Form 10-Q
period 1996-06-30
FM PROPERTIES INC
filed 1996-08-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1996

                   Commission File Number:  0-19989

                          FM Properties Inc.

    Incorporated in Delaware                     72-1211572
                                               (IRS Employer
                                            Identification No.)

          1615 Poydras Street, New Orleans, Louisiana 70112

  Registrant's telephone number, including area code: (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---
On June 30, 1996, there were issued and outstanding 14,285,770 shares of the registrant's Common Stock, par value $0.01 per share.



                          FM PROPERTIES INC.
                          TABLE OF CONTENTS

                                                        Page
  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets                        3

          Statements of Operations                        4

          Statements of Cash Flow                         5

          Notes to Financial Statements                   6

          Remarks                                         6

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations       7

  Part II.  Other Information                             9

  Signature                                               10

  Exhibit Index                                           E-1


                          FM PROPERTIES INC.

                    Part I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.

                          FM PROPERTIES INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          ----------    ----------
                                                (In Thousands)
ASSETS
Current assets:
Cash and short-term investments           $    1,811    $    2,282
Accounts receivable and other                  4,732         4,616
Income tax receivable                          2,740         2,693
                                          ----------    ----------
  Total current assets                         9,283         9,591
Real estate and facilities                   152,302       180,040
Other assets                                   7,372         5,172
                                          ----------    ----------
Total assets                              $  168,957    $  194,803
                                          ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $    4,543    $    8,100
Current portion of long-term debt             99,093             -
                                          ----------    ----------
  Total current liabilities                  103,636         8,100
Long-term debt, less current portion               -       121,294
Other liabilities                              6,192         5,886
Stockholders' equity                          59,129        59,523
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $  168,957    $  194,803
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.



                          FM PROPERTIES INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                               Three Months                  Six Months
                              Ended June 30,                Ended June 30,
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                                 (In Thousands, Except Per Share Amounts)

Revenues                  $   23,764    $   12,003    $   37,593    $   16,385
Costs and expenses:
Cost of sales, including
 depreciation and
 amortization                 21,445        11,172        34,758        17,043
General and
 administrative expenses         675         1,629         1,311         2,808
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                   22,120        12,801        36,069        19,851
                          ----------    ----------    ----------    ----------
Operating income (loss)        1,644          (798)        1,524        (3,466)
Interest expense, net         (1,158)          (83)       (1,892)         (266)
Other income, net                 14            (7)          (26)            4
                          ----------    ----------    ----------    ----------
Income (loss) before
 income taxes                    500          (888)         (394)       (3,728)
Income taxes                       -             -             -             -
                          ----------    ----------    ----------    ----------
Net income (loss)         $      500    $     (888)   $     (394)   $   (3,728)
                          ==========    ==========    ==========    ==========

Net income (loss) per
 share                          $.03         $(.06)        $(.03)        $(.26)
                                ====         =====         =====         =====

Average shares
 outstanding                  14,394        14,286        14,368        14,286
                              ======        ======        ======        ======

The accompanying notes are an integral part of these financial statements.



                          FM PROPERTIES INC.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                                Six Months
                                               Ended June 30,
                                          ------------------------
                                             1996          1995
                                          ----------    ----------
                                                (In Thousands)
Cash flow from operating activities:
Net loss                                  $     (394)   $   (3,728)
Adjustments to reconcile net loss to
 net cash provided by operating activities:
  Depreciation and amortization                1,248         1,210
  Cost of real estate sales                   31,035        12,435
  (Increase) decrease in working capital:
    Accounts receivable and other               (107)          769
    Accounts payable and accrued
     liabilities                              (3,613)       (2,793)
  Other                                       (2,264)        3,423
                                          ----------    ----------
Net cash provided by operating activities     25,905        11,316
                                          ----------    ----------
Cash flow from investing activities:
Real estate and facilities                    (4,175)      (12,611)
                                          ----------    ----------
Net cash used in investing activities         (4,175)      (12,611)
                                          ----------    ----------
Cash flow from financing activities:
Proceeds from (repayment of) debt, net       (22,201)        1,187
                                          ----------    ----------
Net cash provided by (used in)
 financing activities                        (22,201)        1,187
                                          ----------    ----------
Net decrease in cash and short-term
 investments                                    (471)         (108)
Cash and short-term investments at
 beginning of year                             2,282         1,200
                                          ----------    ----------
Cash and short-term investments at
 end of period                            $    1,811    $    1,092
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.


                          FM PROPERTIES INC.
                    NOTES TO FINANCIAL STATEMENTS

1.   INTEREST COSTS
Interest expense excludes capitalized interest of $0.7 million and $3.0 million in the second quarter of 1996 and 1995, respectively, and $2.3 million and $6.2 million for the first six months of 1996 and 1995, respectively.

                         --------------------

                               Remarks

The information furnished herein should be read in conjunction with FM Properties Inc. financial statements contained in its 1995 Annual
Report to stockholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the period. All such adjustments are, in the opinion of management, of a normal recurring nature.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
FM Properties Inc. (FMPO) operates through its 99.8 percent ownership of FM Properties Operating Co. (the Partnership), with 0.2 percent owned by Freeport-McMoRan Inc. (FTX) which serves as the managing general partner.

     During the second quarter of 1996, FMPO continued to capitalize on the enhanced sales opportunities at its Austin, Texas property holdings brought about by the positive legislative and judicial developments which occurred during 1995 (discussed in FMPO's 1995 Annual Report to Stockholders). FMPO's second-quarter 1996 revenues from its Austin area properties totaled $10.6 million, including the sale of an 80 acre undeveloped tract within the Barton Creek Development for $2.9 million, its second sale under the Water Quality Protection Zone legislation enacted in late 1995. FMPO's Austin area activity also included a $3.7 million sale of the remaining inventory of developed and undeveloped real estate within the Lakeside development, which included a marina, 77 developed lots and 239 acres of undeveloped property. Additional tracts within the Barton Creek Development are currently under contract and are scheduled to close during the second half of 1996. The sale of undeveloped tracts to sub-developers is an integral part of FMPO's business strategy for the Barton Creek Development. These transactions provide funds to reduce debt, lower future carrying and development costs and establish values for FMPO's remaining properties within Barton Creek.

     The State Court of Appeals in Austin recently overturned the favorable District Court ruling which invalidated the "SOS" ordinance in Austin; however, the appeals court did uphold the lower court's favorable holding with respect to the interpretation of certain grandfather rights for platted land. This decision is not expected to adversely affect any of FMPO's property holdings since the city of Austin's regulatory authority was superseded for FMPO's properties by legislation passed in the state legislature during 1995. A decision will be made in the near future with respect to an appeal on the case.

     The Partnership's intensified marketing efforts at its Dallas, Houston and San Antonio properties resulted in higher second-quarter 1996 sales from these areas compared to the 1995 period. Second-quarter 1996 revenues include the sale of three separate 19 acre tracts, located in the Dallas area, for a total of $6.9 million. In addition to increasing sales over the 1995 period, the marketing efforts have generated sales contracts which are scheduled to close throughout the remainder of 1996.

     Additionally, opportunities for significant transactions involving the Partnership's properties may arise. In the past, permitting and development uncertainties caused valuation assessment obstacles that kept FMPO from successfully completing negotiations involving significant transactions. However, as the Partnership experiences success in establishing values for its properties, FMPO can expect opportunities to consider significant transactions involving its properties.

RESULTS OF OPERATIONS

                          Second Quarter      Six Months
                           -------------    --------------
                           1996     1995     1996     1995
                           ----     ----    -----    -----
                                    (In Millions,
                              Except Per Share Amounts)
Revenues:
  Developed properties     $8.0     $7.6    $12.3    $11.4
  Undeveloped properties
    and other              15.8      4.4     25.3      5.0
                           ----      ---     ----     ----
Total revenues             23.8     12.0     37.6     16.4
                           ----     ----     ----     ----
Operating income (loss)     1.6     (0.8)     1.5     (3.5)
Net income (loss)           0.5     (0.9)    (0.4)    (3.7)
Net income (loss)
 per share                  .03     (.06)    (.03)    (.26)

     Revenues from developed properties represented the sale of 206 and 282 single-family homesites during the second-quarter and six-month periods of 1996, respectively, compared with the sale of 152 and 242 single-family homesites during the 1995 periods. Revenues from undeveloped properties for the second-quarter and six-month periods of 1996 represented the sale of 447 and 603 undeveloped acres, respectively, compared with the sale of 196 and 202 undeveloped acres for the year-ago periods.

     General and administrative expenses were reduced to $0.7 million and $1.3 million for the second-quarter and six-month periods of 1996, respectively, compared with $1.6 million and $2.8 million for the 1995 periods, continuing to reflect the benefit of steps taken in the third quarter of 1995 to reduce costs.

     Interest expense for the second-quarter and six-month 1996 periods increased because of reduced capitalized interest resulting from FMPO's success in selling tracts without incurring further development costs, partially offset by lower average debt levels and interest rates.

CAPITAL RESOURCES AND LIQUIDITY
During the first six months of 1996, FMPO generated operating cash flow of $25.9 million which, after funding capital expenditures, enabled FMPO to reduce its debt from the beginning of the year by $22.2 million to $99.1 million. The Partnership has the potential to achieve further significant debt reductions prior to its 1997 principal payment requirements ($29.1 million due February 1997 and $70.0 million due June 1997). These reductions are dependent on the future cash flow from the Partnership's assets and the ability to negotiate significant sales of assets, which are subject to numerous economic and other factors, including factors beyond FMPO's control. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     FMPO continues to seek a permanent financial restructuring, which may include issuing new debt or equity investments, and believes that the ongoing reduction of its debt will significantly improve its alternatives. An objective in arranging new financing for FMPO will be to eliminate the guarantees of its debt by FTX and Freeport-McMoRan Copper & Gold Inc. These debt guarantees were extended in connection with the extension of the Partnership's debt maturities achieved during late 1995. While FMPO believes any new financing will be beneficial to the long-term interests of its shareholders, an elimination of the guarantees would be expected to increase financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in real estate assets.

                     ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.


                      PART II--OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the registrant was held on May 2, 1996 (the Annual Meeting). Proxies for the Annual
Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Michael D. Madden was elected to serve until the 1999 annual meeting of stockholders. In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson and Ernest E. Howard, III.

     (c) At the Annual Meeting the stockholders voted to elect one director. Holders of 13,448,746 shares voted for Mr. Madden and holders of 120,334 shares withheld their votes for him. There were no abstentions or broker non-votes with respect to the election of the director.

          At the Annual Meeting the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors to audit the financial statements of the registrant and its subsidiaries for the year 1996. Holders of 13,501,733 shares voted for, holders of 50,976 shares voted against and holders of 16,371 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FM PROPERTIES INC.



                              By:    /s/ William J. Blackwell
                                     ------------------------
                                         William J. Blackwell
                                             Controller
                                     (authorized signatory and
                                   Principal Accounting Officer)


Date:      August 13, 1996



                           FM PROPERTIES INC.
                            EXHIBIT INDEX
                            -------------
                                               Sequentially
                                                 Numbered
Number           Description                       Page
- ------           -----------                       ----

27.1      Financial Data Schedule