Form 10-Q
period 1996-09-30
FM PROPERTIES INC
filed 1996-11-08
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1996

                   Commission File Number:  0-19989

                          FM Properties Inc.

      Incorporated in Delaware                72-1211572
                                  (IRS Employer Identification No.)

          1615 Poydras Street, New Orleans, Louisiana 70112

   Registrant's telephone number, including area code: (504) 582-4000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---
On September 30, 1996, there were issued and outstanding 14,285,770 shares of the registrant's Common Stock, par value $0.01 per share.

                          FM PROPERTIES INC.
                          TABLE OF CONTENTS

                                             Page
  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets             3

          Statements of Operations             4

          Statements of Cash Flow              5

          Notes to Financial Statements        6

          Remarks                              6

    Report of Independent Public Accountants   7

    Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                    8

  Part II.  Other Information                  10

    Signature                                  11

  Exhibit Index                                E-1

                          FM PROPERTIES INC.

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          FM PROPERTIES INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)
                                   September 30,  December 31,
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Cash and short-term investments      $    1,789    $    2,282
Accounts receivable and other             2,403         4,616
Income tax receivable                       526         2,693
                                     ----------    ----------
  Total current assets                    4,718         9,591
Real estate and facilities              123,219       180,040
Other assets                              6,398         5,172
                                     ----------    ----------
Total assets                         $  134,335    $  194,803
                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
 liabilities                         $    2,726    $    8,100
Current portion of long-term debt        63,940             -
                                     ----------    ----------
  Total current liabilities              66,666         8,100
Long-term debt, less current portion          -       121,294
Other liabilities                         7,080         5,886
Stockholders' equity                     60,589        59,523
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $  134,335    $  194,803
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)
                          Three Months Ended       Nine Months Ended
                            September 30,             September 30,
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ----------
                        (In Thousands, Except Per Share Amounts)
Revenues             $   34,461    $   25,497    $   72,054    $   41,882
Costs and expenses:
Cost of sales,
 including
 depreciation and
 amortization            31,866        25,607        66,624        42,650
General and
 administrative
 expenses                   558           872         1,869         3,680
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses              32,424        26,479        68,493        46,330
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                   2,037          (982)        3,561        (4,448)
Interest
 expense, net            (1,193)         (226)       (3,085)         (492)
Other income, net            90             3            64             7
                     ----------    ----------    ----------    ----------
Income (loss)
 before income
 tax benefit                934        (1,205)          540        (4,933)
Income tax benefit          526             -           526             -
                     ----------    ----------    ----------    ----------
Net income (loss)    $    1,460    $   (1,205)   $    1,066    $   (4,933)
                     ==========    ==========    ==========    ==========
Net income (loss)
 per share                 $.10         $(.08)         $.07         $(.35)
                           ====         =====          ====         =====
Average shares
 outstanding             14,395        14,286        14,364        14,286
                         ======        ======        ======        ======

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)
                                          Nine Months Ended
                                            September 30,
                                      ------------------------
                                         1996         1995
                                      ----------    ----------
                                           (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $    1,066    $   (4,933)
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
  Depreciation and amortization           1,465         1,842
  Cost of real estate sales              59,974        37,700
  (Increase) decrease in working capital:
    Accounts receivable and other         2,222         2,758
    Accounts payable and accrued
     liabilities                         (3,216)       (1,883)
  Other                                     (30)        4,176
                                     ----------    ----------
Net cash provided by operating
 activities                              61,481        39,660
                                     ----------    ----------
Cash flow from investing activities:
Real estate and facilities               (4,620)      (22,129)
                                     ----------    ----------
Net cash used in investing
 activities                              (4,620)      (22,129)
                                     ----------    ----------
Cash flow from financing activities:
Proceeds of debt                         70,000         8,000
Repayment of debt                      (127,354)      (24,331)
                                     ----------    ----------
Net cash used in financing
 activities                             (57,354)      (16,331)
                                     ----------    ----------
Net increase (decrease) in cash
 and short-term investments                (493)        1,200
Cash and short-term investments
 at beginning of year                     2,282         1,200
                                     ----------    ----------
Cash and short-term investments
 at end of period                    $    1,789    $    2,400
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                         FM PROPERTIES INC.
                    NOTES TO FINANCIAL STATEMENTS

1.   INTEREST COSTS
Interest expense excludes capitalized interest of $0.4 million and $2.9 million in the third quarter of 1996 and 1995, respectively, and $2.7 million and $9.1 million for the first nine months of 1996 and 1995, respectively.

2.   INCOME TAXES
During the third quarter of 1996, a $0.5 million tax benefit was recognized from the carryback of the current year's estimated tax loss to recoup taxes paid in previous years.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FM Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of FM Properties Inc. (the Company), a Delaware Corporation, as of September 30, 1996, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed statements of cash flow for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of FM Properties Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 23, 1996, based on our audit, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



     ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 22, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
FM Properties Inc. (FMPO) operates through its 99.8 percent ownership of FM Properties Operating Co. (the Partnership), with 0.2 percent owned by Freeport-McMoRan Inc. (FTX) which serves as the managing general partner.

     Throughout 1996, FMPO has capitalized on the enhanced sales opportunities at its Austin, Texas property holdings brought about by the positive legislative and judicial developments which occurred during 1995. FMPO's third-quarter 1996 revenues from its Austin area properties totaled $25.9 million, including the sale of the Barton Creek Country Club and Conference Resort for $25.0 million and the sale of a 24 acre undeveloped tract for $0.7 million. Several additional tracts within the Barton Creek Development are currently under contract and are scheduled to close during the remainder of 1996 and early 1997. In addition to the sales in the Austin area, third-quarter 1996 revenues also include the sale of 22 acres of undeveloped commercial property, located in the Dallas area, for $5.7 million.
The sale of undeveloped tracts to sub-developers is an integral part of FMPO's business strategy. These transactions provide funds to reduce debt, lower future carrying and development costs and establish values for FMPO's remaining properties.

     The State Court of Appeals in Austin recently overturned the favorable District Court ruling which invalidated the _SOS_ ordinance in Austin; however, the appeals court upheld the lower court's favorable holding with respect to the interpretation of certain grandfather rights for platted land. A decision will be made in the near future with respect to an appeal of the case. This ruling is not expected to adversely affect any of FMPO's property holdings. The City of Austin's regulatory authority was, in effect, superseded by Texas state legislation enacted during 1995.

     Included in this legislation was the creation of the Southwest Travis County Water District (District) which encompasses the land owned by Circle C Land Corp. (Circle C), a wholly owned subsidiary. In October 1996, the City of Austin filed a petition for declaratory judgment asserting that the legislation that created the District is unconstitutional. The District has indicated that it intends to defend itself against the City's claim. None of FMPO's land other than the land owned by Circle C is included in the District.

     During the third quarter of 1996, FMPO reached an agreement to sell the remaining assets of Circle C for $34.0 million. The remaining assets of Circle C consist of approximately 1,000 acres of undeveloped commercial and multi-family property within the Circle C Ranch development near Austin, Texas. FMPO received a $1.0 million non-refundable cash deposit, with the balance of the purchase price to be received $30.0 million in cash and $3.0 million in a secured note at closing which is scheduled for the first quarter of 1997. The completion of this sale is however, subject to the ability of the purchaser to secure financing which may be affected by the recent litigation discussed in the preceding paragraph.

RESULTS OF OPERATIONS

                     Third Quarter       Nine Months
                     ---------------   --------------
                      1996     1995     1996     1995
                     ------   ------   -----    -----
                               (In Millions)
Revenues:
  Developed
   properties        $28.1    $21.0    $40.4    $32.4
  Undeveloped
   properties and
   other               6.4      4.5     31.7      9.5
                       ---      ---     ----      ---
Total revenues        34.5     25.5     72.1     41.9
                      ----     ----     ----     ----

Operating income
 (loss)                2.0     (1.0)     3.6     (4.4)
Net income (loss)      1.5     (1.2)     1.1     (4.9)

     Revenues from developed properties for the 1996 periods include $25.0 million from the sale of the Barton Creek Country Club and Conference Resort, as well as $3.1 million and $15.4 million from the sale of 57 and 339 single-family homesites during the third-quarter and nine-month periods of 1996, respectively. Revenues from developed properties for the 1995 periods consisted of $15.8 million from the sale of the Circle C residential properties, as well as $5.2 million and $16.6 million from the sale of 101 and 343 single-family homesites during the third-quarter and nine-month periods of 1995, respectively.

Revenues from undeveloped properties for the third-quarter and nine-month periods of 1996 represented the sale of 46 and 649 undeveloped acres, respectively, compared with the sale of 101 and 303 undeveloped acres for the year-ago periods.

     General and administrative expenses declined to $0.6 million and $1.9 million for the third-quarter and nine-month periods of 1996, respectively, compared with $0.9 million and $3.7 million for the 1995 periods, continuing to reflect the benefit of steps taken in the third quarter of 1995 to reduce costs.

     Interest expense for the 1996 periods increased because of reduced capitalized interest, partially offset by lower average debt levels and interest rates.

     During the third quarter of 1996, FMPO recognized a $0.5 million tax benefit for the carryback of the current year's estimated tax loss to recoup federal income taxes paid in previous years.

     FMPO's current business strategy includes the sale of larger undeveloped tracts of land. These transactions by their nature can cause significant variations in FMPO's revenues and operating income during a particular accounting period. As a result, significant fluctuations in FMPO's future operating results can be expected in any given quarter which may cause future operating losses to be incurred. Consequently, past operating results are not necessarily indicative of trends in profitability.

CAPITAL RESOURCES AND LIQUIDITY
During the first nine months of 1996, FMPO generated operating cash flow of $61.5 million which, after funding capital additions, enabled FMPO to reduce its debt from the beginning of the year by $57.4 million. With the cash proceeds from future property sales, including the potential sale of the remaining Circle C properties (see above), the Partnership may be able to reduce its debt further prior to its 1997 principal payment requirements ($29.1 million due February 1997 and $34.8 million due June 1997). These reductions are dependent on the future cash flow from the Partnership's assets, which is subject to numerous economic and other factors, including factors beyond FMPO's control. FMPO is presently engaged in negotiations with its commercial banks and is seeking to extend the maturities of its debt. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     FMPO continues to seek a permanent financial restructuring, which may include obtaining a new bank credit facility or issuing new debt or equity investments. An objective in arranging new financing for FMPO will be to eliminate the guarantees of its debt by FTX and Freeport-McMoRan Copper & Gold Inc. While FMPO believes any new financing will be beneficial to the long-term interests of its shareholders, an elimination of the guarantees would be expected to increase financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in real estate assets.

                     ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                      PART II--OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

     (b) During the quarter for which this report is filed, the registrant filed two Current Reports on Form 8-K, dated August 22, 1996 and September 12, 1996, reporting information under Item 5.

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

                          FM PROPERTIES INC.



                              By:    /s/ William J. Blackwell
                                     ------------------------
                                         William J. Blackwell
                                              Controller
                                     (authorized signatory and
                                   Principal Accounting Officer)

Date:     November 8, 1996

                          FM PROPERTIES INC.
                            EXHIBIT INDEX
                            -------------

                                                       Sequentially
                                                          Numbered
Number           Description                                Page
------           -----------                                ----

10.1      Purchase and Sale Agreement between FM
          Properties Operating Co. and Barton Creek
          Resort & Clubs, Inc. executed August 21, 1996.

10.2      Purchase and Sale Agreement between Circle C
          Land Corp. and Phoenix Holdings, Ltd. dated
          May 30, 1996, the first addendum to the purchase and sale agreement dated May 30, 1996 and the second addendum to the purchase and sale agreement dated September 10, 1996.

27.1      Financial Data Schedule