Form 10-K405
period 1996-12-31
FM PROPERTIES INC
filed 1997-03-28
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                       FORM 10-K
(Mark One)
*        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                                OR
*       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From .......... to ..........
                   Commission file number 0-19989

                         FM Properties Inc.
    (Exact name  of  Registrant  as  specified in Charter)
            DELAWARE                                    72-1211572
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      1615 Poydras Street
      New Orleans, Louisiana                                  70112
    (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (504) 582-4000

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock Par Value $0.01 per Share
                       Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

      Indicate by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,148,000 on March 14, 1997.

      On March 14, 1997, there were issued and outstanding 14,285,770 shares of Common Stock, par value $0.01 per share of the registrant.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement dated March 27, 1996, to be submitted to the registrant's stockholders in connection with its 1997 Annual Meeting to be held on May 8, 1996 are incorporated by reference into
Part III of this Report.
                              TABLE OF CONTENTS

Page

Part I.......................................................................1

  Items 1. and 2.  Business and Properties...................................1
    Overview.................................................................1
    Recent Developments......................................................1
    Real Estate..............................................................2
    Competition..............................................................3
    Regulation and Environmental Matters.....................................3
    Employees................................................................3
    Relationship with FTX................................................... 3
    Cautionary Statement.................................................... 4

  Item 3. Legal Proceedings..................................................7

  Item 4. Submission of Matters to a Vote of Security Holders................7
           Executive Officers of the Registrant..............................7

Part II......................................................................8

  Item 5. Market for Registrant's Common Equity and Related
       Stockholder Matters...................................................8

  Item 6. Selected Financial Data............................................8

  Item 7. Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................................9

  Item 8. Financial Statements and Supplementary Data.......................13

  Item 9. Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.................................................22

Part III....................................................................22

  Item 10. Directors and Executive Officers of the Registrant...............22

  Item 11. Executive Compensation...........................................22

  Item 12. Security Ownership of Certain Beneficial Owners and Management...22

  Item 13. Certain Relationships and Related Transactions...................22

Part IV.....................................................................22

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..............................................22

Signatures.................................................................S-1

Financial Statement Schedules..............................................F-1

Exhibits...................................................................E-1
                                    PART I


Items 1. and 2.  Business and Properties.


                                   OVERVIEW

      FM Properties Inc., a Delaware corporation ("FMPO" or the "Company"), was organized in March 1992 and operates through its 99.8% general partnership interest in FM Properties Operating Co., a Delaware general partnership (the "Partnership"). The remaining 0.2% general partnership interest is held by Freeport-McMoRan Inc., a Delaware corporation listed on the New York Stock Exchange, which also serves as the Partnership's managing general partner ("FTX" or the "Managing General Partner"). The Partnership was formed to hold, operate and develop substantially all domestic oil and gas properties of, and substantially all domestic real estate then held for development by, FTX and certain of its subsidiaries. The Partnership also assumed substantially all of the liabilities related to such assets, including approximately $500 million of indebtedness, substantially all of which was guaranteed by FTX.

      Since the formation of the Company, the primary objective of managing, developing and operating the Partnership's assets has been the retirement of its indebtedness and the elimination of the debt guarantees, establishing the Company as a stand-alone entity. The Partnership sold virtually all of its producing oil and gas properties in 1993 and currently is engaged in the development and marketing of real estate in the Austin, Dallas, Houston and San Antonio, Texas areas. During 1996, the Partnership was able to capitalize on enhanced sales opportunities at its properties in the Austin area brought about by several positive legislative and judicial developments that occurred during 1995. As a result, the Partnership generated significantly higher operating cash flows which enabled it to reduce its debt by $63 million to $58.3 million at December 31, 1996.

      The ability of the Partnership to make future payments of principal and interest, and to comply with the covenants relating to its debt, is largely dependent upon the Partnership's future performance, which will be subject to numerous economic and other factors, including factors beyond its control. The Company has incurred operating losses in each year since inception from the real estate activities conducted by the Partnership. The Partnership's future performance and the financial viability of the Company are dependent on the future cash flows from the Partnership's assets. These cash flows will be significantly affected by future real estate values and future interest rate levels. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments. Considering the anticipated cash flows of the Partnership and the maturities of its debt, the Partnership will be required, not later than February 1998, to refinance its debt or sell assets in order to generate cash then required for principal payments.


                             RECENT DEVELOPMENTS

      Revenues for 1996 totaled $79.2 million, consisting of $44 million from the sale of developed properties and $35.2 million from the sale of undeveloped properties. Sales of developed properties include $25 million from the sale of the Barton Creek Country Club and Conference Resort and $19 million from the sale of 393 single-family home sites in the Austin, Houston and San Antonio areas. Revenues from undeveloped property sales include two tracts within the Barton Creek development totaling 105 acres for an aggregate $4.8 million, the first sales under the Water Quality Protection Zone legislation enacted in 1995, the sale of commercial and multi-family tracts in the Dallas area totaling 79 acres for an aggregate $12.6 million, and the sale of 535 acres in the Austin, Dallas and San Antonio areas for an aggregate $17.8 million.

      During 1996 the Partnership generated operating cash flow of $68.7 million, which after funding capital additions, enabled FMPO to reduce the debt of the Partnership and Circle C Land Corp., its consolidated affiliate ("Circle C"), by $63 million, from $121.3 million on December 31, 1995 to $58.3 million on December 31, 1996.

      In the fourth quarter of 1996, the Partnership amended its credit agreements extending all maturities until February 1998, reducing interest rates, lowering available borrowing capacity under the revolving credit agreement to $10 million, and eliminating the guarantee of Freeport-McMoRan Copper & Gold Inc. ("FCX"). All of the Partnership's and Circle C's bank debt is now guaranteed only by FTX. FTX has liens on the Partnership's assets that may be subordinated to its lenders under certain conditions.

      While such debt is currently guaranteed by FTX, there is no commitment by FTX to guarantee any such debt after February 1998, and there can be no assurance that any such further guarantee will be provided. FMPO will continue to seek to reduce its need for financing through the sale of assets, and will also seek new financing alternatives, which may involve issuing new debt or common or preferred equity, with a view to eliminating the FTX guarantee. Management believes that the ongoing reduction of the Partnership's debt will significantly improve its financing alternatives. If the FTX guarantee is eliminated, FMPO would have the ability to remove FTX as Managing General Partner and dissolve the Partnership, thereby enabling FMPO to manage its business without the restrictions currently imposed by its relationship with FTX. While FMPO believes a new financial structure will be beneficial to the long-term interests of its shareholders, an elimination of the FTX guarantee may increase near-term financing costs significantly. FMPO will seek to establish a long-term base of capitalization that will enable it to pursue its business plan of developing and selling real estate.

      During September 1996 the Partnership entered into an agreement to sell the remaining assets of Circle C for $34 million; however, in January 1997 the agreement expired and the Partnership retained the prospective purchaser's $1 million performance deposit.


                                 REAL ESTATE

      As a result of the transactions closed in 1996 and described under "Recent Developments," above, the Partnership's principal real estate holdings in the Austin, Texas area currently consist of approximately 2,900 acres of undeveloped residential, multi-family and commercial property within the Barton Creek development, approximately 1,000 acres of undeveloped commercial and multi-family property within the Circle C Ranch development in the City of Austin owned by Circle C, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development in the City of Austin.

      The Partnership also owns or has interests in approximately 308 developed lots, 262 acres of additional undeveloped residential property and 208 acres of additional undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas that are being actively marketed. These real estate interests are managed by professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, operating expenses and development costs, net of revenues, are funded by the Partnership, and the developers are entitled to a management fee and a 25% interest in the net profits, after recovery by the Partnership of its investments and a stated return, resulting from the sale of properties under their management.

      Pursuant to a joint venture agreement between FMPO and IMC-Agrico Company ("IMC-Agrico"), a joint venture between Freeport-McMoRan Resource Partners, Limited Partnership, an affiliate of FTX, and IMC Global Inc., the Company may also participate in the development of up to approximately 171,000 acres of land in Florida owned by IMC-Agrico that has been or will be reclaimed following completion of IMC-Agrico's mining activities on the properties. No significant development activity is expected in Florida in the near future.

      Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants, such as general economic conditions, changes in interest rates, inflation rates and the cost and availability of borrowing. In addition, the business of real estate development is subject to numerous inherent risks such as local and national real estate market conditions, changing environmental, zoning and other governmental regulation, overbuilding and the level of real estate taxes and other carrying costs. The timing and nature of future development and sale of the Partnership's real estate assets will depend on various factors beyond its control, including continuing improvement in market conditions, supply and demand of the particular types of properties owned by the Company, the level of competition, and zoning and other governmental regulation.


                                 COMPETITION

      The Company's business is highly competitive. A large number of companies and individuals are engaged in the real estate business, and many of them possess financial resources greater than those of FMPO. In every real estate market in which the Company competes, it does so not only against local developers who are committed primarily to particular markets, but also against national developers who acquire properties throughout the United States.


                     REGULATION AND ENVIRONMENTAL MATTERS

      FMPO's real estate investments are subject to applicable local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has and may continue to delay development of the Company's properties and result in higher developmental and administrative costs. See Item 3. Legal Proceedings.

      The Company is making, and will continue to make, expenditures with respect to its real estate development for the protection of the environment. Increasing emphasis on environmental matters may result in additional costs in the future. Upon analysis of its operations in relation to current and presently anticipated environmental requirements, the Company does not anticipate that these costs will have a significant adverse impact on its future operations or financial condition.


                                  EMPLOYEES

      Since January 1, 1996, FM Services Company, a Delaware corporation 50% owned by each of FTX and FCX ("FMS"), has provided executive, accounting, legal, financial, tax, insurance, personnel and management information and similar services pursuant to a services agreement between the Company and FMS (the "Services Agreement"). The Services Agreement is terminable by FMPO at any time upon 90 days' notice. Prior to 1996, FTX provided similar services. Since July 1995, these services have been provided by FTX and FMS for an annual fee of $500,000, subject to annual cost of living increases beginning in the first quarter of 1997. Prior to July 1995, the cost of such services was determined and allocated by FTX.

      At December 31, 1996, the Company had a total of 10 employees, who coordinate the Company's operations and the functions of FMS personnel under the Services Agreement.


                            RELATIONSHIP WITH FTX

      FMPO's sole asset is its 99.8% general partnership interest in the Partnership. Pursuant to the Partnership Agreement, the Company is prohibited from transferring its interest in the Partnership without the consent of the Managing General Partner. The Company has no source of funds other than distributions from the Partnership. Under the Partnership Agreement, the Managing General Partner has the right to make distributions in its sole discretion, except that, to the extent net cash flow of the Partnership is available, the Managing General Partner is required to make distributions to the Company to cover taxes and administrative expenses. So long as any debt of the Partnership or its affiliates is owed to, or guaranteed by, FTX or any of its affiliates, Partnership net cash flow will be applied to repay such debt and no distributions will be made, other than as described above.

      The  Partnership  was  created  with  substantial  financial  leverage,
assuming   approximately   $500   million   of  FTX  indebtedness,  including
approximately $375 million under a credit agreement between FTX, the Partnership and a group of banks led by Chemical Bank. In 1995 and again in 1996 Partnership debt maturities were extended (see "Recent Developments") and as of December 31, 1996 total Partnership long-term debt had been reduced to $58.3 million. All such debt is guaranteed by FTX, which currently has first priority liens on certain real estate assets as security for its guaranty. Under the terms of the Partnership's new credit agreement, however, the lenders can impose a lien on the Company's assets under certain circumstances that would subordinate the FTX liens. The guaranty agreement between FTX and the Partnership contains covenants that would become effective upon the termination of FTX as Managing General Partner or upon payment pursuant to the guarantee. These covenants prohibit distributions to holders of interests in the Partnership and severely restrict the disposition of assets, affiliate transactions, the incurrence of debt and transactions outside the ordinary course of business.

      Under the Partnership Agreement, FTX, as the Managing General Partner, is generally responsible for managing the affairs of the Partnership, subject to specified review and approval by a Partnership Committee consisting of a representative from each of FTX and the Company. Such review and approval by the Partnership Committee include, among other things, matters such as the dissolution of the Partnership, the approval of the annual budget of the Partnership, and the approval of a merger of the Partnership or acquisitions or dispositions of assets having a fair market value greater than $10 million. However, no Partnership Committee approval is required for the disposition of any asset, or for the making of any capital expenditure, if FTX as the Managing General Partner determines in its discretion that such disposition or expenditure is reasonable and prudent, in view of the probable insufficiency of cash flows from operations available to the Partnership, in order to enable the Partnership to pay when due any of its indebtedness. As a result, if net cash flow from operations is insufficient to satisfy such obligations, the Partnership may dispose of assets before it would otherwise have done so, and at lower prices than it might otherwise obtain.

      FTX is permitted under the terms of the Partnership Agreement to compete with the Partnership and to engage in transactions with the Partnership or with others that conflict, or potentially conflict, with the interests of the Company and the Partnership, including the sales of property to and the purchase of property from the Partnership and possible loans and provision of services to the Partnership.

      As a general partner of the Partnership, the Company is liable without limitation to third parties for all obligations of the Partnership. However, pursuant to the Partnership Agreement, FTX is liable for any Partnership losses in excess of the positive capital account balances of FTX and the Company as described below. Under the Partnership Agreement, the Partnership will indemnify each of FTX and the Company as general partners for any liabilities or expenses arising from any action or omission on behalf of the Partnership, except for any such liabilities or expenses primarily attributable to such person's gross negligence or willful misconduct.

      The Partnership maintains capital accounts of the partners which are adjusted for income, gains, losses and deductions of the Partnership, which are generally allocated 99.8% to the Company and 0.2% to FTX. However, so long as the outstanding balance of all Partnership liabilities guaranteed by or owed to FTX exceeds the deficit balance, if any, in the capital account of FTX, the Company will be allocated losses until its capital account is reduced to zero, and all additional losses will be allocated entirely to FTX until the deficit balance in FTX's capital account equals the outstanding balance of all Partnership liabilities guaranteed by or owed to FTX. After such point, all losses will be allocated 99.8% to the Company and 0.2% to FTX. Subsequent income will be similarly allocated to the extent of any losses so allocated after such point and then will be allocated entirely to FTX until FTX has recouped losses allocated entirely to it.

                             CAUTIONARY STATEMENT

      This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding FMPO's financial position and liquidity, payment of dividends, strategic plans, future financing plans, development and capital expenditures, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements.

      Although FMPO believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from FMPO's expectations are disclosed in this report including, without limitation, in conjunction with the forward-looking statements included in this report. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below, and in the Company's other filings with the Securities and Exchange Commission (the "Commission"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to FMPO or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Performance of the Real Estate Industry

      The real estate activities of the Company are subject to numerous factors outside of the control of management, including local real estate market conditions (both where its properties are located and in areas where its potential customers reside), substantial existing and potential competition, the cyclical nature of the real estate business, general national economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

      Real estate investments are relatively illiquid and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect of these factors on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Financing and Leverage

      Although substantial reductions in the Partnership's and Circle C's debt have been made during 1996, the Company remains highly leveraged. The Company's future performance and financial viability are dependent on future cash flows from the Partnership's assets, and there can be no assurance that the Partnership will generate cash flow or otherwise obtain funds sufficient to make required interest and principal payments. Considering the anticipated cash flows of the Partnership and the maturities of its debt, the Partnership will be required, not later than February 1998, to refinance its debt or sell additional assets to generate cash then required for principal payments. The Company's ability to refinance debt at that time could be adversely effected by a tightening of the credit markets.

      Although all of the Company's outstanding bank debt is currently guaranteed by FTX, which also serves as the Partnership's managing general partner, there is no commitment by FTX to guarantee any such debt after February 1998, and there can be no assurance that any such further guarantee will be provided.

      The Company's real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers' existing residences.

Recent Operating Results

      The Company has incurred operating losses in each year since inception from the real estate activities conducted by the Partnership. The Company's current business strategy includes the sale of larger undeveloped tracts of land. These transactions by their nature can cause significant period to period variations in the Partnership's revenues, operating income and cash flow. Although the Partnership has recently generated positive operating income and cash flow as a result of this strategy, there can be no assurance that this trend will continue.

Regulatory Approval

      Before the Company can develop a property, it must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, architectural design and environmental issues. Because of the discretionary nature of these approvals and the concerns often raised by various government agencies and special interest groups during the approval and development processes, the Company's ability to develop properties and realize future income from its projects could be delayed, reduced or prevented.

      The City of Austin has long opposed certain of the Partnership's plans in the Austin area. In 1995 the City's "Save Our Springs" ordinance was invalidated by a District Court and Texas state legislation was enacted that removed much of the Partnership's Austin area properties from the City's jurisdiction. The City appealed the District Court's ruling and received a favorable ruling during 1996 (see Item 3. Legal Proceedings). The City has also sought court intervention to declare certain of the legislation unconstitutional. These court proceedings are being actively opposed by the Partnership and other interested parties. Moreover, management does not believe unfavorable rulings will have an adverse affect upon the Partnership's property holdings; however, because of the regulatory environment that continues to exist in the Austin area, there can be no assurance that such expectations will prove to have been correct. A more complete discussion of these matters is set forth elsewhere in this Form 10-K.

Environmental Regulation

      Real estate development is subject to state and federal regulations and
to  possible   interruption  or  termination  on  account  of  environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Certain of the Barton Creek Project property includes nesting territories for the Golden Cheek Warbler, a federally listed endangered species. In February 1995 the Company received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act (the "ESA"), which to date has allowed the development of the Barton Creek Project, free of restrictions under the ESA related to the maintenance of habitat for the Golden Cheek Warbler.

      The Company is making, and will continue to make, expenditures with respect to its real estate development for the protection of the environment. Increasing emphasis on environmental matters may result in additional costs in the future.

Effect of Competition

      The Company's business is highly competitive. A large number of companies and individuals are engaged in the real estate business, and many of them possess financial resources greater than those of the Company. In each of the Company's markets it competes against local developers who are committed primarily to particular markets and also against national developers who acquire properties throughout the United States.

Geographic Concentration and Dependence on the Texas Economy

      The Company's real estate activities are located entirely in the Austin, Dallas, Houston and San Antonio, Texas areas. Because of the Company's geographic concentration and limited number of projects, its operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

      The performance of the Texas economy affects sales of the Partnership's properties and consequently has an impact on the income derived from the Partnership's real estate activities and the underlying values of property owned by the Partnership. While the Texas economy has remained healthy in recent years, there can be no assurance that this trend will continue.

Natural Risks

      The  Company's  performance  may  be  adversely   affected  by  weather
conditions that delay development or damage property.

Item 3. Legal Proceedings.

      During 1996, the State Court of Appeals overturned the favorable 1995 District Court ruling which invalidated the City of Austin "SOS" ordinance; however, the appeals court upheld the lower court's favorable ruling with respect to the interpretation of certain grandfathered rights for previously platted land. A significant portion of the Partnership's Austin area properties was previously platted and is expected to benefit from these grandfathered rights. An application for Writ of Error was filed with the Texas Supreme Court in January 1997. An unfavorable final judgment is not expected to adversely affect the Partnership's property holdings because of its grandfathered rights and because the Partnership's property was removed from the jurisdiction of the City pursuant to the water quality protection zone at Barton Creek and the Southwest Travis County Water District (the "District") at Circle C, both of which were authorized by Texas state legislation enacted in 1995.

      In October 1996, the City filed a petition for declaratory judgment asserting that the legislation that created the District is unconstitutional. The District has indicated that it intends to defend itself against the City's claim. Approximately 1,000 acres owned by Circle C are included in
the District.   None  of  the  Partnership's  other  properties  are  in  the
District.

      During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. in order to secure its ownership of certain Municipal Utility District receivables that pertain to existing infrastructure which serves the Circle C development. A favorable outcome would result in significant refunds of prior capital expenditures to the Partnership over the next several years.

      Although the Company may be from time to time involved in various other legal proceedings of a character normally incident to the ordinary course of its businesses, the Company believes that potential liability in any such pending or threatened proceedings would not have a material adverse effect on the financial condition or results of operation of the Company. The Company maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverage customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

Executive Officers of the Registrant.

      Certain information, as of March 11, 1997, regarding the executive officers of the Company is set forth in the following table and accompanying text.

            Name                Age         Position or Office

         Richard C. Adkerson    50          Chairman of the Board and Chief
                                            Executive Officer

         W. H. Armstrong, III   32          President, Chief Operating
                                            Officer and Chief
                                            Financial Officer

         John G. Amato          53          General Counsel

      Mr. Adkerson is also Vice Chairman of the Board of FTX and has held that position since August 1995. Mr. Adkerson also serves as Executive Vice President of FCX and Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. ("MOXY"). From 1992 to August 1995, Mr. Adkerson was a Senior Vice President of FTX and a Vice President of FTX prior to 1992.

      Mr. Armstrong has been employed by FMPO since its inception in 1992. Previously, Mr. Armstrong was a member of the Finance and Business Development Group of FTX with responsibility for real estate activities. Prior to joining FTX, Mr. Armstrong spent five years with Sonnenblick-Goldman Corp., a national real estate investment banking and advisory firm, where he last served as vice president.

      Mr. Amato is also General Counsel of MOXY. Prior to August 1995, Mr. Amato served as General Counsel of FTX and FCX. Mr. Amato currently provides legal and business advisory services to FTX and FCX under a consulting arrangement.

                                   PART II

Item 5.  Market  for  Registrant's  Common  Equity  and  Related  Stockholder
Matters.

      The Company's common stock trades on The Nasdaq Stock Market (National Market System) under the symbol FMPO. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq.

                              1996                   1995
                          High     Low           High    Low
First Quarter            $ 2 7/8  $ 1 1/2      $ 3 3/4  $ 2 1/2
Second Quarter             2 5/8    2 1/16       3        2
Third Quarter              3 1/16    2 1/8       2 3/4    1 13/16
Fourth Quarter             3 5/16    2 3/4       2 1/8    1 1/2


      The Company has not in the past and does not anticipate in the foreseeable future paying cash dividends on its common stock. While the decision whether or not to pay dividends and in what amounts is generally within the discretion of the Company's board of directors, the Company's sole source of funds is its interest in the Partnership. Distributions of cash or other property from the Partnership are generally determined in the discretion of the Managing General Partner; however, so long as the Company's existing credit arrangements remain in effect, no distributions will be made by the Partnership to the Company except, to the extent of available net cash flow, to cover certain administrative expenses and taxes.

      As of March 14, 1997 there were 11,386 record holders of the Company common stock.

Item 6.  Selected Financial Data.(1)
                            1996      1995       1994       1993       1992
                               (In Thousands, Except Per Share Amounts)
Years Ended December31:
Loss from the Partnership   $(346)   $(571)    $(118,741) $(24,057)  $(16,747)
Operating loss               (566)   (2,367)    (122,869)  (27,526)   (18,170)
Net income (loss)               76      153     (86,290)   (18,814)   (12,144)
Net income (loss) per          .01      .01       (6.04)     (1.32)      (.85)
share
Average shares              14,383     14,286     14,286     14,286    14,286
outstanding
At December 31:
Investment in the           56,055     56,401     56,972    193,415   217,472
Partnership
Total assets                60,985     60,897     60,903    193,637   217,719
Stockholders' equity        59,599     59,523     59,370    145,660   164,474

___________

(1) Reflects the Company's investment in the Partnership under the equity basis of accounting. See Note 1 to the financial statements.

Item 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.

                                   OVERVIEW

      FMPO operates through its 99.8 percent interest in the Partnership, with 0.2 percent owned by the Managing General Partner, FTX. The Partnership's most significant investments include approximately 3,400 acres of primarily undeveloped land in and around the Barton Creek Community located near Austin, Texas, and approximately 1,000 acres of undeveloped commercial and multi-family property in the Circle C development located in Austin, Texas. The Partnership is also engaged in the development and marketing of real estate in the Dallas, Houston and San Antonio, Texas areas.

      FTX has certain rights regarding the Partnership's operations as long as it guarantees any of the Partnership's debt. However, once the FTX guarantee is eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and such rights would be eliminated. During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of FTX's rights, it would be more appropriate to reflect its investment in the Partnership on the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation). FMPO has no significant operations or sources of funds other than its interest in the Partnership.

                            RESULTS OF OPERATIONS

                                     1996       1995       1994
                                           (In Thousands)
Loss from the Partnership          $ (346)     $ (571)  $(118,741)
Operating loss                       (566)     (2,367)   (122,869)
Net income (loss) a                    76         153     (86,290)

a. Includes tax benefit of $0.5 million in 1996, $2.7 million in 1995 and $36.8 million in 1994 (Note 3).

      As noted above, FMPO operates through the Partnership. Accordingly, the following discussion and analysis addresses the results of operations and the capital resources and liquidity of the Partnership.

      During 1996, the Partnership was able to capitalize on enhanced sales opportunities at its properties in the Austin area brought about by several positive legislative and judicial developments that occurred during 1995. Prior to late 1995, development of the Partnership's Austin area properties had been delayed principally because of disagreements with the City of Austin (the City) over ordinances governing development activities in the Barton Creek and Circle C areas. The Partnership's summary operating results follow:

                                     1996       1995       1994
Revenues                                   (In Thousands)
  Developed properties             $44,016    $35,024    $27,268
  Undeveloped properties and        35,161    13,146      13,167
     other
Total revenues                      79,177    48,170      40,435
Operating income (loss)              3,534    (2,308)   (119,611)b
Net loss                              (346)    (571)a (118,979)b

a. Includes a $2.6 million gain from a bankruptcy settlement with a customer.

b. Includes a $115.0 million charge for the write-down  of real estate assets.

      Revenues from developed properties during 1996 included the sale of the Barton Creek Country Club and Conference Resort for $25.0 million and the sale of 393 single-family homesites located in the Austin, Houston and San Antonio areas for $19.0 million. Revenues from undeveloped properties during 1996 included two separate sales of undeveloped tracts within the Barton Creek development totaling 105 acres for $4.8 million, the first sales under the Water Quality Protection Zone legislation enacted in late 1995; the sale of several undeveloped, commercial and multi-family tracts in the Dallas area totaling 79 acres for $12.6 million; and the sale of 535 other undeveloped acres in the Austin, Dallas and San Antonio areas for $17.8 million. These sales of undeveloped tracts to sub-developers are an integral part of FMPO's business strategy as they provide funds to reduce debt, lower future carrying and development costs and establish values for the Partnership's remaining properties.

      Revenues from developed properties for 1995 consisted of $15.8 million from the sale of the Circle C residential properties and $19.2 million from the sale of 393 single-family homesites. Revenues from developed properties in 1994 represented the sale of 628 single-family homesites and 4 houses. Revenues from undeveloped properties for 1995 and 1994 represented the sale of 340 and 620 undeveloped acres, respectively.

      General and administrative expenses of the Partnership, combined with those incurred by FMPO, were reduced to $2.5 million in 1996, compared with $4.2 million in 1995 and $6.2 million in 1994. The reduction in 1996 reflects the benefit of steps taken in the third quarter of 1995 to reduce costs. These actions, which included reducing personnel, legal and consulting costs, and the costs of certain management services (Note 4), were taken, to a significant extent, in response to the reduced permitting, engineering and administrative burden resulting from the favorable legislative and judicial developments during 1995.

      Interest expense incurred by the Partnership during 1996 increased because of reduced capitalized interest, partially offset by lower average debt levels and interest rates.

      During 1996, FMPO agreed to sell the remaining assets of Circle C for $34.0 million. The Partnership received a $1.0 million non-refundable cash deposit, with the balance of the purchase price due in January 1997. However, the investor group was unable to complete the sale and the agreement expired. The Partnership has no further obligation to the investor group and is proceeding with developing and marketing the Circle C commercial and multi-family properties.

      FMPO's business strategy includes the sale of larger undeveloped tracts of land. These transactions by their nature can cause significant variations in operating results between accounting periods, which may create future operating losses. Additionally, the Partnership is evaluating the development of income producing properties on certain of its tracts and continues to consider opportunities to enter into significant transactions involving its properties. Consequently, past operating results are not necessarily indicative of future trends in profitability.

                       CAPITAL RESOURCES AND LIQUIDITY

      The Partnership's increased sales activity during 1996 generated significantly higher operating cash flows which enabled it to reduce its debt by $63.0 million. Additionally, FMPO amended the Partnership's existing credit agreements to extend all maturities until February 1998 and reduce its interest rates. The Partnership's debt was previously guaranteed by
FTX and FCX. In connection with the Partnership's debt amendment, the FCX guarantee was eliminated resulting in FTX becoming the guarantor of all remaining outstanding debt. The future performance and the financial viability of FMPO are dependent on future cash flows from the Partnership's assets. These cash flows will be significantly affected by future real estate values and future interest rate levels. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

      FMPO continues to seek a permanent financial restructuring, which may include obtaining a new bank credit facility or issuing new debt or equity instruments, and believes that the ongoing reduction of the Partnership's debt will significantly improve its alternatives. An objective in arranging new financing will be to eliminate FTX's guarantee of the Partnership's debt. If the FTX guarantee is eliminated, FMPO would have the authority to remove FTX as Managing General Partner of the Partnership and dissolve the Partnership, thereby enabling FMPO to manage its business without the current restrictions imposed by its contractual relationships with FTX. A new financing that would allow FMPO to establish itself as a stand-alone company by eliminating the FTX guarantee may increase FMPO's financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in the Partnership.

      Net cash provided by the Partnership's operating activities totaled $68.7 million in 1996, $47.5 million in 1995 and $11.8 million in 1994. The 1996 period included $25.0 million from the sale of the Barton Creek County Club and Conference Resort while 1995 benefited from the sale of Circle C's single-family residential real estate properties and related amenities for $15.8 million. Net cash provided by (used in) the Partnership's investing activities totaled $(5.9) million in 1996, $(35.2) million in 1995 and $29.0 million in 1994. Real estate capital expenditures were $5.9 million in 1996 versus $25.5 million in 1995 and $54.8 million in 1994. The decrease in expenditures resulted from reduced development requirements brought about by the positive legislative and judicial events which occurred during 1995 and the Partnership's success in marketing and selling undeveloped tracts to sub-developers. The Partnership's investing cash flows during 1994 benefited from the receipt of the final proceeds from the 1993 oil and gas property sales. These proceeds were partially offset by payments to working and royalty interest owners for a natural gas contract settlement, the final $9.7 million payment of which was made in 1995. Financing activities of the Partnership consisted of a net reduction in borrowings totaling $63.0 million in 1996 compared with $11.2 million in 1995 and $42.1 million in 1994. As of February 28, 1997, $9.0 million of additional borrowings were available under the Partnership's credit facility.

      During 1996, the State Court of Appeals overturned the favorable 1995 District Court ruling which invalidated the City of Austin "SOS" ordinance; however, the appeals court upheld the lower court's favorable ruling with respect to the interpretation of certain grandfathered rights for previously platted land. A significant portion of the Partnership's Austin area properties was previously platted and is expected to benefit from these grandfathered rights. An application for Writ of Error was filed with the Texas Supreme Court in January 1997. An unfavorable final judgment is not expected to adversely affect the Partnership's property holdings because of its grandfathered rights and because the Partnership's property was removed from the jurisdiction of the City pursuant to the water quality protection zone at Barton Creek and the Southwest Travis County Water District (the "District") at Circle C, both of which were authorized by Texas state legislation enacted in 1995.

      In October 1996, the City filed a petition for declaratory judgment asserting that the legislation that created the District is unconstitutional. The District has indicated that it intends to defend itself against the City's claim. Approximately 1,000 acres owned by Circle C are included in
the District.   None  of  the  Partnership's  other  properties  are  in  the
District.

      During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. in order to secure its ownership of certain Municipal Utility District receivables that pertain to existing infrastructure which serves the Circle C development. A favorable outcome would result in significant refunds of prior capital expenditures to the Partnership over the next several years.

                                ENVIRONMENTAL

      Increasing emphasis on environmental matters is likely to result in additional costs, which will be charged against the Partnership's operations in future periods when such costs can be estimated. Present and future environmental laws and regulations applicable to the Partnership's operations may require substantial capital expenditures, could adversely affect the development of its real estate interests, or may affect its operations in other ways that cannot be accurately predicted at this time.

                             CAUTIONARY STATEMENT

      Management's discussion and analysis contains certain forward-looking statements. Important factors that might cause future results to differ from these projections are described in more detail under Items 1 and 2 above.

                             ____________________

      The results of operations reported and summarized above are not necessarily indicative of future operating results.
                             REPORT OF MANAGEMENT

      FMPO is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

      FMPO maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by FMPO's internal auditors, Price Waterhouse LLP. In accordance with generally accepted auditing standards, FMPO's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

      The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of FMPO's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and Price Waterhouse LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.



          Richard C. Adkerson                     William H. Armstrong, III
          Chairman of the Board                       President and
          and Chief Executive Officer             Chief Financial Officer




Item 8.  Financial Statements and Supplementary Data.

                                      FM PROPERTIES INC.
                                        BALANCE SHEETS

                                          December 31,
                                     ----------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)

ASSETS
Current assets:
Accounts receivable and other        $       56    $      298
Income tax receivable                       503         2,693
Amounts receivable from the
 Partnership                              4,371         1,505
                                     ----------    ----------
  Total current assets                    4,930         4,496
Investment in the Partnership
 (Note 2)                                56,055        56,401
                                     ----------    ----------
Total assets                         $   60,985    $   60,897
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                    $    1,386    $    1,374
Stockholders' equity:
Preferred stock, par value $0.01,
 50,000,000 shares  authorized and
 unissued                                     -             -
Common stock, par value $0.01,
 150,000,000 shares authorized,
 14,285,770 issued and outstanding          143           143
Capital in excess of par value of
 common stock                           176,445       176,445
Accumulated deficit                    (116,989)     (117,065)
                                     ----------    ----------
                                         59,599        59,523
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   60,985    $   60,897
                                     ==========    ==========


                       STATEMENTS OF OPERATIONS

                                            Years Ended December 31,
                                     ------------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ---------

                                    (In Thousands, Except Per Share Amounts)

Loss from the Partnership            $     (346)   $     (571)   $ (118,741)
General and administrative
 expenses                                  (220)       (1,796)       (4,128)
                                     ----------    ----------    ----------
Operating loss                             (566)       (2,367)     (122,869)
Other income (expense), net                 116          (173)         (202)
                                     ----------    ----------    ----------
Loss before income tax benefit             (450)       (2,540)     (123,071)
Income tax benefit                          526         2,693        36,781
                                     ----------    ----------    ----------
Net income (loss)                    $       76    $      153    $  (86,290)
                                     ==========    ==========    ==========


Net income (loss) per share                $.01          $.01        $(6.04)
                                           ====          ====        ======


Average shares outstanding               14,383        14,286        14,286
                                         ======        ======        ======


The accompanying notes, including financial statements of the Partnership, are an integral part of these finacial statements.


                                           FM PROPERTIES INC.
                                         STATEMENTS OF CASH FLOW
                                         Years Ended December 31,
                                      ---------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------
                                                (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $       76    $      153    $  (86,290)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Deferred income taxes                       -             -       (30,173)
  Excess of equity in losses of the
   Partnership over distributions
   received                                 346           571       136,443
  (Increase) decrease in working
   capital:
    Accounts receivable and other        (2,624)       (1,780)          201
    Accounts payable and accrued
     liabilities                             12            16        (8,361)

    Accrued income and other taxes        2,190         1,215       (11,645)
                                     ----------    ----------    ----------
Net cash provided by operating
 activities                                   -           175           175
                                     ----------    ----------    ----------

Cash flow from investing activities:
Net cash provided by investing
 activities                                   -             -             -
                                     ----------    ----------    ----------

Cash flow from financing activities:
Repayment of debt                             -          (175)         (175)
                                     ----------    ----------    ----------
Net cash used in financing
 activities                                   -          (175)         (175)
                                     ----------    ----------    ----------
Net increase in cash and cash
 equivalents                                  -             -             -
Cash and cash equivalents at
 beginning of year                            -             -             -
                                     ----------    ----------    ----------
Cash and cash equivalents at
 end of year                         $        -    $        -    $        -
                                     ==========    ==========    ==========

Interest paid                        $        -    $        -    $        -
                                     ==========    ==========    ==========

Income taxes paid                    $        -    $        -    $    5,036
                                     ==========    ==========    ==========

The accompanying notes, including financial statements of the Partnership, are an integral part of these finacial statements.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting. The operations of FM Properties Inc. (FMPO) are conducted through its investment in FM Properties Operating Co.
(the Partnership). At December 31, 1996, FMPO owned a 99.8 percent general partnership interest in the Partnership and Freeport-McMoRan Inc. (FTX), FMPO's former parent, owned a 0.2 percent general partnership interest and served as Managing General Partner. FTX has certain rights regarding the Partnership's operations as long as it guarantees any of the Partnership's debt (Note 2). However, once the FTX guarantee is eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and such rights would be eliminated.

     During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of FTX's rights, it would be more appropriate to reflect its investment in the Partnership on the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation).


Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  FM PROPERTIES OPERATING CO.
FMPO has no significant operations or sources of funds other than its interest in the Partnership. Therefore, the accompanying financial statements of the Partnership should be read in conjunction with FMPO's financial statements.

3.  INCOME TAXES
Income taxes are recorded pursuant to SFAS 109. FMPO has provided a valuation allowance equal to its deferred tax assets because of the expectation of incurring tax losses for the near future. The components of deferred taxes follow:

                                           December 31,
                                     -----------------------
                                        1996          1995
                                     ----------    ----------
Deferred tax asset:                       (In Thousands)
  Alternative minimum tax credits    $      529    $    1,000
  Future deductible items                 8,756         8,116
  Valuation allowance                    (9,285)       (9,116)
                                     ----------    ----------
                                     $        -    $        -
                                     ==========    ==========
     FMPO recognized tax benefits of $0.5 million in 1996 and $2.7 million in 1995, for the carryback of each year's tax loss to recoup taxes paid in previous years. Income taxes credited to income follow:

                                        1996          1995          1994
                                     ----------    ----------    ----------
Current income taxes                             (In Thousands)
  Federal                            $      526    $    2,693    $    4,724
  State                                       -             -         1,885
                                     ----------    ----------    ----------
                                            526         2,693         6,609
Deferred federal income taxes                 -             -        30,172
                                     ----------    ----------    ----------
                                     $      526    $    2,693    $   36,781
                                     ==========    ==========    ==========
     Reconciliations of the differences between the income tax benefits computed at the federal statutory tax rate and the income tax benefits recorded follow:

                       1996                  1995              1994
              --------------------       -----------        -----------
               Amount       Percent     Amount  Percent   Amount  Percent
             ----------    ----------   ------  --------  ------- -------
                                 (Dollars In Thousands)
Income tax
 benefit
 computed
 at the
 federal
 statutory
 income
 tax rate    $  158           35%        $ 889    35%      $43,158     35%
Increase
 (decrease)
 attributable
 to:
  Change in
   valuation
   allowance    (169)          (37)       1,209      48     (10,325)    (8)
  State taxes
   and other     537           119          595      23      3,948        3
             ----------    --------     --------    ----    ------     ------
Income tax
 benefit     $   526           117%       $ 2,693    106%   $36,781     30%
             ==========    ==========    ==========  =====   ======  =======


The Partnership maintains capital accounts of FMPO and FTX which are adjusted for income, gains, losses and deductions of the Partnership, which are generally allocated 99.8 percent to FMPO and
0.2 percent to FTX. However, so long as the outstanding balance of all Partnership liabilities guaranteed by or owed to FTX exceeds the deficit balance, if any, in the capital account of FTX, FMPO will be allocated losses until its capital account is reduced to zero and all additional losses will be allocated entirely to FTX until the deficit balance in FTX's capital account equals the outstanding balance of all Partnership liabilities guaranteed by or owed to FTX. After such point, all losses will be allocated 99.8 percent to FMPO and 0.2 percent to FTX. Subsequent income will be similarly allocated to the extent of any losses so allocated after such point and then will be allocated entirely to FTX until it has recouped losses allocated entirely to it.

4.  TRANSACTIONS WITH FMS AND EMPLOYEE BENEFITS

Management Services. FMPO has a limited number of employees. Since January 1996, pursuant to a Services Agreement between FMPO and FM Services Company (FMS), 50 percent owned by each of FTX and FCX, FMS has provided services necessary for the business and operations of FMPO and the Partnership. Since July 1995, these services have been provided for a fixed annual fee of $0.5 million, subject to annual cost of living increases beginning in the first quarter of 1997.
Prior to 1996, substantially the same services were provided by FTX at a cost of $1.7 million in 1995 and $3.4 million in 1994. The Services Agreement is terminable by FMPO at any time upon 90 days notice.

Stock Options. FMPO's stock option plan provides for the issuance of up to 850,000 stock options and stock appreciation rights (SARs) at no less than market value at time of grant. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. A summary of stock options outstanding, including 200,000 SARs, follows:

                            1996                      1995
                    -----------------------    --------------------
                                  Average                    Average
                     Number of    Option        Number of    Option
                      Options      Price         Options      Price
                    ----------   ----------    ----------   ----------
Beginning of year     535,000         $3.23       425,000         $3.60
Granted               305,000          1.79       110,000          1.81
Expired/Forfeited     (50,000)         1.81             -             -
                   ----------                  ----------
End of year           790,000          2.77       535,000          3.23
                   ==========                  ==========

     At December 31, 1996, options for 300,000 shares were available for new grants. Summary information of fixed stock options outstanding at December 31, 1996 follows:

                  Options Outstanding             Options Exercisable
              ---------------------------      ------------------------
                            Weighted                           Weighted
Range of                     Average                           Average
 Exercise        Number     Remaining               Number      Option
 Prices        of Options     Life     Price       of Options   Price
--------       ---------     -----    ------      -----------  -------
$1.50 to
 $1.81          290,000     9.0 years   $1.56        15,000      $1.81
$2.63 to
 $2.75           75,000     9.5 years    2.69         -             -
$5.25           225,000     6.5 years    5.25       225,000       5.25
             ----------                            ----------
               590,000                              240,000
             ==========                            ==========
     FMPO has adopted the disclosure-only provisions of SFAS 123 and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for FMPO's fixed stock option grants. FMPO's 1996 and 1995 results would not have been materially impacted had compensation cost for FMPO's fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. These values totaled $1.46 per option in 1996 and $1.45 per option in 1995. The weighted average assumptions used include a risk-free interest rate of 6.4 percent, expected lives of 10 years and expected volatility of 70 percent. The pro forma effects on net income for 1996 and 1995 are not representative for future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

5.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                        Income                                     Net
                        (Loss)       Operating        Net         Income
                       From The       Income         Income       (Loss)
                      Partnership      (Loss)        (Loss)      Per Share
                       ----------    ----------    ----------    ----------
                             (In Thousands, Except Per Share Amounts)
1996
  1st Quarter        $     (865)   $     (894)   $     (894)   $     (.06)
  2nd Quarter               559           500           500           .03
  3rd Quarter             1,011           934         1,460a          .10a
  4th Quarter            (1,051)       (1,106)         (990)         (.07)
                     ----------    ----------    ----------
                     $     (346)   $     (566)   $       76           .01
                     ==========    ==========    ==========
1995
  1st Quarter        $   (2,131)   $   (2,841)   $   (2,840)   $     (.20)
  2nd Quarter              (127)         (911)         (888)         (.06)
  3rd Quarter            (1,019)       (1,065)       (1,205)         (.08)
  4th Quarter             2,706b        2,450b        5,086b,c        .36
                     ----------    ----------    ----------
                     $     (571)   $   (2,367)   $      153           .01
                     ==========    ==========    ==========
a. Includes a $0.5 million tax benefit ($0.04 per share).

b. Includes a $2.6 million gain ($0.18 per share) from the Partnership's bankruptcy settlement with a customer.

c. Includes a $2.7 million tax benefit ($0.19 per share).

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF FM PROPERTIES INC.:

We have audited the accompanying balance sheets of FM Properties Inc. (a Delaware Corporation) as of December 31, 1996 and 1995 (as restated, see Note 1), and the related statements of operations and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FM Properties Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP



New Orleans, Louisiana,

  January 21, 1997




                                    FM PROPERTIES OPERATING CO.
                                         BALANCE SHEETS
                                           December 31,
                                      -----------------------
                                        1996          1995
                                     ----------    ----------

                                          (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents            $    2,108    $    2,282
Accounts receivable and other             4,133         4,318
                                     ----------    ----------
  Total current assets                    6,241         6,600
Real estate and facilities, net         118,029       180,040
Other assets                              5,922         5,165
                                     ----------    ----------
Total assets                         $  130,192    $  191,805
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    5,754    $    8,100
Amounts due to FMPO                       4,371         1,505
                                     ----------    ----------
  Total current liabilities              10,125         9,605
Long-term debt                           58,325       121,294
Other liabilities                         5,574         4,392
Partners' capital                        56,168        56,514
                                     ----------    ----------
Total liabilities and partners'
 capital                             $  130,192    $  191,805
                                     ==========    ==========

                                        FM PROPERTIES OPERATING CO.
                                          STATEMENTS OF OPERATIONS
                                          Years Ended December 31,
                                   --------------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------
                                                  (In Thousands)

Revenues                             $   79,177    $   48,170    $   40,435
Costs and expenses:
Cost of sales                            73,347        48,099        42,947
Write-down of investment in real
 estate assets                                -             -       115,000
General and administrative expenses       2,296         2,379         2,099
                                     ----------    ----------    ----------
  Total costs and expenses               75,643        50,478       160,046
                                     ----------    ----------    ----------
Operating income (loss)                   3,534        (2,308)     (119,611)
Interest expense, net                    (3,896)       (1,061)         (628)
Other income, net                            16         2,798         1,260
                                     ----------    ----------    ----------
Net loss                             $     (346)   $     (571)   $ (118,979)
                                     ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                       FM PROPERTIES OPERATING CO.
                                         STATEMENTS OF CASH FLOW
                                         Years Ended December 31,
                                     -------------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------
                                                  (In Thousands)
Cash flow from operating activities:
Net loss                             $     (346)   $     (571)   $ (118,979)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Depreciation and amortization           1,484         2,472         2,254
  Cost of real estate sales              66,466        41,756        25,308
  Write-down of investment in real
   estate assets                              -             -       115,000
  (Increase) decrease in working capital:
    Accounts receivable and other          (568)        1,298        (9,689)
    Accounts payable and accrued
     liabilities                          1,702         2,281        (2,101)
  Other                                       -           244             -
                                     ----------    ----------    ----------
Net cash provided by operating
 activities                              68,738        47,480        11,793
                                     ----------    ----------    ----------

Cash flow from investing activities:
Real estate and facilities               (5,943)      (25,509)      (54,765)
Proceeds from sale of oil and gas
 properties                                   -             -        95,600
Natural gas contract settlement
 proceeds paid to working and
 royalty interests                            -        (9,733)      (11,816)
                                     ----------    ----------    ----------
Net cash provided by (used in)
 investing activities                    (5,943)      (35,242)       29,019
                                     ----------    ----------    ----------

Cash flow from financing activities:
Proceeds from debt                        1,000        16,000        25,000
Repayment of debt                       (63,969)      (27,156)      (67,095)
                                     ----------    ----------    ----------
Net cash used in financing
 activities                             (62,969)      (11,156)      (42,095)
                                     ----------    ----------    ----------
Net increase (decrease) in cash
 and cash equivalents                      (174)        1,082        (1,283)
Cash and cash equivalents at
 beginning of year                        2,282         1,200         2,483
                                     ----------    ----------    ----------
Cash and cash equivalents at
 end of year                         $    2,108    $    2,282    $    1,200
                                     ==========    ==========    ==========

Interest paid                        $   10,481    $    9,768    $   11,189
                                     ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Financial Instruments. The carrying amounts of the Partnership's trade and notes receivable, other current assets, accounts payable and long-term borrowings reported in the balance sheet approximate fair value.

2.  LONG-TERM DEBT
During 1996, the Partnership amended its credit agreements and extended all debt maturities until February 1998. The amendment also lowered the borrowing availability under the Partnership's revolving bank credit agreement to $10 million and reduced the interest rates on its debt agreements. In addition, the debt guarantee of Freeport-McMoRan Copper & Gold Inc. (FCX) was eliminated and all debt is now guaranteed by FTX. The following table sets forth the outstanding balances under its credit facilities as of December 31, 1995 and 1996.

                                           December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Revolving bank credit facility,
 average rate 7.1% in 1996 and
 7.3% in 1995                        $        -    $   24,000
Bank loan, average rate 6.9% in
 1996 and 12% in 1995                    31,000        68,000
Circle C bank loan, average rate
 6.8% in 1996 and 7.3% in 1995           27,325        29,294
                                     ----------    ----------
                                     $   58,325    $  121,294
                                     ==========    ==========
     The Partnership's Bank loan agreement requires that 50% of the net proceeds of any asset sale for which the Partnership receives in excess of $100,000 be applied to the Bank loan. The Partnership's credit facility contains covenants restricting asset sales, mergers and distributions by the Partnership, the creation of liens and certain other matters. However, certain restrictions under the revolving credit facility were amended in 1996 to give the Partnership the flexibility to establish certain separate debt facilities.

     FTX has liens on the Partnership's real estate assets and as the Managing General Partner of the Partnership, has the right to make distributions in its sole discretion, except that, to the extent net cash flow is available, FTX is required to make distributions to FMPO to cover taxes and administrative expenses. As long as any debt of the Partnership is owed to or guaranteed by FTX, the net cash flow of the Partnership will be applied to repay such debt and no distributions will be made, other than those described above.

     Capitalized interest totaled $3.1 million in 1996, $11.7 million in 1995 and $12.3 million in 1994.

3. INVESTMENT IN REAL ESTATE
Real estate assets include acreage, development, construction and carrying costs, and other related costs through the development stage. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Carrying costs are capitalized on properties currently under active development. Revenues are recognized when the risks and rewards of ownership are transferred to the buyer and the consideration received can be reasonably determined.

     In 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS 121) which requires a reduction of the carrying amount of long-lived assets to fair value when events indicate that the carrying amount may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Partnership determines fair value using valuation techniques such as the expected future sales proceeds from properties. The Partnership adopted SFAS 121 effective January 1, 1995, and since that time no impairment losses have been recognized.



                                          December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                         (In Thousands)
Land held for development or sale:
Austin, Texas area, net of
 accumulated depreciation of
 $76 for 1996 and $67 for 1995       $   85,059    $   96,910
Other areas of Texas                     31,270        57,360
Operating properties, net of
 accumulated depreciation of
 $647 for 1996 and $9,202 for 1995        1,700        25,770
                                     ----------    ----------
                                     $  118,029    $  180,040
                                     ==========    ==========

     The Partnership's investment in real estate includes approximately 4,800 acres of land located in Austin, Dallas, Houston and San Antonio. Most significant among these are the Barton Creek Community, located near Austin, Texas, which includes approximately 3,300 acres of primarily undeveloped land adjacent to the Barton Creek Resort, and the approximately 1,000 acres of undeveloped commercial and multi-family property, which is located within the Circle C development in Austin, Texas. Development of the Partnership's Austin area properties had been delayed for several years, principally because of disagreements between FMPO and the City of Austin (the
City) over ordinances governing development activities in the Barton Creek and Circle C areas. In 1995, the U.S. District Court ruled in favor of FMPO, declaring that the restrictive 1992 water quality ordinance enacted by public initiative was void and that the Partnership was entitled to develop its project based on ordinances that were in effect at the time of its initial applications. The Austin City Council appealed this decision and during 1996, the State Court of Appeals overturned the favorable District Court ruling which invalidated the "SOS" ordinance in Austin; however, the appeals court upheld the lower court's favorable ruling with respect to the interpretation of certain grandfathered rights for previously platted land. A significant portion of the Barton Creek and Circle C properties was previously platted and is expected to benefit from these grandfathered rights. An application for Writ of Error was filed with the Texas Supreme Court in January 1997. An unfavorable final judgment is not expected to adversely affect any of the Partnership's property holdings because of these grandfathered rights and because the Partnership's property was removed from the jurisdiction of the city pursuant to the water quality protection zone at Barton Creek and the Southwest Travis County Water District (the "District") at Circle C, both of which were authorized by certain Texas state legislation enacted in 1995.

     In October 1996, the City filed a petition for declaratory judgment asserting that the legislation that created the District is unconstitutional. The District has indicated that it intends to defend itself against the City's claim. Approximately 1,000 acres owned by Circle C are included in the District. None of the Partnership's other properties are in the District.

     The real estate interests of the Partnership in Dallas, Houston and San Antonio, Texas are managed by professional real estate developers. Under the terms of these agreements, the operating expenses and development costs, net of revenues, are funded by the Partnership. The developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by the Partnership of its investments and a stated return, resulting from the sale of the managed properties.

     In September 1995, Circle C sold its single-family residential real estate properties and related amenities for $15.8 million.
During 1996, FMPO agreed to sell the remaining assets of Circle C for $34.0 million. The Partnership received a $1.0 million non-refundable cash deposit, with the balance of the purchase price due in January 1997. However, the investor group was unable to complete the sale and the agreement expired. The Partnership has no further obligation to the investor group and is proceeding with developing and marketing the Circle C commercial and multi-family properties.

     During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. in order to secure its ownership of certain Municipal Utility District receivables that pertain to existing infrastructure which serves the Circle C development. A favorable outcome would result in significant refunds of prior capital expenditures o the Partnership over the next several years.

     The Barton Creek Resort, which included a conference center, a 147-room hotel and related facilities and three golf courses, was sold during 1996 for $25.0 million. The Partnership realized no gain or loss on the transaction and proceeds were used to reduce debt.

     Concurrent with certain yearend 1994 debt negotiations, the Partnership analyzed the carrying amount in its financial statements of its investment in real estate assets, using generally accepted accounting principles, and recorded a $115.0 million pretax, noncash write-down. The actual amounts that will be realized depend on future market conditions and may be more or less than the amounts recorded in the Partnership's financial statements.

4.  COMMITMENTS AND CONTINGENCIES
The Partnership has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against the Partnership's operations in future periods. Present and future environmental laws and regulations applicable to the Partnership's operations may require substantial capital expenditures, could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

     In connection with the sale of one of its oil and gas properties in 1993, the Partnership indemnified the purchaser for any future abandonment costs in excess of net revenues received by the purchaser. The Partnership has accrued $3.0 million relating to this contingent liability which it believes to be adequate.




             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERSHIP COMMITTEE OF FM PROPERTIES OPERATING CO.:

We have audited the accompanying balance sheets of FM Properties Operating Co.(a Delaware general partnership) as of December 31,
1996 and 1995, and the related statements of operations and cash flow for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FM Properties Operating Co. as of December 31, 1996 and 1995 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP



New Orleans, Louisiana,
  January 21, 1997


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

      The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 annual meeting to be held on May 8, 1997 is incorporated herein by reference.

Item 11.  Executive Compensation.

      The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 annual meeting to be held on May 8, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officer" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 annual meeting to be held on May 8, 1997 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 annual meeting to be held on May 8, 1997 is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1)   Financial  Statements.   Reference is made  to  the  Financial
Statements beginning on page 13 hereof.

      (a)(2)  Financial Statement Schedules.                            Page
               Schedule III Real Estate and Accumulated Depreciation    F-1

               Other schedules have not been  included because
               they  are not required, not applicable  or  the
               information    required   has   been   included
               elsewhere herein.

      (a)(3) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

      (b) Reports on Form 8-K. The Company filed one Report on Form 8-K during the fourth quarter of 1996, which was dated December 24, 1996 and reported one matter under Item 5.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                              FM PROPERTIES INC.


                              By: /s/ Richard C. Adkerson

                                   Richard C. Adkerson
                                   Chairman of the Board and
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 26, 1997.


   /s/ Richard C. Adkerson          Chairman of the Board, Chief
     Richard C. Adkerson            Executive Officer (principal
                                    executive officer) and Director
              *
                                    President, Chief Operating Officer
     W. H. Armstrong, III           and Chief Financial Officer
                                    (principal financial officer)
              *
                                    Controller (principal accounting
     William J. Blackwell                   officer)
              *
                                            Director
       James C. Leslie

              *                             Director
      Michael D. Madden


*By:  /s/ Richard C. Adkerson
          Richard C. Adkerson
          Attorney-in-Fact







                      FM Properties Inc.

            REAL ESTATE AND ACCUMULATED DEPRECIATION

                      December 31, 1996

                       (In Thousands)

                                                           SCHEDULE III


                                                       Cost Capitalized
                           Initial Cost            Subsequent to Acquisitions
                       -------------------        ---------------------------
                                       Buildings                  Buildings
                                         and                         and
                             Land     Improvements      Land     Improvements
                           ---------   ----------      --------   ------------

            Developed Lots
            Hunter's Glen,
             Plano, TX     $    145       $    -         $    240   $  -

            Camino Real,
             San Antonio,
             TX                 311            -              702      -

            Bent Tree
             Marsh, Dallas,
             TX                 770            -            1,699      -

            Preston Springs,
             Plano, TX           54             -              10      -

            Willow Bend, Plano,
             TX               2,076             -            1,257     -

            Copper Lakes,
             Houston, TX        662            -             1,466     -

            Barton Creek
             (North), Austin,
             TX                 145            -              246      -
            Undeveloped Acreage

            Hunter's Glen,
             Plano, TX          168            -               14      -

            Camino Real, San
             Antonio, TX        968            -              257      -

            Willow Bend, Plano,
             TX               4,725            -            3,865      -

            Copper Lakes,
             Houston, TX       2,869           -            1,914      -

            Bent Tree Addison,
             Dallas, TX         364            -              -        -

            Bent Tree Apt.
            /Retail, Dallas,
             TX               2,845            -              96       -

            Tree Farm, Plano,
             TX               2,967            -               3       -

            Keller Springs,
             Dallas, TX         823            -              -        -

            Barton Creek
             (North), Austin
            , TX             12,068            -           6,022       -

            Barton Creek
             (South), Austin,
             TX              20,898            -           14,915      -

            Lantana, Austin,
             TX               3,934            -            1,429      -

            Longhorn
             Properties,
             Austin, TX      15,793            -            9,611      -

            Operating
             Properties

            Barton Creek
             Utilities,
             Austin ,TX       -              2,421            -         -

                         ----------       ---------       ---------   --------
                         $ 72,585          $ 2,421         $ 43,746      -
                        ==========        =========       ========== =========

                      FM Properties Inc.
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                      December 31, 1996
                        (In Thousands)


                                                              SCHEDULE III

                          Gross Amounts At
                          December 31, 1996
                         ------------------------
                                  Buildings and         Accumulated    Year
                         Land     Improvements  Total   Depreciation  Acquired
                       ---------  ----------    ------  ------------ ---------

      Developed Lots
        Hunter's
        Glen, Plano,
        TX             $ 385         $ -        $ 385     $   -         1990

        Camino
        Real, San
        Antonio,
        TX            1,013            -         1,013        -         1990

        Bent Tree
        Marsh,
        Dallas,
        TX            2,469            -          2,469       -         1991

        Preston
        Springs,
        Plano,
        TX               64            -              64      -          1991

        Willow
        Bend,
        Plano, TX      3,333           -           3,333       -         1991

        Copper
        Lakes,
        Houston,
        TX              2,128           -           2,128      -         1991

        Barton
        Creek
        (North),
        Austin,
         TX               391            -             391      -        1988

      Undeveloped
       Acreage

        Hunter's
        Glen,
        Plano,
        TX                182            -              182      -         1990

        Camino Real,
        San Antonio
        TX              1,225            -            1,225      -         1990

        Willow Bend,
        Plano, TX       8,590            -            8,590      -         1991

        Copper Lakes,
        Houston,
        TX              4,783            -            4,783      -         1991

        Bent Tree
        Addison,
        Dallas,
        TX                364            -              364       -        1991

        Bent Tree
        Apt /Retail,
        Dallas,
        TX              2,941            -            2,941       -        1990

        Tree Farm,
        Plano, TX       2,970             -           2,970       -        1991

        Keller
        Springs,
        Dallas,
        TX                823            -              823        -       1991

        Barton Creek
        (North),
        Austin, TX       18,090          -            18,090       -       1988

        Barton Creek
        (South), Austin,
        TX               35,813          -             35,813      -       1988

        Lantana,
        Austin,
        TX                5,363          -              5,363       -      1994

        Longhorn
        Properties,
        Austin, TX       25,404           -            25,404       -      1992

      Operating
      Properties

        Barton
        Creek
        Utilities,
        Austin, TX       -              2,421           2,421      723     1988
                    ----------       ----------      ----------   -----
                 $    116,331        $   2,421       $ 118,752   $ 723
                     =========       ==========     ==========  ========


                          FM Properties Inc.
                        Notes to Schedule III

                          (In Thousands)

            (1)  Reconciliation of Real Estate Properties:

                 The changes in real estate assets for the years ended
            December 31, 1996 and 1995 are as follows:

                                              1996           1995
                                            ----------     ----------

            Balance, beginning of year      $ 189,309      $ 205,610
            Acquisitions                         -              -
            Improvements                        5,939         19,749
            Cost of real estate sold          (76,496)       (36,050)
                                             ----------     ----------
            Balance, end of year             $ 118,752      $ 189,309
                                             ==========     ==========

            The aggregate net book value for federal income tax purposes as of December 31, 1996 was $126,759.

            (2)  Reconciliation of Accumulated Depreciation:

                 The changes in accumulated depreciation for the years
            ended December 31, 1996 and 1995 are as follows:

                                                 1996           1995
                                               --------       ----------

            Balance, beginning of year          $ 9,269            $ 7,157

            Depreciation expense                  1,484              2,472
            Real estate sold                    (10,030)             (360)
                                               ----------          ----------
            Balance, end of year                 $  723             $ 9,269
                                               ==========          ==========

                 Depreciation of the Partnership's buildings and
            improvements reflected in the statements of operations is calculated over estimated lives of 30 years.

            (3) Freeport-McMoRan Inc., as managing general partner of the Partnership and as the sole guarantor of all of the Partnership's debt, has liens on all of the Partnership's real estate assets.

            (4) Concurrent with certain yearend 1994 debt negotiations, the Partnership analyzed the carrying amount of its real estate assets, using generally accepted accounting principals, and recorded a $115 million pretax, non-cash write-down. The actual amounts that will be realized depend on future market conditions and may be more or less than the amounts recorded in the Partnership's financial statements.






                              FM PROPERTIES INC.

                                EXHIBIT INDEX

 Exhibit
 Number


2.1 Distribution Agreement dated as of June 10, 1992 among FTX, the Company and the Partnership. Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

3.1 Amended and Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit
            3.1 to the 1992 Form 10-K.

3.2 By-laws of the Company, as amended. Incorporated by reference to Exhibit 3.2 to the 1992 Form 10-K.

4.1         The Company's Certificate of Designations of Series A
            Participating Cumulative Preferred Stock.
            Incorporated by reference to Exhibit 4.1 to the 1992
            Form 10-K.

4.2         Rights Agreement dated as of May 28, 1992 between the
            Company and Mellon Securities Trust Company, as
            Rights Agent.  Incorporated by reference to Exhibit
            4.2 to the 1992 Form 10-K.

4.3         Amended and Restated Credit Agreement dated as of
            December 20, 1996 (the "Credit Agreement") among FTX, the Partnership, certain banks, and The Chase
            Manhattan Bank, as Administrative Agent, FTX
            Collateral Agent and Documentation Agent.

4.4 Second Amended and Restated Note Agreement dated as of June 30, 1995, among FTX, FCX, the Partnership, Chemical Bank, and Hibernia National Bank, individually and as agent. Incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995.

4.5 First Amendment to Second Amended and Restated Note Agreement dated as of December 31, 1995, among FTX, FCX, the Partnership, Chemical Bank and Hibernia National Bank, individually and as agent. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1995.

4.6         Second Amendment to Second Amended and Restated Note
            Agreement dated as of December 20, 1996, among FTX, the Partnership, The Chase Manhattan Bank and
            Hibernia National Bank, individually and as agent.

4.7 Credit Agreement dated as of December 20, 1996, between FTX and the Partnership.

4.8         Amended and Restated Credit Agreement dated as of
            December 20, 1996 between Circle C Land Corp.
            ("Circle C") and Texas Commerce Bank National
            Association ("TCB").

10.1 Amended and Restated Agreement of General Partnership of the Partnership, dated June 11, 1992, among the Company, FTX and FMOP Sub Inc. Incorporated by reference to Exhibit 10.1 to the 1992 Form 10-K.

10.2 Amendment No. 1 to Amended and Restated Agreement of General Partnership of the Partnership dated December 21, 1993, among the Company, FTX and FM Properties Senior Holding Inc. Incorporated by reference to
            Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993 (the "1993 Form 10-K").

10.3        Amended and Restated Services Agreement, dated as of
            January 1, 1997 between FMS and the Company.

10.4 Joint Venture Agreement between Freeport-McMoRan Resource Partners, Limited Partnership and the Partnership, dated June 11, 1992. Incorporated by reference to Exhibit 10.3 to the 1992 Form 10-K.

10.5 Guaranty Agreement effective as of February 6, 1992 and related loan obligations in connection with the purchase of real property in Texas to be assumed by the Partnership. Incorporated by reference to
            Exhibit 10.8 to the Form 10 as filed with the Commission on March 25, 1992 (the "Form 10").

10.6 Assignment dated June 11, 1992 of the Precept Properties Agreement by and among FTX, (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties, Inc. Incorporated by reference to Exhibit 10.9 to the 1992 Form 10-K.

            Executive Compensation Plans and Arrangements (Exhibits 10.7 and
            10.8)

10.7 The Company's Performance Incentive Awards Program, as amended. Incorporated by reference to Exhibit
            10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994 (the "1994 Form 10-K").

10.8        The Company's Stock Option Plan, as amended.

21.1        List of Subsidiaries.  Incorporated by reference to
            Exhibit 21.1 to the Annual Report on Form 10-K of the
            Company for the fiscal year ended December 31, 1995.

23.1        Consent of Arthur Andersen LLP dated March 24, 1997.

24.1        Certified Resolution of the Board of Directors of
            FMPO authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of the Company.