Form 10-Q
period 1997-03-31
FM PROPERTIES INC
filed 1997-05-01
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1997

                   Commission File Number:  0-19989

                           FM Properties Inc.

  Incorporated in Delaware                          72-1211572
                                           (IRS Employer Identification No.)

              1615 Poydras Street, New Orleans, Louisiana 70112

Registrant's telephone number, including area code: (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 31, 1997, there were issued and outstanding 14,285,770 shares of the registrant's Common Stock, par value $0.01 per share.

                            FM PROPERTIES INC.
                            TABLE OF CONTENTS

                                                          Page

  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets                          3

          Statements of Operations                          3

          Statements of Cash Flow                           3

               Notes to Financial Statements                4

               Remarks                                      5

    Report of Independent Public Accountants                6

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations      7

  Part II.  Other Information                               9

    Signature                                               10

  Exhibit Index                                             E-1

                          FM PROPERTIES INC.

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 CONDENSED BALANCE SHEETS (Unaudited)

                                     March 31,    December 31,
                                        1997          1996
                                     ----------    ----------
                                         (In Thousands)
ASSETS
Current assets:
Accounts receivable and other        $      132    $       56
Income tax receivable                       503           503
Amounts receivable from the
 Partnership                              4,265         4,371
                                     ----------    ----------
  Total current assets                    4,900         4,930
Investment in the Partnership
 (Note 1)                                58,057        56,055
                                     ----------    ----------
Total assets                         $   62,957    $   60,985
                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                    $    1,386    $    1,386
Stockholders' equity                     61,571        59,599
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   62,957    $   60,985
                                     ==========    ==========


                 STATEMENTS OF OPERATIONS (Unaudited)

                                     Three Months Ended March 31,
                                     -----------------------------
                                         1997            1996
                                     -----------      ------------
                                 (In Thousands,Except Per Share Amounts)
Income (loss) from the Partnership
 (Note 1)                            $    2,002    $     (865)
General and administrative expenses         (30)          (29)
                                     ----------    ----------
Operating income (loss)                   1,972          (894)
Income tax (provision) benefit                -             -
                                     ----------    ----------
Net income (loss)                    $    1,972    $     (894)
                                     ==========    ==========

Net income (loss) per share                $.14         $(.06)
                                           ====         =====


Average shares outstanding               14,435        14,286
                                         ======        ======


                          FM PROPERTIES INC.
                 STATEMENTS OF CASH FLOW (Unaudited)

                                      Three Months Ended March 31,
                                     -----------------------------
                                         1997            1996
                                     -----------     -------------
                                           (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $    1,972    $     (894)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Excess of equity in (income)
   losses of the Partnership over
   distributions received               (2,002)           865
  Decrease in working capital                30            29
                                     ----------    ----------
Net cash provided by operating
 activities                                   -             -
Cash flow from investing activities           -             -
Cash flow from financing activities           -             -
                                     ----------    ----------
Net increase in cash and cash
 equivalents                                  -             -
Cash and cash equivalents at
 beginning of year                            -             -
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $        -    $        -
                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                    NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

FM Properties Inc. (FMPO) operates through its 99.8 percent interest in FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). FTX guarantees the Partnership's debt. Because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, FMPO reflects its interest in the Partnership under the equity basis of accounting. However, if the FTX guarantee is eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated. FMPO has no significant operations or source of funds other than its interest in the Partnership. The Partnership's financial statements follow:

                            BALANCE SHEETS

                                     March 31,     December 31,
                                       1997           1996
                                     -----------   -----------
ASSETS                                     (In Thousands)
Current assets:
Cash and cash equivalents            $    6,403    $    2,108
Accounts receivable and other             5,412         4,133
                                     ----------    ----------
  Total current assets                   11,815         6,241
Real estate and facilities, net         108,848       118,029
Other assets                              6,539         5,922
                                     ----------    ----------
Total assets                         $  127,202    $  130,192
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    3,754    $    5,754
Amounts due to FMPO                       4,265         4,371
Short-term debt                          54,290             -
                                     ----------    ----------
  Total current liabilities              62,309        10,125
Long-term debt                                -        58,325
Other liabilities                         6,719         5,574
Partners' capital                        58,174        56,168
                                     ----------    ----------
Total liabilities and partners'
 capital                             $  127,202    $  130,192
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS

                                    Three Months Ended March 31,
                                    ---------------------------
                                       1997           1996
                                    ----------     ------------
                                         (In Thousands)
Revenues                             $   15,070    $   13,829
Costs and expenses:
Cost of sales                            11,783        13,313
General and administrative expenses         767           606
                                     ----------    ----------
  Total costs and expenses               12,550        13,919
                                     ----------    ----------
Operating income (loss)                   2,520           (90)
Interest expense, net                      (536)         (734)
Other income (expense), net                  22           (41)
                                     ----------    ----------
Net income (loss)                    $    2,006    $     (865)
                                     ==========    ==========

                       STATEMENTS OF CASH FLOW

                                       Three Months Ended
                                            March 31,
                                     -----------------------
                                        1997          1996
                                     ----------    ----------

                                           (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $    2,006    $     (865)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Cost of real estate sales and
   depreciation and amortization         11,895        12,128
  Increase in working capital:
    Accounts receivable and other       (1,896)        (1,615)
    Accounts payable and accrued
     liabilities                          (961)        (3,553)
                                     ----------    ----------
Net cash provided by operating
 activities                              11,044         6,095
                                     ----------    ----------

Cash flow from investing activities:
Real estate and facilities (a)          (2,714)        (2,606)
                                     ----------    ----------
Net cash used in investing
 activities                             (2,714)        (2,606)
                                     ----------    ----------

Cash flow from financing activities:
Proceeds from debt                            -         1,000
Repayment of debt                        (4,035)       (6,000)
                                     ----------    ----------
Net cash used in financing
 activities                              (4,035)       (5,000)
                                     ----------    ----------
Net increase (decrease) in cash
 and cash equivalents                     4,295        (1,511)
Cash and cash equivalents at
 beginning of year                        2,108         2,282
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    6,403    $      771
                                     ==========    ==========

a. Includes capitalized interest of $0.5 million in the 1997 period and $1.6 million in the 1996 period.


2.      EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with FAS 128 would be unchanged for the periods presented.

                         --------------------

                               Remarks

The information furnished herein should be read in conjunction with FMPO's financial statements contained in its 1996 Annual Report to stockholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FM Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of FM Properties Inc. (the Company), a Delaware Corporation, as of March 31, 1997, and the related condensed statements of operations and cash flow for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of FM Properties Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 21, 1997, based on our audit, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                      ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 22, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               OVERVIEW

FM Properties Inc. (FMPO) operates through its 99.8 percent interest in FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). The Partnership's most significant investments are located near Austin, Texas and include approximately 3,300 acres of primarily undeveloped land in and around the Barton Creek Community and approximately 1,000 acres of undeveloped commercial and multi-family property in the Circle C development. The Partnership is also engaged in the development and marketing of real estate in the Dallas, Houston and San Antonio, Texas areas.

     FTX guarantees the Partnership's debt. Because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, FMPO reflects its interest in the Partnership under the equity basis of accounting. However, if the FTX guarantee is eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated.

                        RESULTS OF OPERATIONS

                                           First Quarter
                                     ------------------------
                                         1997          1996
                                     ----------    ----------
                                          (In Thousands)
Income (loss) from the Partnership   $    2,002    $     (865)
Operating income (loss)                   1,972          (894)
Net income (loss)                         1,972          (894)

     FMPO has no significant operations or source of funds other than its interest in the Partnership. Accordingly, the following discussion and analysis addresses the results of operations and the
capital resources and liquidity of the Partnership.    The
Partnership's summary operating results follow:

                                          First Quarter
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
Revenues:
  Developed properties               $    3,839    $    4,277
  Undeveloped properties and other       11,231         9,552
                                     ----------    ----------
Total revenues                           15,070        13,829
                                     ----------    ----------
Operating income (loss)                   2,520           (90)
Net income (loss)                         2,006          (865)

     Revenues from developed properties during the 1997 quarter represented the sale of 61 single-family homesites located in the Austin and Dallas, Texas areas. First-quarter 1997 revenues from undeveloped properties represented two separate sales of undeveloped tracts within the Barton Creek development totaling 98 acres for $5.2 million, the sale of a 21 acre undeveloped commercial tract in the Dallas area for $5.8 million and the sale of 7 undeveloped acres in
the Austin area for approximately $0.2 million.   First-quarter 1996
revenues included the sale of 76 single-family homesites and the sale of 156 acres of undeveloped commercial and multi-family tracts.

     In January 1997, an investor group was unable to complete the previously announced agreement for the purchase of FMPO's Circle C assets for $34.0 million and the agreement expired. The Partnership retained a $1.0 million non-refundable cash deposit and has no further obligation to the investor group. FMPO is proceeding with developing and marketing the Circle C properties.

     Interest costs incurred by the Partnership totaled $1.0 million in the first quarter of 1997 compared with $2.3 million during the first quarter of 1996, decreasing because of lower average debt levels and interest rates.

     FMPO's business strategy includes the sale of larger undeveloped tracts of land. These transactions by their nature result in significant variations in operating results between accounting periods, which may result in future operating losses. Consequently, past operating results are not necessarily indicative of future trends in profitability. The Partnership continues to develop lots in Austin, Dallas and Houston and evaluate the development of income producing properties on certain of its tracts which it believes have the potential to add significant value to the Partnership.

                   CAPITAL RESOURCES AND LIQUIDITY

During the first three months of 1997, the Partnership generated operating cash flow of $11.0 million which, after funding capital additions, enabled the Partnership to reduce its debt from the beginning of the year by $4.0 million to $54.3 million. In addition, the Partnership's cash balance at March 31, 1997 increased by $4.3 million because of a large sale which closed at quarter's end. This cash balance was used to further reduce debt in the second quarter of 1997.

     The Partnership amended its credit agreements in late 1996, extending maturities until February 1998, lowering interest rates and eliminating the debt guarantee of Freeport-McMoRan Copper & Gold Inc., leaving FTX as the sole guarantor. The future performance and the financial viability of FMPO are dependent on the future cash flows from the Partnership's assets. These cash flows will be significantly affected by future real estate values and interest rate levels. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     FMPO continues to seek a permanent financial restructuring, which may include obtaining a new bank credit facility or issuing new debt or equity. An objective in arranging new financing will be to eliminate FTX's guarantee of the Partnership's debt. If the FTX guarantee were eliminated, FMPO would have the authority to remove FTX as Managing General Partner of the Partnership and dissolve the Partnership, thereby enabling FMPO to manage its business without the current restrictions imposed by its contractual relationship with FTX. A new financing that would allow FMPO to establish itself as a stand-alone company by eliminating the FTX guarantee may increase FMPO's financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in the Partnership.

     During 1996, the State Court of Appeals overturned the favorable 1995 District Court ruling which invalidated the City of Austin "SOS" ordinance; however, the appeals court upheld the lower court's favorable ruling with respect to the interpretation of certain grandfathered rights for previously platted land. A significant portion of the Partnership's Austin area properties was previously platted and is expected to benefit from these grandfathered rights.
An application for Writ of Error was filed with the Texas Supreme Court in January 1997. An unfavorable final judgment is not expected to adversely affect the Partnership's property holdings because of its grandfathered rights and because the Partnership's property was removed from the jurisdiction of the City pursuant to the water quality protection zone at Barton Creek and the Southwest Travis County Water District (the District) at Circle C, both of which were authorized by Texas state legislation enacted in 1995.

     In October 1996, the City filed a petition for declaratory judgment asserting that the legislation that created the District is unconstitutional. The District is defending itself against the City's claim. Approximately 1,000 acres owned by Circle C are included in the District. None of the Partnership's other properties are in the District.

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

     In April 1997, the U.S. Department of Interior (DOI) listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the DOI not to list the Barton Springs salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs salamander does not affect the Partnership's Barton Creek and Lantana properties because of its 10A permit obtained in 1995. The Partnership's Circle C properties could, however, be affected, although the extent of any impact cannot be determined at this time.

     Management's discussion and analysis contains certain forward-looking statements. Important factors that might cause future results to differ from these projections are described in more detail under the heading "Cautionary Statement" in FMPO's Form 10-K for the year ended December 31, 1996.

                     ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                     PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

     (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FM PROPERTIES INC.

                               By:    /s/ William J. Blackwell
                                   -------------------------------
                                         William J. Blackwell
                                      Vice President & Controller
                                       (authorized signatory and
                                      Principal Accounting Officer)

Date:     May 1, 1997

                           FM PROPERTIES INC.

                             EXHIBIT INDEX

 Exhibit
 Number
--------


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

4.3 Amended and Restated Credit Agreement dated as of December 20, 1996 (the "Credit Agreement") among FTX, the Partnership, certain banks, and The Chase Manhattan Bank, as Administrative Agent, FTX
Collateral Agent and Documentation Agent.   Incorporated by reference
to Exhibit 4.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

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

4.6       Second Amendment to Second Amended and Restated Note
Agreement dated as of December 20, 1996, among FTX, the Partnership, The Chase Manhattan Bank and Hibernia National Bank, individually and as agent. Incorporated by reference to Exhibit 4.6 to the 1996 Form 10-K.

4.7 Credit Agreement dated as of December 20, 1996, between FTX and the Partnership. Incorporated by reference to Exhibit 4.7 to the 1996 Form 10-K.

4.8 Amended and Restated Credit Agreement dated as of December 20, 1996 between Circle C Land Corp. ("Circle C") and Texas Commerce Bank National Association ("TCB"). Incorporated by reference to
Exhibit 4.8 to the 1996 Form 10-K.

27.1      Financial Data Schedule