Form 10-K405/A
period 1995-12-31
FM PROPERTIES INC
filed 1997-05-19
CIK 885508

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-K/A



     (Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995

                                    OR

     [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From .......... to ..........

                      Commission file number 0-19989

                            FM Properties Inc.

            (Exact name of Registrant as specified in Charter)

          DELAWARE                             72-1211572
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     1615 Poydras Street
     New Orleans, Louisiana                              70112
 (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code:  (504) 582-5300

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

Yes [X]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K   [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,422,000 on March 11, 1996.

     On March 11, 1996, there were issued and outstanding 14,285,770 shares of Common Stock, par value $0.01 per share of the registrant.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement dated March 29,
1996, submitted to the registrant's stockholders in connection with its 1996 Annual Meeting to be held on May 2, 1996 are incorporated by reference into Part III of this Report.

                          TABLE OF CONTENTS

                                                                      Page

Part II                                                                 1

     Item 6.   Selected Financial Data                                  1

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      1

     Item 8.   Financial Statements and Supplementary Data              6

Signatures                                                            S-1

Exhibits                                                              E-1

                                    PART II

Item 6.  Selected Financial Data.(1)

                           1995        1994           1993          1992
                         ----------  ----------     --------     ----------
                             (In Thousands, Except Per Share Amounts)
Years Ended December 31:
Loss from the
Partnership               $(571)    $(118,741)     $(24,057)     $(16,747)
Operating loss           (2,367)     (122,869)      (27,526)      (18,170)
Net income (loss)           153       (86,290)      (18,814)      (12,114)
Net income (loss)
 per share                  .01         (6.04)        (1.32)         (.85)
Average shares
 outstanding             14,286        14,286        14,286        14,286

At December 31:
Investment in the
 Partnership             56,401        56,972       193,415       217,472
Total assets             60,897        60,903       193,637       217,719
Stockholders' equity     59,523        59,370       145,660       164,474

(1) Reflects FM Properties Inc.'s investment in the Partnership under the equity basis of accounting. See Note 1 to the financial statements.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

CAPITAL RESOURCES AND LIQUIDITY

FMPO operates through its 99.8 percent interest in the Partnership, with 0.2 percent owned by the Managing General Partner, FTX. The Partnership's most significant investment is the Barton Creek Community, approximately 3,600 acres of primarily undeveloped land adjacent to the Barton Creek Country Club and Conference Center Resort in Austin, Texas, and approximately 1,000 acres of undeveloped land planned for commercial use, which is located within the Circle C development in Austin, Texas.

FTX and Freeport-McMoRan Copper & Gold Inc. (FCX) guarantee the Partnership's debt. During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, it would be more appropriate to reflect its interest in the Partnership under the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation). However, if these guarantees are eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated. FMPO has no significant operations or sources of funds other than its interest in the Partnership.


     For several years development of the Partnership's Austin properties has been delayed principally because of disagreements with the City of Austin (the City) over ordinances governing development activities in the Barton Creek and Circle C areas. In 1995, FMPO's development opportunities at its Austin properties were greatly enhanced by several events at the Barton Creek and Circle C Communities, significantly reducing future legal, planning, engineering and development expenditures from prior actual cost levels. These events were as follows:

* FMPO prevailed in its lawsuit against the City of Austin, which was also found to have violated the Partnership's constitutional right to substantive due process. The City has appealed this decision.

* Another lawsuit in Hays County (where a portion of Circle C is located) found the City of Austin's water quality ordinance to be invalid. The City has also appealed that decision.

* The Texas State Legislature passed several laws relating to water quality and other regulatory issues that provide FMPO with the opportunity to develop and market its Barton Creek and Circle C properties free of the unreasonable and arbitrary land development rules and interpretations of the City.

*    The Texas Natural Resource Conservation Commission approved
FMPO's water quality plan for the Barton Creek Community Water Quality Protection Zone, the first of its kind under a new state law.

     At the beginning of 1995, the Partnership faced significant debt maturities for 1996. However, during 1995 all debt maturities were extended until 1997. As a result of the opportunity provided by a new permitting environment at Barton Creek and the flexibility provided by the refinancing, the Partnership has begun marketing tracts within Barton Creek to sub-developers. Additionally, the Partnership has intensified its ongoing marketing efforts to sell certain non-Barton Creek assets, primarily its Dallas, Houston and San Antonio properties. Although, this plan provides the Partnership with the opportunity to achieve significant debt reductions, the ability of the Partnership to make payments of principal and interest, and to comply with the covenants relating to its debt, is largely dependent upon the Partnership's future performance, which is subject to numerous economic and other factors, including factors beyond its control.
FMPO incurred operating losses in each year since inception from the real estate activities conducted by the Partnership. The Partnership's future performance and the financial viability of FMPO are dependent on the future cash flows from the Partnership's assets. These cash flows will be significantly affected by future real estate values and future interest rate levels. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     FMPO continues to seek a permanent financial restructuring, which may include issuing new debt or equity investments, and believes that the planned reduction of the Partnership's debt will significantly improve its alternatives. An objective in arranging new financing for FMPO will be to eliminate the guarantees of the Partnership's debt. These debt guarantees were extended in connection with the lengthening the Partnership's debt maturities; however, there are currently no arrangements for any further guarantee extensions. While FMPO believes any new financing will be beneficial to the long-term interests of its shareholders, an elimination of the guarantees would be expected to increase financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in the Partnership.

     Net cash provided by the Partnership's operating activities was $47.5 million in 1995, $11.8 million in 1994 and $104.3 million in 1993. The 1995 period benefited from a sale by Circle C Land Corp. (Circle C), a consolidated affiliate of the Partnership, of its single-family residential real estate properties and related amenities for $15.8 million. The 1993 period included the cash flow generated by oil and gas operations and benefited from working capital reductions as a result of the oil and gas property sales. Net cash provided by (used in) the Partnership's investing activities totaled $(35.2) million in 1995, $29.0 million in 1994 and $196.4 million in 1993. Real estate capital expenditures were $25.5 million in 1995 versus $54.8 million in 1994 which includes the land and bond purchases discussed below. Near-term real estate development expenditures are expected to be significantly reduced because of the new legislation and change in development requirements discussed above. Investing cash flows benefited from the receipt of proceeds from the 1993 oil and gas property sales, the final proceeds of which were received in 1994. These proceeds were partially offset by payments to working and royalty interest owners for a natural gas contract settlement received in 1993, the final $9.7 million payment of which was made in October 1995. Financing activities of the Partnership consist of a net reduction in borrowings totaling $11.2 million in 1995, $42.1 million in 1994 and $300.9 million in 1993. As of January 26, 1996, $23.9 million of additional borrowings were available under the Partnership's credit facility.

     In late 1993, an opportunity was identified to provide the City and the surrounding areas with 4,070 acres of habitat preserve and to facilitate resolution of certain complex development issues at Barton Creek which involved required permitting under the Endangered Species Act (ESA) and resolution of financial uncertainties associated with a "road district" in which the Partnership owns property. In 1994, The Nature Conservancy of Texas (TNCT) acquired 4,278 acres of land for $8.0 million provided by the Partnership. The Partnership was conveyed 208 acres while the remaining 4,070 acres were set aside for parkland and permanent nature preserves owned and managed by TNCT.
The Partnership retained ESA habitat mitigation credits associated with the areas set aside, and in February 1995, was issued a 10(a) permit enabling it to fully develop the Barton Creek project under the ESA. The Partnership also acquired substantially all of the outstanding revenue bonds issued by a road district for a net investment of $10.4 million and converted it into a special assessment district enabling landowners within the road district, including the Partnership, to develop or market their properties. The Partnership also purchased 738 acres of land, known as the Lantana tract, south of and adjacent to its Barton Creek development for $4.0 million.

RESULTS OF OPERATIONS

                        1995          1994          1993
                     ----------    ----------    ----------
                              (In Thousands)
Loss from the
 Partnership           $(571)     $(118,741)     $ (24,057)
Operating loss        (2,367)      (122,869)       (27,526)
Net income
 (loss)a                  153       (86,290)       (18,814)

a. Includes a $2.7 million tax benefit in 1995, $36.8 million in 1994 and $8.5 million in 1993.

As noted above, FMPO has no significant operations or source of funds other than its interest in the Partnership. Accordingly, the following discussion and analysis addresses the results of operations of the Partnership. The Partnership's summary operating results follow:

                                        1995          1994          1993
                                     ----------    ----------    ----------
                                                  (In Thousands)
Revenues                             $   48,170    $   40,435    $   26,027
Operating loss                           (2,308)     (119,611)b   (14,253)c
Net loss                                   (571)a    (118,979)b   (24,105)c
a. Includes a $2.6 million gain from a bankruptcy settlement with a customer.

b. Includes a $115.0 million charge for write-down of real estate assets.

c. Includes a $5.3 million charge for restructuring costs (Note 3) and a $6.7 million loss from discontinued oil and gas operations.

     Revenues in 1995 consist primarily of $15.8 million from the sale of the Circle C residential properties, $19.2 million from the sale of 393 single-family homesites and $9.1 million primarily from the sale of 340 undeveloped acres. Revenues in 1994 consist primarily of $27.3 million from the sale of 628 single-family homesites and 4 houses and $11.3 million from the sale of 620 undeveloped acres. Revenues in 1993 consist primarily of $22.1 million from the sale of 513 single-family homesites and 3 houses and $3.5 million from the sale of 129 undeveloped acres.

     General and administrative expenses of the Partnership, combined with those incurred by FMPO, were $4.2 million in 1995, $6.2 million in 1994 and $10.5 million in 1993. The reduction in 1995 reflects the initial results of a series of steps to reduce costs. These actions, which include reducing personnel, legal and consulting costs, and the costs of services provided by FTX (Note 3), were taken, to a significant extent, in response to the reduced permitting, engineering and administrative burden resulting from the recent legislative and court developments discussed above. The reduction in 1994 reflects the effect of the 1993 oil and gas property sales, which enabled the Partnership to reduce its requirements for administrative services, and FTX's 1993 administrative restructuring which reduced FMPO's administrative costs. The 1993 restructuring process caused FTX to incur certain one-time costs, $5.3 million of which was allocated to the Partnership pursuant to its administrative services agreement with FTX.

     FMPO's business strategy includes the sale of larger undeveloped tracts of land. These transactions by their nature can cause significant variations in operating results between accounting periods, which may create future operating losses. Additionally, the Partnership continues to consider opportunities to enter into significant transactions involving is properties. Consequently, past operating results are not necessarily indicative of future trends in profitability.

ENVIRONMENTAL

Increasing emphasis on environmental matters is likely to result in additional costs, which will be charged against FMPO's operations in future periods when such costs can be estimated. Present and future environmental laws and regulations applicable to the Partnership's operations may require substantial capital expenditures, could adversely affect the development of the Partnership's real estate interests or may affect its operations in other ways that cannot now be accurately predicted.

                  ---------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                         REPORT OF MANAGEMENT

FM Properties Inc. (FMPO) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

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



     Richard C. Adkerson                     William H. Armstrong, III
     Chairman of the Board,                Executive Vice President and
  President and Chief Executive Officer       Chief Financial Officer

Item 8.  Financial Statements and Supplementary Data.

                          FM PROPERTIES INC.
                            BALANCE SHEETS

                                            December 31,
                                      ------------------------
                                         1995          1994
                                      ----------    ----------
                                             (In Thousands)
ASSETS
Current assets:
Accounts receivable and other        $      298    $       23
Income tax receivable                     2,693         3,908
Amounts receivable from the
Partnership                               1,505             -
                                     ----------    ----------
  Total current assets                    4,496         3,931
Investment in the Partnership
 (Note 2)                                56,401        56,972
                                     ----------    ----------
Total assets                         $   60,897    $   60,903
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt                      $        -    $      175
Other liabilities                         1,374         1,358
Stockholders' equity:
Preferred stock, par value $0.01,
 50,000,000 shares
 authorized and unissued                      -             -
Common stock, par value $0.01,
 150,000,000 shares authorized,
 14,285,770 issued and outstanding          143           143
Capital in excess of par value of
common stock                            176,445       176,445
Accumulated deficit                    (117,065)     (117,218)
                                     ----------    ----------
                                         59,523        59,370
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   60,897    $   60,903
                                     ==========    ==========

The accompanying notes, including financial statements of the Partnership, are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
                                     --------------------------------------
                                        1995          1994          1993
                                     ----------    ----------    ----------
                                    (In Thousands, Except Per Share Amounts)
Loss from the Partnership            $     (571)   $ (118,741)   $  (24,057)
General and administrative expenses      (1,796)       (4,128)       (3,469)
                                     ----------    ----------    ----------
Operating loss                           (2,367)     (122,869)      (27,526)
Other income (expense), net                (173)         (202)          166
                                     ----------    ----------    ----------
Loss before income tax benefit           (2,540)     (123,071)      (27,360)
Income tax benefit                        2,693        36,781         8,546
                                     ----------    ----------    ----------
Net income (loss)                    $      153    $  (86,290)   $  (18,814)
                                     ==========    ==========    ==========


Net income (loss) per share                $.01        $(6.04)       $(1.32)
                                           ====        ======        ======


Average shares outstanding               14,286        14,286        14,286
                                         ======        ======        ======

The accompanying notes, including financial statements of the Partnership, are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF CASH FLOW

                                          Years Ended December 31,
                                     --------------------------------------
                                        1995          1994          1993
                                     ----------    ----------    ----------

                                                    (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $      153    $  (86,290)   $  (18,814)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Deferred income taxes                       -       (30,173)      (16,868)
  Excess of equity in losses of the
   Partnership over distributions
   received                                 571       136,443        24,105
  (Increase) decrease in working
   capital:
    Accounts receivable and other        (1,780)          201           (23)
    Accounts payable and accrued
    liabilities                              16        (8,361)        6,300
    Accrued income and other taxes        1,215       (11,645)        4,950
                                     ----------    ----------    ----------
Net cash provided by (used in)
 operating activities                       175           175          (350)
                                     ----------    ----------    ----------

Cash flow from investing activities           -             -             -
                                     ----------    ----------    ----------

Cash flow from financing activities:
Proceeds from debt                            -             -           350
Repayment of debt                          (175)         (175)            -
                                     ----------    ----------    ----------
Net cash provided by (used in)
 financing activities                      (175)         (175)          350
                                     ----------    ----------    ----------
Net increase in cash and cash
 equivalents                                  -             -             -
Cash and cash equivalents at
 beginning of year                            -             -             -
                                     ----------    ----------    ----------
Cash and cash equivalents at
 end of year                         $        -    $        -    $        -
                                     ==========    ==========    ==========

Income taxes paid                    $        -    $    5,036    $    3,374
                                     ==========    ==========    ==========

The accompanying notes, including financial statements of the Partnership, are an integral part of these financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting. The operations of FM Properties Inc. (FMPO) are conducted through its investment in FM Properties Operating Co. (the Partnership). At December 31, 1995, FMPO owned a 99.8 percent general partnership interest in the Partnership and Freeport-McMoRan Inc.
(FTX), FMPO's former parent, owned a 0.2 percent general partnership interest and served as Managing General Partner. FTX and Freeport-McMoRan Copper & Gold Inc. (FCX) guarantee the Partnership's debt. During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, it would be more appropriate to reflect its interest in the Partnership under the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation). However, if these guarantees are eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated.

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

3.  TRANSACTIONS WITH FTX AND EMPLOYEE BENEFITS

Management Services.  FMPO has a limited number of employees.
Pursuant to the Partnership Agreement, FTX manages the affairs and provides services necessary for the business and operations of the Partnership. Effective July 1995, FMPO restructured its management services agreement with FTX for specified services to an annual fee of $0.5 million. Costs of services provided by FTX, included in general and administrative expenses, totaled $1.7 million in 1995, $3.4 million in 1994 and $7.3 million in 1993 (excluding the restructuring charge discussed below).

     During 1993, the Partnership recognized restructuring expenses totaling $5.3 million allocated from FTX. The charges consisted of $2.5 million for personnel related costs, $1.9 million for downsizing management information systems, $0.5 million for excess office space and furniture and fixtures resulting from staff reductions and $0.4 million of other costs.


Stock Options. FMPO's stock option plan provides for the issuance of up to 850,000 stock options and stock appreciation rights (SARs) at no less than market value at time of grant. Generally, stock options terminate 10 years from the date of grant. A summary of stock options outstanding, including 200,000 SARs, follows:

                           1995                           1994
                   -------------------------   -----------------------
                                    Average                      Average
                     Number of      Option      Number of        Option
                     Options        Price        Options         Price
                   ----------    ----------    ----------        ------
Beginning of year     425,000         $3.60       425,000         $3.60
Granted               110,000          1.81             -             -
                   ----------                  ----------
End of year           535,000          3.23       425,000          3.60
                   ==========                  ==========

     At December 31, 1995, stock options representing 225,000 shares were exercisable at an average option price of $5.25 per share.
Options for 515,000 shares were available for new grants as of December 31, 1995.

In October 1995 the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123) "Accounting for Stock-Based Compensation," effective for FMPO at December 31, 1996. Under SFAS 123, companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the current APB Opinion No. 25 method whereby no compensation cost is recognized upon grant. Entities electing to remain with the accounting in APB Opinion No. 25 must make disclosures as if SFAS 123 had been applied. FMPO anticipates it will continue to account for its stock-based compensation plans under APB Opinion No. 25.

4.  INCOME TAXES

Income taxes are recorded pursuant to SFAS 109. FMPO has provided a valuation allowance equal to its deferred tax assets because of the expectation of incurring tax losses for the near future. The components of deferred taxes follow:

                                           December 31,
                                     ------------------------
                                        1995          1994
                                     ----------    ----------
Deferred tax asset:                      (In Thousands)
  Alternative minimum tax credits    $    1,000    $      736
  Future deductible items                 8,116         9,589
  Valuation allowance                    (9,116)      (10,325)
                                     ----------    ----------
                                     $    -        $    -
                                     ==========    ==========

     During the fourth quarter of 1995, FMPO recognized a $2.7 million tax benefit for the carryback of the current year's tax loss to recoup taxes paid in previous years. Income taxes credited to income follow:

                                        1995          1994          1993
                                     ----------    ----------    ----------
                                                  (In Thousands)
Current income taxes
  Federal                            $    2,693    $    4,724    $   (5,879)
  State                                       -         1,885        (2,443)
                                     ----------    ----------    ----------
                                          2,693         6,609        (8,322)
Deferred federal income taxes                 -        30,172        16,868
                                     ----------    ----------    ----------
                                     $    2,693    $   36,781    $    8,546
                                     ==========    ==========    ==========
     Reconciliations of the differences between income taxes computed at the federal statutory tax rate and income taxes recorded follow:

                       1995                      1994                 1993
             ------------------------    -------------------   ----------------
               Amount       Percent        Amount     Percent    Amount  Percent
             ----------    ----------    ----------  ---------  -------  -------
                                      (Dollars In Thousands)
Income tax
 benefit
 computed
 at the
federal
statutory
income tax
rate         $   889          35%        $43,158         35%     $9,570    35%
Increase
 (decrease)
 attributable to:
  Minimum tax
   credit
   utilized       -             -            -            -       (1,364)  (5)
  Change in
  valuation
  allowance    1,209          48        (10,325)         (8)         -      -
  State and
  other
  taxes          595          23         3,948            3         340     1
             ----------    ----------  ----------    ----------  -------  -----
Income tax
 benefit     $ 2,693         106%       $36,781           30%      $8,546   31%
             ==========    ==========  ==========    ==========  ======== ======


     The Partnership maintains capital accounts of FMPO and FTX that are adjusted for income, gains, losses and deductions of the Partnership, which are generally allocated 99.8 percent to FMPO and
0.2 percent to FTX. However, so long as the outstanding balance of all Partnership liabilities guaranteed by or owed to FTX or any affiliate exceeds the deficit balance, if any, in the capital account of FTX, FMPO will be allocated losses until its capital account is reduced to zero and all additional losses will be allocated entirely to FTX until the deficit balance in FTX's capital account equals the outstanding balance of all Partnership liabilities guaranteed by or owed to FTX or any affiliate. After such point, all losses will be allocated 99.8 percent to FMPO and 0.2 percent to FTX. Subsequent income will be similarly allocated to the extent of any losses so allocated after such point and then will be allocated entirely to FTX until it has recouped losses allocated entirely to it.

5.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                         Income                                     Net
                         (Loss)        Operating      Net          Income
                        From The        Income       Income        (Loss)
                       Partnership      (Loss)       (Loss)      Per Share
                        ----------    ----------    ----------   ----------
                             (In Thousands, Except Per Share Amounts)
1995
  1st Quarter        $   (2,131)   $   (2,841)   $   (2,840)   $     (.20)
  2nd Quarter              (127)         (911)         (888)         (.06)
  3rd Quarter            (1,019)       (1,065)       (1,205)         (.08)
  4th Quarter             2,706         2,450         5,086a          .36a
                     ----------    ----------    ----------
                     $     (571)   $   (2,367)   $      153           .01
                     ==========    ==========    ==========

1994
  1st Quarter        $   (1,764)   $   (2,951)   $   (2,251)  $      (.16)
  2nd Quarter               604          (193)         (285)         (.02)
  3rd Quarter            (1,604)       (2,695)       (1,822)         (.13)
  4th Quarter          (115,977)b    (117,030)b     (81,932)b       (5.74)b
                     ----------    ----------    ----------
                     $ (118,741)   $ (122,869)   $  (86,290)        (6.04)
                     ==========    ==========    ==========
a. Includes a $2.6 million gain ($0.18 per share) from the Partnership's bankruptcy settlement with a customer and a $2.7 million tax benefit ($0.19 per share).

b. Includes a $115.0 million charge ($74.7 million to net income or $5.23 per share) for write-down of the Partnership's in real estate assets.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF FM PROPERTIES INC.:
We have audited the accompanying balance sheets of FM Properties Inc. (a Delaware Corporation) as of December 31, 1995 and 1994 (as restated, see Note 1), and the related statements of operations and cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FM Properties Inc. as of December 31, 1995 and 1994 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

New Orleans, Louisiana,
  January 23, 1996

                     FM PROPERTIES OPERATING CO.
                            BALANCE SHEETS

                                           December 31,
                                     -----------------------
                                        1995          1994
                                     ----------    ----------
                                           (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents            $    2,282    $    1,200
Accounts receivable and other             4,318         1,749
                                     ----------    ----------
  Total current assets                    6,600         2,949
Real estate and facilities, net         180,040       198,453
Other assets                              5,165         9,032
                                     ----------    ----------
Total assets                         $  191,805    $  210,434
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    8,100    $   18,453
Amounts due to FMPO                       1,505             -
Current portion of long-term debt             -         3,300
                                     ----------    ----------
  Total current liabilities               9,605        21,753
Long-term debt                          121,294       128,600
Other liabilities                         4,392         2,996
Partners' capital                        56,514        57,085
                                     ----------    ----------
Total liabilities and partners'
 capital                             $  191,805    $  210,434
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
                                     --------------------------------------
                                        1995          1994          1993
                                     ----------    ----------    ----------
                                                 (In Thousands)

Revenues                             $   48,170    $   40,435    $   26,027
Costs and expenses:
Cost of sales                            48,099        42,947        27,927
Write-down of investment in real
 estate assets                                -       115,000             -
Provision for restructuring                   -             -         5,277
General and administrative expenses       2,379         2,099         7,076
                                     ----------    ----------    ----------
  Total costs and expenses               50,478       160,046        40,280
                                     ----------    ----------    ----------
Operating loss                           (2,308)     (119,611)      (14,253)
Interest expense, net                    (1,061)         (628)       (4,792)
Other income, net                         2,798         1,260         1,688
                                     ----------    ----------    ----------
Loss from continuing operations            (571)     (118,979)      (17,357)
Loss from discontinued operations             -             -        (6,748)
                                     ----------    ----------    ----------
Net loss                             $     (571)   $ (118,979)   $  (24,105)
                                     ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FM PROPERTIES OPERATING CO.
                       STATEMENTS OF CASH FLOW

                                           Years Ended December 31,
                                     --------------------------------------
                                        1995          1994          1993
                                     ----------    ----------    ----------

                                                  (In Thousands)
Cash flow from operating activities:
Net loss                             $     (571)   $ (118,979)   $  (24,105)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
  Depreciation and amortization           2,472         2,254        72,763
  Cost of real estate sales              41,756        25,308        11,808
  Write-down of investment in real
   estate assets                              -       115,000             -
  (Increase) decrease in working capital:
    Accounts receivable and other         1,298        (9,689)       25,596
    Accounts payable and accrued
     liabilities                          2,281        (2,101)       12,180
  Other                                     244             -         6,028
                                     ----------    ----------    ----------
Net cash provided by operating
 activities                              47,480        11,793       104,270
                                     ----------    ----------    ----------

Cash flow from investing activities:
Real estate and facilities              (25,509)      (54,765)      (37,176)
Proceeds from sale of oil and gas
 properties                                   -        95,600       242,496
Oil and gas expenditures                      -             -        (5,961)
Natural gas contract settlement
 proceeds paid to working and
 royalty interests                       (9,733)      (11,816)       (2,987)
                                     ----------    ----------    ----------
Net cash provided by (used in)
 investing activities                   (35,242)       29,019       196,372
                                     ----------    ----------    ----------

Cash flow from financing activities:
Proceeds from debt                       16,000        25,000        12,397
Repayment of debt                       (27,156)      (67,095)     (313,264)
                                     ----------    ----------    ----------
Net cash used in financing
 activities                             (11,156)      (42,095)     (300,867)
                                     ----------    ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                         1,082        (1,283)         (225)
Cash and cash equivalents at
 beginning of year                        1,200         2,483         2,708
                                     ----------    ----------    ----------
Cash and cash equivalents at
 end of year                         $    2,282    $    1,200    $    2,483
                                     ==========    ==========    ==========

Interest paid                        $    9,768    $   11,189    $   24,269
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

2.  LONG-TERM DEBT

During 1995, the Partnership entered into a two-year $50 million credit agreement replacing its previous credit arrangement and extended $68 million of debt due January 1996 until June 1997. All of the Partnership's debt is guaranteed by either FTX or FCX.

                                           December 31,
                                     ------------------------
                                        1995          1994
                                     ----------    ----------
                                          (In Thousands)

Bank loan, average rates of
 7.3% in 1995 and 5.8% in
1994, due June 1997                  $   24,000    $   17,000
Note due June 1997, 12% rate
 (LIBOR plus 1.375% beginning
 in 1996)                                68,000        73,450
Circle C bank loan, average
 rate of 7.3% in 1995 and 5.6%
  in 1994, due February 1997             29,294        41,450
                                     ----------    ----------
                                        121,294       131,900
Less current portion                          -         3,300
                                     ----------    ----------
                                     $  121,294    $  128,600
                                     ==========    ==========
     The Partnership's credit agreement is structured as a revolving credit facility through June 1997 and contains covenants restricting asset sales, mergers and distributions by the Partnership, the incurrence of additional indebtedness, the creation of liens and certain other matters. FTX and FCX have liens on the Partnership's real estate assets.

     FTX and FCX have liens on the Partnership's real estate assets and as the Managing General Partner of the Partnership, FTX has the right to make distributions in its sole discretion, except that, to the extent net cash flow is available, FTX is required to make distributions to FMPO to cover taxes and administrative expenses. As long as any debt of the Partnership is owed to or guaranteed by FTX, FCX, or any of their respective affiliates, the net cash flow of the Partnership will be applied to repay such debt and no distributions will be made, other than those described above.

     Capitalized interest totaled $11.7 million in 1995, $12.3 million in 1994 and $7.4 million in 1993. Interest expense allocated to the discontinued operations, based on the relative net assets of the Partnership, was $11.6 million in 1993.

3.  INVESTMENT IN REAL ESTATE

Real estate assets include acreage, development, construction and carrying costs, and other related costs through the development state. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Carrying costs are capitalized on properties currently under active development. Revenues are recognized when the risks and rewards of ownership are transferred to the buyer and the consideration received can be reasonably determined.

     In March 1995, the Financial Accounting Standards Board issued SFAS 121 which requires a reduction of the carrying amount of long-lived assets to fair value when events indicate that their carrying amount may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Partnership determines fair value using valuation techniques such as the expected future sales proceeds from properties. The Partnership adopted SFAS 121 effective January 1, 1995, and since that time no impairment losses have been recognized.

                                          December 31,
                                     ------------------------
                                        1995          1994
                                     ----------    ----------
                                         (In Thousands)
Operating properties (primarily
 resort properties), net of
 accumulated depreciation and
 write-down of $24,598 for 1995
 and $22,445 for 1994                $   25,770    $   32,718
Land held for investment,
 development or sale:
Austin, Texas area, net of
 accumulated depreciation and
 write-down of $76,831 for 1995
 and $96,657 for 1994                    96,910        99,485
Other areas of Texas                     57,360        66,250
                                     ----------    ----------
                                     $  180,040    $  198,453
                                     ==========    ==========

     The resort properties, known as "the Barton Creek Resort", are located near Austin, Texas and include a conference center, a 147-room hotel and related facilities and three golf courses. These properties are currently managed by Club Resorts Holding, Inc. (ClubCorp). ClubCorp has an option to purchase the facilities when certain cash flow objectives are achieved. Prior to any purchase, operating cash flow is shared between ClubCorp and the Partnership and deficits are funded by the Partnership.

     The Partnership's investment in real estate includes the Barton Creek Resort and approximately 6,400 acres of land located in Austin, Dallas, Houston and San Antonio. Most significant among these are the Barton Creek Community, which includes approximately 3,600 acres of primarily undeveloped land adjacent to the Barton Creek Resort, and approximately 1,000 acres of undeveloped land planned for commercial use, which is located within the Circle C development in Austin, Texas. For several years development of the Barton Creek Community had been delayed principally because of disagreements between FMPO and the City of Austin (the City) over ordinances governing development activities in the Barton Creek area. In 1994, FMPO filed suit in U.S. District Court against the City seeking declaratory and injunctive relief as well as damages. In 1995, the Court ruled in favor of FMPO, declaring that the restrictive 1992 water quality ordinance enacted by public initiative was void and that the Partnership is entitled to develop its project based on ordinances that were in effect at the time of its initial applications. The jury also found that the City violated the Partnership's constitutional right to substantive due process in the way the City applied its ordinances to the Barton Creek Community and awarded damages and legal costs of $0.5 million to the Partnership. Another lawsuit in Hays County (where a portion of Circle C is located) found the ordinances to be invalid. The Austin City Council has appealed both decisions. Also in 1995, the Texas State Legislature passed several laws relating to water quality and other regulatory issues that greatly enhance FMPO's development potential in the Austin area by providing an opportunity for it to develop and market its Barton Creek and Circle C properties free of the unreasonable and arbitrary land development rules and interpretations of the City. Additionally, in August 1995, FMPO designated its Barton Creek Community a Water Quality Protection Zone. The water quality protection plan for the Barton Creek Community was approved by The Texas Natural Resource Conservation Commission in December 1995 enabling the development of the Barton Creek Community to proceed with specified development requirements designed to protect the water quality in Barton Creek.

     The real estate interests of the Partnership in Dallas, Houston and San Antonio, Texas are managed by professional real estate developers. Under the terms of these agreements, the operating expenses and development costs, net of revenues, are funded by the Partnership. The developers are entitled to a management fee and a 25% interest in the net profits, after recovery by the Partnership of its investments and a stated return, resulting from the sale of the respective properties under their management.

     In September 1995, Circle C Land Corp. sold its single-family residential real estate properties and related amenities for $15.8 million. The Partnership realized no significant gain or loss on the transaction, and proceeds were used to reduce debt.


     Concurrent with certain yearend 1994 debt negotiations, the Partnership analyzed the carrying amount in its financial statements of its investment in real estate assets, using generally accepted accounting principles, and recorded a $115 million pretax, noncash write-down. The actual amounts that will be realized depend on future market conditions and may be more or less than the amounts recorded in the Partnership's financial statements.

Oil and Gas Property Sales. In 1993, the Partnership sold substantially all of its remaining producing oil and gas properties for $312.7 million, recognizing a loss totaling $3 million, and negotiated the buy-out of a long-term natural gas contract for $25.4 million net to the Partnership. The Partnership indemnified the purchaser on one property for future abandonment costs in excess of net revenues received by the purchaser. The Partnership recognized a $3 million charge to fourth-quarter 1993 earnings for the estimated future liability because of a decline in oil prices.

4.  COMMITMENTS AND CONTINGENCIES

The Partnership has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against the Partnership's operations in future periods. Present and future environmental laws and regulations applicable to the Partnership's operations may require substantial capital expenditures, could adversely affect the development of FMPO's real estate interests or may affect its operations in other ways that cannot now be accurately predicted.

     The Partnership is aware of certain sites related to its former oil and gas operations for which it may receive notices as a "potentially responsible party" in the future. The potentially responsible parties for the sites, however, include many large and viable companies with proportionate shares equal to or greater than the Partnership's. FMPO believes that the Partnership's exposure on these sites is not material and expects that any costs would be minimal.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERSHIP COMMITTEE OF FM PROPERTIES OPERATING CO.:
We have audited the accompanying balance sheets of FM Properties Operating Co. (a Delaware general partnership) as of December 31, 1995 and 1994, and the related statements of operations and cash flow for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FM Properties Operating Co. as of December 31, 1995 and 1994 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

New Orleans, Louisiana,
January 23, 1996

                                 SIGNATURE

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 1997.

                              FM PROPERTIES INC.

                              By:  /s/     William J. Blackwell
                                ----------------------------------
                                           William J. Blackwell
                                       Vice President and Controller
                                         (Authorized Signatory and
                                       Principal Accounting Officer)

                            FM PROPERTIES INC.
                              EXHIBIT INDEX

Exhibit                                                       Sequentially
Number                                                          Numbered
                                                                  Page

23.1      Consent of Arthur Andersen LLP dated May 16, 1997.

27.1      Financial Data Schedule