Form 10-Q/A
period 1996-03-31
FM PROPERTIES INC
filed 1997-05-21
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 1996

                  Commission File Number:  0-19989

                        FM Properties Inc.

        Incorporated in Delaware                      72-1211572
                                            (IRS Employer Identification No.)
              1615 Poydras Street, New Orleans, Louisiana 70112

     Registrant's telephone number, including area code: (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 31, 1996, there were issued and outstanding 14,285,770 shares of the registrant's Common Stock, par value $0.01 per share.

                         FM PROPERTIES INC.
                         TABLE OF CONTENTS

                                                         Page

  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets                        3

          Statements of Operations                        3

          Statements of Cash Flow                         4

          Notes to Financial Statements                   5

          Remarks                                         6

    Management's Discussion and Analysis
      of Financial Condition and Results of Operations    7

    Signature                                             9

    Exhibit Index                                       E-1

                          FM PROPERTIES INC.

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                          FM PROPERTIES INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                     March 31,    December 31,
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Accounts receivable and other        $       65    $      298
Income tax receivable                     2,693         2,693
Amounts receivable from the
 Partnership                              1,709         1,505
                                     ----------    ----------
  Total current assets                    4,467         4,496
Investment in the Partnership
 (Note 1)                                55,536        56,401
                                     ----------    ----------
Total assets                         $   60,003    $   60,897
                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                    $    1,374    $    1,374
Stockholders' equity                     58,629        59,523
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   60,003    $   60,897
                                     ==========    ==========


                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                       Three Months Ended
                                             March 31,
                                     -------------------------
                                         1996         1995
                                     -----------    ----------
                                     (In Thousands, Except
                                       Per Share Amounts)
Loss from the Partnership (Note 1)   $     (865)   $   (2,131)
General and administrative expenses         (29)         (710)
                                     -----------    -----------
Operating loss                             (894)       (2,841)
Other income, net                             -             1
                                     -----------    -----------
Net loss                             $     (894)   $   (2,840)
                                     ===========    ===========

Net loss per share                        $(.06)        $(.20)
                                          ======         ======


Average shares outstanding               14,286        14,286
                                         ======        ======



The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                        Three Months Ended
                                             March 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net loss                             $     (894)   $   (2,840)
Adjustments to reconcile net
 loss to net
 cash provided by operating activities:
  Excess of equity in losses of the
  Partnership over distributions
   received                                 865         2,131
  Decrease in working capital                29           709
                                     ----------    ----------
Cash flow from operating activities           -             -
Cash flow from investing activities           -             -
Cash flow from financing activities           -             -
                                     ----------    ----------
Net decrease in cash and cash
 equivalents                                  -             -
Cash and cash equivalents at
 beginning of year                            -             -
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $        -    $        -
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                    NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

FM Properties Inc. (FMPO) operates through its 99.8 percent interest in FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). FTX and Freeport-McMoRan Copper & Gold Inc. (FCX) guarantee the Partnership's debt. During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, it would be more appropriate to reflect its interest in the Partnership under the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation). However, if the guarantees are eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated. FMPO has no significant operations or source of funds other than its interest in the Partnership. The Partnership's financial statements follow:

                            BALANCE SHEETS

                                     March 31,     December 31,
                                       1996           1995
                                     ----------    ----------

ASSETS                                    (In Thousands)
Current assets:
Cash and cash equivalents            $      711    $    2,282
Accounts receivable and other             4,433         4,318
                                     ----------    ----------
  Total current assets                    5,144         6,600
Real estate and facilities, net         170,534       180,040
Other assets                              6,726         5,165
                                     ----------    ----------
Total assets                         $  182,404    $  191,805
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    4,858    $    8,100
Amounts due to FMPO                       1,709         1,505
Current portion of long-term debt        29,294             -
                                     ----------    ----------
  Total current liabilities              35,861         9,605
Long-term debt                           87,000       121,294
Other liabilities                         3,894         4,392
Partners' capital                        55,649        56,514
                                     ----------    ----------
Total liabilities and
 partners' capital                   $  182,404    $  191,805
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS

                                       Three Months Ended
                                            March 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                         (In Thousands)
Revenues                             $   13,829    $    4,382
Costs and expenses:
Cost of sales                            13,313         5,870
General and administrative expenses         607           470
                                     ----------    ----------
  Total costs and expenses               13,920         6,340
                                     ----------    ----------
Operating loss                              (91)       (1,958)
Interest expense, net                      (734)         (184)
Other income (expense), net                 (40)           11
                                     ----------    ----------
Net loss                             $     (865)   $   (2,131)
                                     ==========    ==========

                       STATEMENTS OF CASH FLOW

                                       Three Months Ended
                                            March 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------

                                           (In Thousands)
Cash flow from operating activities:
Net loss                             $     (865)   $   (2,131)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Cost of real estate sales and
   depreciation and amortization         12,128         2,268
  (Increase) decrease in working
   capital:
    Accounts receivable and other        (1,615)         (608)
    Accounts payable and accrued
     liabilities                         (3,553)        2,128
                                     ----------    ----------
Net cash provided by operating
 activities                               6,095         1,657
                                     ----------    ----------

Cash flow from investing activities:
Real estate and facilities (a)           (2,606)       (5,721)
                                     ----------    ----------
Net cash used in investing
 activities                              (2,606)       (5,721)
                                     ----------    ----------

Cash flow from financing activities:
Proceeds from debt                        1,000         4,000
Repayment of debt                        (6,000)            -
                                     ----------    ----------
Net cash provided by (used in)
 financing activities                    (5,000)        4,000
                                     ----------    ----------
Net decrease in cash and cash
 equivalents                             (1,511)          (64)
Cash and cash equivalents at
 beginning of year                        2,282         1,200
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $      771    $    1,136
                                     ==========    ==========

a. Includes capitalized interest of $1.6 million in the 1996 period and $3.2 million in the 1995 period.

                         --------------------

                               Remarks

The information furnished herein should be read in conjunction with FMPO's financial statements contained in its 1995 Annual Report to stockholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

FM Properties Inc. (FMPO) operates through its 99.8 percent interest in FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). FTX and Freeport-McMoRan Copper & Gold Inc. (FCX) guarantee the Partnership's debt. During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, it would be more appropriate to reflect its interest in the Partnership under the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation). However, if the guarantees are eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated.

     During the quarter, the Partnership began to capitalize on the enhanced sales opportunities at its Austin, Texas property holdings that resulted from a series of legislative and judicial developments which occurred in 1995 (discussed in FMPO's 1995 Annual Report to Stockholders). The Partnership completed a $1.9 million sale of a 25 acre undeveloped tract within the Barton Creek Development, its first under the Water Quality Protection Zone legislation enacted in late 1995. Subsequent to the end of the first quarter, the Partnership sold a second undeveloped tract totaling 79 acres for $2.9 million. Selling undeveloped tracts to sub-developers is an integral part of FMPO's business strategy for the Barton Creek Development, as these transactions provide funds to reduce debt, lower future carrying and development costs and establish values for the Partnership's remaining properties within Barton Creek.

     The Partnership's intensified marketing efforts to sell its Dallas, Houston and San Antonio properties resulted in first-quarter 1996 sales from these areas which exceeded sales from the 1995 period. These efforts have also generated sales contracts scheduled for completion throughout the remainder of 1996.

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

                        RESULTS OF OPERATIONS

                                          First Quarter
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Loss from the Partnership            $     (865)   $   (2,131)
Operating loss                             (894)       (2,841)
Net loss                                   (894)       (2,840)

     FMPO has no significant operations or source of funds other than its interest in the Partnership. Accordingly, the following discussion and analysis addresses the results of operations and the
capital resources and liquidity of the Partnership.    The
Partnership's summary operating results follow:

                                         First Quarter
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Revenues                             $   13,829    $    4,382
Operating loss                              (91)       (1,958)
Net loss                                   (865)       (2,131)

     Revenues for the 1996 quarter totaled $13.8 million consisting of $4.3 million from the sale of 76 developed single-family homesites and $9.5 million primarily from the sale of 156 acres of undeveloped commercial and residential properties. Revenues for the 1995 period totaled $4.4 million consisting of $4.3 million from the sale of 90 developed single-family homesites and $0.1 million from the sale of 6 undeveloped acres. Higher revenues reflect the increase in FMPO's real estate activity following the settlement of the Austin area development issues, discussed above, as well as favorable real estate markets and interest rates.

     General and administrative expenses of the Partnership, combined with those incurred by FMPO, were reduced to $0.6 million for the first quarter of 1996, compared with $1.2 million for the 1995 period, as a result of steps taken in the third quarter of 1995 to reduce costs.

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

CAPITAL RESOURCES AND LIQUIDITY

During 1995, the Partnership extended its debt maturities until 1997. The Partnership has the potential to achieve significant debt reductions prior to any required principal payments. However, these reductions are dependent on the future cash flow from the Partnership's assets, which is subject to numerous economic and other factors, including factors beyond FMPO's control. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     FMPO continues to seek a permanent financial restructuring, which may include issuing new debt or equity investments, and believes that the planned reduction of the Partnership's debt will significantly improve its alternatives. An objective in arranging new financing for FMPO will be to eliminate the guarantees of its debt by FTX and FCX. These debt guarantees were extended in connection with the extension of the Partnership's debt maturities; however, there are currently no arrangements for any further guarantee extensions. While FMPO believes any new financing will be beneficial to the long-term interests of its shareholders, an elimination of the guarantees would be expected to increase financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in the Partnership.

                     ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FM PROPERTIES INC.



                              By:    /s/ William J. Blackwell
                                        ----------------------
                                         William J. Blackwell
                                     Vice President and Controller
                                       (authorized signatory and
                                     Principal Accounting Officer)

Date:      May 21, 1997

                             FM PROPERTIES INC.

                               EXHIBIT INDEX
                               -------------
                                                 Sequentially
                                                   Numbered
Number        Description                            Page
-------       ------------                           ----

27.1       Financial Data Schedule