Form 10-Q/A
period 1996-06-30
FM PROPERTIES INC
filed 1997-05-21
CIK 885508

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

Item 1.   Financial Statements.

                          FM PROPERTIES INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                      June 30,    December 31,
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Accounts receivable and other        $       38    $      298
Income tax receivable                     2,740         2,693
Amounts receivable from the
 Partnership                              1,642         1,505
                                     ----------    ----------
  Total current assets                    4,420         4,496
Investment in the Partnership
 (Note 1)                                56,095        56,401
                                     ----------    ----------
Total assets                         $   60,515    $   60,897
                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                    $    1,386    $    1,374
Stockholders' equity                     59,129        59,523
                                     ----------    ----------
Total liabilities and stockholders'
 equity                              $   60,515    $   60,897
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                       Three Months Ended           Six Months Ended
                             June 30,                   June 30,
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ----------
                          (In Thousands, Except Per Share Amounts)
Income (loss) from
 the Partnership
 (Note 1)            $      559    $    (127)    $    (306)    $   (2,258)
General and
 administrative
 expenses                  (59)         (784)          (88)        (1,494)
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                     500         (911)          (394)       (3,752)
Other income, net             -            23             -            24
                     ----------    ----------    ----------    ----------
Income (loss)
 before income
 taxes                      500         (888)          (394)       (3,728)
Income taxes                  -             -             -             -
                     ----------    ----------    ----------    ----------
Net income (loss)    $      500    $     (888)   $     (394)   $   (3,728)
                     ==========    ==========    ==========    ==========

Net income (loss)
 per share                 $.03        $(.06)         $(.03)        $(.26)
                           ====         =====         =====         =====


Average shares
 outstanding             14,394        14,286        14,368        14,286
                         ======        ======        ======        ======

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                      Six Months Ended
                                           June 30,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------

                                          (In Thousands)
Cash flow from operating activities:
Net loss                             $     (394)   $   (3,728)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Excess of equity in losses of the
   Partnership over distributions
   received                                 306         2,258
  Decrease in working capital                88         1,645
                                     ----------    ----------
Net cash provided by operating
 activities                                   -           175
Cash flow from investing activities           -             -
Cash flow from financing activities:
  Repayment of debt                           -          (175)
                                     ----------    ----------
Net cash used in financing
 activities                                   -         (175)
                                     ----------    ----------
Net decrease in cash and
  cash equivalents                            -             -
Cash and cash equivalents at
 beginning of year                            -             -
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $        -    $        -
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

                            BALANCE SHEETS

                                      June 30,    December 31,
                                        1996          1995
                                     ----------    ----------

ASSETS                                    (In Thousands)
Current assets:
Cash and cash equivalents            $    1,811    $    2,282
Accounts receivable and other             4,750         4,318
                                     ----------    ----------
  Total current assets                    6,561         6,600
Real estate and facilities, net         152,302       180,040
Other assets                              7,372         5,165
                                     ----------    ----------
Total assets                         $  166,235    $  191,805
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    4,026    $    8,100
Amounts due to FMPO                       1,642         1,505
Current portion of long-term debt        99,093             -
                                     ----------    ----------
  Total current liabilities             104,761         9,605
Long-term debt                                -       121,294
Other liabilities                         5,266         4,392
Partners' capital                        56,208        56,514
                                     ----------    ----------
Total liabilities and partners'
 capital                             $  166,235    $  191,805
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS

                      Three Months Ended           Six Months Ended
                           June 30,                     June 30,
                     -----------------------     ----------------------
                        1996          1995          1996         1995
                     ----------    ----------    ----------   ----------
                                       (In Thousands)
Revenues             $   23,764    $   12,003    $   37,593    $   16,385
Costs and expenses:
Cost of sales            21,445        11,172        34,758        17,043
General and
 administrative
 expenses                   616           845         1,223         1,315
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses              22,061        12,017        35,981        18,358
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                   1,703          (14)          1,612      (1,973)
Interest expense,
 net                    (1,158)           (83)       (1,892)         (266)
Other income
 (expense), net              14          (30)           (26)          (19)
                     ----------    ----------    ----------    ----------
Net income (loss)    $      559    $     (127)   $     (306)   $   (2,258)
                     ==========    ==========    ==========    ==========


                       STATEMENTS OF CASH FLOW

                                       Six Months Ended
                                            June 30,
                                     -----------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net loss                             $     (306)   $   (2,258)
Adjustments to reconcile loss to net
 cash provided by operating
 activities:
  Cost of real estate sales and
   depreciation and amortization         32,283        13,645
  (Increase) decrease in working
   capital:
    Accounts receivable and other        (2,168)        1,192
    Accounts payable and accrued
     liabilities                         (3,063)       (1,770)
    Other                                  (841)          332
                                     ----------    ----------
Net cash provided by operating
 activities                              25,905        11,141
                                     ----------    ----------

Cash flow from investing activities:
Real estate and facilities (a)           (4,175)      (12,611)
                                     ----------    ----------
Net cash used in investing
 activities                              (4,175)      (12,611)
                                     ----------    ----------

Cash flow from financing activities:
Proceeds from debt                        1,000         8,000
Repayment of debt                       (23,201)       (6,638)
                                     ----------    ----------
Net cash provided by (used in)
 financing activities                   (22,201)        1,362
                                     ----------    ----------
Net decrease in cash and cash
 equivalents                              (471)          (108)
Cash and cash equivalents at
 beginning of year                        2,282         1,200
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    1,811    $    1,092
                                     ==========    ==========

a. Includes capitalized interest of $2.3 million in the 1996 period and $6.2 million in the 1995 period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

FM Properties Inc. (FMPO) operates through its 99.8 percent ownership of FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). FTX and Freeport-McMoRan Copper & Gold Inc. (FCX) guarantee the Partnership's debt. During 1996, following discussions with the staff of the Securities and Exchange Commission, FMPO determined that, because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, it would be more appropriate to reflect its interest in the Partnership under the equity basis of accounting (prior year consolidated financial information has been restated to reflect this presentation). However, if the guarantees are eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership an FMPO would be eliminated.

     During the second quarter of 1996, the Partnership continued to capitalize on the enhanced sales opportunities at its Austin, Texas property holdings brought about by the positive legislative and judicial developments which occurred during 1995 (discussed in FMPO's 1995 Annual Report to Stockholders). FMPO's second-quarter 1996 revenues from the Partnership's Austin area properties totaled $10.6 million, including the sale of an 80 acre undeveloped tract within the Barton Creek Development for $2.9 million, its second sale under the Water Quality Protection Zone legislation enacted in late 1995.
FMPO's Austin area activity also included a $3.7 million sale of the remaining inventory of developed and undeveloped real estate within the Lakeside development, which included a marina, 77 developed lots and 239 acres of undeveloped property. Additional tracts within the Barton Creek Development are currently under contract and are scheduled to close during the second half of 1996. The sale of undeveloped tracts to sub-developers is an integral part of FMPO's business strategy for the Barton Creek Development. These transactions provide funds to reduce debt, lower future carrying and development costs and establish values for the Partnership's remaining properties within Barton Creek.

     The State Court of Appeals in Austin recently overturned the favorable District Court ruling which invalidated the "SOS" ordinance in Austin; however, the appeals court did uphold the lower court's favorable holding with respect to the interpretation of certain grandfather rights for platted land. This decision is not expected to adversely affect any of the Partnership's property holdings since the city of Austin's regulatory authority was superseded for the Partnership's properties by legislation passed in the state legislature during 1995. A decision will be made in the near future with respect to an appeal on the case.

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

RESULTS OF OPERATIONS

                         Second Quarter                Six Months
                     ------------------------    -----------------------
                        1996          1995          1996         1995
                     ----------    ----------    ----------   ----------
                                       (In Thousands)
Income (loss) from
 the Partnership     $      559    $    (127)    $     (306)   $   (2,258)
Operating income
 (loss)                     500         (911)          (394)       (3,752)
Net income (loss)           500         (888)          (394)       (3,728)

     FMPO has no significant operations or source of funds other than its interest in the Partnership. Accordingly, the following discussion and analysis addresses the results of operations and the
capital resources and liquidity of the Partnership.    The
Partnership's summary operating results follow:

                         Second Quarter                Six Months
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ----------
                                       (In Thousands)
Revenues:
  Developed
   properties        $8,010          $7,566       $12,287      $  11,404
  Undeveloped
   properties
   and other         15,754           4,437        25,306          4,981
                     ------          ------        ------         -------
Total revenues       23,764          12,003        37,593         16,385
Operating income
 (loss)               1,703            (14)         1,612         (1,973)
Net income (loss)       559           (127)          (306)        (2,258)

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

     General and administrative expenses of the Partnership, combined with those incurred by FMPO, were reduced to $0.7 million and $1.3 million for the second-quarter and six-month periods of 1996, respectively, compared with $1.6 million and $2.8 million for the 1995 periods, continuing to reflect the benefit of steps taken in the third quarter of 1995 to reduce costs.

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

CAPITAL RESOURCES AND LIQUIDITY

During the first six months of 1996, the Partnership generated operating cash flow of $25.9 million which, after funding capital expenditures, enabled FMPO to reduce the Partnership's debt from the beginning of the year by $22.2 million to $99.1 million. The Partnership has the potential to achieve further significant debt reductions prior to its 1997 principal payment requirements ($29.1 million due February 1997 and $70.0 million due June 1997). These reductions are dependent on the future cash flow from the Partnership's assets and the ability to negotiate significant sales of assets, which are subject to numerous economic and other factors, including factors beyond FMPO's control. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     FMPO continues to seek a permanent financial restructuring, which may include issuing new debt or equity investments, and believes that the ongoing reduction of the Partnership's debt will significantly improve its alternatives. An objective in arranging new financing for FMPO will be to eliminate the guarantees of its debt by FTX and FCX. These debt guarantees were extended in connection with the extension of the Partnership's debt maturities achieved during late 1995. While FMPO believes any new financing will be beneficial to the long-term interests of its shareholders, an elimination of the guarantees would be expected to increase financing costs significantly. The extent of any refinancing, including any need to sell properties in connection therewith, will determine the future net cash flow available to FMPO to recover its investment in real estate assets.

                     ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FM PROPERTIES INC.

                              By:    /s/ William J. Blackwell
                                  -----------------------------
                                         William J. Blackwell
                                    Vice President and Controller
                                      (authorized signatory and
                                    Principal Accounting Officer)

Date:      May 21, 1997

                       FM PROPERTIES INC.
                        EXHIBIT INDEX
                         -------------
                                               Sequentially
                                                Numbered
Number        Description                         Page
------        -----------                         ----

27.1      Financial Data Schedule