Form 10-Q/A
period 1996-09-30
FM PROPERTIES INC
filed 1997-05-21
CIK 885508

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

Item 1.   Financial Statements.

                          FM PROPERTIES INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                    September 30,  December 31,
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Accounts receivable and other        $      211    $      298
Income tax receivable                       526         2,693
Amounts receivable from the
 Partnership                              4,132         1,505
                                     ----------    ----------
  Total current assets                    4,869         4,496
Investment in the Partnership
 (Note 1)                                57,106        56,401
                                     ----------    ----------
Total assets                         $   61,975    $   60,897
                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                    $    1,386    $    1,374
Stockholders' equity                     60,589        59,523
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   61,975    $   60,897
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                       Three Months Ended           Nine Months Ended
                          September 30,               Septmeber 30,
                     ------------------------    ----------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------  ----------
                          (In Thousands, Except Per Share Amounts)
Income (loss)
 from the
 Partnership
 (Note 1)            $    1,011    $   (1,019)   $      705    $   (3,277)
General and
 administrative
 expenses                   (77)          (46)         (165)       (1,540)
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                     934        (1,065)          540        (4,817)
Other expense, net            -          (140)            -          (116)
                     ----------    ----------    ----------    ----------
Income (loss) before
 income tax benefit         934        (1,205)          540        (4,933)
Income tax benefit          526             -           526             -
                     ----------    ----------    ----------    ----------
Net income (loss)    $    1,460    $   (1,205)   $    1,066    $   (4,933)
                     ==========    ==========    ==========    ==========

Net income (loss)
 per share                 $.10         $(.08)         $.07         $(.35)
                           ====         =====          ====         =====


Average shares
 outstanding             14,395        14,286        14,364        14,286
                         ======        ======        ======        ======

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                       STATEMENTS OF CASH FLOW
                             (Unaudited)

                                        Nine Months Ended
                                          September 30,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $    1,066    $   (4,933)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Excess of equity in (income) losses
   of the Partnership over
   distributions received                  (705)        3,277
  (Increase) decrease in working
   capital                                 (361)        1,831
                                     ----------    ----------
Net cash provided by operating
 activities                                   -           175
Cash flow from investing activities           -             -
Cash flow from financing activities:
  Repayment of debt                           -          (175)
                                     ----------    ----------
Net cash used in financing
 activities                                   -          (175)
                                     ----------    ----------
Net decrease in cash and  cash
 equivalents                                  -             -
Cash and cash equivalents at
 beginning of year                            -             -
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $        -    $        -
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

                            BALANCE SHEETS

                                    September 30,  December 31,
                                        1996          1995
                                     ----------    ----------
ASSETS                                   (In Thousands)
Current assets:
Cash and cash equivalents            $    1,789    $    2,282
Accounts receivable and other             2,192         4,318
                                     ----------    ----------
  Total current assets                    3,981         6,600
Real estate and facilities, net         123,219       180,040
Other assets                              6,398         5,165
                                     ----------    ----------
Total assets                         $  133,598    $  191,805
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    2,161    $    8,100
Amounts due to FMPO                       4,132         1,505
Short-term debt                          63,940             -
                                     ----------    ----------
  Total current liabilities              70,233         9,605
Long-term debt                                -       121,294
Other liabilities                         6,146         4,392
Partners' capital                        57,219        56,514
                                     ----------    ----------
Total liabilities and partners'
 capital                             $  133,598    $  191,805
                                     ==========    ==========

                       STATEMENTS OF OPERATIONS

                        Three Months Ended         Nine Months Ended
                          September 30,              September 30,
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ----------
                                         (In Thousands)
Revenues             $   34,461    $   25,497    $   72,054    $   41,882
Costs and expenses:
Cost of sales            31,866        25,607        66,624        42,650
General and
 administrative
 expenses                   481           826         1,704         2,141
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses              32,347        26,433        68,328        44,791
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                   2,114          (936)        3,726        (2,909)
Interest expense,
 net                     (1,193)         (226)       (3,085)         (492)
Other income, net            90           143            64           124
                     ----------    ----------    ----------    ----------
Net income (loss)    $    1,011    $   (1,019)   $      705    $   (3,277)
                     ==========    ==========    ==========    ==========

                       STATEMENTS OF CASH FLOW

                                        Nine Months Ended
                                          September 30,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $      705    $   (3,277)
Adjustments to reconcile net income
 (loss) to net cash provided
 by operating activities:
  Cost of real estate sales and
   depreciation and amortization         61,439        39,542
  (Increase) decrease in working
   capital:
    Accounts receivable and other           895         4,255
    Accounts payable and accrued
     liabilities                         (1,558)       (1,035)
                                     ----------    ----------
Net cash provided by operating
 activities                              61,481        39,485
                                     ----------    ----------

Cash flow from investing activities:
Real estate and facilities (a)           (4,620)      (22,129)
                                     ----------    ----------
Net cash used in investing
 activities                              (4,620)      (22,129)
                                     ----------    ----------

Cash flow from financing activities:
Proceeds from debt                       70,000         8,000
Repayment of debt                      (127,354)      (24,156)
                                     ----------    ----------
Net cash used in financing
 activities                             (57,354)      (16,156)
                                     ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                          (493)        1,200
Cash and cash equivalents at
 beginning of year                        2,282         1,200
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    1,789    $    2,400
                                     ==========    ==========

a. Includes capitalized interest of $2.7 million in the 1996 period and $9.1 million in the 1995 period.


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

     Throughout 1996, FMPO has capitalized on the enhanced sales opportunities at the Partnership's Austin, Texas property holdings brought about by the positive legislative and judicial developments which occurred during 1995. The Partnership's third-quarter 1996 revenues from its Austin area properties totaled $25.9 million, including the sale of the Barton Creek Country Club and Conference Resort for $25.0 million and the sale of a 24 acre undeveloped tract for $0.7 million. Several additional tracts within the Barton Creek Development are currently under contract and are scheduled to close during the remainder of 1996 and early 1997. In addition to the sales in the Austin area, third-quarter 1996 revenues also include the sale of 22 acres of undeveloped commercial property, located in the Dallas area, for $5.7 million. The sale of undeveloped tracts to sub-developers is an integral part of FMPO's business strategy. These transactions provide funds to reduce debt, lower future carrying and development costs and establish values for the Partnership's remaining properties.

     The State Court of Appeals in Austin recently overturned the favorable District Court ruling which invalidated the "SOS" ordinance in Austin; however, the appeals court upheld the lower court's favorable holding with respect to the interpretation of certain grandfather rights for platted land. A decision will be made in the near future with respect to an appeal of the case. This ruling is not expected to adversely affect any of the Partnership's property holdings. The City of Austin's regulatory authority was, in effect, superseded by Texas state legislation enacted during 1995.

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

RESULTS OF OPERATIONS

                         Third Quarter               Nine Months
                     ------------------------    -----------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------   ----------
                                     (In Thousands)
Income (loss) from
 the Partnership     $    1,011    $   (1,019)   $      705    $   (3,277)
Operating income
 (loss)                     934        (1,065)          540        (4,817)
Net income (loss)         1,460        (1,205)        1,066        (4,933)

     FMPO has no significant operations or source of funds other than its interest in the Partnership. Accordingly, the following discussion and analysis addresses the results of operations and the
capital resources and liquidity of the Partnership.    The
Partnership's summary operating results follow:

                      Third Quarter             Nine Months
                    ------------------       --------------------
                     1996        1995          1996         1995
                    -------     -------      -------       -------
                                   (In Thousands)
Revenues:
  Developed
   properties        $28,081    $21,058      $ 40,368       $32,462
  Undeveloped
  properties and
   other               6,380      4,439        31,686         9,420
                       -----      -----         -----         -----
Total revenues        34,461     25,497        72,054        41,882
                       -----      -----         -----         -----
Operating income
 (loss)                2,114       (936)        3,726        (2,909)
Net income (loss)      1,011     (1,019)          705        (3,277)

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

     General and administrative expenses of the Partnership, combined with those incurred by FMPO, declined to $0.6 million and $1.9 million for the third-quarter and nine-month periods of 1996, respectively, compared with $0.9 million and $3.7 million for the 1995 periods, continuing to reflect the benefit of steps taken in the third quarter of 1995 to reduce costs.

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

CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 1996, the Partnership generated operating cash flow of $61.5 million which, after funding capital additions, enabled FMPO to reduce the Partnership's debt from the beginning of the year by $57.4 million. With the cash proceeds from future property sales, including the potential sale of the remaining Circle C properties (see above), the Partnership may be able to reduce its debt further prior to its 1997 principal payment requirements ($29.1 million due February 1997 and $34.8 million due June 1997). These reductions are dependent on the future cash flow from the Partnership's assets, which is subject to numerous economic and other factors, including factors beyond FMPO's control. FMPO is presently engaged in negotiations with its commercial banks and is seeking to extend the maturities of the Partnership's debt. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

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

                          FM PROPERTIES INC.



                              By:    /s/ William J. Blackwell
                                     -------------------------
                                         William J. Blackwell
                                    Vice President and Controller
                                      (authorized signatory and
                                    Principal Accounting Officer)

Date:     May 21, 1997

                             FM PROPERTIES INC.
                               EXHIBIT INDEX
                                -------------
                                              Sequentially
                                                Numbered
Number            Description                     Page
-----             ------------                    ----

27.1          Financial Data Schedule