Form 10-Q
period 1997-06-30
FM PROPERTIES INC
filed 1997-08-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 1997

                 Commission File Number:  0-19989

                        FM Properties Inc.

     Incorporated in Delaware                       72-1211572
                                           (IRS Employer Identification No.)

            1615 Poydras Street, New Orleans, Louisiana 70112

     Registrant's telephone number, including area code: (504) 582-4000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On June 30, 1997, there were issued and outstanding 14,285,770 shares of the registrant's Common Stock, par value $0.01 per share.

                       FM PROPERTIES INC.
                       TABLE OF CONTENTS

                                                         Page

  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets                         3

          Statements of Operations                         4

          Statements of Cash Flow                          4

          Notes to Financial Statements                    5

          Remarks                                          6

    Report of Independent Public Accountants               7

    Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                        8

  Part II.  Other Information                             11

  Signature                                               12

  Exhibit Index                                           E-1

                          FM PROPERTIES INC.
                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 CONDENSED BALANCE SHEETS (Unaudited)

                                      June 30,    December 31,
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Accounts receivable and other        $        -    $       56
Income tax receivable                       489           503
Amounts receivable from the
 Partnership                              4,167         4,371
                                     ----------    ----------
  Total current assets                    4,656         4,930
Investment in the Partnership            60,081        56,055
                                     ----------    ----------
Total assets                         $   64,737    $   60,985
                                     ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                    $    1,422    $    1,386
Stockholders' equity                     63,315        59,599
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $   64,737    $   60,985
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                 STATEMENTS OF OPERATIONS (Unaudited)

                        Three Months Ended         Six Months Ended
                             June 30,                  June 30,
                     ------------------------    ----------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------  ----------
                         (In Thousands, Except Per Share Amounts)
Income (loss) from
 the Partnership     $    2,024    $      559    $    4,026    $     (306)
General and
administrative
 expenses                   (60)          (59)          (90)          (88)
                     ----------    ----------    ----------    ----------
Operating income
 (loss)                   1,964           500         3,936          (394)
Income tax provision        220             -           220             -
                     ----------    ----------    ----------    ----------
Net income (loss)    $    1,744    $      500    $    3,716    $     (394)
                     ==========    ==========    ==========    ==========

Net income (loss)
 per share                $0.12         $0.03         $0.26        $(0.03)
                          =====         =====         =====        ======


Average shares
 outstanding             14,468        14,394        14,444        14,368
                         ======        ======        ======        ======


                          FM PROPERTIES INC.
                 STATEMENTS OF CASH FLOW (Unaudited)

                                     Six Months Ended June 30,
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                           (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $    3,716    $     (394)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Excess of equity in (income)
   losses of the Partnership over
   distributions received                (4,026)          306
  Decrease in working capital               310            88
                                     ----------    ----------
Net cash provided by operating
 activities                                   -             -
Cash flow from investing activities           -             -
Cash flow from financing activities           -             -
                                     ----------    ----------
Net increase in cash and cash
 equivalents                                  -             -
Cash and cash equivalents at
 beginning of year                            -             -
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $        -    $        -
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          FM PROPERTIES INC.
                    NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

FM Properties Inc. (FMPO) operates through its 99.8 percent interest in FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). FTX guarantees the Partnership's debt. Because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, FMPO reflects its interest in the Partnership under the equity basis of accounting. However, if the FTX guarantee is eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated. FMPO has no significant operations or source of funds other than its interest in the Partnership. The Partnership's financial statements follow: (certain prior year amounts have been reclassified to conform to the 1997 presentation):

                            BALANCE SHEETS

                                     June 30,      December 31,
                                       1997           1996
                                    ----------     ----------
ASSETS                                   (In Thousands)
Current assets:
Cash and cash equivalents            $    2,671    $    2,108
Accounts receivable and other             2,456         4,133
                                     ----------    ----------
  Total current assets                    5,127         6,241
Real estate and facilities, net         106,806       118,029
Other assets                              7,088         5,922
                                     ----------    ----------
Total assets                         $  119,021    $  130,192
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued
 liabilities                         $    2,206    $    5,754
Amounts due to FMPO                       4,167         4,371
Short-term debt                          45,693             -
                                     ----------    ----------
  Total current liabilities              52,066        10,125
Long-term debt                                -        58,325
Other liabilities                         6,753         5,574
Partners' capital                        60,202        56,168
                                     ----------    ----------
Total liabilities and partners'
 capital                             $  119,021    $  130,192
                                     ==========    ==========


                       STATEMENTS OF OPERATIONS

                        Three Months Ended         Six Months Ended
                             June 30,                  June 30,
                     ------------------------    ---------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ----------
                                      (In Thousands)
Revenues             $    5,191    $   23,764    $   20,261    $   37,593
Costs and expenses:
Cost of sales             2,245a       21,771        14,458a       35,427
General and
 administrative
 expenses                   622           617         1,389         1,223
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses               2,867        22,388        15,847        36,650
                     ----------    ----------    ----------    ----------
Operating income          2,324         1,376         4,414           943
Interest expense,
 net                       (525)       (1,158)       (1,061)       (1,892)
Other income, net           229           341           681           643
                     ----------    ----------    ----------    ----------
Net income (loss)    $    2,028    $      559    $    4,034    $     (306)
                     ==========    ==========    ==========    ==========

a. Includes a $3.1 million reimbursement for previously expensed infrastructure costs.

                       STATEMENTS OF CASH FLOW

                                     Six Months Ended June 30,
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income (loss)                    $    4,034    $     (306)
Adjustments to reconcile net
 income (loss) to net cash provided
 by operating activities:
  Cost of real estate sales and
   depreciation and amortization         16,113        31,910
  (Increase) decrease in working
   capital:
    Accounts receivable and other           512        (2,636)
    Accounts payable and accrued
     liabilities                         (2,573)       (3,063)
                                     ----------    ----------
Net cash provided by operating
 activities                              18,086        25,905
                                     ----------    ----------

Cash flow from investing activities:
Real estate and facilities (a)           (4,891)       (4,175)
                                     ----------    ----------
Net cash used in investing
 activities                              (4,891)       (4,175)
                                     ----------    ----------

Cash flow from financing activities:
Proceeds from debt                            -         1,000
Repayment of debt                       (12,632)      (23,201)
                                     ----------    ----------
Net cash used in financing
 activities                             (12,632)      (22,201)
                                     ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                           563          (471)
Cash and cash equivalents at
 beginning of year                        2,108         2,282
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    2,671    $    1,811
                                     ==========    ==========

a. Includes capitalized interest of $0.9 million in the 1997 period and $2.3 million in the 1996 period.

2.      NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Earnings per share calculated in accordance with SFAS 128 would be unchanged for the periods presented.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on FMPO's financial statements, financial position or results of operations.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FM Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of FM Properties Inc. (the Company), a Delaware Corporation, as of June 30, 1997, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the condensed statements of and cash flow for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



                                 ARTHUR ANDERSEN LLP
New Orleans, Louisiana
July 22, 1997

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

                        RESULTS OF OPERATIONS

                          Second Quarter               Six Months
                     ------------------------    ------------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ----------
                                       (In Thousands)
Income (loss) from
 the Partnership     $    2,024    $      559    $    4,026    $     (306)
Operating income
 (loss)                   1,964           500         3,936          (394)
Net income (loss)         1,744           500         3,716          (394)

    FMPO has no significant operations or source of funds other than its interest in the Partnership. Accordingly, the following discussion and analysis addresses the results of operations and the
capital resources and liquidity of the Partnership.    The
Partnership's summary operating results follow:

                          Second Quarter               Six Months
                     ------------------------    ------------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ----------
                                       (In Thousands)
Revenues:
  Developed
   properties        $    1,351    $    8,014    $    5,190    $   12,291
  Undeveloped
   properties
   and other              3,840        15,750        15,071        25,302
                     ----------    ----------    ----------    ----------
Total revenues            5,191        23,764        20,261        37,593
                     ----------    ----------    ----------    ----------
Operating income          2,324a        1,376         4,414a          943
Net income (loss)         2,028a          559         4,034a         (306)

a. Includes a $3.1 million reimbursement for previously expensed infrastructure costs.

     Revenues from developed properties represented the sale of 24 and 85 single-family homesites during the second-quarter and six-month periods of 1997, respectively, compared with the sale of 206 and 282 single-family homesites during the 1996 periods. Revenues from undeveloped properties for the second-quarter and six-month periods of 1997 represented the sale of 68 and 194 acres of undeveloped commercial and multi-family property, respectively, compared with the sale of 447 and 603 undeveloped acres for the year-ago periods.

     During 1995, legislation was enacted which enabled the Partnership to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. The MUDs, through the issuance of bonds, may reimburse the Partnership for costs related to the installation of major utility, drainage and water quality infrastructure. During the second quarter, the Partnership received $3.1 million cash from MUD bond proceeds representing the reimbursement of infrastructure costs relating to previously sold properties. The funds were used to reduce the Partnership's debt.
The Partnership expects to receive additional reimbursements for past infrastructure costs related to the Barton Creek development through MUD bond proceeds in the future. However, the timing and the amount of future reimbursements are uncertain.

    Interest costs incurred by the Partnership totaled $0.5 million in the second quarter of 1997 and $1.1 million during the first six months of 1997 compared with $1.2 million and $1.9 million during the respective 1996 periods, decreasing primarily because of lower average debt levels.

     Other income includes Partnership oil and gas overriding royalty proceeds from previously discontinued operations of $0.2 million and $0.6 million for the 1997 three and six-month periods, respectively, compared with $0.3 million and $0.7 million for the same periods in 1996.

     FMPO's business strategy includes the sale of larger undeveloped tracts of land. The timing of these transactions can cause significant variations in operating results between accounting periods and may result in future operating losses. Consequently, past operating results are not necessarily indicative of future trends in profitability. The Partnership continues to develop single-family homesites in Austin, Dallas and Houston and evaluate the development of income-producing properties on certain tracts. Management believes that these types of development activities have the potential to add significant value to FMPO.

     In January 1997, an investor group was unable to complete the previously announced agreement for the purchase of FMPO's Circle C assets for $34.0 million and the agreement expired. The Partnership retained a $1.0 million non-refundable cash deposit and has no further obligation to the investor group. FMPO is proceeding with developing and marketing the Circle C properties.

                   CAPITAL RESOURCES AND LIQUIDITY
During the first six months of 1997, the Partnership generated operating cash flow of $18.1 million which, after funding capital additions, enabled the Partnership to reduce its debt from the beginning of the year by $12.6 million to $45.7 million.

     The Partnership amended its credit agreements in late 1996, extending maturities until February 1998, lowering interest rates and eliminating the debt guarantee of Freeport-McMoRan Copper & Gold Inc., leaving FTX as the sole guarantor through February 1998. On July 28, 1997, FTX and IMC Global, Inc. (IGL) announced that they had entered into a letter of intent providing for, among other things, the merger of FTX with and into IGL.

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

     During 1996, the State Court of Appeals overturned the favorable 1995 District Court ruling which invalidated the City of Austin (the
City) "SOS" ordinance; however, the appeals court upheld the lower court's favorable ruling with respect to the interpretation of certain grandfathered rights for previously platted land. A significant portion of the Partnership's Austin area properties was previously platted and is expected to benefit from these grandfathered rights.
An application for Writ of Error was filed with the Texas Supreme Court in January 1997. An unfavorable final judgment is not expected to adversely affect the Partnership's property holdings because of its grandfathered rights and because the Partnership's property was removed from the jurisdiction of the City pursuant to the water quality protection zone at Barton Creek and the Southwest Travis County Water District (the District) at Circle C, both of which were authorized by Texas state legislation enacted in 1995.

     In October 1996, the City filed a petition for declaratory judgment asserting that the legislation that created the District is unconstitutional. The District is defending itself against the City's claim. Court-ordered mediation held in June 1997 was unsuccessful. Approximately 1,000 acres owned by Circle C are included in the District. None of the Partnership's other properties are in the District. It is anticipated that regardless of the outcome at the trial court, the non-prevailing party will appeal the decision. An appeal of this suit will likely be protracted. Because a significant portion of the Partnership's Circle C property is expected to be developed under grandfathered entitlements, it is uncertain whether there would be any adverse impact from a final judgment in favor of the City.

     In the last legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law which established grandfathered rights for previously platted land. Under the Texas Code Construction Act, previously vested rights are not affected by the repeal of this statute. FMPO's counsel has advised the Company that in its opinion, this inadvertent repeal should not affect FMPO's rights to develop its properties.


     During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. (Phoenix) in order to secure its ownership of certain MUD receivables that pertain to existing infrastructure which serves the Circle C development. Phoenix filed a counterclaim against Circle C in June 1997. A favorable outcome, which FMPO expects to occur, would result in significant refunds of prior capital expenditures to the Partnership over the next several years.

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

                         CAUTIONARY STATEMENT
     Management's Discussion and Analysis contains "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future reimbursement for infrastructure costs, future events related to financing and the FTX guarantee, the anticipated outcome of the litigation and regulatory matters discussed herein, the expected results of FMPO's business strategy, and other plans and objectives of management of the Company for future operations and activities are forward-looking statements.

     Important factors that could cause actual results to differ materially from FMPO's expectations include, without limitation, economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements are described in more detail under the heading "Cautionary Statement" in FMPO's Form 10-K for the year ended December 31, 1996.

                     ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                     PART II. - OTHER INFORMATION



Item 1.  Legal Proceedings.

     During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. (Phoenix) in order to secure its ownership of certain MUD receivables that pertain to existing infrastructure which serves the Circle C development. Phoenix filed a counterclaim against Circle C in June 1997. A favorable outcome, which FMPO expects to occur, would result in significant refunds of prior capital expenditures to the Partnership over the next several years.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the Company was held on May 8, 1997 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, James C. Leslie was elected to serve until the 2000 annual meeting of stockholders. In addition to the director elected at the Annual Meeting, the terms of Richard C. Adkerson and Michael D. Madden continued after the Annual Meeting.

     (c) At the Annual Meeting, holders of shares of the Company's Common Stock elected one director with the number of votes cast for or withheld from such nominee as follows:

Name                        For               Withheld
----                        ---               --------
James C. Leslie          13,473,927           119,403


With respect to the election of the director, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1997. Holders of 13,510,616 shares voted for, holders of 51,189 shares voted against and holders of 31,525 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to approve the Company's 1996 Stock Option Plan for Non-Employee Directors. Holders of 12,341,060 shares voted for, holders of 582,199 shares voted against and holders of 670,071 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

     (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K and one Current Report on Form 8-K/A dated April 22, 1997 and May 22, 1997, respectively, both under Item 5.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FM PROPERTIES INC.



                              By:    /s/ C. Donald Whitmire, Jr.
                                     ---------------------------
                                         C. Donald Whitmire, Jr.

                                    Vice President & Controller
                                     (authorized signatory and
                                   Principal Accounting Officer)

Date:     August 12, 1997

                           FM PROPERTIES INC.
                             EXHIBIT INDEX

 Exhibit
 Number

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

10.1      FMPO Stock Option Plan, as amended.

15.1 Letter dated July 22, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1      Financial Data Schedule