Form 10-Q
period 1997-09-30
FM PROPERTIES INC
filed 1997-11-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended September 30, 1997

               Commission File Number:  0-19989

                    FM Properties Inc.

Incorporated in Delaware                          72-1211572
                                   (IRS Employer Identification No.)

          1615 Poydras Street, New Orleans, Louisiana 70112

Registrant's telephone number, including area code: (504) 582-4000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


On September 30, 1997, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $0.01 per share.

                         FM PROPERTIES INC.
                         TABLE OF CONTENTS

                                                            Page

  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets                          3

          Statements of Operations                          3

          Statements of Cash Flow                           4

          Notes to Financial Statements                     5

          Remarks                                           7

    Report of Independent Public Accountants                8

    Management's Discussion and Analysis
    of Financial Condition and Results of Operations        9

  Part II.  Other Information                               13

    Signature                                               14

  Exhibit Index                                             E-1

                         FM PROPERTIES INC.

                   Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         FM PROPERTIES INC.
                CONDENSED BALANCE SHEETS (Unaudited)
                                        September 30,  December 31,
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
ASSETS
Current assets:
Accounts receivable and other             $        -    $       56
Income tax receivable                              -           503
Amounts receivable from the Partnership        4,630         4,371
                                          ----------    ----------
  Total current assets                         4,630         4,930
Investment in the Partnership                 63,597        56,055
                                          ----------    ----------
Total assets                              $   68,227    $   60,985
                                          ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                         $    1,455    $    1,386
Stockholders' equity                          66,772        59,599
                                          ----------    ----------
Total liabilities and stockholders'
  equity                                  $   68,227    $   60,985
                                          ==========    ==========

                         FM PROPERTIES INC.
                STATEMENTS OF OPERATIONS (Unaudited)
                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
                                 (In Thousands, Except Per Share Amounts)
Income from the
  Partnership             $    3,515    $    1,009    $    7,541    $      704
General and administrative
  expenses                       (60)          (77)         (150)         (165)
                          ----------    ----------    ----------    ----------
Operating income               3,455           932         7,391           539
Income tax (provision)
  benefit                          -           526          (220)          526
                          ----------    ----------    ----------    ----------
Net income                $    3,455    $    1,458    $    7,171    $    1,065
                          ==========    ==========    ==========    ==========

Net income per share            $.24          $.10          $.50          $.07
                                ====          ====          ====          ====

Average shares
  outstanding                 14,550        14,395        14,481        14,364
                              ======        ======        ======        ======

The accompanying notes are an integral part of these financial statements.

                         FM PROPERTIES INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                            Nine Months Ended
                                              September 30,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $    7,171    $    1,065
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Excess of equity in income of the
    Partnership over distributions
    received                                  (7,541)         (705)
  Change in working capital                      370          (360)
                                          ----------    ----------
Net cash provided by operating activities          -             -
Cash flow from investing activities                -             -
Cash flow from financing activities                -             -
                                          ----------    ----------
Net change in cash and cash equivalents            -             -
Cash and cash equivalents at beginning
  of year                                          -             -
                                          ----------    ----------
Cash and cash equivalents at end of
  period                                  $        -    $        -
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                         FM PROPERTIES INC.

                   NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION
FM Properties Inc. (FMPO) operates through its 99.8 percent interest in FM Properties Operating Co. (the Partnership), with 0.2 percent owned by the Managing General Partner, Freeport-McMoRan Inc. (FTX). FTX guarantees the Partnership's debt. Because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, FMPO reflects its interest in the Partnership under the equity basis of accounting. However, if the FTX guarantee is eliminated, FMPO will have the authority to remove FTX as the Managing General Partner and FTX's rights with respect to the Partnership and FMPO would be eliminated. FMPO has no significant operations or source of funds other than its interest in the Partnership. The Partnership's financial statements follow (certain prior year amounts have been reclassified to conform to the 1997 presentation):

                           BALANCE SHEETS
                                          September 30,  December 31,
                                               1997         1996
                                          ------------   ------------
                                                (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $    3,944    $    2,108
Accounts receivable and other                  2,490         4,133
                                          ----------    ----------
  Total current assets                         6,434         6,241
Real estate and facilities, net              103,936       118,029
Other assets                                   9,894         5,922
                                          ----------    ----------
Total assets                              $  120,264    $  130,192
                                          ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities  $    2,650    $    5,754
Amounts due to FMPO                            4,630         4,371
Short-term debt                               42,518             -
                                          ----------    ----------
  Total current liabilities                   49,798        10,125
Long-term debt                                     -        58,325
Other liabilities                              6,742         5,574
Partners' capital                             63,724        56,168
                                          ----------    ----------
Total liabilities and partners' capital   $  120,264    $  130,192
                                          ==========    ==========

                      STATEMENTS OF OPERATIONS
                                Three Months               Nine Months Ended
                                   Ended                      September 30,
                               September 30,
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
                                             (In Thousands)
Revenues                  $    4,037    $   34,461    $   24,298    $   72,054
Costs and expenses:
Cost of sales                  4,033        32,216        18,568a       67,643
General and administrative
  expenses                       581           481         1,970         1,704
                          ----------    ----------    ----------    ----------
  Total costs and
    expenses                   4,614        32,697        20,538        69,347
                          ----------    ----------    ----------    ----------
Operating income (loss)         (577)        1,764         3,760         2,707
Interest expense, net           (547)       (1,193)       (1,608)       (3,085)
Other income, net              4,646b          440         5,404b        1,083
                          ----------    ----------    ----------    ----------
Net income                $    3,522    $    1,011    $    7,556    $      705
                          ==========    ==========    ==========    ==========

(a) Includes a $3.1 million reimbursement for previously expensed infrastructure costs.

(b) Includes a $4.5 million gain from sale of oil and gas properties.

                      STATEMENTS OF CASH FLOW
                                             Nine Months Ended
                                               September 30,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $    7,556    $      705
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Cost of real estate sales and depreciation
    and amortization                          19,349        61,439
  (Increase) decrease in working capital:
    Accounts receivable and other              1,166           895
    Accounts payable and accrued
      liabilities                             (2,843)       (1,558)
        Other                                   (765)            -
                                          ----------    ----------
Net cash provided by operating activities     24,463        61,481
                                          ----------    ----------

Cash flow from investing activities:
Real estate and facilities (a)                (6,820)       (4,620)
                                          ----------    ----------
Net cash used in investing activities         (6,820)       (4,620)
                                          ----------    ----------

Cash flow from financing activities:
Proceeds from debt                                 -        70,000
Repayment of debt                            (15,807)     (127,354)
                                          ----------    ----------
Net cash used in financing activities        (15,807)      (57,354)
                                          ----------    ----------
Net increase (decrease) in cash and cash
  equivalents                                  1,836          (493)
Cash and cash equivalents at beginning
  of year                                      2,108         2,282
                                          ----------    ----------
Cash and cash equivalents at end of
  period                                  $    3,944    $    1,789
                                          ==========    ==========

a. Includes capitalized interest of $1.2 million in the 1997 period and $2.7 million in the 1996 period.

2.     FTX MERGER AGREEMENT
On August 27, 1997 FTX and IMC Global Inc. (IGL) announced that they had executed an Agreement and Plan of Merger dated as of August 26, 1997 in which FTX and IGL agree to merge, with IGL as the surviving entity. The proposed combination is subject to several conditions, including approval by the stockholders of both companies. FTX and IGL have stated that the merger transaction is expected to be completed by the end of 1997. As a condition of the merger, FTX agreed to sell its interest as Managing General Partner in the Partnership to FMPO or an affiliate of FMPO. Additionally, IGL agreed to assume the FTX guarantee of the Partnership's debt under terms and conditions currently being negotiated. Once this is accomplished, FMPO will assume direct managerial control over its business and thereafter will report its financial statements under consolidation accounting.

3.     SALE OF OIL & GAS INTERESTS
In September 1997, the Partnership sold to McMoRan Oil & Gas Co.
(MOXY) and Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) several working interests and numerous overriding royalty interests in oil and gas properties which have been held since its formation for $4.5 million cash, resulting in a gain of $4.5 million. Each of MOXY and FTX, the owner of a 51.6% interest in and administrative managing general partner of FRP, share common management and a common director with FMPO. These interests, which had no cost basis, remained with the Partnership after the sale of substantially all of its oil and gas properties in 1993. The gain is reflected in Other Income, and proceeds were used to reduce Partnership debt. Other Income also includes royalty income generated by these properties totaling $0.1 million and $0.3 million for the third quarter and $0.8 million and $1.0 million for the nine-month periods of 1997 and 1996, respectively.

4.     NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share", which simplifies the computation of earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented.

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FM Properties Inc.:

We have reviewed the accompanying condensed balance sheet of FM Properties Inc. (the Company), a Delaware Corporation, as of September 30, 1997, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the condensed statements of and cash flow for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
October 21, 1997

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

     FTX guarantees the Partnership's debt. Because of the rights that FTX retains in connection with its guarantee of the Partnership's debt, FMPO currently reflects its interest in the Partnership under the equity basis of accounting. Refer to Note 2 of the accompanying financial statements regarding the merger of FTX and IMC Global Inc. (IGL).

                       RESULTS OF OPERATIONS

                               Third Quarter                Nine Months
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
                                             (In Thousands)

Income  from the
  Partnership a           $    3,515    $    1,009    $    7,541    $      704
Operating income               3,455           932         7,391           539
Net income                     3,455         1,458         7,171         1,065

(a) Includes a $4.5 million gain from sale of oil and gas properties in the 1997 third quarter.

     FMPO has no significant operations or source of funds other than its interest in the Partnership.  Accordingly, the following discussion and analysis addresses the results of operations and the
capital resources and liquidity of the Partnership.    The
Partnership's summary operating results follow:

                               Third Quarter                Nine Months
                          -----------------------     ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
                                             (In Thousands)
Revenues:
  Developed properties    $    4,037    $   28,081    $    9,227    $   40,368
  Undeveloped properties
    and other                      -         6,380        15,071        31,686
                          ----------    ----------    ----------    ----------
Total revenues                 4,037        34,461        24,298        72,054
                          ----------    ----------    ----------    ----------
Operating income (loss) a       (577)        1,764         3,760         2,707
Net income a, b                3,522         1,011         7,556           705

(a) Includes a $3.1 million reimbursement of previously expensed infrastructure costs in the 1997 second quarter.

(b) Includes a $4.5 million gain from sale of oil and gas properties in the 1997 third quarter.

     Revenues from developed properties represented the sale of 66 and 151 single-family homesites during the third-quarter and nine-month periods of 1997, respectively. Revenues from developed properties for the 1996 periods include $25.0 million from the sale of the Barton Creek Country Club and Conference Resort, as well as the sale of 57 and 339 single-family homesites during the third-quarter and nine-month periods of 1996, respectively. Revenues from undeveloped properties for the third-quarter and nine-month period of 1997 represented the sale of zero and 194 acres of undeveloped commercial and multi-family property, respectively, compared with the sale of 46 and 649 undeveloped acres for the comparable 1996 periods.

     In September 1997, the Partnership sold to McMoRan Oil & Gas Co. (MOXY) and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) several working interests and numerous overriding royalty interests in oil and gas properties which have been held since its formation for $4.5 million cash, resulting in a gain of $4.5 million. Each of MOXY and FTX, owner of a 51.6% interest in and the administrative managing general partner of FRP, share common management and a common director with FMPO. These interests, which had no cost basis, remained with the Partnership after the sale of substantially all of its oil and gas properties in 1993. The gain is reflected in Other Income, and proceeds were used to reduce Partnership debt. Other Income also includes royalty income generated by these properties totaling $0.1 million and $0.3 million for the third quarter and $0.8 million and $1.0 million for the nine-month periods of 1997 and 1996, respectively.

     During 1995, legislation was enacted that enabled the Partnership to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. The MUDs, through the issuance of bonds, are designed to reimburse the Partnership for costs related to the installation of major utility, drainage and water quality infrastructure. During the second quarter of 1997, the Partnership received $3.1 million from MUD bond proceeds representing the reimbursement of infrastructure costs relating to previously sold properties. The funds were used to reduce the Partnership's debt. The Partnership expects to receive additional reimbursements for past infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future reimbursements are uncertain.

     Net interest costs incurred by the Partnership totaled $0.5 million in the third quarter of 1997 and $1.6 million during the first nine months of 1997 compared with $1.2 million and $3.1 million during the comparable 1996 periods, decreasing primarily because of lower average debt levels.

     FMPO's business strategy includes the sale of larger undeveloped tracts of land. The timing of these transactions can cause significant variations in operating results between accounting periods and may result in future operating losses. Consequently, past operating results are not necessarily indicative of future trends in profitability. The Partnership continues to develop single-family homesites in Austin, Dallas and Houston and to evaluate the development of income-producing properties on certain tracts.

                  CAPITAL RESOURCES AND LIQUIDITY

During the first nine months of 1997, the Partnership generated operating cash flow of $24.5 million which, after funding capital additions, enabled the Partnership to reduce its debt from the beginning of 1997 by $15.8 million to $42.5 million.

          The Partnership amended its credit agreements in late 1996, extending maturities until February 1998, lowering interest rates and eliminating the debt guarantee of Freeport-McMoRan Copper & Gold Inc., leaving FTX as the sole guarantor through February 1998. On August 27, 1997 FTX and IMC Global Inc. (IGL) announced that they had executed an Agreement and Plan of Merger dated as of August 26, 1997 in which FTX and IGL agree to merge, with IGL as the surviving entity. The proposed combination is subject to several conditions, including approval by the stockholders of both companies. FTX and IGL have stated that the merger transaction is expected to be completed by the end of 1997. In connection with the merger FTX agreed to sell its interest as Managing General Partner in the Partnership to FMPO or an affiliate of FMPO. Additionally, IGL agreed to assume the FTX guarantee of the Partnership's debt under terms and conditions currently being finalized. Once this is accomplished, FMPO will assume direct managerial control over its business and thereafter will reflect the Partnership's financial statements under consolidation accounting. FMPO currently is negotiating a revised bank credit facility in conjunction with the proposed assumption of the FTX bank debt guarantee by IGL that would, among other provisions, extend current debt maturities. FMPO also continues to consider other means of financial restructuring, including issuing new debt or equity. Such restructuring, while potentially allowing FMPO to establish itself as a stand-alone company, may also increase financing costs significantly if the current FTX or any successor guarantee is eliminated as a result thereof.

     The future performance and the financial viability of FMPO are dependent on the future cash flows from the Partnership's assets. These cash flows will be significantly affected by future real estate values and interest rate levels. There can be no assurance that the Partnership will generate cash flow or obtain funds sufficient to make required interest and principal payments.

     During 1996, the State Court of Appeals overturned the favorable 1995 District Court ruling which invalidated the City of Austin (the City) "SOS" ordinance; however, the appeals court upheld the lower court's favorable ruling with respect to the interpretation of certain grandfathered rights for previously platted land. A significant portion of the Partnership's Austin area properties was previously platted and is expected to benefit from these grandfathered rights. An application for Writ of Error was filed with the Texas Supreme Court in January 1997. The Writ of Error was accepted by the Texas Supreme Court and oral argument was heard on November 3, 1997. The Supreme Court is not anticipated to issue its decision for several months. An unfavorable final judgment is not expected to adversely affect the

Partnership's
property holdings because of its grandfathered rights and because the Partnership's property was removed from the jurisdiction of the City pursuant to the water quality protection zone at Barton Creek (the Barton Creek WQPZ) and a portion of the Circle C development (the Circle C WQPZ, see below), which are authorized by Texas state legislation enacted in 1995.

     In October 1996, the City filed a petition for declaratory judgment asserting that the legislation that created the Southwest Travis County Water District (the STCWD) is unconstitutional. The Partnership's property in the Circle C development, comprising approximately 1,000 acres of undeveloped commercial and multi-family property, is located in the STCWD. None of the Partnership's other properties are in the STCWD. STCWD defended itself against the City's claim. Court-ordered mediation held in June 1997 was unsuccessful. The Court entered a final judgment on October 27, 1997 finding that the legislation creating the STCWD is unconstitutional. It is uncertain whether the STCWD will pursue an appeal, which would likely be protracted. Because the Partnership's Circle C property is expected to be developed under either grandfathered entitlements or pursuant to the Circle C WQPZ, it is uncertain whether there would be any adverse impact from a final judgment in favor of the City.

     On October 17, 1997, the City published notice of its intention to annex all land lying within the STCWD. If the City completes the annexation process, which could occur as early as January 1, 1998, all land so annexed would be subject to City regulations and ordinances. The City also then would be required to assume all municipal utility district debt and reimburse the Partnership a significant portion of the costs of water, wastewater, and drainage infrastructure. Without annexation by the City, the Partnership anticipated that these reimbursements would be paid over the next 10 to 15 years; if the City annexes the four municipal utility districts within the Circle C development, these reimbursement costs are required to be paid at the time of the annexation, much earlier than the Partnership initially anticipated.

     The Partnership owns approximately 553 acres in the Circle C development outside the boundaries of any municipal utility district. In order to permit development of this property under state rather than City regulation, the Partnership filed a water quality protection zone covering its 553 acres and other property owned by a third party (the "Circle C WQPZ"). The Circle C WQPZ is anticipated to prevent the City from annexing the Partnership's 553 acres lying outside any municipal utility district and, to confirm that effect, the Partnership initiated a lawsuit in Hays County seeking a declaratory judgment that the legislation authorizing the creation of water quality protection zones is valid. The Partnership anticipates a favorable result in this litigation.

     In the last legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law which established grandfathered rights for land which was platted or in the permitting process. Under the Texas Code Construction Act, previously vested rights are not affected by the repeal of this statute. FMPO's counsel has advised the Company that in its opinion, this inadvertent repeal should not affect the Partnership's rights to develop its properties. In response to the legislature's inadvertent repeal, the City enacted an ordinance effective September 5, 1997, establishing interim regulations on land development. It is anticipated that the City will enact a final ordinance and may attempt to apply it to portions of the Partnership's Circle C property and Lantana. If the City takes this position, the Partnership is anticipated to assert and defend its grandfathered entitlements.

     During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. (Phoenix) in order to confirm its ownership of certain municipal utility district receivables that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counterclaim against Circle C in June 1997. A favorable outcome, which FMPO expects to occur, would result in significant refunds of prior capital expenditures to the Partnership over the next several years.

     In April 1997, the U.S. Department of Interior (DOI) listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the DOI not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander is not anticipated to affect the Partnership's Barton Creek and Lantana properties because of its 10A permit obtained in 1995. The Partnership's Circle C properties could, however, be affected, although the extent of any impact cannot be determined at this time.

                        CAUTIONARY STATEMENT

     Management's Discussion and Analysis contains "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future reimbursement for infrastructure costs, future events related to financing and the FTX guarantee, the anticipated outcome of the litigation and regulatory matters, the expected results of FMPO's business strategy, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements.

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

                    PART II. - OTHER INFORMATION



Item 1.  Legal Proceedings.

     In October 1997, the Partnership filed an action against the City of Austin in Hays County, Texas. The Partnership seeks a declaratory judgment that the legislation authorizing water quality protection zones is valid.

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


Date:     November 13, 1997

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

4.2       Rights Agreement dated as of May 28, 1992 between the
Company and Mellon Securities Trust Company, as Rights Agent (the
"Rights Agent"). Incorporated by reference to Exhibit 4.2 to the 1992 Form 10-K.

4.3 Amendment No. 1 to Rights Agreement dated as of April 21, 1997 between the Company and the Rights Agent. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated April 21, 1997.

4.4 Amended and Restated Credit Agreement dated as of December 20, 1996 (the "Credit Agreement") among FTX, the Partnership, certain banks, and The Chase Manhattan Bank, as Administrative
Agent, FTX Collateral Agent and Documentation Agent.   Incorporated
by reference to Exhibit 4.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

4.5 Second Amended and Restated Note Agreement dated as of June 30, 1995, among FTX, FCX, the Partnership, Chemical Bank, and Hibernia National Bank, individually and as agent. Incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995.

4.6       First Amendment to Second Amended and Restated Note
Agreement dated as of December 31, 1995, among FTX, FCX, the
Partnership, Chemical Bank and Hibernia National Bank, individually and as agent. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1995.

4.7 Second Amendment to Second Amended and Restated Note Agreement dated as of December 20, 1996, among FTX, the Partnership, The Chase Manhattan Bank and Hibernia National Bank, individually and as agent. Incorporated by reference to Exhibit 4.6 to the 1996 Form 10-K.

4.8       Credit Agreement dated as of December 20, 1996, between
FTX and the Partnership. Incorporated by reference to Exhibit 4.7 to the 1996 Form 10-K.

4.9 Amended and Restated Credit Agreement dated as of December 20, 1996 between Circle C Land Corp. ("Circle C") and Texas Commerce Bank National Association ("TCB"). Incorporated by reference to
Exhibit 4.8 to the 1996 Form 10-K.

11.1      Computation of Net Income per Common and Common Equivalent
Share.

15.1 Letter dated October 21, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1      Financial Data Schedule