Form 10-K
period 1997-12-31
FM PROPERTIES INC
filed 1998-03-31
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-K

(Mark One)
   [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                     OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From .......... to ..........
                        Commission file number 0-19989

                               FM Properties Inc.
               (Exact name of Registrant as specified in Charter)

                 Delaware                            72-1211572
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

        98 San Jacinto Blvd., Suite 220
               Austin, Texas                                 78701
    (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: (512) 478- 5788

            Securities registered pursuant to Section 12(b) of the Act:

                                         None

            Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock Par Value $0.01 per Share
                           Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $92,880,000 on March 18, 1998.

On March 18, 1998, 14,288,270 shares of Common Stock, par value
$0.01 per share, of the registrant were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be submitted to the registrant's stockholders in connection with its 1998 Annual Meeting to be held on May 14, 1998, are incorporated by reference into Part III of this Report.


                             TABLE OF CONTENTS

                                                                Page

Part I............................................................. 1

  Items 1.  Business............................................... 1
               Overview............................................ 1
               Company Strategies.................................. 1
               Recent Developments................................. 2
               Regulation and Environmental Matters................ 3
               Employees........................................... 3
               IGL Debt Guarantee.................................. 4
               Proposed Transaction with Olympus................... 4
               Cautionary Statements............................... 5

  Item 2.      Properties.......................................... 7

  Item 3.      Legal Proceedings................................... 7

  Item 4.      Submission of Matters to a Vote of Security
               Holders Executive Officers of the Registrant........10

Part II............................................................11

  Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.................................11

  Item 6.      Selected Financial Data.............................12

  Items 7. and 7A. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                   and Disclosures about Market Risks..............12

  Item 8.       Financial Statements and Supplementary Data........16

  Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................30

Part III...........................................................31

  Item 10.      Directors and Executive Officers of the Registrant.31

  Item 11.      Executive Compensation.............................31

  Item 12.      Security Ownership of Certain Beneficial Owners and
                Management.........................................31

  Item 13.      Certain Relationships and Related Transactions.....31

Part IV............................................................31

  Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K................................31

Signatures........................................................S-1

Financial Statement Schedules.................................... F-1

Exhibits........................................................  E-1



                               PART I

Item 1.  Business

                              OVERVIEW

     FM Properties Inc., a Delaware corporation ("FMPO" or the "Company"), was organized in March 1992 and operates through FM Properties Operating Co., a Delaware general partnership (the "Partnership"). Until December 1997 FMPO owned a 99.8 percent general partnership interest and Freeport-McMoRan Inc., which also served as the Partnership's Managing General Partner ("FTX"), owned a 0.2 percent general partnership. In December 1997 the Company acquired all of FTX's interest in the Partnership (see "Recent Developments" below). The Partnership was formed to hold, operate and develop substantially all domestic oil and gas properties of, and substantially all domestic real estate then held for development by, FTX and certain of its subsidiaries. The Partnership also assumed substantially all of the liabilities related to such assets, including approximately $500 million of indebtedness, substantially all of which was guaranteed by FTX. The Partnership subsequently has sold all of its oil and gas properties and currently is engaged in the development and marketing of real estate in the Austin, Dallas, Houston and San Antonio, Texas areas.

     FMPO is engaged in the acquisition, development and sale of commercial and residential real estate properties, all of which are located in the state of Texas. FMPO's principal real estate holdings in the Austin, Texas area currently consist of approximately 3,000 acres of undeveloped residential, multi-family and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development in Austin, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development in Austin.

     FMPO also owns or has interests in approximately 300 developed lots, 200 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas that are being actively marketed.
See Item 2. "Properties." These real estate interests are managed by professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, operating expenses and development costs, net of revenues, are funded by the Partnership, and the developers are entitled to a management fee and a 25% interest in the net profits, after recovery by the Partnership of its investments and a stated return, resulting from the sale of properties under their management.

     Pursuant to a joint venture agreement between FMPO and IMC-Agrico Company ("IMC-Agrico"), a joint venture between Phosphate Resource Partners Limited Partnership, an affiliate of IMC Global Inc.
("IGL"), and IGL, the Company may also participate in the potential future development of up to approximately 171,000 acres of land in Florida owned by IMC-Agrico that has been or will be reclaimed following completion of IMC-Agrico's mining activities on the properties. No significant development activity is expected in Florida in the near future.

                         COMPANY STRATEGIES

     Since the formation of the Company, the primary objective of managing, developing and operating the Partnership's assets has been the reduction of its indebtedness and the elimination the FTX debt guarantee in order to establish the Company as an independent, stand-alone entity. During 1996 and 1997, the Partnership was able to sell a substantial number of properties in the Austin area because of several positive legislative and judicial developments. As a result, the Partnership generated significantly higher operating cash flows, which enabled it to reduce its debt by $63 million during 1996 and $21 million during 1997. Outstanding debt was $37.1 million at December 31, 1997.

     In December 1997, the Company restructured its credit agreement and purchased that portion of the Company's operating partnership which it did not previously own. These events enabled FMPO to become an autonomous company, reduced restrictions on the Company's business activities and allowed it to pursue its long standing objective of establishing a long-term, self-supporting capital structure for the Company. In addition, in March 1998, FMPO signed a letter of intent with Olympus Real Estate Corporation to form a strategic alliance to develop certain of the Company's existing properties and to jointly pursue new acquisition and development activities throughout the United States. These

[Page]  1

transactions are discussed in more detail below under the headings, "Recent Developments" and "Proposed Transaction with Olympus".

     FMPO is continuing to focus its efforts on reducing the Company's debt and increasing its return on stockholder equity. Key factors in accomplishing these goals include:

* FMPO intends to maintain its current sales momentum at Barton Creek, and enhance the value of its Austin properties by developing and building its own products for sale or investment. These future developments may be through joint ventures or wholly owned by the Company. To that end, it has set in motion a 1998 capital program of over $25 million, which includes the first phase of an office project at its Lantana Corporate Center, and several new subdivisions surrounding a new Tom Fazio designed golf course being constructed on its Barton Creek project. The new capital provided by the proposed Olympus transaction is intended to enable the Company to concentrate on the development of its core assets in Austin, limiting the need for future tract sales to subdevelopers and thereby increasing the Company's potential returns from these core assets.

* The Company believes that it has the right to receive in the future up to $40 million in reimbursement of certain of its prior utility development costs. Substantial additional costs eligible for reimbursement will be incurred in the future as development continues. During the past twelve months the initial bond issues from two of the seven Barton Creek Municipal Utility Districts ("MUDs") have been issued, resulting in approximately $4 million being received by the Company. In addition, the Company is in litigation to collect almost $25 million in Circle C MUD reimbursements. See Item 3, "Legal Proceedings," for more details on that matter.

* The Company is again facing significant challenges to the development entitlements of its core properties in Austin, which are more fully discussed under Item 3, "Legal Proceedings." FMPO will continue to vigorously defend its rights to the development entitlements of all its properties, but it is anticipated that the City of Austin's continuing aggressive attempts to restrict growth in the area of FMPO's holdings may have a negative effect on the level of the Company's near term development and sales activity.

* FMPO will continue to evaluate new opportunities in its existing markets, including Dallas, Houston and San Antonio, as well as elsewhere, in an effort to diversify its holdings both geographically and by type of product.

     The transactions described under the heading "Recent Developments" below have increased FMPO's autonomy over its operations and short-term financial flexibility. However, significant cash inflows are required to fund FMPO's necessary development capital expenditures and debt reduction requirements under its new credit agreement. In addition, FMPO anticipates continued challenges to its development entitlements from the City of Austin (the "City") and special interest groups which may result in delays and higher development costs requiring additional capital. See Item 3, "Legal Proceedings." FMPO is pursuing various means of raising capital, including equity and subordinated debt investments and through joint ventures and recently entered into a letter of intent for such purposes. See "Recent Developments" and "Proposed Transaction with Olympus" below. The future performance of FMPO continues to be dependent on its cash flows from real estate sales, which will be significantly affected by future real estate values, development costs, future interest rate levels and the ability of the Company to continue to protect its land use and development entitlements. FMPO will be required to actively pursue all of its alternatives in order to generate sufficient cash flow or obtain sufficient funds to carry out its development programs and make required interest and principal payments under the new credit agreement.

                          RECENT DEVELOPMENTS

     On December 22, 1997, FTX merged into IGL (the "Merger"). In connection with the Merger, FTX sold its 0.2 percent interest as Managing General Partner of the Partnership to FMPO and a wholly-owned subsidiary of FMPO for $100,000. In addition, FMPO restructured its bank credit agreement to extend its term to January 1, 2001, with staged reductions of credit available under the bank credit agreement through the term, beginning with available credit of $50 million through December 31, 1998, $35 million through December 31, 1999, and $15 million through December 31, 2000. On January 1,

[Page]  2

2001, availability under this credit agreement will be eliminated. The new credit agreement is guaranteed by IGL, which became guarantor in place of FTX as a result of the Merger. As a result, while FMPO will continue to be required to comply with the terms of the guarantee of its debt by IGL, it is no longer restricted by FTX's rights as Managing General Partner of the Partnership. In recognition of the Company's increased autonomy and its independence from FTX, FMPO has proposed to change the Company's name to Stratus Properties Inc. which is subject to shareholder approval.

     Significant development capital expenditures remain for FMPO's
Austin-area properties prior to their eventual sale.   While bank
financing for further development of existing properties currently is available, bank financing for undeveloped land purchases generally is expensive and difficult to obtain. These factors, combined with the debt reduction requirements under the new credit agreement, could impede FMPO's ability to develop its existing properties and expand its business. As a result, FMPO has pursued a number of capital raising alternatives, including equity sales, formation of joint ventures with third parties, various forms of debt financing and other means. In March, 1998 FMPO announced the signing of a letter of intent to form a strategic alliance with Olympus Real Estate Corporation, an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Olympus"), for the development of certain of FMPO's existing properties as well as new acquisition opportunities throughout the United States. Under this alliance Olympus would provide up to $70 million in financing to FMPO. See "Proposed Transaction with Olympus" below. This transaction is subject to completion of due diligence, negotiation of definitive agreements and approval by FMPO's Board of Directors. While FMPO believes these efforts will successfully address the capital resource needs discussed above, there can be no assurance that FMPO will generate sufficient cash flow or obtain sufficient funds to make required interest and principal payments under the new credit agreement.

                 REGULATION AND ENVIRONMENTAL MATTERS

     FMPO's real estate investments are subject to applicable local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and will likely continue to delay development of the Company's properties and result in higher developmental and administrative costs. See Item 3, "Legal Proceedings."

     The Company is making, and will continue to make, expenditures with respect to its real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. Upon analysis of its operations in relation to current and presently anticipated environmental requirements, the Company does not anticipate that these costs will have a significant adverse impact on its future operations or financial condition.

                                 EMPLOYEES

     Since January 1, 1996, a Delaware corporation currently owned 10 percent by FMPO (the "Services Company"), has provided executive, accounting, legal, financial, tax, insurance, personnel and management information and similar services pursuant to a services agreement between the Company and the Services Company (the
"Services Agreement"). The Services Agreement is terminable by FMPO at any time upon 90 days' notice. Since July 1995, these services have been provided for an annual fee of $500,000, subject to annual cost of living increases beginning in the first quarter of 1997. Effective January 1, 1998, the Services Agreement was modified to provide that such services would be provided prospectively on a cost reimbursement basis.

     At December 31, 1997, the Company had a total of 8 employees, who manage the Company's operations and supervise the functions of Services Company personnel under the Services Agreement.

[Page]  3

                           IGL DEBT GUARANTEE

     FMPO's acquisition of FTX's 0.2 percent general partner interest in the Partnership and replacement of the FTX debt guarantee has eliminated the rights previously held by FTX as Managing General Partner. As financial guarantor of FMPO's new credit agreement, IGL receives an annual fee equal to the difference between FMPO's cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the rate on LIBOR-funded loans under the new agreement. This fee was 60 basis points (0.6%) as of December 31, 1997. FMPO has granted liens in favor of IGL on certain of its properties as security for the guarantee. These liens would be released for property sales, subject to certain restrictions. Additionally, under the guarantee terms FMPO cannot amend or refinance the credit facility without IGL's consent.

                 PROPOSED TRANSACTION WITH OLYMPUS

     On March 2, 1998 FMPO and Olympus entered into a letter of intent to form a strategic alliance to develop certain of FMPO's properties and to pursue new real estate acquisition and development opportunities. Under the terms of the letter of intent, Olympus would make a $10 million investment in an FMPO mandatorily redeemable equity security, provide a $10 million convertible debt financing facility to FMPO and make available up to $50 million of capital for its share of direct investments in joint FMPO/Olympus projects. Olympus would also have the right to designate for nomination 20 percent of FMPO's Board of Directors.

     The $10 million mandatorily redeemable equity security would have a par value of $5.84 per share, the average closing price of FMPO common stock during the 30 trading days ending March 2, 1998. FMPO would use the proceeds from the sale of these securities to repay debt. These securities would share any dividends or distributions ratably with the FMPO common stock, which currently pays no dividend, and would be redeemable (i) at the option of the holder at any time after the third anniversary of the closing for an amount per share approximating the economic benefit that would have accrued had the shares been converted into common stock on a one-to-one basis and sold (the "common stock equivalent value") or (ii) at the option of FMPO after the fifth anniversary (but in no event later than the sixth anniversary) for the greater of their common stock equivalent value or their par value per share, plus accrued and unpaid dividends, if any. FMPO would have the option to satisfy the redemption with shares of its common stock, subject to certain limitations.

     The $10 million convertible debt facility would be available to FMPO in whole or in part for a period of six years after closing to finance FMPO's equity investment in new FMPO/Olympus joint venture opportunities in properties not currently owned by FMPO. The interest rate on this facility would be 12 percent per year, and at Olympus's option, interest would be payable quarterly, or accrued and added to principal. Outstanding principal under the facility would be convertible at any time into FMPO common stock at a conversion price of $7.31, which is 125 percent of the average closing price of FMPO common stock during the 30 trading days ending March 2, 1998. If not converted into common stock, the convertible debt would be repaid on the sixth anniversary of the closing. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, FMPO would pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt would be non-recourse to FMPO and would be secured solely by FMPO's interest in FMPO/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

     For a three-year period after the closing, Olympus would make available up to $50 million for its share of capital for direct investments in FMPO/Olympus joint acquisition and development activities. For the three-year period, FMPO would provide Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by FMPO, as well as development opportunities on existing properties in which FMPO seeks third-party equity participation.

     The transaction is expected to close in the second quarter of 1998 and is subject to the completion of due diligence, negotiation of definitive agreements and approval of FMPO's Board of Directors.

[Page]  4

                       CAUTIONARY STATEMENTS

     This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business," "Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" regarding FMPO's financial position and liquidity, payment of dividends, strategic plans, future financing plans, development and capital expenditures, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements.

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

Financing

     Substantial reductions in the Company's debt have been made since its formation in 1992 and the Company's debt recently has been restructured. However, significant cash inflows are required in order to fund FMPO's necessary development capital expenditures and debt reduction requirements under the new credit agreement. FMPO has pursued a number of capital raising alternatives, including equity sales, formation of joint ventures with third parties, various forms of debt financing and other means. The Company's future performance continues to be dependent on future cash flows from real estate sales, and there can be no assurance that FMPO will generate sufficient cash flow or otherwise obtain sufficient funds to make required interest and principal payments under the new credit agreement.

     Although all of the Company's outstanding bank debt subject to the terms of the bank credit facility is currently guaranteed by IGL, there is no commitment by IGL to guarantee any such debt after December 2000, and there is no expectation that any such further guarantee will be provided.

     The Company's real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of

[Page]  5

the potential customers' existing residences.

Regulatory Approval

     Before the Company can develop a property, it must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, architectural design and environmental issues. Because of the discretionary nature of these approvals and the concerns about development in the areas where FMPO's properties are located often raised by various government agencies and special interest groups during the approval and development processes, the Company's ability to develop properties and realize future income from its projects could be delayed, reduced or prevented.

     The City of Austin and certain special interest groups have long opposed certain of the Company's plans in the Austin area and have also taken various other actions to partially or completely restrict development in certain areas, including the Company's properties.
See Item 3, "Legal Proceedings." These actions are being actively opposed by FMPO and other interested parties, and management does not believe unfavorable rulings will have an adverse effect on the overall value of the Company's property holdings. However, because of the regulatory environment that continues to exist in the Austin area, there can be no assurance that such expectations will prove to have been correct. A more complete discussion of these matters is set forth under Item 3, "Legal Proceedings."

Environmental Regulation

     Real estate development is subject to state and federal regulations and to possible interruption or termination on account of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Certain of the Barton Creek properties includes nesting territories for the Golden Cheek Warbler, a federally listed endangered species. In February 1995 the Company received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act (the "ESA"), which to date has allowed the development of the Barton Creek properties, free of restrictions under the ESA related to the maintenance of habitat for the Golden Cheek Warbler. Additionally, in April 1997, the U.S. Department of Interior ("DOI") listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the DOI not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander is not anticipated to affect the Company's Barton Creek and Lantana properties for several reasons, including the results of recent technical studies and the Company's U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. The Company's Circle C properties could, however, be affected, although the extent of any impact cannot be determined at this time. Special interest groups have provided written notice of their intention to challenge the Company's 10(a) permit and compliance with water quality regulations.

     The Company is making, and will continue to make, expenditures with respect to its real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future.

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

[Page]  6

     The performance of the Texas economy affects sales of FMPO's properties and consequently has an impact on the income derived from the Company's real estate activities and the underlying values of property owned by FMPO. While the Texas economy has remained healthy in recent years, there can be no assurance that this trend will continue.

Natural Risks

     The Company's performance may be adversely affected by weather conditions that delay development or damage property.

Item 2. Properties

     The following table provides information on the Company's holdings, including its existing inventory of finished lots and acreage to be developed. The acreage to be developed in the future is broken down into anticipated uses for single family lots, multifamily units and commercial development based upon the Company's understanding of the properties' existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed due to the nature of the approval and development process and market demand for a particular use. See Item 3, "Legal Proceedings," for more details.

                                     Potential Development Acreage
                             -----------------------------------------------
                  Developed   Single
                    Lots      Family    Multifamily    Commercial   Total
                 ----------  --------   -----------    ----------  ---------
Location
 Austin
  Barton Creek            5     1,549           249          673       2,471
  Lantana                 -       154            36          323         513
  Circle C                -         -           212        1,062       1,274

 Dallas
  Bent Tree              54         -            18            2          20
  Willow Bend            79         -             -            -           -

 Houston
  Copper Lakes          142       169             -            -         169

 San Antonio
  Camino Real            21        30            54            -          84
                        ---     -----           ---        -----       -----
Total                   301     1,902           569        2,060       4,531
                        ===     =====           ===        =====       =====

Item 3. Legal Proceedings

SOS Ordinance Litigation

     Prior to 1995, development of the Company's Austin area properties had been delayed because of disagreements with the City of Austin (the "City") over various ordinances. In 1995, a Texas district court ruled in favor of FMPO, declaring that a restrictive 1992 water quality ordinance enacted by public initiative (the "SOS Ordinance") was void and that the Company was entitled to develop its Barton Creek and Circle C properties based on ordinances that were in effect at the time of its initial development permit applications. The City appealed this decision, and in 1996 the Texas Court of Appeals overturned the favorable district court ruling that invalidated the SOS Ordinance, but upheld the district court's favorable ruling regarding certain grandfathered rights for previously platted land. A significant portion of the Barton Creek and Circle C properties was previously platted and met the requirements to benefit from these grandfathered rights. An application for Writ of Error was filed with the Texas Supreme Court in January, 1997. The Writ of Error was accepted by the Texas Supreme Court and oral argument was heard on November 3, 1997. The Texas Supreme Court has not yet issued its decision. An unfavorable final judgment could have an adverse effect on any portion of the Company's property which cannot be

[Page]  7

developed under grandfathered
entitlements (see "Legislative Developments," below) or which has not been removed from the jurisdiction of the City pursuant to the water quality protection zones at Barton Creek (the "Barton Creek
WQPZ") and at Circle C (the "Circle C WQPZ," see below).

Southwest Travis County Water District Litigation

     The Company's property in the Circle C development, comprising approximately 1,300 acres of undeveloped commercial and multi-family property, is located in the Southwest Travis County Water District (the "STCWD"). The STCWD is a conservation and reclamation district created by the Texas Legislature in 1995 for the purpose of conserving water resources and with authority to establish a water pollution control and abatement program meeting state criteria. Development within the STCWD is required to meet the STCWD's criteria and is exempt from municipal regulation. In October 1997, a Texas district court rendered final judgment that the legislation creating the STCWD was unconstitutional. The STCWD has filed an appeal, but no decision has yet been issued. The Company does not expect the validity of the STCWD will be upheld on appeal and has implemented an alternative strategy of creating the Circle C WQPZ to maximize development potential of 553 acres of its Circle C property (see "Circle C WQPZ Litigation," below). The Company's strategy with respect to the balance of its Circle C property holdings (outside the Circle C WQPZ), approximately 700 acres, is to expedite reimbursement of $25 million in previously incurred reimbursement infrastructure costs from the City by not opposing the City's annexation of the 700 acres (see "Annexation Litigation," below).

Annexation Litigation

     On December 19, 1997, the City enacted an ordinance purporting to annex all land lying within the STCWD. Prior to the City's enactment of its annexation ordinance, the Company created the Circle C WQPZ (see below). As a result, the Company's 553 acres located within the Circle C WQPZ, which comprises all of the Company's land in the Circle C project other than the land within the Circle C municipal utility districts (the "MUDs"), was not eligible for annexation. Annexation subjects that portion of the Company's property located within the MUDs (approximately 700 acres), which has been annexed by the City, to the City's zoning and development regulations. In connection with annexation, the City has imposed an interim zoning classification on the approximately 700 acres permitting only one residential unit per acre, which results in significantly less development yield than the Company previously anticipated. However, consistent with the Company's strategy, annexation of the Company's property located within the MUDs requires the City to assume all MUD debt and reimburse the Company, simultaneously with the annexation, for a significant portion of previously incurred costs of water, wastewater and drainage infrastructure which could result in reimbursement of these costs much earlier than the Company initially anticipated. These reimbursable costs are estimated to be approximately $25 million. Because the City failed to pay these costs on December 19, 1997, the Company filed suit against the City to compel reimbursement of these amounts. The suit was promptly set for trial but subsequently stayed pending resolution of suits brought by the MUDs and other third parties challenging the validity of the City's purported annexation. Certain of those underlying third-party challenges have now been resolved and the Company has filed a motion to lift the stay to permit trial to proceed. The motion is scheduled for hearing on April 16. Although the Company expects to ultimately receive payment from the City, the City may continue to resist payment.

Circle C WQPZ Litigation

     The Company owns approximately 553 acres in the Circle C development outside the boundaries of any MUD. In order to permit development of this property, the Company filed a water quality protection zone covering its 553 acres (the "Circle C WQPZ"). Such water quality protection zones ("WQPZ") permit development of defined areas outside of municipalities if such development conforms to state-approved water quality standards under plans approved by the Texas Natural Resource Conservation Commission ("TNRCC"). The law also restricts adjoining municipalities from attempting to enforce land use or development ordinances inconsistent with the requirements of the WQPZ or annexing any portion of the WQPZ prior to the earlier of completion of 90 percent of infrastructure construction or 20 years after creation of the WQPZ. The creation of the Circle C WQPZ was intended to permit the Company to develop its 553 acres in accordance with the water quality standards required by the Circle C WQPZ rather than the requirements of the City, and to confirm that effect the Company initiated a lawsuit in Hays County in November 1997 seeking a declaratory judgment confirming the validity of the Circle C WQPZ and the invalidity of the City's attempt to annex land within the Circle C WQPZ. The City filed a motion to transfer venue from Hays County to Travis County and, in addition, argued that the Hays County District Court had no jurisdiction pending consideration of the Circle C WQPZ's water quality plan by the TNRCC.

[Page]  8

On December 18, 1997, the TNRCC approved
the Circle C WQPZ's water quality plan. On January 12, 1998, the Hays County District Court denied the City's motion to transfer venue and all other requested relief. The Company has filed a motion for summary judgement in the Hays County litigation, which is scheduled to be heard on March 30, subject to the Texas Supreme Court's decision as to whether the City's interlocutory appeal of the District Court's denial of the City's plea to the jurisdiction
abates the summary judgment hearing.   A favorable result in this
litigation, which the Company expects, would confirm that the City's attempt to annex the Company's 553 acres in the Circle C WQPZ was invalid and that development of the 553 acres is not subject to City development regulations. An unfavorable ruling, which is not expected, would mean that the Circle C WQPZ was invalid and that the 553 acres is annexed, and subject to the City zoning and other regulatory authority, which could diminish the development potential of this property in the same manner as the approximately 700 acres discussed above (see "Annexation Litigation").

Legislative Developments

     In the most recent legislative session of the Texas State legislature, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law that established grandfathered rights for land which was platted or in the permitting process. The Company, based on an opinion from counsel, has taken the position that under Texas law, previously vested rights for the Company's property holdings are not affected by the repeal of this statute. The City, however, does not recognize any grandfathered entitlements arising under the repealed law and, in response to the repeal, enacted an ordinance effective September 5, 1997, establishing interim regulations on land development. It is anticipated that the City will enact a final ordinance and may attempt to apply it to portions of the Company's Circle C and Lantana properties. Should the City take this position, the Company anticipates asserting and defending its grandfathered entitlements. In the event the City were to prevail, portions of the Company's property would be subject to the City's current restrictive ordinances and development potential would be significantly reduced. During the last three sessions of the Texas legislature, legislation has been enacted to provide landowners relief from overly-aggressive attempts by municipalities to regulate land development in an effort to prevent growth. Much of that past legislation has been enacted to address abusive or unauthorized municipal land use regulations of the type adopted by the City. The Company anticipates that during the next session of the Texas legislature, beginning in January 1999, the Texas legislature will once again review and address inappropriate municipal land use regulation designed to prevent growth and development.

Other Matters

     During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. in order to secure its ownership of approximately $25 million of MUD reimbursements that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counter claim against Circle C in June 1997. On
February 20, 1998, the District Court granted the Company's motion for summary judgment on the primary case and subsequently, Phoenix Holdings, Ltd. dismissed its counterclaims with prejudice, but reserved the right to appeal the summary judgment of the primary case.

     On January 9, 1998, the City filed a lawsuit (the "Travis County Suit") in Travis County District Court against 14 water quality zones and their owners, including the Barton Creek WQPZ. The City challenges the constitutionality of the legislation authorizing the creation of water quality zones. This same issue is being litigated in the lawsuit initiated by the Company discussed under Circle C
WQPZ Litigation, above. The Attorney General of Texas has agreed to intervene in both the Travis County Suit and the suit in the Circle
C WQPZ Litigation above, to defend the legislation. Although not expected, a court decision that the legislation authorizing WQPZs is invalid would diminish and delay development of portions of the Barton Creek project and the Company's land located in the Circle C WQPZ.

     In April 1997, the U.S. Department of Interior ("DOI") listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the DOI not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander is not anticipated to affect the Company's Barton Creek and Lantana properties for several reasons, including the results of recent technical studies and the Company's U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. The Company's Circle C properties could, however, be affected, although the extent of any impact cannot be determined at this time. Special interest groups have provided written notice of their intention to challenge the Company's

[Page]  9

10(a) permit and compliance with water quality regulations. The Company believes these challenges are meritless and will continue to protect its entitlements.

Austin's Continuing Efforts to Restrict and Redirect Growth

     Although the Company expects a favorable result in the Circle C litigation confirming the validity of the Circle C WQPZ (see above), the Company expects the City may continue to assert claims that it has regulatory jurisdiction over development within the Circle C WQPZ and that additional litigation may be necessary to preserve development entitlements. Recently, one of Austin's largest employers, Motorola Inc., contracted to purchase approximately 167 acres of the Company's commercial land located in the Circle C WQPZ for development of a campus facility bringing thousands of jobs to the Circle C community. Even though not required, Motorola agreed to develop its campus facility in strict accordance with the City's regulations, including the SOS Ordinance. Certain City representatives publically asserted zoning and development authority over Motorola's selected site and indicated that Motorola would not receive the City development and zoning approvals that the City asserts are needed to develop the campus project even if all ordinance requirements would be fully satisfied. After meetings with City representatives and members of the SOS Alliance (a special interest group), Motorola elected to terminate its contract with the Company. As a consequence, the Company lost a significant sale. Austin recently elected a council strongly opposed to development in the southwest sector of Austin and the Company anticipates that in the future, the City will use similar tactics to those is used in the Motorola incident to restrict growth in the southwest corridor. For example, the City recently announced its "Smart Growth" program designed to direct growth away from the southwest sector of the City towards the "Desired Development Zone," an area located generally in the northern and eastern sections of Austin. Consistent with its Smart Growth program, in March 1998, the City announced a proposed bond sale to raise funds to acquire land in the southwest corridor, which it refers to as the "Barton Creek Zone," for the purported purpose of protecting the Edwards Aquifer. The Circle C project is within the Barton Creek Zone. The Company anticipates that the City will continue its efforts to impose development regulations limiting development in an effort to reduce the value of land it has targeted to acquire for the Barton Creek Zone. As it has been compelled to do during the last several years, the Company anticipates having to continue to be involved in litigation to protect its entitlements and maximize the developability and value of its properties. The Company anticipates that it will continue to successfully develop and market its properties during the pendency of its disputes with the City of Austin.

     The Company maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverage customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     Certain information, as of March 2, 1998, regarding the executive officers of the Company is set forth in the following table and accompanying text.

           Name            Age     Position or Office
           ----            ---     ------------------
    Richard C. Adkerson     51     Chairman of the Board and Chief Executive
                                   Officer

    W. H. Armstrong, III    33     President, Chief Operating Officer and
                                   Chief Financial Officer

    John G. Amato           54     General Counsel

     Mr. Adkerson has served as Chairman of the Board of the Company since March 1992 and Chief Executive Officer of the Company since May 1996. He also serves as President, Chief Operating Officer and Chief Financial Officer of Freeport-McMoRan Copper & Gold Inc. ("FCX"), Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. ("FSC") and Co-Chairman of the Board and Chief Executive of McMoRan Oil & Gas Co. ("MOXY"). He was Chairman of the Board, President and Chief Executive

[Page]  10

Officer of the Company from March 1992 to May 1993 and from August 1995 to May 1996, and Chairman of the Board from May 1993 to August 1995. Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997 and as Senior Vice President of FCX from February 1994 to July 1995. He served as Vice Chairman of the Board of FTX from August 1995 until December 1997 and as Senior Vice President of FTX from May 1992 to August 1995.

     Mr. Armstrong has been employed by FMPO since its inception in 1992. He has served as the Company's President and Chief Operating Officer since August 1996 and a Chief Financial Officer since May 1996. He served as Executive Vice President from August 1995 to August 1996. Previously, Mr. Armstrong was a member of the Finance and Business Development Group of FTX with responsibility for real estate activities.

     Mr. Amato has served as General Counsel of FMPO since August 1995. He is also General Counsel of MOXY and FSC. Prior to August 1995, Mr. Amato served as General Counsel of FTX and FCX. Mr. Amato currently provides legal and business advisory services to FCX under a consulting arrangement.



                                PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's common stock trades on the Nasdaq National Market under the symbol FMPO. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq.

                                1997                    1996
                         ---------------------   ------------------
                           High         Low       High       Low
                         --------     --------   -------    -------
First Quarter            $3 15/16     $2 1/16    $2 7/8     $1 1/2
Second Quarter            3 15/16      2 5/16     2 5/8      2 1/16
Third Quarter             5 7/16       2 13/16    3 1/16     2 1/8
Fourth Quarter            5 3/4        3 1/32     3 1/16     2 3/4

     The Company has not in the past and does not anticipate in the foreseeable future paying cash dividends on its common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of the Company's board of directors. The Company's ability to pay dividends is restricted by the terms of its credit agreement.

As of March 23, 1998 there were 10,112 record holders of the Company common stock.

[Page]  11

Item 6.  Selected Financial Data

     The following table sets forth selected historical financial data for the Company for each of the five years in the period ended December 31, 1997. The historical financial information is derived from the audited financial statements of the Company and is not necessarily indicative of future results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" and the Company's historical financial statements and notes thereto contained elsewhere in this Form 10-K.

                          1997(a)    1996     1995      1994(b)      1993
                         --------   ------- --------   ---------   --------
                             (In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues                 $ 30,953   $   -   $     -    $   -       $   -
Loss from
Partnership                  -         (346)    (571)   (118,741)   (24,057)
Operating
income (loss)               3,907      (566)  (2,367)   (122,869)   (27,526)
Net income (loss)           7,006        76      153     (86,290)   (18,814)
Net income (loss)
per share                     .49       .01      .01       (6.04)     (1.32)
Average shares
outstanding                14,288    14,286   14,286      14,286     14,286

At December 31:
Real estate and
facilities, net           105,274       -       -           -          -
Investment in
the Partnership              -       56,055   56,401      56,972    193,415
Total assets              112,754    60,985   60,897      60,903    193,637
Stockholders'
equity                     66,607    59,599   59,523      59,370    145,660

___________

a. Prior to 1997, reflects the Company's investment in the Partnership under the equity basis of accounting. See discussion under "Overview" in Items 7 and 7A below and Note 1 to the financial statements.

b. Includes $115.0 million charge for a write-down of real estate assets.

Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market
Risks

OVERVIEW

     FMPO's most significant assets include approximately 3,000 acres of primarily undeveloped land in and around the Barton Creek Community located near Austin, Texas (the "City"), and approximately 1,300 acres of undeveloped commercial and multi-family property in the Circle C development located in Austin, Texas. FMPO is also engaged in the development and marketing of real estate in the Dallas, Houston and San Antonio, Texas areas.

     On December 22, 1997 Freeport-McMoRan Inc. ("FTX") merged into IMC Global Inc. ("IGL") (the "Merger"). Prior to the Merger, FMPO operated through its 99.8 percent general partnership interest in FM Properties Operating Co., a Delaware general partnership (the "Partnership"). The remaining 0.2 percent general partnership interest was held by FTX, which also served as the Partnership's Managing General Partner. FMPO reflected its investment in the Partnership on the equity basis of accounting because of certain rights held by FTX as managing general partner regarding the Partnership's operations as long as it guaranteed any of the Partnership's debt. In connection with the Merger, FTX sold its 0.2 percent general partnership interest to FMPO and a subsidiary of FMPO for $100,000. FMPO also restructured and consolidated its existing debt in December 1997, extending its maturity until January 1, 2001 and providing for staged reductions in available credit.
IGL became guarantor of this restructured debt in place of FTX. See "Capital Resources and Liquidity." As a result of FTX's sale of its interest, elimination of its rights as a partner and replacement of the FTX guarantee with the IGL guarantee, FMPO's financial statements reflect the Partnership's assets, liabilities and operating results under consolidation accounting effective January 1, 1997.

[Page]  12

RESULTS OF OPERATIONS

     As noted above, FMPO operates through the Partnership and, prior to January 1, 1997, reflected the Partnership's results of operations using the equity method of accounting. Accordingly, the following discussion and analysis addresses the results of operations and the capital resources and liquidity of FMPO for 1997 and of the Partnership for prior years, collectively referred to as "the Company" hereafter.

     During 1997 and 1996 the Company was able to capitalize on enhanced sales opportunities at its properties in the Austin area brought about by several positive legislative and judicial developments that occurred during 1995. Prior to late 1995, development of the Company's Austin area properties had been delayed principally because of disagreements with the City over ordinances governing development activities in the Barton Creek and Circle C areas.
Summary operating results follow:

                           1997         1996       1995
                          -------      -------    -------
                                   (In Thousands)
Revenues
Developed properties      $17,723      $44,016    $35,024
Undeveloped properties
and other                  13,230       35,161     13,146
                          -------      -------    -------
Total revenues             30,953       79,177     48,170
                          -------      -------    -------

Operating income (loss)     3,907a       3,534     (2,308)

Net income (loss)           7,006a,b      (346)      (571)c

a. Includes a $3.1 million reimbursement of previously expensed infrastructure costs.
b. Includes a $4.5 million gain from sale of oil and gas property interests.
c. Includes a $2.6 million gain from a bankruptcy settlement with a customer.

     Revenues from developed properties for 1997 consisted of $5.4 million from the sale of 146 acres of residential properties and $12.3 million from the sale of 198 single-family homesites. Revenues from undeveloped properties for 1997 represented the sale of 72 acres of commercial and multi-family land. Revenues from developed properties during 1996 included the sale of the Barton Creek Country Club and Conference Resort for $25.0 million and the sale of 393 single-family homesites located in the Austin, Houston and
San Antonio areas for $19.0 million.   Revenues  from
undeveloped properties during 1996 included: two separate sales of undeveloped tracts within the Barton Creek development totaling 105 acres for $4.8 million, which were the first sales under the Water Quality Protection Zone legislation enacted in late 1995; the sale of several undeveloped, commercial and multi-family tracts in the Dallas area totaling 79 acres for $12.6 million; and the sale of 535 other undeveloped acres in the Austin, Dallas and San Antonio areas for $17.8 million.

     General and administrative expenses were $2.8 million in 1997, compared with $2.5 million in 1996 and $4.2 million in 1995. The reduction in 1996 reflects the benefit of steps taken in the third quarter of 1995 to reduce costs. These actions, which included reducing personnel, legal and consulting costs, and the costs of certain management services (see Note 46 to the financial statements), were taken, to a significant extent, in response to the reduced permitting, engineering and administrative burdens resulting from the favorable legislative and judicial developments during 1995.

     In September 1997, the Company sold several working interests and numerous overriding royalty interests in oil and gas properties which have been held since its formation to McMoRan Oil & Gas Co. ("MOXY") and Phosphate Resource Partners Limited Partnership ("PLP"), formerly Freeport-McMoRan Resource Partners, Limited Partnership, for $4.5 million cash, resulting in a gain of $4.5 million. MOXY is, and PLP was prior to the Merger, an affiliate of FMPO because of FTX's former role as administrative managing general partner of PLP and because of common management and a common director shared with MOXY. These interests, which had no cost basis and included all of the Company's remaining oil and gas interests, remained with the Company after the sale of substantially all of its oil and gas properties in 1993. The gain is reflected in Other Income, and proceeds were used to reduce debt. Other Income also includes royalty income generated by these properties totaling $0.8 million, $1.4 million and $0.6 million for 1997 (prior to the sale), 1996 and 1995, respectively.

[Page]  13

     Interest expense incurred during 1997 was lower than in 1996 as a result of reduced debt levels. Interest expense in 1996 increased from 1995 because of reduced capitalized interest, partially offset by lower average debt levels and interest rates.

     During 1996, FMPO agreed to sell the remaining assets of Circle C for $34.0 million. The Company received a $1.0 million non-refundable cash deposit, with the balance of the purchase price due in January 1997. However, the investor group was unable to complete the sale and the agreement expired. The cash deposit was recorded as a reduction in the related carrying value of these properties.
The Company has no further obligation to the investor group and is proceeding with developing and marketing the Circle C commercial and multi-family properties.

     The Company is evaluating the development of income producing properties on certain of its tracts and continues to consider opportunities to enter into significant transactions involving its properties. As a result, and because of numerous other factors inherent in the Company's business activities as described herein, past operating results are not necessarily indicative of future trends in profitability.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's increased sales activity and limited development during 1997 and 1996 generated significantly higher operating cash flows which enabled it to reduce its debt by a total of $21.2 million during 1997, to $37.1 million at December 31, 1997. Additionally, in connection with the Merger, FMPO amended it's existing credit agreements to consolidate these facilities, extend the maturity to January 1, 2001 and allow for the sale of FTX's ownership interest. IGL agreed to guarantee the restructured credit agreements in place of FTX for a fee (see Note 4 to the financial statements). The new credit agreement provides for a revolving credit facility and a term loan with initial maximum available balances of $35 million and $15 million, respectively. The aggregate available credit of $50 million is available through December 31, 1998 and is reduced to $35 million thereafter through December 31, 1999 and $15 million through December 31, 2000. This facility bears interest at rates tied to the lending bank's prime rate or LIBOR at FMPO's option. As a result of these events, FMPO's autonomy over its operations and short-term financial flexibility have substantially increased, a definitive timetable for the complete elimination of the debt guarantee has been established, restrictions on the Company's business activities have been reduced, and FMPO is better able to pursue its objective of establishing a long-term, self-supporting capital structure.

     The future performance of FMPO continues to be dependent on future cash flows from real estate sales, which will be significantly affected by future real estate values, regulatory issues, development costs, the ability of the Company to continue to protect its land use and development entitlements, and interest rate levels. Significant development capital expenditures remain to be incurred for FMPO's Austin-area properties prior to their eventual sale.
While bank financing for further development of existing properties currently is available, bank financing for undeveloped land purchases generally is expensive and difficult to obtain. These factors, combined with the debt reduction requirements under the new credit agreement, could impede FMPO's ability to develop its existing properties and expand its business. As a result, FMPO has pursued a number of capital raising alternatives, including equity sales, formation of joint ventures with third parties, various forms of debt financing and other means and recently entered into a letter of intent with Olympus for such purposes. See "Proposed Transaction with Olympus", above. The proposed transaction with Olympus is subject to due diligence, negotiation of definitive agreements and approval by FMPO's Board of Directors. While FMPO believes these efforts will successfully address the capital resource needs discussed above, there can be no assurance that FMPO will generate sufficient cash flow or obtain sufficient funds to make required interest and principal payments under the new credit agreement.

     Net cash provided by operating activities totaled $29.5 million in 1997, $68.7 million in 1996 and $47.5 million in 1995. The 1997 period included the $4.5 million gain on the sale of oil and gas properties to MOXY and PLP and $3.1 million for the reimbursement of previously expensed infrastructure costs, while the 1996 period included $25.0 million from the sale of the Barton Creek County Club and Conference Resort and 1995 benefited from the sale of Circle C's single-family residential real estate properties and
related amenities for  $15.8  million.   Net cash used in
investing activities totaled $9.5 million in 1997, $5.9 million in 1996 and $35.2 million in 1995, all of which represent real estate capital

[Page]  14

expenditures except for a $9.7
million final payment in 1995 to working and royalty interest owners out of proceeds from a natural gas contract settlement related to oil and gas properties previously sold. Increased 1997 expenditures resulted from increased development requirements for the properties currently being marketed and a $1.5 million acquisition of Austin-area land, while the decrease in 1996 expenditures from 1995 resulted from reduced development requirements brought about by the positive legislative and judicial events that occurred during 1995 and the Company's success in securing land use and development entitlements, marketing and selling undeveloped tracts to sub-developers. Financing activities consisted of a net reduction in borrowings totaling $21.2 million in 1997, $63.0 million in 1996 and $11.2 million in 1995. As of December 31, 1997, $10.9 million of additional borrowings were available under the restructured credit facility. Capital expenditures for 1998 are expected to be approximately $28 million, subject to resolution of regulatory issues impacting the Company's Austin-area properties. Such expenditures will be funded by working capital and borrowings under the new credit agreement.

     Refer to Item 3., "Legal Proceedings," for a discussion of various litigation and regulatory matters affecting FMPO.

     FMPO has assessed its year 2000 information systems cost issues and believes its current plans for system upgrades will adequately address these issues at no material cost.

DISCLOSURES ABOUT MARKET RISKS

     FMPO's revenues are derived from the management, development and sale of its real estate holdings. FMPO's net income can vary significantly with fluctuations in the market prices of real estate in these areas, which are influenced by numerous factors, including interest rate levels. Changes in interest rates affect FMPO's interest expense on its debt. At the present time FMPO does not hedge its exposure to changes in interest rates. Based on projected 1998 debt levels, a change of 100 basis points in applicable annual interest rates would have an approximate $0.4 million impact on net income.

ENVIRONMENTAL

     Increasing emphasis on environmental matters is likely to result in additional costs, which will be charged against the Company's operations in future periods when such costs can be estimated. Present and future environmental laws and regulations applicable to the Company's operations may require substantial capital expenditures, could adversely affect the development of its real estate interests, or may affect its operations in other ways that cannot be accurately predicted at this time.

CAUTIONARY STATEMENT

     Management's discussion and analysis of financial condition and results of operations contains certain forward-looking statements regarding FMPO's financial position and liquidity, strategic plans, future financing plans, development and capital expenditures and other plans and objectives of the Company's management for future operations and activities. Important factors that might cause future results to differ from these projections are described in more detail under Item 1 of this Form 10-K.

                             ____________________

     The results of operations reported and summarized above are not necessarily indicative of future operating results.

[Page]  15

Item 8.  Financial Statements and Supplementary Data

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

       Richard C. Adkerson             W. H. Armstrong, III
       Chairman of the Board           President, Chief Operating Officer
       and Chief Executive Officer     and Chief Financial Officer


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF FM PROPERTIES INC.:

     We have audited the accompanying balance sheets of FM Properties Inc. (a Delaware Corporation) as of December 31, 1997 and 1996, and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinioon, the financial statements referred to above present fairly, in all material respects, the financial position of FM Properties Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

San Antonio, Texas
January 20, 1998 (except for the matters discussed in Note 10, as to which the date is March 10, 1998)

[Page]  16

                         FM PROPERTIES INC.
                           BALANCE SHEETS
                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------     ---------
                                                (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $      873     $    -
Accounts receivable:
Property sales                                 1,265          -
Other, including income tax of $140,000
and $503,000, respectively                       316           559
Prepaid expenses                                 473          -
Amounts receivable from the Partnership            -         4,371
                                          ----------     ---------
  Total current assets                         2,927         4,930
Real estate and facilities, net              105,274          -
Investment in the Partnership (Note 2)          -           56,055
Other assets                                   4,553          -
                                          ----------     ---------
Total assets                              $  112,754     $  60,985
                                          ==========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                          $    1,231     $    -
Accrued interest, property taxes and
other                                          1,789          -
                                          ----------     ---------
  Total current liabilities                    3,020          -
Long-term debt                                37,118          -
Other liabilities                              6,009         1,386
Stockholders' equity:
Preferred stock, par value $0.01,
50,000,000 shares authorized and
unissued                                        -             -
 Common stock, par value $0.01, 150,000,000
shares authorized, 14,288,270 and
14,285,770 issued and outstanding,
respectively                                     143           143
Capital in excess of par value of
common stock                                 176,447       176,445
Accumulated deficit                         (109,983)     (116,989)
                                          ----------     ---------
Total liabilities and stockholders'
equity                                    $  112,754     $  60,985
                                          ==========     =========

The accompanying notes are an integral part of these financial statements.

[Page]  17

                         FM PROPERTIES INC.
                      STATEMENTS OF OPERATIONS

                                   Years Ended December 31,
                              -------------------------------------
                                1997          1996           1995
                              --------      --------       --------
                            (In Thousands, Except Per Share Amounts)
Revenues                      $ 30,953      $    -         $   -
Costs and expenses:

Cost of sales                   24,294           -             -
General and administrative
expenses                         2,752            220         1,796
                              --------      ---------      --------
  Total costs and expenses      27,046            220         1,796
                              --------      ---------      --------
Loss from the Partnership
(Note 2)                          -              (346)         (571)
                              --------      ---------      --------
Operating Income (loss)          3,907           (566)       (2,367)
Other Income (expense),net       5,375            166          (173)
Interest expense, net           (2,181)          -             -
                              --------      ----------     --------
Income (loss) before income
tax benefit and minority
interest                         7,101           (450)       (2,540)
Income tax benefit (expense)       (80)           526         2,693
Minority interest in net
income of Partnership              (15)          -             -
                              --------      ---------      --------
Net income                    $  7,006      $      76      $    153
                              ========      =========      ========


Net income per share:
    Without dilution             $0.49          $0.01         $0.01
                                 =====          =====         =====
    With dilution                $0.48          $0.01         $0.01
                                 =====          =====         =====

Average shares outstanding      14,288         14,286        14,286
                                ======         ======        ======

The accompanying notes are an integral part of these financial statements.

[Page]  18

                         FM PROPERTIES INC.
                      STATEMENTS OF CASH FLOW
                                         Years Ended December 31,
                                     ----------------------------------
                                        1997         1996        1995
                                     ---------     -------     --------
                                               (In Thousands)
Cash flow from operating activities:
Net income                           $   7,006     $    76     $    153
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization            104         -           -
  Cost of real estate sales             23,729         -           -
  Minority interest's share of
  Partnership net income                    15         -           -
  Excess of equity in losses of
  the Partnership over distributions
  received                                 -           346          571
  (Increase) decrease in working capital:
    Accounts receivable and prepaid
    expenses                             2,582      (2,624)      (1,780)
    Accounts payable and accrued
    liabilities                         (2,734)         12           16
    Accrued income and other
    taxes                                  -         2,190        1,215
     Other                              (1,183)        -            -
                                    ----------     -------     --------
Net cash provided by operating
activities                              29,519         -            175
                                    ----------     -------     --------
Cash flow from investing activities:
Real estate and facilities              (9,547)        -            -
                                    ----------     -------     --------
Net cash used in investing
activities                              (9,547)        -            -
                                    ----------     -------     --------
Cash flow from financing activities:
Repayment of debt                      (21,207)        -           (175)
                                    ----------     -------     --------
Net cash used in financing
activities                             (21,207)        -           (175)
                                    ----------     -------     --------
Net decrease in cash and cash
equivalents                             (1,235)        -            -
Cash and cash equivalents at
beginning of year                        2,108         -            -
                                    ----------     -------     --------
Cash and cash equivalents at
end of year                         $      873     $   -       $    -
                                    ==========     =======     ========

Interest paid                       $    3,351     $   -       $    -
                                    ==========     =======     ========

Income taxes paid                   $      220     $   -       $    -
                                    ==========     =======     ========

The accompanying notes are an integral part of these financial statements.

[Page]  19

                         FM PROPERITES INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands)
                                                Capital
                                                   in
                                                 Excess
                         Preferred   Common      of Par  Accumulated
                           Stock      Stock       Value    Deficit     Total
                         ---------   -------    --------  ----------  -------
Balance at January
1, 1995                  $    -      $   143    $176,445  $(117,218)  $59,370
  Net income                  -          -          -           153       153
                         ---------   -------    --------  ---------   -------
Balance at December
31, 1995                      -          143     176,445   (117,065)   59,523
  Net income                  -          -           -           76        76
                         ---------   -------    --------  ---------   -------
Balance at December
31, 1996                      -          143     176,445   (116,989)   59,599
     Stock options
exercised                     -          -             2        -           2
     Net income               -          -           -        7,006     7,006
                         ---------   -------    --------  ---------   -------
Balance at December
31, 1997                 $    -      $   143    $176,447  $(109,983)  $66,607
                         =========   =======    ========  =========   =======

The accompanying notes are an integral part of these financial statements.

[Page]  20

                         FM PROPERTIES INC.

                   NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting. The real estate development and marketing operations of FM Properties Inc. (FMPO or the Company) are conducted in Austin and other urban areas of Texas through its investment in FM Properties Operating Co., a Delaware general partnership (the Partnership). Prior to December 22, 1997, FMPO owned a 99.8 percent general partnership interest in the Partnership and Freeport-McMoRan Inc. (FTX), FMPO's former parent, owned the remaining 0.2 percent general partnership interest and served as Managing General Partner. FTX had certain rights regarding the Partnership's operations as long as it guaranteed any of the Partnership's debt (Note 2). Because of FTX's rights, FMPO reflected its investment in the Partnership under the equity basis of accounting.

     On December 22, 1997 FTX merged into IMC Global Inc. (IGL) (the Merger). In connection with the Merger FTX sold its 0.2 percent general partnership interest to FMPO and a subsidiary of FMPO for $100,000. FMPO also restructured and consolidated its existing debt in December 1997, extending its maturity until January 1, 2001 and providing for staged reductions in available credit. IGL became guarantor of this restructured debt in place of FTX. As a result of FTX's sale of its interest and the replacement of the FTX guarantee with the IGL guarantee, the accompanying financial statements and related footnotes reflect the Partnership's financial position and results of operations under consolidation accounting effective January 1, 1997 and under the equity basis of accounting prior to 1997.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include valuation allowances for deferred tax assets, estimates of future cash flows from development and sale of real estate properties, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Financial Instruments. The carrying amounts of property sales and other receivables, other current assets, accounts payable and long-term borrowings reported in the balance sheet approximate fair value.

Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). FMPO adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

     Net income per share without dilution was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Net income per share of common stock with dilution was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus dilutive stock options, which represented approximately 229,000 shares in 1997, 104,000 shares in 1996 and 26,000 shares in 1995.

     Options to purchase common stock that were outstanding during the years presented but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares totaled 235,000 options at an average exercise price of $5.23 per share in 1997, 300,000 options at an average of $4.61 per share in 1996 and 225,000 options at an average of $5.25 per share in 1995.

Investment in Real Estate. Real estate assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs, and other related costs through the development stage. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Carrying costs are capitalized on properties currently under active development. Revenues are

[Page]  21

recognized when the risks and rewards of ownership are transferred to the buyer and the consideration received can be reasonably determined.

     SFAS 121, "Accounting for the Impairment of Long-Lived Assets," requires a reduction of the carrying amount of long-lived assets to fair value when events indicate that the carrying amount may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, the Partnership determines fair value using valuation techniques such as the expected future sales proceeds from properties. Since the adoption of SFAS 121 effective January 1, 1995, no impairment losses have been recognized.

2.  INVESTMENT IN THE PARTNERSHIP

FMPO has no significant operations or sources of funds other than its interest in the Partnership. Therefore, the following financial statements of the Partnership for the periods prior to 1997 should be read in conjunction with FMPO's financial statements.

                           Balance Sheet
                                                     December 31,
                                                         1996
                                                     -----------
                                                   (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                            $     2,108
Accounts receivable:
Property sales                                             2,067
Other                                                      1,922
Prepaid expenses                                             144
                                                     -----------
  Total current assets                                     6,241
Real estate and facilities, net                          118,755
Other assets                                               5,196
                                                     -----------
Total assets                                         $   130,192
                                                     ===========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable                                     $       335
Accrued interest, property taxes and other                 5,419
Amounts due to FMPO                                        4,371
                                                     -----------
  Total current liabilities                               10,125
Long-term debt                                            58,325
Other liabilities                                          5,574
Partners' capital                                         56,168
                                                     -----------
Total liabilities and partners' capital              $   130,192
                                                     ===========

                      Statements Of Operations
                                          Years Ended December 31,
                                          ------------------------
                                             1996          1995
                                          ----------    ----------
                                               (In Thousands)
Revenues                                  $   79,177    $   48,170
Costs and expenses:
Cost of sales                                 73,347        48,099
General and administrative expenses            2,296         2,379
                                          ----------    ----------
  Total costs and expenses                    75,643        50,478
                                          ----------    ----------
Operating income (loss)                        3,534        (2,308)
Interest expense, net                         (3,896)       (1,061)
Other income, net                                 16         2,798
                                          ----------    ----------
Net loss                                  $     (346)   $     (571)
                                          ==========    ==========

[Page]  22


                      Statements Of Cash Flow
                                          Years Ended December 31,
                                          ------------------------
                                             1996          1995
                                          ----------    ----------
                                                (In Thousands)
Cash flow from operating activities:
Net loss                                  $     (346)   $     (571)
Adjustments to reconcile net loss to net
 cash provided by operating
 activities:
  Depreciation and amortization                1,484         2,472
  Cost of real estate sales                   66,466        41,756
  (Increase) decrease in working capital:
    Accounts receivable and prepaid
    expenses                                    (568)        1,298
    Accounts payable and accrued
    liabilities                                1,702         2,281
  Other                                          -             244
                                          ----------    ----------
Net cash provided by operating activities     68,738        47,480
                                          ----------    ----------

Cash flow from investing activities:
Real estate and facilities                    (5,943)      (25,509)
Natural gas contract settlement proceeds
paid to working and royalty interests            -          (9,733)
                                          ----------    ----------
Net cash used in investing activities         (5,943)      (35,242)
                                          ----------    ----------
Cash flow from financing activities:
Proceeds from debt                             1,000        16,000
Repayment of debt                            (63,969)      (27,156)
                                          ----------    ----------
Net cash used in financing activities        (62,969)      (11,156)
                                          ----------    ----------
Net increase (decrease) in cash and
cash equivalents                                (174)        1,082
Cash and cash equivalents at beginning
of year                                        2,282         1,200
                                          ----------    ----------
Cash and cash equivalents at end of year  $    2,108    $    2,282
                                          ==========    ==========

Interest paid                             $   10,481    $    9,768
                                          ==========    ==========

3.  REAL ESTATE
                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
Land held for development or sale:
Austin, Texas area, net of accumulated
depreciation of $46 for 1997 and $76
for 1996                                  $   85,098    $   85,785
Other areas of Texas                          20,176        31,270
Operating properties, net of accumulated
depreciation of $647 for
1996 (sold in 1997)                              -           1,700
                                          ----------    ----------
                                          $  105,274    $  118,755
                                          ==========    ==========

     The Company's investment in real estate includes approximately 4,500 acres of land located in Austin, Dallas, Houston and San Antonio. Most significant among these are the Barton Creek Community, located near Austin, Texas, which includes approximately 3,000 acres of primarily undeveloped land adjacent to the Barton Creek Resort, and the approximately 1,300 acres of undeveloped commercial and multi-family property, which is located within the
Circle C development in Austin, Texas.   The  real estate
interests of the Company in Dallas, Houston and San Antonio, Texas are managed by professional real estate developers. Under the terms of these agreements, the operating expenses and development costs, net of revenues, are funded by the Company. The developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by the Company of its investments and a stated return, resulting from the sale of the managed properties.
As of December 31, 1997 no amounts have been or are expected to be paid in connection with these agreement provisions.

[Page]  23

     In 1995, Circle C sold its single-family residential real estate properties and related amenities for $15.8 million. During 1996, FMPO agreed to sell the remaining assets of Circle C for $34.0 million and received a $1.0 million non-refundable cash deposit, with the balance of the purchase price due in January 1997. However, the investor group was unable to complete the sale and the agreement expired. FMPO has no further obligation to the investor group and is proceeding with developing and marketing the Circle C commercial and multi-family properties. The cash deposit was recorded as a reduction in the related carrying value of these properties.

    The Barton Creek Resort, which included a conference center, a 147-room hotel and related facilities and three golf courses, was sold during 1996 for $25.0 million. The
Partnership realized no gain or loss on the transaction and proceeds were used to reduce debt.

     Various regulatory matters and litigation involving FMPO's development of its Austin properties is summarized below.

     SOS Ordinance Litigation - Prior to 1995, development of the Company's Austin area properties had been delayed because of disagreements with the City over various ordinances. In 1995, a Texas district court ruled in favor of FMPO, declaring that a restrictive 1992 water quality ordinance enacted by public initiative (the "SOS Ordinance") was void and that the Company was entitled to develop its Barton Creek and Circle C properties based on ordinances that were in effect at the time of its initial development permit applications. The City appealed this decision, and in 1996 the Texas Court of Appeals overturned the favorable district court ruling that invalidated the SOS Ordinance, but upheld the district court's favorable ruling regarding certain grandfathered rights for previously platted land. A significant portion of the Barton Creek and Circle C properties was previously platted and met the requirements to benefit from these grandfathered rights. An application for Writ of Error was filed with the Texas Supreme Court in January, 1997. The Writ of Error was accepted by the Texas Supreme Court and oral argument was heard on November 3, 1997. The Texas Supreme Court has not yet issued its decision. An unfavorable final judgment could have an adverse effect on any portion of the Company's property which cannot be developed under grandfathered entitlements (see "Legislative Developments," below) or which has not been removed from the jurisdiction of the City pursuant to the water quality protection zones at Barton Creek (the "Barton Creek WQPZ") and at Circle C (the "Circle C WQPZ," see below).

     Southwest Travis County Water District Litigation -    The
Company's property in the Circle C development, comprising approximately 1,300 acres of undeveloped commercial and multi-family property, is located in the Southwest Travis County Water District (the "STCWD"). The STCWD is a conservation and reclamation district created by the Texas Legislature in 1995 for the purpose of conserving water resources and with authority to establish a water pollution control and abatement program meeting state criteria. Development within the STCWD is required to meet the STCWD's criteria and is exempt from municipal regulation. In October 1997, a Texas district court rendered final judgment that the legislation creating the STCWD was unconstitutional. The STCWD has filed an appeal, but no decision has yet been issued. The Company does not expect the validity of the STCWD will be upheld on appeal and has implemented an alternative strategy of creating the Circle C WQPZ to maximize development potential of 553 acres of its Circle C property (see "Circle C WQPZ Litigation," below). The Company's strategy with respect to the balance of its Circle C property holdings (outside the Circle C WQPZ), approximately 700 acres, is to expedite reimbursement of $25 million in previously incurred reimbursement infrastructure costs from the City by not opposing the City's annexation of the 700 acres (see "Annexation Litigation," below).

     Annexation Litigation - On December 19, 1997, the City enacted an ordinance purporting to annex all land lying within the STCWD. Prior to the City's enactment of its annexation ordinance, the Company created the Circle C WQPZ (see below). As a result, the Company's 553 acres located within the Circle C WQPZ, which comprises all of the Company's land in the Circle C project other than the land within the Circle C municipal utility districts (the "MUDs"), was not eligible for annexation. Annexation subjects that portion of the Company's property located within the MUDs (approximately 700 acres), which has been annexed by the City, to the City's zoning and development regulations. In connection with annexation, the City has imposed an interim zoning classification on the approximately 700 acres permitting only one residential unit per acre, which results in significantly less development yield than the Company previously anticipated. However, consistent with the Company's strategy, annexation of the Company's property

[Page]  24

located within the MUDs requires the City to assume all MUD debt and reimburse the Company, simultaneously with the annexation, for a significant portion of previously incurred costs of water, wastewater and drainage infrastructure which could result in reimbursement of these costs much earlier than the Company initially anticipated. These reimbursable costs are estimated to be approximately $25 million. Because the City failed to pay these costs on December 19, 1997, the Partnership filed suit against the City to compel reimbursement of these amounts. The suit was promptly set for trial but subsequently stayed pending resolution of suits brought by the MUDs and other third parties challenging the validity of the City's purported annexation. Certain of those underlying third-party challenges have now been resolved and the Company has filed a motion to lift the stay to permit trial to proceed. The motion is scheduled for hearing on April 16. Although the Company expects to ultimately receive payment from the City, the City may continue to resist payment.

     Circle C WQPZ Litigation -The Company owns approximately 553 acres in the Circle C development outside the boundaries of any municipal utility district. In order to permit development of this property, the Company filed a water quality protection zone covering its 553 acres (the "Circle C WQPZ"). Such water quality protection zones ("WQPZ") permit development of defined areas outside of municipalities if such development conforms to state-approved water quality standards under plans approved by the Texas Natural Resource Conservation Commission ("TNRCC"). The law also restricts adjoining municipalities from attempting to enforce land use or development ordinances inconsistent with the requirements of the WQPZ or annexing any portion of the WQPZ prior to the earlier of completion of 90 percent of infrastructure construction or 20 years after creation of the WQPZ. The creation of the Circle C WQPZ was intended to permit the Company to develop its 553 acres in accordance with the water quality standards required by the Circle C WQPZ rather than the requirements of the City, and to confirm that effect the Company initiated a lawsuit in Hays County in November 1997, seeking a declaratory judgment confirming the validity of the Circle C WQPZ and the invalidity of the City's attempt to annex land within the Circle C WQPZ. The City filed a motion to transfer venue from Hays County to Travis County and, in addition, argued that the Hays County District Court had no jurisdiction pending consideration of the Circle C WQPZ's water quality plan by the TNRCC. On December 18, 1997, the TNRCC approved the Circle C WQPZ's water quality plan. On January 12, 1998, the Hays County District Court denied the City's motion to transfer venue and all other requested relief. The Company has filed a motion for summary judgement in the Hays County litigation, which is scheduled to be heard on March 30, subject to the Texas Supreme Court's decision as to whether the City's interlocutory appeal of the District Court's denial of the City's
plea to the jurisdiction abates the summary judgment hearing.   A
favorable result in this litigation, which the Company expects, would confirm that the City's attempt to annex the Company's 553 acres in the Circle C WQPZ was invalid and that development of the 553 acres is not subject to City development regulations. An unfavorable ruling, which is not expected, would mean that the Circle C WQPZ was invalid and that the 553 acres is annexed, and subject to the City zoning and other regulatory authority, which could diminish the development potential of this property in the same manner as for the approximately 700 acres discussed above (see "Annexation Litigation").

     Legislative Developments -    In the most recent legislative
session of the Texas State legislature, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law that established grandfathered rights for land which was platted or in the permitting process. The Company, based on an opinion from counsel, has taken the position that under Texas law, previously vested rights for the Company's property holdings are not affected by the repeal of this statute. The City, however, does not recognize any grandfathered entitlements arising under the repealed law and, in response to the repeal, enacted an ordinance effective September 5, 1997, establishing interim regulations on land development. It is anticipated that the City will enact a final ordinance and may attempt to apply it to portions of the Company's Circle C and Lantana properties. Should the City take this position, the Company anticipates asserting and defending its grandfathered entitlements. In the event the City were to prevail, portions of the Company's property would be subject to the City's current restrictive ordinances and development potential would be significantly reduced. During the last three sessions of the Texas legislature, legislation has been enacted to provide landowners relief from overly-aggressive attempts by municipalities to regulate land development in an effort to prevent growth. Much of that past legislation has been enacted to address abusive or unauthorized municipal land use regulations of the type adopted by the City. The Company anticipates that during the next session of the Texas legislature, beginning in January 1999, the Texas legislature will once again review and address inappropriate municipal land use regulation designed to prevent growth and development.

[Page]  25

     Other Matters - During February 1997, FMPO filed a petition for declaratory judgment against Phoenix Holdings, Ltd. in order to secure its ownership of approximately $25 million of MUD reimbursements that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counter claim against Circle C in June 1997.

On January 9, 1998, the City filed a lawsuit (the "Travis County Suit") in Travis County District Court against 14 water quality zones and their owners, including the Barton Creek WQPZ. The City challenges the constitutionality of the legislation authorizing the creation of water quality zones. This same issue is being litigated in the lawsuit initiated by the Company discussed under "Circle C WQPZ Litigation," above. The Attorney General of Texas has agreed to intervene in both the Travis County Suit and the suit in "Circle C WQPZ Litigation" above, to defend the legislation. Although not expected, a court decision that the legislation authorizing WQPZs is invalid would diminish and delay development of portions of the Barton Creek project and the Company's land located in the Circle C WQPZ.

     In April 1997, the U.S. Department of Interior ("DOI") listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the DOI not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander is not anticipated to affect the Company's Barton Creek and Lantana properties for several reasons, including the results of recent technical studies and the Company's U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. The Company's Circle C properties could, however, be affected, although the extent of any impact cannot be determined at this time. Special interest groups have provided written notice of their intention to challenge the Company's 10(a) permit and compliance with water quality regulations. The Company believes these challenges are meritless and will continue to protect its entitlements.

4.  LONG-TERM DEBT
                                                 December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                              (In Thousands)
Bank credit facility, average rate 6.6%
in 1997 and 6.9% in 1996                  $   37,118    $     -
Bank loan, average rate 6.6% in 1997
and 6.9% in 1996                                -           31,000
Circle C bank loan, average rate 6.7%
in 1997 and 6.8% in 1996                        -           27,325
                                          ----------    ----------
                                          $   37,118    $   58,325
                                          ==========    ==========

     In December, 1997 FMPO finalized a restructured debt facility with certain banks. This restructured debt establishes a $50 million facility consisting of a $35.0 million revolving credit facility and a $15.0 million term loan facility, with individual borrowings bearing interest at rates based on either the prime rate or LIBOR at FMPO's option. The aggregate committed loan amount will reduce to $35.0 million on January 1, 1999, to $15.0 million on January 1, 2000 and will be eliminated on January 1, 2001.
Additionally, the restructured credit facility contains covenants restricting dividends or other distributions, mergers, the creation of liens or certain additional debt and certain other matters. IGL has guaranteed amounts borrowed under the restructured facility. As consideration for IGL's guarantee, FMPO agreed to pay IGL an annual fee, payable quarterly, equal to the difference between FMPO's cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the rate on LIBOR-funded loans under the new agreement.
This fee was 60 basis points (0.6%) as of December 31, 1997. FMPO has granted liens in favor of IGL on certain of its properties as security for the guarantee. These liens are to be released for property sales, subject to certain restrictions. Additionally, under the guarantee terms FMPO cannot amend or refinance the credit facility without IGL's consent.

     Capitalized interest totaled $1.4 million in 1997, $3.1 million in 1996 and $11.7 million in 1995.

5.  INCOME TAXES

Income taxes are recorded pursuant to SFAS 109 "Accounting for Income Taxes". FMPO has provided a valuation allowance equal to its deferred tax assets because of the expectation of incurring tax losses for the near future. The components of deferred taxes follow:

[Page]  26


                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
Deferred tax asset:
  Net operating losses (expire 2001-2012) $   12,509    $    7,259
  Real estate and facilities, net             (7,511)        1,067
  Alternative minimum tax credits and
  depletion allowance (no expiration)            800           718
  Other future deduction carryforwards
  (expire 1999-2002)                             319           241
  Valuation allowance                         (6,117)       (9,285)
                                          ----------    ----------
                                          $     -       $     -
                                          ==========    ==========

     FMPO recognized tax benefits of $0.5 million in 1996 and $2.7 million in 1995 for the carryback of each year's tax loss to recoup taxes paid in previous years. Income taxes credited (charged) to income follow:

                                 1997      1996          1995
                                ------    -------       -------
                                      (In Thousands)
Current income tax benefit
(expense)
  Federal                       $  -      $   526       $ 2,693
  State                            (80)       -             -
                                ------    -------       -------
                                   (80)       526         2,693
Deferred federal income taxes      -          -            -
                                ------    -------       -------
Income tax benefit (expense)    $  (80)   $   526       $ 2,693
                                ======    =======       =======

     Reconciliations of the differences between the income tax
(charges) benefits computed at the federal statutory tax rate and the income tax (expense) benefit recorded follow:

                                    1997             1996            1995
                               ----------------  -------------- --------------
                               Amount   Percent  Amount Percent Amount Percent
                               -------  -------  ------ ------- ------- ------
                                            (Dollars In Thousands)
Income tax benefit (expense)
computed at the federal
statutory income tax rate      $(2,485)    (35)%  $ 158   35%    $  889   35%
Increase (decrease) attributable
to:
  Change in valuation
  allowance                      3,168      45     (169) (37)     1,209   48
  State taxes and
  other                           (763)    (11)     537  119        595   23
                               -------     ---    -----  ---     ------  ---
Income tax benefit
(expense)                      $   (80)     (1)%  $ 526  117%    $2,693  106%
                               =======     ===    =====  ===     ======  ===

6.  TRANSACTIONS WITH AFFILIATES

Management Services. Certain management and administrative services have been provided to FMPO by FTX during 1995 and by FM Services Company (Services Company), currently ten percent owned by FMPO, since January 1996. These services were provided for a total cost of $1.7 million in 1995 and for a fixed annual fee of $0.5 million since July 1995, subject only to annual cost of living increases beginning in the 1997 first quarter. Effective January 1, 1998, Services Company and FMPO implemented a new management services agreement for these same services to be provided on a cost reimbursement basis. FMPO believes the cost of these services does not (and in the future will not) differ significantly from those which would be incurred if the related employees were employed directly by FMPO.

Sale of Oil & Gas Interests. In September 1997, the Company sold several working interests and numerous overriding royalty interests in oil and gas properties which have been held since its formation to McMoRan Oil & Gas Co. (MOXY) and Phosphate Resource Partners Limited Partnership (PLP), formerly Freeport-McMoRan Resource Partners, Limited Partnership, for $4.5 million cash, resulting in a gain of $4.5 million. MOXY is and PLP was, prior to the Merger, an affiliate of FMPO because of FTX's former role as administrative managing general partner of PLP and because of common management and a common director shared with MOXY. These interests, which had no cost basis, remained with the Company after the sale of substantially all of its oil and gas properties in 1993. The gain is reflected in Other Income, and proceeds were used to reduce debt. Other income also includes royalty income

[Page]  27

generated by these
properties totaling $0.8 million, $1.4 million and $0.6 million for 1997 (prior to the sale), 1996 and 1995, respectively.

7.  EMPLOYEE BENEFITS

Stock Options. FMPO's Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of up to a total of 1.3 million stock options and stock appreciation rights
(SARs) at no less than market value at time of grant. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. A summary of stock options outstanding, including 200,000 SARs, follows:

                      1997                1996                 1995
              ---------------------  --------------------  ---------------
                          Average                Average            Average
              Number of    Option    Number of    Option   Number of Option
               Options     Price      Options     Price     Options  Price
              ---------- ----------  ----------  --------  -------- ------
Beginning of
year            790,000     $2.77     535,000      $3.23   425,000  $3.60
Granted         280,000      3.55     305,000       1.79   110,000   1.81
Exercised        (2,500)     1.50        -           -        -       -
Expired/
Forfeited       (17,500)     2.64     (50,000)      1.81      -       -
              ---------               -------              -------
End of
year          1,050,000      2.98     790,000       2.77   535,000   3.23
              =========               =======              =======

     At December 31, 1997, 247,500 shares were available for new grants under the Plans. Summary information of fixed stock options outstanding at December 31, 1997 follows:

                    Options Outstanding            Options Exercisable
                 --------------------------------- -------------------
                              Weighted                        Weighted
                               Average    Average              Average
Range of           Number     Remaining    Option    Number    Option
Exercise Prices  of Options      Life      Price   of Options   Price
---------------  ----------  -----------  -------- ---------- --------
$1.50 to $1.81     280,000     8.0 years     $1.57     85,000   $1.63
$2.63 to $3.50     335,000     9.2 years      3.32     18,750    2.69
$4.81 to $5.25     235,000     1.0 years      5.23    225,000    5.25
                   -------                            -------
                   850,000                            328,750
                   =======                            =======

     FMPO has adopted the disclosure-only provisions of SFAS 123 and continues to apply APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for FMPO's fixed stock option grants. Had compensation cost for FMPO's fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, FMPO's net income would have decreased by $252,000 ($0.02 per share) in 1997, $104,000 ($0.01 per share) in 1996 and remained essentially unchanged in 1995. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. These values totaled $2.76 per option in 1997, $1.46 per option in 1996 and $1.45 per option in 1995. The weighted average assumptions used include a risk-free interest rate of 6.7 percent in 1997 and 6.4 percent in 1996 and 1995, expected lives of 10 years and expected volatility of 62 percent in 1997 and 70 percent in 1996 and 1995. The pro forma effects on net income for 1997, 1996 and 1995 are not representative for future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

8. COMMITMENTS AND CONTINGENCIES

The Company has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against the Company's operations in future periods. Present and future environmental laws and regulations applicable to the Company's operations may require substantial capital expenditures, could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

     In connection with the sale of one of its oil and gas properties in 1993, the Company indemnified the purchaser for any future abandonment costs in excess of net revenues received by the purchaser.

[Page]  28

The Company has accrued $3.0 million relating to this contingent liability, included in Other Liabilities, which it believes to be adequate.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                                                      Net Income
                                                    (Loss)Per Share
                           Operating      Net      ------------------
                            Income       Income    Without    With
               Revenues a    (Loss)      (Loss)    Dilution  Dilution
               ----------   --------     --------  --------  --------
                      (In Thousands, Except Per Share Amounts)
1997
  1st Quarter    $ 15,070    $ 2,491     $  1,972   $   .14   $  .14
  2nd Quarter       5,191      1,756b       1,744       .12b     .12b
  3rd Quarter       4,037       (637)       3,455c      .24c     .24c
  4th Quarter       6,655        297         (165)     (.01)    (.01)
                 --------    -------     --------
                 $ 30,953    $ 3,907     $  7,006       .49      .48
                 ========    =======     ========

1996
  1st Quarter    $   (865)   $  (894)    $   (894)  $  (.06)  $ (.06)
  2nd Quarter         559        500          500       .03      .03
  3rd Quarter       1,011        934        1,460d      .10d     .10d
  4th Quarter      (1,051)    (1,106)        (990)     (.07)    (.07)
                 --------    -------     --------
                 $   (346)   $  (566)    $     76       .01      .01
                 ========    =======     ========

a. Amounts shown for 1996 are for Income (Loss) from Partnership, as reflected using the equity basis of accounting (Note 1).
b. Includes a $3.1 million ($0.22 per share) reimbursement of previously expensed infrastructure costs.
c. Includes a $4.5 million ($0.31 per share) gain from sale of oil and gas property interests.
d.   Includes a $0.5 million tax benefit ($0.04 per share).

10. SUBSEQUENT EVENTS

     On March 2, 1998 FMPO and Olympus Real Estate Corporation, an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Olympus"), entered into a letter of intent to form a strategic alliance to develop certain of FMPO's properties and to pursue new real estate acquisition and development opportunities. Under the terms of the letter of intent, Olympus would make a $10 million investment in an FMPO mandatorily redeemable equity security, provide a $10 million convertible debt financing facility to FMPO and make available up to $50 million of capital for its share of direct investments in joint FMPO/Olympus projects. Olympus would also have the right to designate for nomination 20 percent of FMPO's Board of Directors.

     The $10 million mandatorily redeemable equity security would have a par value of $5.84 per share, the average closing price of FMPO common stock during the 30 trading days ending March 2, 1998. FMPO would use the proceeds from the sale of these securities to repay debt. These securities would share any dividends or distributions ratably with the FMPO common stock, which currently pays no dividend, and would be redeemable (i)at the option of the holder at any time after the third anniversary of the closing for an amount per share approximating the economic benefit that would have accrued had the shares been converted into common stock on a one-to-one basis and sold (the "common stock equivalent value") or (ii)at the option of FMPO after the fifth anniversary (but in no event later than the sixth anniversary) for the greater of their common stock equivalent value or their par value per share, plus accrued and unpaid dividends, if any. FMPO would have the option to satisfy the redemption with shares of its common stock, subject to certain limitations.

     The $10 million convertible debt facility would be available to FMPO in whole or in part for a period of six years after closing to finance FMPO's equity investment in new FMPO/Olympus joint venture opportunities in properties not currently owned by FMPO. The interest rate on this facility would be 12 percent per year, and at Olympus's option, interest would be payable quarterly, or accrued and added to principal. Outstanding principal under the facility would be convertible at any time into FMPO common stock at a conversion price of $7.31, which is 125 percent of the average closing price of FMPO common stock during the 30 trading days ending March 2, 1998. If not converted into common stock, the

[Page]  29

convertible
debt would be repaid on the sixth anniversary of the closing. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, FMPO would pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt would be non-recourse to FMPO and would be secured solely by FMPO's interest in FMPO/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

     For a three-year period after the closing, Olympus would make available up to $50 million for its share of capital for direct investments in FMPO/Olympus joint acquisition and development activities. For the three-year period, FMPO would provide Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by FMPO, as well as development opportunities on existing properties in which FMPO seeks third-party equity participation.

     The transaction is expected to close in the second quarter of 1998 and is subject to the completion of due diligence, negotiation of definitive agreements and approval of FMPO's Board of Directors.

     With respect to the litigation discussed under "Other Matters" in Note 3, on February 20, 1998, the District Court granted the Company's motion for summary judgment on the primary case and subsequently, Phoenix Holdings, Ltd. dismissed its counterclaims with prejudice, but reserved the right to appeal the summary judgment of the primary case.

     Although the Company expects a favorable result in the Circle C litigation confirming the validity of the Circle C WQPZ (see above), the Company expects the City may continue to assert claims that it has regulatory jurisdiction over development within the Circle C WQPZ and that additional litigation may be necessary to preserve development entitlements. Recently, one of Austin's largest employers, Motorola Inc., contracted to purchase approximately 167 acres of the Company's commercial land located in the Circle C WQPZ for development of a campus facility bringing thousands of jobs to the Circle C community. Even though not required, Motorola agreed to develop its campus facility in strict accordance with the City's regulations, including the SOS Ordinance. Certain City representatives publically asserted zoning and development authority over Motorola's selected site and indicated that Motorola would not receive the City development and zoning approvals the City asserts are needed to develop the campus project even if all ordinance requirements would be fully satisfied. After meetings with City representatives and members of the SOS Alliance (a special interest group), Motorola elected to terminate its contract with the Company. As a consequence, the Company lost a significant sale. Austin recently elected a council strongly opposed to development in the southwest sector of Austin and the Company anticipates that in the future, the City will use similar tactics to those is used in the Motorola incident to restrict growth in the southwest corridor. For example, the city recently announced its "Smart Growth" program designed to direct growth away from the southwest sector of the city towards the "Desired Development Zone," an area located generally in the northern and eastern sections of Austin. Consistent with its Smart Growth program, in March 1998, the City announced a proposed bond sale to raise funds to acquire land in the southwest corridor, which it refers to as the "Barton Creek Zone," for the purported purpose of protecting the Edwards Aquifer. The Circle C project is within the Barton Creek Zone. The Company anticipates that the City will continue its efforts to impose development regulations limiting development in an effort to reduce the value of land it has targeted to acquire for the Barton Creek Zone. As it has been compelled to do during the last several years, the Company anticipates having to continue to be involved in litigation to protect its entitlements and maximize the developability and value of its properties. The Company anticipates that it will continue to successfully develop and market its properties during the pendency of its disputes with the City of Austin.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

[Page]  30

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 annual meeting to be held on May 14, 1998, is incorporated herein by reference.

Item 11.  Executive Compensation

     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 annual meeting to be held on May 14, 1998, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of
Directors and Executive Officer" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 annual meeting to be held on May 14, 1998, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 annual meeting to be held on May 14, 1998, is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

     (a)(1) Financial Statements. Reference is made to the Financial Statements beginning on page 16 hereof.

     (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements

     (a)(3) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b)      Reports on Form 8-K.  None.

[Page]  31


                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                         FM PROPERTIES INC.

                                         By:  /s/ Richard C. Adkerson
                                              -----------------------
                                              Richard C. Adkerson
                                              Chairman of the Board and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 1998.

  /s/ Richard C. Adkerson
  -----------------------     Chairman of the Board, Chief Executive
  Richard C. Adkerson         Officer (principal executive officer)
                              and Director

        *
  --------------------
  W. H. Armstrong, III        President, Chief Operating Officer and
                              Chief Financial Officer (principal
                              financial officer)

        *
  ------------------
  C. Donald Whitmire          Vice President and Controller
                              (pricipal accounting officer)
        *
  ------------------
  James C. Leslie             Director


        *
  ------------------
  Michael D. Madden           Director




*By: /s/ Richard C. Adkerson
     -----------------------
     Richard C. Adkerson
      Attorney-in-Fact


[Page]  S-1


                                FM PROPERTIES INC.
                                  EXHIBIT INDEX

2.1       Distribution Agreement dated  as of June
10, 1992 among Freeport-McMoRan Inc. ("FTX"), the Company and FM Properties Operating Co. (the "Partnership"). Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992 (the "1992 Form 10-K").

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

4.4 Amended, Restated and Consolidated Credit Agreement dated as of December 15, 1997 among the Partnership, Circle C Land Corp., certain banks, and The Chase Manhattan Bank, as Administrative Agent and Document Agent.

10.1 Second Amended and Restated Agreement of General Partnership of FM Properties Operating Co. dated as of December 15, 1997 between the Company and FMPO L.L.C.

10.2      Amended and Restated Services Agreement, dated as of
December 23, 1997 between FM Services Company and the Company.

10.3 Joint Venture Agreement between Freeport-McMoRan Resource Partners, Limited Partnership and the Partnership, dated June 11,
1992.  Incorporated by reference to Exhibit 10.3 to the 1992 Form
10-K.

10.4 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the "Precept Properties Agreement"). Incorporated by reference to Exhibit 10.8 to the 1992 Form 10-K.

10.5 Assignment dated June 11, 1992 of the Precept Properties Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties, Inc. Incorporated by reference to Exhibit
10.9 to the 1992 Form 10-K.

[Page]  E-1

10.6      FMPO Guarantee Agreement dated as of December 15, 1997 by the
Company.


10.7 Amended and Restated IGL Guarantee Agreement dated as of December 22, 1997 by IMC Global Inc.

          Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.10)

10.8 The Company's Performance Incentive Awards Program, as amended. Incorporated by reference to Exhibit 10.21 to the Annual
Report on Form 10-K of the Company for the fiscal year ended
December 31, 1994.

10.9      FMPO Stock Option Plan, as amended.

10.10 FMPO Stock Option Plan for Non-Employee Directors, as amended.

21.1      List of Subsidiaries.

23.1      Consent of Arthur Andersen LLP.

24.1 Certified Resolution of the Board of Directors of FMPO authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of the Company.

27.1      Financial Data Schedule.

27.2      Restated Financial Data Schedule.

[Page]  E-2


                         FM PROPERTIES INC.
                   INDEX TO FINANCIAL STATEMENTS


     The financial statements in the schedule listed below should be read in conjunction with the financial statements of FMPO contained elsewhere in Annual Report on Form 10-K.

                                                           Page
Report of Independent Public Accountants                    F-1
Schedule III-Real Estate and Accumulated Depreciation       F-2

     Schedules other than the one listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of FM Properties Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included elsewhere in FM Properties Inc.'s Annual Report on Form 10-K, and have issued our report thereon dated January 20, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accoompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                     Arthur Andersen LLP

San Antonio, Texas
  January 20, 1998

[Page]  F-1

                         FM Properties Inc.
              REAL ESTATE AND ACCUMULATED DEPRECIATION
                         December 31, 1997
                           (In Thousands)

                                                               SCHEDULE III

                                            Cost
                                          Capitalized
                                         Subsequent to     Gross Amounts
                        Initial Cost      Acquisitons    December 31, 1997
                    -------------------- -------------   -------------------
                             Building and                       Building and
                     Land    Improvements    Land         Land  Improvements
                    -------- ------------ -----------    ------ ------------
Developed Lots
  Camino Real,
  San Antonio, TX   $   235      $ -       $   561       $    796     $ -
  Bent Tree Marsh,
  Dallas, TX            482        -         1,070          1,552       -
  Preston Springs,
  Plano, TX               7        -           -                7       -
  Willow Bend,
  Plano, TX           3,946        -         4,499          8,445       -
  Copper Lakes,
  Houston, TX           883        -         1,828          2,711       -
  Barton Creek
  (North),
  Austin, TX            716        -            22            738       -
Undeveloped Acreage
  Hunter's Glen,
  Plano, TX             168        -            14            182       -
  Camino Real,
  San Antonio, TX       968        -           257          1,225       -
  Copper Lakes,
  Houston, TX         2,225        -         1,795          4,020       -
  Bent Tree Addison,
  Dallas, TX            364        -           -              364       -
  Bent Tree Apt.
  /Retail,Dallas,
  TX                    872        -             1            873       -
  Barton Creek
  (North),
  Austin,
  TX                  9,010        -        12,871         21,881       -
  Barton Creek
  (South),
  Austin,
  TX                 20,688        -        11,137         31,825       -
  Lantana,
  Austin, TX          3,934        -         1,618          5,552       -
  Longhorn Properties,
  Austin,
  TX                 15,793        -         9,049         24,842       -
Operating Properties
  Barton Creek
  Utilities,
  Austin ,TX                      307         -             -          307
                    -------      ----     -------       --------      ----
                    $60,291      $307     $44,722       $105,013      $307
                    =======      ====     =======       ========      ====

SCHEDULE III, continued
                                           Number
                                          of Lots
                                         and Acres
                                        ------------
									                                            	Accumulated    	Year
              		             	Total   	 Lots		 Acres  Depreciation  Acquired
                             --------   ----   -----  ------------  --------
Developed Lots
Camino Real, San Antonio, TX	$    796	   	21		     -    	      $ -      1990
Bent Tree Marsh, Dallas, TX		   1,552	   	54		    	-	            -     	1991
Preston Springs, Plano, TX	        	7		    1		     -             -	     1991
Willow Bend, Plano, TX			       8,445		   78			    -	            -      1991
Copper Lakes, Houston, TX 		    2,711		  142		     -	            -     	1991
Barton Creek (North), Austin, TX 	738      5	      -             -     	1997
Undeveloped Acreage
Hunter's Glen, Plano, TX			       182		    -	     	2	                 		1990
Camino Real, San Antonio, TX		  1,225		    -		    84		                 	1990
Copper Lakes, Houston, TX		     4,020		    -		   169	                 		1991
Bent Tree Addison, Dallas, TX		   364		    -		     8		           -     	1991
Bent Tree Apt./Retail, Dallas, TX	873      -		    10		           -     	1990
Barton Creek (North),
Austin, TX		                   21,881		    -	   	721                 			1988
Barton Creek (South),
Austin, TX	                   	31,825		    -	 	1,750             -     	1988
Lantana, Austin, TX			          5,552	    	-    	513             -     	1994
Longhorn Properties,
Austin, TX	                   	24,842		    -	 	1,274		           -      1992
Operating Properties
Barton Creek Utilities,
Austin ,TX                       	307	    	-    	  -	          	46	     1997
	                          	 --------    ---   -----           ---
                             $105,320    301	 	4,531        		 $46
                             ========    ===   =====           ===



                         FM Properties Inc.
                       Notes to Schedule III
                           (In Thousands)

(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1997 and 1996 are as follows:

                                             1997          1996
                                          ----------    ----------
Balance, beginning of year                $  119,478    $  189,309
  Acquisitions                                 1,802          -
  Improvements and other                      10,116         6,665
  Cost of real estate sold                   (26,076)      (76,496)
                                          ----------    ----------
Balance, end of year                      $  105,320    $  119,478
                                          ==========    ==========

The aggregate net book value for federal income tax purposes as of December 31, 1997 was $124,919,000.
(2)  Reconciliation of Accumulated Depreciation:
     The changes in accumulated depreciation for the years ended
December 31, 1997 and 1996 are as follows:

                                             1997         1996
                                          ----------    ----------
Balance, beginning of year                $      723    $    9,269
Depreciation expense                              98         1,484
Real estate sold                                (775)      (10,030)
                                          ----------    ----------
Balance, end of year                      $       46    $      723
                                          ==========    ==========

     Depreciation of buildings and improvements reflected in the statements of operations is calculated over estimated lives of 30 years.

(3) Concurrent with certain year-end 1994 debt negotiations, the Partnership analyzed the carrying amount of its real estate assets, using generally accepted accounting principles, and recorded a $115 million pre-tax, non-cash write-down. The actual amounts that will be realized depend on future market conditions and may be more or less than the amounts recorded in the Partnership's financial statements.

[Page]  F-3