Form 10-Q
period 1998-03-31
FM PROPERTIES INC
filed 1998-05-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1998

                     Commission File Number:  0-19989

                            FM Properties Inc.

  Incorporated in Delaware                              72-1211572
                                             (IRS Employer Identification No.)

           98 San Jacinto Blvd., Suite 220, Austin, Texas  78701

     Registrant's telephone number, including area code: (512) 478-5788

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 31, 1998, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $.01 per share.

                               FM PROPERTIES INC.
                               TABLE OF CONTENTS

                                                                    Page

  Part I.  Financial Information

    Financial Statements:

          Condensed Balance Sheets                                    3

          Statements of Operations                                    4

          Statements of Cash Flow                                     5

          Notes to Financial Statements                               6

          Remarks                                                     7

    Report of Independent Public Accountants                          8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    9

  Part II.  Other Information                                        13

  Signature                                                          15

  Exhibit Index                                                     E-1


                         FM PROPERTIES INC.
                   Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                         FM PROPERTIES INC.
                CONDENSED BALANCE SHEETS (Unaudited)

                                               March 31,    December 31,
                                                 1998           1997
                                              ----------    ----------
                                                    (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                     $    2,435    $      873
Accounts receivable :
   Property sales                                    929         1,265
   Other, including income tax of $140,000           319           316
Prepaid expenses                                     389           473
                                              ----------    ----------
  Total current assets                             4,072         2,927
Real estate and facilities,net                   105,149       105,274
Other assets                                       5,037         4,553
                                              ----------    ----------
Total assets                                  $  114,258    $  112,754
                                              ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $    1,793    $    1,231
Accrued interest, property taxes and other           713         1,789
Current maturites of long-term debt                5,118          -
                                              ----------    ----------
     Total current liabilities                     7,624         3,020
Long-term debt                                    35,000        37,118
Other liabilities                                  5,910         6,009
Stockholders' equity                              65,724        66,607
                                              ----------    ----------
Total liabilities and stockholders' equity    $  114,258    $  112,754
                                              ==========    ==========

The accompanying notes are an integral part of these financial statements.


                         FM PROPERTIES INC.
                STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                          -------------------------
                                             1998           1997
                                          ----------     ----------
                                             (In Thousands,Except
                                              Per Share Amounts)
Revenues                                  $    2,655     $   15,070
Costs and expenses:
Cost of sales                                  1,648         11,783
General and administrative expenses            1,392            796
                                          ----------     ----------
  Total costs and expenses                     3,040         12,579
                                          ----------     ----------
Operating income (loss)                         (385)         2,491
Interest expense, net                           (507)          (537)
Other income, net                                  9             22
                                          ----------     ----------
Income (loss) before minority interest          (883)         1,976
Minority interest                                 -              (4)
                                          ----------     ----------
Net income (loss)                         $     (883)    $    1,972
                                          ==========     ==========
Net income (loss) per share:
Basic                                         $(0.06)         $0.14
                                              ======          =====
Diluted                                       $(0.06)         $0.14
                                              ======          =====
Average shares outstanding:
Basic                                         14,288         14,286
                                              ======         ======
Diluted                                       14,288         14,438
                                              ======         ======


The accompanying notes are an integral part of these financial statements.


                         FM PROPERTIES INC.
                STATEMENTS OF CASH FLOW (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   1998          1997
                                                ----------    ----------
                                                       (In Thousands)
Cash flow from operating activities:
Net income (loss)                               $     (883)   $    1,972
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                         14            35
  Cost of real estate sold                           2,091        11,860
  Minority interest share of net income                 -              4
  (Increase) decrease in working capital:
    Accounts receivable and other                      417          (576)
    Accounts payable and accrued
    liabilities                                       (514)       (1,853)
  Other                                               (584)         (398)
                                                ----------    ----------
Net cash provided by operating activities              541        11,044
                                                ----------    ----------

Cash flow from investing activities:
Real estate and facilities                          (1,979)       (2,714)
                                                ----------    ----------
Net cash used in investing activities               (1,979)       (2,714)
                                                ----------    ----------

Cash flow from financing activities:
Net proceeds from debt                               3,000          -
Repayment of debt                                       -         (4,035)
                                                ----------    ----------
Net cash provided by (used in) financing
 activities                                          3,000        (4,035)
                                                ----------    ----------
Net increase in cash and cash equivalents            1,562         4,295
Cash and cash equivalents at beginning of year         873         2,108
                                                ----------    ----------
Cash and cash equivalents at end of period      $    2,435    $    6,403
                                                ==========    ==========

The accompanying notes are an integral part of these financial statements.



                               FM PROPERTIES INC.
                       NOTES TO THE FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

FM Properties Inc. ("FMPO" or the "Company") operates through a partnership in which FMPO owned a 99.8 percent interest until December 1997, when
FMPO acquired the remaining 0.2 percent interest from the outside managing partner (See "Notes to Financial Statements" in the 1997 Annual Report on
Form 10-K). As a result of this acquisition, FMPO restated previously reported interim 1997 financial results to reflect application of consolidation accounting for its partnership investment rather than the equity method.


2.  NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which simplifies the computation of earnings per share ("EPS"). FMPO adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

     Basic net income (loss) per share was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options, which represented approximately 152,000 shares in the first quarter of 1997. The Company had a total of approximately 372,000 options outstanding excluded from the calculation as anti-dilutive considering the loss reported in the first quarter of 1998.

     During the first quarter of 1997, outstanding options to purchase 225,000 shares common stock at an average exercise price of $5.25 per share were excluded from the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares during the period. No options outstanding during the first quarter of 1998 had exercise prices greater than the average market price; however, all outstanding options during that quarter were excluded from the diluted EPS computation because of the Company's net loss for the quarter.

     In June 1997, FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all the nonowner changes in equity, of which FMPO has none. SFAS 130 is effective for 1998 and adoption of this standard had no effect on FMPO's financial position or results of operations.

3. LONG-TERM DEBT

In December 1997, FMPO entered into a restructured credit facility consisting of a $35.0 million revolving credit facility and a $15.0 million term loan facility, with individual borrowings bearing interest at rates based on the lead lender's prime rate or LIBOR, at FMPO's option. The aggregate commitment will decline to $35.0 million on January 1, 1999, $15.0 million on January 1, 2000 and will be eliminated on January 1, 2001. The Company classisfies any borrowings in excess of $35 million as current maturities of long-term debt in 1998. IMC Global Inc. ("IGL") has guaranteed amounts borrowed under the facility in exchange for an annual fee, payable quarterly, equal to the difference between FMPO's cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the rate on the LIBOR-funded loans under the new facility. FMPO cannot amend or refinance the facility without IGL's consent. As of March 31, 1998, $8.3 million of additional borrowing was available under the facility through December 31, 1998. For further discussion of the restructured credit facility, see Note 4 of "Notes to the Financial Statements" in FMPO's 1997 Annual Report on Form 10-K.

     Capitalized interest totaled $150,000 and $452,000 during the first quarters of 1998 and 1997, respectively.

4. PROPOSED OLYMPUS TRANSACTION

On March 2, 1998 FMPO and Olympus Real Estate Corporation, an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Olympus"), entered into a letter of intent to form a strategic alliance to develop certain of FMPO's properties and to pursue new real estate acquisition and development opportunities. Under the terms of the letter of intent, Olympus would make a $10 million investment in a FMPO mandatorily redeemable equity security, provide a $10 million convertible debt financing facility to FMPO and make available up to $50 million of capital for its share of direct investments in joint FMPO/Olympus projects. Olympus would also have the right to designate for nomination 20 percent of FMPO's Board of Directors.

   The $10 million mandatorily redeemable equity security would have a par value of $5.84 per share, the average closing price of FMPO common stock during the 30 trading days ended March 2, 1998. FMPO would use the proceeds from the sale of these securities to repay debt. These securities would share any dividends or distributions ratably with the FMPO common stock, which currently pays no dividend, and would be redeemable (i) at the option of the holder at any time after the third anniversary of the closing for an amount per share approximating the economic benefit that would have accrued had the shares been converted into common stock on a one-to-one basis and sold (the "common stock equivalent value") or (ii) at the option of FMPO after the fifth anniversary (but in no event later than the sixth anniversary) for the greater of their common stock equivalent value or their par value per share, plus accrued and unpaid dividends,if any. FMPO would have the option to satisfy the redemption with shares of its common stock, subject to certain limitations.

    The $10 million convertible debt facility would be available to FMPO in whole or in part for a period of six years after closing to finance FMPO's equity investment in new FMPO/Olympus joint venture opportunities in properties not currently owned by FMPO. The interest rate on this facility would be 12 percent per year, and at Olympus' option, interest would be payable quarterly, or accrued and added to principal. Outstanding principal under the facility would be convertible at any time by the holder into FMPO common stock at a conversion price of $7.31, which is 125 percent of the average closing price of FMPO common stock during the 30 trading days ended March 2, 1998. If not converted into common stock, the convertible debt would be repaid on the sixth anniversary of the closing. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, FMPO would pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt would be non-recourse to FMPO and would be secured solely by FMPO's interest in FMPO/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

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

5. SUBSEQUENT EVENTS (including two items subsequent to auditors' review report, dated April 23, 1998 and May 8, 1998)

On April 9, 1998, FMPO and Olympus entered into an agreement for FMPO to manage Olympus' newly acquired, wholly owned Walden on Lake Houston development in Houston, Texas. The development includes 900 developed lots and 80 acres of undeveloped real estate. FMPO will receive a fixed management fee plus commissions on new lot sales for its management services. Upon completion of the FMPO/Olympus transaction, FMPO will have the option to purchase up to a 50 percent interest in the project.

     During February 1997, FMPO filed a petition for declaratory judgement against Phoenix Holding Ltd. ("Phoenix") in order to secure its ownership of approximately $25 million of MUD reimbursements that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counter claim against Circle C in June 1997. On February 20, 1998 the District Court granted the Company's motion for summary judgement on the primary case and Phoenix dismissed its counterclaims with prejudice, but reserved the right to appeal the summary judgement of the primary case. On April 10, 1998, Phoenix appealed the summary judgement on the primary case. See Part II - Other Information,Item 1. "Legal Proceedings", "Other Matters."

     In December 1997, Austin (the "City") enacted an ordinance purporting to annex all land within the Southwest Travis County Water District, including the Company's Circle C lands. The Company filed suit seeking reimbursable municipal utility districts ("MUD") proceeds which the City failed to pay. A state court in Austin stayed the proceedings pending resolution of suits brought by third parties, opposing the City's annexation plans. Circle C filed a motion to lift the stay. Because certain of the third party challenges were resolved on April 16, 1998, the Travis County District Court heard arguments on Circle C's motion and on April 23, 1998 issued an order lifting the stay and is allowing the trial to go forward. Because of the complexity of the case, the District Court set a minimum 60 day notice on any summary judgement hearing and a minimum six month notice for a trial to be set. A summary judgement hearing has been set for July 28, 1998 and a jury trial set for January 20, 1999. See Part II - Other Information, Item 1. "Legal Proceedings", "Annexation Litigation."

     In 1995, the Travis County court declared unconstitutional Austin's SOS (Save Our Springs) ordinance. The Austin Court of Appeals reversed the lower court's decision but upheld the lower court's ruling on certain grandfathered rights for land previously platted, which benefits FMPO because a significant portion of its land qualifies as being previously platted. On May 8, 1998, the Texas Supreme Court upheld the Austin Court of Appeals ruling.
See Part II - Other Information, Item 1. "Legal Proceedings",
"SOS Ordinance."

     For a detailed discussion of the Company's legal matters including the three discussed above, see Item 3 "Legal Proceedings" and Note 3 "Real Estate" in FMPO's 1997 Annual Report on Form 10-K.


                        --------------------
                              Remarks

The information furnished herein should be read in conjunction with FMPO's financial statements contained in its 1997 Annual Report to stockholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.





              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FM Properties Inc.:

We have reviewed the accompanying condensed balance sheet of FM
Properties Inc. (the Company), a Delaware corporation, as of March 31, 1998, and the related statements of operations and cash flow for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of FM Properties Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 20, 1998, based on our audit, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN LLP

San Antonio, Texas
April 21, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              OVERVIEW

     FM Properties Inc. ("FMPO" or the "Company") is engaged in the acquisition, development and sale of commercial and residential real estate properties, located in Texas. FMPO's principal real estate holdings are in the Austin, Texas area and consist of approximately 2,500 acres of undeveloped residential, multifamily and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

FMPO also owns or has interests in approximately 250 developed lots, 200 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed. These real estate interests are managed by professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, operating expenses and development costs, net of revenues, are funded by FMPO, and the developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by FMPO of its investments and a stated return, resulting from the sale of properties under their management.

                       RESULTS OF OPERATIONS

     FMPO's summary operating results follow:

                                          First Quarter
                                    ------------------------
                                       1998          1997
                                    ----------    ----------
                                         (In Thousands)
Revenues:
  Developed properties              $    2,385    $    3,839
  Undeveloped properties and other         270        11,231
                                    ----------    ----------
Total revenues                           2,655        15,070

Operating income (loss)                   (385)        2,491

Net income (loss)                         (883)        1,972


     Revenues from developed properties represented the sale of 44 single-family homesites during the first quarter of 1998, compared with the sale of 61 single-family homesites in the first quarter of 1997. Revenues from undeveloped properties for the first quarter of 1998 represented the sale of two acres of undeveloped commercial property, compared to the sale of 126 acres of undeveloped commercial property during the first quarter of 1997. Reduced revenues from the sale of single family homesites in the first quarter of 1998 were primarily attributable to the Company previous sale of a significant portion of its single family homesite inventory, and limited sales of undeveloped commercial properties. As a result of a significant reduction in the Company's outstanding debt since the first quarter of 1997 and the restructuring of its credit faciltity (see Note 3), FMPO is again developing single family home-sites and is evaluating several commercial development opportunities. This strategy will enable the Company to capture the development profits associated with its properties.

     Operating results were adversely affected by an increase in general and administrative expenses resulting primarily from the Company's ongoing efforts to resolve through litigation attempts by the City of Austin to restrict the Company's development entitlements and to secure reimbursements of approximately $25 million of infrastructure costs incurred in the development of the Circle C property. The increased general and administrative expenses were partially offset by the portion of a reimbursement of previously incurred infrastructure costs relating to properties previously sold of approximately $0.8 million, which reduced cost of sales in the first quarter of 1998 (see discussion below).

          During 1995, legislation was enacted that enabled the Company to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse the Company for costs related to the installation of major utility, drainage and water quality infrastructure. During the first quarter of 1998, the Company received $1.0 million in partial reimbursement of infrastructure costs relating to the Barton Creek development. The proceeds were used in part to fund current development expenditures. The Company expects to receive additional reimbursements for previously incurred infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future reimbursements are uncertain. See Part II, Item 1, "Legal Proceedings" for information regarding litigation concerning these reimbursable costs.

     Net interest expense totaled $507,000 in the first quarter of 1998 compared to $537,000 during the first quarter of 1997. The decrease reflects lower average debt outstanding in the current year. A larger amount of interest was capitalized in 1997
($452,000) than in 1998 ($150,000).

                  CAPITAL RESOURCES AND LIQUIDITY

The Company's sales activity slowed substantially in early 1998 and will continue at reduced levels during the remainder of the year, because previous sales of single family homesites have reduced inventories, and the Company plan to initiate development of certain commercial properties, as indicated in "Results of Operations" above. Development expenditures during the 1998 first quarter were funded largely from borrowings under the Company's new credit facility, which provides aggregate available credit of $50 million through December 31, 1998, reducing to $35 million through December 31, 1999 and $15 million through December 31, 2000. At March 31, 1998 the amount available under the facility through December 31, 1998 was $8.3 million. Anticipated capital expenditures for the remainder of 1998 are expected to be funded by operating cash flow and additional borrowings, with the level of such capital expenditures subject to change based on the resolution of ownership of certain reimbursements of previously incurred infrastructure costs and other legal and regulatory issues, as further discussed in Part II, Item 1, "Legal Proceedings."

The future performance of FMPO continues to be dependent on future cash flows from real estate sales, which will be significantly affected by future real estate values, regulatory issues, development costs, the ability of the Company to continue to protect its land use and development entitlements, and interest rate levels. Significant development expenditures remain to be incurred for
FMPO's Austin-area properties prior to their eventual sale.   While
bank financing for further development of existing properties currently is available, bank financing for undeveloped land purchases generally is expensive and difficult to obtain. These factors, combined with the debt reduction requirements under the new credit facility, could impede FMPO's ability to develop its properties and expand its business. As a result, FMPO has considered a number of capital raising alternatives, including equity sales, formation of joint ventures with third parties, various forms of debt financing and other means and recently entered into a letter of intent with Olympus Real Estate Corporation ("Olympus") for such purposes. See Note 4, of "Notes to the Financial Statements." The proposed transaction with Olympus is subject to due diligence, negotiation of definitive agreements and approval by FMPO's Board of Directors. While FMPO believes these efforts will successfully address the capital resource needs discussed above, there can be no assurance that FMPO will generate sufficient cash flow or obtain sufficient funds to make required interest and principal payments under the facility.

     Net cash provided by operations totaled $0.5 million during the first quarter of 1998 compared with $11.0 million during the first quarter of 1997. The decrease reflects the substantial reduction of undeveloped commercial properties sold during the first quarter of
1998.   Financing activities provided cash of $3.0 million during
the first quarter of 1998 from borrowings under the restructured credit facility, which were used to fund real estate development expenditures. Debt repayments of $4.0 million were made during the first quarter of 1997. Higher revenues in the prior year, mainly from the sale of undeveloped properties, allowed the Company to repay outstanding debt.

     FMPO's financial flexibility and operating autonomy were improved by the restructuring of debt and the acquisition of the remaining 0.2 percent general partnership interest from the outside managing partner (see"Notes to Financial Statements" above). These changes enable FMPO to pursue its previously announced objectives of establishing a long-term, self supporting capital structure and allow it to operate independently. In connection with these changes, the Board of Directors and management have recommended a change of FMPO's name to Stratus Properties Inc. for approval at the upcoming shareholders' meeting on May 14, 1998.


                        CAUTIONARY STATEMENT

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the IGL guarantee, the anticipated outcome of the litigation and regulatory matters, the expected results of FMPO's business strategy, and other plans and objectives of management for
future operations and activities.   Important factors that could
cause actual results to differ materially from FMPO's expectations include, economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company and other factors that as described in more detail under the heading "Cautionary Statements" in FMPO's Form 10-K for the year ended December 31, 1997.

                    ----------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                    PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is involved in various regulatory matters and litigation involving development of its Austin properties. For a detailed discussion on these matters see Item 3, "Legal Proceedings" and Note 3, "Real Estate" in FMPO's 1997 Annual Report on Form 10-K.

     Below is a partial list of the cases in which the Company is currently involved. The current status is summarized and should be read in conjunction with the above referenced sections of the FMPO 1997 Annual Report on Form 10-K.

SOS Ordinance
     In 1995, the Travis County court declared unconstitutional
Austin's SOS (Save Our Springs) ordinance.  The Austin Court of
Appeals reversed the lower court's decision but upheld the lower court's ruling on certain grandfathered rights for land previously platted, which benefits FMPO because a significant portion of its land qualifies as being previously platted. On May 8, 1998, the Texas Supreme Court upheld the Austin Court of Appeals ruling upholding the SOS Ordinances's validity.

Annexation Litigation
     In December 1997, the City of Austin (the "City") enacted an ordinance purporting to annex all land within the Southwest Travis County
Water District, including the Company's Circle C lands. The Company filed suit seeking reimbursable municipal utility districts ("MUD") proceeds that the City failed to pay. A state court in Austin stayed the proceedings pending resolution of suits brought by third parties, opposing the City's annexation plans. Circle C filed a motion to lift the stay. Because certain of the third party challenges were resolved on April 16, 1998, the Travis County
District Court heard arguments on Circle C's motion and on April 23, 1998 issued an order lifting the stay and is allowing the trial to go forward. Because of the complexity of the case, the District
Court set a minimum 60 day notice on any summary judgement hearing and a minimum six month notice for a trial to be set. A summary judgement hearing has been set for July 28, 1998 and a jury trial set for January 20, 1999.

Circle C WQPZ Litigation
     In November 1997, the Company sought a declatory judgement in the Hays County District Court confirming the validity of the Circle C water quality protection zone ("WQPZ"), which covers Circle C's approximate 553 acres located outside the boundaries of any MUD.
The City contested the court's jurisdiction but was denied in its motion to transfer venue and all other requested relief. The City has failed in its attempts to change venue in both district and appeals courts and has filed an appeal with the Texas Supreme Court, which has stayed action pending its ruling regarding jurisdiction. The Texas Supreme Court has set the briefing schedule with the City's brief due on June 1, 1998, Circle C's response due June 22, 1998 and the City's reply due on the earlier of July 7, 1998 or 15 days after receiving Circle C's brief. The Company has filed a motion for summary judgement in the District Court subject to the Texas Supreme Court's decision regarding the stay. If the Texas Supreme Court denies the City's appeal or if the appeals court affirms the District Court's denial of the City's plea to the jurisdiction, the Company's motion for summary judgement will be able to proceed.

The City's WQPZ Action
     On January 9, 1998, the City filed a lawsuit (the "Travis County Suit") in the Travis County District Court against 14 water quality zones and their owners, including the Barton Creek WQPZ.
The City challenges the constitutionally of the legislation authorizing the creation of water quality zones. The Attorney General of Texas has agreed to intervene in the Travis County suit and the Circle C WPQZ litigation above, to defend the legislation. The City filed a motion for partial summary judgement against one defendant and against the State of Texas. All defendant parties have filed motions summary judgement. A summary judgement hearing is set for June 8, 1998, with briefs being due May 27, 1998.

Other Matters
     During February 1997, FMPO filed a petition for declaratory judgement against Phoenix Holding Ltd. ("Phoenix") in order to secure its ownership of approximately $25 million of MUD reimbursements that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counter claim against Circle C in June 1997. On February 20, 1998 the District Court granted the Company's motion for summary judgement on the primary case and Phoenix dismissed its counterclaims with prejudice, but reserved the right to appeal the summary judgement of the primary case. On April 10, 1998, Phoenix appealed the summary judgement on the primary case.

Austin's Continuing Efforts to Restrict and Redirect Growth
     Although the Company expects a favorable result in the Circle C litigation confirming the validity of the Circle C WQPZ (see above), the Company expects the City may continue to assert claims that it has regulatory jurisdiction over development within the Circle C WQPZ and that additional litigation may be necessary to preserve development entitlements. In March 1998, one of Austin's largest employers, Motorola Inc., contracted to purchase approximately 167 acres of the Company's commercial land located in the Circle C WQPZ for development of a campus facility bringing thousands of jobs to the Circle C community. Even though not required, Motorola agreed to develop its campus facility in strict accordance with the City's regulations, including the SOS Ordinance. Certain City representatives publically asserted zoning and development authority over Motorola's selected site and indicated that Motorola would not receive the City development and zoning approvals that the City asserts are needed to develop the campus project even if all ordinance requirements would be fully satisfied. After meetings with City representatives and members of the SOS Alliance (a special interest group), Motorola elected to terminate its contract with the Company. As a consequence, the Company lost a significant sale. Austin recently elected a council strongly opposed to development in the southwest sector of Austin and the Company anticipates that in the future, the City will use similar tactics to those is used in the Motorola incident to restrict growth in the southwest corridor. For example, the City recently announced its "Smart Growth" program designed to direct growth away from the southwest sector of the City towards the "Desired Development Zone," an area located generally in the northern and eastern sections of Austin. Consistent with its Smart Growth program, in March 1998, the City announced and received voter approvals of a proposed bond sale to raise funds to acquire land in the southwest corridor, which it refers to as the "Barton Creek Zone," for the purported purpose of protecting the City's drinking water supply. The Circle C project is within the Barton Creek Zone. The Company anticipates that the City will continue its efforts to impose development regulations limiting development in an effort to reduce the value of land it has targeted to acquire for the Barton Creek Zone. As it has been compelled to do during the last several years, the Company anticipates having to continue to be involved in litigation to protect its entitlements and maximize the developability and value of its properties. The Company anticipates that it will continue to successfully develop and market its properties during the pendency of its disputes with the City of Austin.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  The exhibits to this report are listed in the Exhibit
          Index appearing on page E-1 hereof.

     (b) One Current Report on Form 8-K was filed by the registrant reporting an event under Item 5 on March 3, 1998 during the period covered by this Quarterly Report on Form 10-Q.



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

                              FM PROPERTIES INC.

                              By:    /s/ C. Donald Whitmire, Jr.
                                     ---------------------------
                                         C. Donald Whitmire, Jr.

                                     Vice President & Controller
                                      (authorized signatory and
                                     Principal Accounting Officer)


Date: May 13, 1998



                           FM PROPERTIES INC.
                            EXHIBIT INDEX






 Exhibit
 Number

  3.1     Amended and Restated Certificate of Incorporation of the
          Company. Incorporated by reference to Exhibit 3.1 to the Company's 1992 Form 10-K.

  3.2 By-laws of the Company, as amended. Incorporated by reference to Exhibit 3.2 to the Company's 1992 Form 10-K.

  4.1     The Company's Certificate of Designations of Series A
          Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company's 1992 Form 10-K.

  4.2     Rights Agreement dated as of May 28, 1992 between the
          Company and Mellon Securities Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.2 to the Company's 1992 Form 10-K.

  4.3     Amendment No. 1 to Rights Agreement dated as of April 21,
          1997 between the Company and the Rights Agent. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated April 21, 1997.

  4.4 Amended, Restated and Consolidated Credit Agreement dated as of December 15, 1997 among the Partnership, Circle C Land Corp., certain banks, and The Chase Manhattan Bank, as Administrative Agent and Document Agent. Incorporated by reference to Exhibit 4.4 to the Company's 1997 Form 10-K.

 10.1 Second Amended and Restated Agreement of General Partnership of FM Properties Operating Co. dated as of December 15, 1997 between the Company and FMPO L.L.C. Incorporated by reference to Exhibit 10.1 to the Company's 1997 Form 10-K.

 10.2 Amended and Restated Services Agreement, dated as of December 23, 1997 between FM Services Company and the Company. Incorporated by reference to Exhibit 10.2 to the Company's 1997 Form 10-K.

 10.3 Joint Venture Agreement between Freeport-McMoRan Resource Partners, Limited Partnership and the Partnership, dated June 11, 1992. Incorporated by reference to Exhibit 10.3 to the Company's 1992 Form 10-K.

 10.4 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the "Precept Properties Agreement"). Incorporated by reference to Exhibit 10.8 to the Company's 1992 Form 10-K.

 10.5 Assignment dated June 11, 1992 of the Precept Properties Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties Inc. Incorporated by reference to Exhibit
          10.9 to the Company's 1992 Form 10-K.

 10.6 FMPO Guarantee Agreement dated as of December 15, 1997 by the Company. Incorporated by reference to Exhibit 10.6 to the Company's 1997 Form 10-K.

 10.7     Amended and Restated IGL Guarantee Agreement dated as of
          December 22, 1997 by IMC Global Inc.  Incorporated by reference to
          Exhibit 10.7 to the Company's 1997 Form 10-K.

          Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.10)

 10.8 The Company's Performance Incentive Awards Program, as amended. Incorporated by reference to Exhibit 10.21 to the FMPO Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 10.9 FMPO Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to the Company's 1997 Form 10-K.

10.10 FMPO Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to the Company's 1997 Form 10-K.

 15.1 Letter dated April 21, 1998 from Arthur Andersen LLP regarding unaudited interim financial statement.

 27.1     Financial Data Schedule.

 27.2     Restated Financial Data Schedule.

 27.3     Restated Financial Data Schedule.