Form 10-Q
period 1998-06-30
STRATUS PROPERTIES INC
filed 1998-08-13
CIK 885508

SECURITIES AND EXCHANGE COMMIISSSION
                        Washington, D.C. 20549
                             FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1998


                   Commission File Number:  0-19989



                       Stratus Properties Inc.



    Incorporated in Delaware                       72-1211572
                                       (IRS Employer Identification No.)


         98 San Jacinto Blvd., Suite 220, Austin, Texas  78701

    Registrant's telephone number, including area code: (512) 478-5788

                          FM Properties Inc.
                         1615 Poydras Street
                    New Orleans, Louisiana  70112
       (Former name and address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On June 30, 1998, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $0.01 per share.


                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:
              Condensed Balance Sheets                        3
              Statements of Operations                        4
              Statements of Cash Flow                         5
              Notes to Financial Statements                   6
              Remarks                                         8
            Report of Independent Public Accountants          9
            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     10
          Part II.  Other Information                        13

          Signature                                          16

          Exhibit Index                                      E-1

                    STRATUS PROPERTIES INC.
               Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                   STRATUS PROPERTIES INC.
               CONDENSED BALANCE SHEETS (Unaudited)


                                                June 30,   December 31,
                                                  1998        1997
                                               ---------   ----------
                                                    (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                       $  1,900   $      873
Accounts receivable:
   Property sales                                    766        1,265
   Other, including income tax of  $140,000          724          316
Prepaid expenses                                     301          473
                                                --------   ----------
  Total current assets                             3,691        2,927
Real estate and facilities, net                  103,411      105,274
Other assets                                       6,934        4,553
                                                --------   ----------
Total assets                                    $114,036   $  112,754
                                                ========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities        $  1,558   $    1,231
Accrued interest, property taxes and other         1,091        1,789
                                                --------   ----------
  Total current liabilities                        2,649        3,020
Long-term debt                                    31,118       37,118
Other liabilities                                  5,704        6,009
Mandatorily redeemable preferred stock            10,000        -
Stockholders' equity                              64,565       66,607
                                                --------   ----------
Total liabilities and stockholders' equity      $114,036   $  112,754
                                                ========   ==========

The accompanying notes are an integral part of these financial statements.

                   STRATUS PROPERTIES INC.
              STATEMENTS OF OPERATIONS (Unaudited)


                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   -----------------   -----------------
                                     1998      1997      1998      1997
                                   -------   -------   -------   -------
                                  (In Thousands, Except Per Share Amounts)
Revenues                           $ 3,408   $ 5,191   $ 6,063   $20,261
Costs and expenses:
Cost of sales                        3,005     2,752     4,653    14,535
General and administrative
 expenses                            1,107       683     2,499     1,479
                                   -------   -------   -------   -------
  Total costs and expenses           4,112     3,435     7,152    16,014
                                   -------   -------   -------   -------
Operating income (loss)               (704)    1,756    (1,089)    4,247
Interest expense, net                 (478)     (524)     (985)   (1,061)
Other income, net                       22       736        31       758
                                   -------   -------   -------   -------
Income (loss) before
 income taxes and minority
 interest                           (1,160)    1,968    (2,043)    3,944
Income tax provision                     -      (220)        -      (220)
Minority interest                        -        (4)        -        (8)
                                   -------   -------   -------   -------
Net income (loss)                  $(1,160)  $ 1,744   $(2,043)  $ 3,716
                                   =======   =======   =======   =======

Net income (loss) per share:
  Basic                             $(0.08)    $0.12    $(0.14)    $0.26
                                    ======     =====    ======     =====
  Diluted                           $(0.08)    $0.12    $(0.14)    $0.26
                                    ======     =====    ======     =====
Average shares outstanding:
  Basic                             14,288    14,286    14,288    14,286
                                    ======    ======    ======    ======
  Diluted                           14,288    14,468    14,288    14,444
                                    ======    ======    ======    ======

The accompanying notes are an integral part of these financial statements.

                    STRATUS PROPERTIES INC.
               STATEMENTS OF CASH FLOW (Unaudited)



                                                      Six Months Ended
                                                          June 30,
                                                    --------------------
                                                     1998         1997
                                                    -------      -------
                                                       (In Thousands)
Cash flow from operating activities:
Net income (loss)                                   $(2,043)     $ 3,716
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                          36           58
  Cost of real estate sold                            4,939       16,207
  Minority interest share of net income                 -              8
  (Increase) decrease in working capital:
   Accounts receivable and other                        263        1,619
   Accounts payable and accrued liabilities            (370)      (3,296)
  Other                                              (2,687)        (226)
                                                    -------      -------
Net cash provided by operating activities               138       18,086
                                                    -------      -------
Cash flow from investing activities:
Real estate and facilities                           (3,111)      (4,891)
                                                    -------      -------
Net cash used in investing activities                (3,111)      (4,891)
                                                    -------      -------

Cash flow from financing activities:
Proceeds from preferred stock issuance               10,000            -
Repayment of debt, net                               (6,000)     (12,632)
                                                    -------      -------
Net cash provided by (used in) financing activities   4,000      (12,632)
                                                    -------      -------
Net increase in cash and cash equivalents             1,027          563
Cash and cash equivalents at beginning of year          873        2,108
                                                    -------      -------
Cash and cash equivalents at end of period          $ 1,900      $ 2,671
                                                    =======      =======

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                 NOTES TO THE FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
Stratus Properties Inc. (STRS or the Company) formerly FM Properties Inc., operates through a partnership in which STRS owned a 99.8 percent interest until December 1997 when STRS acquired the remaining 0.2 percent interest from the outside managing partner (See Note 1 of "Notes to Financial Statements" in the 1997 Annual Report on Form 10-K). As a result of this acquisition,  STRS  restated  previously  reported  interim  1997 financial results to reflect application of consolidation accounting for its partnership investment rather than the equity method.

2.  NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). STRS adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

    Basic net income (loss) per share was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options, which represented approximately 182,000 and 158,000 shares in the second quarter and six months of 1997, respectively. The Company had options outstanding to purchase a total of approximately 320,000 and 345,000 common shares excluded from the calculation as anti-dilutive considering the losses reported in the second quarter and six month periods of 1998, respectively.

    Outstanding options to purchase 514,000 and 225,000 shares of common stock at average exercise prices of $5.78 and $5.25 per share for the second quarter of 1998 and 1997, respectively, and outstanding options to purchase 289,000 and 225,000 shares of common stock at average exercise prices of $6.19 and $5.25 per share for the six months ended June 30, 1998 and 1997, respectively, were not included in the computation of diluted net income (loss) per share because exercise prices were greater than the average market price for the periods presented.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted beginning as early as July 1, 1998. As STRS does not currently have any derivative instruments adoption of this standard would not have any impact on its financial statements, financial position or results of operations.

3. LONG-TERM DEBT
In December 1997, STRS entered into a restructured credit facility consisting of a $35.0 million revolving credit facility and a $15.0 million term loan facility, with individual borrowings bearing interest at rates based on the lead lender's prime rate or LIBOR, at STRS' option. The aggregate commitment will decline to $35.0 million on January 1, 1999, $15.0 million on January 1, 2000 and will be eliminated on January 1, 2001. Accordingly, the Company would classify any borrowings in excess of $35 million as current maturities of long-term debt during 1998. As of June 30, 1998, borrowings totaled $31.1 million. IMC Global Inc. (IGL) has guaranteed amounts borrowed under the facility in exchange for an annual fee, payable quarterly, equal to the difference between STRS' cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the rate on the LIBOR-funded loans under the new facility. STRS cannot amend or refinance the facility without IGL's consent. As of June 30, 1998, $17.9 million of additional borrowing was available under the facility through December 31, 1998. For further discussion of the restructured credit facility, see Note 4 of "Notes to the Financial Statements" in STRS' 1997 Annual Report on Form 10-K.

4. OLYMPUS TRANSACTION
On May 26, 1998, STRS and Olympus Real Estate Corporation, an affiliate of Hicks, Muse, Tate & Furst strategic alliance to develop certain of STRS' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in STRS mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to STRS and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint STRS/Olympus projects. Olympus has the right to nominate up to 20 percent of STRS' Board of Directors.

     The $10 million mandatorily redeemable preferred stock was issued at a stated of $5.84 per share, the average closing price of STRS common stock during the 30 trading days ended March 2, 1998. STRS used the proceeds from the sale of these securities to repay debt. For further discussion about mandatorily redeemable preferred stock see Note 5 below.

     The $10 million convertible debt facility is available to STRS in whole or in part for a period of six years from May 22,
1998 and is intended to fund STRS' equity investment in new STRS/Olympus joint venture opportunities involving properties not currently owned by STRS. There have been no borrowings on this convertible debt facility through July 20, 1998. The interest rate on any amounts outstanding under this facility is 12 percent per year and is payable quarterly or accrued and added to principal at Olympus' option. Outstanding principal under the facility is convertible at any time by the holder into STRS common stock at a conversion price of $7.31, which is 125 percent of the average closing price of STRS common stock during the 30 trading days ended March 2, 1998. If not converted into common stock, the convertible debt must mature on May 22, 2004. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, STRS must pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return.
 The convertible debt is non-recourse to STRS and will be secured solely by STRS' interest in STRS/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

     Through May 22, 2001, Olympus has agreed to make available up to $50 million for its share of capital for direct investments in STRS/Olympus joint acquisition and development activities. In return, STRS has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by STRS, as well as development opportunities on existing properties in which STRS seeks third-party equity participation.


5.  MANDATORILY REDEEMABLE PREFERRED STOCK
STRS has outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.84 per share. Each share of preferred stock will share dividends and distributions, if any, ratably with STRS common stock. The preferred stock is redeemable at the holder's option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the "common stock equivalent value") or, at STRS' option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any. The preferred stock must be redeemed no later than May 22, 2004. STRS has the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations.

6.  LITIGATION
STRS is involved in numerous pending litigation matters with the City of Austin and others, which may affect its property development entitlements and ability to secure reimbursement of approximately $25 million relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 3 "Real Estate" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Annual Report on Form 10-K refer to "Capital Resources and Liquidity" and Part II - Other information, "Legal Proceedings" included elsewhere in this interim report on Form 10-Q.

                      --------------------

                             Remarks

The information furnished herein should be read in conjunction with STRS' financial statements contained in its 1997 Annual
Report to stockholders included in its Annual Report on Form  10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (the Company), a Delaware corporation, as of June 30, 1998, and the related statements of operations for the three and six-month periods ended June 30, 1998 and 1997, and the statements of cash flow for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stratus Properties Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 20, 1998, based on our audit, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                               /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
July 21, 1998

Item 2.    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations.


                            OVERVIEW

    Stratus Properties Inc. (STRS or the Company) is engaged in the acquisition, development and sale of commercial and residential real estate properties. STRS' principal real estate holdings are in the Austin, Texas area and consist of approximately 2,500 acres of undeveloped residential, multifamily and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

     STRS also owns or has interests in approximately 190 developed lots, 200 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed. These real estate interests are managed by professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, operating expenses and development costs, net of revenues, are funded by STRS, and the developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by STRS of its investments and a stated return, resulting from the sale of properties under their management.

                     DEVELOPMENT ACTIVITIES

     STRS is currently developing ABC West-Phase I of its Barton Creek project, which is expected to yield approximately 85 new single-family homesites in early 1999. Development is progressing at several other sections of the Barton Creek project, including the construction of utility infrastructure which will serve a significant portion of the 2,500 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites, located adjacent to a new Tom Fazio-designed golf course. STRS expects these homesites to be available for sale in 1999. STRS expects to complete these projects as scheduled, however permitting and entitlement issues now being litigated raise uncertainty about the timing of completion of the projects.

     At the Lantana project, STRS is nearing completion on construction of a water system that will provide the required water volume and pressure to serve the approximately 500 undeveloped acres remaining in the project. The property is planned to accommodate up to 2.5 million square feet of commercial space, 1,100 multi-family units, and 330 single-family lots. STRS expects to commence site work in August on the 70,000 square foot first phase of its 140,000 square foot Lantana Corporate Center. The project has received from the City of Austin final zoning, subdivision plat and site plan approvals. STRS is currently pursuing the final development permits for the 330 lots which represent the residential component of the Lantana project. STRS anticipates the first phase of this project being completed during 1999.

                      RESULTS OF OPERATIONS

     STRS' summary operating results follow (In Thousands):

                              Second Quarter           Six Months
                           -------------------     -------------------
                             1998       1997         1998       1997
                           --------   --------     --------   --------
Revenues:
  Developed properties     $  3,408   $  1,351     $  5,793   $  5,190
  Undeveloped properties
      and other                 -        3,840          270     15,071
                           --------   --------     --------   --------
Total revenues                3,408      5,191        6,063     20,261

Operating income (loss)        (704)     1,756       (1,089)     4,247

Net income (loss)            (1,160)     1,744       (2,043)     3,716


    Revenues from developed properties represented the sale of 64 and 108 single-family units during the second quarter and six-month periods of 1998, respectively, compared with the sale of 24 and 85 single-family homesites, respectively, during the 1997 periods. The increase in sales of single-family homesites from prior years levels represented sales primarily in Houston and Dallas. Undeveloped property revenues for the six-month period of 1998 were the result of the first quarter 1998 sale of two acres of undeveloped commercial property, compared with the sale of 68 and 194 acres of undeveloped commercial and multi-family property during the second-quarter and six-month periods of 1997, respectively. Reduced revenues during the second quarter and six months ended June 30, 1998 resulted from lower sales of undeveloped properties. The Company, has initiated a business strategy to develop single-family homesites and is evaluating several commercial development opportunities rather than selling undeveloped property. This strategy will enable the Company to capture the development profits associated with its undeveloped properties, but will result in relatively low revenues in the short term.

    Operating results were adversely affected by an increase in general and administrative expenses resulting primarily from the Company's ongoing efforts to resolve through litigation attempts by the City of Austin to restrict the Company's development entitlements and to secure reimbursements of approximately $25 million of infrastructure costs incurred in the development of the Circle C property. Legal expenses for the second quarter and six months of 1998 totaled approximately $0.4 million and $1.0 million, respectively. The increased general and administrative expenses were partially offset by reimbursement of infrastructure costs, which were previously charged to expense, relating to properties previously sold of approximately $0.8 million, which reduced cost of sales in the first quarter of 1998 (see discussion below).

    During 1995, legislation was enacted that enabled the Company to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse the Company for costs related to the installation of major utility, drainage and water quality infrastructure. During the first six months of 1998, the Company received approximately $2.8 million in partial reimbursement of infrastructure costs relating to the Barton Creek and Circle C developments. The proceeds were used in part to fund current development expenditures and to repay debt. The Company expects to receive additional reimbursements for previously incurred infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future reimbursements are uncertain. See Part II, Item 1, "Legal Proceedings" for information regarding litigation concerning these reimbursable costs.

    Net interest expense totaled $478,000 and $985,000 in the 1998 second quarter and six-months periods, respectively, compared to $524,000 and $1,061,000 during the same periods one year ago. The decrease reflects lower average debt outstanding in the current year. In addition, capitalized interest for the second quarter and six-months periods of 1997 was $(418,000) and $(870,000), respectively, compared to $(144,000) and $(294,000)
for the comparable periods of 1998.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operations totaled $0.1 million during the six months ended June 30, 1998 compared with $18.1 million during the six months ended June 30, 1997. The decrease reflects the substantial reduction of undeveloped commercial properties sold during the first six months of 1998. Financing activities provided cash of $4.0 million during the six months ended June 30, 1998 from the issuance of the mandatorily redeemable preferred stock associated with the Olympus deal (see Note 4) offset in part by net repayments of debt. The excess proceeds were used to fund real estate development expenditures. Debt repayments of $12.6 million were made during the six months ended June 30, 1997. Higher revenues in the prior year, mainly from the sale of undeveloped properties, allowed the Company to repay outstanding debt.

     The Company's sales activity slowed substantially in early 1998 and will continue at reduced levels during the remainder of the year because of the Company's strategy to develop single-family homesites while evaluating certain commercial properties, as indicated in "Results of Operations" above.

Development expenditures during the first six months of 1998 were funded largely from borrowings under the Company's credit facility, which provides aggregate available credit of $50 million  through
December 31, 1998, reducing to  $35 million through December  31,
1999 and $15  million through  December 31,  2000.   At June  30,
1998, outstanding  debt  totaled  $31.1 million  and  the  amount available under the facility through December 31, 1998 was  $17.9 million.  Anticipated capital  expenditures for the remainder  of
1998 are  expected  to  be funded  by  operating  cash  flow  and
additional  borrowings,   with   the  level   of   such   capital
expenditures  subject  to  change  based  on  the  resolution  of
ownership  of  certain  reimbursements  of  previously   incurred
infrastructure costs and other legal and regulatory issues, as further discussed in Part II, Item 1, "Legal Proceedings."

     In April 1998, STRS and Olympus entered into an agreement for STRS to manage Olympus' newly acquired wholly owned Walden on Lake Houston real estate development project in Houston. The development includes 900 developed lots and 80 acres of undeveloped real estate. STRS will receive a fixed management fee plus commissions on new lot sales. As of June 30, 1998, STRS had negotiated agreements that provide for the sale of approximately 90 percent of the developed lots. The agreements require the purchasers to close sales on the lots pursuant to a specific schedule, which is expected not to exceed four years. Under the terms of the STRS/Olympus alliance, STRS has the option to purchase up to a 50 percent interest in the project, which STRS anticipates would be funded from the $10 million convertible debt facility available under terms of the Olympus transaction (see Note 4).

     The future performance of STRS continues to be dependent on future cash flows from real estate sales, which will be significantly affected by future real estate values, regulatory issues, development costs, the ability of the Company to continue to protect its land use and development entitlements, and interest rate levels. Significant development expenditures remain to be incurred for STRS' Austin-area properties prior to their eventual sale. These factors, combined with the debt reduction requirements under the credit facility, could impede STRS' ability to develop its properties and expand its business. The closing of the Olympus transaction (see Note 4) improved the Company's capital resources by providing the Company $10 million from equity proceeds and provides for up to an additional $60 million of capital in the future, subject to certain conditions.
 The Company is continuing to consider a number of other capital raising alternatives, including equity sales, various forms of debt financing and other means. While bank financing for development of the Company's existing properties is available, obtaining financing for undeveloped land purchases is generally expensive and remains uncertain. Although STRS believes its efforts will successfully address the capital resource needs discussed above, there can be no assurance that STRS will generate sufficient cash flow or obtain sufficient funds to make required interest and principal payments under the facility.



                      CAUTIONARY STATEMENT

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the IGL guarantee, the anticipated outcome of the litigation and regulatory matters, the expected results of STRS' business strategy, and other plans and objectives of management for future operations and activities.
    Important factors that could cause actual results to differ materially from STRS' expectations include, economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company and other factors that as described in more detail under the heading "Cautionary Statements" in STRS' Form 10-K for the year ended December 31, 1997.

                  ----------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

                  PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings.


     The Company is involved in various regulatory matters and litigation involving development of its Austin properties. For a detailed discussion on these matters see Item 3, "Legal
Proceedings" and  Note  3, "Real  Estate"  in STRS'  1997  Annual
Report on Form 10-K.

     Below is a partial list of the cases in which the Company is currently involved. The current status is summarized and should be read in conjunction with the above referenced sections of the STRS 1997 Annual Report on Form 10-K.

Annexation Litigation: Circle C Land Corp. v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, TX filed 12/19/97).
    In December 1997,   the City of  Austin (the "City")  enacted
an ordinance purporting  to annex all  land within the  Southwest
Travis County Water  District, including the  Company's Circle  C lands.  The Company filed suit seeking reimbursement of developer funded municipal utility  districts ("MUD") infrastructure  costs that the City is required to pay  the Company as a result of  the annexation. A summary judgement hearing  has been set for  August
26,  1998  to  establish  the  City's  liability  for   developer
reimbursements. A jury trial, if necessary, is scheduled for January 20, 1999.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. and Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, TX filed 10/31/97).
     In November 1997, the Company sought a declatory judgement in the Hays County District Court confirming the validity of the Circle C Water Quality Protection Zone ("WQPZ"), which includes approximately 553 acres owned by the Company and located outside the boundaries of any MUD. The City contested the Hays County District Court's jurisdiction but was denied in its motion to transfer venue and all other requested relief. The City appealed the trial court's decision to the Third Court of Appeals. The City also requested that the Third Court of Appeals stay any action in the Hays County District Court, including the Company's motion for summary judgment, pending the Third Court of Appeals' review of the District Court's denial of the plea to the jurisdiction. The Third Court of Appeals refused to stay the summary judgment and, in response, the City filed a writ with the Texas Supreme Court. The Supreme Court accepted the writ and stayed all underlying litigation. Subsequently, the Third Court of Appeals confirmed the trial court's denial of the plea to the jurisdiction. The Company then filed a motion to lift the stay with the Supreme Court. The Supreme Court issued an order lifting the stay allowing the Hays County District Court litigation to proceed to summary judgment and resolution. A summary judgement hearing is scheduled for September 4, 1998.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd. et al., Cause No. 98-00248 (Travis County 345th Judicial District Court, TX filed 1/9/98).
     On January 9, 1998, the City filed a lawsuit (the "Travis County Suit") in the Travis County District Court against 14 water quality zones and their owners, including the Barton Creek WQPZ. The City challenges the constitutionally of the legislation authorizing the creation of water quality zones. The Attorney General of Texas agreed to intervene in the Travis County suit and the Circle C WPQZ litigation above, to defend the legislation. The City filed a motion for partial summary judgement against one defendant and against the State of Texas. All defendant parties filed motions with regard to summary judgement. A summary judgment hearing was conducted in the Travis County District Court on July 9, 1998. The Travis County District Court entered an order granting the City of Austin's summary judgment motion and declaring the water quality zone legislation unconstitutional. All parties agreed to the form of an order which permits an expedited appeal directly to the Supreme Court of Texas. The Company, and other defendant parties, have filed appeals. A hearing is expected during the first half of 1999.

MUD Reimbursement Litigation: Circle C Land Corp. v. Phoenix Holdings, Ltd., Cause No. 97-01388 (Travis County 261st Judicial District Court, TX filed 2/5/97).
     During February 1997, STRS filed a petition for declaratory judgement against Phoenix Holding Ltd. ("Phoenix") in order to secure its ownership of approximately $25 million of MUD reimbursements that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counter claim against Circle C in June 1997. On February 20, 1998 the District Court granted the Company's motion for summary judgement on the primary case and Phoenix dismissed its counterclaims with prejudice, but reserved the right to appeal the summary judgement of the primary case. On April 10, 1998, Phoenix appealed the summary judgement on the primary case to the Third Court of Appeals. A hearing is expected to be scheduled during the fourth quarter of 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of  Stockholders of the Company  was
held on  May  14, 1998  (the  "Annual Meeting").    Proxies  were
solicited  pursuant  to  Regulation  14A  under  the   Securities
Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, Richard C. Adkerson was elected to serve until the 2001 annual meeting of stockholders. In addition to the director elected at the Annual Meeting, the terms of James C. Leslie and Michael D. Madden continued after the Annual Meeting.

     (c) At the Annual Meeting, holders of shares of the Company's Common Stock elected one director with the number of votes cast for or withheld from such nominee as follows:

        Name                 For              Withheld

Richard C. Adkerson       13,366,192           281,580


With respect to the election of the director, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1998.
 Holders of 13,610,458 shares voted for, holders of 20,828 shares voted against and holders of 16,486 shares abstained from voting on such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to approve the Company's 1998 Stock Option Plan in the form presented in the corporation's proxy statement dated March 30, 1998. Holders of 7,847,198 shares voted for, holders of 811,869 shares voted against and holders of 122,680 shares abstained from voting on such proposal. There were broker non-votes consisting of 4,866,025 shares with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and approved the proposal to amend the corporation's Amended and Restated Certificate of Incorporation to change the name of the corporation from FM Properties Inc. to Stratus Properties Inc. Holders of 13,262,002 shares voted for, holders of 332,959 shares voted against and holders of 52,811 shares abstained from voting on such proposal. There were no broker non-votes with respect to such proposal.

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  The exhibits to this report  are listed in the  Exhibit
          Index appearing on page E-1 hereof.

     (b) Two Current Reports on Form 8-K, were filed by the registrant reporting events under Items 5 and 7 on the June 3, 1998 and Item 5 on June 25, 1998, during the period covered by this Quarterly Report on Form 10-Q.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     STRATUS PROPERTIES INC.

                         By:    /s/ C. Donald Whitmire, Jr.
                               -----------------------------
                                 C. Donald Whitmire, Jr.
                               Vice President & Controller
                                (authorized signatory and
                              Principal Accounting Officer)

Date:   August 13, 1998

                     STRATUS PROPERTIES INC.
                          EXHIBIT INDEX

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

4.4       Amended,  Restated  and  Consolidated  Credit
          Agreement dated as of December 15, 1997 among the Partnership, Circle C Land Corp., certain banks, and The Chase Manhattan Bank, as
          Administrative Agent  and  Document  Agent.
          Incorporated by reference to Exhibit 4.4 to the 1997 Form 10-K.

4.5       Certificate of Designations  of the Series  B
          Participating  Preferred  Stock  of   Stratus
          Properties Inc.  Incorporated by reference to
          Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 3, 1998.

4.6       Investor Rights  Agreement, dated  as of  May
          22, 1998, by  and between Stratus  Properties
          Inc.   and    Oly/Stratus   Equities,    L.P.
          Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 3, 1998.

4.7       Loan Agreement, dated as of May 22, 1998,  by
          and among Stratus Ventures I Borrower L.L.C.,
          Oly  Lender   Stratus,   L.P.   and   Stratus
          Properties Inc. Incorporated by reference  to
          Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 3, 1998.

10.1      Second  Amended  and  Restated  Agreement  of
          General   Partnership   of   FM    Properties
          Operating Co. dated as  of December 15,  1997
          between   the   Company   and   STRS   L.L.C.
          Incorporated by reference to Exhibit 10.1 to the Company's 1997 Form 10-K.

10.2      Amended  and  Restated  Services   Agreement,
          dated as  of  December 23,  1997  between  FM
          Services    Company    and    the    Company.
          Incorporated by reference to Exhibit 10.2 to the Company's 1997 Form 10-K.

10.3      Joint  Venture  Agreement  between  Freeport-
          McMoRan    Resource     Partners,     Limited
          Partnership and the  Partnership, dated  June
          11,  1992.    Incorporated  by  reference  to
          Exhibit 10.3 to the Company's 1992 Form 10-K.

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

10.6      STRS Guarantee Agreement dated as of December
          15, 1997  by the  Company.   Incorporated  by
          reference to  Exhibit 10.6  to the  Company's
          1997 Form 10-K.

10.7      Amended and Restated IGL Guarantee  Agreement
          dated as of December  22, 1997 by IMC  Global
          Inc.   Incorporated by  reference to  Exhibit
          10.7 to the Company's 1997 Form 10-K.

10.8      Master Agreement, dated as  of May 22,  1998,
          by and  among  Oly Fund  II  GP  Investments,
          L.P., Oly Lender  Stratus, L.P.,  Oly/Stratus
          Equities, L.P., Stratus  Properties Inc.  and
          Stratus   Ventures    I    Borrower    L.L.C.
          Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 3, 1998.

10.9      Securities Purchase  Agreement, dated  as  of
          May 22,  1998,  by  and  between  Oly/Stratus
          Equities, L.P.  and Stratus  Properties  Inc.
          Incorporated by reference to Exhibit 99.2  to
          the Company's  Current  Report  on  Form  8-K
          dated June 3, 1998.
          Executive Compensation Plans and Arrangements
          (Exhibits 10.10 through 10.13)
10.10          The  Company's   Performance   Incentive
          Awards Program, as amended. Incorporated by reference to Exhibit 10.21 to the STRS Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1994.

10.11     STRS Stock  Option  Plan, as  amended.
          Incorporated by reference to Exhibit 10.9 to the Company's 1997 Form 10-K.

10.12     STRS Stock Option Plan for Non-Employee Directors,
          as amended. Incorporated by reference to Exhibit 10.10
          to the Company's 1997 Form 10-K.
 .
10.13     Stratus Properties Inc. 1998 Stock Option Plan.

15.1      Letter  dated  July  21,  1998  from   Arthur
          Andersen  LLP  regarding  unaudited   interim
          financial statement.

27.1      Financial Data Schedule.