Form 10-Q
period 1998-09-30
STRATUS PROPERTIES INC
filed 1998-11-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1998



                      Commission File Number:  0-19989



                          Stratus Properties Inc.



         Incorporated in Delaware                  72-1211572
                                        (IRS Employer Identification No.)


            98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


        Registrant's telephone number, including area code: (512) 478-5788


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



          On September 30, 1998, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $0.01 per share.



                         STRATUS PROPERTIES INC.
                            TABLE OF CONTENTS

                                                                 Page

               Part I.  Financial Information

                 Financial Statements:

                   Condensed Balance Sheets                         3

                   Statements of Operations                         4

                   Statements of Cash Flow                          5

                   Notes to Financial Statements                    6

                 Remarks                                            8

                 Report of Independent Public Accountants           9

                 Management's Discussion and Analysis
                  of Financial Condition and Results of Operations 10

               Part II.  Other Information                         16

               Signature                                           18

               Exhibit Index                                      E-1

                          STRATUS PROPERTIES INC.
                      Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                           STRATUS PROPERTIES INC.
                      CONDENSED BALANCE SHEETS (Unaudited)

                                               September 30,  December 31,
                                                   1998          1997
                                               -----------    ----------
                                                    (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                      $     3,724    $     873
Accounts receivable:
   Property sales                                      843        1,265
   Other, including income tax of $140,000           4,169          316
Prepaid expenses                                       397          473
                                               -----------    ---------
  Total current assets                               9,133        2,927
Real estate and facilities, net                     98,940      105,274
Investment in unconsolidated affiliates              2,494          -
Other assets                                         7,190        4,553
                                               -----------    ---------
Total assets                                   $   117,757    $ 112,754
                                               ===========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities       $     1,867    $   1,231
Accrued interest, property taxes and other           1,499        1,789
                                               -----------    ---------
  Total current liabilities                          3,366        3,020
Long-term debt                                      33,117       37,118
Other liabilities                                    6,144        6,009
Mandatorily redeemable preferred stock              10,000        -
Stockholders' equity                                65,130       66,607
                                               -----------    ---------
Total liabilities and stockholders' equity     $   117,757    $ 112,754
                                               ===========    =========


The accompanying notes are an integral part of these financial statements.

                              STRATUS PROPERTIES INC.
                      STATEMENTS OF OPERATIONS (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                       September  30,       September 30,
                                     -------------------  ------------------
                                        1998      1997      1998      1997
                                     ---------  --------  --------  --------
                                     (In Thousands, Except Per Share Amounts)
Revenues                             $  6,239   $ 4,037   $ 12,302  $ 24,298
Costs and expenses:
Cost of sales                           4,512     4,033      9,165    18,568
General and administrative expenses       683       641      3,182     2,120
                                      -------   -------   --------  --------
  Total costs and expenses              5,195     4,674     12,347    20,688
                                      -------   -------   --------  --------
Operating income (loss)                 1,044      (637)       (45)    3,610
Interest expense, net                    (495)     (547)    (1,480)   (1,608)
Other income, net                          17     4,646         48     5,404
                                       -------   -------  --------  --------
Income (loss) before income taxes
  and minority interest                   566     3,462     (1,477)    7,406
Income tax provision                        -         -          -      (220)
Minority interest                           -        (7)         -       (15)
                                      -------   -------   --------  --------
Net income (loss)                     $   566   $ 3,455   $ (1,477) $  7,171
                                      =======   =======   ========  ========

Net income (loss) per share:
  Basic                                 $0.04     $0.24     $(0.10)    $0.50
                                        =====     =====     ======     =====
  Diluted                               $0.03     $0.24     $(0.10)    $0.50
                                        =====     =====     ======     =====
Average shares outstanding:
  Basic                                14,288    14,288     14,288    14,288
                                       ======    ======     ======    ======
  Diluted                              16,205    14,550     14,288    14,485
                                       ======    ======     ======    ======


The accompanying notes are an integral part of these financial statements.

                           STRATUS PROPERTIES INC.
                      STATEMENTS OF CASH FLOW (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                     --------------------
                                                       1998         1997
                                                     --------     -------
                                                        (In Thousands)
Cash flow from operating activities:
Net income (loss)                                    $ (1,477)     $ 7,171
Adjustments to reconcile net income to
 net cash provided by
  operating activities:
  Depreciation and amortization                            54           91
  Cost of real estate sold                             10,564       21,605
  Minority interest share of net income                     -           15
  (Increase) decrease in working capital:
   Accounts receivable and other                       (3,354)       1,150
   Accounts payable and accrued liabilities               346       (2,348)
  Long term receivable and other                       (2,504)      (3,221)
                                                     --------      -------
Net cash provided by operating activities               3,629       24,463
                                                     --------      -------

Cash flow from investing activities:
Real estate and facilities                             (4,284)      (6,820)
Investment in ABC West Phase I Joint Venture             (494)           -
Investment in Oly Walden Partnership                   (1,999)           -
                                                     --------      -------
Net cash used in investing activities                  (6,777)      (6,820)
                                                     --------      -------

Cash flow from financing activities:
Proceeds from preferred stock issuance                 10,000            -
Repayment of credit facility, net                      (6,000)     (15,807)
Proceeds from convertible debt facility                 1,999            -
                                                     --------      -------
Net cash provided by (used in) financing activities     5,999      (15,807)
                                                     --------      -------
Net increase in cash and cash equivalents               2,851        1,836
Cash and cash equivalents at beginning of year            873        2,108
                                                     --------      -------
Cash and cash equivalents at end of period           $  3,724      $ 3,944
                                                     ========      =======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                 NOTES TO THE FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
Stratus Properties Inc. (STRS or the Company), formerly FM Properties Inc., operates through a partnership in which STRS owned a 99.8 percent interest until December 1997 when STRS acquired the remaining 0.2 percent interest from the outside managing partner (See Note 1 of "Notes to Financial Statements" in the 1997 Annual Report on Form 10-K). As a result of this acquisition, STRS restated previously reported interim 1997 financial results to reflect application of consolidation accounting for its partnership investment rather than the equity method.

2.  EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). STRS adopted SFAS 128 in the fourth quarter of 1997 and restated prior years' EPS data as required by SFAS 128.

    Basic net income (loss) per share was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Third-quarter 1998 diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options, which represented approximately 202,000 shares. The third-quarter 1998 calculation also assumes the conversion of the Company's approximate
1.7 million shares of mandatorily redeemable preferred stock into 1.7 million shares of common stock and takes into account that the Company had $2.0 million of outstanding convertible debt, for a period of one day, that if converted would represent approximately 3,000 shares of common stock. The diluted loss per share calculation for the 1998 nine-month period excludes as anti-dilutive the conversion of the mandatorily redeemable preferred stock and convertible debt discussed above, as well as outstanding options to purchase approximately 303,000 shares of common stock, considering the loss for the period. The Company had options outstanding representing approximately 262,000 and 197,000 shares of common stock in the third quarter and nine months of 1997, respectively, which were included in these period's dilutive net income per share calculations.

    Outstanding options to purchase 299,000 and 235,000 shares of common stock at average exercise prices of $6.14 and $5.23 per share for the third quarter of 1998 and 1997, respectively, and outstanding options to purchase 289,000 and 235,000 shares of common stock at average exercise prices of $6.19 and $5.23 per share for the nine months ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted net income (loss) per share because exercise prices were greater than the average market price for the periods presented.

3.  NEW ACCOUNTING STANDARD
In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earning unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. STRS currently uses no derivatives thus adoption of SFAS 133 would have no impact on STRS' earnings or financial position.

4.  LONG-TERM DEBT
In December 1997, STRS entered into a restructured credit facility consisting of a $35.0 million revolving credit facility and a $15.0 million term loan facility, with individual borrowings bearing interest at rates based on the lead lender's prime rate or LIBOR, at STRS' option. The aggregate commitment will decline to $35.0 million on January 1, 1999,

$15.0 million on January 1, 2000 and will be eliminated on January 1, 2001.
 Accordingly, the Company would classify any borrowings on this credit facility in excess of $35 million as current maturities of long-term debt during 1998. As of September 30, 1998, credit facility borrowings totaled $31.1 million of STRS' $33.1 million outstanding long-term debt. IMC Global Inc. (IGL) has guaranteed amounts borrowed under the facility in exchange for an annual fee, payable quarterly, equal to the difference between STRS' cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the rate on the LIBOR-funded loans under the new facility. STRS cannot amend or refinance the facility without IGL's consent. At September 30, 1998, the amount available under the facility, net of outstanding letters of credit and including available cash was $22.3 million, which on January 1, 1999 would be reduced to $7.3 million. For further discussion of the restructured credit facility, see Note 4 of "Notes to the Financial Statements" in STRS' 1997 Annual Report on Form 10-
K. STRS had $2.0 million of additional long-term debt outstanding on September 30, 1998 resulting from its borrowing on a convertible debt facility (see Notes 5 and 8 below).

5. OLYMPUS TRANSACTION
On May 22, 1998, STRS and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of STRS' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in STRS mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to STRS and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint STRS/Olympus projects. Olympus has the right to nominate up to 20 percent of STRS' Board of Directors.

     The $10 million mandatorily redeemable preferred stock was issued at a stated value of $5.84 per share, the average closing price of STRS common stock during the 30 trading days ended March 2, 1998. STRS used the proceeds from the sale of these securities to repay debt. For further discussion about mandatorily redeemable preferred stock see Note 6 below.

     The $10 million convertible debt facility is available to STRS in whole or in part until May 22, 2004 and is intended to fund STRS' equity investment in new STRS/Olympus joint venture opportunities involving properties not currently owned by STRS. On September 30, 1998, STRS borrowed $2.0 million on this convertible debt facility to fund its investment in the Oly Walden General Partnership (see Note 8). Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. Outstanding principal under the facility is convertible at any time by the holder into STRS common stock at a conversion price of $7.31, which is 125 percent of the average closing price of STRS common stock during the 30 trading days ended March 2, 1998.
 If not converted into common stock, the convertible debt matures on May 22, 2004. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, STRS must pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt is nonrecourse to STRS and will be secured solely by STRS' interest in STRS/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

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

6.  MANDATORILY REDEEMABLE PREFERRED STOCK
STRS has outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.84 per share. Each share of preferred stock will share dividends and distributions, if any, ratably with STRS common stock.
 The preferred stock is redeemable at the holder's option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the "common stock equivalent value") or, at STRS' option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any. The preferred stock must be redeemed no later than May 22, 2004. STRS has the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations.

7.  LITIGATION
STRS is involved in numerous pending litigation matters with the City of Austin and others, which may affect its property development entitlements and ability to secure reimbursement of approximately $25 million relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 3 "Real Estate" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Annual Report on Form 10-K refer to "Capital Resources and Liquidity" and Part II - Other Information, "Legal Proceedings" included elsewhere in this interim report on Form 10-Q.

8.  INVESTMENT IN JOINT VENTURE/GENERAL PARTNERSHIP
On September 30, 1998, STRS entered into a joint venture with Olympus to develop a 75 residential lots in the Barton Creek ABC West Phase I subdivision. In the transaction STRS sold its entire interest in the project to the Oly Stratus ABC West I Joint Venture (the joint venture) for $3.3 million, of which $1.65 million was deferred and will be recognized upon sale of the developed lots by the joint venture. STRS received $2.1 million in cash, a $1.2 million note and made an equity contribution of $0.5 million representing its 50 percent ownership interest in the joint venture. STRS will continue as developer and manager of the project receiving management fees and commissions, as well as other incentives for its services. STRS will account for its investment in the joint venture using the equity method.

    Also, on September 30, 1998, STRS acquired a 50 percent interest in the Oly Walden General Partnership (the partnership), which owns the Walden on Lake Houston project purchased by Olympus in April 1998. STRS paid approximately $2.0 million for its investment in the general partnership, borrowing funds available to it under its $10 million convertible debt facility with Olympus (see Note 5). STRS will continue to manage this property, which currently includes over 700 developed lots and 80 acres of platted but undeveloped real estate. STRS will receive management fees and commissions for its services. STRS will account for its investment in this general partnership using the equity method.

    On September 30, 1998, the partnership entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. The three year, variable rate loan is nonrecourse to the partnership and is secured by the property held by the partnership. Interest is payable monthly and at the partnership's option accrues at either the bank's prime rate or the Eurodollar rate. On October 1, 1998, the partnership borrowed $6.1 million on this loan and used the proceeds to repay the outstanding land acquisition and development costs incurred on the project through September 30, 1998. As required under the loan agreement, on October 1, 1998 a wholly owned subsidiary of STRS deposited with the bank $2.5 million of restricted cash as additional collateral for the loan. This restricted cash balance may be reduced by $0.30 for every $1.00 in principal reduction. Olympus will pay STRS interest at 12 percent per annum for its 50 percent share, net of interest earned on the deposit.

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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (the Company), a Delaware corporation, as of September 30, 1998, and the related statements of operations for the three and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flow for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




                                  /s/ARTHUR ANDERSEN LLP

San Antonio, Texas
October 20, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 OVERVIEW

    Stratus Properties Inc. (STRS or the Company) is engaged in the acquisition, development and sale of commercial and residential real estate properties. STRS' principal real estate holdings are in the Austin, Texas area and consist of approximately 2,450 acres of undeveloped residential, multifamily and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

     STRS also owns approximately 160 developed lots, 200 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed. These real estate interests are managed by professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, operating expenses and development costs, net of revenues, are funded by STRS, and the developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by STRS of its investments and a stated return, resulting from the sale of properties under their management.

        TRANSACTIONS WITH OLYMPUS REAL ESTATE CORPORATION (OLYMPUS)

     On September 30, 1998, STRS and Olympus agreed to enter into two separate joint real estate transactions, pursuant to a strategic alliance entered into on May 22, 1998 (see Note 5)

     The first transaction involved the sale of STRS' ABC West Phase I subdivision tract to a joint venture owned 50 percent each by STRS and Olympus. The joint venture, Oly Stratus ABC West I Joint Venture, agreed to pay $3.3 million for the 28 acre tract, which is expected to yield 75 developed single-family lots to be completed and marketed by early 1999. STRS received cash of $2.1 million, a note for $1.2 million and made an equity contribution of $0.5 million. Under terms of the joint venture, STRS will continue as developer and manager of the project receiving management fees and commissions, as well as other incentives for its services. The joint venture has received a project loan commitment for $3.4 million, which will be secured by the property held in the joint venture. Upon closing of the project loan the joint venture will reimburse STRS $1.6 million for development costs already incurred in the project and for certain Travis County fiscal deposits previously funded by STRS.

     The second transaction involved STRS  acquiring a 50 percent  interest in the Oly Walden, General Partnership, which owns the Walden on Lake Houston project that Olympus purchased in April 1998. STRS paid $2.0 million for its share of the general partnership, borrowing funds available under its $10 million convertible debt facility with Olympus (see Note 5).
 STRS will continue to manage this property, which currently includes over 700 developed lots and 80 acres of platted but undeveloped real estate. STRS will receive management fees and commissions for its services. As of September 30, 1998, STRS had negotiated agreements that provide for the sale of approximately 90 percent of the developed lots. These agreements require the purchasers to close on the lots pursuant to a specific schedule, which STRS anticipates will result in the sale of all such lots over a four year period. Approximately 200 lots have already closed and funded under these agreements.

                          DEVELOPMENT ACTIVITIES

     Development is progressing at several sections of the Barton Creek project, including the construction of utility infrastructure which will serve a significant portion of the 2,450 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites surrounding a new Tom Fazio-designed golf course. STRS expects these homesites to be available for sale by 2000. Permitting and entitlement issues now being litigated, however, raise uncertainty about the timing of completion of the projects in Barton Creek.

     At the Lantana project, STRS has completed construction of a water system to serve the approximately 500 undeveloped acres remaining in the project. The City of Austin over the next three years will reimburse STRS $3.0 million for costs associated with the construction of the pump station at Lantana, with the first $1.0 million payment anticipated in the first quarter of 1999. The property is planned to accommodate up to 2.5 million square feet of commercial space, 1,100 multi-family units, and 330 single-family lots. STRS has commenced work on the 70,000 square foot first phase of its 140,000 square foot Lantana Corporate Center. The project has received all required permits and approvals from the City of Austin. STRS is currently pursuing the final development permits for the 330 lots which represent the residential component of the Lantana project.

                           RESULTS OF OPERATIONS

    STRS' summary operating results follow (In Thousands):

                                      Third Quarter         Nine Months
                                    ----------------     ----------------
                                      1998      1997        1998     1997
                                    -------   -------    --------  -------
Revenues:
  Developed properties              $ 4,311   $ 4,037    $ 10,104  $ 9,227
  Undeveloped properties and other    1,928         -       2,198   15,071
                                    -------   -------    --------  -------
Total revenues                        6,239     4,037       2,302   24,298

Operating income (loss)               1,044      (637)        (45)   3,610

Net income (loss)                       566     3,455      (1,477)   7,171


    Revenues from developed properties represented the sale of 46 and 154 single-family units during the third-quarter and nine-month periods of 1998, respectively, compared with the sale of 66 and 151 single-family homesites, respectively, during the 1997 periods. Undeveloped property revenue for the third-quarter and nine month periods of 1998 reflect the sale of 45 and 47 acres of undeveloped property, respectively, compared with zero and 194 acres of undeveloped commercial and multi-family property during the same periods last year. The 45 acres of undeveloped property sold in the third quarter of 1998 reflects the sale of 28 acres of Barton Creek residential property to the Oly Stratus ABC West I joint venture (see
Note 8) and 17 acres of additional undeveloped property within the ABC Midsection subdivision of Barton Creek for a total of $3.6 million, of which $1.65 million was deferred. (See "Transactions with Olympus" above.)
 STRS remains committed to its business strategy of developing single-family homesites and evaluating commercial development opportunities rather than selling undeveloped tracts of property, despite the sale of these two sections. The tract STRS sold in the ABC Midsection subdivision had limited development potential and STRS will continue as developer of the property held by the ABC West I joint venture. Revenues from sales of developed properties during the third quarter of 1998 reflect the sale of 5 lots in Barton Creek and 41 lots in Houston, Dallas and San Antonio.

    Cost of sales decreased to $9.2 million for the nine months ended September 30, 1998 from $18.6 million for the same period last year. The decrease resulted primarily from the reduction in sales of the Company's undeveloped properties from 194 acres during the 1997 nine-month period to 47 acres during the comparable 1998 period. Reimbursement of certain infrastructure costs, which were previously charged to expense, relating to properties previously sold of approximately $0.8 million and $3.1 million during the 1998 and 1997 nine-month periods, respectively, together with proceeds from the sale of 41 Barton Creek club memberships for approximately $1.1 million in the third-quarter and nine-month periods of 1998, also contributed to the decrease in cost of sales. The Company has fewer than 25 Barton Creek club memberships remaining, with an estimated value of approximately $0.8 million. Sales of these memberships will continue but the exact timing of the sales cannot be accurately estimated.

    General and administrative expenses increased during the nine months ended September 30, 1998, to $3.2 million from $2.1 million during the comparable period last year. The increase resulted primarily from the Company's ongoing efforts to resolve, through litigation, attempts by the City of Austin to restrict the Company's development entitlements and to secure reimbursements of approximately $25 million of infrastructure costs incurred in the development of the Circle C property. Legal expenses for the nine months of 1998 totaled approximately $1.2 million. General and administrative expenses were $0.7 million and $0.6 million during the third quarter of 1998 and 1997, respectively.

    During 1995, legislation was enacted that enabled the Company to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse the Company for costs related to the installation of major utility, drainage and water quality infrastructure. During the first nine months of 1998, the Company received approximately $4.6 million in partial reimbursement of infrastructure costs relating to the Barton Creek and Circle C developments. The proceeds were used in part to fund current development expenditures and to repay debt. The Company expects to receive additional reimbursements for previously incurred infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future reimbursements are uncertain. See Part II, Item 1, "Legal Proceedings" for information regarding litigation concerning Circle C reimbursable costs.

    Net interest expense totaled $495,000 and $1,480,000 in the 1998 third-quarter and nine-month periods, respectively, compared to $547,000 and $1,608,000 during the same periods one year ago. The decrease reflects lower average debt outstanding in the current year. In addition, capitalized interest for the third-quarter and nine-month periods of 1998 was $47,000 and $293,000, respectively, compared to $342,000 and $1,174,000 for the comparable periods of 1997.

    Other income totaled $4.6 million and $5.4 million for the third-quarter and nine-month periods of 1997. These amounts are primarily the result of the Company's September 1997 sale of several working interests and overriding royalty interests in oil and gas properties for $4.5 million, which resulted in a $4.5 million gain. In addition, the third-quarter and nine-month periods included royalty income generated from these properties, prior to their sale, of $0.1 million and $0.8 million, respectively.

                      CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operations totaled $3.6 million during the nine months ended September 30, 1998 compared with $24.5 million during the nine months ended September 30, 1997. The decrease reflects the substantial reduction of undeveloped commercial properties sold and the funding of Travis County fiscal deposits and reimbursable infrastructure construction costs of approximately $3.0 million during the first nine months of 1998. Cash used in investing activities of $6.8 million for the nine months ended September 30, 1998 reflects net real estate and facilities costs of $4.3 million and STRS' investment in two joint ventures of $2.5 million (see
Note 8). The nine-month period of 1997 reflects net, real estate and facilities costs of $6.8 million. Financing activities provided cash of $6.0 million during the nine months ended September 30, 1998 from the issuance of the mandatorily redeemable preferred stock associated with the Olympus transaction (see Note 6), drawing approximately $2.0 million on the convertible debt facility (see Note 5) offset in part by net repayments of $6.0 million on the credit facility (see Note 4). STRS used the excess proceeds to fund real estate development expenditures. Higher revenues in the prior year, mainly from the sale of undeveloped properties, allowed the Company to repay $15.8 million of outstanding debt during the nine months ended September 30, 1997.

     STRS development expenditures during the first nine months of 1998 were funded largely from borrowings under its credit facility, which provides aggregate available credit of $50 million through December 31, 1998, reducing to $35 million through December 31, 1999 and $15 million through December 31, 2000. At September 30, 1998, outstanding debt on this credit facility totaled $31.1 million and the amount available under the facility, net of outstanding letters of credit and including available cash was $22.3 million, which on January 1, 1999 would be reduced to $7.3 million. Anticipated capital expenditures for the remainder of 1998 are expected to be funded by operating cash flow and additional borrowings, with the level of such capital expenditures subject to change based on the resolution of ownership of certain reimbursements of previously incurred infrastructure costs and other legal and regulatory issues, as further discussed in Part II, Item 1, "Legal Proceedings."

     On September 30, 1998, the Oly Walden General Partnership, a 50 percent owned, unconsolidated subsidiary of STRS (see Note 8 and Transaction with Olympus), entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. The three year, variable rate loan is nonrecourse to the partnership and is secured by the property held by the partnership. Interest is payable monthly and accrues at either the bank's prime rate or the Eurodollar rate at the partnership's option. On October 1, 1998, the partnership borrowed $6.1 million on this loan and used the proceeds to repay the outstanding land acquisition and development costs incurred on the project through September 30, 1998. As required under the loan agreement, on October 1, 1998 a wholly owned subsidiary of STRS deposited with the bank $2.5 million of restricted cash as additional collateral for the loan. This restricted cash balance may be reduced by $0.30 for every $1.00 in principal reduction. Olympus will pay STRS interest at 12 percent per annum for its 50 percent share, net of interest earned on the deposit. STRS may be required to deposit additional restricted cash for similar joint venture loans in the future.

     The future performance of STRS continues to be dependent on future cash flows from real estate sales, which will be significantly affected by future real estate values, regulatory issues, development costs, the ability of the Company to continue to protect its land use and development entitlements, and interest rate levels. Significant development expenditures remain to be incurred for STRS' Austin-area properties prior to their eventual sale. These factors, combined with the debt reduction requirements under the credit facility, could impede STRS' ability to develop its properties and expand its business. The closing of the Olympus transaction (see Note 5) improved the Company's capital resources by providing the Company $10 million from equity proceeds and provides for up to an additional $60 million of capital in the future, subject to certain conditions. The Company is continuing to consider a number of other capital raising alternatives, including various forms of debt financing, joint venture/partnership arrangements with Olympus and other means. While bank financing for development of the Company's existing properties is available, obtaining land acquisition financing is generally expensive and remains uncertain. Although STRS believes its efforts will successfully address the capital resource needs discussed above, there can be no assurance that STRS will generate sufficient cash flow or obtain sufficient funds to make required interest and principal payments under the facility.

                      IMPACT OF YEAR 2000 COMPLIANCE

  The Year 2000 ("Y2K") issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e. any system or component that performs calculations, comparisons, sequencing or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

STRS  State of Readiness

  STRS has been pursuing a strategy to ensure all its significant computer systems will be Y2K compliant, i.e, able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Certain computerized business systems and related services are provided under contract by a services company currently owned 10 percent by STRS (the Services Company) which is responsible for ensuring Y2K Compliance for the systems it manages. The Services Company has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by STRS executive management and reported to the Audit Committee of the STRS Board of Directors. In addition, the independent accounting firm functioning as STRS' internal auditors is assisting management in monitoring the progress of the Y2K plan. STRS believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

  The majority of computerized date-sensitive hardware and software components used by STRS or the Services Company are covered by maintenance contracts with the vendors who originally implemented them. Almost all of these vendors have already been contacted regarding Y2K Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

  Information Technology (IT) Systems. The major STRS system which is not fully Y2K Compliant is its accounting system. By the end of 1998 the Services Company will install, for an affiliated entity, a Y2K Compliant version of the same accounting system used by STRS, allowing any installation issues to be identified and rectified prior to installation of this system at STRS in the second quarter of 1999. FMS also provides payroll and cash disbursements processing for STRS. The Services Company has implemented the Y2K version of the payroll interface software and will conduct Y2K Compliance testing of third party-provided payroll services in early 1999. The Services Company will also conduct Y2K testing of the interfaces to its primary bank and bank-provided computerized disbursement services in early 1999 after the bank has completed its internal Y2K Compliance work.

  Non-IT Systems. With a few minor exceptions involving water quality and other environmental monitoring and associated laboratory analysis systems, STRS does not rely upon process control, engineering, or other "Non-IT" systems in its business. STRS expects to complete an assessment of its risks in this area during the first quarter of 1999.

  Third Party Risks.  STRS computer systems are not widely integrated  with the systems of their suppliers or customers. The primary potential risk attributable to third parties would be from a temporary disruption of STRS operations due to a failure by a supplier to meet its contractual obligations for services and/or materials (rather than a failure associated with integrated computer systems). An assessment of third-party risk is scheduled for completion in the fourth quarter of 1998. Based on preliminary work performed to date, STRS does not believe overall risk from third parties is significant.

The Costs to Address STRS Y2K Issues

  Expenditures for the necessary modifications required during 1998 and 1999 will largely be funded by routine software and hardware maintenance fees paid by STRS or the Services Company to the related software providers. Based on current information, STRS believes that the cost of Y2K Compliance will not be material and will be provided for through its normal operating and capital budgets. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on STRS operations. Additionally, current estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on STRS.

The Risks of STRS Y2K Issues

  Based on preliminary risk assessment work conducted thus far, STRS believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on STRS' financial condition or results of operations. A more definitive assessment of this risk will be available at the conclusion of the risk assessment phase of the Y2K project, which is scheduled for completion in the fourth quarter of 1998.

STRS Contingency Plans

     Companies, including STRS, cannot make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. In Securities and Exchange Commission (SEC) Staff Legal Bulletin No. 5, the SEC opined that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve Year 2000 problems are best described as `risk mitigation'."

     Although STRS believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans are being developed to address certain risk areas. The schedule for contingency plan development has a projected completion date of March, 1999. While there can be no assurances that STRS will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.



                           CAUTIONARY STATEMENT

    Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the IGL guarantee, the anticipated outcome of the litigation and regulatory matters, the expected results of STRS' business strategy, Y2K Compliance and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from STRS' expectations include, economic and business conditions, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company and other factors that as described in more detail under the heading "Cautionary Statements" in STRS' Form 10-K for the year ended December 31, 1997.

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

Annexation Litigation: Circle C Land Corp. v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, TX filed 12/19/97).
    In December 1997, the City of Austin (the "City") enacted an ordinance purporting to annex all land within the Southwest Travis County Water District, including the Company's Circle C lands. The Company filed suit seeking reimbursement of developer funded municipal utility districts ("MUD") infrastructure costs that the City is required to pay the Company as a result of the annexation. A summary judgement hearing is currently set for November 24, 1998 to establish the City's liability for developer reimbursements. A jury trial, if necessary, is scheduled for January 20, 1999.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. and Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, TX filed 10/31/97).
     In November 1997, the Company sought a declatory judgement in the Hays County District Court confirming the validity of the Circle C Water Quality Protection Zone ("WQPZ"), which includes approximately 553 acres owned by the Company and located outside the boundaries of any MUD. The City contested the Hays County District Court's jurisdiction but was denied in its motion to transfer venue and all other requested relief. The City appealed the trial court's decision to the Third Court of Appeals. The City also requested that the Third Court of Appeals stay any action in the Hays County District Court, including the Company's motion for summary judgment, pending the Third Court of Appeals' review of the District Court's denial of the plea to the jurisdiction. The Third Court of Appeals refused to stay the summary judgment and, in response, the City filed a writ with the Texas Supreme Court. The Supreme Court accepted the writ and stayed all underlying litigation. Subsequently, the Third Court of Appeals confirmed the trial court's denial of the plea to the jurisdiction. The Company then filed a motion to lift the stay with the Supreme Court. The Supreme Court issued an order lifting the stay allowing the Hays County District Court litigation to proceed to summary judgment and resolution. On September 4, 1998, following summary judgment hearing, the Hays County District ruled that the WQPZ enabling legislation was constitutional and the WQPZ validly created. The City of Austin requested a stay of the Hays County District Court's order, which was denied. Subsequently, the City filed for injunctive relief in the Court of Appeals for the Third District of Texas, which the appellate court denied. On October 1, 1998, the city filed a petition for writ of injunction with the Supreme Court of Texas reiterating its request to stay the Hays County District Court's ruling. On October 22, 1998, the Supreme Court granted a temporary stay. It is anticipated that the Hays County District Court's ruling concerning the constitutionality of the enabling legislation and the validity of the WQPZ will be appealed or resolved in connection with the Supreme Court's resolution of the City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd., et al described below.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd. et al., Cause No. 98-00248 (Travis County 345th Judicial District Court, TX filed 1/9/98).
     On January 9, 1998, the City filed a lawsuit (the "Travis County Suit") in the Travis County District Court against 14 water quality zones and their owners, including the Barton Creek WQPZ. The City challenges the constitutionally of the legislation authorizing the creation of water quality zones. The Attorney General of Texas agreed to intervene in the Travis County suit and the Circle C WPQZ litigation above, to defend the legislation. The City filed a motion for partial summary judgement against one defendant and against the State of Texas. All defendant parties filed motions with regard to summary judgement. A summary judgment hearing was conducted in the Travis County District Court on July 9, 1998. The Travis County District Court entered an order granting the City of Austin's summary judgment motion and declaring the water quality zone legislation unconstitutional. All parties agreed to the form of an order which permits an expedited appeal directly to the Supreme Court of Texas. The Company, and other defendant parties, filed appeals. The Texas Supreme Court has noted probable jurisdiction and set an expedited briefing and hearing schedule. Oral argument will be presented to the Texas Supreme Court on December 9, 1998.

MUD Reimbursement Litigation: Circle C Land Corp. v. Phoenix Holdings, Ltd., Cause No. 97-01388 (Travis County 261st Judicial District Court, TX filed 2/5/97).
     During February 1997, STRS filed a petition for declaratory judgement against Phoenix Holding Ltd. ("Phoenix") in order to secure its ownership of approximately $25 million of MUD reimbursements that pertain to existing infrastructure that serves the Circle C development. Phoenix filed a counter claim against Circle C in June 1997. On February 20, 1998 the District Court granted the Company's motion for summary judgement on the primary case and Phoenix dismissed its counterclaims with prejudice, but reserved the right to appeal the summary judgement of the primary case. On April 10, 1998, Phoenix appealed the summary judgement on the primary case to the Third Court of Appeals. A hearing has been scheduled for December 9, 1998 and a ruling is expected in the first half of 1999.

Item 6.  Exhibits and Reports on Form 8-K.


     (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

     (b) One Current Report on Form 8-K, was filed by the registrant reporting an event under Item 5 on September 9, 1998 during the period covered by this Quarterly Report on Form 10-Q.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          STRATUS PROPERTIES INC.

                         By: /s/ C. Donald Whitmire, Jr.
                             ----------------------------
                               C. Donald Whitmire, Jr.
                             Vice President & Controller
                             (authorized signatory and
                            Principal Accounting Officer)

Date:   November 13, 1998
                                STRATUS PROPERTIES INC.
                                     EXHIBIT INDEX

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

          10.1 Third Amended and Restated Agreement of General Partnership of FM Properties Operating Co. dated as of December 15, 1997 between the Company and STRS L.L.C. Incorporated by reference to Exhibit 10.1 to the Company's 1997 Form 10-K.

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

          10.4 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the _Precept Properties Agreement_). Incorporated by reference to Exhibit 10.8 to the Company's 1992 Form 10-K.

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

          10.10     Oly Stratus  ABC  West I  Joint  Venture
                    Agreement between Oly  ABC West  I, L.P.  and
                    Stratus West I.L.P. dated September 30, 1998.

          10.11     Amendment No. 1 to  the Oly Stratus  ABC
                    West I Joint Venture Agreement dated November
                    9, 1998.

          10.12     Management Agreement between Oly Stratus
                    ABC  West   I  Joint   Venture  and   Stratus
                    Management L.L.C. dated September 30, 1998.

          10.13     Loan Agreement dated September 30,  1998
                    between Oly Stratus ABC West I Joint Venture and Oly Lender Stratus, L.P.

          10.14     General  Partnership   Agreement   dated
                    April 8,  1998  by  and  between  Oly/Houston
                    Walden, L.P. and Oly/FM Walden, L.P.

          10.15     Amendment   No.   1   to   the   General
                    Partnership Agreement dated September 30, 1998 by and among Oly/Houston Walden, L.P., Oly/FM Walden, L.P. and Stratus Ventures I Walden, L.P.

          10.16     Development   Loan    Agreement    dated
                    September 30, 1998 by and between Oly  Walden
                    General Partnership and Bank One, Texas, N.A.

          10.17     Guaranty Agreement  dated September  30,
                    1998  by  and  between  Oly  Walden   General
                    Partnership and Bank One, Texas, N.A.

          10.18     Management Agreement dated April 9, 1998
                    by  and  between  Oly/FM  Walden,  L.P.   and
                    Stratus Management, L.L.C.

                    Executive Compensation Plans and Arrangements
                    (Exhibits 10.20 through 10.23)

          10.20     The  Company's   Performance   Incentive
                    Awards Program, as amended. Incorporated by reference to Exhibit 10.21 to the STRS Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          10.21     STRS Stock  Option  Plan, as  amended.
                    Incorporated by reference to Exhibit 10.9 to the Company's 1997 Form 10-K.

          10.22 STRS Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to the Company's 1997 Form 10-K.

          10.23     Stratus Properties Inc. 1998 Stock Option Plan.

          15.1      Letter dated  October  20, 1998  from  Arthur
                    Andersen  LLP  regarding  unaudited   interim
                    financial statement.

          27.1      Financial Data Schedule.