Form 10-K405
period 1998-12-31
STRATUS PROPERTIES INC
filed 1999-03-26
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From .......... to ..........
                 Commission file number 0-19989

                     Stratus Properties Inc.
       (Exact name of Registrant as specified in Charter)
          Delaware                             72-1211572
     (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)       Identification No.)



     98 San Jacinto Blvd., Suite 220
                 Austin, Texas                    78701
    (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including  area code:  (512)478-5788

   Securities registered pursuant to Section 12(b) of the Act:

                              None

   Securities registered pursuant to Section 12(g) of the Act:

             Common Stock Par Value $0.01 per Share
                 Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $43,880,000 on March 16, 1999.

     On March 16, 1999, 14,288,270 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be submitted to the  registrant's stockholders  in  connection with  its  1999
Annual Meeting to be held on May 13, 1999, are incorporated by reference into Part III of this Report.




                        TABLE OF CONTENTS
                                                             Page

Part I..........................................................1

 Item 1  Business...............................................1
         Overview...............................................1
         Company Strategies.....................................1
         Credit Facility and IGL Debt Guarantee.................2
         Transactions with Olympus..............................2
         Regulation and Environmental Matters...................3
         Employees..............................................3
         Cautionary Statements..................................3

 Item 2. Properties.............................................5

 Item 3  Legal Proceedings......................................5

 Item 4. Submission of Matters to a Vote of Security Holders....7
      Executive Officers of the Registrant .....................7

Part II.........................................................7

 Item 5. Market for Registrant's Common Equity and Related
      Stockholder Matters ......................................7

 Item 6. Selected Financial Data................................8

 Items 7. and 7A.
      Management's Discussion and Analysis of Financial
      Condition and Results of Operations and Disclosures
      about Market Risks .......................................8

 Item 8. Financial Statements and Supplementary Data...........14

 Item 9. Changes  in  and   Disagreements  with  Accountants on
      Accounting and Financial Disclosure .....................26

Part III.......................................................26

 Item 10. Directors and Executive Officers of the Registrant...26

 Item 11. Executive Compensation...............................26

 Item 12.Security Ownership of Certain Beneficial Owners and
       Management..............................................26

 Item 13. Certain Relationships and Related Transactions ......26

Part IV........................................................26

 Item 14.Exhibits, Financial Statement Schedules and Reports on
         Form 8-K  ............................................26

Signatures....................................................S-1

Financial Statement Schedules.................................F-1

Exhibits......................................................E-1




                             PART I
Item 1.  Business
Overview
Stratus Properties Inc., a Delaware corporation (STRS), was organized in March 1992 by the former parent company, Freeport-McMoRan Inc. (FTX), and operates through Stratus Properties Operating Co., a Delaware general partnership (the Partnership), which is owned by STRS and a wholly owned subsidiary of STRS. STRS was formed to hold, operate and develop substantially all domestic oil and gas properties of, and substantially all domestic real estate then held for development by, FTX and certain of its subsidiaries. STRS also assumed substantially all of the liabilities related to such assets, including approximately $500 million of indebtedness, substantially all of which was guaranteed by FTX (see "Credit Facility and IGL Debt Guarantee" below). STRS sold all of its oil and gas properties and currently is engaged solely in the development and marketing of real estate in the Austin, Dallas, Houston and San Antonio, Texas areas.

STRS' principal real estate holdings are currently in the Austin, Texas area and consist of approximately 2,450 acres of undeveloped residential, multi-family and commercial property within the Barton Creek development, 1,300 acres of undeveloped property within the Circle C Ranch development, and 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

STRS also owns 99 developed lots, 169 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas that are being actively marketed. See Item 2, "Properties." These real estate interests are managed by unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, STRS funds operating expenses and development costs, net of revenues, and the developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by STRS of its investments and a stated return, resulting from the sale of properties under their management.

Pursuant to a joint venture agreement between STRS and IMC-Agrico Company (IMC-Agrico), a joint venture between Phosphate Resource Partners Limited Partnership, an affiliate of IMC Global Inc.
(IGL), and IGL, STRS may also participate in the potential future development of up to approximately 171,000 acres of land in Florida owned by IMC-Agrico that has been or will be reclaimed following completion of IMC-Agrico's phosphate mining activities on the properties. No significant development activity is expected in Florida in the near future.

Company Strategies
Since the formation of STRS, the primary objective of managing, developing and operating its assets has been the reduction of its indebtedness and the elimination of the debt guarantee. During 1996 and 1997, STRS was able to sell a substantial number of properties in the Austin area because of several positive legislative and judicial developments. As a result, STRS generated significantly higher operating cash flows, which enabled it to reduce its debt by $63 million during 1996 and $21.2 million during 1997. Outstanding debt totaled $29.2 million at December 31, 1998.

In December 1997 in connection with the merger of FTX and IGL, STRS restructured its credit agreement and purchased the portion of the Partnership that it did not previously own. These events enabled STRS to become an autonomous company, reduced restrictions on its business activities and allowed it to pursue its long standing objective of establishing a long-term, self-supporting capital structure. In May 1998, STRS formed a strategic alliance with Olympus Real Estate Corporation (Olympus) to develop certain of STRS' existing properties and to jointly pursue new real estate acquisition and development activities. These transactions are discussed in more detail below under the headings, "Credit Facility and IGL Debt Guarantee" and "Transactions with Olympus."

STRS continues to focus its efforts on reducing and/or restructuring its debt, developing its properties, and increasing its return on stockholders' equity. Key factors in accomplishing these goals include:

 . STRS' overall strategy is to enhance the value of its Austin properties by securing and maintaining development entitlements, developing and building its own real estate projects for sale or investment and limiting the need for tract sales to subdevelopers, thereby increasing STRS' potential returns from its core assets. These future developments may be through joint ventures or wholly owned by STRS. To that end, STRS has recently completed construction at the ABC West Joint Venture project and is currently developing the first phase of an office project at its Lantana Corporate Center and several new subdivisions surrounding a new Tom Fazio designed golf course being constructed on its Barton Creek project.

 . STRS believes that it has the right to receive in the future up to $40 million in reimbursement of certain of its prior municipal utility development costs. Substantial additional costs eligible for reimbursement will be incurred in the future as development continues. STRS received approximately $4.7 million of Municipal Utility District (MUD) reimbursements during 1998. Approximately $1.0 million of these reimbursements were associated with the Barton Creek MUDs while the remaining $3.7 million was received from the Circle C MUDs. STRS is continuing litigation to enforce its entitlement rights to almost approximately $18 million in Circle C MUD reimbursements. See Item 3, "Legal Proceedings," for more details on that matter.

 . STRS faces significant challenges to the development entitlements of its core properties in Austin, which are more fully discussed under Item 3, "Legal Proceedings." STRS will continue to vigorously defend its rights to the development entitlements of all its properties, but the City of Austin's (the City) aggressive attempts to restrict growth in the area of STRS' holdings have had and are expected to continue to have a negative effect on near term development and sales activities.

 . During 1998 STRS acquired a 50 percent interest in a partnership with Olympus to manage the development of Olympus'
  Walden on Lake Houston project near Houston, Texas. STRS will continue to evaluate new opportunities in its existing markets, including Dallas, Houston and San Antonio, as well as elsewhere, in an effort to diversify its holdings both geographically and by type of product.

The transactions described under the heading "Transactions with Olympus" and "Credit Facility and IGL Debt Guarantee" below have increased STRS' autonomy over its operations and short-term financial flexibility and enabled STRS to further develop its core assets in Austin. However, significant capital resources will be required to fund STRS' further development expenditures and debt reduction requirements under its existing credit agreement. See "Capital Resources and Liquidity" included herein under Items 7 and 7A. In addition, STRS anticipates continued challenges to its development entitlements from the City and special interest groups that may result in delays and higher development costs requiring additional capital unless resolved. See Item 3, "Legal Proceedings." STRS will continue to explore options for restructuring or refinancing its credit agreement and various means of raising capital, including equity and subordinated debt investments and additional joint ventures with Olympus. The future performance of STRS continues to be dependent on its cash flows from real estate sales, which will be significantly affected by future real estate values, regulatory issues, development costs, future interest rate levels and the ability of STRS to continue to protect its land use and development entitlements. STRS will be required to actively pursue all of its alternatives in order to generate sufficient cash flow or obtain sufficient funds to carry out its development programs and reduce its bank debt from $27.1 million at December 31, 1998 to $15 million by January 1, 2000 as required by its existing credit facility.

Credit Facility and IGL Debt Guarantee
On December 22, 1997, FTX merged into IGL (the Merger). In connection with the Merger, FTX sold its 0.2 percent interest as managing general partner of the Partnership to STRS and a wholly owned subsidiary of STRS for $100,000. In addition, STRS restructured its bank credit agreement to extend its term to January 1, 2001, with staged reductions of credit available through the term. STRS had available credit of $50 million through December 31, 1998. On January 1, 1999 the available credit was reduced to $35 million through December 31, 1999, and will be further reduced to $15 million on January 1, 2000. On January 1, 2001, availability under this credit agreement will be terminated. As a result of the Merger, IGL became guarantor under this credit agreement in place of FTX. As financial guarantor of STRS' credit agreement, IGL receives an annual fee equal to the difference between STRS' cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the rate on LIBOR-funded loans under the restructured agreement.
This fee was 60 basis points (0.6 percent) annually as of December 31, 1998. STRS has granted liens in favor of IGL on certain of its properties as security for the guarantee. These liens would be released for property sales, subject to certain restrictions. Additionally, under the guarantee terms STRS cannot amend or refinance the credit facility without IGL's consent.

Transactions with Olympus
On May 22, 1998, STRS and Olympus, an affiliate of Hicks, Muse, Tate and Furst Incorporated, formed a strategic alliance to develop certain of STRS' existing properties and to pursue new real estate acquisition and development opportunities. Under terms of the agreement, Olympus purchased $10 million of STRS' mandatorily redeemable preferred stock, provided a $10 million convertible debt facility to STRS and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint STRS/Olympus projects. Olympus has the right to nominate one member or up to 20 percent of STRS' Board of Directors, whichever is greater.

On September 30, 1998, STRS entered into two separate transactions with Olympus. The first provided for the development of a 75 residential lot project at the Barton Creek ABC West Phase I subdivision. STRS sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for its 50 percent equity interest in the ongoing project. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus purchased in April 1998 and STRS has managed ever since. STRS acquired its 50 percent interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility. For further discussion of transactions see "Transactions with Olympus" included in Items 7 and 7A below.

Regulation and Environmental Matters
STRS' real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats.

 Such regulation has delayed and will likely continue to delay development of STRS' properties and result in higher developmental and administrative costs. See Item 3, "Legal
Proceedings."

STRS is making, and will continue to make, expenditures with respect to its real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. Upon analysis of its operations in relation to current and presently anticipated environmental requirements, STRS does not anticipate that these costs will have a material adverse effect on its future operations or financial condition.

Employees
Since January 1, 1996, a corporation currently owned 10 percent by STRS (the Services Company), has provided executive, accounting, legal, financial, tax, insurance, personnel and management information and similar services pursuant to a services agreement between STRS and the Services Company, which STRS may terminate at any time upon 90 days notice. Effective January 1, 1998, the Services Company provides these services on a cost reimbursement basis, which totaled $1.0 million in 1998. Previously the Services Company provided these services to STRS for a fixed annual fee of $500,000. At December 31, 1998, STRS had 14 employees, who manage its operations and supervise the functions of Services Company personnel under the Services Agreement.

Cautionary Statements
This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business," "Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" regarding STRS' financial position and liquidity, payment of dividends, strategic plans, future financing plans, development and capital expenditures, business strategies, and other plans and objectives of the management of STRS for future operations and activities.

Forward-looking statements are based on certain assumptions and analysis made by STRS in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in STRS' other filings with the Securities and Exchange Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by STRS, changes in laws or regulations and other factors, many of which are beyond the control of STRS. Readers are cautioned that these statements are not guarantees of future performance, and actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to STRS or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others:

Financing and Liquidity. Substantial reductions in STRS' debt have been made since its formation in 1992. However, significant capital resources will be required to fund STRS' development expenditures and its debt reduction requirements under its credit agreement. STRS continues to explore options for restructuring or refinancing its credit agreement and various means of raising capital, including equity sales, formation of joint ventures with Olympus, various forms of debt financing and other means. STRS' performance continues to be dependent on future cash flows from real estate sales, and there can be no assurance that STRS will generate sufficient cash flow or otherwise obtain sufficient funds to make the required debt reduction to $15 million by January 1, 2000 under its credit agreement.

Although all of STRS' outstanding bank debt subject to the terms of the bank credit facility is currently guaranteed by IGL, there is no commitment by IGL to guarantee any such debt after December 2000, and there is no expectation that IGL will provide any further guarantee.

STRS' real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers' existing residences.

Performance of the Real Estate Industry. The real estate activities of STRS are subject to numerous factors outside of the control of management, including local real estate market conditions (both where its properties are located and in areas where its potential customers reside), substantial existing and potential competition, the cyclical nature of the real estate business, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments are relatively illiquid and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect of these factors on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Regulatory Approval. Before STRS can develop a property it must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, architectural design and environmental issues. Because of the discretionary nature of these approvals and the concerns about development in the areas where STRS' properties are located that are often raised by government agencies and special interest groups during the approval and development processes, STRS' ability to develop properties and realize future income from its projects could be delayed, reduced, prevented or made more expensive.

The City and certain special interest groups have long opposed certain of STRS' plans in the Austin area and have taken various actions to partially or completely restrict development in certain areas, including areas where some of STRS' most valuable
properties are located.   These actions are being actively
opposed by STRS and other interested parties, and management does not believe unfavorable rulings will have a significant long-term adverse effect on the overall value of STRS' property holdings. However, because of the regulatory environment that continues to exist in the Austin area and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct. A more complete discussion of these matters is set forth under Item 3, "Legal Proceedings."

Environmental Regulation.   Real estate development is subject to
state and federal regulations and to possible interruption or termination on account of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Certain of the Barton Creek properties include nesting territories for the Golden Cheek Warbler, a federally listed endangered species. In February 1995 STRS received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act (the ESA), which to date has allowed the development of the Barton Creek properties, free of restrictions under the ESA related to the maintenance of habitat for the Golden Cheek Warbler. Additionally, in April 1997, the U.S. Department of Interior
(DOI) listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the DOI not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander hasn't affected, nor does STRS anticipate it will affect, its Barton Creek and Lantana properties for several reasons, including the results of technical studies and STRS' U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. STRS' Circle C properties may, however, be affected, although the extent of any impact cannot be determined at this time. Special interest groups provided written notice of their intention to challenge STRS' 10(a) permit and compliance with water quality regulations, but no challenge has yet to occur.

STRS is making, and will continue to make, expenditures with respect to its real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future.

Competition. STRS' business is highly competitive. A large number of companies and individuals are engaged in the real estate business, and many of them possess financial resources greater than those of STRS. In each of STRS' markets it competes against local developers who are committed primarily to particular markets and also against national developers who acquire properties throughout the United States.

Geographic Concentration and Dependence on the Texas Economy. STRS' real estate activities are located entirely in the Austin, Dallas, Houston and San Antonio, Texas areas. Because of STRS' geographic concentration and limited number of projects, its operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Texas economy affects sales of STRS' properties and consequently has an impact on the income derived from STRS' real estate activities and the underlying values of property owned by STRS. While the Texas economy has remained healthy in recent years, current concerns relating to the oil and gas industry may have a negative effect on this trend.

Natural Risks. STRS' performance may be adversely affected by weather conditions that delay development or damage property.

Item 2. Properties
The following table provides information on STRS' holdings, including its inventory of finished lots and acreage to be developed. The acreage to be developed is broken down into anticipated uses for single family lots, multi-family units and commercial development based upon STRS' understanding of the properties' existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed due to the nature of the approval and development process and market demand for a particular use. See Item 3, "Legal Proceedings," for more details. For information concerning STRS' real estate holdings in its unconsolidated affiliates, see "Transaction with Olympus" above and "Managements Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risk" in Items 7 and 7A below.

                                Potential Development Acreage
                             -------------------------------------
                 Developed   Single  Multi-
                   Lots      Family  family  Commercial     Total
                 ---------   ------  ------  ----------    -------
 Austin
   Barton Creek          6    1,525     249         673      2,447
   Lantana               -      154      36         323        513
   Circle C              -        -     212       1,062      1,274
  Dallas
   Bent Tree             8        -      18           -         18
   Willow Bend           6        -       -           -          -
  Houston
   Copper Lakes         68      169       -           -        169
  San Antonio
   Camino Real          17        -      57           -         57
                 ---------   ------  ------  ----------    -------
 Total                 105    1,848     572       2,058      4,478
                 =========   ======  ======  ==========    =======

Item 3.  Legal Proceedings
Various regulatory matters and litigation involving STRS' development of its Austin properties are summarized below.

Save our Springs (SOS) Ordinance Litigation: Quick, et al. v. City of Austin, et al., Cause No. 92-0637 (Hays County 22nd Judicial District Court, Texas filed 10/1/92). In 1992, the City promoted, and a public initiative enacted, a restrictive water quality ordinance, the SOS Ordinance. In 1994, the Hays County Court declared the ordinance unconstitutional. In 1996, the Austin Court of Appeals reversed the lower court's decision but upheld the lower court's ruling on certain grandfathered rights for land previously platted. STRS may benefit from the grandfathered rights decision because a significant portion of STRS' Austin area properties was previously platted. On May 8, 1998, the Texas Supreme Court ruled that the SOS ordinance is valid. At this point, the adverse effect of the Supreme Court's ruling on STRS' Austin properties is uncertain for two reasons:
(1) the grandfathered rights referenced above, if valid, should protect previously platted land; and (2) most of STRS' property has been removed from Austin's jurisdiction because of the creation of Water Quality Protection Zones (WQPZ), if valid, and the creation of the Southwest Travis County Water District (the STCWD) at Circle C, both authorized by Texas state legislation in 1995. However, the STCWD legislation has been declared unconstitutional by a district court in Austin. Additionally, the grandfathered rights are affected by the inadvertent repeal of S.B. 1704 in the 1997 session of the Texas State legislature and the City has challenged the constitutionality of the legislation authorizing the creation of the WQPZs, as well as the validity of the WQPZs, each further described below.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief
Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County
345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 WQPZ and the their owners, including the Barton Creek WQPZ, challenging the constitutionality of the legislation authorizing the creation of water quality zones. The Attorney General of Texas intervened in this suit and the Circle C WQPZ litigation, described below, to defend the legislation. The City filed a motion for partial summary judgment against one defendant and against the State of Texas. All defendant parties filed motions with regard to summary judgment. A summary judgment hearing was conducted in the Travis County District Court on July 9, 1998. The District
Court entered an order granting the City's motion for summary judgment motion and declaring the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme Court. STRS and other defendants filed appeals. The Texas
Supreme Court noted probable jurisdiction and set an expedited briefing and hearing schedule. Oral argument was presented to the Texas Supreme Court on December 9, 1998. A ruling is expected in 1999.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp., a wholly owned subsidiary of STRS, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any MUD. In November 1997, STRS sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. The District Court denied the City's motion to deny jurisdiction and transfer venue and, the City appealed the trial court's decision to the Third Court of Appeals. The City also requested that the Third Court of Appeals stay any action in the Hays County District Court, including STRS' motion for summary judgment, pending the Court of Appeals' review of the District Court's denial of the decision on jurisdiction. The Court of Appeals refused to stay the summary judgment proceeding and, in response, the City filed a writ with the Texas Supreme Court. The Texas Supreme Court accepted the writ and stayed all underlying litigation. Subsequently, the Court of Appeals confirmed the trial court's decision on jurisdiction. STRS then filed a motion to lift the stay with the Supreme Court which was granted. On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City filed a petition for writ of injunction with the Texas Supreme Court requesting a stay of the District Court's ruling. On October 22, 1998, the Supreme Court granted a temporary stay. It is anticipated that the merits of Hays County District Court's ruling concerning the constitutionality of the enabling legislation and the validity of the Circle C WQPZ will be appealed or resolved in connection with the Supreme Court's resolution of the City's WQPZ action described above.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County
53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, STRS' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse STRS for a significant portion of the costs incurred for water, wastewater and drainage infrastructure.
 Because the City failed to pay these costs upon annexation, as required by statute, STRS sued the City. The City's total reimbursement obligation to the Circle C developers is currently estimated at $22 million, of which STRS' share is currently estimated at approximately $18 million. These proceeds are also subject to the Phoenix litigation described below. The City's and STRS' engineers and auditors are reviewing financial and engineering materials in an effort to reach agreement on the proper amount of STRS' reimbursement claim. A trial has been set for May 24, 1999. STRS will continue to pursue this action vigorously.

Phoenix Litigation: Circle C Land Corp. v. Phoenix Holdings, Ltd., Cause No. 97-10388 (Travis County 261st Judicial District Court, Texas filed 2/5/97). In February 1997, Circle C filed a petition for declaratory judgment against Phoenix, which purchased the residential portion of Circle C's lands, seeking a declaration that Circle C is entitled to most of the MUD reimbursements for infrastructure cost incurred at Circle C. Phoenix filed a counterclaim in June 1997. In February 1998, the District Court granted Circle C's summary judgment motion on the primary case and Phoenix dismissed its counterclaim with prejudice, but reserved the right to appeal the summary judgment of the primary case. On April 10, 1998, Phoenix appealed. In March 1999, the Texas Third Court of Appeals upheld the District Court's ruling in favor of Circle C. On March 18, 1999, Phoenix filed a motion for rehearing with the Texas Third Court of Appeals, which STRS expects will be denied. See "Annexation litigation" above for the estimated amount of MUD reimbursement currently due to STRS.

Legislative Matters. In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704), which established the grandfathered rights for previously platted lands. Trial counsel has advised STRS, that in his opinion, this inadvertent repeal should not affect STRS' rights to develop its properties. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City likely will attempt to apply these regulations to portions of STRS' Circle C property and Lantana. If the City takes this position, STRS will assert and defend its grandfathered entitlements. STRS expects the Texas State Legislature to remedy this inadvertent repeal in 1999.

SOS Notices of Intent.   The SOS coalition (the Coalition) has
issued notices of intent to sue under the Endangered Species Act and the Clean Water Act. The notice relative to the Endangered Species Act alleges a non-authorized take of Golden Cheek Warbler habitat under STRS' Section 10(a) Permit of the Barton Creek development. The second notice relates to alleged violations of the Clean Water Act pertaining to the Barton Creek wastewater treatment plant. This facility is operated pursuant to a "no discharge" permit from the Texas Natural Resource Conservation Commission. The Coalition alleges that there is, in fact, an ongoing discharge of treated effluent into Barton Creek. No suit has been filed but if suit is brought, STRS will vigorously defend against these allegations.

     STRS maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverage customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

Executive Officers of the Registrant
Certain information, as of March 16, 1999, regarding the executive officers of STRS is set forth in the following table and accompanying text.

           Name                   Age       Position or Office
           ----                   ---       -------------------
  William H. Armstrong III         34       Chairman of the Board, President
                                            and Chief Executive Officer
  Kenneth N.  Jones                39       General Counsel

     Mr. Armstrong has been employed by STRS since its inception in 1992. He has served as STRS' Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996. Previously Mr. Armstrong served as Chief Operating Officer from August 1996 to May 1998 and as Chief Financial Officer from May 1996 to August 1996. He served as Executive Vice President from August 1995 to August 1996. Previously, Mr. Armstrong was a member of the Finance and Business Development Group of FTX with responsibility for real estate activities.

     Mr. Jones has served as General Counsel of STRS since August
1998.  Mr. Jones is a partner with the law firm of Armbrust Brown
& Davis, L.L.P. and provides legal and business advisory services to STRS under a consulting arrangement with his firm.


                             PART II

Item 5.    Market  for Registrant's  Common  Equity  and  Related
Stockholder Matters

STRS's common stock trades on the Nasdaq National Market under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq.

                            1998             1997
                      ---------------   ---------------
                       High      Low     High      Low
                      ------   ------   ------   ------
First Quarter         $ 7.13   $ 4.63   $ 3.94   $ 2.06
Second Quarter          6.63     3.88     3.94     2.31
Third Quarter           4.75     3.00     5.44     2.81
Fourth Quarter          4.13     2.63     5.75     3.03


     STRS has not in the past and does not anticipate in the foreseeable future paying cash dividends on its common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of STRS' Board of Directors. STRS' ability to pay dividends is restricted by the terms of its credit agreement. As of March 16, 1998 there were 9,015 record holders of STRS common stock.

Item 6.  Selected Financial Data
The following table sets forth selected historical financial data for STRS for each of the five years in the period ended December 31, 1998. The historical financial information is derived from the audited financial statements of STRS and is not necessarily indicative of future results. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks" and STRS' historical financial statements and notes thereto contained elsewhere in this Form 10-K.

                                    1998    1997 a   1996    1995    1994 b
                                  -------- -------- ------- ------- ---------
                                    (In Thousands, Except PerShare Amounts)
   Years Ended December 31:
Revenues                          $ 17,590 $ 30,953 $   -   $   -   $     -
Loss from Partnership                  -        -      (346)   (571) (118,741)
Operating income (loss)               (572)   3,907    (566) (2,367) (122,869)
Net income (loss)                   (2,638)   7,006c     76     153   (86,290)
Basic net income (loss) per share    (0.18)    0.49    0.01    0.01     (6.04)
Diluted net income (loss) per share  (0.18)    0.48    0.01    0.01     (6.04)
Basic average shares outstanding    14,288   14,288  14,286  14,286    14,286
Diluted average shares outstanding  14,288   14,517  14,390  14,312    14,286
At December 31:
Real estate and facilities, net     96,556  105,274     -       -         -
Investment in the Partnership          -        -    56,055  56,401    56,972
Total assets                       111,829  112,754  60,985  60,897    60,903
Stockholders' equity                63,969   66,607  59,599  59,523    59,370

___________

a. Prior to 1997, reflects STRS' investment in the Partnership under the equity basis of accounting. See discussion under "Overview" in Items 7 and 7A below and Note 1 to the financial statements.
b. Includes a $115.0 million ($8.05 per share) charge for a write-down of real estate assets.
c. Includes a $4.5 million ($0.31 per share) gain from sale of oil and gas properties.

Items 7.  and  7A.    Management's  Discussion  and  Analysis  of
Financial Condition and Results  of Operations  and Disclosures  about
Market Risks

Overview
Stratus Properties Inc. (STRS) is engaged in the acquisition, development and sale of commercial and residential real estate properties. STRS' principal real estate holdings are currently in the Austin, Texas area and consist of approximately 2,450 acres of undeveloped residential, multi-family and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped property within the Circle C Ranch development, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

STRS also owns 99 developed lots, 169 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed. These real estate interests are managed by unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties. Under the terms of these agreements, operating expenses and development costs, net of revenues, are funded by STRS, and the developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by STRS of its investments and a stated return, resulting from the sale of properties under their management. As of December 31, 1998 no amounts have been or are expected to be paid in connection with these agreements.

On December 22, 1997 Freeport-McMoRan Inc. (FTX) merged into IMC Global Inc. (IGL) (the Merger). Prior to the Merger, STRS operated through its 99.8 percent general partnership interest in STRS Properties Operating Co., a Delaware general partnership (the Partnership). The remaining 0.2 percent general partnership interest was held by FTX, which also served as the Partnership's managing general partner. STRS reflected its investment in the Partnership on the equity basis of accounting because of certain rights held by FTX as managing general partner regarding the Partnership's operations as long as it guaranteed any of the Partnership's debt. In connection with the Merger, FTX sold its
0.2 percent general partnership interest to STRS and a wholly owned subsidiary of STRS for $100,000. STRS also restructured and consolidated its existing debt in December 1997, extending its availability until January 1, 2001 and provided for staged reductions in available credit. IGL became guarantor of this restructured debt in place of FTX. See "Capital Resources and Liquidity" below. As a result of FTX's sale of its interest, elimination of its rights as a partner and replacement of the FTX guarantee with the IGL guarantee, STRS' financial statements reflect the Partnership's assets, liabilities and operating results under consolidation accounting effective January 1, 1997 (see Note 1 of Notes to Financial Statements). All subsequent references to "Notes" refer to the Notes to Financial Statements located in Item 8 found elsewhere in this Form 10-K.

Transactions With Olympus Real Estate Corporation (Olympus)
On September 30, 1998, STRS and Olympus, an affiliate of Hicks,
Muse, Tate & Furst Incorporated, agreed to enter into two separate joint real estate transactions, pursuant to a strategic alliance entered into on May 22, 1998 (see Note 2).

The first transaction involved the sale of STRS' ABC West Phase I subdivision tract in Barton Creek to a joint venture owned 50 percent each by STRS and Olympus. The joint venture, Oly Stratus ABC West I Joint Venture (ABC Joint Venture), agreed to pay $3.3 million for the 28 acre tract. This tract has subsequently been developed into 75 single-family lots which are currently being marketed. STRS received cash of $2.1 million, a note for $1.2 million and made an equity contribution of $0.5 million upon formation of the joint venture. Under terms of the joint venture, STRS will continue as developer and manager of the project, receiving management fees and commissions as well as other incentives for its services. The joint venture closed on a project development loan with a commercial bank for $3.9 million in November 1998. The loan is secured by the property held in the joint venture. Upon closing of the project loan STRS was reimbursed $1.9 million for development costs already incurred for the project and for certain Travis County fiscal deposits previously funded by STRS.

The second transaction involved STRS acquiring a 50 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owns the Walden on Lake Houston project in Houston, Texas that Olympus purchased in April 1998. STRS has managed this project since April 1998 on Olympus' behalf under the terms of a management agreement. STRS paid $2.0 million for its share of the Walden Partnership, borrowing funds available under its $10 million convertible debt facility with Olympus (see
Note 2). STRS will continue to manage this property, which currently includes approximately 700 developed lots and 80 acres of platted but undeveloped real estate, and will receive management fees and commissions for its services. As of December 31, 1998, STRS had negotiated agreements that provide for the sale of approximately 90 percent of the developed lots. These agreements require the purchasers to close on the lots pursuant to a specific schedule, which STRS anticipates will result in the sale of all such lots over a four year period. Approximately 230 lots have already closed and funded under these agreements.

Development Activities
Development is progressing at several sections of the Barton Creek project, including the construction of utility infrastructure which will serve a significant portion of the 2,450 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites surrounding a new Tom Fazio-designed golf course, which is expected to be completed in the third quarter of 1999. STRS expects these homesites to be available for sale by late 2000. Permitting and entitlement issues now being litigated, however, raise uncertainty about the timing of completion of the projects at Barton Creek.

At the Lantana project, STRS has completed construction of a $3.0 million water system to serve the approximate 500 undeveloped acres remaining in the project. The City of Austin (the City) has approved the completion of this water system and reimbursed STRS $1.0 million of the system's costs in December 1998, with the remaining balance to be paid ratably in 1999 and 2000. The property is planned to accommodate up to 2.5 million square feet of commercial space, 1,100 multi-family units, and 330 single-family lots. STRS has commenced site work and received a $6.6 million project loan commitment for the 70,000 square foot first phase of its 140,000 square foot Lantana Corporate Center. STRS anticipates entering into a joint venture with Olympus for this project and finalizing the project development loan during the second quarter of 1999.

STRS is currently entitling approximately 250 acres within Barton Creek for the development of 54 single family homesites. The proposed development is being permitted pursuant to the Save Our Spring (SOS) ordinance (see Note 6). The developed lots could be marketed as early as year-end 1999 pending timely approval of the project by the City.

STRS has finalized plans for the development of its 46 acre Bee
Cave tract, which is outside of the City's jurisdictional area.
This development project is anticipated to yield 39 developed lots and 30,000 square feet of commercial space.

Results Of Operations
As noted above, STRS operates through the Partnership and, prior to January 1, 1997, reflected the Partnership's results of operations using the equity method of accounting. Accordingly, the following discussion and analysis addresses the results of operations and the capital resources and liquidity of STRS for 1998 and 1997 and of the Partnership for 1996, collectively referred to as "STRS" hereafter.

During 1997 and 1996 STRS was able to capitalize on sales opportunities at its properties in the Austin area brought about by several positive legislative and judicial developments that occurred during 1995. Previously, development of the STRS' Austin area properties had been delayed principally because of disagreements with the City over ordinances governing development activities in the Barton Creek and Circle C areas. Summary operating results follow (in thousands):

                                          1998       1997        1996
                                        --------   --------    --------
Revenues
Developed properties                    $ 14,457   $ 17,723    $ 44,016
Undeveloped properties and other           2,667     13,230      35,161
Commissions, management fees and other       466        -           -
                                        --------   --------    --------
Total revenues                            17,590     30,953      79,177
                                        --------   --------    --------
Operating income (loss)                     (572)a    3,907a      3,534

Net income (loss)                         (2,638)a    7,006a,b     (346)


a. Includes reimbursement of $0.8 million and $3.1 million for previously expensed infrastructure costs in 1998 and 1997, respectively.
b. Includes a $4.5 million gain from sale of oil and gas property interests.

Revenues from developed properties in 1998 represented the sale of 213 single family homesites. Revenues from undeveloped properties for 1998 represented the sale of 2 acres of commercial property in Dallas and 72 acres of residential land, including the sale of 28 acres of Barton Creek residential property to the Oly Stratus ABC West I Joint Venture (see Note 4), 27 acres of residential property in San Antonio and 17 acres of undeveloped property within the ABC Midsection subdivision of Barton Creek. STRS is committed to the long-term strategy of developing single-family homesites and evaluating commercial development opportunities rather than selling undeveloped tracts, especially those located in the Barton Creek development. The ABC Midsection subdivision tract sold in 1998 had limited development potential and STRS will continue as developer of the property sold to the ABC Joint Venture. Revenues from developed properties for 1997 consisted of $5.4 million from the sale of 146 acres of residential properties and $12.3 million from the sale of 198 single-family homesites. Revenues from undeveloped properties for 1997 represented the sale of 72 acres of commercial and multi-family land. Revenues from developed properties during 1996 included the sale of the Barton Creek Country Club and Conference Resort for $25.0 million and the sale of 393 single-family homesites located in the Austin, Houston and San Antonio areas for $19.0 million. Revenues from undeveloped properties during 1996 included two separate sales of undeveloped tracts within the Barton Creek development totaling 105 acres for $4.8 million; the sale of several undeveloped, commercial and multi-family tracts in the Dallas area totaling 79 acres for $12.6 million; and the sale of 535 other undeveloped acres in the Austin, Dallas and San Antonio areas for $17.8 million.

General and administrative expenses were $4.0 million in 1998 compared with $2.8 million in 1997 and $2.5 million in 1996. The increase in 1998 over the prior two years primarily reflects the costs associated with STRS' ongoing efforts to resolve, through litigation, attempts by the City to restrict STRS' development entitlements and to secure reimbursements of approximately $18 million of infrastructure costs incurred in the development of the Circle C property. Legal expenses totaled $1.5 million, $0.6 million, and $0.4 million for 1998, 1997 and 1996, respectively.
 Additionally, the 1998 expenses reflect the allocation of actual general and administrative expense relating to services provided by an affiliated services company, which were charged at a fixed annual amount of $0.5 million prior to 1998 (see Note 9).

In September 1997, STRS sold several working interests and numerous overriding royalty interests in oil and gas properties, which had been held since its formation, to McMoRan Oil & Gas Co.
(MOXY), and Phosphate Resource Partners Limited Partnership
(PLP), for $4.5 million cash, resulting in a gain of $4.5 million. At the time of the sale MOXY and PLP were affiliates of STRS because of FTX's former role as administrative managing general partner of PLP and because of common management and a common director shared with MOXY. These interests, which had no cost basis and included all of STRS' remaining oil and gas interests, remained with STRS after the sale of substantially all of its oil and gas properties in 1993. The gain is reflected in Other Income, and proceeds were used to reduce debt. Other Income also includes royalty income generated by these properties totaling $0.8 million for 1997 (prior to the sale) and $1.4 million in 1996.

Net interest expense totaled $2.0 million, $2.2 million and $3.9 million for 1998, 1997 and 1996, respectively. The decrease represents STRS' repayment of debt over the three-year period resulting in substantially lower average debt outstanding in each of the three years. The lower average debt balances were offset in part by the reduction in capitalized interest, which totaled $0.4 million, $1.4 million, and $3.1 million for 1998, 1997 and 1996, respectively.

During 1996, STRS agreed to sell the remaining assets of Circle C for $34.0 million. STRS received a $1.0 million non-refundable cash deposit, with the balance of the purchase price due in January 1997. However, the investor group was unable to complete the sale and the agreement expired. The cash deposit was recorded as a reduction in the related carrying value of these properties.

STRS is evaluating the development of income producing properties on certain of its tracts and continues to consider opportunities to enter into significant transactions involving its properties. As a result, and because of numerous other factors inherent in STRS' business activities as described herein, past operating results are not necessarily indicative of future trends in profitability.

Capital Resources And Liquidity
Net cash provided by operating activities totaled $11.1 million in 1998, $29.5 million in 1997 and $68.7 million in 1996. The decrease in the 1998 amount from the prior two years reflects the substantial decrease in sales of STRS' undeveloped properties, which reflects STRS' commitment to develop its undeveloped tracts in an effort to maximize the long-term earnings potential associated with its lands. Operating cash flows in 1997 include the $4.5 million gain on the sale of oil and gas properties (see discussion in "Results of Operations" above) and $3.1 million for reimbursement of previously expensed infrastructure costs, while operating cash flows during 1996 included $25.0 million from the sale of the Barton Creek Country Club and Conference Resort.

Net cash used in investing activities totaled $8.8 million in 1998, $9.5 million in 1997 and $5.9 million in 1996. Investing activities for all three years reflect payments for real estate and facilities capital expenditures, net of any related municipal utility district (MUD) reimbursements. In addition, 1998 investing activities include a $2.5 million investment in two joint ventures (see "Transactions with Olympus" above and Note
4). Decreased 1998 real estate and facility capital expenditures reflect the constraints on development entitlements resulting from disputes with the City and others. Additionally, ABC Joint Venture capital expenditures are not reflected directly in the accompanying financial statements, as the joint venture's results are presented using the equity method of accounting. The increased 1997 expenditures resulted from increased development requirements for the properties currently being marketed and a $1.5 million acquisition of Austin-area land. Expenditures incurred during 1996 reflect the impact of reduced development restrictions resulting from favorable legislative and judicial events that occurred in 1995, which enabled STRS to secure land use and development entitlements, and STRS' success in marketing and selling undeveloped tracts to sub-developers.

Financing activities consisted of net reductions in outstanding borrowings totaling $7.9 million in 1998, $21.2 million in 1997 and $63.0 million in 1996. Additionally, STRS' financing activities in 1998 reflect $10.0 million and $2.0 million in proceeds from the issuance of mandatorily redeemable preferred stock and borrowings on the convertible debt facility, respectively (see Notes 2 and 3). The mandatorily redeemable preferred stock proceeds were used to reduce outstanding bank debt, and the convertible debt proceeds were used to fund STRS' investment in the Walden Partnership (see Note 4).

Sales and limited development activities during the three years ended December 31, 1998 enabled STRS to generate operating cash flows that it used to reduce its outstanding debt from $121.3 million at December 31, 1995 to $29.2 million on December 31, 1998. Historically, STRS' funding needs were met largely from borrowings under its revolving credit facility and term loan, which provided for an aggregate $50 million of available proceeds through December 31, 1998. The facility bears interest at rates tied to the lending bank's prime rate or LIBOR at STRS' option. On January 1, 1999, STRS' available credit under this agreement was reduced to $35 million for the duration of 1999. On January 1, 2000 the availability will be further reduced to $15 million. The facility terminates on January 1, 2001. Under the terms of the Merger, IGL assumed FTX's guarantee of this credit facility for a fee (see Note 5). At December 31, 1998, $27.1 million was outstanding under this facility and $2.1 million was outstanding under the Olympus convertible debt facility.

During 1998 STRS pursued financing opportunities available through its relationship with Olympus. On September 30, 1998, the Walden Partnership, a 50 percent owned, unconsolidated subsidiary of STRS (see "Transactions with Olympus" above and Note 4), entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. The three-year, variable rate loan is secured by the assets of the Walden Partnership and is non-recourse to the partners. In addition, the loan is secured by cash (see discussion below). Interest is payable monthly and is based on the bank's prime rate or the LIBOR rate at the Walden Partnership's option. On October 1, 1998, the Walden Partnership borrowed $6.1 million on this loan and used the proceeds to repay its outstanding bank debt associated with land acquisition and development costs incurred on the project.

In November 1998, the ABC Joint Venture closed on a $3.9 million project development loan facility with the same bank as the Walden Partnership loan. The three year, variable rate loan is secured by the assets of the ABC Joint Venture and is non-recourse to the partners. In addition, the loan is secured by cash (see discussion below). Interest is payable monthly and accrues based on the bank's prime rate or LIBOR at the ABC Joint Venture's option. Upon closing of the project loan STRS was reimbursed $1.9 million for previously incurred development costs associated with the project and certain Travis County fiscal deposits.

The Walden Partnership and ABC Joint Venture loan agreements required a cash deposit as additional collateral for the respective loans. As required under the loan agreements upon closing of the loans, a wholly owned subsidiary of STRS deposited a total of $3.0 million with the bank. The Walden Partnership loan agreement provides that the restricted cash balance ($2.5 million) may be reduced by $0.30 for every $1.00 in principal reduction. The ABC Joint Venture loan's restricted cash requirement ($0.5 million) will remain in effect until the loan has been repaid in its entirety, which is expected to occur no later than the end of 2000. Olympus has agreed to pay STRS interest at 12 percent per annum for its 50 percent share of such restricted cash, net of related interest earned. At December 31, 1998 STRS had $2.8 million of restricted cash deposited with the bank. STRS may be required to deposit additional restricted cash for similar joint venture loans in the future.

STRS' future operating cash flows and, ultimately, its ability to develop its properties and expand its business will be largely dependent on the level of its real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and the ability of STRS to continue to protect its land use and development entitlements. Significant development expenditures remain to be incurred for STRS' Austin-area properties prior to their eventual sale. STRS' anticipated 1999 capital expenditures will be limited to essential levels as STRS works to preserve its land use and related rights in various disputes with the City and others, as more fully explained in
Item 3, "Legal Proceedings." As a result, property sales during 1999 are expected to be lower than in previous years. STRS believes its near-term capital resource needs can be met adequately during 1999 from operating cash flows. However, the debt reduction required under its revolving credit facility will require raising additional capital by no later than January 1, 2000. STRS therefore is considering other capital raising alternatives, including various forms of debt and/or equity financing and other means. STRS is able to obtain up to $50 million in capital from Olympus for the development of existing properties in which it desires third-party equity participation, and also believes it can obtain bank financing at a reasonable cost for refinancing its existing credit facility. However, while financing for development of STRS' existing properties is available, obtaining land acquisition financing is generally expensive and uncertain. While STRS believes it can meet the capital resource needs discussed above, there can be no assurance that STRS will generate sufficient cash flow or obtain sufficient funds to make the required debt reduction to $15 million by January 1, 2000 under its existing revolving credit facility.

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

STRS' State of Readiness. STRS has been pursuing a strategy to ensure all its significant computer systems will be Y2K compliant, i.e., able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Certain computerized business systems and related services are provided under contract by a services company currently owned 10 percent by STRS (the Services Company) which is responsible for ensuring Y2K Compliance for the systems it manages. The Services Company has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by STRS' executive management and reported to the Audit Committee of the STRS Board of Directors. In addition, the independent accounting firm functioning as STRS' internal auditors is assisting management in monitoring the progress of the Y2K plan. STRS believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999. Like other companies, STRS cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

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

Information Technology (IT) Systems. The major STRS system that is not fully Y2K Compliant is its accounting system. The Services Company has installed, for an affiliated entity, a Y2K compliant version of the same accounting system used by STRS. This will allow any installation issues to be identified and rectified prior to installation of this system at STRS in the second quarter of 1999. The Services Company also provides payroll and cash disbursements processing for STRS. The Services Company has implemented the Y2K version of the payroll interface software and will conduct Y2K Compliance testing of third party-provided payroll services in early 1999. The Services Company will also conduct Y2K testing of the interfaces to its primary bank and bank-provided computerized disbursement services in early 1999 after the bank has completed its internal Y2K Compliance work.

Non-IT Systems. With a few minor exceptions involving water quality and other environmental monitoring and associated laboratory analysis systems, STRS does not rely upon process control, engineering, or other "Non-IT" systems in its business.
 STRS expects to complete an assessment of its risks in this area during the first quarter of 1999.

Third Party Risks. STRS computer systems are not widely integrated with the systems of their suppliers or customers. The primary potential risk attributable to third parties would be from a temporary disruption of STRS operations due to a failure by a supplier to meet its contractual obligations for services and/or materials (rather than a failure associated with integrated computer systems). An assessment of third party risk has been completed. Based on this assessment, STRS does not believe overall risk from third parties is significant.

The Costs to Address STRS' Y2K Issues   Expenditures for the
necessary Y2K related modifications will largely be funded by routine software and hardware maintenance fees paid by STRS or the Services Company to the related software providers. Based on current information, STRS believes that the incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will be less than $0.1 million, most of which is expected to be incurred in 1999. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on STRS' operations. Additionally, current estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on STRS.

The Risks of STRS Y2K Issues   Based on its detailed risk
assessment work conducted thus far, STRS believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on STRS' financial condition or results of operations.

STRS' Contingency Plans   Although STRS believes the likelihood
of any or all of the above risks occurring to be low, specific contingency plans are being developed to address certain risk areas. The schedule for contingency plan development has a projected completion date of March, 1999. While there can be no assurances that STRS will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

Disclosures About Market Risks
STRS' revenues are derived from the management, development and sale of its real estate holdings. STRS' net income can vary significantly with fluctuations in the market prices of real estate in these areas, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect STRS' interest expense on its debt. At the present time STRS does not hedge its exposure to changes in interest rates. Based on December 31, 1998 outstanding bank debt and interest rates, a change of 100 basis points in applicable annual interest rates would have an approximate $0.3 million impact on 1999 net income.

Environmental
Increasing emphasis on environmental matters is likely to result in additional costs, which will be charged against the STRS' operations in future periods when such costs can be estimated. Present and future environmental laws and regulations applicable to the STRS' operations may require substantial capital expenditures, could adversely affect the development of its real estate interests, or may affect its operations in other ways that cannot be accurately predicted at this time.

Cautionary Statement
Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the IGL guarantee, the anticipated outcome of the litigation and regulatory matters, the expected results of STRS' business strategy, Y2K Compliance and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from STRS' expectations include economic and business conditions, business opportunities that may be presented to and pursued by STRS, changes in laws or regulations and other factors, many of which are beyond the control of STRS and other factors that are described in more detail under the heading "Cautionary Statements" under Item 1 in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

                      REPORT OF MANAGEMENT

     Stratus Properties Inc. (STRS) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

     STRS maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by STRS' internal auditors, PricewaterhouseCoopers LLP. In accordance with generally accepted auditing standards, STRS' independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

     The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of STRS' accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

                                     William H. Armstrong III
                                     Chairman of the Board, President
                                     and Chief Executive Officer


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS PROPERTIES INC.:

     We have audited the accompanying balance sheets of Stratus Properties Inc. (a Delaware Corporation) as of December 31, 1998 and 1997, and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                     /s/ Arthur Andersen LLP
                                     Arthur Andersen LLP
Austin, Texas
January 19, 1999


                     STRATUS PROPERTIES INC.
                         BALANCE SHEETS

                                                          December 31,
                                                     ----------------------
                                                       1998         1997
                                                     ---------    ---------
                                                          (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted
 cash of $2.8 million at December 31, 1998 (Note 4)  $   5,169    $     873
Accounts receivable:
  Property sales                                           525        1,265
  Other                                                    408          316
Prepaid expenses                                           361          473
  Total current assets                                   6,463        2,927
                                                     ---------    ---------
Real estate and facilities, net (Note 6)                96,556      105,274
Investments in and advances to unconsolidated
 affiliates (Note 4)                                     2,468          -
Other assets, including related party
 receivable (Note 4)                                     6,342        4,553
                                                     ---------    ---------
Total assets                                         $ 111,829    $ 112,754
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities             $     583    $   1,231
Accrued interest, property taxes and other               1,861        1,789
                                                     ---------    ---------
   Total current liabilities                             2,444        3,020
Long-term debt                                          29,178       37,118
Other liabilities                                        6,238        6,009
Mandatorily redeemable preferred stock (Note 3)         10,000          -
Stockholders' equity:
Preferred stock, par value $0.01, 50,000,000 shares
  authorized, and unissued                                 -            -
Common stock, par value $0.01, 150,000,000 shares
     authorized, 14,288,270 issued and outstanding         143          143
Capital in excess of par value of common stock         176,447      176,447
Accumulated deficit                                   (112,621)    (109,983)
                                                     ---------    ---------
  Total stockholders equity                             63,969       66,607
                                                     ---------    ---------
Total liabilities and stockholders' equity           $ 111,829    $ 112,754
                                                     =========    =========

The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
                    STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                           ----------------------------
                                             1998       1997       1996
                                           --------   --------    ------
                                                (In Thousands, Except
                                                  Per Share Amounts)
Revenues                                   $ 17,590   $ 30,953    $  -
Costs and expenses:
Cost of sales                                14,118     24,294       -
General and administrative expenses           4,044      2,752       220
                                           --------   --------    ------
  Total costs and expenses                   18,162     27,046       220
                                           --------   --------    ------
Loss from the Partnership (Note 7)              -          -        (346)
                                           --------   --------    ------
Operating income (loss)                        (572)     3,907      (566)
Other income, net                                66      5,375       116
Interest expense, net                        (2,019)    (2,181)      -
                                           --------   --------    ------
Income (loss) before income tax benefit
 and minority interest                       (2,525)     7,101      (450)
Income tax benefit (expense)                    (87)       (80)      526
Minority interest in net income of
 the Partnership                                -          (15)      -
Equity in losses of unconsolidated
 affiliates                                     (26)       -         -
                                           --------   --------    ------
Net income (loss)                          $ (2,638)  $  7,006    $   76
                                           ========   ========    ======

Net income (loss) per share:
  Basic                                      $(0.18)     $0.49     $0.01
  Diluted                                    $(0.18)     $0.48     $0.01

Average shares outstanding:
  Basic                                      14,288     14,288    14,286
  Diluted                                    14,288     14,517    14,390



The accompanying notes are an integral part of these financial statements.


                      STRATUS PROPERITES INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands)

                                                 Capital
                                                   in
                                                 Excess
                             Preferred  Common   of  Par  Accumulated
                               Stock    Stock     Value    Deficit    Total
                             ---------  ------  --------- ---------  --------
Balance at December 31, 1995 $   -      $  143  $ 176,445 $(117,065) $ 59,523
  Net income                     -         -          -          76        76
                             ---------  ------  --------- ---------  --------
Balance at December 31, 1996     -         143    176,445  (116,989)   59,599
     Stock options exercised     -         -            2       -           2
     Net income                  -         -          -       7,006     7,006
                             ---------  ------  --------- ---------  --------
Balance at December 31, 1997     -         143    176,447  (109,983)   66,607
     Net loss                    -         -          -      (2,638)   (2,638)
                             ---------  ------  --------- ---------  --------
Balance at December 31, 1998 $   -      $  143  $ 176,447 $(112,621) $ 63,969
                             =========  ======  ========= =========  ========


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                     STATEMENTS OF CASH FLOW

                                                 Years Ended December 31,
                                               ----------------------------
                                                 1998      1997      1996
                                               --------  --------  --------
                                                       (In Thousands)
Cash flow from operating activities:
Net income (loss)                              $ (2,638) $  7,006  $     76
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      76       104       -
  Cost of real estate sales                      14,989    23,729       -
  Equity in losses of unconsolidated affiliates      26       -         -
  Minority interest's share of Partnership
   net income                                       -          15
  Excess of equity in losses of the
   Partnership over distributions received          -         -         346
  (Increase) decrease in working capital:
    Accounts receivable and prepaid expenses        620     2,582    (2,624)
    Accounts payable and accrued liabilities       (662)   (2,734)       12
    Accrued income and other taxes                   87       -       2,190
   Other                                         (1,422)   (1,183)      -
                                               --------  --------  --------
Net cash provided by operating activities        11,076    29,519       -

Cash flow from investing activities:
Real estate and facilities                       (6,346)   (9,547)      -
Investment in ABC West I Joint Venture             (494)      -         -
Investment in Oly Walden Partnership             (1,999)      -         -
                                               --------  --------  --------
Net cash used in investing activities            (8,839)   (9,547)      -

Cash flow from financing activities:
Proceeds from preferred stock issuance           10,000       -         -
Repayment of debt, net                           (9,940)  (21,207)      -
Proceeds from convertible debt facility           1,999       -         -
                                               --------  --------  --------
Net cash provided by (used in)
  financing activities                            2,059   (21,207)
                                               --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                                4,296    (1,235)
Cash and cash equivalents at beginning of year      873     2,108       -
                                               --------  --------  --------
Cash and cash equivalents at end of year       $  5,169  $    873  $    -
                                               ========  ========  ========
Interest paid                                  $  2,338  $  3,351  $    -
                                               ========  ========  ========
Income taxes paid (refunded)                   $   (118) $    220  $    -
                                               ========  ========  ========

The accompanying notes are an integral part of these financial statements.



                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
Basis of Accounting. The real estate development and marketing operations of STRS Properties Inc. (STRS) are conducted in Austin and other urban areas of Texas through its investment in Stratus Properties Operating Co., a Delaware general partnership (the Partnership). Prior to December 22, 1997, STRS owned a 99.8 percent general partnership interest in the Partnership and Freeport-McMoRan Inc. (FTX), STRS' former parent, owned the remaining 0.2 percent general partnership interest and served as managing general partner. FTX had certain rights regarding the Partnership's operations as long as it guaranteed any of the Partnership's debt (Note 5). Because of FTX's rights, STRS reflected its investment in the Partnership under the equity basis of accounting.

    On December 22, 1997 FTX merged into IMC Global Inc. (IGL) (the Merger). In connection with the Merger, FTX sold its 0.2 percent general partnership interest to STRS and a subsidiary of STRS for $100,000. STRS also restructured and consolidated its existing debt in December 1997, extending its availability until January 1, 2001 and providing for staged reductions in available credit. IGL became guarantor of this restructured debt in place of FTX. As a result of FTX's sale of its interest and the replacement of the FTX guarantee with the IGL guarantee, the accompanying financial statements and related footnotes reflect the Partnership's financial position and results of operations under consolidation accounting effective January 1, 1997 and under the equity basis of accounting for all previous periods.

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

Earnings Per Share. Basic net income (loss) per share was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the net effect of dilutive stock options, which represented approximately 229,000 shares in 1997 and 104,000 shares in 1996. STRS had options outstanding to purchase a total of approximately 275,000 common shares excluded from the calculation as anti-dilutive considering the loss reported in 1998. STRS' outstanding mandatorily redeemable preferred stock and outstanding convertible debt were not included in the 1998 computation of diluted net loss per share of common stock because the conversion of these shares would have decreased the net loss per share. As a result, the mandatorily redeemable preferred stock and outstanding convertible debt convertible into 1.7 million and 282,000 shares of common stock, respectively, were not considered in the determination of diluted EPS. During 1998 there were no dividends accrued on the mandatorily redeemable preferred stock and interest expense on the convertible debt totaled approximately $61,000.

    Outstanding options to purchase approximately 295,000 shares at an average exercise price of $6.14 in 1998, 235,000 shares at an average exercise price of $5.23 per share in 1997 and 300,000 shares at an average exercise price of $4.61 per share in 1996 were not included in the computation of diluted net income (loss) per share because their exercise prices were greater than the average market price for the years presented.

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

    When events or circumstances indicate that asset carrying amounts may not be recoverable, a reduction of the carrying amount of long-lived assets to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, STRS determines fair value using valuation techniques such as expected future cash flows. No impairment losses are reflected in the accompanying financial statements.

Investment in Unconsolidated Affiliates. STRS' investment in its affiliated 20 percent to 50 percent owned joint ventures and partnerships are accounted for on the equity method. STRS' real estate sales to these entities are deferred to the extent of its ownership interest in the unconsolidated affiliate. The deferred revenues are recognized ratably as the unconsolidated affiliates sell the real estate to unrelated third parties.

2. Olympus Transaction
On May 22, 1998, STRS and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of STRS' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in STRS mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to STRS and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint STRS/Olympus projects. Olympus has the right to nominate one member or up to 20 percent of STRS' Board of Directors, whichever is greater.

     The $10 million mandatorily redeemable preferred stock was issued at a stated value of $5.84 per share, the average closing price of STRS common stock during the 30 trading days ended March 2, 1998. STRS used the proceeds from the sale of these securities to repay debt. For further discussion about mandatorily redeemable preferred stock see Note 3 below.

     The $10 million convertible debt facility is available to STRS in whole or in part until May 22, 2004 and is intended to fund STRS' equity investment in new STRS/Olympus joint venture opportunities involving properties not currently owned by STRS. On September 30, 1998, STRS borrowed $2.0 million under this convertible debt facility to fund its investment in the Oly Walden General Partnership (see Note 4). Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. Through December 31, 1998, Olympus had elected to add the interest to principal, resulting in an outstanding amount on the facility of approximately $2.1 million on this date. Outstanding principal under the facility is convertible at any time by the holder into STRS common stock at a conversion price of $7.31, which is 125 percent of the average closing price of STRS common stock during the 30 trading days ended March 2, 1998. If not converted into common stock, the convertible debt matures on May 22, 2004. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, STRS must pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt is nonrecourse to STRS and will be secured solely by STRS' interest in STRS/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

     Through May 22, 2001, Olympus has agreed to make available up to $50 million, of which it had committed approximately $3.6 million at December 31, 1998, for its share of capital for direct investments in STRS/Olympus joint acquisition and development activities. In return, STRS has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by STRS, as well as development opportunities on existing properties in which STRS seeks third-party equity participation.

3.  Mandatorily Redeemable Preferred Stock
STRS has outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.84 per share. Each share of preferred stock will share dividends and distributions, if any, ratably with STRS common stock. The preferred stock is redeemable at the holder's option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the "common stock equivalent value") or, at STRS' option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any. The preferred stock must be redeemed no later than May 22, 2004.
STRS has the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations.

4. Investment in Unconsolidated Affiliates
On September 30, 1998, STRS entered into a joint venture with Olympus to develop 75 residential lots in the Barton Creek ABC West Phase I subdivision. In the transaction STRS sold its entire interest in the project to the Oly Stratus ABC West I Joint Venture (the ABC Joint Venture) for $3.3 million, of which $1.65 million was deferred and will be recognized upon sale of the developed lots by the ABC Joint Venture. STRS received $2.1 million in cash, a $1.2 million note and made an equity contribution of $0.5 million representing its 50 percent ownership interest in the joint venture. STRS will continue as developer and manager of the project, receiving management fees, commissions and other incentives for its services. STRS accounts for its investment in the ABC Joint Venture using the equity method.

    Also on September 30, 1998, STRS acquired a 50 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owns the Walden on Lake Houston project purchased by Olympus in April 1998. STRS paid approximately $2.0 million for its investment in the Walden Partnership, borrowing funds available to it under its $10 million convertible debt facility with Olympus (see Note 2). STRS will continue to manage this property, which currently includes approximately 700 developed lots and 80 acres of platted but undeveloped real estate. STRS will receive management fees and commissions for its services. STRS accounts for its investment in the Walden Partnership using the equity method.

     On September 30, 1998, the Walden Partnership, entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. The three year, variable rate loan is secured by the assets of the Walden Partnership and is non-recourse to the partners. In addition, the loan is secured by cash (see discussion below). Interest is payable monthly and is based on the bank's prime rate or the LIBOR rate at the Walden Partnership's option. On October 1, 1998, the Walden Partnership borrowed $6.1 million on this loan and used the proceeds to repay its outstanding bank debt associated with land acquisition and development costs incurred on the project.

     In November 1998, the ABC Joint Venture closed on a $3.9 million project development loan facility with the same bank as the Walden Partnership loan. The three year, variable rate loan is secured by the assets of the ABC Joint Venture and is non-recourse to the partners. In addition, the loan is secured by cash (see discussion below). Interest is payable monthly and accrues based on the bank's prime rate or LIBOR at the ABC Joint Venture's option. Upon closing of the project loan STRS was reimbursed $1.9 million for previously incurred development costs associated with the project and certain Travis County fiscal deposits.

     As discussed above, the Walden Partnership and ABC Joint Venture loan agreements required a cash deposit as additional collateral for the respective loans. As required under the loan agreements upon closing, a wholly owned subsidiary of STRS deposited a total of $3.0 million with the bank. The Walden Partnership loan agreement provides that the restricted cash balance may be reduced by $0.30 for every $1.00 in principal reduction. The ABC Joint Venture loan's restricted cash requirement ($0.5 million) will remain in effect until the loan has been repaid in its entirety, which is expected to occur during 1999. Olympus has agreed to pay STRS interest at 12 percent per annum for its 50 percent share of such restricted cash, net of related interest earned. At December 31, 1998 STRS had $2.8 million of restricted cash deposited with the bank. STRS may be required to deposit additional restricted cash for similar joint venture loans in the future.

    There were no dividends received from either unconsolidated affiliate during 1998. The summarized unaudited financial information of STRS' unconsolidated affiliates is shown below as of December 31, 1998 and for the period from inception (September
30, 1998) to December 31, 1998 (in thousands):

                                      ABC           Walden
                                  Joint Venture   Partnership     Total
                                  -------------   -----------    -------
Earnings data (inception to
 December 31, 1998):
Revenue                           $    -           $    875      $   875
Operating loss                         -                (75)         (75)
Net loss                               -                (51)         (51)
STRS' equity in net losses             -                (26)         (26)

Balance sheet data (at
 December 31, 1998):
Current assets                          21              726          747
Real estate and facilities, net      4,666            9,859       14,525
Total assets                         4,687           10,662       15,349
Current liabilities                    103            2,298        2,401
Total liabilities                    3,698            9,630a      13,328
Net assets                             989              600        2,021
STRS' equity in net assets             494              299          793


a.  Includes a $1.7 million note payable to STRS.

5.  Long-Term Debt

                                                     December 31,
                                                 ---------------------
                                                   1998         1997
                                                 --------     --------
                                                     (In Thousands)
Bank credit facility and term loan,
 average rate 6.0% in 1998 and 6.6% in 1997      $ 27,118     $ 37,118
Convertible debt facility with Olympus,
 average rate 12% in 1998 (Note 2)                  2,060          -
                                                 --------     --------
                                                 $ 29,178     $ 37,118
                                                 ========     ========

    STRS has a commercial bank credit facility that provided for borrowings of up to $50 million as of December 31, 1998. This commitment reduced to $35 million as of January 1, 1999, and will be further reduced to $15 million on January 1, 2000, and will terminate on January 1, 2001. Borrowings accrue interest at rates based on either the lender's prime rate or LIBOR at STRS' option. The credit facility contains covenants restricting dividends or other distributions, mergers, additional debt, and certain other activities. IGL has guaranteed amounts borrowed under the facility. As consideration for IGL's guarantee, STRS pays IGL an annual fee, payable quarterly, equal to the difference between STRS' cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the previous rate on LIBOR-funded loans. This fee was 60 basis points (0.6 percent) annually as of December 31, 1998. STRS has granted liens in favor of IGL on certain of its properties as security for the guarantee. This arrangement with IGL provides for the release of these liens in connection with property sales, subject to certain restrictions. Additionally, as long as the IGL guarantee remains outstanding, STRS cannot amend or refinance the credit facility without IGL's consent. Capitalized interest totaled $0.4 million in 1998, $1.4 million in 1997 and $3.1 million in 1996.

6.  Real Estate

                                                 December 31,
                                             ---------------------
                                               1998        1997
                                             --------    ---------
                                                  (In Thousands)
Land held for development or sale:
Austin, Texas area, net of accumulated
 depreciation of $122,000 for 1998 and
 $46,000 for 1997                            $ 87,199    $  85,098
Other areas of Texas                            9,357       20,176
                                             --------    ---------
                                             $ 96,556    $ 105,274
                                             ========    =========

    STRS' investment in real estate includes approximately 4,500 acres of land located in Austin, Dallas, Houston and San Antonio, Texas. STRS' principal holdings are in the Austin area and consist of approximately 2,450 acres of undeveloped residential, multi-family and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

    STRS owns 99 developed lots, 169 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family residential property located in Dallas, Houston and San Antonio, Texas, which are being managed and actively marketed by unaffiliated professional real estate developers. Under the terms of the related development agreements, the operating expenses and development costs, net of revenues, are funded by STRS. The developers are entitled to a management fee and a 25 percent interest in the net profits, after recovery by STRS of its investments and a stated return, resulting from the sale of the managed properties. As of December 31, 1998 no amounts have been or are expected to be paid in connection with these agreement provisions.

    During 1996, STRS agreed to sell the remaining assets of Circle C for $34.0 million and received a $1.0 million non-refundable cash deposit, with the balance of the purchase price due in January 1997. However, the investor group was unable to complete the sale and the agreement expired. STRS has no further obligation to the investor group and is proceeding with developing and marketing the Circle C commercial and multi-family
properties.   The cash deposit was recorded as a reduction in the
related carrying value of these properties.

     Various regulatory matters and litigation involving STRS' development of its Austin-area properties are summarized below.

     Save our Springs (SOS) Ordinance Litigation - In 1992, the City promoted, and a public initiative enacted, a restrictive water quality ordinance, the SOS Ordinance. In 1994, the Hays County Court declared the ordinance unconstitutional. In 1996, the Austin Court of Appeals reversed the lower court's decision but upheld the lower court's ruling on certain grandfathered rights for land previously platted. STRS may benefit from the grandfathered rights decision because a significant portion of STRS' Austin area properties was previously platted. On May 8, 1998, the Texas Supreme Court ruled that the SOS ordinance is valid. At this point, the adverse effect of the Supreme Court's ruling on STRS' Austin properties is uncertain for two reasons:
(1) the grandfathered rights described above, if valid, should protect previously platted land; and (2) most of STRS' property has been removed from Austin's jurisdiction because of the creation of Water Quality Protection Zones (WQPZ), if valid, and the creation of the Southwest Travis County Water District (the STCWD) at Circle C, both authorized by Texas state legislation in 1995. However, the STCWD legislation has been declared unconstitutional by a district court in Austin. Additionally, the grandfathered rights are affected by the inadvertent repeal of S.B. 1704 in the 1997 session of the Texas State legislature and the City has challenged the constitutionality of the legislation authorizing the creation of the WQPZs, as well as the validity of the WQPZs, each further described below.

     The City's WQPZ Action - On January 9, 1998, the City filed suit in Travis County District Court against 14 WQPZ and their owners, including the Barton Creek WQPZ, challenging the constitutionality of the legislation authorizing the creation of water quality zones. The Attorney General of Texas intervened in this suit and the Circle C WQPZ litigation below, to defend the legislation. The City filed a motion for partial summary judgment against one defendant and against the State of Texas. All defendant parties filed motions with regard to summary judgment. A summary judgment hearing was conducted in the Travis County District Court on July 9, 1998. The District Court entered an order granting the City's motion for summary judgment motion and declaring the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme Court. STRS and other defendants filed appeals. The Texas Supreme Court noted probable jurisdiction and set an expedited briefing and hearing schedule. Oral argument was presented to the Texas Supreme Court on December 9, 1998. A ruling is expected in 1999.

     Circle C WQPZ Litigation - Circle C Land Corp., a wholly owned subsidiary of STRS, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any MUD. In November 1997, STRS sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. The District Court denied the City's motion to deny jurisdiction and transfer venue and, the City appealed the trial court's decision to the Third Court of Appeals. The City also requested that the Third Court of Appeals stay any action in the Hays County District Court, including STRS' motion for summary judgment, pending the Court of Appeals' review of the District Court's denial of the decision on jurisdiction. The Court of Appeals refused to stay the summary judgment proceeding and, in response, the City filed a writ with the Texas Supreme Court. The Texas Supreme Court accepted the writ and stayed all underlying litigation. Subsequently, the Court of Appeals confirmed the trial court's decision on jurisdiction. STRS then filed a motion to lift the stay with the Supreme Court which was granted. On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City filed a petition for writ of injunction with the Texas Supreme Court requesting a stay of the District Court's ruling. On October 22, 1998, the Supreme Court granted a temporary stay. It is anticipated that the merits of Hays County District Court's ruling concerning the constitutionality of the enabling legislation and the validity of the Circle C WQPZ will be appealed or resolved in connection with the Supreme Court's resolution of the City's WQPZ action described above.

     Annexation/Circle C MUD Reimbursement Litigation - On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, STRS' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse STRS for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, STRS sued the City. The City's total reimbursement obligation to the Circle C developers is currently estimated at $22 million, of which STRS' share is currently estimated at approximately $18 million. These proceeds are also subject to the Phoenix litigation described below. The City's and STRS' engineers and auditors are reviewing financial and engineering materials in an effort to reach agreement on the proper amount of STRS' reimbursement claim. A trial has been set for May 24, 1999. STRS will continue to pursue this action vigorously.

     Phoenix Litigation - In February 1997, Circle C filed a petition for declaratory judgment against Phoenix, which purchased the residential portion of Circle C's lands, seeking a declaration that Circle C is entitled to most of the MUD reimbursements for infrastructure cost incurred at Circle C. Phoenix filed a counterclaim in June 1997. In February 1998, the District Court granted Circle C's summary judgment motion on the primary case and Phoenix dismissed its counterclaim with prejudice, but reserved the right to appeal the summary judgment of the primary case. On April 10, 1998, Phoenix appealed. See "Annexation litigation" above for the estimated amount of MUD reimbursements currently due to STRS.

    Legislative Matters - In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704), which established the grandfathered rights for previously platted lands. Trial counsel has advised STRS, that in his opinion, this inadvertent repeal should not affect STRS' rights to develop its properties. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City likely will attempt to apply these regulations to portions of STRS' Circle C property and Lantana. If the City takes this position, STRS will assert and defend its grandfathered entitlements. STRS expects the Texas State Legislature to remedy this inadvertent repeal in 1999.

    SOS Notices of Intent - The SOS coalition (the Coalition) has issued notices of intent to sue under the Endangered Species Act and the Clean Water Act. The notice relative to the Endangered Species Act alleges a non-authorized take of Golden Cheek Warbler habitat under STRS' Section 10(a) Permit of the Barton Creek development. The second notice relates to alleged violations of the Clean Water Act pertaining to the Barton Creek wastewater treatment plant. This facility is operated pursuant to a "no discharge" permit from the Texas Natural Resource Conservation Commission. The Coalition alleges that there is, in fact, an ongoing discharge of treated effluent into Barton Creek.
 No suit has been filed but if suit is brought, STRS will vigorously defend against these allegations.

7.  Investment in the Partnership
Shown below are the condensed statements of operations and cash flow for the year ended December 31, 1996 relating to STRS' investment in the Partnership (see Note 1). These statements should be read in conjunction with STRS' financial statements and accompanying footnotes (in thousands).


          Statement Of Operations
Revenues                                   $  79,177
Costs and expenses:
Cost of sales                                 73,347
General and administrative expenses            2,296
                                           ---------
  Total costs and expenses                    75,643
                                           ---------
Operating income                               3,534
Interest expense, net                         (3,896)
Other income, net                                 16
                                           ---------
Net loss                                   $    (346)
                                           =========
         Statement Of Cash Flow
Cash flow from operating activities:
Net loss                                   $    (346)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                1,484
  Cost of real estate sales                   66,466
  (Increase) decrease in working capital:      1,134
                                           ---------
Net cash provided by operating activities     68,738
                                           ---------
Real estate and facilities                    (5,943)
                                           ---------
Net cash used in investing activities         (5,943)
                                           ---------
Repayment of debt, net                       (62,969)
                                           ---------
Net cash used in financing activities        (62,969)
                                           ---------
Net decrease in cash and cash equivalents  $    (174)
                                           =========
Interest paid                              $  10,481
                                           =========

8.  Income Taxes
Income taxes are recorded pursuant to SFAS 109 "Accounting for Income Taxes." STRS has provided a valuation allowance equal to its deferred tax assets because of the expectation of incurring tax losses for the near future. The components of deferred taxes follow:

                                                  December 31,
                                             -----------------------
                                               1998           1997
                                             ---------      --------
                                                  (in Thousands)
Deferred tax assets (liabilities):
  Net operating losses (expire 2001-2018)    $  15,355      $ 12,509
  Real estate and facilities, net               (8,945)       (7,511)
    Alternative minimum tax credits and
     depletion allowance (no expiration)           838           800
    Other future deduction carryforwards
     (expire 1999-2003)                            390           319
  Valuation allowance                           (7,638)       (6,117)
                                             ---------      --------
                                             $     -        $    -
                                             =========      ========

    STRS recognized a tax benefit of $0.5 million in 1996 for the carryback of its tax loss to recoup taxes paid in previous years. Income taxes credited (charged) to income follow:

                                        1998       1997      1996
                                       ------      -----    ------
                                              (In Thousands)
Current income tax benefit (expense)
Federal                                $  -        $ -      $  526
State                                     (87)       (80)      -
                                       ------      -----    ------
                                          (87)       (80)      526
                                       ------      -----    ------
Income tax benefit (expense)           $  (87)     $ (80)   $  526
                                       ======      =====    ======


    Reconciliations of the differences between the income tax
(charges) benefits computed at the federal statutory tax rate and the income tax (expense) benefit recorded follow:

                                     1998            1997             1996
                                --------------- ---------------  --------------
                                 Amount Percent Amount  Percent  Amount Percent
                                ------- ------- ------- -------  ------ -------
                                                (Dollars In Thousands)
Income tax benefit (expense)
  computed at the federal
  statutory income tax rate     $   893   35 %  $(2,485)   (35)%  $ 158     35%
Increase (decrease)
    attributable to:
  Change in valuation allowance  (1,521) (59)     3,168     45     (169)   (37)
  State taxes and other             541   21       (763)   (11)     537    119
                                ------- ------- ------- -------   ------ -------
Income tax benefit (expense)    $   (87)  (3)%  $   (80)    (1)%  $ 526    117%
                                ======= ======= ======= =======   ====== =======


9.  Transactions with Affiliates
Management Services. FM Services Company (Services Company), owned 10 percent by STRS, provides certain management and administrative services to STRS including technical, administrative, accounting, financial, tax and other services under a management services agreement. Prior to January 1, 1998 services had been provided to STRS at a fixed annual fee of $0.5 million, subject to annual cost of living increases. Effective January 1, 1998 the Services Company implemented a new management services agreement whereby these same services are provided on a cost reimbursement basis. Fees paid to Services Company totaled $1.0 million in 1998 and $0.5 million in 1997 and 1996. STRS believes the costs of these services do not differ materially from those costs that would have been incurred had the relevant personnel providing these services been employed directly by STRS during 1998.

Sale of Oil & Gas Interests. In September 1997, STRS sold several working interests and numerous overriding royalty interests in oil and gas properties which had been held since its formation to McMoRan Oil & Gas Co. (MOXY) and Phosphate Resource Partners Limited Partnership (PLP) for $4.5 million cash, resulting in a gain of $4.5 million. PLP was an affiliate of STRS prior to the Merger because of FTX's former role as administrative managing general partner of PLP. MOXY was a STRS affiliate at that time because of common management and a common director shared with STRS. These interests, which had no cost basis, remained with STRS after the sale of substantially all of its oil and gas properties in 1993. The gain is reflected in Other Income and proceeds were used to reduce debt. Other Income also includes royalty income generated by these properties totaling $0.8 million for 1997 (prior to the sale) and $1.4 million for 1996.

10.  Employee Benefits
Stock Options. STRS' Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of up to a total of 1.3 million stock options and stock appreciation rights (SARs) at no less than market value at time of grant. In May 1998, STRS' shareholders approved the 1998 Stock Option Plan (the 1998 Plan). Under terms of the 1998 plan

STRS can grant options representing 850,000 shares of common stock, of which 241,500 were granted through December 31, 1998. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. A summary of stock options outstanding, including 150,000 SARs, follows:

                            1998              1997               1996
                   ------------------- ------------------  -----------------
                               Average            Average            Average
                   Number of   Option  Number of  Option   Number of Option
                    Options    Price   Options    Price    Options   Price
                   ----------  ------- ---------  -------  --------  -------
Beginning of year   1,050,000  $ 2.98    790,000  $ 2.77    535,000  $ 3.23
Granted               304,000    6.05    280,000    3.55    305,000    1.79
Exercised             (50,000)   1.75     (2,500)   1.50        -        -
Expired/Forfeited    (236,375)   5.21    (17,500)   2.64    (50,000)   1.81
                   ----------          ---------           --------
End of year         1,067,625    3.42  1,050,000    2.98    790,000    2.77
                   ==========          =========           ========

    At December 31, 1998, 1,029,875 shares were available for new grants under the Plans. Summary information of fixed stock options outstanding at December 31, 1998 follows:

                             Options Outstanding      Options Exercisable
                          --------------------------- --------------------
                                    Weighted                     Weighted
                           Number   Average    Average            Average
                             Of     Remaining  Option   Number    Option
Range of Exercise Prices  Options     Life     Price   of Option   Price
------------------------  -------   ---------  ------  --------   --------
$1.50 to $1.81            280,000   7.0 years  $ 1.57   155,000     $ 1.59
$2.63 to $3.50            342,500   8.2 years    3.32   102,500       3.20
$4.81 to $6.19            295,125   9.3 years    6.14     3,125       5.09
                          -------                       -------
                          917,625                       260,625
                          =======                       =======

    STRS has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for STRS' fixed stock option grants. Had compensation cost for STRS' fixed stock option grants been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS 123, STRS' net loss would have increased by $523,000 ($0.04 per share) in 1998, and its net income would have decreased by $252,000 ($0.02 per share) in 1997 and $104,000 ($0.01 per share) in 1996. For the pro forma computations, the fair values of the fixed option grants were estimated on the dates of grant using the Black-Scholes option pricing model. These values totaled $4.35 per option in 1998, $2.76 per option in 1997, $1.46 per option in 1996. The weighted average assumptions used include a risk-free interest rate of 5.7 percent in 1998, 6.7 percent in 1997 and 6.4 percent in 1996, expected lives of 10 years and expected volatility of 55 percent in 1998, 62 percent in 1997 and 70 percent in 1996. These pro forma effects are not representative of future years because they do not take into consideration grants made prior to 1995. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

11. Commitments and Contingencies
STRS has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against STRS' operations in future periods. Present and future environmental laws and regulations applicable to the STRS' operations may require substantial capital expenditures, could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

    In connection with the sale of one of its oil and gas properties in 1993, the Company indemnified the purchaser for any future abandonment costs in excess of net revenues received by the purchaser. The Company has accrued $3.0 million relating to this contingent liability, included in Other Liabilities, which it believes to be adequate.

12. Quarterly Financial Information (Unaudited)


                         Operating   Net           Net Income
                          Income    Income      (Loss)Per Share
               Revenues   (Loss)    (Loss)      Basic     Diluted
               --------  -------    -------     ------    -------
                      (In Thousands, Except Per Share Amounts)
1998
1st Quarter    $  2,655  $  (385)a  $  (883)a   $ (.06)a  $ (.06)a
2nd Quarter       3,408     (704)    (1,160)      (.08)     (.08)
3rd Quarter       6,239    1,044        566        .04       .03
4th Quarter       5,288     (527)    (1,161)      (.08)     (.08)
               --------  -------    -------
               $ 17,590  $  (572)   $(2,638)      (.18)     (.18)
               ========  =======    =======
1997
1st Quarter    $ 15,070  $ 2,491    $ 1,972     $  .14    $  .14
2nd Quarter       5,191    1,756b     1,744b       .12b      .12b
3rd Quarter       4,037     (637)     3,455c       .24c      .24c
4th Quarter       6,655      297       (165)      (.01)     (.01)
               --------  -------    -------
               $ 30,953  $ 3,907    $ 7,006        .49       .48
               ========  =======    =======


a. Includes a $0.8 million ($0.06 per share) reimbursement of previously expensed infrastructure costs.
b. Includes a $3.1 million ($0.22 per share) reimbursement of previously expensed infrastructure costs.
c. Includes a $4.5 million ($0.31 per share) gain from sale of oil and gas property interests.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure
     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
     The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 annual meeting to be held on May 13, 1999, is incorporated herein by reference.

Item 11.  Executive Compensation
     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 annual meeting to be held on May 13, 1999, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
     The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officer" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 annual meeting to be held on May 13, 1999, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
     The information set forth under the caption "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 annual meeting to be held on May 13, 1999, is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
     (a)(1) Financial Statements. Reference is made to the Financial Statements beginning on page 16 hereof.

     (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

     (a)(3) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b)     Reports on Form 8-K.  None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.

                         STRATUS PROPERTIES INC.


                         By: /s/ William H. Armstrong III
                             ----------------------------
                             William H. Armstrong III
                             Chairman of the Board, President
                             And Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 26, 1999.





 /s/ William H. Armstrong III              Chairman of the Board, President,
------------------------------                and Chief Executive Officer
  William H. Armstrong III                     (principal executive
                                               and financial officer)



              *                            Vice President and Controller
------------------------------            (principal accounting officer)
     C. Donald Whitmire



              *                                      Director
------------------------------
       Robert L. Adair III



              *                                      Director
------------------------------
       James C. Leslie



              *                                      Director
------------------------------
      Michael D. Madden



*By: /s/ William H. Armstrong III
     ----------------------------
        William H. Armstrong III
        Attorney-in-Fact

                     STRATUS PROPERTIES INC.
                          EXHIBIT INDEX

 Exhibit
 Number

  3.1 Amended and Restated Certificate of Incorporation of STRS.

  3.2 By-laws of STRS, as amended as of February 11, 1999.

  4.1          STRS' Certificate of Designations of Series A
          Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 4.1 to STRS' 1992 Form 10-K.

  4.2          Rights Agreement dated as of May 28, 1992 between
          STRS and Mellon Securities Trust Company, as Rights
          Agent. Incorporated by reference to Exhibit 4.2 to STRS' 1992 Form 10-K.

  4.3          Amendment No. 1 to Rights Agreement dated as of
          April 21, 1997 between STRS and the Rights Agent.
          Incorporated by reference to Exhibit 4 to STRS' Current
          Report on Form 8-K dated April 21, 1997.

  4.4 Amended, Restated and Consolidated Credit Agreement dated as of December 15, 1997 among the Partnership, Circle C Land Corp., certain banks, and The Chase Manhattan Bank, as Administrative Agent and Document Agent. Incorporated by reference to Exhibit
          4.4 to the 1997 Form 10-K.

  4.5          Certificate of Designations of the Series B
          Participating Preferred Stock of Stratus Properties
          Inc.  Incorporated by reference to Exhibit 4.1 to STRS'
          Current Report on Form 8-K dated June 3, 1998.

  4.6          Investor Rights Agreement, dated as of May 22,
          1998, by and between Stratus Properties Inc. and Oly/Stratus Equities, L.P. Incorporated by reference to
          Exhibit 4.2 to STRS' Current Report on Form 8-K dated
          June 3, 1998.

  4.7 Loan Agreement, dated as of May 22, 1998, by and among Stratus Ventures I Borrower L.L.C., Oly Lender Stratus, L.P. and Stratus Properties Inc. Incorporated by reference to Exhibit 4.3 to STRS' Current Report on Form 8-K dated June 3, 1998.

10.1 Amended and Restated Services Agreement, dated as of December 23, 1997 between FM Services Company and STRS.
          Incorporated by reference to Exhibit 10.2 to STRS' 1997
          Form 10-K.

10.2           Joint Venture Agreement between Freeport-McMoRan
          Resource Partners, Limited Partnership and the
          Partnership, dated June 11, 1992. Incorporated by reference to Exhibit 10.3 to STRS' 1992 Form 10-K.


10.3 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the "Precept Properties Agreement"). Incorporated by reference to Exhibit 10.8 to STRS' 1992 Form 10-K.

10.4 Assignment dated June 11, 1992 of the Precept Properties Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties, Inc. Incorporated by reference to Exhibit 10.9 to STRS' 1992 Form 10-K.

10.5 STRS Guarantee Agreement dated as of December 15, 1997 by STRS. Incorporated by reference to Exhibit 10.6 to STRS' 1997 Form 10-K.

10.6 Amended and Restated IGL Guarantee Agreement dated as of December 22, 1997 by IMC Global Inc. Incorporated by reference to Exhibit 10.7 to STRS' 1997 Form 10-K.

10.7 Master Agreement, dated as of May 22, 1998, by and among Oly Fund II GP Investments, L.P., Oly Lender Stratus, L.P., Oly/Stratus Equities, L.P., Stratus Properties Inc. and Stratus Ventures I Borrower L.L.C. Incorporated by reference to Exhibit 99.1 to STRS' Current Report on Form 8-K dated June 3, 1998.

10.8 Securities Purchase Agreement, dated as of May 22, 1998, by and between Oly/Stratus Equities, L.P. and Stratus Properties Inc. Incorporated by reference to
          Exhibit 99.2 to STRS' Current Report on Form 8-K dated
          June 3, 1998.

10.9 Oly Stratus ABC West I Joint Venture Agreement between Oly ABC West I, L.P. and Stratus West I.L.P. dated
          September 30, 1998. Incorporated by reference to
          Exhibit 10.10 to the Quarterly Report on Form 10-Q of
          STRS for the Quarter ended September 30, 1998 ("the
          STRS Third Quarter 10-Q")

10.10          Amendment No. 1 to the Oly Stratus ABC West I
          Joint Venture Agreement dated November 9, 1998.
          Incorporated by reference to Exhibit 10.11 to the STRS
          Third Quarter 10-Q.

10.11          Management Agreement between Oly Stratus ABC West
          I Joint Venture and Stratus Management L.L.C. dated
          September 30, 1998. Incorporated by reference to
          Exhibit 10.12 to the STRS Third Quarter 10-Q.

10.12          Loan Agreement dated September 30, 1998 between
          Oly Stratus ABC West I Joint Venture and Oly Lender
          Stratus, L.P. Incorporated by reference to Exhibit
          10.13 to the STRS Third Quarter 10-Q.

10.13 General Partnership Agreement dated April 8, 1998 by and between Oly/Houston Walden, L.P. and Oly/FM
          Walden, L.P. Incorporated by reference to Exhibit 10.14 to the STRS Third Quarter 10-Q.

10.14 Amendment No. 1 to the General Partnership Agreement dated September 30, 1998 by and among Oly/Houston Walden, L.P., Oly/FM Walden, L.P. and Stratus Ventures I Walden, L.P. Incorporated by reference to Exhibit 10.15 to the STRS Third Quarter 10-Q.

10.15          Development Loan Agreement dated September 30,
          1998 by and between Oly Walden General Partnership and
          Bank One, Texas, N.A. Incorporated by reference to
          Exhibit 10.16 to the STRS Third Quarter 10-Q.

10.16 Guaranty Agreement dated September 30, 1998 by and between Oly Walden General Partnership and Bank One,
          Texas, N.A. Incorporated by reference to Exhibit 10.17 to the STRS Third Quarter 10-Q.

10.17 Management Agreement dated April 9, 1998 by and between Oly/FM Walden, L.P. and Stratus Management,
          L.L.C. Incorporated by reference to Exhibit 10.18 to the STRS Third Quarter 10-Q.

          Executive Compensation Plans and Arrangements (Exhibits
          10.18 through 10.21)

10.18 STRS' Performance Incentive Awards Program, as amended effective February 11, 1999.

10.19 STRS Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to STRS's 1997 Form 10-K.

10.20          STRS 1996 Stock Option Plan for Non-Employee
          Directors, as amended. Incorporated by reference to Exhibit
          10.10 to STRS' 1997 Form 10-K.

10.21 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999.

21.1      List of subsidiaries.

23.1      Consent of Arthur Andersen LLP.

24.1 Certified resolution of the Board of Directors of STRS authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of STRS.

27.1      Financial Data Schedule.

                     STRATUS PROPERTIES INC.
                  INDEX TO FINANCIAL STATEMENTS


     The financial statements in the schedule listed below should be read in conjunction with the financial statements of STRS contained elsewhere in this Annual Report on Form 10-K.

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


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Stratus Properties Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 included elsewhere in Stratus Properties Inc.'s Annual Report on Form 10-K, and have issued our report thereon dated January 19, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                            Arthur Andersen LLP

Austin, Texas
January 19, 1999


                         Stratus Properties Inc.
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 1998
                            (In Thousands)
                                                     SCHEDULE III

                                                        Cost       Gross
                                                     Capitalized   Amounts at
                                                    Subsequent to  December 31,
                                      Intial Cost    Acquisitions    1998
                                   ---------------- ------------  ------------
                                            Building                   Building
                                              and                         and
                                            Improve-                    Improv-
                                     Land    ments      Land      Land   ements
                                   --------  -------  --------  ------- -------
Developed Lots
 Camino Real, San Antonio, TX      $   175      -    $    471   $  646     -
 Bent Tree Marsh, Dallas TX             78       -         157      235    -
 Willow Bend, Plano, TX                417       -         362      779    -
 Copper Lakes, Houston,TX              279       -       1,150    1,429    -
 Barton Creek (North), Austin TX       198       -         710      908    -
Undevloped Acerage
 Camino Real, San Antonio, TX          825       -         -        825    -
 Copper Lakes, Houston, TX           2,225       -       1,980    4,205    -
 Bent Tree Addison, Dallas, TX         364       -         -        364    -
 Bent Tree Apt./ Retail, Dallas TX     873       -         -        873    -
 Barton Creek (North), Austin, TX    5,825       -      28,281   34,106    -
 Barton Creek (South), Austin, TX   20,325       -       4,154   24,479    -
 Lantana, Austin, TX                 3,934       -       2,088    6,022    -
 Longhorn Properties, Austin, TX    15,792       -       5,599   21,391    -
Operating Properties
 Barton Creek Utilities, Austin, TX    -         416       -        -     416
                                   --------  -------  --------  ------- -------
                                   $51,310       416  $ 44,952  $96,678   416
                                   ========  =======  ========  ======= =======


              Stratus Properties Inc.
  REAL ESTATE AND ACCUMLATED DEPRECIATION (Continued)
               December 31, 1998

                                            Number of Lots
                                              and Acres  Accumulated
                                             ------------  Depre-     Year
                                     Total   Lots   Acres  ciation  Acquired
                                    -------  -----  ----- --------  --------
Developed Lots
 Camino Real, San Antonio, TX       $   646     17     -      -       1990
 Bent Tree Marsh, Dallas TX             235      8     -      -       1991
 Willow Bend, Plano, TX                 779      6     -      -       1991
 Copper Lakes, Houston,TX             1,429     68     -      -       1991
 Barton Creek (North), Austin TX        908      6     -      -       1997
Undevloped Acerage
 Camino Real, San Antonio, TX           825      -     57     -       1990
 Copper Lakes, Houston, TX            4,205      -    169     -       1991
 Bent Tree Addison, Dallas, TX          364      -      8     -       1991
 Bent Tree Apt./ Retail, Dallas TX      873      -     10     -       1990
 Barton Creek (North), Austin, TX    34,106      -    650     -       1988
 Barton Creek (South), Austin, TX    24,479      -  1,797     -       1988
 Lantana, Austin, TX                  6,022      -    513     -       1994
 Longhorn Properties, Austin, TX     21,391      -  1,274     -       1992
Operating Properties
 Barton Creek Utilities, Austin, TX    -         -     -      122     1997
                                    -------  -----  -----  ------
                                    $96,678    105  4,478  $  122
                                    =======  =====  =====  ======


                     Stratus Properties Inc.
                      Notes to Schedule III
                         (In Thousands)

(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended
December 31, 1998 and 1997 are as follows:

                                          1998          1997
                                        ---------    ---------
Balance, beginning of year              $ 105,320    $ 119,478
  Acquisitions                                728        1,802
  Improvements and other                    5,619       10,116
  Cost of real estate sold                (14,989)     (26,076)
                                        ---------    ---------
Balance, end of year                    $  96,678    $ 105,320
                                        =========    =========

The aggregate net book value for federal income tax purposes as of December 31, 1998 was $124,560,000.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation for the years ended
December 31, 1998 and 1997 are as follows:

                                           1998        1997
                                          ------      ------
Balance, beginning of year                $   46      $  723
Depreciation expense                           7          98
Real estate sold                              -         (775)
                                          ------      ------
Balance, end of year                      $  122      $   46
                                          ======      ======



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