Form 10-Q
period 1999-03-31
STRATUS PROPERTIES INC
filed 1999-05-14
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended  March 31, 1999



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On March 31, 1999, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $0.01 per share.




                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Operations                        4

              Statements of Cash Flow                         5

              Notes to Financial Statements                   6

            Remarks                                           8

            Report of Independent Public Accountants          9
             of Financial Condition and Results of
             Operations                                      10

          Part II.  Other Information                        15

          Signature                                          17

          Exhibit Index                                      E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     STRATUS PROPERTIES INC.
                 CONDENSED BALANCE SHEETS (Unaudited)

                                             March 31,   December 31,
                                               1999         1998
                                             ---------    ---------
                                                 (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                    $   4,949    $   5,169
Accounts receivable:
   Property sales                                  670          525
   Other                                         1,320          408
Prepaid expenses                                   335          361
                                             ---------    ---------
  Total current assets                           7,274        6,463
Real estate and facilities, net                 96,899       96,556
Investment in and advances to
  unconsolidated affiliates                      2,519        2,468
Other assets                                     5,292        6,342
                                             ---------    ---------
Total assets                                 $ 111,984    $ 111,829
                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities     $     700    $     583
Accrued interest, property taxes and other         459        1,861
Current portion of long-term debt               14,118        -
                                             ---------    ---------
  Total current liabilities                     15,277        2,444
Long-term debt                                  17,122       29,178
Other liabilities                                6,095        6,238
Mandatorily redeemable preferred stock          10,000       10,000
Stockholders' equity                            63,490       63,969
                                             ---------    ---------
Total liabilities and stockholders' equity   $ 111,984    $ 111,829
                                             =========    =========

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                 STATEMENTS OF OPERATIONS (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                1999      1998
                                              --------   -------
                                             (In Thousands,Except
                                               Per Share Amounts)
Revenues                                      $ 1,586    $ 2,655
Costs and expenses:
Cost of sales                                   1,070      1,648
General and administrative expenses               734      1,392
                                              -------    -------
  Total costs and expenses                      1,804      3,040
                                              -------    -------
Operating loss                                   (218)      (385)
Interest expense, net                            (269)      (507)
Other income (loss), net                          (29)         9
                                              -------    -------
Loss before income taxes and
  equity in affilities                           (516)      (883)
Income tax provision                              (14)        -
Equity in unconsolidated affiliates'income         51         -
                                              -------    -------
Net loss                                      $  (479)   $  (883)
                                              =======    =======

Basic and diluted net loss per share           $(0.03)    $(0.06)
                                               ======     ======
Basic and diluted average shares outstanding   14,288     14,288
                                               ======     ======


The accompanying notes are an integral part of these financial statements.

                      STRATUS PROPERTIES INC.
                 STATEMENTS OF CASH FLOW (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1999        1998
                                                     -------      -------
                                                        (In Thousands)
Cash flow from operating activities:
Net loss                                             $  (479)     $  (883)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                           21           14
  Cost of real estate sold                             1,003        2,091
  Equity in unconsolidated affiliates income             (51)         -
  (Increase) decrease in working capital:
   Accounts receivable and other                         (41)         417
   Accounts payable and accrued liabilities           (1,222)        (514)
  Long term receivable and other                         (85)        (584)
                                                     -------      -------
Net cash provided by (used in) operating activities     (854)         541
                                                     -------      -------
Cash flow from investing activities:
Real estate and facilities                            (1,366)      (1,979)
                                                     -------      -------
Net cash used in investing activities                 (1,366)      (1,979)
                                                     -------      -------
Cash flow from financing activities:
Proceeds from credit facility, net                     2,000        3,000
                                                     -------      -------
Net cash provided by financing activities              2,000        3,000
                                                     -------      -------
Net increase (decrease) in cash and cash equivalents    (220)       1,562
Cash and cash equivalents at beginning of year         5,169          873
                                                     -------      -------
Cash and cash equivalents at end of period           $ 4,949      $ 2,435
                                                     =======      =======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS


1.  EARNINGS PER SHARE
Basic and diluted net loss per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the period. STRS had options outstanding to purchase a total of approximately 191,000 shares for the first quarter of 1999 and 372,000 shares for the first quarter of 1998 excluded from the diluted net loss per share of common stock computation as anti-dilutive considering the losses reported during each quarter presented. Additionally STRS' outstanding mandatorily redeemable preferred stock, convertible into approximately 1.7 million shares of common stock, and its outstanding convertible debt, convertible into approximately 290,000 shares of common stock, were also excluded from the diluted net loss per share calculation because the inclusion of such shares would decrease the net loss per share for the first quarter of 1999. During the first quarter of 1999, there were no dividends accrued on the mandatorily redeemable preferred stock and interest expense on the convertible debt totaled approximately $62,000. There was no outstanding mandatorily redeemable preferred stock or convertible debt during the first quarter of 1998.

    Outstanding options to purchase approximately 476,000 shares at an average exercise price of $5.29 per share during the first quarter of 1999 were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price for the quarter and because of the net loss recorded during the quarter. During the first quarter of 1998 all options outstanding had exercise prices below the average market price for the quarter; however, the options were excluded from the diluted EPS computation because of STRS' net loss for the quarter.

2.  LONG-TERM DEBT
STRS has a $35.0 million revolving credit facility with individual borrowings bearing interest at rates based on the lead lender's prime rate or LIBOR, at STRS' option. The aggregate commitment decreased to $35.0 million on January 1, 1999. It will be reduced further to $15.0 million on January 1, 2000 and will terminate on January 1, 2001. STRS will classify any borrowings on this credit facility in excess of $15 million as current maturities of long-term debt. As of March 31, 1999, credit facility borrowings totaled $29.1 million of STRS' $31.2 million outstanding debt. IMC Global Inc. (IGL) has guaranteed amounts borrowed under the facility in exchange for an annual fee, payable quarterly, equal to the difference between STRS' cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the current rate on the LIBOR-funded loans under the facility. STRS cannot amend the facility without IGL's consent. For further discussion of this credit facility, see
Note 5 of "Notes to Financial Statements" in STRS' 1998 Annual Report on Form 10-K. STRS had $2.1 million of additional long-term debt outstanding on March 31, 1999 resulting from borrowings on its convertible debt facility (see Note 3 below).

    STRS believes its near-term capital resource needs can be met adequately during 1999 from operating cash flows and additional borrowings under its existing debt facilities. However, the debt reduction required under its revolving credit facility (see above) will require raising additional capital by no later than January 1, 2000. Accordingly, STRS is currently exploring capital raising alternatives, including various forms of debt and/or equity financing. STRS continues to pursue financing for the development of individual projects through both commercial bank facilities and in accordance with its alliance with Olympus, (see Note 3 below). While there can be no assurance that STRS will have the necessary funds, management believes that STRS has the ability to effectively address its capital resource needs and debt reduction requirements.

3. OLYMPUS RELATIONSHIP
On May 22, 1998, STRS and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of STRS' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in STRS mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to STRS and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint STRS/Olympus projects.

     The $10 million convertible debt facility is available to STRS in whole or in part until May 22, 2004 and is intended to fund STRS' equity investments in new STRS/Olympus joint venture opportunities involving properties not currently owned by STRS. Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. As of March 31, 1999, Olympus had elected to add all interest to the principal ($2.0 million), resulting in an outstanding amount of $2.1 million.

     Through May 22, 2001, Olympus agreed to make available up to $50 million for its share of capital for direct investments in STRS/Olympus joint acquisition and development activities. In return, STRS has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by STRS, as well as development opportunities on existing properties in which STRS seeks third-party equity participation.
 As of March 31, 1999 Olympus had invested approximately $3.6 million of such funds in STRS/Olympus joint ventures. For further discussion of STRS' alliance and its subsequent formation of joint ventures with Olympus see Note 4 below and Notes 2, 3 and 4 of "Notes to Financial Statements" included in STRS' 1998 Annual Report on Form 10-K.

4.    INVESTMENT IN UNCONSOLIDATED AFFILIATES
On September 30, 1998, STRS entered into two separate transactions with Olympus. The first provided for the development of a 75 residential lot project at the Barton Creek ABC West Phase I subdivision currently referred to as Wimberly Lane. In this transaction STRS sold the land to the Oly/Stratus ABC West I Joint Venture, ("ABC Joint Venture") for approximately $3.3 million, of which $1.65 million attributable to its 50 percent equity interest was deferred for financial accounting purposes, and invested approximately $0.5 million in the now fully developed project. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project. Olympus originally purchased this project in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property. STRS has served as manager of this project since Olympus' purchase. STRS acquired its 50 percent interest in the Oly Walden Partnership ("Walden Partnership") borrowing $2.0 million of funds available under its convertible debt facility with Olympus (see Note 3 above). STRS accounts for its investment in both of these affiliated entities using the equity method.

     The Walden Partnership and the ABC Joint Venture each have existing project development loan facilities with the same commercial bank. These facilities, totaling $8.2 million for the Walden Partnership and $3.9 million for the ABC Joint Venture, are non-recourse to the partners and secured by the assets of the respective projects. At March 31, 1999, borrowings of $5.6 million and $1.3 million were outstanding on these respective facilities. Additionally, these facilities required that a wholly owned subsidiary of STRS deposit a total of $3.0 million of restricted cash with the bank as additional collateral for the loan. The loan agreement for the Walden Partnership permits a $0.30 reduction of this restricted cash deposit for every $1.00 principal repaid on the Walden Partnership loan. However, the restriction on the $0.5 million deposited as collateral for the ABC Joint Venture loan will not be removed until the entire loan is repaid. At March 31, 1999, STRS had approximately $2.6 million of restricted cash pursuant to these project development loan facilities agreements.

     For a detailed discussion of the joint venture and partnership transactions with Olympus see Note 4 "Investment in Unconsolidated Affiliates" and "Transactions With Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A " Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" included in STRS' 1998 Annual Report on Form 10-K.

    There  have   been   no  dividends   received   from   either
unconsolidated affiliate since their inception through March 31, 1999. The summarized unaudited financial information of STRS' unconsolidated affiliates is shown below (in thousands):

                                      ABC           Walden
                                 Joint Venture    Partnership   Total
                                 -------------    -----------   ------
Earnings data for the quarter
  ended March 31, 1999:
Revenue                            $       774    $      390    $ 1,164
Operating income (loss)                    248          (133)       115
Net income (loss)                          248          (146)       102
STRS' equity in net income (loss)          124           (73)        51


5.  LITIGATION
STRS is involved in numerous pending litigation matters with the City of Austin and others, which may affect its property development entitlements and its ability to secure reimbursement of approximately $22 million, of which STRS' portion is estimated to be approximately $18 million, relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 6 "Real Estate" in the STRS Annual Report on Form 10-K for the year ended December 31, 1998 for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Annual Report on Form 10-K refer to "Capital Resources and Liquidity" and Part II - Other Information, "Legal Proceedings" included elsewhere in this interim report on Form 10-Q.

                      --------------------
                             Remarks

The information furnished herein should be read in conjunction with STRS' financial statements contained in its 1998 Annual Report to stockholders included in its Annual Report on Form 10-
K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware Corporation), as of March 31, 1999, and the related statements of operations and cash flow for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Stratus Properties Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 19, 1999, based on our audit, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                 /s/ ARTHUR ANDERSEN LLP

Austin, Texas
April 20, 1999

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

     STRS also owns 73 developed lots, 169 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas that are being actively marketed. These real estate interests are managed by unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties.

             INVESTMENT IN UNCONSOLIDATED AFFILIATES

     On September 30, 1998, STRS and Olympus agreed to enter into two separate 50 percent owned joint real estate transactions, pursuant to a strategic alliance entered into on May 22, 1998
(see Notes 3 and 4 above).

     During the first quarter of 1999, STRS, as developer, completed the development of 75 residential lots at the Oly
Stratus ABC West I Joint Venture ("ABC Joint Venture"). STRS, as manager, closed on the initial sale of eight lots on March 31, 1999 resulting in revenues of $0.8 million to the joint venture.
The net proceeds from these sales were used to reduce outstanding borrowings under the ABC Joint Venture development project loan facility, which at March 31, 1999, totaled $1.3 million. STRS will continue its marketing efforts and anticipates substantial sales during the remainder of 1999 and into early 2000. All sales proceeds will initially be used to repay the outstanding project loan prior to any distributions to STRS and Olympus. STRS will have access to $0.5 million that it funded to a restricted account as additional collateral for the loan facility upon the ABC Joint Venture's full repayment of the project loan, which is anticipated by early
2000.

      STRS is continuing its management of the Oly Walden Partnership, which currently includes approximately 680 developed lots and 80 acres of platted but undeveloped real estate. STRS receives management fees and commissions for its services. STRS has negotiated agreements that provide for the sale of approximately 90 percent of the developed lots. These agreements require the purchasers to close on the lots pursuant to a specific schedule, which STRS anticipates will result in the sale of all such lots over a period not to exceed four years. Approximately 250 lots have already closed and funded under these agreements.

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

     At the Lantana project, STRS has completed construction of a $3.0 million water system to serve the approximate 500 undeveloped acres remaining in the project. The City of Austin
(the City) has approved the completion of this water system and reimbursed STRS $1.0 million of the system's costs in December
1998, with the remaining balance to be reimbursed ratably in 1999 and 2000. The property is planned to accommodate up to 2.5 million square feet of commercial space, 1,100 multi-family units, and 330 single-family lots. STRS has commenced site work on the 140,000 square foot Lantana Corporate Center (7000 West) and secured a $6.6 million project loan commitment for the 70,000 square foot first phase (see "Capital Resources and Liquidity" below). Construction on the first 7000 West building is presently scheduled to be completed in late 1999 and STRS is actively pre-leasing the building.

     STRS is currently entitling approximately 250 acres within Barton Creek for the development of 54 single family homesites. The proposed development is being permitted in accordance with the City sponsored Save Our Spring (SOS) ordinance. The developed lots could be marketed as early as year-end 1999 pending timely approval of the project by the City.

     STRS has finalized plans for the development of its 46 acre Bee Cave tract, which is outside of the City's jurisdictional area. This development project is anticipated to yield up to 39 developed lots and 30,000 square feet of commercial space.

                      RESULTS OF OPERATIONS

    STRS' summary operating results follow (In Thousands):

                                           First Quarter
                                         -----------------
                                           1999     1998
                                         -------   -------
Revenues:
  Developed properties                   $ 1,152   $ 2,385
  Undeveloped properties                     155       270
  Commissions, management fees and other     279       -
                                         -------   -------
Total revenues                             1,586     2,655

Operating loss                              (218)     (385)

Net loss                                    (479)     (883)


    Revenues during the first quarter of 1999 represented the sale of 21 single-family units, while first quarter of 1998 revenues resulted from the sale of 44 single-family homesites, and two acres of undeveloped property. Additionally, revenues from undeveloped properties during the first quarter of 1999 reflect STRS' recognition of previously deferred revenues from the sale of the initial eight lots at the ABC Joint Venture. These subsequent lot sales to unrelated third parties permitted STRS to recognize $155,000 of $1,647,500 in previously deferred revenues and $56,000 of related profit, which resulted from STRS' initial sale of the 28 acres of undeveloped property to the ABC Joint Venture. STRS' commissions, management fees and other revenue reflect its increasing involvement in that aspect of the real estate business and reflects its managerial role in the joint ventures with Olympus as well as its being the manager of the 2,200 acre Lakeway project near Austin.

    Cost of sales decreased to $1.1 million for the three months ended March 31, 1999 from $1.7 million for the same period last year. The decrease resulted primarily from the reduction in sales. Reimbursement of certain infrastructure costs, which were previously charged to expense and/or related to properties previously sold, reduced cost of sales by approximately $0.8 million during both the 1999 and 1998 periods.

    General and administrative expenses decreased during the three months ended March 31, 1999, to $0.7 million from $1.4 million during the comparable period last year. The decrease resulted primarily from reduced legal costs in connection with STRS' ongoing efforts to resolve, through litigation, attempts by the City and others to restrict STRS' development entitlements and to secure reimbursement of approximately $22 million relating to infrastructure costs incurred in the development of the Circle C property. STRS' share of these costs, currently estimated at approximately $18 million, are not recorded as an asset in STRS' balance sheet. In December 1998, the Texas Supreme Court heard oral argument on a legal brief that may resolve various issues between STRS and the City. A ruling is anticipated during 1999. Lower legal costs during the first quarter of 1999 reflect the relative inactivity associated with timing of the Texas Supreme Court's ruling. See Part II, Item 1 "Legal Proceedings" for further discussion of legal matters concerning STRS. Legal expenses for the three months of 1999 and 1998 totaled approximately $0.2 million and $0.6 million, respectively.

    During 1995, legislation was enacted that enabled STRS to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse STRS for costs related to the installation of major utility, drainage and water quality infrastructure. During the first quarter of 1999 STRS received approximately $1.1 million in partial reimbursement of infrastructure costs relating to the Barton Creek development compared with $1.0 million collected during the first quarter of 1998. The proceeds were used in part to fund current development expenditures and to repay debt. STRS received approximately $2.0 million of additional Barton Creek MUD reimbursements during early April 1999 and expects to receive additional reimbursements for previously incurred infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future Barton Creek MUD reimbursements are uncertain. For information concerning Circle C MUD reimbursements currently being litigated, see Part II, Item 1, "Legal Proceedings".

    Net interest expense totaled $269,000 during the first quarter of 1999 compared to $507,000 during first-quarter of 1998. The decrease reflects lower average debt outstanding in the current year and an increase in capitalized interest.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash used in operating activities totaled $0.9 million during the first quarter of 1999 compared with cash provided from operations of $0.5 million during the first quarter of 1998. The decrease reflects the substantial reduction of sales revenues and STRS' payment of outstanding accounts payable and accrued liabilities subsequent to December 31, 1998. Cash used in investing activities totaled $1.4 million during the first quarter of 1999 compared with $2.0 million during the first quarter of 1998, reflecting STRS' net real estate and facilities expenditures. Financing activities provided cash of $2.0 million from increased borrowings during the first quarter of 1999 compared with $3.0 million during the first quarter of 1998. STRS used the proceeds to fund real estate development expenditures and fund operations.

     STRS development expenditures during the first quarter of 1999 were funded largely from borrowings under its credit facility, which provides aggregate available credit of $35 million through December 31, 1999 and $15 million through December 31, 2000 (see Note 2). At March 31, 1999, outstanding debt on this credit facility totaled $29.1 million. Anticipated capital expenditures for the remainder of 1999 are expected to be funded by operating cash flow and additional borrowings, with the level of such capital expenditures subject to change based on the resolution of ownership of certain reimbursements of previously incurred infrastructure costs and other legal and regulatory issues, as further discussed in Part II, Item 1, "Legal Proceedings."

     In April 1999, STRS and a wholly owned subsidiary finalized a $6.6 million project development loan facility with a commercial bank for the development of the 70,000 square foot first phase of the 7000 West project at Lantana. STRS is guarantor of the completion of the project and unpaid interest and certain other limited obligations. The 18 month variable rate loan is secured by the approximate 11 acres of land at 7000 West and related improvements, as well as the approximate $2.0 million of reimbursements due from the City of Austin for the Lantana water pump station (see "Development Activities" above).
 Interest is payable monthly and accrues at the bank's prime rate or LIBOR plus 250 basis points at STRS' option. STRS is anticipating refinancing this bridge financing upon the completion of the pre-leasing activities that are currently underway.

     STRS' future operating cash flows and, ultimately, its ability to develop its properties and expand its business will be largely dependent on the level of its real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and the ability of STRS to continue to protect its land use and development entitlements. Significant development expenditures remain to be incurred for STRS' Austin-area properties prior to their eventual sale. STRS' anticipated 1999 capital expenditures will be limited to essential levels as STRS works to preserve its land use and related rights in various disputes with the City and others, as more fully explained in
Part II Item 1, "Legal Proceedings." As a result, property sales during the remainder of 1999 are expected to be lower than in previous years. STRS believes its near-term capital resource needs can be met adequately during 1999 from operating cash flows and additional borrowings under its debt facilities. However, the debt reduction required under its revolving credit facility will require raising additional capital by no later than January 1, 2000. STRS therefore is considering other capital raising alternatives, including various forms of debt and/or equity financing and other means. STRS is able to obtain up to $50 million in capital from Olympus for the development of existing properties in which it desires third-party equity participation, and also believes it can obtain bank financing at a reasonable cost for refinancing its existing credit facility. However, while financing for development of STRS' existing properties is available (see discussion above), obtaining land acquisition financing is generally expensive and uncertain. While there can be no assurance that STRS will generate sufficient cash flow or obtain sufficient funds to make the required debt reduction to $15 million by January 1, 2000 under its existing revolving credit facility, STRS believes it can meet the capital resource needs discussed above. Resolving its entitlement and reimbursement disputes with the City and establishing a long-term capital structure remain STRS' primary objectives for the remainder of 1999.

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

STRS' State of Readiness. STRS has been pursuing a strategy to ensure all its significant computer systems will be Y2K compliant, i.e., able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Certain computerized business systems and related services are provided under contract by a services company of which STRS owns 10 percent (the Services Company) which is responsible for ensuring Y2K Compliance for the systems it manages. The Services Company has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by STRS' executive management and reported to the Audit Committee of the STRS Board of Directors. In addition, the independent accounting firm functioning as STRS' internal auditors is assisting management in monitoring the progress of the Y2K plan. STRS believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999. Like other companies, STRS cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

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

Information Technology (IT) Systems. With the exception of testing interfaces to computerized disbursement systems provided by its primary bank, STRS and the Services Company have completed Y2K remediation and testing work for critical business and office automation systems. Testing of the banking interfaces are scheduled for the second quarter of 1999 after the bank completes its own internal Y2K testing.

Non-IT Systems. With a few minor exceptions involving water quality and other environmental monitoring and associated laboratory analysis systems, STRS does not rely upon process control, engineering, or other "Non-IT" systems in its business. STRS completed an assessment of this area and does not believe overall risk is significant.

Third Party Risks. STRS computer systems are not widely integrated with the systems of its suppliers or customers. The primary potential risk attributable to third parties would be from a temporary disruption of STRS operations due to a failure by a supplier to meet its contractual obligations for services and/or materials (rather than a failure associated with integrated computer systems). An assessment of third party risk has been completed. Based on this assessment, STRS does not believe overall risk from third parties is significant.

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

STRS' Contingency Plans   Although STRS believes the likelihood
of any or all of the above risks occurring to be low, specific contingency plans are being developed to address certain risk areas. Initial contingency plans have been developed and will continue be updated based on changing business requirements. While there can be no assurances that STRS will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the IGL guarantee, the anticipated outcome of the litigation and regulatory matters, the expected results of STRS' business strategy, Y2K Compliance and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from STRS' expectations include economic and business conditions, business opportunities that may be presented to and pursued by STRS, changes in laws or regulations and other factors, many of which are beyond the control of STRS and other factors that are described in more detail under the heading "Cautionary Statements" in STRS' Form 10-K for the year ended December 31, 1998.

                  ----------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

     STRS is involved in various regulatory matters and litigation involving entitlement and/or development of its Austin properties. For a detailed discussion on these matters see Item
3, "Legal Proceedings" and Note 6, "Real Estate" included in
STRS' 1998 Annual Report on Form 10-K.

     Below is a summary of the cases in which STRS is currently involved. The current status is summarized and should be read in conjunction with the above referenced sections of the STRS 1998
Annual Report on Form 10-K.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief
Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County
345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 Water Quality Protection Zones ("WQPZ") and their owners, including the Barton Creek WQPZ, challenging the constitutionality of the legislation authorizing the creation of water quality zones. The Attorney General of Texas intervened in this suit and the Circle
C WQPZ litigation, described below, to defend the legislation.
The City filed a motion for partial summary judgment against one defendant and against the State of Texas. All defendant parties filed motions with regard to summary judgment. A summary judgment hearing was conducted in the Travis County District
Court on July 9, 1998. The District Court entered an order granting the City's motion for summary judgment motion and declaring the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme Court. STRS and other defendants filed appeals. The Texas Supreme Court noted probable jurisdiction and set an expedited briefing and hearing schedule.
Oral argument was presented to the Texas Supreme Court on December 9, 1998. A ruling is expected in 1999.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp., a wholly owned subsidiary of STRS, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any MUD. In November 1997, STRS sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. On September 4, 1998, after numerous attempts by the City, to transfer venue, deny jurisdiction or to stay the proceedings, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City filed a petition for writ of injunction with the Texas Supreme Court requesting a stay of the District Court's ruling. On October 22, 1998, the Texas Supreme Court granted a temporary stay. The City has appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. The appellate court set the case for submission, without oral argument, on April 30, 1999. Both parties submitted briefs and filed motions for oral argument. On April 30, 1999, the Third Court of Appeals granted the motions for oral argument and the case is expected to be reset for submission during the second quarter of 1999. The principal issue involved in this case, the constitutionality of the enabling legislation authorizing the creation of WQPZs, is already pending before the Texas Supreme Court in the City's WQPZ action described above and is expected to be resolved in connection with that case. Assuming the enabling legislation is determined to be constitutional, certain important collateral issues will be addressed by the Third Court of Appeals. Those issues, which involve the application of the WQPZ enabling legislation to Circle C, are expected to be resolved in STRS' favor.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, STRS' property located within Circle C's municipal utility districts
(MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse STRS for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, STRS sued the City. The City's total reimbursement obligation to the Circle C developers is currently estimated at $22 million, of which STRS' share is currently estimated at approximately $18 million. These proceeds are also subject to the Phoenix litigation described below. The City's and STRS' engineers and accountants are reviewing financial and engineering materials in an effort to reach agreement on the proper amount of STRS' reimbursement claim.

Both parties have filed motions for summary judgment. The hearing set for May 18, 1999 and the trial setting, previously scheduled for May 24, 1999, have both been temporarily continued. STRS will continue to pursue this action vigorously.

Phoenix Litigation: Circle C Land Corp. v. Phoenix Holdings, Ltd., Cause No. 97-10388 (Travis County 261st Judicial District Court, Texas filed 2/5/97). In February 1997, Circle C filed a petition for declaratory judgment against Phoenix, which purchased the residential portion of Circle C's lands, seeking a declaration that Circle C is entitled to most of the MUD reimbursements for infrastructure cost incurred at Circle C. Phoenix filed a counterclaim in June 1997. In February 1998, the District Court granted Circle C's summary judgment motion on the primary case and Phoenix dismissed its counterclaim with prejudice, but reserved the right to appeal the summary judgment of the primary case. On April 10, 1998, Phoenix appealed. In March 1999, the Texas Third Court of Appeals upheld the District Court's ruling in favor of Circle C. On March 18, 1999, Phoenix filed a motion for rehearing with the Texas Third Court of Appeals, which was denied on April 29, 1999. As a final effort, Phoenix may file a writ with the Texas Supreme Court, which if filed is also expected to be denied . See "Annexation/Circle C MUD Reimbursement Suit" above for the estimated amount of MUD reimbursement currently due to STRS.

Legislative Matters. In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704) which established the grandfathered rights for previously permitted lands. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City has attempted to apply these regulations to portions of STRS' Circle C property and Lantana. In response, STRS will vigorously assert and defend its grandfathered entitlements. In April 1999, the Texas State House of Representatives and Senate overwhelmingly approved H.B. 1704, which on May 11, 1999 became law effective immediately upon receiving the Governor's signature.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  The exhibits to this report  are listed in the  Exhibit
          Index appearing on page E-1 hereof.

     (b) The registrant filed no Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

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


Date:   May 14, 1999

                     STRATUS PROPERTIES INC.
                          EXHIBIT INDEX

 Exhibit
 Number

  3.1 Amended and Restated Certificate of Incorporation of STRS. Incorporated by reference to STRS' Exhibit
          3.1 to 1998 Form 10-K.

  3.2 By-laws of STRS, as amended as of February 11, 1999. Incorporated by Reference to Exhibit 3.2 to STRS'
          1998 Form 10-K.

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

  4.4 Amended, Restated and Consolidated Credit Agreement dated as of December 15, 1997 among the Partnership, Circle C Land Corp., certain banks, and The Chase Manhattan Bank, as Administrative Agent and Document Agent. Incorporated by reference to Exhibit
          4.4 to STRS' 1997 Form 10-K.

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

          Executive Compensation Plans and Arrangements (Exhibits
          10.18 through 10.21)

10.18 STRS' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to STRS' 1998 Form 10-K.

10.19 STRS Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to STRS's 1997 Form 10-K.

10.20        STRS 1996 Stock Option Plan for Non-Employee
          Directors, as amended. Incorporated by reference to Exhibit
          10.10 to STRS' 1997 Form 10-K.

10.21 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to STRS' 1998 Form 10-K.

15.1 Letter dated April 20, 1999 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1      Financial Data Schedule.