Form 10-Q
period 1999-06-30
STRATUS PROPERTIES INC
filed 1999-08-12
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended  June 30, 1999



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


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX No _


          On June 30, 1999, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $0.01 per share.


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

Item 1. Financial Statements.
        ---------------------

                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                            June 30,     December 31,
                                              1999          1998
                                            ---------     ---------
                                                 (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                   $   4,179     $   5,169
Accounts receivable:
   Property sales                                 590           525
   Other                                        1,376           408
Prepaid expenses                                  288           361
                                            ---------     ---------
  Total current assets                          6,433         6,463
Real estate and facilities, net                97,782        96,556
Investment in and advances to
 unconsolidated affiliates                      2,421         2,468
Other assets                                    5,698         6,342
                                            ---------     ---------
Total assets                                $ 112,334     $ 111,829
                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities    $     710     $     583
Accrued interest, property taxes and other        690         1,861
Current portion of long-term debt              13,118            -
                                            ---------     ---------
  Total current liabilities                    14,518         2,444
Long-term debt                                 17,414        29,178
Other liabilities                               6,377         6,238
Mandatorily redeemable preferred stock         10,000        10,000
Stockholders' equity                           64,025        63,969
                                            ---------     ---------
Total liabilities and stockholders' equity  $ 112,334     $ 111,829
                                            =========     =========

The accompanying notes are an integral part of these financial statements.

                  STRATUS PROPERTIES INC.
              STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   ------------------   -----------------
                                     1999      1998      1999      1998
                                   --------   -------   -------   -------
                                  (In Thousands, Except Per Share Amounts)

Revenues                           $  2,744   $ 3,408   $ 4,330   $ 6,063
Costs and expenses:
Cost of sales                         1,007     3,005     2,077     4,653
General and administrative
 expenses                             1,004     1,107     1,738     2,499
                                   --------   -------   -------   -------
  Total costs and expenses            2,011     4,112     3,815     7,152
                                   --------   -------   -------   -------
Operating income (loss)                 733      (704)      515    (1,089)
Interest expense, net                  (233)     (478)     (502)     (985)
Other income, net                       133        22       104        31
                                   --------   -------   -------   -------
Income (loss) before income
 taxes and equity in affiliates         633    (1,160)      117    (2,043)
Income tax provision                     -         -        (14)       -
Equity in unconsolidated affiliates     (98)       -        (47)       -
                                   --------   -------   -------   -------
Net income (loss)                  $    535   $(1,160)  $    56   $(2,043)
                                   ========   =======   =======   =======
Net income (loss) per share:
  Basic                               $0.04    $(0.08)      $-     $(0.14)
                                      =====    ======       ===    ======
  Diluted                             $0.03    $(0.08)      $-     $(0.14)
                                      =====    ======       ===    ======
Average shares outstanding:
  Basic                              14,288    14,288    14,288    14,288
                                     ======    ======    ======    ======
  Diluted                            16,254    14,288    16,235    14,288
                                     ======    ======    ======    ======


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                       1999        1998
                                                     -------     --------
                                                        (In Thousands)
Cash flow from operating activities:
Net income (loss)                                    $    56     $ (2,043)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                           42           36
  Cost of real estate sold                             3,072        4,939
  Equity in unconsolidated affiliates losses              47           -
  (Increase) decrease in working capital:
   Accounts receivable and other                          30          263
   Accounts payable and accrued liabilities             (919)        (370)
  Other                                                 (208)      (2,687)
                                                     -------     --------
Net cash provided by operating activities              2,120          138
                                                     -------     --------
Cash flow from investing activities:
Real estate and facilities                            (4,110)      (3,111)
                                                     -------     --------
Net cash used in investing activities                 (4,110)      (3,111)
                                                     -------     --------
Cash flow from financing activities:
Proceeds from preferred stock issuance                    -        10,000
Borrowings (repayment) of debt, net                    1,000       (6,000)
                                                     -------     --------
Net cash provided by financing activities              1,000        4,000
                                                     -------     --------
Net increase (decrease) in cash and cash equivalents    (990)       1,027
Cash and cash equivalents at beginning of year         5,169          873
                                                     -------     --------
Cash and cash equivalents at end of period           $ 4,179     $  1,900
                                                     =======     ========

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS


1.  EARNINGS PER SHARE
Basic and diluted net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during each period presented. Stratus Properties Inc. (STRS) had outstanding options to purchase a total of approximately 254,000 and 235,000 shares of common stock for the second quarter and six months ended June 30, 1999, respectively, that were included in the computation of diluted net income per share. Additionally, the diluted net income per share calculations for the 1999 periods assume the redemption of STRS' approximate 1.7 million shares of outstanding mandatorily redeemable preferred stock for approximately 1.7 million shares of common stock. STRS' outstanding convertible debt, which is convertible into approximately 300,000 shares of common stock, was excluded from the diluted net income per share calculation because of its anti-dilutive effect. Interest accrued on the convertible debt outstanding totaled approximately $63,000 and $125,000 during the second quarter and six months ended June 30, 1999, respectively, and there have been no dividends accrued to date on the mandatorily redeemable preferred stock. During the second quarter and six month periods of 1998 STRS had outstanding options representing 320,000 and 345,000 shares of common stock, respectively, that would otherwise be included in the calculation of diluted net loss per share but were excluded because of the anti-dilutive effect their inclusion would have on the calculation, considering the losses reported during the periods.
 The diluted loss per share excluded the assumed redemption of the outstanding mandatorily redeemable preferred stock during the second quarter and six months ended June 30, 1998. There was no outstanding convertible debt as of June 30, 1998.

    Outstanding options to purchase approximately 295,000 and 514,000 shares of common stock at average exercise prices of $6.14 and $5.78 per share for the second quarter of 1999 and 1998, respectively, and outstanding options to purchase 295,000 and 289,000 shares of common stock at average exercise prices of $6.14 and $6.19 per share for the six months ended June 30, 1999 and 1998, respectively, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price for the periods presented.

2.  LONG-TERM DEBT
STRS has a $35.0 million revolving credit facility with individual borrowings bearing interest at rates based on the lead lender's prime rate or LIBOR, at STRS' option. The aggregate commitment decreased to $35.0 million on January 1, 1999. It will be reduced further to $15.0 million on January 1, 2000 and will terminate on January 1, 2001. During 1999 STRS will classify any borrowings on this credit facility in excess of $15 million as current maturities of long-term debt. As of June 30, 1999, credit facility borrowings totaled $28.1 million. IMC Global Inc. (IGL) has guaranteed amounts borrowed under the facility in exchange for an annual fee, payable quarterly, equal to the difference between STRS' cost of LIBOR-funded borrowings before the assumption of the guarantee by IGL and the current rate on the LIBOR-funded loans under the facility. STRS cannot amend the facility without IGL's consent. For further discussion of this credit facility, see Note 5 of "Notes to Financial Statements" in STRS' 1998 Annual Report on Form 10-K. STRS had $2.2 million of additional long-term debt outstanding on June 30, 1999 resulting from borrowings on its convertible debt facility (see Note 3 below) and $0.2 million outstanding on the Lantana Corporate Center project loan (see Note 4 below).

    STRS believes its near-term capital resource needs can be met adequately during 1999 from operating cash flows and additional borrowings under its existing debt facilities. However, the debt reduction required under its revolving credit facility (see above) will require new financing by no later than January 1, 2000. Accordingly, STRS is currently exploring capital raising alternatives, including various forms of debt and/or equity financing. STRS continues to pursue financing for the development of individual projects through both commercial bank facilities and in accordance with its alliance with Olympus (see Note 3 below). While there can be no assurance that STRS will have the necessary funds, management believes that STRS has the ability to effectively address its capital resource needs and debt reduction requirements.

3. OLYMPUS RELATIONSHIP
In May 1998, STRS and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of STRS' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in STRS' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to STRS and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint STRS/Olympus projects.

     The $10 million convertible debt facility is available to STRS in whole or in part until May 22, 2004 and is intended to fund STRS' equity investments in new STRS/Olympus joint venture opportunities involving properties not currently owned by STRS. Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. As of June 30, 1999, Olympus had elected to add all interest to the outstanding principal ($2.0 million, see Note 5 below), resulting in an outstanding amount of $2.2 million.

     Through May 22, 2001, Olympus agreed to make available up to $50 million for its share of capital for direct investments in STRS/Olympus joint acquisition and development activities. In return, STRS has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by STRS, as well as development opportunities on existing properties in which STRS seeks third-party equity participation.
 As of June 30, 1999, Olympus had invested approximately $3.6 million of such funds in STRS/Olympus joint ventures. For further discussion of STRS' alliance and its subsequent formation of joint ventures with Olympus see Note 5 below and Notes 2, 3 and 4 of "Notes to Financial Statements" included in STRS' 1998 Annual Report on Form 10-K.

4.   PROJECT LOAN FACILITY
 In April 1999, STRS and a wholly owned subsidiary finalized a $6.6 million project development loan facility with a commercial bank for the development of the 70,000 square foot first phase of the 140,000 square foot Lantana Corporate Center (7000 West). STRS is guarantor of the completion of the project and is responsible for any unpaid interest and certain other limited obligations. The 18-month, variable-rate, non-recourse loan is secured by approximately 11 acres of land at 7000 West, the related improvements and approximately $2.0 million of reimbursements due from the City of Austin for the Lantana water pump station. Interest is payable monthly and accrues at either the lending bank's prime rate or LIBOR plus 250 basis points at STRS' option. At June 30, 1999, outstanding borrowings on this project loan facility totaled $229,000.

5.    INVESTMENT IN UNCONSOLIDATED AFFILIATES
On September 30, 1998, STRS entered into two separate transactions with Olympus. The first provided for the development of a 75 residential lot project at the Barton Creek ABC West Phase I subdivision known as Wimberly Lane. In this transaction STRS sold the land to the Oly Stratus ABC West I Joint Venture (ABC Joint Venture) for approximately $3.3 million, of which $1.65 million attributable to its 50 percent equity interest was deferred for financial accounting purposes, and invested approximately $0.5 million in the now fully developed project. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project. Olympus originally purchased this project in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property. STRS has served as manager of this project since Olympus' purchase. STRS acquired its 50 percent interest in the Oly Walden Partnership (Walden Partnership) borrowing $2.0 million of funds available under its convertible debt facility with Olympus (see Note 3 above). STRS accounts for its investment in both of these affiliated entities using the equity method.

     The Walden Partnership and the ABC Joint Venture each have existing project development loan facilities with the same commercial bank. These facilities, totaling $8.2 million for the Walden Partnership and $3.9 million for the ABC Joint Venture, are non-recourse to the partners and secured by the assets of the respective projects. At June 30, 1999, borrowings of $5.2 million and $1.0 million were outstanding on these respective facilities. Additionally, these facilities required that a wholly owned subsidiary of STRS deposit a total of $3.0 million of restricted cash with the bank as additional collateral for the loan. The loan agreement for the Walden Partnership permits a $0.30 reduction of this restricted cash deposit for every $1.00 of principal repaid on the Walden Partnership loan. However, the restriction on the $0.5 million deposited as collateral for the ABC Joint Venture loan will not be removed until the entire loan is repaid. At June 30, 1999, STRS had approximately $2.5 million of restricted cash pursuant to these projects' development loan facilities agreements.

     For a detailed discussion of the joint venture and partnership transactions with Olympus see Note 4 "Investment in Unconsolidated Affiliates" and "Transactions With Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" included in STRS' 1998 Annual Report on Form 10-K.

    There have been no dividends received from either unconsolidated affiliate since their inception through June 30, 1999. The summarized unaudited financial information of STRS' unconsolidated affiliates is shown below (in thousands):

                                       ABC          Walden
                                  Joint Venture   Partnership    Total
                                  -------------   -----------   -------
Earnings data for the quarter
  ended June 30, 1999:
Revenues                            $   495       $   600       $ 1,095
Operating income (loss)                   4          (213)         (209)
Net income (loss)                         4          (199)         (195)
STRS' equity in net income (loss)         2          (100)          (98)

Earnings data for the six months
  ended June 30, 1999:
Revenues                            $ 1,269       $   990       $ 2,259
Operating income (loss)                 252          (346)          (94)
Net income (loss)                       252          (345)          (93)
STRS' equity in net income (loss)       126          (173)          (47)


5.  LITIGATION
STRS is involved in pending litigation involving the City of Austin and others, which may affect its property development entitlements and its ability to secure reimbursement of approximately $22 million, of which STRS' portion is estimated to be approximately $18 million, exclusive of penalties and interest, relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 6 "Real Estate" in the STRS Annual Report on Form 10-K for the year ended December 31, 1998 for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Annual Report on Form 10-K refer to "Capital Resources and Liquidity" and Part II - Other Information, "Legal Proceedings" included elsewhere in this interim report on Form 10-Q.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware Corporation), as of June 30, 1999, the related statements of operations for the three and six-month periods ended June 30, 1999 and 1998 and the statements of cash flow for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




                                 /s/ ARTHUR ANDERSEN LLP

Austin, Texas
July 20, 1999

Item 2. Management's  Discussion  and  Analysis  of  Financial
        Condition and Results of Operations.
        ------------------------------------

                            OVERVIEW

    Stratus Properties Inc. (STRS) is engaged in the acquisition, development and sale of commercial and residential real estate. STRS' principal real estate holdings are in the Austin, Texas area and consist of approximately 2,450 acres of undeveloped residential, multi-family and commercial property within the Barton Creek development, approximately 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, and approximately 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek development.

     At June 30, 1999, STRS also owned 44 developed lots, 136 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed. These real estate interests are managed by unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties.

             INVESTMENT IN UNCONSOLIDATED AFFILIATES

     On September 30, 1998, STRS and Olympus Real Estate
Corporation (Olympus) agreed to enter into two separate 50 percent owned joint real estate transactions, pursuant to a strategic alliance formed in May 1998 (see Notes 3 and 5 above).

     During the first quarter of 1999, STRS, as developer, completed the development of 75 residential lots at the Oly Stratus ABC West I Joint Venture (ABC Joint Venture). STRS, as manager, has closed on the sale of 13 lots as of June 30, 1999 resulting in revenues of $1.3 million to the joint venture. The net proceeds from these sales were used to reduce outstanding borrowings under the ABC Joint Venture development project loan facility, which at June 30, 1999, totaled $1.0 million. STRS will continue its marketing efforts and anticipates substantial sales during the remainder of 1999 and into early 2000. All sales proceeds will initially be used to repay the outstanding project loan prior to any distributions to STRS and Olympus. STRS will have access to $0.5 million, which it funded in a restricted account as additional collateral for the loan facility, upon the ABC Joint Venture's full repayment of the project loan, which is anticipated by early 2000.

      STRS is continuing to manage and market the assets of the Oly Walden Partnership, which currently includes approximately 660 developed lots and 80 acres of platted but undeveloped real estate. STRS receives management fees and commissions for its services. STRS has negotiated agreements providing for the sale
of approximately 90 percent of the developed lots.   These
agreements require the purchasers to close on the lots pursuant to a specific schedule, which STRS anticipates will result in the sale of all the lots over a period not to exceed four years or by 2002. Approximately 270 lots have already closed and funded under these agreements.


                     DEVELOPMENT ACTIVITIES

     Development is progressing at several sections of the Barton Creek project, including the completion of utility infrastructure that will serve a significant portion of the 2,450 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites surrounding a new Tom Fazio-designed golf course, which is expected to open by the fourth quarter of 1999. STRS expects these homesites to be available for sale by late 2000.
Permitting and entitlement issues now being litigated make the timing of completion of the projects at Barton Creek uncertain.

     STRS' has completed site work for the 140,000 square foot Lantana Corporate Center (7000 West) project, and construction on the first 7000 West building is proceeding as scheduled with a completion date anticipated in the fourth quarter of 1999. STRS is actively pre-leasing the building. Financing for the 70,000 square foot first phase is provided by a $6.6 million project loan facility, which was finalized in April 1999 (see "Capital Resources and Liquidity" below).

     STRS has received final plat approval from the City of Austin (the City) for a subdivision of 54 estate lots on approximately 240 acres in the southern portion of its Barton Creek development. All of these lots have scenic hill country settings and some overlook the new Fazio golf course. Construction is scheduled to commence in September 1999 and pre-marketing of the estate lots is expected to begin in the fourth quarter of 1999.

     STRS has finalized plans for the development of portions of its 46 acre Bee Cave tract, which is outside the City's jurisdictional area. Additionally, STRS has contracted to sell approximately 11 acres of this tract.

                      RESULTS OF OPERATIONS


    STRS' summary operating results follow (in thousands):

                                Second Quarter         Six Months
                               -----------------    -----------------
                                 1999     1998       1999      1998
                               -------   -------    -------   -------
Revenues:
  Developed properties         $ 1,527   $ 3,408    $ 2,679   $ 5,793
  Undeveloped properties           962        -       1,117       270
  Commissions, management fees
     and other                     255        -         534        -
                               -------   -------    -------   -------
Total revenues                   2,744     3,408      4,330     6,063

Operating income (loss)            733      (704)       515    (1,089)

Net income (loss)                  535    (1,160)        56    (2,043)


    Revenues from developed properties represented the sale of 33 and 54 single family homesites during the second quarter and six month periods of 1999, respectively, compared with the sale of 64 and 108 single family homesites, respectively, during the 1998 periods. Undeveloped property revenues during the second quarter and six months of 1999 include the sale of 28 acres of undeveloped residential property in Houston, Texas. Additionally, revenues from undeveloped properties reflect STRS' recognition of previously deferred revenues from the sale of five and 13 lots during the second quarter and six months ended June 30, 1999, respectively. These lot sales to unrelated parties permitted STRS to recognize $89,000 and $244,000 during the second quarter and six months ended June 30, 1999, respectively, of the $1,647,500 in previously deferred revenue, and $33,000 and $89,000, respectively, of related profit associated with STRS' initial sale of the 28 acres of undeveloped property to the ABC Joint Venture. STRS' commissions, management fees and other revenue reflect its increasing involvement in that aspect of the real estate business and its managerial role in the joint ventures with Olympus, as well as its management of the 2,200 acre Lakeway project near Austin.

    Cost of sales decreased to $1.0 million and $2.1 million for the second quarter and six months ended June 30, 1999 compared with $3.0 million and $4.7 million for the same periods last year. Reimbursement of certain infrastructure costs, which were previously charged to expense or related to properties previously sold, reduced cost of sales by approximately $2.0 and $2.8 million during the second quarter and six months ended June 30, 1999, respectively, and $0.8 million for the six month period in 1998. Additionally, the cost of sales during the 1999 periods reflect the substantial reduction in sales.

    General and administrative expenses decreased during the second quarter and six months ended June 30, 1999, to $1.0 million and $1.7 million, respectively, compared with $1.1 million and $2.5 million during the comparable periods last year.
 The decrease resulted primarily from reduced legal costs in connection with STRS' ongoing efforts to resolve through litigation attempts by the City and others to restrict STRS' development entitlements and to secure reimbursement of approximately $22 million relating to infrastructure costs incurred in the development of the Circle C property. STRS' share of these costs, currently estimated at approximately $18 million, exclusive of penalties and interest, are not recorded as an asset in STRS' balance sheet. In December 1998, the Texas
Supreme Court heard oral argument on a legal brief that may resolve various issues between STRS and the City. A ruling is anticipated during 1999. Lower legal costs during the 1999 periods reflect the reduced activity associated with the timing of the Texas Supreme Court's ruling. See Part II, Item 1 "Legal Proceedings" for further discussion of legal matters concerning
STRS, including favorable legislative developments during the second quarter of 1999. Legal expenses for the second quarter and six months ended June 30, 1999 totaled approximately $0.1 million and $0.3 million, respectively, compared with $0.4 million and $1.0 million during the same periods last year.

    During 1995, legislation was enacted which enabled STRS to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse STRS for costs related to the installation of major utility, drainage and water quality infrastructure. During the second quarter and six months ended June 30, 1999, STRS received approximately $2.0 million and $3.1 million in partial reimbursement of infrastructure costs relating to the Barton Creek development, which included $2.0 million and $2.8 million, respectively, related to costs previously expensed (see discussion above). During the second quarter and six months ended June 30, 1998, STRS received $1.8 million and $2.8 million, respectively, reflecting the receipt of $1.8 million in partial Circle C MUD reimbursements in the second quarter and $1.0 million in partial Barton Creek MUD reimbursements during the first quarter of 1998, which included $0.8 million related to costs previously expensed. The proceeds were used in part to fund current development expenditures and to repay debt. STRS expects to receive additional reimbursements for previously incurred infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future Barton Creek MUD reimbursements are uncertain. For information concerning Circle C MUD reimbursements currently being litigated, see Part II, Item 1, "Legal Proceedings."

    Net interest expense totaled $233,000 and $502,000 for the second quarter and six months ended June 30, 1999, respectively, compared to $478,000 and $985,000 during the same periods one year ago. The decrease reflects lower average debt outstanding in the current year and an increase in capitalized interest.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $2.1 million during the six months ended June 30, 1999 compared with $0.1 million during the six months ended June 30, 1998. The increase reflects the receipt of $2.8 million in MUD reimbursements for previously expensed infrastructure costs, offset in part by the reduction of sales revenues and a reduction in outstanding accounts payable and accrued liabilities subsequent to December 31, 1998. Cash used in investing activities totaled $4.1 million during the six months ended June 30, 1999 compared with $3.1 million during the same period in 1998, reflecting STRS' net real estate and facilities expenditures. Financing activities provided cash of $1.0 million from increased borrowings during the six months ended June 30, 1999 compared with $4.0 million during the six months ended June 30, 1998, which reflected the issuance of $10 million of mandatorily redeemable preferred stock associated with the Olympus transaction (see Note 3) offset in part by net repayment of debt. STRS used the net borrowings on its credit facilities (see below) to fund real estate development expenditures and fund operations during the six months ended June 30, 1999.

     STRS' development expenditures during the six months ended June 30, 1999 were funded largely from borrowings under its credit facility, which provides aggregate available credit of $35 million through December 31, 1999 and $15 million through December 31, 2000 (see Note 2). At June 30, 1999, outstanding debt on this credit facility totaled $28.1 million. Anticipated capital expenditures for the remainder of 1999 are expected to be funded by operating cash flow and additional borrowings, with the level of capital expenditures subject to change based on the resolution of ownership of certain reimbursements of previously incurred infrastructure costs and other legal and regulatory issues, as further discussed in Part II, Item 1, "Legal Proceedings."

     In April 1999, STRS and a wholly owned subsidiary finalized a $6.6 million project development loan facility with a commercial bank for the development of the 70,000 square foot first phase of the 7000 West project at Lantana. STRS is guarantor of the completion of the project and is responsible for any unpaid interest and certain other limited obligations. The 18-month, variable-rate, non-recourse loan is secured by the approximate 11 acres of land at 7000 West, the related improvements and approximately $2.0 million of reimbursements due from the City for the Lantana water pump station. Interest is payable monthly and accrues at the bank's prime rate or LIBOR plus 250 basis points, at STRS' option. STRS anticipates refinancing this loan upon the completion of the pre-leasing activities that are currently underway. At June 30, 1999 outstanding borrowings on this credit facility totaled $229,000.

     STRS' future operating cash flows and, ultimately, its ability to develop its properties and expand its business will be largely dependent on the level of its real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and the ability of STRS to continue to protect its land use and development entitlements. Significant development expenditures remain to be incurred for STRS' Austin-area properties prior to their eventual sale. STRS' anticipated 1999 capital expenditures are being limited to essential levels as STRS works to preserve its land use and related rights in various disputes with the City and others, as more fully explained in
Part II Item 1, "Legal Proceedings." As a result, property sales during the remainder of 1999 are expected to be lower than in previous years.

     STRS believes its near-term capital resource needs can be met adequately during 1999 from operating cash flows and additional borrowings under its debt facilities. However, the debt reduction required under its revolving credit facility will require new financing by no later than January 1, 2000. STRS therefore is considering other capital raising alternatives, including various forms of debt and/or equity financing and other means. STRS is able to obtain up to $50 million in capital from Olympus for the development of existing properties in which it desires third-party equity participation, and also believes it can obtain bank financing at a reasonable cost for refinancing its existing credit facility. However, while financing for development of STRS' existing properties is available (see discussion above), obtaining land acquisition financing is generally expensive and uncertain. While there can be no assurance that STRS will generate sufficient cash flow or obtain sufficient funds to make the required debt reduction to $15 million by January 1, 2000 under its existing revolving credit facility, STRS believes it can meet the capital resource needs discussed above. Resolving its entitlement and reimbursement disputes with the City and establishing a long-term capital structure remain STRS' primary objectives for the remainder of 1999.

                  IMPACT OF YEAR 2000 COMPLIANCE

The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e. any system or component that performs calculations, comparisons, sequencing or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

STRS' State of Readiness. STRS has been pursuing a strategy to ensure all its significant computer systems will be Y2K compliant, i.e., able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Certain computerized business systems and related services are provided under contract by a services company of which STRS owns 10 percent (the Services Company) which is responsible for ensuring Y2K Compliance for the systems it manages. The Services Company has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by STRS' executive management and reported to the Audit Committee of the STRS Board of Directors. In addition, the independent accounting firm functioning as STRS' internal auditors is assisting management in monitoring the progress of the Y2K plan. Critical components of the plan are complete with the remaining activities focused on contingency planning. Like other companies, STRS cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

Information Technology (IT) Systems. With the exception of testing interfaces to computerized disbursement systems provided by its primary bank, STRS and the Services Company have completed Y2K remediation and testing work for critical business and office automation systems. Testing of the banking interfaces is in process with completion expected during the third quarter of 1999.

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

The Costs to Address STRS' Y2K Issues. Expenditures for the necessary Y2K related modifications will largely be funded by routine software and hardware maintenance fees paid by STRS or the Services Company to the related software providers. Based on current information, STRS believes that the incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will be less than $0.1 million, most of which is expected to be incurred in 1999. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on STRS' operations. Additionally, current estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on STRS.

The Risks of STRS Y2K Issues.   Based on its detailed risk
assessment work conducted thus far, STRS believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on STRS' financial condition or results of operations.

STRS' Contingency Plans. Although STRS believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans are being developed to address certain risk areas. Initial contingency plans have been developed and will continue be updated based on changing business requirements. While there can be no assurances that STRS will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.


                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the IMC Global Inc. guarantee, the anticipated outcome of litigation and regulatory matters, the expected results of STRS' business strategy, Y2K Compliance and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from STRS' expectations include economic and business conditions, business opportunities that may be presented to and pursued by STRS, changes in laws or regulations and other factors, many of which are beyond the control of STRS and other factors that are described in more detail under the heading "Cautionary Statements" in STRS' Form 10-K for the year ended December 31, 1998.

                  ----------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

                  PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.
      --------------------

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

Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97).
Circle C Land Corp., a wholly owned subsidiary of STRS, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle
C development located outside the boundaries of any MUD.  In
November 1997, STRS sought a declaratory judgment in the Hays
County District Court to confirm the validity of the Circle C
WQPZ. On September 4, 1998, after numerous attempts by the City to transfer venue, deny jurisdiction or to stay the proceedings, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City filed a petition for writ of injunction with the Texas Supreme Court requesting a stay of the District
Court's ruling. On October 22, 1998, the Texas Supreme Court granted a temporary stay. The City has appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. The appellate court set the case for submission, without oral argument, on April 30, 1999. Both parties submitted briefs and filed motions for oral argument. On April 30, 1999, the Third
Court of Appeals granted the motions for oral argument and the case has been set for submission and oral argument on September
15, 1999. The principal issue involved in this case, the constitutionality of the enabling legislation authorizing the creation of WQPZs, is already pending before the Texas Supreme
Court in the City's WQPZ action described above and is expected to be resolved in connection with that case. Assuming the enabling legislation is determined to be constitutional, certain important collateral issues will be addressed by the Third Court of Appeals. Those issues, which involve the application of the WQPZ enabling legislation to Circle C, are expected to be resolved in STRS' favor.

Annexation/Circle C MUD Reimbursement Suit:  Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, STRS' property located within Circle C's municipal utility districts
(MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse STRS for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, STRS sued the City. The City's total reimbursement obligation to the Circle C developers is currently estimated at $22 million, of which STRS' share is currently estimated at approximately $18 million, exclusive of penalties and interest. These proceeds are also subject to the Phoenix litigation described below. The City's and STRS' engineers and accountants are reviewing financial and engineering materials in an effort to reach agreement on the proper amount of

STRS' reimbursement claim. Both parties have filed motions for summary judgment. The hearing set for May 18, 1999 and the trial, previously scheduled for May 24, 1999, have both been temporarily continued. During the 1999 legislative session two laws were enacted enhancing STRS' MUD reimbursement claim against the City, as described in "Legislative Matters" below. When these laws become effective, on September 1, 1999, STRS will be entitled to collect penalties and interest on the delinquent Circle C MUD reimbursements. The penalties and interest are accruing at a rate of 1 percent per month and currently total approximately $3.3 million. A trial on the merits is expected to be set for hearing for the fourth quarter of 1999. STRS will continue to pursue this action vigorously.

Phoenix Litigation: Circle C Land Corp. v. Phoenix Holdings, Ltd., Cause No. 97-10388 (Travis County 261st Judicial District Court, Texas filed 2/5/97). In February 1997, Circle C filed a petition for declaratory judgment against Phoenix, which purchased the residential portion of Circle C's lands, seeking a declaration that Circle C is entitled to most of the MUD reimbursements for infrastructure cost incurred at Circle C. Phoenix filed a counterclaim in June 1997. In February 1998, the District Court granted Circle C's summary judgment motion on the primary case and Phoenix dismissed its counterclaim with prejudice, but reserved the right to appeal the summary judgment of the primary case. On April 10, 1998, Phoenix appealed. In March 1999, the Texas Third Court of Appeals upheld the District Court's ruling in favor of Circle C. On March 18, 1999, Phoenix filed a motion for rehearing with the Texas Third Court of Appeals, which was denied on April 29, 1999. As a final effort, Phoenix filed a writ with the Texas Supreme Court on June 2, 1999, which is expected to be denied. See "Annexation/Circle C MUD Reimbursement Suit" above for the estimated amount of MUD reimbursement currently due to STRS.

Legislative Matters. In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704), which established the grandfathered rights for previously permitted lands. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City has attempted to apply these regulations to portions of STRS' Circle C property and Lantana. In response, STRS undertook to assert and defend its grandfathered entitlements vigorously. In April 1999, the Texas State House of Representatives and Senate overwhelmingly approved H.B. 1704, which reinstated the grandfathered rights previously inadvertently appealed. This bill became law effective on May 11, 1999. Additionally, three other laws were enacted during the second quarter of 1999, which are expected to have a positive impact on STRS' development rights for its Austin-area properties and strengthen its position in collecting the approximate $18 million in Circle C MUD reimbursements, exclusive of penalties and interest, currently being litigated (see "Annexation/Circle C MUD Reimbursements Suit" above). The laws enacted include: S.B. 262, which requires a municipality that annexed property in a MUD to pay penalties and interest on utility infrastructure reimbursements associated with the annexed properties that are not timely paid by the municipality; S.B. 1165, which validates the creation of existing water quality protection zones; and S.B. 89, which requires a municipality to pay developers for utility infrastructure within a MUD taken by a municipality in conjunction with an annexation, regardless of whether or not the municipality's annexation is ultimately validated.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     (a)  The Annual Meeting of Stockholders of STRS was held May
13, 1999 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b)  At the Annual Meeting, Robert L. Adair III and Michael
D. Madden were elected to serve until the 2002 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: William H. Armstrong III and James C. Leslie.

     (c) At the Annual Meeting, holders of STRS' Stock elected two directors with the number of votes cast for or withheld from the nominee as follows:


Name                             For            Withheld
-----                         ----------       ---------
Robert L. Adair III           13,106,128          74,096

Michael D. Madden             13,104,558          75,666

With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of STRS and its subsidiaries for the year 1999. Holders of 13,144,843 shares voted for, holders of 20,547 shares voted against and holders of 14,834 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6. Exhibits and Reports on Form 8-K.
        ----------------------------------

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


Date:   August 12, 1999

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