Form 10-Q
period 1999-09-30
STRATUS PROPERTIES INC
filed 1999-11-12
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended  September 30, 1999



                Commission File Number:  0-19989



                    Stratus Properties Inc.



Incorporated in Delaware                       72-1211572
                                    (IRS Employer Identification No.)


     98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On September 30, 1999, there were issued and outstanding
14,288,270 shares of the registrant's Common Stock, par value
$0.01 per share.






                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Operations                        4

              Statements of Cash Flow                         5

              Notes to Financial Statements                   6

            Remarks                                           9

            Report of Independent Public Accountants         10

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     11

          Part II.  Other Information                        16

          Signature                                          18

          Exhibit Index                                     E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                            September 30,  December 31,
                                                1999          1998
                                              ---------     ---------
                                                  (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                     $   3,867     $   5,169
Accounts receivable:
   Property sales                                   479           525
   Other                                          1,633           408
Prepaid expenses                                    383           361
                                              ---------     ---------
  Total current assets                            6,362         6,463
Real estate and facilities, net                  96,825        96,556
Investment in and advances to
 unconsolidated affiliates                        4,889         2,468
Other assets                                      5,915         6,342
                                              ---------     ---------
Total assets                                  $ 113,991     $ 111,829
                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $     773     $     583
Accrued interest, property taxes and other          947         1,861
Current portion of long-term debt                13,118             -
                                              ---------     ---------
  Total current liabilities                      14,838         2,444
Long-term debt                                   17,625        29,178
Other liabilities                                 6,743         6,238
Mandatorily redeemable preferred stock           10,000        10,000
Stockholders' equity                             64,785        63,969
                                              ---------     ---------
Total liabilities and stockholders' equity    $ 113,991     $ 111,829
                                              =========     =========

The accompanying notes are an integral part of these financial statements.

                  STRATUS PROPERTIES INC.
              STATEMENTS OF OPERATIONS (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     -----------------     ------------------
                                      1999       1998       1999       1998
                                     -------   -------     -------   --------
                                     (In Thousands, Except Per Share Amounts)
Revenues                             $ 1,828   $ 6,239     $ 6,158   $ 12,302
Costs and expenses:
Cost of sales                            420     4,512       2,497      9,165
General and administrative expenses      643       683       2,381      3,182
                                     -------   -------     -------   --------
  Total costs and expenses             1,063     5,195       4,878     12,347
Operating income (loss)                  765     1,044       1,280        (45)
Interest expense, net                   (142)     (495)       (644)    (1,480)
Other income, net                         12        17         116         48
                                     -------   -------     -------   --------
Income (loss) before income taxes
  and equity in affiliates               635       566         752     (1,477)
Income tax provision                       -         -         (14)         -
Equity in unconsolidated affiliates      125         -          78          -
                                     -------   -------     -------   --------
Net income (loss)                    $   760   $   566     $   816   $ (1,477)
                                     =======   =======     =======   ========
Net income (loss) per share:
  Basic                                $0.05     $0.04       $0.06     $(0.10)
                                       =====     =====       =====     ======
  Diluted                              $0.05     $0.03       $0.05     $(0.10)
                                       =====     =====       =====     ======
Average shares outstanding:
  Basic                               14,288    14,288      14,288     14,288
                                      ======    ======      ======     ======
  Diluted                             16,376    16,205      16,356     14,288
                                      ======    ======      ======     ======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  STATEMENTS OF CASH FLOW (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      -----------------------
                                                        1999           1998
                                                      -------        --------
                                                           (In Thousands)
Cash flow from operating activities:
Net income (loss)                                     $   816        $ (1,477)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                            63              54
  Cost of real estate sold                              3,518          10,564
  Equity in unconsolidated affiliates                     (78)              -
  (Increase) decrease in working capital:
   Accounts receivable and other                         (211)         (3,354)
   Accounts payable and accrued liabilities              (724)            346
  Other                                                  (483)         (2,504)
                                                      -------         -------
Net cash provided by operating activities               2,901           3,629
                                                      -------         -------
Cash flow from investing activities:
Real estate and facilities                             (5,203)         (4,284)
Investment in ABC West Joint Venture                        -            (494)
Investment in Oly Walden Joint Venture                   (376)         (1,999)
                                                      -------         -------
Net cash used in investing activities                  (5,579)         (6,777)
                                                      -------         -------
Cash flow from financing activities:
Proceeds from preferred stock issuance                      -          10,000
Borrowings (repayment) of debt, net                     1,000          (6,000)
Proceeds from convertible debt facility                   376           1,999
                                                      -------         -------
Net cash provided by (used in) financing activities     1,376           5,999
                                                      -------         -------
Net increase (decrease) in cash and cash equivalents   (1,302)          2,851
Cash and cash equivalents at beginning of year          5,169             873
                                                      -------         -------
Cash and cash equivalents at end of period            $ 3,867         $ 3,724
                                                      =======         =======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS


1.  EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during each period presented. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of common shares outstanding plus the effects of dilutive stock options during each period presented. Stratus Properties Inc.
(STRS) had dilutive options representing approximately 376,000 and 356,000 shares of common stock for the third quarter and nine months ended September 30, 1999, respectively. Additionally, the diluted net income per share calculations for the 1999 periods assume the redemption of STRS' approximate 1.7 million shares of outstanding mandatorily redeemable preferred stock for approximately 1.7 million shares of common stock. STRS' outstanding convertible debt, which is convertible into approximately 359,000 shares of common stock, was excluded from the diluted net income per share calculation because of its anti-dilutive effect. Interest accrued on the convertible debt outstanding totaled approximately $64,000 and $189,000 during the third quarter and nine months ended September 30, 1999, respectively, and there have been no dividends accrued to date on the mandatorily redeemable preferred stock.

    During the third quarter of 1998, STRS' diluted net income per share computation included the following: outstanding options representing approximately 202,000 shares of common stock, the assumed redemption of STRS' 1.7 million shares of outstanding mandatorily redeemable preferred stock for approximately 1.7 million shares of common stock and STRS' outstanding convertible debt which, assuming conversion, represented 3,000 shares of common stock. Because of the net loss for the period, the diluted loss per share calculation for the 1998 nine-month period excludes as anti-dilutive the conversion of the mandatorily redeemable preferred stock and convertible debt discussed above, as well as outstanding options to purchase approximately 303,000 shares of common stock.

    Outstanding options to purchase approximately 295,000 and 299,000 shares of common stock at an average exercise price of $6.14 per share for both the third quarter of 1999 and 1998, respectively, and outstanding options to purchase 295,000 and 289,000 shares of common stock at average exercise prices of $6.14 and $6.19 per share for the nine months ended September 30, 1999 and 1998, respectively, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price for the periods presented.

2.  LONG-TERM DEBT
STRS has a $35.0 million revolving credit facility with individual borrowings bearing interest at rates based on the lead lender's prime rate or LIBOR, at STRS' option. The aggregate commitment decreased to $35.0 million on January 1, 1999. It will be reduced further to $15.0 million on January 1, 2000 and will terminate on January 1, 2001. During 1999 STRS classifies any borrowings on this credit facility in excess of $15 million as current maturities of long-term debt. As of September 30, 1999, credit facility borrowings totaled $28.1 million. IMC Global Inc. (IGL) has guaranteed amounts borrowed under the facility in exchange for an annual fee. This fee, which is payable quarterly, is equal to the difference between STRS' cost of funded borrowings before the assumption of the guarantee by IGL and the current rate on the funded loans under the facility. STRS cannot amend the facility without IGL's consent. For further discussion of this credit facility, see Note 5 of "Notes to Financial Statements" in STRS' 1998 Annual Report on Form 10-
K. STRS had $2.6 million of additional long-term debt outstanding on September 30, 1999 resulting from borrowings on its convertible debt facility (see Note 3).

    STRS believes its near-term capital resource needs can be met adequately during the remainder of 1999 from operating cash flows and additional borrowings under its existing debt facilities. However, the debt reduction required under its revolving credit facility (see above) will require new financing by no later than January 1, 2000. Accordingly, STRS is currently exploring capital raising alternatives, including various forms of debt and/or equity financing. STRS continues to pursue financing for the development of individual projects through both commercial bank facilities and in accordance with its alliance with Olympus (see Note 3). While there can be no assurance that STRS will have the necessary funds, management believes that STRS has the ability to effectively address its capital resource needs and debt reduction requirements. See Note 7 for a discussion of subsequent developments regarding STRS' capital resources and debt reduction requirements.

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

     The $10 million convertible debt facility is available to STRS in whole or in part until May 22, 2004 and is intended to fund STRS' equity investments in new STRS/Olympus joint venture opportunities involving properties not currently owned by STRS. Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. As of September 30, 1999, Olympus had elected to add all interest ($0.2 million) to the outstanding principal ($2.4 million, see Note 5), resulting in an outstanding amount of $2.6 million.

     Through May 22, 2001, Olympus agreed to make available up to $50 million for its share of capital for direct investments in STRS/Olympus joint acquisition and development activities. In return, STRS has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by STRS, as well as development opportunities on existing properties in which STRS seeks third-party equity participation.
 As of September 30, 1999, Olympus had invested approximately $5.7 million of such funds in STRS/Olympus joint ventures. For further discussion of STRS' alliance and its subsequent formation of joint ventures with Olympus see Note 5 and Notes 2, 3 and 4 of "Notes to Financial Statements" included in STRS' 1998 Annual Report on Form 10-K.

4.   PROJECT LOAN FACILITY
 In April 1999, STRS and a wholly owned subsidiary finalized a $6.6 million project development loan facility with a commercial bank for the development of the 70,000 square foot first phase of the 140,000 square foot Lantana Corporate Center (7000 West). STRS is guarantor of the completion of the project and is responsible for any unpaid interest and certain other limited obligations. The 18-month, variable-rate, non-recourse loan is secured by approximately 11 acres of land at 7000 West, the related improvements and approximately $2.0 million of reimbursements due from the City of Austin for the Lantana water pump station. Interest is payable monthly and accrues at either the lending bank's prime rate or LIBOR plus 250 basis points at STRS' option. In August 1999, as part of a joint venture agreement with Olympus, STRS sold a 50.1 percent interest in the subsidiary that held the project loan. Accordingly the project loan is no longer consolidated on STRS' books and is now being recorded by the joint venture (see Note 5). As of September 30, 1999, outstanding borrowings on this project loan facility totaled approximately $1.4 million.


5.  INVESTMENT IN UNCONSOLIDATED AFFILIATES
On September 30, 1998, STRS entered into two separate transactions with Olympus. The first provided for the development of 75 residential lots at the Barton Creek ABC West Phase I subdivision known as Wimberly Lane. In this transaction STRS sold the land to the Oly Stratus ABC West I Joint Venture (ABC Joint Venture) for approximately $3.3 million, of which $1.65 million attributable to its 50 percent equity interest was deferred for financial accounting purposes, and invested approximately $0.5 million in the now fully developed project. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project (Walden). Olympus originally purchased Walden in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property. STRS has served as manager of this project since Olympus' purchase. STRS acquired a 50 percent interest in the Oly Walden Partnership (Walden Partnership) for $2.0 million borrowed under its convertible debt facility with Olympus (see Note 3). On September 30, 1999, STRS borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. STRS accounts for its investment in both of these affiliated entities using the equity method.


     The Walden Partnership and the ABC Joint Venture each have project development loan facilities with the same commercial bank. These facilities, totaling $8.2 million for the Walden

Partnership and $3.9 million for the ABC Joint Venture, are non-recourse to the partners and secured by the assets of the respective projects. At September 30, 1999, borrowings of $4.6 million were outstanding on the Walden facility. The ABC Joint Venture has repaid all outstanding obligations under its facility and does not anticipate making any future borrowings. These facilities required that a wholly owned subsidiary of STRS deposit a total of $3.0 million of restricted cash with the bank as additional collateral for these facilities. The loan agreement for the Walden Partnership permits a $0.30 reduction of this restricted cash deposit for every $1.00 of principal repaid on the Walden Partnership loan. The restriction on the $0.5 million deposited as collateral for the ABC Joint Venture loan has now been partially removed ($0.4 million) because the entire loan has been repaid. The ABC Joint Venture facility currently has approximately $0.1 million of outstanding letters of credit covering the completion of the project, at which time this remaining restricted cash will be released. At September 30, 1999, STRS had approximately $1.8 million of restricted cash pursuant to these projects' development loan facilities agreements.

     On August 16, 1999, STRS sold Olympus a 50.1 percent interest in 7000 West. STRS received $1.1 million upon closing and recognized a $0.5 million gain. STRS deferred revenue of approximately $0.5 million representing its 49.9 percent retained interest in the 5.5 acres of commercial real estate associated with phase I of the project. The initial 7000 West building is substantially complete and leases have been executed totaling approximately 83 percent of the building. STRS anticipates that the building will be fully leased by completion of its construction, which is expected in November 1999. STRS anticipates the remaining 5.5 acres of commercial real estate associated with phase II of the project will be sold in a similar transaction by year-end 1999. Construction of the second building will be funded utilizing additional borrowings under the existing project loan (see Note 4) and is expected to be completed in the third quarter of 2000. STRS accounts for its investment in this joint venture using the equity method.

     For a detailed discussion of the joint venture and partnership transactions with Olympus see Note 4, "Investment in Unconsolidated Affiliates" and "Transactions With Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A " Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" included in STRS' 1998 Annual Report on Form 10-K.

    There have been no dividends paid by any of the unconsolidated affiliates as of September 30, 1999. The summarized unaudited financial information of STRS' unconsolidated affiliates is shown below (in thousands):

                                     ABC          Walden      7000
                                Joint Venture   Partnership   West     Total
                                -------------   -----------  ------   -------
Earnings data for the quarter
  ended September 30, 1999:
Revenues                            $ 1,361     $     632    $  -     $ 1,993
Operating income (loss)                 282          (130)     (5)        147
Net income (loss)                       282          (119)     (2)        161
STRS' equity in net income (loss)       141           (15)a    (1)        125a

Earnings data for the nine months
  ended September 30, 1999:
Revenues                            $ 2,630     $   1,622    $  -     $ 4,252
Operating income (loss)                 534          (476)     (5)         53
Net income (loss)                       534          (464)     (2)         68
STRS' equity in net income (loss)       267          (188)a    (1)         78a


a.Includes  recognition  of  $44,000  of  a  total  $337,000   of
  deferred income, representing the difference in STRS' investment in the Walden partnership and its underlying equity at the date of acquisition. STRS will recognize the remaining difference as the related real estate is sold.

6.  LITIGATION
STRS is involved in pending litigation involving the City of Austin (the City) and others, which may affect its property development entitlements and its ability to secure reimbursement of approximately $22 million, of which STRS' portion is estimated to be approximately $18 million, exclusive of penalties and interest, relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 6 "Real Estate" in the STRS Annual Report on Form 10-K for the year ended December 31, 1998 for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Form 10-K refer to Note 7, "Capital Resources and Liquidity" and Part II - Other Information, "Legal Proceedings" included elsewhere in this Form 10-Q.

7. SUBSEQUENT EVENTS
In late October 1999, Circle C Land Corp. (Circle C), a wholly owned subsidiary of STRS, and the City reached an agreement regarding a portion of Circle C's claims against the City (see
Note 6). As a result of this agreement, STRS received approximately $9.8 million, including $1.0 million in interest, representing a partial payment of these claims. STRS will continue to vigorously pursue its remaining claims against the City for approximately $9.0 million. STRS used the proceeds to reduce the balance outstanding under its existing bank credit facility (see Note 2), to approximately $18 million.

     Under the terms of the agreement, STRS would be required to return the money to the City and the City would be required to return the utility infrastructure to STRS if the City's annexation of the Circle C municipal utility districts is reversed or otherwise legally rescinded, whether by legislative action, final action of an appellate court, or other legal process. If the transaction is rescinded, STRS would pursue its reimbursement claims for this amount, plus the additional amounts STRS considers due from the City, under Texas law. For further discussion of STRS' litigation and related issues see Note 6 and
Part II- Other Information, "Legal Proceedings" included elsewhere in this interim report on Form 10-Q.

     On November 3, 1999, STRS received tentative approval of the basic terms of a new credit facility from a commercial bank. The actual terms of the new facility are subject to final negotiation of a definitive agreement, which if consummated would replace STRS' existing revolving credit facility (see Note 2) and effectively extend STRS' current debt maturity. While STRS believes that a new credit facility can be finalized on acceptable terms by December 31, 1999, there can be no assurance that this will occur. STRS has identified other financing alternatives that it believes will be available if the new credit facility cannot be finalized by December 31, 1999.

                      --------------------
                             Remarks

The information furnished herein should be read in conjunction with STRS' financial statements contained in its 1998 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware Corporation), as of September 30, 1999, the related statements of operations for the three and nine-month periods ended September 30, 1999 and 1998 and the statements of cash flow for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




                               /s/  ARTHUR ANDERSEN LLP

Austin, Texas
October 20, 1999 (except with
respect to Note 7, as to which
the date is November 3, 1999)

Item 2.    Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                            OVERVIEW

    Stratus Properties Inc. (STRS) is engaged in the acquisition, development, management and sale of commercial and residential real estate. STRS conducts its real estate operations on properties it owns and through unconsolidated affiliates that are jointly owned with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Notes 3 and 5), as more fully discussed below.

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

     As of September 30, 1999, STRS also owned 30 developed lots, 136 acres of undeveloped residential property and 75 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas, which are being actively marketed. These real estate interests are managed by unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties.

                        DEVELOPMENT ACTIVITIES

STRS Properties
     Development is progressing at several sections of the Barton Creek project, including the completion of utility infrastructure that will serve a significant portion of the 2,450 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites surrounding the new Tom Fazio-designed "Fazio Canyons" golf course, which was completed in September 1999. STRS expects that a number of these homesites will be available for sale by late 2000. Permitting and entitlement issues now being litigated make the timing of completion of the projects at Barton Creek uncertain.

     In September 1999, STRS commenced construction of 54 multi-acre homesites on approximately 240 acres in the southern portion
of its Barton Creek development.   The homesites, which range in
size from 1 to 11 acres, are scheduled for completion in the third quarter of 2000. All of these lots have scenic hill country settings and some will overlook Fazio Canyons. Construction commenced during the third quarter of 1999 and pre-marketing is expected to begin in the fourth quarter of 1999.

Unconsolidated Affiliates Properties
     During the first quarter of 1999, STRS, as developer, completed the development of 75 Barton Creek residential lots owned by the Oly Stratus ABC West I Joint Venture (ABC Joint Venture). STRS, as manager, has closed on the sale of 13 and 26 lots, resulting in revenues of $1.4 million and $2.6 million to the joint venture during the third quarter and nine months ended September 30, 1999, respectively. The net proceeds from these sales were used to repay borrowings under the ABC Joint Venture loan facility. The project loan has been totally repaid and the ABC Joint Venture does not anticipate any future borrowings under the facility. STRS will continue its marketing efforts and anticipates substantial sales during the remainder of 1999 and early 2000. STRS' restricted cash, which serves as additional collateral for the loan facility, has been reduced from $0.5 million to $0.1 million as a result of the repayment of the outstanding borrowings. The remaining $0.1 million will be released when Travis County approves the completion of the project, which STRS anticipates will occur by year-end 1999.

      STRS is continuing to manage and market the assets of the Oly Walden Partnership, which currently includes approximately 640 developed lots and 80 acres of platted but undeveloped real estate near Houston, Texas. STRS receives management fees and commissions for its services. During the second quarter of 1998 STRS negotiated agreements with developers providing for the sale of approximately 90 percent of the developed lots at that time. These agreements require the purchasers to close on the lots pursuant to a specific schedule that extends through 2002. Sales of approximately 290 lots have already been closed and funded under these agreements.

     On August 16, 1999, STRS sold Olympus a 50.1 percent interest in the 70,000 square foot first phase of the 140,000 square foot Lantana Corporate Center (7000 West) (see Notes 4 and
5). Upon closing STRS received $1.1 million and recognized a $0.5 million gain. The first building is substantially complete and is approximately 83 percent leased. STRS' objective is to have the building fully leased by its completion in November 1999. During the fourth quarter of 1999, STRS anticipates entering into a similar transaction with Olympus to construct a second 70,000 square foot building at 7000 West. STRS anticipates that this transaction will occur by year-end 1999. Funding of the construction of the second building at 7000 West will be primarily through additional borrowings on the existing project loan facility (see Note 4). The second building is expected to be completed in the third quarter of 2000.

                   RESULTS OF OPERATIONS

    STRS' summary operating results follow (in thousands):

                                             Third Quarter       Nine Months
                                          -----------------   ----------------
                                           1999       1998     1999      1998
                                          ------    -------   ------   -------
Revenues:
  Undeveloped properties:
  Unrelated parties                       $  -      $   284   $  873   $   554
  Olympus                                    509      1,644      509     1,644
  Recognition of deferred revenues           287        -        531       -
                                          ------    -------   ------   -------
    Total undeveloped properties             796      1,928    1,913     2,198
  Developed properties                       567      4,311    3,246    10,104
  Commissions, management fees and other     465        -        999       -
                                          ------    -------   ------   -------
  Total revenues                           1,828      6,239    6,158    12,302

  Operating income (loss)                    765      1,044    1,280       (45)

  Net income (loss)                          760        566      816    (1,477)

     STRS' undeveloped property revenues include both sales of undeveloped properties to third parties and the recognition of previously deferred revenues from the sale of undeveloped real estate to unconsolidated affiliates. When STRS sells real estate to an entity jointly owed with Olympus, STRS defers recognizing the portion of revenues from the sale related to its interest until all or a portion of the real estate is ultimately sold to unrelated parties. Revenues from unrelated parties included 28 acres of Houston residential property sold during the second quarter of 1999, compared with 17 acres of residential property at Barton Creek sold during the third quarter of 1998 and two acres of residential property sold in Dallas during the first quarter of 1998. STRS' recognition of deferred revenues resulted from the ABC Joint Venture's sale of 13 and 26 developed lots during the third quarter and nine months ended September 30, 1999, respectively. The remaining deferred revenues, which originally totaled $1.6 million and resulted from STRS' retained interest in the sale of 28 undeveloped acres to the ABC Joint Venture during the third quarter of 1998, will be recognized as the remaining lots are sold by the ABC Joint Venture. Revenues from undeveloped property sales to Olympus in the third quarter and nine-month periods of 1999 reflect the transfer to Olympus of a 50.1 percent interest in 5.5 acres of commercial real estate in 7000 West, while third-quarter and nine-month 1998 revenues reflect the interest in the 28 acres transferred to Olympus upon formation of the ABC Joint Venture.

     Revenues from developed properties represented the sale of 15 and 69 single family homesites during the third quarter and nine month periods of 1999, respectively, compared with the sale of 46 and 154 single family homesites during the comparable 1998 periods. The decreases in the 1999 periods reflect STRS' reduced inventory of developed lots. STRS currently has no developed lots in its Austin or Dallas developments and 30 remaining developed lots in its Houston and San Antonio developments.

     Commissions, management fees and other revenue reflect STRS' effort to expand that part of its business through its role in the joint ventures with Olympus, as well as its management of the 2,200 acre Lakeway project near Austin.

    Cost of sales decreased to $0.4 million and $2.5 million for the third quarter and nine months ended September 30, 1999 compared with $4.5 million and $9.2 million for the same periods last year. The decreases primarily reflect the substantial reduction in sales during 1999. Additionally, reimbursement of certain infrastructure costs, which were previously charged to expense or related to properties previously sold, reduced cost of sales by approximately $2.8 million during the nine months ended September 30, 1999 and $0.8 million for the nine-month period in 1998.

    General and administrative expenses decreased during the third quarter and nine months ended September 30, 1999, to $0.6 million and $2.4 million, respectively, compared with $0.7 million and $3.2 million during the comparable periods in 1998. The decrease resulted primarily from reduced legal costs in connection with STRS' ongoing efforts to resolve through litigation attempts by the City of Austin (the City) and others to restrict STRS' development entitlements and to secure reimbursement from the City of approximately $22 million relating to infrastructure costs incurred in the development of the Circle C property which had been annexed by the City. On October 29, 1999, STRS received a partial payment of $9.8 million from the City (see "Capital Resources and Liquidity"). STRS' remaining share of these infrastructure costs, is currently estimated at approximately $9 million, exclusive of penalties and interest and are not recorded as an asset in STRS' balance sheet. In December 1998, the Texas Supreme Court heard oral argument on a legal brief that may resolve various issues between STRS and the City. A ruling could be issued at any time. Lower legal costs during the 1999 periods reflect the reduced activity associated with the timing of the Texas Supreme Court's ruling. See Part II, Item 1 "Legal Proceedings" for further discussion of legal matters concerning STRS, including favorable legislative developments during the second quarter of 1999. Legal expenses for the third quarter and nine months ended September 30, 1999 totaled approximately $0.2 million and $0.6 million, respectively, compared with $0.2 million and $1.2 million during the same periods last year.

    During 1995, the Texas State legislature enacted legislation that enabled STRS to create a series of municipal utility districts (MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse STRS for costs related to the installation of major utility, drainage and water quality infrastructure. During the nine months ended September 30, 1999, STRS received approximately $3.1 million in partial reimbursement of infrastructure costs relating to the Barton Creek development, which included $2.8 million related to costs previously expensed (see discussion above). During the nine months ended September 30, 1998, STRS received approximately $2.8 million, reflecting the receipt of $1.8 million in partial Circle C MUD reimbursements and $1.0 million in partial Barton Creek MUD reimbursements, which included $0.8 million related to costs previously expensed. The proceeds were used in part to fund current development expenditures and to repay debt. STRS expects to receive additional reimbursements for previously incurred infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued in the future. However, the timing and the amount of future Barton Creek MUD reimbursements are uncertain. For information concerning Circle C MUD reimbursements currently being litigated, see Part II, Item 1, "Legal Proceedings."

    Net interest expense totaled $142,000 and $644,000 for the third quarter and nine months ended September 30, 1999, respectively, compared to $495,000 and $1,480,000 during the same periods one year ago. The decrease reflects lower average debt outstanding in the current year and an increase in capitalized interest. Capitalized interest was $304,000 and $835,000 during the third quarter and nine months ended September 30, 1999 compared to $47,000 and $293,000 during the comparable 1998 periods.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $2.9 million during the nine months ended September 30, 1999 compared with $3.6 million during the nine months ended September 30, 1998. The decrease primarily reflects the reduction of sales revenues and a reduction in outstanding accounts payable and accrued liabilities subsequent to December 31, 1998, offset in part by the receipt of $2.8 million in MUD reimbursements for previously expensed infrastructure costs and collection of outstanding accounts receivable. Cash used in investing activities totaled $5.6 million during the nine months ended September 30, 1999 compared with $6.8 million during the same period in 1998, reflecting STRS' net real estate and facilities expenditures. Financing activities provided cash of $1.4 million from increased borrowings during the nine months ended September 30, 1999, including $0.4 million of additional borrowing under the convertible debt facility (see Note 5). Financing activities provided $6.0 million during the nine months ended September 30,

1998, which reflected the issuance of $10 million of mandatorily redeemable preferred stock associated with the Olympus transaction (see Note 3) and borrowings on the convertible debt facility (see Note 5), offset in part by net repayments of outstanding borrowings under its existing bank credit facility (see Note 2).

     STRS' development expenditures during the nine months ended September 30, 1999 were funded largely from borrowings under its existing credit facility, which provides aggregate available credit of $35 million through December 31, 1999 and $15 million through December 31, 2000 (see Note 2). At September 30, 1999, outstanding debt on this credit facility totaled $28.1 million. Anticipated capital expenditures for the remainder of 1999 are expected to be funded by operating cash flow. Future levels of capital expenditures are subject to change based on the resolution of ownership of certain reimbursements of previously incurred infrastructure costs and other legal and regulatory issues, as further discussed in Part II, Item 1, "Legal Proceedings."

     STRS' future operating cash flows and, ultimately, its ability to develop its properties and expand its business will be largely dependent on the level of its real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and the ability of STRS to continue to protect its land use and development entitlements. Significant development expenditures remain to be incurred for STRS' Austin-area properties prior to their eventual sale. STRS' 1999 capital expenditures have been and future capital expenditures will continue to be limited to essential levels as STRS works to preserve its land use and related rights in various disputes with the City and others, as more fully explained in Part II Item 1, "Legal Proceedings." As a result, property sales during the remainder of 1999 and early 2000 are expected to be lower than in previous years.

     On October 29, 1999, STRS and the City agreed on a partial payment of STRS' MUD reimbursement claims totaling $9.8 million (see Note 7 and Part II, Item 1, "Legal Proceedings"). These funds were used to reduce STRS' outstanding borrowings under its existing bank facility to approximately $18 million. STRS' debt is required to be reduced to $15 million by January 1, 2000. Accordingly, STRS and a commercial bank have tentatively agreed on the terms of a new credit facility, with final approval by the bank primarily contingent upon STRS providing certain collateral certifications. The new facility would replace STRS' existing credit facility and effectively extend STRS' current debt maturity. While STRS believes that the new credit facility can be finalized on acceptable terms prior to December 31, 1999, there can be no assurance that this will occur. STRS has identified other financing alternatives that it believes will be available if the new credit facility cannot be finalized by December 31, 1999. STRS continues to be able to obtain capital from Olympus for the development of existing properties in which it desires third-party equity participation, and also believes it can obtain bank financing at a reasonable cost for developing its properties. However, obtaining land acquisition financing is generally expensive and uncertain. Resolving its entitlement and reimbursement disputes with the City and establishing a long-term capital structure remain STRS' primary objectives.

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

Non-IT Systems. With a few minor exceptions involving water quality and other environmental monitoring and associated laboratory analysis systems, STRS does not rely upon process control, engineering, or other "Non-IT" systems in its business. STRS completed an assessment of this area and does not believe its overall risk is significant.

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

The Costs to Address STRS' Y2K Issues   Expenditures for the
necessary Y2K related modifications will largely be funded by routine software and hardware maintenance fees paid by STRS or the Services Company to the related software providers. The incremental cost of Y2K Compliance not covered by STRS' routine software and hardware maintenance fees will be less than $0.1 million, most of which has been incurred. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on STRS' operations. Additionally, current estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on STRS.

The Risks of STRS Y2K Issues   Based on its detailed risk
assessment work conducted thus far, STRS believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on STRS' financial condition or results of operations.

STRS' Contingency Plans   Although STRS believes the likelihood
of any or all of the above risks occurring to be low, specific contingency plans are being developed to address certain risk areas. Initial contingency plans have been developed and will continue to be updated based on changing business requirements. While there can be no assurances that STRS will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.


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

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief
Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County
345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 Water Quality Protection Zones ("WQPZ") and their owners, including the Barton Creek WQPZ, challenging the constitutionality of the legislation authorizing the creation of water quality zones. The
Attorney General of Texas intervened in this suit and the Circle
C WQPZ litigation, described below, to defend the legislation.
The City filed a motion for partial summary judgment against one defendant and against the State of Texas. All defendant parties filed motions for summary judgment. A summary judgment hearing was conducted in the Travis County District Court on July 9,
1998. The District Court entered an order granting the City's motion for summary judgment and declaring the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme
Court.  STRS and other defendants filed appeals.  The Texas
Supreme Court noted probable jurisdiction and set an expedited briefing and hearing schedule. Oral argument was presented to the Texas Supreme Court on December 9, 1998. A ruling is expected at any time.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp., a wholly owned subsidiary of STRS, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any MUD. In November 1997, STRS sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. On September 4, 1998, after numerous attempts by the City to transfer venue, deny jurisdiction or to stay the proceedings, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City filed a petition for writ of injunction with the Texas Supreme Court requesting a stay of the District Court's ruling. On October 22, 1998, the Texas Supreme Court granted a temporary stay. The City has appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. The appellate court set the case for submission. Both parties submitted briefs and on September 15, 1999 oral argument was presented to the Third Court of Appeals. The principal issue involved in this case, the constitutionality of the enabling legislation authorizing the creation of WQPZs, is already pending before the Texas Supreme Court in the City's WQPZ action described above and is expected to be resolved in connection with that case. Assuming the enabling legislation is determined to be constitutional, certain important collateral issues are pending before the Third Court of Appeals. Those issues, which involve the application of the WQPZ enabling legislation to STRS' WQPZ at Circle C, are expected to be resolved in STRS' favor.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, STRS' property located within Circle C's municipal utility districts
(MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse STRS for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, STRS sued the City. Both parties have filed motions for summary judgment. The hearing previously set for May 18, 1999 and the trial, previously scheduled for May 24, 1999, were both continued and are expected to be set during the first quarter of 2000. The City's total reimbursement obligation to the Circle C developers, resulting from its annexation, is estimated at $22 million, of which STRS' remaining share is estimated at approximately $9.0 million, exclusive of penalties and interest. On October 29, 1999, Circle C Land Corp. and the City reached an agreement in which STRS received $9.8 million (including $1 million of interest) as partial payment of its MUD reimbursement claims. Under the terms of the agreement, STRS would be required to return the money to the City and the City would be required to return the utility infrastructure to STRS if the City's annexation is reversed or otherwise legally rescinded, whether by legislative action, final action of the appellate court or other legal process. During the 1999 legislative session two laws were enacted enhancing STRS' MUD reimbursement claim against the City, as described in "Legislative Matters" below. These laws became effective on September 1, 1999, and STRS is accordingly entitled to penalties and interest on the outstanding delinquent Circle C MUD reimbursements. STRS will continue to pursue this action vigorously.

Phoenix Litigation: Circle C Land Corp. v. Phoenix Holdings, Ltd., Cause No. 97-10388 (Travis County 261st Judicial District Court, Texas filed 2/5/97). In February 1997, Circle C filed a petition for declaratory judgment against Phoenix, which purchased the residential portion of Circle C's lands, seeking a declaration that Circle C is entitled to most of the MUD reimbursements for infrastructure cost incurred at Circle C. Phoenix filed a counterclaim. In February 1998, the District Court granted Circle C's summary judgement motion on the primary case and Phoenix dismissed its counterclaim with prejudice. Phoenix filed various appeals and writs. On August 26, 1999, the Texas Supreme Court denied Phoenix's writ making the judgment against Phoenix final and non-appealable.

Legislative Matters. In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704), that established grandfathered rights for previously permitted lands. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City has attempted to apply these regulations to portions of STRS' Circle C property and Lantana. In response, STRS undertook to assert and defend its grandfathered entitlements vigorously. In April 1999, the Texas State House of Representatives and Senate overwhelmingly approved H.B. 1704, which reinstated the grandfathered rights previously inadvertently repealed. This bill became law effective on May 11, 1999. Additionally, three other laws were enacted during the second quarter of 1999, which are expected to have a positive impact on STRS' development rights for its Austin-area properties and strengthen its position in collecting the Circle C MUD reimbursements currently being litigated (see "Annexation/Circle C MUD Reimbursements Suit" above). The laws enacted include:
S.B. 262, which requires a municipality that annexed property in a MUD to pay penalties and interest on utility infrastructure reimbursements associated with the annexed properties that are not timely paid by the municipality; S.B. 1165, which validates the creation of existing water quality protection zones; and S.B. 89, which requires a municipality to pay developers for utility infrastructure within a MUD controlled and operated by a municipality in conjunction with an annexation, regardless of whether or not the municipality's annexation is ultimately validated.


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

Date:   November 12, 1999

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

 10.9 Oly Stratus ABC West I Joint Venture Agreement between Oly ABC West I, L.P. and Stratus West I, L.P. dated September 30, 1998. Incorporated by reference to
          Exhibit 10.10 to the Quarterly Report on Form 10-Q of STRS for the Quarter ended September 30, 1998 ("the
          STRS Third Quarter 10-Q")

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

10.18 Amended and Restated Joint Venture Agreement Program, dated August 16, 1999 by and between Oly Lantana, L.P., and Stratus 7000 West Ltd.

10.19 The Reimbursement Claim Agreement dated October 29, 1999 by and between Circle C Land Corp. and the City of Austin.

          Executive Compensation Plans and Arrangements (Exhibits
          10.20 through 10.23)

10.20 STRS' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to STRS' 1998 Form 10-K.

10.21 STRS Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to STRS's 1997 Form 10-K.

10.22        STRS 1996 Stock Option Plan for Non-Employee
          Directors, as amended. Incorporated by reference to Exhibit
          10.10 to STRS' 1997 Form 10-K.

10.23 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to STRS' 1998 Form 10-K.

15.1 Letter dated November 3, 1999 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1      Financial Data Schedule.