Form 10-K405
period 1999-12-31
STRATUS PROPERTIES INC
filed 2000-03-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From .......... to ..........
                 Commission file number 0-19989

                     Stratus Properties Inc.
       (Exact name of Registrant as specified in Charter)

           Delaware                                72-1211572
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification No.)

   98 San Jacinto Blvd., Suite 220
           Austin, Texas                              78701
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including  area code:  (512)  478-5788

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $44,478,800 on March 7, 2000.

     On March 7, 2000, 14,288,270 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrant's Proxy Statement to be submitted to the  registrant's stockholders  in  connection with  its  2000
Annual Meeting to be held on May 11, 2000, are incorporated by reference into Part III of this Report.


                        TABLE OF CONTENTS
                                                             Page

Part I..........................................................1

 Item 1.  Business .............................................1
         Overview...............................................1
         Company Strategies.....................................1
         Credit Facility........................................2
         Transactions with Olympus Real Estate Corporation......2
         Regulation and Environmental Matters...................3
         Employees..............................................3
         Cautionary Statements..................................3

 Item 2. Properties.............................................5

 Item 3. Legal Proceedings......................................5

 Item 4. Submission of Matters to a Vote of Security Holders
         Executive Officers of the Registrant ..................6

Part II.........................................................6

 Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters....................................7

 Item 6. Selected Financial Data................................7

 Items 7. and 7A.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations and Disclosures
         about Market Risks ....................................8

 Item 8. Financial Statements and Supplementary Data...........14

 Item 9. Changes in and Disagreements with Accountants  on
         Accounting and Financial Disclosure...................15

Part III ......................................................28

Item 10. Directors and Executive Officers of the Registrant....28

Item 11. Executive Compensation................................28

Item 12. Security Ownership of Certain Beneficial Owners
         and Management........................................28

Item 13. Certain Relationships and Related Transactions........28

Part IV. ......................................................28

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K...................................28

Signatures....................................................S-1

Financial Statement Schedules.................................F-1

Exhibits......................................................E-1


                             PART I
Item 1.  Business
Overview
     Our company was formed in March 1992, to hold, operate and develop substantially all the domestic real estate then held for development by, and substantially all of the domestic oil and gas properties of, our former parent Freeport-McMoRan Inc. (see Note 1 to Notes To Financial Statements). All subsequent references to "Notes" refer to the Notes To Financial Statements located in
Item 8, of this Form 10-K. We also assumed the related liabilities associated with these properties, including approximately $500 million of indebtedness, which was guaranteed by Freeport-McMoRan. This guarantee was subsequently assumed by IMC Global Inc. (see Notes 1 and 5). We have sold all of our oil and gas properties and our current business is solely real estate operations.

     We are engaged in the acquisition, development, management and sale of commercial and residential real estate properties. We conduct real estate operations on properties we own and through unconsolidated affiliates that we jointly own with Olympus Real Estate Corporation (see "Transactions with Olympus Real Estate Corporation" below).

    Our principal real estate holdings are currently in the Austin, Texas area. Our most significant acreage includes the approximate 2,300 acres of undeveloped residential, multi-family and commercial property located in southwest Austin within the Barton Creek community and 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, located south of and adjacent to the Barton Creek community. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, also located in southwest Austin.

     We also own 24 developed lots, 120 acres of undeveloped residential property and 33 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed.

Company Strategies
     Since our formation, our primary objective has been to reduce our indebtedness and to eliminate the debt guarantee. In December 1999, as a result of our negotiation of a new credit facility, we were able to eliminate the debt guarantee. Our outstanding debt totaled $16.6 million at December 31, 1999 compared with $493.3 million in March 1992.

     With the new credit facility, we now have more autonomy and fewer restrictions on our business activities. We can now fully concentrate our efforts on developing our properties and increasing shareholder value. Key factors in accomplishing these goals include:

 . Our overall strategy is to enhance the value of our Austin properties by securing and maintaining development entitlements, developing and building real estate projects for sale or investment, thereby increasing the potential return from our core assets. We may own these future developments outright or they may be developed through joint ventures with others. We have had significant development activity through joint ventures during the last half of 1998 and during 1999 and expect that activity to continue as we continue to expand our relationship with Olympus (see below).

       During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek and by the end of 1999, 42 of the lots had been sold with the balance under contract to close during 2000. We are continuing our efforts to develop several new subdivisions around the new Tom Fazio designed
  "Fazio Canyons" golf course, including our most recent joint venture arrangement to develop 54 multi-acre residential lots at the Escala
  Drive subdivision at Barton Creek. These lots will be completed and intial sales will occur around mid-2000. Also during 1999, we completed and fully leased the first 70,000 square foot office building at the 140,000 square foot Lantana Corporate Center. Construction and pre-leasing has begun on the second 70,000 square foot office building, with its expected completion date being mid-2000.

 . We are currently permitting additional residential property at Barton Creek, and we expect to secure final approval for the first subdivision by the end of 2000.

        Additional commercial and multi-family sites within Lantana are also being permitted. Final approval for these sites are expected to be received during 2000.

 . We believe that we have the right to receive up to $30 million of future reimbursements associated with previously incurred utility infrastructure development costs. Substantial additional costs eligible for reimbursement will be incurred in the future as our development activities continue. We received $13.1 million of Municipal Utility District (MUD) reimbursements during 1999 of which $2.8 million was associated with the Barton Creek MUDs, while the remaining $10.3 million was received from the City of Austin (the City) as a partial payment of our Circle C MUD claim. We continue to seek a final resolution or enforcement pertaining to our entitlement rights to the approximate $9 million in remaining Circle C MUD reimbursements. See Item 3, "Legal Proceedings," for more details on that matter.

 . We face significant challenges to the development entitlements of our core properties in Austin, which are more fully discussed under Item 3, "Legal Proceedings." We will continue to vigorously defend our rights to the development entitlements of all our properties, but aggressive attempts to restrict growth in the area of our holdings have had and are expected to continue to have a negative effect on near term development and sales activities.

 . We are expanding our real estate management activities, primarily as a result of our role as manager in the various joint venture projects. We also continue to be retained by third parties to provide management assistance on selective real estate projects, including the Lakeway project, near Austin.

 . We also continue to investigate and pursue opportunities for new projects which require minimal capital from us and which offer the possibility of acceptable returns and limited risk.

Credit Facility
     In December 1999, we established a new bank credit facility with Comerica Bank-Texas, which provides for a $20 million term loan and a $10 million revolving line of credit. We borrowed $20 million under the term loan portion of the facility and repaid all our outstanding borrowings under the previous credit facility, which was then terminated. This retirement of the previous credit facility removed the guarantee of our indebtedness by IMC Global, which assumed the guarantee from Freeport-McMoRan in connection with the merger in 1997 (see Note
1). Our debt is no longer guaranteed by any third party. Under terms of the new facility, we are required to make minimum repayments under the term loan of $2.5 million in 2000 and an additional $5.0 million in 2001. We have already met our 2000 requirement by repaying $6.1 million prior to December 31, 1999. The facility will mature in December 2002, subject to our option to extend the maturity until December 2003. For a further discussion of the credit facility see Note 5, and Items 7 and 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosure About Market Risks."

Transactions with Olympus Real Estate Corporation
     On May 22, 1998, we formed a strategic alliance with Olympus Real Estate Corporation, an affiliate of Hicks, Muse, Tate and Furst Incorporated, to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus purchased $10 million of our mandatorily redeemable preferred stock, provided us a $10 million convertible debt facility and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. Olympus has the right to nominate one member or up to 20 percent of our Board of Directors, whichever is greater.

     We have entered into three joint ventures with Olympus. We own 49.9 percent of each joint venture and Olympus owns the remaining 50.1 percent. We are the developer and manager for each of the joint venture projects. Accordingly, we receive various development fees, sales commissions and other management fees for our services.

     The first two joint ventures were formed on September 30, 1998. The first provided for the development of a 75 residential lot project at the Barton Creek Wimberly Lane subdivision. We sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for our equity interest in the now fully developed project. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus purchased in April 1998 and we have managed ever since. We acquired our interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility. During the third quarter of 1999, we formed a third joint venture associated with the construction of the first 70,000 square foot office building at the Lantana Corporate Center. In this transaction we sold 5.5 acres of commercial real estate to the joint venture for $1.0 million. In December 1999, we sold 174 acres of our Barton Creek residential property to the joint venture initially formed to develop the lots at the Wimberly Lane subdivision (see above) for $11 million. The land will be developed into 54 multi-acre single-family residential lots, which when completed will be the largest
lots developed to date within the Barton Creek community.    For
a detailed
discussion of these transactions see "Joint Ventures with Olympus Real Estate Corporation" included in Items 7 and 7A "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks."

Regulation and Environmental Matters
     Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and will likely continue to delay development of our properties and result in higher developmental and administrative costs. See Item 3, "Legal Proceedings."

     We are making, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities. Emphasis on environmental matters will result in additional costs in the future. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

Employees
     At December 31, 1999, we had 19 employees, who manage our operations. We own 10 percent of a corporation which provides us with certain management and administrative services, including technical, administrative, accounting, financial, tax, and other services, under a management services agreement. We may terminate this contract at any time upon 90 days notice to the affiliated corporation. Costs for services provided under this contract prior to January 1, 1998 were fixed at $0.5 million per annum, subject to annual cost of living adjustments. However, effective January 1, 1998, these services are provided on a cost reimbursement basis, which totaled $0.9 million in 1999 and $1.0 million in 1998.

Cautionary Statements
     This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business," "Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" regarding our financial position and liquidity, payment of dividends, strategic plans, future financing plans, development and capital expenditures, business strategies, and our other plans and objectives for future operations and activities.

     Forward-looking statements are based on our assumptions and analysis made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in our other filings with the Securities and Exchange Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the following:

If we are unable to generate sufficient cash from operations we may find it necessary to curtail our development operations. We have made substantial reductions in debt since our formation in 1992. However, significant capital resources will be required to fund our development expenditures and our debt reduction requirements under the new credit facility. Our performance continues to be dependent on future cash flows from real estate sales, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties and to meet the debt reduction requirements under the facility.

     Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers' existing residences.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, the cyclical nature of the real estate business, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

     Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Our operations are subject to an intensive regulatory approval process. Before we can develop a property we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, architectural design and environmental issues. These approvals are discretionary by nature. Because certain government agencies and special interest groups have expressed concerns about our development plans in or near Austin, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

     The City and certain special interest groups have long opposed certain of our plans in the Austin area and have taken various actions to partially or completely restrict development in certain areas, including areas where some of our most valuable
properties are located.   We are actively opposing these actions.
 We currently do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that continues to exist in the Austin area and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct. A more complete discussion of these matters is set forth under Item 3, "Legal Proceedings."

Our operations are subject to governmental environmental regulation, which can change at any time and generally would
result in an increase to our costs.   Real estate development is
subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats.
 Certain of the Barton Creek properties include nesting territories for the Golden Cheek Warbler, a federally listed endangered species. In February 1995 we received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act, which to date has allowed the development of the Barton Creek properties free of restrictions under the Endangered Species Act related to the maintenance of habitat for the Golden Cheek Warbler.

     Additionally, in April 1997, the U.S. Department of Interior listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the Department of Interior not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander hasn't affected, nor do we anticipate it will affect, our Barton Creek and Lantana properties for several reasons, including the results of technical studies and our U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. Our Circle C properties may, however, be affected, although the extent of any impact cannot be determined at this time. Special interest groups provided written notice of their intention to challenge our 10(a) permit and compliance with water quality regulations, but no challenge has yet occurred.

     We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are. The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have.
 Our competitors include local developers who are committed primarily to particular markets and also against national developers who acquire properties throughout the United States.

We are vulnerable to risks because our operations are currently exclusive to the Texas market. Our real estate activities are located entirely in the Austin, Dallas, Houston and San Antonio, Texas areas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

     The performance of the Texas economy affects our sales and consequently the underlying values of our properties. While the Texas economy has remained healthy in recent years, its economy has historically been subject to cyclical downturns primarily as a result of adverse economic conditions within the oil and gas industry.

Our operations are subject to natural risks. Our performance may be adversely affected by weather conditions that delay development or damage property.

Item 2. Properties
     Our holdings, including our inventory of finished lots and acreage to be developed but excluding our holdings in joint ventures, are provided in the following table. The acreage to be developed is broken down into anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties' existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use. See
Item 3, "Legal Proceedings," for more details. For information concerning our unconsolidated affiliates' real estate holdings, see "Transaction with Olympus Real Estate Corporation" above and "Managements Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" in Items 7 and 7A below.


                                 Potential Development Acreage
                            -----------------------------------------
                Developed   Single
                  Lots      Family  Multi-family  Commercial   Total
                ---------   ------  ------------  ----------   ------
  Austin
   Barton Creek      -       1,351       249           673      2,273
   Lantana           -         154        36           311        501
   Circle C          -           -       212         1,062      1,274
  Dallas
   Bent Tree         -           -        10             -         10
  Houston
   Copper Lakes     16         120         -             -        120
  San Antonio
   Camino Real       8           -        23             -         23
                ---------   ------  ------------  ----------   ------
   Total            24       1,625       530         2,046      4,201
                =========   ======  ============  ==========   ======

Item 3.  Legal Proceedings
Various regulatory matters and litigation involving the development of our Austin properties are summarized below.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County 345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 Water Quality Protection Zones (WQPZs) and their owners, including the Barton Creek WQPZ, challenging the constitutionality of the legislation authorizing the creation of water quality zones. The Attorney General of Texas intervened in this suit and the Circle C WQPZ litigation, described below, to join in the defense of the legislation. A summary judgment hearing was conducted in the Travis County District Court on July 9, 1998. The District Court entered an order granting the City's motion for summary judgment and declaring the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme Court. Oral argument was presented to the Texas Supreme Court on December 9, 1998. A ruling is expected in the near future.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp., a wholly owned subsidiary of Stratus, filed a WQPZ (Circle C WQPZ) covering a portion of the Circle C development, consisting of 554 acres located outside the boundaries of any municipal utility district. In November 1997, Stratus sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ.

     On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City has appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. Both parties submitted briefs and on September 15, 1999 oral argument was presented to the Third Court of Appeals.

      The principal issue involved in this case, the constitutionality of the enabling legislation authorizing the creation of WQPZs, is already pending before the Texas Supreme Court in the City's WQPZ action described above and is expected to be resolved in connection with that case. Assuming the Texas Supreme Court determines that the enabling legislation is constitutional, certain important collateral issues are pending before the Third Court of Appeals. Those issues, which involve the application of the WQPZ enabling legislation to Stratus' WQPZ at Circle C, are expected to be resolved in Stratus' favor.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, Stratus' property located within Circle C's municipal utility districts
(MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City. The City paid a portion of Stratus' claim, as described below. A trial of the balance of Stratus' claim is expected to be set during the second quarter of 2000.

     The City's total reimbursement obligation to the Circle C developers, resulting from its annexation, is estimated at $22 million. On October 29, 1999, Circle C Land Corp. and the City reached an agreement in which Stratus received $9.8 million (including $1 million of interest) as partial payment of its MUD reimbursement claims. On January 14, 2000, Stratus received an additional $0.3 million from the City resulting from both parties agreeing to the adjustment of prior engineering and accounting estimates. Under the terms of the agreement, Stratus would be required to return the money to the City and the City would be required to return the utility infrastructure to Stratus if the City's annexation is reversed or otherwise legally rescinded, whether by legislative action, final action of the appellate court or other legal process. Stratus' remaining share is estimated at approximately $9.0 million, exclusive of penalties and interest. See Note 10 for further discussion of the City's partial payment of the Circle C MUD reimbursement.

      During the 1999 legislative session two laws were enacted enhancing Stratus' MUD reimbursement claim against the City, as described in "Legislative Matters" below. These laws became effective on September 1, 1999, and Stratus is accordingly entitled to penalties and interest on the outstanding delinquent Circle C MUD reimbursements. Stratus will continue to pursue this action vigorously.

Legislative Matters: In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704), that established grandfathered rights for previously permitted lands. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City attempted to apply these regulations to portions of Stratus' Circle C property and Lantana. In response, Stratus undertook to assert and defend its grandfathered entitlements vigorously. In April 1999, the Texas State House of Representatives and Senate overwhelmingly approved H.B. 1704, which reinstated the grandfathered rights previously inadvertently repealed. This bill became law effective on May 11, 1999.

    Three other laws were enacted during the second quarter of 1999, which are expected to have a positive impact on Stratus' development rights for its Austin-area properties and strengthen its position in collecting the Circle C MUD reimbursements currently being litigated (see "Annexation/Circle C MUD Reimbursements Suit" above). The three laws enacted are: S.B. 262, which requires a municipality that annexed property in a MUD to pay penalties and interest on utility infrastructure reimbursements associated with the annexed properties that are not timely paid by the municipality; S.B. 1165, which validates the creation of existing water quality protection zones; and S.B. 89, which requires a municipality to pay developers for utility infrastructure within a MUD controlled and operated by a municipality in conjunction with an annexation, regardless of whether or not the municipality's annexation is ultimately validated.

     We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

Executive Officers of the Registrant
     Certain information, as of March 9, 2000, regarding our executive officers is set forth in the following table and accompanying text.

          Name               Age         Position or Office
          ----               ---         ------------------
  William H. Armstrong III    35     Chairman of the Board, President
                                       and Chief Executive Officer

  Kenneth N.  Jones           40     General Counsel

     Mr. Armstrong has been employed by us since our inception in 1992. He has served us as Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996. Previously Mr. Armstrong served as Chief Operating Officer from August 1996 to May 1998 and as Chief Financial Officer from May 1996 to August 1996. He served as Executive Vice President from August 1995 to August 1996. Previously, Mr. Armstrong was a member of the Finance and Business Development Group of Freeport-McMoRan Inc. with responsibility for real estate activities.

     Mr. Jones has served as our General Counsel since August
1998.  Mr. Jones is a partner with the law firm of Armbrust Brown
& Davis, L.L.P. and he provides legal and business advisory services under a consulting arrangement with his firm.


                             PART II

Item 5.    Market  for Registrant's  Common  Equity  and  Related
Stockholder Matters
     Our common stock trades on the Nasdaq National Market under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq.

                            1999                1998
                     ----------------     ---------------
                      High      Low        High     Low
                     -------  -------     -------  ------
First Quarter        $  4.63  $  3.13     $  7.13  $ 4.63
Second Quarter          5.00     2.88        6.63    3.88
Third Quarter           5.25     3.75        4.75    3.00
Fourth Quarter          4.88     3.75        4.13    2.63


     As of February 28, 2000 there were 8,343 holders of record of our common stock. We have not in the past paid, and do not anticipated in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by the terms of our credit agreement, as discussed in
Note 5.


Item 6.  Selected Financial Data
     The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 1999. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. You should read the information in the table below together with Items 7 and 7A "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and
Item 8 "Financial Statements and Supplemental Data."

                            1999       1998      1997a      1996       1995
                          --------   --------  --------   --------   --------
                                (In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues                  $  14,676  $  17,590  $ 30,953   $    -     $    -
Loss from Partnership           -          -         -         (346)      (571)
Operating income (loss)       3,350       (572)    3,907       (566)    (2,367)
Net income (loss)             2,871     (2,638)    7,006b        76        153
Basic net income (loss)
 per share                     0.20      (0.18)     0.49       0.01       0.01
Diluted net income (loss)
 per share                     0.18      (0.18)     0.48       0.01       0.01

Basic average shares
 outstanding                 14,288     14,288    14,288     14,286     14,286
Diluted average shares
 outstanding                 16,238c    14,288    14,517     14,390     14,312



                              1999      1998      1997       1996       1995
                            -------    -------   -------    -------    ------
                                              (in Thousands)
At December 31:
Real estate and facilities,
 net                         91,664     96,556   105,274        -          -
Investment in the
 Partnership                    -          -         -       56,055     56,401
Total assets                115,672    111,829   112,754     60,985     60,897
Long-term debt               16,562     29,178    37,118        -  d          d
Stockholders' equity         66,840     63,969    66,607     59,599     59,523


---------------------------
a. Prior to 1997, our operating results were reported
  under the equity basis of accounting, reflecting our
  investment in an operating partnership through which we conducted our operations. See Note 1 of Notes To Financial Statements.
b. Includes a $4.5 million ($0.31 per share) gain from
  sale of oil and gas properties.
c. Assumes the redemption of our 1.7 million shares of
  outstanding mandatorily redeemable preferred stock for 1.7 million shares of common stock.
d. Long-term  debt  was  not  reflected  in  our   consolidated
  financial position because our investment in the operating partnership was recorded under the equity method (see Note 1). The separate debt amounts included in Investment in the Partnership prior to 1997 were $58,325 for 1996 and $121,294 for 1995.


Items 7.  and  7A.    Management's  Discussion  and  Analysis  of
Financial Condition and Results  of Operations  and Disclosures About
Market Risks

Overview
    We are engaged in the acquisition, development, management and sale of commercial and residential real estate properties. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (see "Joint Ventures with Olympus Real Estate Corporation" below), pursuant to a strategic alliance formed in May 1998.

    Our principal real estate holdings are currently in the Austin, Texas area. Our most significant acreage includes the approximate 2,300 acres of undeveloped residential, multi-family and commercial property located in southwest Austin within the Barton Creek community and 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, located south of and adjacent to the Barton Creek community. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, also located in southwest Austin.

     We also own 24 developed lots, 120 acres of undeveloped residential property and 33 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas which are being actively marketed. Unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties manage these real estate interests. Under the terms of these agreements, we fund operating expenses and development costs associated with these properties, net of revenues. Also, the developers are entitled to a management fee and a 25 percent interest in the net profits, after we recover our investments and a stated rate of return, resulting from the sale of properties under their management. As of December 31, 1999 no amounts have been or are expected to be paid in connection with these net profit arrangements.

Joint Ventures With Olympus Real Estate Corporation (Olympus)
     We have entered into three joint ventures with Olympus, an affiliate of Hicks, Muse, Tate & Furst Incorporated, pursuant to a strategic alliance entered into on May 22, 1998 (see Note 2 of the Notes to Financial Statements). All subsequent references to "Notes" refer o the Notes To Financial Statements located in Item 8, found elsewhere in this Form 10-K.

     Olympus owns a 50.1 percent interest and we own a 49.9 percent interest in each joint venture. The first two joint ventures were formed on September 30, 1998 and the third was formed in the third quarter of 1999. One joint venture was expanded to encompass a new project during the fourth quarter of 1999. See Note 4, for financial information about our unconsolidated affiliates.

Barton Creek Joint Venture
     The first joint venture involved our sale of the Wimberly Lane tract (formerly called ABC West Phase I subdivision tract) in Barton Creek, to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) (formerly the Oly Stratus ABC West I Joint Venture) on September 30, 1998. The Barton Creek Joint Venture agreed to pay $3.3 million for the 28-acre tract. We received $2.1 million, a note for $1.2 million and made an equity contribution of $0.5 million upon formation of the joint venture. In November 1998, as manager of the project, we arranged a $3.9 million project loan for the joint venture. The assets held in the joint venture secured the loan. We were also required, as additional collateral for the loan, to deposit $0.5 million with the bank in a restricted account until the loan was repaid in its entirety. Initial borrowings on the project loan were used to reimburse us $1.9 million for costs incurred on the development prior to the formation of the joint venture. Subsequent borrowings were used to complete the project. During the first quarter of 1999, as developer, we completed the development of 75 residential lots. As manager, we have been marketing and selling these 75 lots during 1999. As of December 31, 1999, 42 of the residential lots have been sold and funded. The joint venture used proceeds from these sales to repay all outstanding borrowings on the project loan, which required the bank to release the $0.5 million restricted deposit. We received a development fee for completing the project and receive commissions for the lot sales. We anticipate all of the remaining lots owned by the joint venture will be sold by no later than the end of 2000. The proceeds from these future lot sales will be used in the development of the 54 lots recently added to the joint venture, as more fully explained below.

     In December 1999, we sold 174 acres of land encompassing 54 platted lots within the Barton Creek community near Austin, Texas to the Barton Creek Joint Venture for $11.0 million. Upon closing of the sale we received $6.0 million and a $5.0 million note. We deferred our ownership interest in the $11.0 million of sales proceeds, or $5.5 million, and the related gain of $6.0 million, or $3.0 million. We will recognize these deferred amounts and the note will be paid as the lots are developed and sold to third parties. The 54 lots are currently being developed and will average over 3 acres in size, which will make these lots the largest homesites developed to date within the Barton Creek community. All of these lots have scenic hill country settings and some will overlook the new Tom Fazio-designed "Fazio Canyons" golf course. The lots are being developed pursuant to the City's more restrictive development requirments and could be completed as early as the second quarter of 2000. The development of these lots will be funded primarily through the initial equity contributions of the partners and proceeds from sales of the remaining lots at the Wimberly Lane section of the Barton Creek Joint Venture (see above).

Walden Partnership
     The second joint venture, also formed on September 30, 1998, involved us acquiring a 49.9 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owns the Walden on Lake Houston project in Houston, Texas that Olympus purchased in April 1998. We have managed this project on Olympus' behalf under the terms of a management agreement since April 1998. We paid $2.0 million for our share of the Walden Partnership, borrowing funds available to us under the $10 million convertible debt facility with Olympus (see Note 2). We will continue to manage this property, which at December 31, 1999, included approximately 590 developed lots and 80 acres of platted but undeveloped real estate, and will receive management fees and commissions for our services. During the second quarter of 1998, we negotiated agreements with homebuilders providing for the sale of approximately 90 percent of the developed lots at that time. These agreements require the purchasers to close on the lots pursuant to a specific schedule that extends through 2002. As of December 31, 1999, approximately 340 lots have already closed and funded under these agreements. The Walden Partnership has an $8.2 million project loan, which is nonrecourse to the partners and is secured by the assets of the project. We were also required to make a restricted cash deposit of $2.5 million as additional collateral for the loan, of which $1.5 million was still restricted at December 31, 1999.

7000 West
     On August 16, 1999, we sold Olympus a 50.1 percent interest in a 70,000 square foot office building, which is the first phase of the 140,000 square foot Lantana Corporate Center (7000 West). Upon closing we received $1.1 million and recognized a $0.5 million gain. We deferred our retained interest, or $0.5 million, of the sales proceeds and related gain resulting from the sale of the 5.5 acres of commercial real estate associated with Phase I of the project to the joint venture. As developer, we completed construction on the first building in November 1999 and as manager we have secured signed lease agreements which have fully occupied the building. We are proceeding with construction on the second 70,000 square foot office building. We anticipate closing a transaction with Olympus for the sale of the 5.5 acres of commercial real estate associated with Phase II, which will be substantially the same as the Phase I transaction. Funds for the construction of the first building at 7000 West were provided by the $6.6 million project loan, which we arranged in April 1999. The 18-month, variable rate, nonrecourse loan is secured by the 11 acres of land at 7000 West, related improvements and approximately $2.0 million of utility infrastructure reimbursements due from the City of Austin (the City) for the Lantana pump station. This loan is being amended to provide an additional $7.7 million for construction of the second building.
 The amended loan will no longer require our $2.0 million receivable from the City as security.

Other Development Activities
     Development is progressing at several sections of the Barton Creek community, including the completion of utility infrastructure that will serve a significant portion of the 2,300 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites surrounding the new Tom Fazio-designed "Fazio Canyons" golf course, which was completed in September 1999. We expect that a number of these homesites could be available for sale by late 2000. However, permitting and entitlement issues now being litigated make the timing of completion of the projects at Barton Creek uncertain.

Results Of Operations
     Summary operating results follow (in thousands):

                                        1999        1998        1997
                                       -------    --------    --------
Revenues
  Undeveloped properties
     Unrelated parties                 $ 3,024    $  1,016    $ 13,230
     Olympus                             6,020       1,651         -
     Recognition of deferred revenues      904         -           -
                                       -------    --------    --------
        Total undeveloped properties     9,948       2,667      13,230
Developed properties                     3,371      14,457      17,723
Commissions, management fees and other   1,357         466         -
                                       -------    --------    --------
Total revenues                          14,676      17,590      30,953
                                       -------    --------    --------

Operating income (loss)                  3,350a,b     (572)a,b   3,907a
Net income (loss)                        2,871      (2,638)      7,006c


a. Includes reimbursement of infrastructure cost expensed in prior years of $2.8 million in 1999, $0.8 million in 1998 and $3.1 million in 1997.
b. Includes $3.5 million of recognized gains associated with transactions involving the 7000 West and Barton Creek Joint Ventures in 1999 and a $0.6 million recognized gain in 1998 from the formation of the Barton Creek Joint Venture.
c. Includes a $4.5 million gain from sale of oil and gas property interests.

     Our undeveloped property revenues include both sales of undeveloped properties to third parties and the recognition of previously deferred revenues from the sale of undeveloped real estate to our unconsolidated affiliates. When we sell real estate to an entity that we own jointly with Olympus, we defer recognizing the portion of the revenue from the sale related to our interest until all or a portion of the real estate is ultimately sold to unrelated parties. Our 1999 undeveloped property revenues to unrelated parties included (1) the sale of 44 acres of residential property in Houston, (2) the sale of 34 acres of multi-family real estate in San Antonio and (3) the sale of 8 acres of multi-family real estate in Dallas. Sales of real estate to joint ventures with Olympus included the sale of 174 acres of residential property to the Barton Creek Joint Venture and the sale of 5.5 acres of commercial real estate to the 7000 West Joint Venture (see "Joint Ventures with Olympus Real Estate Corporation" above). Our recognition of deferred revenues resulted from the sale of 42 Wimberly Lane developed lots by the Barton Creek Joint Venture. Sales of 75 single-family homesites represent our 1999 developed property revenues.

     By comparison, our 1998 undeveloped real estate sales to unrelated parties included the sale of 2 acres of commercial real estate in Dallas, 27 acres of residential property in San Antonio and 17 acres of residential property in Barton Creek. Our Olympus revenues resulted from the sale of 28 acres of Barton Creek residential real estate to the Barton Creek Joint Venture, of which $1.6 million was originally deferred. Our 1998 developed property revenues resulted from the sale of 213 single-family homesites. Our 1997 undeveloped revenues include the sale of 72 acres of commercial and multi-family real estate. Developed property revenues during 1997 resulted from the sale of 198 single-family homesites and 46 acres of residential real estate.

     Increased commissions, management fees and other revenues reflect our effort to expand that part of our business through our role as manager in the joint ventures with Olympus, as well as our management of the 2,200 acre Lakeway project near Austin.

     Costs of sales were $7.8 million in 1999, $14.1 million in 1998 and $24.3 million in 1997. The decrease in 1999 from 1998 primarily reflects the substantial reduction in sales, particularly those related to the sales of developed lots. Additionally, reimbursements of certain infrastructure costs, which were previously charged to expense or related to properties previously sold, reduced cost of sales by $2.8 million in 1999, $0.8 million in 1998 and $3.1 million in 1997.

     Our general and administrative expenses totaled $3.5 million in 1999, $4.0 million in 1998 and $2.8 million during 1997. The variances between the respective years primarily are the result of legal expenses. Legal expenses totaled $0.8 million in 1999, $1.5 million in 1998, and $0.6 million in 1997. Our legal costs primarily represent our ongoing efforts to resolve through litigation attempts by the City and others to restrict our development entitlements and to secure reimbursements from the City of approximately $22 million, of which our share is approximately $18 million, relating to the infrastructure costs incurred in the development of the Circle C property which was annexed by the City. In the fourth quarter of 1999, we received partial payments totaling $10.3 million related to our Circle C claim from the City (see "Capital Resources and Liquidity"). In December 1998, the Texas Supreme Court heard oral argument on a case that may resolve various issues between the City and us. A ruling could be issued at any time. Lower legal costs during 1999 reflect the reduced litigation activity. See Item 3, "Legal Proceedings" for further discussion concerning our legal matters. Additionally, the increase in expenses during 1999 and 1998 reflect increased charges for general and administrative expense relating to services provided by an affiliated services company (see Note 8).

     In September 1997, we sold several working interests and numerous overriding royalty interests in oil and gas properties, which we had held since our formation, to McMoRan Oil & Gas Co. and Phosphate Resource Partners Limited Partnership. We received $4.5 million from the sale, which resulted in a gain of $4.5 million. At the time of the sale, we were affiliates of McMoRan Oil & Gas and Phosphate Resource Partners because Freeport-McMoRan Inc., our former managing general partner (see Note 1), held a similar role with Phosphate Resource Partners and because we shared common management and a common director with McMoRan Oil & Gas. These interests had no cost basis and represented all of our remaining oil and gas interests. The gain is reflected in Other Income, which also includes royalty income generated by these properties prior to the sale totaling $0.8 million for 1997.

     Net interest expense totaled $0.8 million in 1999, $2.0 million in 1998 and $2.2 million in 1997. The decrease represents our repayment of debt over the three-year period resulting in lower average debt outstanding in each of the three years. Capitalized interest totaled $1.2 million in 1999, $0.4 million in 1998 and $1.4 million in 1997.

     We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Capital Resources And Liquidity
     Net cash provided by operating activities totaled $20.6 million in 1999, $11.1 million in 1998 and $29.5 million in 1997. The increase in 1999 compared to 1998 resulted primarily from our receipt of $10.3 million from the City as partial payment of our Circle C reimbursement claims (see below and Item 3, "Legal Proceedings"). The increase also reflects our receipt of previously expensed infrastructure cost reimbursements totaling $2.8 million during 1999 compared to $0.8 million for similar reimbursements in 1998. The increase was partially offset by the decrease in sales revenues during 1999. The decrease in the 1998 amount from 1997 primarily reflects a substantial decrease in our sales of undeveloped properties. Operating cash flows in 1997 include the $4.5 million gain on the sale of oil and gas properties (see discussion in "Results of Operations" above) and $3.1 million for reimbursement of previously expensed infrastructure costs.

     Net cash used in investing activities totaled $8.9 million in 1999, $8.8 million in 1998 and $9.5 million in 1997. Investing activities for all three years reflect real estate and facilities capital expenditure payments, net of any related capitalized municipal utility district (MUD) reimbursements. In addition, 1999 investing activities included a $0.4 million additional investment in the Walden Partnership. Our 1998 investing activities include a $2.5 million investment in two joint ventures (see "Joint Ventures with Olympus" above and Note 4). Real estate and facility capital expenditures have generally decreased, reflecting the constraints on our development activities resulting from disputes with the City and others. Additionally, our joint ventures' capital expenditures are not reflected directly in the accompanying financial statements, as the joint ventures' results are presented using the equity method of accounting.

     Financing activities provided (used) cash totaling ($12.9) million in 1999, $2.1 million in 1998 and $(21.2) million in 1997. We reduced our net outstanding borrowings by $12.6 million in 1999, $7.9 million in 1998 and $21.2 million in 1997. Our net reductions in outstanding borrowings included proceeds of $0.4 million during 1999 and $2.0 million during 1998 from borrowings on our convertible debt facility with Olympus (see Note 2). Additionally, our financing activities during 1998 reflect $10.0 million from the issuance of mandatorily redeemable preferred stock (see Note 3). The mandatorily redeemable preferred stock proceeds were used to reduce outstanding bank debt, and the convertible debt proceeds were used to fund our investment in the Walden Partnership (see Note 4).

     Sales, limited development activities and the receipt of the partial payment of our Circle C infrastructure reimbursements enabled us to generate operating cash flows during the three years ended December 31, 1999. We used these operating cash flows to reduce our outstanding debt from $58.3 million at December 31, 1996 to $16.6 million at December 31, 1999. Historically, our funding needs were met largely from borrowings under a revolving credit facility and term loan, which provided for an aggregate $35 million of available proceeds through December 31, 1999. This facility was replaced with a new facility in December 1999 (see below and Note 5).

     In December 1999, we established a new bank credit facility with Comerica Bank-Texas, which provides for a term loan and a revolving line of credit. We borrowed $20 million under the term loan portion of the facility and used the proceeds to repay all outstanding borrowings under our previous credit facility. This debt retirement removed all third party guarantees of our indebtedness (see Note 5). The new facility also makes available to us up to an additional $10 million of borrowings under a revolving line of credit. Our outstanding borrowings on the term loan totaled $13.9 million at December 31, 1999. There were no borrowings on the revolving line of credit as of December 31, 1999. We also have $2.7 million of outstanding borrowings on our convertible debt facility with Olympus (see Note 2).

     The new credit facility requires that we reduce the outstanding balance of the term loan by at least $2.5 million in 2000 and by an additional $5.0 million prior to December 21, 2001. The debt will mature in December 2002, subject to our option to extend the debt through December 2003. We have already exceeded our year 2000 repayment obligation by reducing the outstanding borrowings on the term loan by approximately $6.1 million, as further explained below. We are also required to deposit funds into an interest reserve account with the bank.
The amount in this account must be sufficient to carry the debt service for both the term loan and the revolving line of credit for the ensuing twelve month period, adjusted quarterly. At December 31, 1999, the amount included in the interest reserve account totaled approximately $2 million. We can fund this amount directly or it can be treated as a reduction of our availability under the revolving line of credit. At December 31, 1999, the interest reserve requirement reduced our amount available under the revolving line of credit to $8 million. We subsequently funded $1.5 million to the interest reserve account using proceeds from operations thereby increasing our availability to $9.5 million under the revolving line of credit.

     On October 29, 1999, the City agreed to pay us $9.8 million, including interest of $1 million, as partial payment of our Circle C MUD reimbursements. We have received a total of $10.3 million of partial payments from the City on our Circle C MUD reimbursement claim through December 31, 1999. We received an additional $0.3 million partial payment in January 2000. We used all proceeds received to reduce our outstanding borrowings under the applicable credit facilities at the time of the receipts. Under certain conditions we could be required to return these proceeds to the City. In this event, the City would be required to return our Circle C utility infrastructure, and we would reassert our claims related to the partial payments. Accordingly, these proceeds have been classified on our balance sheet as _other liabilities._ We are continuing to pursue the approximate $9 million remaining on our Circle C MUD claims. See Item 3, _Legal Proceedings_ and Notes 6 and 10 for additional information concerning our Circle C MUD claims and the City's partial payments.

     In December 1999, we sold 174 acres of land encompassing 54 platted lots within the Barton Creek community near Austin, Texas., to the Barton Creek Joint Venture owned 50.1 percent by Olympus and 49.9 percent by us (see "Joint Ventures with Olympus Real Estate Corporation," above and Note 4). We sold the land for $11.0 million, receiving $6.0 million and a $5.0 million note. We used the proceeds to reduce borrowings under the term loan with Comerica Bank-Texas (see above).

     We have pursued various financing arrangements available through our relationship with Olympus. On September 30, 1998, the Walden Partnership, an unconsolidated subsidiary in which we own
49.9 percent, (see "Joint Ventures with Olympus Real Estate Corporation" above and Note 4), entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. The three-year, variable rate loan is secured by the assets of the Walden Partnership and is nonrecourse to the partners. In addition, we secured the loan with a restricted cash deposit (see discussion below). Interest is payable monthly and is based on the bank's prime rate or the LIBOR rate at the Walden Partnership's option. On October 1, 1998, the Walden Partnership borrowed $6.1 million on this loan and used the proceeds to repay its outstanding bank debt associated with land acquisition and development costs incurred on the project. At December 31, 1999 outstanding borrowings on this project loan totaled $3.6 million.

     In November 1998, the Barton Creek Joint Venture (see "Joint Ventures with Olympus Real Estate Corporation" above), closed on a $3.9 million project development loan facility with the same bank as the Walden Partnership loan. The three-year, variable rate loan was secured by the assets of the Barton Creek Joint Venture and was nonrecourse to the partners. In addition, the loan was secured by cash (see discussion below). Upon closing of the project loan we were reimbursed $1.9 million for previously incurred development costs associated with the project and certain Travis County fiscal deposits. All outstanding borrowings under this project loan have been repaid and we have terminated the facility.

     In April 1999, we and one of our wholly owned subsidiaries finalized a $6.6 million project development loan facility with Comerica Bank-Texas for the development of the first 70,000 square foot office building at the 140,000 square foot Lantana Corporate Center (7000 West). We guaranteed the completion of the project and we are responsible for any unpaid interest and certain other limited obligations. The 18-month, variable rate, nonrecourse loan is secured by approximately 11 acres of real estate at 7000 West, the related improvements and approximately $2.0 million of reimbursements due from the City for the Lantana water pump station. In August 1999, as part of the joint venture agreement with Olympus, we sold a 50.1 percent interest in the subsidiary that held the project loan. Accordingly, the project loan is no longer consolidated in our financial statements and is now recorded by the joint venture (see "Joint Ventures with Olympus Real Estate Corporation", above and Note 4). At December 31, 1999 outstanding borrowings on this project loan totaled $4.6 million. This project loan is being amended to provide an additional $7.7 million for construction of the second 70,000 square foot office building and the release of the lien on the $2.0 million receivable from the City.

     The Walden Partnership and Barton Creek Venture loan agreements required a cash deposit as additional collateral for the respective loans. As required under the loan agreements, one of our wholly owned subsidiaries deposited a total of $3.0 million with the bank. The Walden Partnership loan agreement provides that the restricted cash balance ($2.5 million) may be reduced by $0.30 for every $1.00 in principal reduction. The Barton Creek Joint Venture loan's restricted cash requirement ($0.5 million) was eliminated because we repaid all our outstanding borrowings under the facility. Olympus has agreed to pay us interest at 12 percent per annum for their 50 percent share of such restricted cash, net of related interest earned.
At December 31, 1999 we had $1.5 million of restricted cash deposited with the bank for the Walden Partnership facility.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will largely depend on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain for our Austin-area properties prior to their eventual sale. We anticipate 2000 capital expenditures will be limited to essential levels as we work to preserve our land use and related rights in various disputes with the City and others, as more fully explained in Item 3, "Legal Proceedings." We believe our near-term capital resource needs can be met adequately during 2000 from operating cash flows and borrowings under our revolving line of credit. We are able to obtain up to $37.2 million in additional capital from Olympus for the development of existing properties in which we desire third-party equity participation. However, while financing for development of our existing properties is available, obtaining land acquisition financing is generally expensive and uncertain.

Impact Of Year 2000 Compliance
    The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. To date, all of our systems have continued to operate without disruption related to Y2K. We will continue to closely monitor areas of particular risk including our business partners' ability to continue to meet their commitments throughout the year. The incremental costs associated with our Y2K efforts totaled less than $0.1 million through 1999 and we do not expect to incur any additional costs.

Disclosures About Market Risks
     We derive our revenues from the management, development and sale of our real estate holdings. Our net income can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time we do not hedge our exposure to changes in interest rates. Based on December 31, 1999 outstanding bank debt and interest rates, a change of 100 basis points in applicable annual interest rates would have an approximate $0.1 million impact on year 2000 net income.

Environmental
     Increasing emphasis on environmental matters is likely to result in additional costs. Our future operations may require substantial capital expenditures, which could adversely affect the development of our properties and results of operations. Additional cost will be charged against our operations in future periods when such costs can be reasonably estimated. We cannot at this time accurately predict the cost associated with future environment obligations.

Cautionary Statement
     Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the anticipated outcome of the litigation and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control and other factors that are described in more detail under Item 1, "Cautionary Statements."

Item 8.  Financial Statements and Supplementary Data

                      REPORT OF MANAGEMENT

     Stratus Properties Inc. (Stratus) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

     Stratus maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by Stratus' internal auditors, PricewaterhouseCoopers LLP. In accordance with generally accepted auditing standards, Stratus' independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

     The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of Stratus' accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers
LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

                            William H. Armstrong III
                            Chairman of the Board, President
                            and Chief Executive Officer


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS  PROPERTIES
INC.:

     We have audited the accompanying balance sheets of Stratus Properties Inc. (a Delaware Corporation) as of December 31, 1999 and 1998, and the related statements of operations, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                    /s/ Arthur Andersen LLP
Austin, Texas
January 19, 2000


                     STRATUS PROPERTIES INC.
                         BALANCE SHEETS

                                                         December 31,
                                                   -----------------------
                                                     1999          1998
                                                   ---------     ---------
                                                        (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
 restricted cash of $2.1 million and
 $2.8 million at December 31, 1999 and 1998,
  respectively, (Notes 4 and 5)                    $   3,964     $   5,169
Accounts receivable:
  Property sales                                         149           525
  Other                                                1,160           408
Prepaid expenses                                         375           361
                                                   ---------     ---------
  Total current assets                                 5,648         6,463
Real estate and facilities, net (Note 6)              91,664        96,556
Investments in and advances to
 unconsolidated affiliates (Note 4)                    7,254         2,468
Other assets, including related party
 receivable (Note 4)                                  11,106         6,342
                                                   ---------     ---------
Total assets                                       $ 115,672     $ 111,829
                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities           $     900     $     583
Accrued interest, property taxes and other             1,537         1,861
                                                   ---------     ---------
Total current liabilities                              2,437         2,444
Long-term debt (Note 5)                               16,562        29,178
Other liabilities                                     19,833         6,238
Mandatorily redeemable preferred stock (Note 3)       10,000        10,000
Stockholders' equity:
Preferred stock, par value $0.01, 50,000,000
  shares authorized, and unissued                        -             -
Common stock, par value $0.01, 150,000,000 shares
     authorized, 14,288,270 issued and outstanding       143           143
Capital in excess of par value of common stock       176,447       176,447
Accumulated deficit                                 (109,750)     (112,621)
                                                   ---------     ---------
  Total stockholders equity                           66,840        63,969
                                                   ---------     ---------
Total liabilities and stockholders' equity         $ 115,672     $ 111,829
                                                   =========     =========


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
                    STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
                                        -------------------------------
                                          1999       1998        1997
                                        --------   --------    --------
                                           (In Thousands, Except Per
                                                Share Amounts)

Revenues                                $ 14,676   $ 17,590    $ 30,953
Costs and expenses:
Cost of sales                              7,819     14,118      24,294
General and administrative expenses        3,507      4,044       2,752
                                        --------   --------    --------
  Total costs and expenses                11,326     18,162      27,046
                                        --------   --------    --------
Operating income (loss)                    3,350       (572)      3,907
Other income, net                            133         66       5,375
Interest expense, net                       (789)    (2,019)     (2,181)
                                        --------   --------    --------
Income (loss) before income taxes,
 equity in unconsolidated affiliates
 and minority interest                     2,694     (2,525)      7,101
Income tax provision                        (130)       (87)        (80)
Equity in unconsolidated affiliates
 income (loss)                               307        (26)        -
Minority interest in net income of
the Partnership                              -          -           (15)
                                        --------   --------    --------
Net income (loss)                       $  2,871   $ (2,638)   $  7,006
                                        ========   ========    ========
Net income (loss) per share:
  Basic                                    $0.20     $(0.18)      $0.49
                                           =====     ======       =====
  Diluted                                  $0.18     $(0.18)      $0.48
                                           =====     ======       =====

Average shares outstanding:
  Basic                                   14,288     14,288      14,288
                                          ======     ======      ======
  Diluted                                 16,238     14,288      14,517
                                          ======     ======      ======



                     STRATUS PROPERTIES INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands)

                                                  Capital
                                                    in
                                                  Excess
                              Preferred Common    of Par   Accumulated
                                Stock   Stock     Value     Deficit     Total
                              --------  ------  ---------  ----------  -------
Balance at January 1, 1997    $   -     $  143  $ 176,445  $ (116,989) $ 59,599
     Stock options exercised      -        -            2         -           2
     Net income                   -        -          -         7,006     7,006
                              --------  ------  ---------  ----------  --------
Balance at December 31, 1997      -        143    176,447    (109,983)   66,607
     Net loss                     -        -          -        (2,638)   (2,638)
                              --------  ------  ---------  ----------  --------
Balance at December 31, 1998      -        143    176,447    (112,621)   63,969
     Net income                   -        -          -         2,871     2,871
                              --------  ------  ---------  ----------  --------
Balance at December 31, 1999  $   -     $  143  $ 176,447  $ (109,750) $ 66,840
                              ========  ======  =========  ==========  ========


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
                     STATEMENTS OF CASH FLOW

                                                   Years Ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
                                                        (In Thousands)
Cash flow from operating activities:
Net income (loss)                              $  2,871    $ (2,638)   $  7,006
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                      87          76         104
  Cost of real estate sales                      10,018      14,989      23,729
  Equity in income (loss) of unconsolidated
    affiliates                                     (307)         26         -
  Minority interest's share of Partnership
    net income                                      -           -           -
   (Increase) decrease in working capital:
    Accounts receivable and prepaid expenses        600         620       2,582
    Accounts payable, accrued liabilities
      and other                                      (7)       (575)     (2,734)
Proceeds from Circle C municipal utility
  reimbursement                                  10,262         -           -
Long term receivable and other                   (2,914)     (1,422)     (1,183)
                                               --------    --------    --------
Net cash provided by operating activities        20,610      11,076      29,519
                                               --------    --------    --------
Cash flow from investing activities:
Real estate and facilities                       (8,554)     (6,346)     (9,547)
Investment in Barton Creek Joint Venture            -          (494)        -
Investment in Oly Walden Partnership               (376)     (1,999)        -
                                               --------    --------    --------
Net cash used in investing activities            (8,930)     (8,839)     (9,547)
                                               --------    --------    --------
Cash flow from financing activities:
Repayment of debt, net                          (27,118)     (9,940)    (21,207)
Proceeds from term loan                          20,000         -           -
Repayments of term loan                          (6,143)        -           -
Proceeds from convertible debt facility             376       1,999         -
Proceeds from preferred stock issuance              -        10,000         -
                                               --------    --------    --------
Net cash provided by (used in) financing
 activities                                     (12,885)      2,059     (21,207)
                                               --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                                (1,205)      4,296      (1,235)
Cash and cash equivalents at beginning of year    5,169         873       2,108
                                               --------    --------    --------
Cash and cash equivalents at end of year       $  3,964    $  5,169    $    873
                                               ========    ========    ========

Interest paid                                  $  1,716    $  2,338    $  3,351
                                               ========    ========    ========
Income taxes paid (refunded)                   $     14    $   (118)   $    220
                                               ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
Basis of Accounting. The real estate development and marketing operations of Stratus Properties Inc. (Stratus) are conducted in Austin and other urban areas of Texas through its investment in Stratus Properties Operating Co., a Delaware general partnership (the Partnership). Prior to December 22, 1997, Stratus owned a
99.8 percent general partnership interest in the Partnership and Freeport-McMoRan Inc., Stratus' former parent, owned the remaining 0.2 percent general partnership interest and served as managing general partner. Freeport-McMoRan had certain rights regarding the Partnership's operations as long as it guaranteed any of the Partnership's debt (Note 5). Because of Freeport-McMoRan's rights, Stratus reflected its investment in the Partnership under the equity basis of accounting.

    On December 22, 1997 Freeport-McMoRan merged into IMC Global Inc. (the Merger). In connection with the Merger, Freeport-McMoRan sold its 0.2 percent general partnership interest to Stratus and a subsidiary of Stratus for $100,000. Stratus also restructured and consolidated its existing debt in December 1997, extending its availability until January 1, 2001 and providing for staged reductions in available credit. IMC Global became guarantor of this restructured debt in place of Freeport-McMoRan.
 As a result of Freeport-McMoRan's sale of its interest and the replacement of the Freeport-McMoRan guarantee with the IMC Global guarantee, the accompanying financial statements and related footnotes reflect the Partnership's financial position and results of operations under consolidation accounting effective January 1, 1997.

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

Earnings Per Share. Basic net income (loss) per share was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the years presented. Diluted net income (loss) per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the net effect of dilutive stock options. Stratus had dilutive options outstanding representing 238,000 shares of common stock in 1999. Additionally, the diluted net income per share calculations for 1999 assumed the redemption of Stratus' approximate 1.7 million shares of outstanding mandatorily reedeemable preferred stock for approximately 1.7 million shares of common stock. Stratus' outstanding convertible debt, which is convertible into approximately 370,000 shares of common stock was excluded from the diluted net income per share calculation for 1999 because of its anti-dilutive effect. Interest accrued on the convertible debt outstanding totaled $270,000 during 1999 and there have been no dividends accrued to date on the mandatorily reedeemable preferred stock.

    With respect to 1998, Stratus had options outstanding representing 275,000 shares of common stock excluded from the calculation as anti-dilutive considering the loss reported that year. Stratus' outstanding mandatorily redeemable preferred stock and outstanding convertible debt were not included in the 1998 computation of diluted net loss per share of common stock because the conversion of these shares would have decreased the net loss per share. As a result, the mandatorily redeemable preferred stock convertible into approximately 1.7 million shares of common stock and outstanding convertible debt convertible into 282,000 shares of common stock were not included in the 1998 diluted net loss per share calculation. During 1998 there were no dividends accrued on the mandatorily redeemable preferred stock and interest expense on the convertible debt totaled $61,000.

    Stratus had dilutive options outstanding which represented
229,000 shares of common stock included in its 1997 dilutive net
income per share calculation.   There was no outstanding
convertible debt or mandatorily reedemable preferred stock during 1997.

    Outstanding options to purchase approximately 295,000 shares of common stock at an average exercise price of $6.14 per share for both 1999 and 1998 and 235,000 shares of common stock at an average exercise price of $5.23 per share in 1997 were not included in the computation of diluted net income (loss) per share because their exercise prices were greater than the average market price for the years presented.

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

    When events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. If the projected undiscounted cash flow from the asset does not exceed the carrying amount then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. No impairment losses are reflected in the accompanying financial statements.

Investment in Unconsolidated Affiliates. Stratus' investment in its affiliated 20 percent to 50 percent owned joint ventures and partnerships are accounted for on the equity method. Currently, Stratus owns a 49.9 percent interest in all of its investments in unconsolidated affiliates (see Note 4). Stratus' real estate sales to these entities are deferred to the extent of its ownership interest in the unconsolidated affiliate. The deferred revenues are recognized ratably as the unconsolidated affiliates sell the real estate to unrelated third parties.

2. Olympus Transaction
On May 22, 1998, Stratus and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. Olympus has the right to nominate one member or up to 20 percent of Stratus' Board of Directors, whichever is greater.

     The $10 million mandatorily redeemable preferred stock was issued at a stated value of $5.84 per share, the average closing price of Stratus' common stock during the 30 trading days ended March 2, 1998. Stratus used the proceeds from the sale of these securities to repay debt. For further discussion about mandatorily redeemable preferred stock see Note 3 below.

     The $10 million convertible debt facility is available to Stratus in whole or in part until May 22, 2004 and is intended to fund Stratus' equity investment in new Stratus/Olympus joint venture opportunities involving properties not currently owned by Stratus. On September 30, 1998, Stratus borrowed $2.0 million under this convertible debt facility to fund its investment in the Oly Walden General Partnership (Walden Partnership) (see Note
4). During the third quarter of 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. Through December 31, 1999, Olympus had elected to add the interest to principal, resulting in an outstanding amount on the facility of approximately $2.7 million. Outstanding principal under the facility is convertible at any time by the holder into Stratus' common stock at a conversion price of $7.31, which is 125 percent of the average closing price of Stratus' common stock during the 30 trading days ended March 2, 1998. If not converted into common stock, the convertible debt matures on May 22, 2004. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, Stratus must pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt is nonrecourse to Stratus and will be secured solely by Stratus' interest in Stratus/Olympus joint venture opportunities financed with the proceeds of the convertible debt.

     Through May 22, 2001, Olympus has agreed to make available up to $50 million, of which it had committed approximately $12.8 million at December 31, 1999, for its share of capital for direct investments in Stratus/Olympus joint acquisition and development activities. In return, Stratus has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by Stratus, as well as development opportunities on existing properties in which Stratus seeks third-party equity participation.

3.  Mandatorily Redeemable Preferred Stock
Stratus has outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.84 per share.
Each share of preferred stock will share dividends and distributions, if any, ratably with Stratus' common stock. The preferred stock is redeemable at the holder's option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the "common stock equivalent value") or, at Stratus' option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any. The preferred stock must be redeemed no later than May 22, 2004. Stratus has the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations.

4.   Investment in Unconsolidated Affiliates
On September 30, 1998, Stratus entered into two separate joint ventures with Olympus. The first provided for the development of 75 residential lots at the Barton Creek ABC West Phase I subdivision known as Wimberly Lane. In this transaction Stratus sold land to the Oly Stratus ABC West I Joint Venture (ABC Joint Venture), which has subsequently been renamed (see below), for approximately $3.3 million. Stratus deferred its equity interest in the sale, or $1.65 million, for financial accounting purposes, which will be recognized ratably as the developed lots are sold to unrelated third parties. Upon closing, Stratus received $2.1 million and a $1.2 million note and invested approximately $0.5 million in the now fully developed project. The second transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project (Walden). Olympus originally purchased Walden in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property. Stratus has served as manager of this project since Olympus' purchase. Stratus acquired its interest in the Walden Partnership for $2.0 million the funds of which were borrowed under its convertible debt facility with Olympus (see Note 2). On September 30, 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. Stratus accounts for its investment in both of these affiliated entities using the equity method.

     Stratus, as manager of the both the Walden Partnership and the ABC Joint Venture, negotiated project development loan facilities for both joint ventures with the same commercial bank. These facilities, totaling $8.2 million for the Walden Partnership and $3.9 million for the ABC Joint Venture, are nonrecourse to the partners and are secured by the assets of the respective projects. At December 31, 1999, borrowings of $3.6 million were outstanding on the Walden facility. The ABC Joint Venture repaid all its outstanding obligations under its facility and has terminated the related bank commitment. These facilities required that a wholly owned subsidiary of Stratus deposit a total of $3.0 million of restricted cash with the bank as additional collateral for these facilities. The loan agreement for the Walden Partnership permits a $0.30 reduction of this restricted cash deposit for every $1.00 of principal repaid on the Walden Partnership loan. The restriction on the $0.5 million deposited as collateral for the ABC Joint Venture loan has been removed because the loan has been repaid. At December 31, 1999, Stratus had approximately $1.5 million of restricted cash associated solely with the Walden Partnership facility agreement.

    On August 16, 1999, Stratus sold Olympus a 50.1 percent interest in a 70,000 square foot office building, which is the first phase of the 140,000 square foot Lantana Corporate Center (7000 West). Stratus received $1.1 million upon closing and recognized a $0.5 million gain. Stratus deferred its retained interest, or $0.5 million, of the sales proceeds and related gain resulting from the sale of the 5.5 acres of commercial real estate associated with phase I of the project. As developer, Stratus completed construction on the first building in November 1999 and as manager has secured signed lease agreements which have fully occupied the building. Stratus is proceeding with construction on the second 70,000 square foot office building. Stratus anticipates the remaining 5.5 acres of commercial real estate associated with phase II of the project will be sold to Olympus in a similar transaction in 2000. Funds for the construction of the first building at 7000 West were provided by a $6.6 million project loan that Stratus negotiated in April
1999. The 18-month variable rate, nonrecourse loan is secured by the 11 acres of land at 7000 West, related improvements and approximately $2.0 million of reimbursements due from the City of Austin (the City) for the Lantana pump station. This project loan facility is in the process of being amended to provide an additional $7.7 million of availability. Stratus accounts for its investment in this joint venture using the equity method.

    In December 1999, Stratus sold 174 acres of land encompassing 54 platted lots within the Barton Creek community near Austin, Texas to the ABC Joint Venture for $11 million. The ABC Joint Venture was formed in September 1998 to develop and sell other lots at the Wimberly Lane development within the Barton Creek community (see above). The name of the joint venture was changed and future references to it will reflect its new name, Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture). Upon the closing of the sale, Stratus received $6.0 million and a $5.0 million note. Stratus deferred its ownership interest in the $11.0 million of proceeds, or $5.5 million, and the related gain of $6.0 million, or $3.0 million. Stratus will recognize these deferred amounts and the note will be paid as the lots are developed and sold to unrelated third parties. Sales of lots from the Wimberly Lane section of the Barton Creek Joint Venture together with the initial equity contributions of the partners are expected to fund the construction of these lots. Stratus, as manager of the project, sold 42 of the 75 developed lots at the Wimberly Lane portion of the Barton Creek Joint Venture during 1999.

    The Barton Creek Joint Venture distributed approximately $0.4 million to the partners during 1999. Stratus recorded its portion of the distribution, $0.2 million, as a reduction of its $1.2 million note received from the initial sale of the 28 acres to the Barton Creek Joint Venture. There have been no distributions received from the Walden Partnership or 7000 West since their formation. The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below as of December 31, 1999 and for the year then ended and as of December 31, 1998 and the period from inception (September 30, 1998) to December 31, 1998 (in thousands):

                              Barton Creek       Walden      7000
                              Joint Venture    Partnership   West      Total
                              -------------    -----------  -------   -------
Earnings data (year ended
 December 31, 1999):
Revenue                        $    4,446      $ 2,833      $   21    $ 7,300
Operating income (loss)             1,039         (510)        (83)       446
Net income (loss)                   1,039         (485)        (74)       480
Stratus' equity in net
 income (loss)                       518          (174)a       (37)       307

Balance sheet data
(at December 31, 1999):
Current assets                     2,328         1,207       1,069      4,604
Real estate and facilities, net   15,880         8,788       7,584     32,252
Total assets                      18,482        10,094       8,999     37,575
Current liabilities                  261         2,722         773      3,756
Total liabilities                 12,180         9,355b      5,637     27,172
Net assets                         6,302           740       3,362     10,404
Stratus' equity in net assets      3,145           369       1,678      5,192

Earnings data (inception to
 December 31, 1998):
Revenue                              -             875         -          875
Operating loss                       -             (75)        -          (75)
Net loss                             -             (51)        -          (51)
Stratus' equity in net loss          -             (26)        -          (26)

Balance sheet data (at
 December 31, 1998):
Current assets                       21            726         -          747
Real estate and facilities, net   4,666          9,859         -       14,525
Total assets                      4,687         10,662         -       15,349
Current liabilities                 103          2,298         -        2,401
Total liabilities                 3,698          9,630c        -       13,328
Net assets                          989            600         -        1,589
Stratus' equity in net assets       494            299         -          793


a.  Includes  recognition  of  $67,000  of  a  total  $337,000   of
  deferred  income,  representing  the  difference  in   Stratus'
  investment in the Walden Partnership and its underlying  equity
  at  the  date  of acquisition.    Stratus  will  recognize  the
  remaining difference as the related real estate is sold.
b.  Includes a $2.1 million note payable to Stratus.
c.  Includes a $1.7 million note payable to Stratus.

5.  Long-Term Debt

                                                      December 31,
                                                  ---------------------
                                                    1999         1998
                                                  --------    ---------
                                                      (In Thousands)
Bank credit facility and term loan,
 average rate 5.6% in 1999 and 6.0% in 1998       $    -      $  27,118
Comerica term loan, average rate 9.5 %              13,857          -
Convertible debt facility with Olympus,
 average rate 12.0% in 1999 and 1998 (Note 2)        2,705        2,060
                                                  --------    ---------
                                                  $ 16,562    $  29,178
                                                  ========    =========

    Stratus had a commercial bank credit facility that provided for borrowings of up to $35 million through December 31, 1999. In December 1999, Stratus negotiated a new facility agreement with Comerica Bank-Texas. The new facility provides for a $20 million term loan and a $10 million revolving line of credit (see below). Stratus borrowed $20 million under the term loan portion of the facility and used the proceeds to repay all outstanding borrowings under its previous credit facility, which was then terminated. This debt retirement of the previous credit facility removed the IMC Global Inc. guarantee of Stratus' indebtedness (Note 1). As consideration for IMC Global's guarantee, Stratus paid IMC Global an annual fee which totaled $0.2 million for both 1999 and 1998.

     Interest on the Comerica facility is variable and accrues at either the lender's prime rate plus 1 percent or LIBOR plus 300 basis points at Stratus' option. The term loan and revolving line of credit are secured by a lien on all of Stratus' real property assets, its interests in unconsolidated affiliates and the future receipt of municipal utility district reimbursements and other infrastructure receivables. The credit facility also contains covenants restricting dividends or other distributions, a change in management, additional debt and certain other activities. Stratus is also required to deposit funds into an interest reserve account with the bank. The amount in this account must be sufficient to carry the debt service for both the term loan and the revolving line of credit for the ensuing twelve month period, adjusted quarterly. The amount of the interest reserve totaled approximately $2.0 million at December 31, 1999.
 The amount can be funded directly by Stratus or by reducing Stratus' availability under the revolving line of credit. At December 31, 1999, Stratus funded the interest reserve account by reducing its availability under the revolving line of credit to $8.0 million. Stratus is also required to reduce the balance on the term loan by at least $2.5 million in 2000 and an additional $5.0 million prior to December 21, 2001. Stratus has already met its repayment commitment for 2000 by repaying $6.1 million prior to December 31, 1999. The debt will mature in December 2002, subject to Stratus' option to extend the maturity through December 2003. As of December 31, 1999, Stratus had no borrowed funds under the revolving line of credit. At December 31, 1999, Stratus had deposited $0.6 million within a Comerica restricted account. Capitalized interest totaled $1.2 million in 1999, $0.4 million in 1998 and $1.4 million in 1997.

6.  Real Estate

                                                           December 31,
                                                      ----------------------
                                                         1999        1998
                                                      ---------    ---------
                                                          (In Thousands)
Land held for development or sale:
Austin, Texas area, net of accumulated depreciation
 of $209,000 for 1999 and $122,000 for 1998           $  86,178    $  87,199
Other areas of Texas                                      5,486        9,357
                                                      ---------    ---------
                                                      $  91,664    $  96,556
                                                      =========    =========


    Stratus' investment in real estate includes approximately 4,200 acres of land located in Austin, Dallas, Houston and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consist of approximately 2,300 acres of undeveloped residential, multi-family and commercial property within the Barton Creek community. Stratus' remaining Austin properties include 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek community and the approximate
1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development.

    Stratus also owns 24 developed lots, 120 acres of undeveloped residential property and 32 acres of undeveloped commercial and multi-family residential property located in Dallas, Houston and San Antonio, Texas. These properties are being managed and actively marketed by unaffiliated professional real estate developers. Under the terms of the related development agreements, the operating expenses and development costs, net of revenues, are funded by Stratus. The developers are entitled to a management fee and a 25 percent interest in the net profits, after Stratus recovers its investment and a stated rate of return, resulting from the sale of the managed properties. As of December 31, 1999 no amounts have been paid in connection with these net profit arrangements.

    Various regulatory matters and litigation involving Stratus' development of its Austin-area properties are summarized below.

The City's WQPZ Action - On January 9, 1998, the City filed suit in Travis County District Court against 14 WQPZs and their owners, including the Barton Creek WQPZ, challenging the constitutionality of the legislation authorizing the creation of water quality zones. The Attorney General of Texas intervened in this suit and the Circle C WQPZ litigation, described below, to join the defense of the legislation. A summary judgment hearing was conducted in the Travis County District Court on July 9, 1998. The District Court entered an order granting the City's motion for summary judgment and declaring the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme Court. Oral argument was presented to the Texas Supreme Court on December 9, 1998. A ruling is expected in the near future.

Circle C WQPZ Litigation - Circle C Land Corp., a wholly owned subsidiary of Stratus, filed a WQPZ (Circle C WQPZ) covering a portion of the Circle C development, covering 554 acres located outside the boundaries of any municipal utility district. In November 1997, Stratus sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ.

     On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City has appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. Both parties submitted briefs and on September 15, 1999 oral argument was presented to the Third Court of Appeals.

      The principal issue involved in this case, the constitutionality of the enabling legislation authorizing the creation of WQPZs, is already pending before the Texas Supreme Court in the City's WQPZ action described above and is expected to be resolved in connection with that case. Assuming the Texas Supreme Court determines that the enabling legislation is constitutional, certain important collateral issues are pending before the Third Court of Appeals. Those issues, which involve the application of the WQPZ enabling legislation to Stratus' WQPZ at Circle C, are expected to be resolved in Stratus' favor.

Annexation/Circle C MUD Reimbursement Litigation - On December 19, 1997, the City annexed all land formerly lying within the Circle
C project. If the City's annexation is valid, Stratus' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City. The City paid a portion of Stratus' claim as described in Note 10. A trial of the balance of Stratus' claim is expected to be set during the second quarter of 2000.

     The City's total reimbursement obligation to the Circle C developers, resulting from its annexation, is estimated at $22 million, of which Stratus' remaining share is estimated at approximately $9.0 million, exclusive of penalties and interest.
 For a discussion of the City's partial payment of these costs see Note 10.

      During the 1999 legislative session two laws were enacted enhancing Stratus' MUD reimbursement claim against the City, as described in "Legislative Matters" below. These laws became effective on September 1, 1999, and Stratus is accordingly entitled to penalties and interest on the outstanding delinquent Circle C MUD reimbursements. Stratus will continue to pursue this action vigorously.

Legislative Matters - In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B. 1704), that established grandfathered rights for previously permitted lands.
In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City has attempted to apply these regulations to portions of Stratus' Circle C property and Lantana. In response, Stratus undertook to assert and defend its grandfathered entitlements vigorously. In
April 1999, the Texas State House of Representatives and Senate overwhelmingly approved H.B. 1704, which reinstated the grandfathered rights previously inadvertently repealed. This bill became law effective on May 11, 1999.

    Three other laws were enacted during the second quarter of 1999, which are expected to have a positive impact on Stratus' development rights for its Austin-area properties and strengthen its position in collecting the Circle C MUD reimbursements currently being litigated (see "Annexation/Circle C MUD Reimbursements Suit" above). The three laws enacted are: S.B. 262, which requires a municipality that annexed property in a MUD to pay penalties and interest on utility infrastructure reimbursements associated with the annexed properties that are not timely paid by the municipality; S.B. 1165, which validates the creation of existing water quality protection zones; and S.B. 89, which requires a municipality to pay developers for utility infrastructure within a MUD controlled and operated by a municipality in conjunction with an annexation, regardless of whether or not the municipality's annexation is ultimately validated.

7.  Income Taxes
Income taxes are recorded pursuant to SFAS 109 "Accounting for Income Taxes." No benefit has been recognized for any period presented with respect to Stratus' net deferred assets, as a full valuation allowance has been provided because of Stratus' operating history and its expectation of incurring tax losses for the near future. Therefore the final determination of the gross deferred tax asset amounts had no impact to Stratus' financial statements. The components of deferred taxes follow:

                                                  December 31,
                                             ---------------------
                                               1999         1998
                                             ---------    --------
                                                 (In Thousands)
Deferred tax assets (liabilities):
  Net operating losses (expire 2001-2018)    $  14,539    $ 15,079
  Real estate and facilities, net               11,192      11,881
    Alternative minimum tax credits and
      depletion allowance (no expiration)          898         838
    Other future deduction carryforwards
      (expire 2000-2003)                           347         390
  Valuation allowance                          (26,976)    (28,188)
                                             ---------    --------
                                             $     -      $    -
                                             =========    ========

Income taxes charged to income follow:



                                       1999        1998      1997
                                      ------      -----     -----
                                             (In Thousands)
Current income tax provision
Federal                               $  (60)     $  -      $  -
State                                    (70)       (87)      (80)
                                      ------      -----     -----
                                        (130)       (87)      (80)
                                      ------      -----     -----
Income tax provision                  $ (130)     $ (87)    $ (80)
                                      ======      =====     =====


    Reconciliations of the differences between the income tax
(charges) benefits computed at the federal statutory tax rate and the income tax provision recorded follow:

                                       1999            1998           1997
                                ----------------  -------------- ---------------
                                  Amount Percent  Amount Percent  Amount Percent
                                -------- -------  ------ ------- ------- -------
                                            (Dollars In Thousands)
Income tax benefit (expense)
  computed at the federal
  statutory income tax rate     $(1,050)   (35)%  $  893    35 %  $(2,485) (35)%
Increase (decrease) attributable
 to:
  Change in valuation allowance   1,212     40    (1,521)  (59)    3,168    45
  State taxes and other            (292)    (9)      541    21      (763)  (11)
                                -------   ------  ------ ------- ------- ------
Income tax provision            $  (130)    (4)%  $  (87)   (3)% $   (80)   (1)%


8.  Transactions with Affiliates
Management Services. Stratus owns 10 percent of FM Services Company, which provides certain management and administrative services to Stratus including technical, administrative, accounting, financial, tax and other services, under a management services agreement. Services provided to Stratus prior to January 1, 1998 were at a fixed annual fee of $0.5 million, subject to annual cost of living increases. Effective January 1, 1998, pursuant to a new management services agreement services are provided on a cost reimbursement basis. Fees paid under this services agreement totaled $0.9 million in 1999 and $1.0 million in 1998. Stratus believes the costs of these services do not differ materially from those costs that would have been incurred had the relevant personnel providing these services been employed directly by Stratus during 1999 and 1998.

Sale of Oil & Gas Interests. In September 1997, Stratus sold several working interests and numerous overriding royalty interests in oil and gas properties, which had been held since its formation, to McMoRan Oil & Gas Co. and Phosphate Resource Partners Limited Partnership for $4.5 million cash, resulting in a gain of $4.5 million. Phosphate Resource Partners was an affiliate because of Freeport-McMoRan's role as administrative managing general partner of Phosphate Resource Partners prior to the Merger was similar to the role it had with Stratus (see Note
1). McMoRan Oil & Gas was an affiliate because at that time it shared common management and a common director with Stratus.
These interests, had no cost basis and represented all of Stratus' remaining oil and gas interests. The gain is reflected in Other Income, which also includes royalty income generated by these properties prior to the sale tthese properties prior to the sale totaling $0.8 million in 1997.

9.  Employee Benefits
Stock Options. Stratus' Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of up to a total of 1.3 million stock options and stock appreciation rights at no less than market value at time of grant. In May 1998, Stratus' shareholders approved the 1998 Stock Option Plan (the 1998 Plan). Under the terms of the 1998 plan Stratus can grant options representing 850,000 shares of common stock. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. At December 31, 1999, 406,375 shares were available for new grants under the Plans and 427,250 were available for grant under the 1998 Plan. A summary of stock options outstanding, including 150,000 stock appreciation rights, follows:

                          1999                1998                 1997
                   ------------------   -----------------   ------------------
                              Average             Average              Average
                   Number of   Option   Number of  Option   Number of   Option
                    Options    Price     Options   Price     Options    Price
                   ---------  -------   --------- -------   --------   -------
Beginning of year  1,067,625  $  3.42   1,050,000 $  2.98    790,000   $  2.77
Granted              196,250     3.92     304,000    6.05    280,000      3.55
Exercised                -        -       (50,000)   1.75     (2,500)     1.50
Expired/Forfeited        -        -      (236,375)   5.21    (17,500)     2.64
                   ---------            ---------          ---------
End of year        1,263,875     3.50   1,067,625    3.42  1,050,000      2.98
                   =========            =========          =========


Summary information of fixed stock options outstanding at December 31, 1999 follows:

                            Options Outstanding       Options Exercisable
                           ---------------------  ----------------------------
                                       Weighted   Weighted            Weighted
                                        Averag    Average              Average
                           Number of   Remaining   Option   Number of   Option
Range of Exercise Prices    Options      Life      Price     Options    Price
------------------------   ---------  ----------  --------  --------   -------
$1.50 to $1.81               280,000   6.0 years  $  1.57    225,000   $  1.58
$2.63 to $3.91               523,750   8.2 years     3.52    187,500      3.26
$4.03 to $6.19               310,125   8.5 years     6.04     76,750      6.10
                           ---------                        --------
                           1,113,875                         489,250
                           =========                        ========

    Stratus has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, Stratus has recognized no compensation costs associated with its stock option grants. If Stratus had determined compensation costs for its stock option grants based on the fair value of the awards at their grant dates its net income would have decreased by $752,000 ($0.05 per share) in 1999, its net loss would have increased by $523,000 ($0.04 per share) in 1998, and its net income would have decreased by $252,000 ($0.02 per share) in
1997. For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option pricing model. These values totaled $2.75 in 1999, $4.35 per option in 1998 and $2.76 per option in 1997. The weighted average assumptions used include a risk-free interest rate of 5.4 percent in 1999, 5.7 percent in 1998 and 6.7 percent in 1997, expected lives of 10 years and expected volatility of 54 percent in 1999, 55 percent in 1998 and 62 percent in 1997. These pro forma effects are not necessarily representative of future years. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

10. Commitments and Contingencies. Stratus has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against Stratus' operations in future periods. Present and future environmental laws and regulations applicable to the Stratus' operations may require substantial capital expenditures, could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

    In late October 1999, Circle C Land Corp., a wholly owned subsidiary of Stratus, and the City of Austin reached an agreement regarding a portion of Circle C's claims against the City. As a result of this agreement, Status received approximately $9.8 million, including $1.0 million in interest representing a partial payment of these claims. Stratus has collected a total of $10.3 million of reimbursement from the City as of December 31, 1999. Stratus will continue to vigorously pursue its approximate $9.0 million of remaining claims against the City. Stratus used the proceeds to reduce its outstanding debt.

    Under the terms of the agreement, Stratus would be required to return the money to the City and the City would be required to return the utility infrastructure to Stratus if the City's annexation of the Circle C municipal utility districts is reversed or otherwise rescinded, whether by legislative action, final action of the appellate court, or other legal process. If the transaction is rescinded, Stratus would pursue its reimbursement claims for this amount, plus the additional amounts Stratus considers due from the City, under Texas law. For further discussion of Stratus' litigation and related reimbursement issues see Note 6.

    Stratus, in connection with the sale of one oil and gas property in 1993, indemnified the purchaser for any future abandonment costs in excess of net revenues received by the purchaser. Stratus accrued $3.0 million relating to this contingent liability at the time of the purchase, which it believes to be adequate. The amount is included in Other Liabilities. Stratus periodically assesses the reasonableness of amounts recorded for this related liability through the use of information provided by the operator of the property, including its net production revenues. The carrying value of this contingent liability may be adjusted, as additional information becomes available.

11. Quarterly Financial Information (Unaudited)

                                                     Net Income
                            Operating     Net     (Loss) Per Share
                             Income     Income    -----------------
                 Revenues    (Loss)     (Loss)     Basic    Diluted
                 --------   -------    -------    ------    -------
                       (In Thousands, Except Per Share Amounts)
1999
1st Quarter      $  1,586   $  (218)a  $  (479)   $(0.03)   $(0.03)
2nd Quarter         2,744       733b       535      0.04      0.03
3rd Quarter         1,828       765c       760      0.05      0.05
4th Quarter         8,518     2,070d     2,055      0.14      0.13
                 --------   -------    -------
                 $ 14,676   $ 3,350    $ 2,871      0.20      0.18
                 ========   =======    =======
1998
1st Quarter         2,655   $  (385)e  $  (883)   $(0.06)  $(0.06)
2nd Quarter         3,408      (704)    (1,160)    (0.08)   (0.08)
3rd Quarter         6,239     1,044        566      0.04     0.03
4th Quarter         5,288      (527)    (1,161)    (0.08)   (0.08)
                 --------   -------    -------
                 $ 17,590   $  (572)   $(2,638)    (0.18)   (0.18)
                 ========   =======    =======


a. Includes a $0.8 million ($0.06 per share) reimbursement of previously expensed infrastructure costs.
b. Includes a $2.0 million ($0.12 per share) reimbursement of previously expensed infrastructure costs.
c. Includes a $0.5 million gain ($0.03 per share)on the sale of
  50.1 percent of Phase I of the Lantana Corporate Center to Olympus Real Estate Corporation in connection with the formation of the 7000 West Joint Venture (see Note 4).
d. Includes a $3.0 million gain ($0.18 per share) on the sale of 174 acres to the Barton Creek Joint Venture (see Note 4).
e. Includes a $0.8 million ($0.06 per share) reimbursement of previously expensed infrastructure costs.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure
     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
     The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2000 annual meeting to be held on May 11, 2000, is incorporated herein by reference.

Item 11.  Executive Compensation
     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2000 annual meeting to be held on May 11, 2000, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
     The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officer" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2000 annual meeting to be held on May 11, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
     The information set forth under the caption "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2000 annual meeting to be held on May 11, 2000, is incorporated herein by reference.

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

     (b)     Reports on Form 8-K.  The registrant filed a Current
Report on Form 8-K dated December 28, 1999 reporting an event under Item 5.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2000.


                         STRATUS PROPERTIES INC.


                         By: /s/ William H. Armstrong III
                             ---------------------------
                             William H. Armstrong III
                             Chairman of the Board, President
                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2000.


 /s/ William H. Armstrong III
 ----------------------------        Chairman of the Board, President
   William H. Armstrong III             and Chief  Executive Officer
                                (principal executive and financial officer)

              *
 ----------------------------
    C. Donald Whitmire                Vice  President and Controller
                                      (principal accounting officer)



              *
 -----------------------------
     Robert L. Adair III              Director



              *
 -----------------------------
       James C. Leslie                Director



              *
 -----------------------------
      Michael D. Madden               Director



*By: /s/ William H. Armstrong III
    -----------------------------
        William H. Armstrong III
        Attorney-in-Fact

                     STRATUS PROPERTIES INC.
                          EXHIBIT INDEX

  Exhibit
  Number
  3.1 Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Stratus'
          Exhibit 3.1 to 1998 Form 10-K.

  3.2 By-laws of Stratus, as amended as of February 11, 1999. Incorporated by Reference to Exhibit 3.2 to
          Stratus' 1998 Form 10-K.

  4.1          Stratus' Certificate of Designations of Series A
          Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 4.1 to Stratus' 1992 Form 10-K.

  4.2          Rights Agreement dated as of May 28, 1992 between
          Stratus and Mellon Securities Trust Company, as Rights
          Agent. Incorporated by reference to Exhibit 4.2 to Stratus' 1992 Form 10-K.

  4.3 Amendment No. 1 to Rights Agreement dated as of April 21, 1997 between Stratus and the Rights Agent. Incorporated by reference to Exhibit 4 to Stratus' Current Report on Form 8-K dated April 21, 1997.

  4.4          The loan agreement by and between Comerica Bank-
          Texas and Stratus Properties Inc., Stratus Properties
          Operating Co., L.P., Circle C Land Corp. and Austin 290
          Properties Inc. dated December 21, 1999.

  4.5          Certificate of Designations of the Series B
          Participating Preferred Stock of Stratus Properties
          Inc. Incorporated by reference to Exhibit 4.1 to Stratus' Current Report on Form 8-K dated June 3, 1998.

  4.6          Investor Rights Agreement, dated as of May 22,
          1998, by and between Stratus Properties Inc. and Oly/Stratus Equities, L.P. Incorporated by reference to
          Exhibit 4.2 to Stratus' Current Report on Form 8-K dated June 3, 1998.

  4.7 Loan Agreement, dated as of May 22, 1998, by and among Stratus Ventures I Borrower L.L.C., Oly Lender Stratus, L.P. and Stratus Properties Inc. Incorporated by reference to Exhibit 4.3 to Stratus' Current Report on Form 8-K dated June 3, 1998.

10.1      Amended and Restated Services Agreement, dated as of
          December 23, 1997 between FM Services Company and
          Stratus. Incorporated by reference to Exhibit 10.2 to Stratus' 1997 Form 10-K.

10.2      Joint Venture Agreement between Freeport-McMoRan
          Resource Partners, Limited Partnership and the
          Partnership, dated June 11, 1992. Incorporated by reference to Exhibit 10.3 to Stratus' 1992 Form 10-K.

10.3 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the "Precept Properties Agreement"). Incorporated by reference to Exhibit 10.8 to Stratus' 1992 Form 10-K.

10.4      Assignment dated June 11, 1992 of the Precept
          Properties Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties, Inc. Incorporated by reference to Exhibit 10.9 to Stratus' 1992 Form 10-K.

10.5 Master Agreement, dated as of May 22, 1998, by and among Oly Fund II GP Investments, L.P., Oly Lender Stratus, L.P., Oly/Stratus Equities, L.P., Stratus Properties Inc. and Stratus Ventures I Borrower L.L.C. Incorporated by reference to Exhibit 99.1 to Stratus' Current Report on Form 8-K dated June 3, 1998.

10.6 Securities Purchase Agreement, dated as of May 22, 1998, by and between Oly/Stratus Equities, L.P. and Stratus Properties Inc. Incorporated by reference to
          Exhibit 99.2 to Stratus' Current Report on Form 8-K dated June 3, 1998.

10.7      Oly Stratus Barton Creek I Amended and Restated Joint
          Venture Agreement between Oly ABC West I, L.P. and
          Stratus ABC West I, L.P. dated December 28, 1999.

10.8      Amendment No. 1 to the Oly Stratus ABC West I Joint
          Venture Agreement dated November 9, 1998. Incorporated by reference to Exhibit 10.11 to the Stratus 1998 Third
          Quarter 10-Q.

10.9 Management Agreement between Oly Stratus ABC West I Joint Venture and Stratus Management L.L.C. dated September 30, 1998. Incorporated by reference to
          Exhibit 10.12 to the Stratus 1998 Third Quarter 10-Q.

10.10          Loan Agreement dated September 30, 1998 between
          Oly Stratus ABC West I Joint Venture and Oly Lender
          Stratus, L.P. Incorporated by reference to Exhibit
          10.13 to the Stratus 1998 Third Quarter 10-Q.

10.11 General Partnership Agreement dated April 8, 1998 by and between Oly/Houston Walden, L.P. and Oly/FM
          Walden, L.P. Incorporated by reference to Exhibit 10.14 to the Stratus 1998 Third Quarter 10-Q.

10.12 Amendment No. 1 to the General Partnership Agreement dated September 30, 1998 by and among Oly/Houston Walden, L.P., Oly/FM Walden, L.P. and Stratus Ventures I Walden, L.P. Incorporated by reference to Exhibit 10.15 to the Stratus 1998 Third Quarter 10-Q.

10.13 Development Loan Agreement dated September 30, 1998 by and between Oly Walden General Partnership and Bank One, Texas, N.A. Incorporated by reference to
          Exhibit 10.16 to the Stratus 1998 Third Quarter 10-Q.

10.14 Guaranty Agreement dated September 30, 1998 by and between Oly Walden General Partnership and Bank One,
          Texas, N.A. Incorporated by reference to Exhibit 10.17 to the Stratus 1998 Third Quarter 10-Q.

10.15 Management Agreement dated April 9, 1998 by and between Oly/FM Walden, L.P. and Stratus Management,
          L.L.C. Incorporated by reference to Exhibit 10.18 to the Stratus 1998 Third Quarter 10-Q.

10.16 Amended and Restated Joint Venture Agreement dated August 16, 1999 by and between Oly Lantana, L.P., and Stratus 7000 West, Ltd. Incorporated by reference to
          Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the Quarter ended September 30, 1999. ("the Stratus 1999 Third Quarter 10-Q".)

10.17          The Reimbursement Claim Agreement dated October
          29, 1999 by an between Circle C Land Corp. and the City
          of Austin.   Incorporated by reference to Exhibit 10.19
          to the Stratus 1999 Third Quarter 10-Q.

          Executive Compensation Plans and Arrangements (Exhibits
          10.18 through 10.21)

10.18 Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus' 1998 Form 10-K.

10.19          Stratus Stock Option Plan, as amended.
          Incorporated by reference to Exhibit 10.9 to Stratus's
          1997 Form 10-K.

10.20          Stratus 1996 Stock Option Plan for Non-Employee
           Directors, as amended. Incorporated by reference to Exhibit
           10.10 to Stratus' 1997 Form 10-K.

10.21 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus' 1998 Form 10-K.

21.1      List of subsidiaries.

23.1      Consent of Arthur Andersen  LLP.

24.1 Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.

27.1      Financial Data Schedule.

                     STRATUS PROPERTIES INC.
                  INDEX TO FINANCIAL STATEMENTS


     The financial statements in the schedule listed below should be read in conjunction with the financial statements of Stratus contained elsewhere in this Annual Report on Form 10-K.

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


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Stratus Properties Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included elsewhere in Stratus Properties Inc.'s Annual Report on Form 10-K, and have issued our report thereon dated January 19, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                            /s/ Arthur Andersen LLP
                            Arthur Andersen LLP

Austin, Texas
January 19, 2000

                        Stratus Properties Inc.
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 1999
                            (In Thousands)
                                                     SCHEDULE III

                                                        Cost       Gross
                                                     Capitalized   Amounts at
                                                    Subsequent to  December 31,
                                      Intial Cost    Acquisitions    1999
                                   ---------------- ------------  ------------
                                            Building                   Building
                                              and                         and
                                            Improve-                    Improv-
                                     Land    ments      Land      Land   ements
                                   --------  -------  --------  ------- -------
Developed Lots
 Camino Real, San Antonio, TX      $    72       -    $    216   $  288    -
 Copper Lakes, Houston,TX               74       -         591      665    -
Undevloped Acerage
 Camino Real, San Antonio, TX          391       -          44      435    -
 Copper Lakes, Houston, TX           1,922       -       1,300    3,222    -
 Bent Tree Apt./ Retail, Dallas TX     873       -         -        873    -
 Barton Creek (North), Austin, TX    5,825       -      29,482   35,307    -
 Barton Creek (South), Austin, TX   14,764       -       9,220   23,984    -
 Lantana, Austin, TX                 3,934       -       1,310    5,244    -
 Longhorn Properties, Austin, TX    15,792       -       5,606   21,398    -
Operating Properties
 Barton Creek Utilities, Austin, TX    -         457       -        -     457
                                   --------  -------  --------  ------- -------
                                   $43,647       457  $ 47,769  $91,416   457
                                   ========  =======  ========  ======= =======


              Stratus Properties Inc.
  REAL ESTATE AND ACCUMLATED DEPRECIATION (Continued)
               December 31, 1999

                                            Number of Lots
                                              and Acres  Accumulated
                                             ------------  Depre-     Year
                                     Total   Lots   Acres  ciation  Acquired
                                    -------  -----  ----- --------  --------
Developed Lots
 Camino Real, San Antonio, TX       $   288      8     -      -       1990
 Copper Lakes, Houston,TX               665     16     -      -       1991
Undevloped Acerage
 Camino Real, San Antonio, TX           435      -     23     -       1990
 Copper Lakes, Houston, TX            3,222      -    120     -       1991
 Bent Tree Apt./ Retail, Dallas TX      873      -     10     -       1990
 Barton Creek (North), Austin, TX    35,307      -    650     -       1988
 Barton Creek (South), Austin, TX    23,984      -  1,623     -       1988
 Lantana, Austin, TX                  5,244      -    501     -       1994
 Longhorn Properties, Austin, TX     21,398      -  1,274     -       1992
Operating Properties
 Barton Creek Utilities, Austin, TX     457      -     -      209     1997
                                    -------  -----  -----  ------
                                    $91,873     24  4,201  $  209
                                    =======  =====  =====  ======


                     Stratus Properties Inc.
                      Notes to Schedule III
                         (In Thousands)

(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended
December 31, 1999 and 1998 are as follows:

                                           1999        1998
                                         --------    ---------
                                            (in Thousands)
Balance, beginning of year               $ 96,678    $ 105,320
  Acquisitions                                 40          728
  Improvements and other                    5,173        5,619
  Cost of real estate sold                (10,018)     (14,989)
                                         --------    ---------
Balance, end of year                     $ 91,873    $  96,678
                                         ========    =========


The aggregate net book value for federal income tax purposes as of December 31, 1999 was $114,880,000.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation for the years ended
December 31, 1999 and 1998 are as follows:

                                          1999      1998
                                         ------    ------
                                          (in Thousands)
Balance, beginning of year               $  122    $   46
Depreciation expense                         87        76
                                         ------    ------
Balance, end of year                     $  209    $  122
                                         ======    ======


     Depreciation of buildings and improvements reflected in the statements of operations is calculated over estimated lives of 30 years.

(3) Concurrent with certain year-end 1994 debt negotiations, the Partnership analyzed the carrying amount of its real estate assets, using generally accepted accounting principles, and recorded a $115 million pre-tax, non-cash write-down. The actual amounts that will be realized depend on future market conditions and may be more or less than the amounts recorded in the Partnership's financial statements