Form 10-Q
period 2000-03-31
STRATUS PROPERTIES INC
filed 2000-05-12
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended  March 31, 2000

                  Commission File Number:  0-19989


                      Stratus Properties Inc.


Incorporated in Delaware                         72-1211572
                                     (IRS Employer Identification No.)


       98 San Jacinto Blvd., Suite 220, Austin, Texas  78701



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

On March 31, 2000, there were issued and outstanding 14,288,270 shares of the registrant's Common Stock, par value $0.01 per share.




                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Operations                        4

              Statements of Cash Flow                         5

              Notes to Financial Statements                   6

            Report of Independent Public Accountants          9

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                      9

          Part II.  Other Information                        14

          Signature                                          16

          Exhibit Index                                      E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                             March 31,    December 31,
                                               2000          1999
                                             ---------     ---------
                                                  (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents,including
   restricted cash of $2.6 million and
   $2.1 million, respectively, (Note 4)      $   3,333     $   3,964
Accounts receivable:
   Property sales                                   15           149
   Other                                         1,427         1,160
Prepaid expenses                                   345           375
                                             ---------     ---------
  Total current assets                           5,120         5,648
Real estate and facilities, net                 89,120        91,664
Investment in and advances to
 unconsolidated affiliates                       8,547         7,254
Other assets                                     8,963        11,106
                                             ---------     ---------
Total assets                                 $ 111,750     $ 115,672
                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities     $     445     $     900
Accrued interest, property taxes and other         590         1,537
                                             ---------     ---------
  Total current liabilities                      1,035         2,437
Long-term debt                                  16,828        16,562
Other liabilities                                9,769        19,833
Mandatorily redeemable preferred stock          10,000        10,000
Stockholders' equity                            74,118        66,840
                                             ---------     ---------
Total liabilities and stockholders' equity   $ 111,750     $ 115,672
                                             =========     =========

The accompanying notes are an integral part of these financial statements.

                  STRATUS PROPERTIES INC.
              STATEMENT OF OPERATIONS (Unaudited)

                                       Three Months Ended
                                            March 31,
                                      ---------------------
                                      (In Thousands, Except
                                        Per Share Amounts)
Revenues                              $  2,060      $ 1,586
Costs and expenses:
Cost of sales                            1,601        1,070
General and administrative expenses        981          734
                                      --------      -------
  Total costs and expenses               2,582        1,804
Operating loss                            (522)        (218)
Interest expense                          (193)        (269)
Other income (loss), net                 7,805          (29)
                                      --------      -------
Income (loss) before income taxes
 and equity in affiliates                7,090         (516)
Income tax provision                       (40)         (14)
Equity in unconsolidated affiliates'
 income                                    228           51
                                      --------      -------
Net income (loss)                     $  7,278      $  (479)
                                      ========      =======

Net income (loss) per share
  Basic                                  $0.51       $(0.03)
                                         =====       ======
  Diluted                                $0.44       $(0.03)
                                         =====       ======
Average shares outstanding
  Basic                                 14,288       14,288
                                        ======       ======
  Diluted                               16,635 	     14,288
                                        ======       ======


The accompanying notes are an integral part of these financial statements.


                    STRATUS PROPERTIES INC.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       2000      1999
                                                     -------   --------
                                                        (In Thousands)
Cash flow from operating activities:
Net income (loss)                                    $ 7,278   $   (479)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                           24         21
  Cost of real estate sold                               300      1,003
  Recognition of deferred Circle C municipal
   utility reimbursements                             (7,430)        -
  Equity in unconsolidated affiliates income            (228)       (51)
  Long term receivable and other                         567        (85)
  (Increase) decrease in working capital:
   Accounts receivable and other                         888        (41)
   Accounts payable and accrued liabilities           (1,322)    (1,222)
                                                     -------    -------
Net cash provided by (used in) operating activities       77       (854)
                                                     -------    -------
Cash flow from investing activities:
Real estate and facilities                              (893)    (1,366)
                                                     -------    -------
Net cash used in investing activities                   (893)    (1,366)
                                                     -------    -------

Cash flow from financing activities:
Proceeds from credit facility, net                       185      2,000
                                                     -------    -------
Net cash provided by financing activities                185      2,000
                                                     -------    -------
Net decrease in cash and cash equivalents               (631)      (220)
Cash and cash equivalents at beginning of year         3,964      5,169
                                                     -------    -------
Cash and cash equivalents at end of period           $ 3,333    $ 4,949
                                                     =======    =======

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS


1.  EARNINGS PER SHARE
Basic net income (loss) per share of common stock was calculated by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during each period presented. Diluted net income (loss) per share was calculated by dividing net income (loss) by the weighted-average of common shares outstanding plus the effects of dilutive stock options during each period presented.

    Stratus Properties Inc.'s (Stratus) first-quarter 2000 diluted net income per share includes the following:
       . Dilutive options representing 254,000 shares of
         Stratus' common stock.
       . The assumed redemption of 1,712,000 shares of Stratus' preferred stock for 1,712,000 shares of its common stock.
       . The assumed redemption of Stratus' $2.8 million of outstanding convertible debt at March 31, 2000 for 381,000 shares of its common stock.

    Stratus' first-quarter 1999 diluted net loss per share excluded the following because of their anti-dilutive effect on the loss incurred during the period:
       . Dilutive options representing 191,000 shares of
         Stratus' common stock.
       . The assumed redemption of 1,712,000 shares of Stratus' preferred stock for 1,712,000 shares of its common stock.
       . The assumed redemption of Stratus' $2.1 million of outstanding convertible debt at March 31, 1999 for 290,000 shares of its common stock.

    Interest accrued on the convertible debt outstanding totaled approximately $81,000 for the first quarter of 2000 and $62,000 for the first quarter of 1999. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock as of March 31, 2000.

     Outstanding options to purchase approximately 515,000 shares of common stock, at an average exercise price of $5.37 during the first quarter of 2000, and 476,000 shares of common stock, at an average exercise price of $5.29 during the first quarter of 1999, were not included in the computation of diluted income (loss) per share. These options were excluded because their exercise prices were greater than the average market price for the respective periods presented.

2.  OLYMPUS   RELATIONSHIP  and   INVESTMENT  IN   UNCONSOLIDATED AFFILIATES
In  May  1998,  Stratus  and  Olympus  Real  Estate   Corporation
(Olympus),  an   affiliate  of   Hicks,   Muse,  Tate   &   Furst
Incorporated, formed a strategic  alliance to develop certain  of
Stratus' existing  properties  and  to  pursue  new  real  estate acquisition and development  opportunities.  Under  the terms  of the agreement, Olympus made a $10 million investment in  Stratus'
mandatorily redeemable preferred  stock, provided  a $10  million convertible debt financing facility to Stratus and agreed to make available up to  $50 million of  additional capital  representing
its  share  of  direct   investments  in  joint   Stratus/Olympus
projects.  As  of  March   31,  2000,  Stratus  had   outstanding
borrowings of $2.8 million on  the convertible debt facility  and
Olympus  had  invested  approximately  $13.4  million  in   joint
Stratus/Olympus projects, as further discussed below.

     Stratus has investments in three joint ventures. Stratus owns a 49.9 percent interest in each joint venture and Olympus owns the remaining 50.1 percent interest. Accordingly, Stratus accounts for its investments in the joint ventures utilizing the equity method of accounting. Stratus develops and manages each project undertaken by these joint ventures and receives development fees, sales commissions, and other management fees for its services.

     Stratus' three joint ventures are: the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West). The Barton Creek Joint Venture currently consists of two separate subdivisions located in southwest Austin, Texas: "Wimberly Lane" and "Escala Drive." At March 31, 2000 there were 21 remaining single-family homesites at the Wimberly Lane subdivision and there were 49 remaining single-family homesites at the Escala Drive subdivision, some of which are still being developed. The Walden Partnership had approximately 570 single-family homesites available at the Walden on Lake Houston development in Houston, Texas at March 31, 2000.
 The 7000 West Joint Venture has completed and leased the first of two 70,000 square foot office buildings and construction of the second office building is proceeding as scheduled. During the first quarter of 2000, Stratus finalized a previous sale of
5.5 acres of commercial real estate to the 7000 West Joint Venture. Stratus will recognize an approximate gain of $0.5 million associated with this sale, representing Olympus' 50.1 percent joint venture interest, when the second 70,000 square foot office building is fully constructed and leased.

     For a detailed discussion of the Olympus alliance and the initial formation and subsequent transactions of the joint ventures and partnership see Notes 2, 3 and 4 of the "Notes To Financial Statements" included in Stratus' 1999 Annual Report and Form 10-K. Also refer to "Transactions With Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A "Management's Discussion and Analysis of
Financial Condition and Results of Operations and Disclosures of Market Risks" included in Stratus' 1999 Annual Report and Form 10-K.

    The Barton Creek Joint Venture distributed approximately $2.0 million to the partners during the first quarter of 2000 ($2.4 million from inception through March 31, 2000). Stratus recorded its portion of the distribution, $1.0 million, as a reduction of its note receivable and related accrued interest relating to its initial sale of land to the joint venture. The other joint ventures have yet to make any distributions. The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                             Barton Creek     Walden        7000
                             Joint Venture  Partnership     West      Total
                             -------------  -----------   --------   --------
Earnings data for the three
 months ended March 31, 2000:
Revenues                     $      3,249   $       449   $    170   $  3,868
Operating income (loss)               913          (218)      (349)       346
Net income (loss)                     977          (192)      (345)       440
Stratus' equity in net
 income (loss)                        488           (88)a     (172)       228a

Earnings data for the three
 months ended  March 31, 1999:
Revenues                      $       774   $       390    $    -     $ 1,164
Operating income (loss)               248          (133)        -         115
Net income (loss)                     248          (146)        -         102
STRS' equity in net
 income (loss)                        124           (73)        -          51


a.    Includes   recognition of $8,000  of deferred income,
  representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Stratus will recognize the remaining difference as the related real estate is sold. Through March 31, 2000, Stratus has recognized $52,000 of a total of $337,000 of deferred income associated with the Walden Partnership.

3. COMMITMENTS and CONTINGENCIES
In late October 1999, Circle C Land Corp. (Circle C), a wholly owned subsidiary of Stratus, and the City of Austin  (the City)
reached an agreement regarding a portion of Circle C's claims against the City involving the reimbursement of certain
previously incurred water, wastewater and drainage infrastructure expenditures following the City's December 1997 annexation of all
land lying within the Circle C cmuunniittyy..    AAss  aa result of tis
agreement, Stratus received approximaatteely $9.8 million, including $1.0 million in interest, representing a partial payment of these claims. Stratus has collected a total of $10.5 million of reimbursements from the City as of March 31, 2000. Stratus will continue to pursue vigorously its approximate $9.0 million, exclusive of penalties and interest, of remaining claims against the City. Stratus used the proceeds to reduce its outstanding debt.

     The partial payment settlement agreement included a contingency provision requiring Stratus to return all reimbursed money to the City and the City to return the related utility infrastructure to Stratus if the City's annexation of the Circle C municipal utility districts (MUD) was reversed or otherwise rescinded, whether by legislative action, final action of the appellate court, or other legal process. In March 2000, the City approved a settlement agreement of all disputes between the City and certain third party real estate developers and landowners involved in the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice.
 As a result, the refund contingency included in the City's partial settlement of Stratus' reimbursement claim has been eliminated. Stratus has recorded a gain of approximately $7.4 million in the first quarter of 2000, representing that portion of the reimbursed infrastructure expenditures in excess of Stratus' remaining basis in these assets and related interest income. The remaining $3.1 million of the proceeds reduced Stratus' investment in Circle C.

4. RESTRICTED CASH
Stratus has a requirement under its existing credit facility to deposit funds into an interest reserve account with the lending bank, Comerica. The amount in this account must be sufficient to carry Stratus' debt service for both its term loan and revolving line of credit for the ensuing twelve-month period, adjusted quarterly. Stratus had deposits totaling $1.3 million in the
interest reserve account at March 31, 2000.   For additional
discussion of Stratus' credit facility and its interest reserve requirements see Note 5 of the "Notes To Financial Statements" included in its 1999 Annual Report and Form 10-K.

      At March 31, 2000, Stratus had additional restricted cash deposits totaling $1.3 million related to additional collateral associated with the Walden Partnership's project development loan. This deposit is reduced by $0.30 for every $1.00 in principal the Walden Partnership repays on the loan. For additional discussion of the Walden Partnership project development loan see Item 2. "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q and Note 4 of the "Notes To Financial Statements" included in Stratus' 1999 Annual Report and Form 10-K.

5.  LITIGATION
Stratus is involved in pending litigation involving the City and others, which may affect its property development entitlements and its ability to secure its remaining reimbursements from the City of approximately $9.0 million, exclusive of penalties and interest, relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 6 "Real Estate" in the Stratus' 1999 Annual Report and Form 10-K for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Form 10-K refer to Part II - Other Information, "Legal Proceedings" included elsewhere in this Form 10-Q.

                      --------------------
                             Remarks

The information furnished herein should be read in conjunction with Stratus' financial statements contained in its 1999 Annual Report and Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware corporation), as of March 31, 2000, the related statements of operations and cash flow for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Stratus Properties Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 19, 2000, based on our audit, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                 /s/ ARTHUR ANDERSEN LLP

Austin, Texas
May 1, 2000


Item 2.    Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                            OVERVIEW

    We are engaged in the acquisition, development, management and sale of commercial and residential real estate. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Note 2).

    Our principal real estate holdings are in the Austin, Texas area and consist of approximately 2,300 acres of undeveloped residential, multi-family and commercial property located in southwest Austin within the Barton Creek community and 500 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek community. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development, also located in southwest Austin.

     As of March 31, 2000, we also own nine developed lots, 120 acres of undeveloped residential property and 33 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas, which are being actively marketed. These real estate interests are managed by unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties.

                       DEVELOPMENT ACTIVITIES

Stratus Properties
     Development is progressing at several sections of the Barton Creek community, including the completion of utility infrastructure that will serve a significant portion of the 2,300 acres of undeveloped property at Barton Creek, and preliminary development of approximately 200 new single-family homesites in the vicinity of the new Tom Fazio-designed "Fazio Canyons" golf course, which was completed in September 1999. We expect that a number of these homesites will be available for sale by late 2000.

     In April 2000, we received final subdivision plat approval from the City of Austin (the City) to develop approximately 160 acres of commercial and multi-family real estate within the Lantana community. Development activities at this commercial development, which we anticipate will include office, retail and multi-family sites, are expected to commence during the second quarter of 2000.

Unconsolidated Affiliates
    We have investments in three joint ventures in which we own a 49.9 percent interest and Olympus owns the remaining 50.1 percent interest. Accordingly, we account for our investments in the joint ventures utilizing the equity method of accounting. We develop and manage each project undertaken by these joint ventures and receive development fees, sales commissions, and other management fees for our services. See Note 2 included elsewhere in this Form 10-Q for the summarized unaudited results of operations of our unconsolidated affiliates' for the first quarters of 2000 and 1999.

Barton Creek Joint Venture
--------------------------
     The Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) currently consists of two separate subdivisions:
"Wimberly Lane" and "Escala Drive." The Wimberly Lane subdivision, in which we completed construction of 75 developed residential lots during the first quarter of 1999, had 21 of these developed lots remaining at March 31, 2000. We sold 12 of the Wimberly Lane lots during the first quarter of 2000, which represented $1.3 million of the Barton Creek Joint Venture's revenues for the period. In the first quarter of 1999, we sold eight of the Wimberly Lane developed residential lots for $0.8 million, which represented all of Barton Creek Joint Venture's revenues for that period. The Escala Drive subdivision, which we are currently developing, will consist of 54 multi-acre residential lots when completed. These residential lots will be the largest developed to date within the Barton Creek community.
 Construction of the final of these 54 planned lots is
anticipated to be completed by mid-2000.   We sold the initial
five Escala Drive residential lots in the first quarter of 2000 which contributed $2.1 million to the Barton Creek Joint Venture's revenues. The Barton Creek Joint Venture distributed approximately $2.0 million to the partners in the first quarter of 2000. We recorded our share of the distribution, $1.0 million, as a reduction of our notes receivable and related accrued interest relating to the initial sale of land to the joint venture.

Walden Partnership
------------------
     The Walden Partnership is currently marketing single-family homesites at the Walden on Lake Houston development in Houston, Texas. During the three months ended March 31, 2000, the Partnership sold 17 single-family homesites compared with eight single-family homesites during the comparable period last year. At March 31, 2000, the Walden Partnership's outstanding borrowings totaled $3.5 million on its project development loan facility. In September 1998, we deposited $2.5 million of restricted cash with the bank as additional collateral for the related project development loan facility. However, for every $1.00 of facility's principal that is repaid by the Partnership, the bank allows for a $0.30 reduction of our restricted amount. Accordingly, we had a total of $1.3 million deposited within the bank's restricted account at March 31, 2000 and $1.5 million at December 31, 1999.

7000 West
---------
     The first 70,000 square foot office building at the 140,000 square foot Lantana Corporate Center, which is commonly referred to as 7000 West, is fully leased and occupied. During the first quarter of 2000, we completed a transaction admitting Olympus as our joint venture partner in the second 70,000 square foot office building at 7000 West. In this transaction, we finalized the second phase of a prior sale of 5.5 acres of commercial real estate to the joint venture. In early April 2000, we received approximately $0.5 million, which we used to repay outstanding borrowings on our term loan (see Note 5 of "Notes To Financial Statements" included in our 1999 Annual Report and Form 10-K).
Revenues from this sale of $1.1 million and the related gain of approximately $0.9 million have been deferred until the completion of construction and leasing of the second building, which is anticipated to occur by the third quarter of 2000. At that time we anticipate recognizing Olympus' 50.1 percent of the sale and related gain of $0.5 million. In our role as manager, we arranged for a $6.6 million project loan facility for 7000 West, which was utilized to construct the first office building. The construction of the second building required additional financing, which was provided when we arranged for an additional $7.7 million of availability on the 7000 West development loan facility in the first quarter of 2000. Outstanding borrowings under 7000 West's project loan facility totaled $6.3 million at March 31, 2000.

                      RESULTS OF OPERATIONS

Summary operating results follow (in thousands):

                                               First Quarter
                                             -----------------
                                               2000     1999
                                             -------   -------
Revenues:
  Undeveloped properties:
  Recognition of deferred revenues           $   811   $   155
  Developed properties                           350     1,152
  Commissions, management fees and other         899       279
                                             -------   -------
  Total revenues                               2,060     1,586

  Operating loss                                (522)     (218)

  Net income (loss)                            7,278      (479)


Operating Results
-----------------
          During the first quarters of 2000 and 1999 our undeveloped property revenues consisted solely of the recognition of previously deferred revenues from the sale of undeveloped real estate to unconsolidated affiliates. When we sell real estate to an entity we jointly own with Olympus, we defer recognizing the portion of revenues from the sale related to our interest until all or a portion of the real estate is ultimately sold to unrelated parties. Our recognition of deferred revenues resulted from the Barton Creek Joint Venture's sale of 12 Wimberly Lane single family homesites and five Escala Drive homesites during the first quarter of 2000 compared with sales of eight Wimberly Lane homesites during the first quarter of 1999. The remaining $5.4 million of deferred revenues, which originally totaled $7.1 million and resulted from our retained interest in the sales of 28 acres and 174 acres of undeveloped residential real estate in the Wimberly Lane and Escala Drive subdivisions, respectively, to the Barton Creek Joint Venture, will be recognized as this acreage is developed and sold by the Barton Creek Joint Venture.

     Revenues from developed properties represented the sale of 15 single-family homesites during the first quarter of 2000 and 21 single-family homesites for the first quarter of 1999. We have no remaining developed lots in our Austin or Dallas developments andd oonly nine remaining developed lots in our Houston and San Antonio developments. Lots available for sale by our unconsolidated affiliates are not included in these amounts (see "Unconsolidated Affiliates" aboe).

     Commissions, management fees and other revenue totaled $0.8 million for the first quarter of 2000 compared to $0.3 million for the first quarter of 1999. This increase primarily reflects the increase in sales commissions on properties we sold for the Barton Creek Joint Venture during the first quarter of 2000 compared with the same period last year.

    Cost of sales increased to $1.6 million for the first quarter of 2000 compared with $1.1 million for the first quarter of 1999. The increase primarily reflects a reimbursement of certain infrastructure costs previously charged to expense or relating to properties previously sold, which reduced cost of sales by $0.8 million during the first quarter of 1999.

    General and administrative expenses increased to $1.0 million in the first quarter of 2000 from $0.7 million during the first quarter of 1999. The increase primarily reflects increased personnel costs offset in part by a decrease in legal expenses. Legal expense has decreased to $0.1 million for the first quarter of 2000 from $0.2 million for the first quarter of 1999. The decrease in legal expense reflects reduced activities associated with the anticipated ruling from the Texas Supreme Court related to a hearing presented in December 1998, that may resolve various issues between the City and us.

    During 1995, the Texas State legislature enacted legislation that enabled us to create a series of municipal utility districts
(MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse us for costs related to the installation of major utility, drainage and water quality infrastructure. During the first quarter of 2000, we received the second of three $1.0 million payments from the City as reimbursement for the costs associated with the construction of the Lantana Pump Station. We used the proceeds from this reimbursement to reduce our outstanding borrowings under our term loan. During the first quarter of 1999, we received approximately $1.1 million in partial reimbursement of infrastructure costs relating to the Barton Creek development, which included $0.8 million related to costs previously expensed (see discussion above). We expect to receive additional reimbursements in the future for infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued. However, the timing and the amount of future Barton Creek MUD reimbursements are uncertain. For information concerning Circle C MUD reimbursements currently being litigated, see "Non-Operating Results" below and Part II, Item 1, "Legal Proceedings."

Non-Operating Results
---------------------
    Interest expense totaled $193,000 during the first quarter of 2000 and $269,000 for the first quarter of 1999. The decrease reflects an increase in capitalized interest, which totaled $346,000 during the first quarter of 2000 and $253,000 during the first quarter of 1999.

    In March 2000, the City approved a settlement agreement of all disputes between the City and other Austin-area real estate developers and landowners concerning the Circle C community.
Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four
Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice. Accordingly, the City's partial payments of our reimbursement claim, currently totaling $10.5 million, are no longer subject to a repayment contingency and we have recorded approximately $7.4 million of these previously deferred proceeds in other income. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle C. We are continuing to pursue vigorously our remaining $9.0 million claim, exclusive of penalties and interest, against the City, however no amounts have been recorded for these claims as of March 31, 2000.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $0.1 million during the first quarter of 2000 compared with a use of $0.9 million during the first quarter of 1999. The increase primarily reflects a distribution received from the Barton Creek Joint Venture, which was recorded as a reduction of our related notes receivable. Cash used in investing activities totaled $0.9 million during the first quarter of 2000 compared with $1.4 million during the same period in 1999, reflecting our net real estate and facilities expenditures. The decrease in our real estate and facilities costs reflect the construction costs of the first 70,000 square foot office building at 7000 West being included in our consolidated results until the formation of the 7000 West Joint Venture in August 1999. Financing activities provided cash of $0.2 million during the first quarter of 2000 and $2.0 million during the first quarter of 1999 reflecting borrowings on the respective lines of credit available at the time.

     At March 31, 2000, we had debt of $16.8 million compared to debt of $31.2 million at March 31, 1999. Our outstanding debt at March 31, 2000 included $12.5 million outstanding on our term loan, $1.5 million of borrowings under our $10 million revolver, both of which mature in December 2002, and $2.8 million of borrowings under our $10 million convertible debt facility with Olympus (see Note 2), which matures in May 2004. Our revolving line of credit's availability has been reduced by $0.9 million at March 31, 2000 in order to make up the shortfall in an interest reserve account. The balance of funds we deposited into this restricted interest reserve account totaled $1.3 million at March 31, 2000. We anticipate fully funding the interest reserve account during the second quarter making the entire $10 million revolving line of credit available. For a complete discussion of our bank facility see Note 5 included in the "Notes To Financial Statements" included in our 1999 Annual Report and Form 10-K.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to their eventual sale. Our capital expenditures during the remainder of 2000 will be limited to essential levels as we work to preserve our land use and related rights in various disputes with the City and others, as more fully explained in Part II Item 1, "Legal Proceedings." Resolving our entitlement and reimbursement issues with the City remains our primary near-term objective. The timing of our future capital expenditures could be accelerated if disputes over our land use and related rights were to be satisfactorily resolved.

     We are continuing to actively pursue additional development and management fee opportunities, both individually and through our existing relationships with Olympus and other institutional capital sources. We continue to be able to obtain capital from Olympus for the development of existing properties in which we desire third-party equity participation, and also believe we can obtain bank financing at a reasonable cost for developing our properties. However, obtaining land acquisition financing is generally expensive and uncertain.

                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing, the anticipated outcome of litigation and regulatory matters, the expected results of our business strategy and other plans and objectives of management
for future operations and activities.   Important factors that
could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control and other factors that are described in more detail under the heading "Cautionary Statements" in our Annual Report and Form 10-K for the year ended December 31, 1999.

                  ----------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are involved in various regulatory matters and litigation involving entitlement and/or development of our Austin-area properties. For a detailed discussion on these matters see Item 3, "Legal Proceedings" and Note 6, "Real Estate" included in our 1999 Annual Report and Form 10-K. Below is a summary of the cases in which we are currently involved.

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

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. If the City's annexation is valid, Stratus' property located within Circle C's municipal utility districts
(MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City. The City paid a portion of Stratus' claim, as described below. A trial of the balance of Stratus' claim has been set for August 1, 2000.
     The City's total reimbursement obligation to the Circle C developers, resulting from its annexation, is estimated at $22 million. On October 29, 1999, Circle C Land Corp. and the City reached an agreement in which Stratus received $9.8 million (including $1 million of interest) as partial payment of its MUD reimbursement claims. On January 14, 2000, Stratus received an additional $0.3 million from the City resulting from both parties agreeing to the adjustment of prior engineering and accounting estimates. Stratus has received a total of $10.5 million under this partial payment settlement as of March 31, 2000. Under the terms of the agreement, Stratus would be required to return the money to the City and the City would be required to return the utility infrastructure to Stratus if the City's annexation is reversed or otherwise legally rescinded, whether by legislative action, final action of the appellate court or other legal process.

     In March 2000, the City approved a settlement agreement of all disputes between the City and certain third party developers and landowners involved in Circle C. Under the terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice.
 As a result, Stratus' agreement with the City is no longer subject to recission.

     During the 1999 legislative session two laws were enacted enhancing Stratus' MUD reimbursement claim against the City, as described in "Legislative Matters" below. These laws became effective on September 1, 1999, and Stratus is accordingly entitled to penalties and interest on its remaining outstanding delinquent Circle C MUD reimbursements, which are estimated at approximately $9.0 million, exclusive of penalties and interest. Stratus will continue to pursue this action vigorously.

Legislative Matters: In the 1997 Texas State legislative session, a bill to reorganize a state governmental agency inadvertently repealed the provisions of law (H.B. 4 and S.B.
1704), that established grandfathered rights for previously permitted lands. In response to the legislature's inadvertent repeal, the City enacted an ordinance establishing regulations on land development that effectively eliminated the grandfathered rights. The City attempted to apply these regulations to portions of Stratus' Circle C and Lantana properties. In response, Stratus undertook to assert and defend its grandfathered entitlements vigorously. In April 1999, the Texas
State House of Representatives and Senate vveerrwwhheellmingly approved H.B. 1704, which reinstated the grandfathered rights previously inadvertently repealed. This bill became law effective on May
11, 1999.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  Our Annual Meeting of Stockholders was held May 11,
2000 (the Annual Meeting).  Proxies were solicited pursuant to
Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting James C. Leslie was elected to serve until the 2003 Annual Meeting of Stockholders. In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert L. Adair III, William H. Armstrong III, and Michael D. Madden.

     (c) At the Annual Meeting, holders of Stratus' Common Stock elected one director with the number of votes cast for or withheld from the nominee as follows:

     Name                    For          Withheld
---------------           ----------      ---------
James C. Leslie           13,610,839         51,912

With respect to the election of the director, there were no abstentions.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2000. Holders of 13,600,954 shares voted for, holders of 41,415 shares voted against and holders of 20,382 shares abstained from voting on, such proposal.

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

                            STRATUS PROPERTIES INC.

                            By: /s/ C. Donald Whitmire, Jr.
                               ----------------------------
                                  C. Donald Whitmire Jr.
                                Vice President & Controller
                                 (authorized signatory and
                                Principal Accounting Officer)

Date: May 12, 2000

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

  4.4 The loan agreement by and between Comerica Bank-Texas and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. dated December 21, 1999. Incorporated by reference to Exhibit 4.4 to Stratus 1999 Form 10-K.

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

10.7 Oly Stratus Barton Creek I Amended and Restated Joint Venture Agreement between Oly ABC West I, L.P. and
          Stratus ABC West I, L.P. dated December 28, 1999.
          Incorporated by reference to Exhibit 10.7 to the Stratus 1999 Form 10-K.

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

10.18 Guaranty Agreement dated December 31, 1999 by and between Stratus Properties Inc. and Comerica Bank-
          Texas.

10.19 Guaranty Agreement dated February 24, 2000 by and between Stratus Properties Inc. and Comerica Bank-
          Texas.

          Executive Compensation Plans and Arrangements (Exhibits
          10.20 through 10.23)

10.20 Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus' 1998 Form 10-K.

10.21          Stratus Stock Option Plan, as amended.
          Incorporated by reference to Exhibit 10.9 to Stratus'
          1997 Form 10-K.

10.22          Stratus 1996 Stock Option Plan for Non-Employee
          Directors, as amended. Incorporated by reference to
          Exhibit 10.10 to Stratus' 1997 Form 10-K.

10.23 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus' 1998 Form 10-K.

15.1           Letter dated May 1, 2000 from Arthur Andersen LLP
           regarding the unaudited financial statements.

27.1           Financial Data Schedule.