Form 10-Q
period 2000-06-30
STRATUS PROPERTIES INC
filed 2000-08-08
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 220549

                                FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended  June 30, 2000

                      Commission File Number:  0-19989


                          Stratus Properties Inc.



  Incorporated in Delaware                          72-1211572
                                         (IRS Employer Identification No.)


            98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


      Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On June 30, 2000, there were issued and outstanding 14,298,270 shares of the registrant's Common Stock, par value $0.01 per share.



                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Income                            4

              Statements of Cash Flow                         5

              Notes to Financial Statements                   6

            Remarks                                           9

            Report of Independent Public Accountants          9

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     10

          Part II.  Other Information                        14

          Signature                                          16

          Exhibit Index                                      E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                             June 30,    December 31,
                                              2000          1999
                                            ---------     ---------
                                                 (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
 restricted cash of $3.6 million and
 $2.1 million, respectively (Note 4)        $   4,458     $   3,964
Accounts receivable:
   Property sales                                  44           149
   Other                                        1,212         1,160
Prepaid expenses                                  404           375
                                            ---------     ---------
  Total current assets                          6,118         5,648
Real estate and facilities, net                90,371        91,664
Investment in and advances to
 unconsolidated affiliates                      8,515         7,254
Other assets                                    6,886        11,106
                                            ---------     ---------
Total assets                                $ 111,890     $ 115,672
                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities    $     775     $     900
Accrued interest, property taxes and other        914         1,537
                                            ---------     ---------
  Total current liabilities                     1,689         2,437
Long-term debt                                 16,709        16,562
Other liabilities                               8,781        19,833
Mandatorily redeemable preferred stock         10,000        10,000
Stockholders' equity                           74,711        66,840
                                            ---------     ---------
Total liabilities and stockholders' equity  $ 111,890     $ 115,672
                                            =========     =========

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                STATEMENTS OF INCOME (Unaudited)


                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                    -----------------   -----------------
                                      2000      1999      2000      1999
                                    -------   -------   -------   -------
                                           (In Thousands, Except
                                             Per Share Amounts)
Revenues                            $ 2,909   $ 2,744   $ 4,969   $ 4,330
Costs and expenses:
Cost of sales                         1,736     1,007     3,337     2,077
General and administrative expenses     809     1,004     1,790     1,738
                                    -------   -------   -------   -------
  Total costs and expenses            2,545     2,011     5,127     3,815
                                    -------   -------   -------   -------
Operating income (loss)                 364       733      (158)      515
Interest expense                       (194)     (233)     (387)     (502)
Other income, net                         3       133     7,808       104
                                    -------   -------   -------   -------
Income before income taxes and
  equity in affiliates                  173       633     7,263       117
Income tax provision                     -         -        (40)      (14)
Equity in unconsolidated affiliates
  income (loss)                         402       (98)      630       (47)
                                    -------   -------   -------   -------
Net income                          $   575   $   535   $ 7,853   $    56
                                    =======   =======   =======   =======
Net income per share:
  Basic                               $0.04     $0.04     $0.55        $-
                                      =====     =====     =====        ==
  Diluted                             $0.04     $0.03     $0.48        $-
                                      =====     =====     =====        ==
Average shares outstanding:
  Basic                              14,295    14,288    14,291    14,288
                                     ======    ======    ======    ======
  Diluted                            16,282    16,254    16,658    16,235
                                     ======    ======    ======    ======

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                       2000         1999
                                                     --------      -------
                                                         (In Thousands)
Cash flow from operating activities:
Net income                                           $  7,853      $    56
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                            53           42
  Cost of real estate sold                                557        3,072
  Recognition of deferred Circle C municipal
    utility reimbursements                             (7,430)         -
  Equity in unconsolidated affiliates' (income) loss     (630)          47
  Long-term receivable and other                        1,984         (208)
  (Increase) decrease in working capital:
   Accounts receivable and other                        1,227           30
   Accounts payable and accrued liabilities              (691)        (919)
                                                     --------      -------
Net cash provided by operating activities               2,923        2,120
                                                     --------      -------
Cash flow from investing activities:
Real estate and facilities costs                       (2,429)      (4,110)
                                                     --------      -------
Net cash used in investing activities                  (2,429)      (4,110)
                                                     --------      -------
Cash flow from financing activities:
Payments on term loan                                  (2,857)         -
Proceeds from credit facility                           2,839        1,000
Exercised stock options                                    18          -
                                                     --------      -------
Net cash provided by financing activities                 -          1,000
                                                     --------      -------
Net increase (decrease) in cash and cash equivalents      494         (990)
Cash and cash equivalents at beginning of year          3,964        5,169
                                                    ---------      -------
Cash and cash equivalents at end of period          $   4,458      $ 4,179
                                                    =========      =======

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  EARNINGS PER SHARE
Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

                                        Three Months            Six Months
                                       Ended June 30,          Ended June 30,
                                     ------------------     ------------------
                                       2000      1999         2000       1999
                                     -------    -------     -------    -------
Basic net income per share of
 common stock:
Net income                           $   575    $   535     $ 7,853    $    56
                                     -------    -------     -------    -------
Weighted average common shares
 outstanding                          14,295     14,288      14,291     14,288
                                     -------    -------     -------    -------
Basic net income per share of
 common stock                          $0.04      $0.04       $0.55         $-
                                       =====      =====       =====         ==
Diluted net income per share of
common stock:
Net income                           $   575    $   535     $ 7,853    $    56
Interest on convertible debt              -          -          164         -
                                     -------    -------     -------    -------
Income for purpose of computing
 diluted net income per share        $   575    $   535     $ 8,017    $    56
                                     =======    =======     =======    =======
Weighted average common shares
 outstanding                          14,295     14,288      14,291     14,288
Dilutive stock options                   275        254         262        235
Assumed redemption of preferred stock  1,712      1,712       1,712      1,712
Assumed redemption of convertible debt    -         -           393         -
                                     -------     ------     -------    -------
Weighted average common shares
 outstanding for purposes of
 calculating diluted net income
 per share                            16,282     16,254      16,658     16,235
                                     -------     ------     -------    -------
Diluted net income per share           $0.04      $0.03       $0.48         $-
                                       =====      =====       =====         ==

    Interest accrued on the convertible debt outstanding totaled approximately $83,000 for the second quarter of 2000, $63,000 for the second quarter of 1999 and $125,000 for the six months ended June 30, 1999. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through June 30, 2000.
The debt was convertible into 393,000 shares in the second quarter of 2000 and 299,000 shares for the second quarter and six month 1999 period. These amounts were excluded from the computation of diluted net income per share because they were anti-dilutive.

          Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                            Second Quarter        Six Months
                           ----------------   ----------------
                             2000    1999       2000     1999
                           -------  -------   -------   -------
Outstanding options        293,000  295,000   515,000   295,000
Average exercise price       $6.14    $6.14     $5.37     $6.14


2.  OLYMPUS   RELATIONSHIP  and   INVESTMENT  IN   UNCONSOLIDATED
AFFILIATES
In May 1998, Stratus and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. As of June 30, 2000, Stratus had outstanding borrowings of $2.9 million on the convertible debt facility and Olympus had invested approximately $13.4 million in joint Stratus/Olympus projects, as further discussed below.

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

     Stratus' three joint ventures are: the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West Joint Venture). The Barton Creek Joint Venture currently consists of two separate subdivisions located southwest of Austin, Texas: "Wimberly Lane" and "Escala Drive." At June 30, 2000 there were 12 remaining single-family homesites at the Wimberly Lane subdivision and there were 39 remaining single-family homesites at the Escala Drive subdivision. The Walden Partnership had approximately 540 single-family homesites available at the Walden on Lake Houston development in Houston, Texas at June 30, 2000. The 7000 West Joint Venture consists of two completed and fully leased 70,000 square foot office buildings. During the first quarter of 2000, Stratus completed a previous sale of 5.5 acres of commercial real estate to the 7000 West Joint Venture. Stratus recognized an approximate gain of $0.4 million, representing the gain attributable to Olympus' 50.1 percent joint venture interest, during the second quarter of 2000 when it completed construction and leasing activities for the second 70,000 square foot office building.

     For a detailed discussion of the Olympus alliance and the initial formation and subsequent transactions of the joint ventures and partnership, see Notes 2, 3 and 4 of the "Notes To Financial Statements" included in Stratus' 1999 Annual Report on Form 10-K. Also refer to "Transactions With Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A "Management's Discussion and Analysis of
Financial Condition and Results of Operations and Disclosures of Market Risks" included in Stratus' 1999 Annual Report on Form 10-K.

    The Barton Creek Joint Venture distributed approximately
$5.5 million to the partners during the second quarter of 2000 and $7.5 million for the six months ended June 30, 2000 ($8.3 million from inception through June 30, 2000). Stratus recorded its portion of these distributions, approximately 50 percent, as a reduction of its note receivable and related accrued interest associated with its initial sales of land to the joint venture. The other joint ventures have not yet made any distributions. The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                               Barton Creek    Walden       7000
                               Joint Venture Partnership    West      Total
                               ------------  ----------   -------    --------
Earnings data for the quarter
  ended June 30, 2000:
Revenues                       $     4,724   $     904    $   242    $  5,870
Operating income (loss)                894          -        (177)        717
Net income (loss)                      891          59       (176)        774
Stratus' equity in net
 income (loss)                         445          45a       (88)        402a

Earnings data for the quarter
  ended  June 30, 1999:
Revenues                       $       495   $     600    $    -     $  1,095
Operating income (loss)                  4        (213)        -         (209)
Net income (loss)                        4        (199)        -         (195)
Stratus' equity in net
 income (loss)                           2        (100)        -          (98)

Earnings data for the six months
  ended June 30, 2000:
Revenues                       $     8,154   $   1,353    $   412    $  9,919
Operating income (loss)              1,807        (218)      (525)      1,064
Net income (loss)                    1,868        (133)      (521)      1,214
Stratus' equity in net
 income (loss)                         933         (43)a     (260)        630a


                              Barton Creek    Walden        7000
                              Joint Venture Partnership     West       Total
                               -----------  ----------     -------    --------
Earnings data for the six months
  ended June 30, 1999:
Revenues                       $     1,269  $     990     $    -     $  2,259
Operating income (loss)                252       (346)         -          (94)
Net income (loss)                      252       (345)         -          (93)
Stratus' equity in net
 income (loss)                         126       (173)         -          (47)


a. Includes recognition of deferred income totaling $15,000 in the second quarter of 2000 and $23,000 for the six months period of 2000. Stratus will recognize the remaining deferred income as the related real estate is sold. Through June 30, 2000, Stratus has recognized $90,000 of a total of $337,000 of deferred income associated with the Walden Partnership.

3. COMMITMENTS and CONTINGENCIES
In late October 1999, Circle C Land Corp. (Circle C), a wholly owned subsidiary of Stratus, and the City of Austin (the City) reached an agreement regarding a portion of Circle C's claims against the City involving the reimbursement of certain previously incurred water, wastewater and drainage infrastructure expenditures following the City's December 1997 annexation of all land lying within the Circle C community. As a result of this agreement, Stratus received approximately $9.8 million, including $1.0 million in interest, representing a partial payment of these claims. Stratus has collected a total of $10.5 million of reimbursements from the City as of June 30, 2000. Stratus used the proceeds to reduce its outstanding debt. Stratus will continue to pursue vigorously its approximate $9.0 million of remaining claims against the City.

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

4. RESTRICTED CASH
Stratus' existing credit facility requires it to deposit funds into an interest reserve account with the lending bank, Comerica Bank-Texas. The amount in this account must be sufficient to fund Stratus' debt service for both its term loan and revolving line of credit for the ensuing twelve-month period, adjusted quarterly, or Stratus' availability under its revolving line of credit will be reduced by the amount of the shortfall. At June 30, 2000 Stratus had deposits totaling $2.2 million in the interest reserve account, which represent the full amount
required at that date.   In addition, on June 30, 2000 Stratus
had $0.3 million deposited in a separate restricted account with Comerica, which Comerica appropriately applied against Stratus' outstanding term loan debt in early July. For additional discussion of Stratus' credit facility and its interest reserve requirements see Note 5 of the "Notes To Financial Statements" included in its 1999 Annual Report on Form 10-K.

     At June 30, 2000, Stratus had other restricted cash deposits totaling $1.1 million related to additional collateral associated with the Walden Partnership's project development loan. This deposit is reduced by $0.30 for every $1.00 in principal the Walden Partnership repays on the loan. For additional discussion of the Walden Partnership project development loan, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q and Note 4 of "Notes To Financial Statements" included in Stratus' 1999 Annual Report on Form 10-K.

5.  LITIGATION
In June 2000, the Texas Supreme Court affirmed a prior district court decision that certain state legislation enabling the creation of water quality protection zones was unconstitutional.
 This decision primarily affects Stratus' future development plans for certain areas within the southern portion of its Barton Creek community. Stratus has initiated development plans that will meet the development requirements under existing laws. Stratus also is involved in pending litigation involving the City relating to its remaining reimbursements from the City of approximately $9.0 million, relating to development of its Circle C property. Refer to Item 3 "Legal Proceedings" and Note 6 "Real Estate" in the Stratus' 1999 Annual Report on Form 10-K for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Form 10-K, refer to Part II - Other Information, "Legal Proceedings" included elsewhere in this Form 10-Q.

                      --------------------
                             Remarks

The information furnished herein should be read in conjunction with Stratus' financial statements contained in its 1999 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware corporation), as of June 30, 2000, the related statements of income for the three and six month periods ended June 30, 2000 and 1999, and the statements of cash flow for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Austin, Texas
July 25, 2000

Item 2.    Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                            OVERVIEW

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis and financial results contained in our 1999 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

    We acquire, develop, manage and sell commercial and residential real estate. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Note 2).



                     DEVELOPMENT ACTIVITIES
Stratus Properties
     Development is progressing at several sections of the Barton Creek community, including the completion of utility infrastructure to serve a significant portion of the 2,300 acres of undeveloped property at Barton Creek and preliminary development of approximately 200 new single-family homesites in the vicinity of the new Tom Fazio-designed "Fazio Canyons" golf course completed in September 1999. We expect that a number of these homesites will be available for sale during 2001.

     In April 2000, we received final subdivision plat approval from the City of Austin (the City) to develop approximately 160 acres of commercial and multi-family real estate within our
Lantana development.   Development activities, expected to
commence during the third quarter of 2000, will consist of over 800,000 square feet of office and retail development and over 400 multi-family units.

Unconsolidated Affiliates
    We own 49.9 percent of three joint ventures and Olympus owns the remaining 50.1 percent interest. Accordingly, we account for our investments in these joint ventures using the equity method of accounting. We develop and manage each project undertaken by these joint ventures and receive development fees, sales commissions, and other management fees for our services. See
Note 2 included elsewhere in this Form 10-Q for the summarized unaudited results of operations of our unconsolidated affiliates for the second-quarter and six-month periods ended June 30, 2000 and 1999.

Barton Creek Joint Venture
--------------------------
     The Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) currently consists of two separate subdivisions:
"Wimberly Lane" and "Escala Drive." Construction of the Wimberly Lane subdivision, consisting of 75 developed residential lots, was completed during the first quarter of 1999. Only 12 of these developed lots remain to be sold at June 30, 2000. We sold nine of the Wimberly Lane lots during the second quarter of 2000 for $1.1 million and 17 lots during the six months ended June 30, 2000 representing $2.4 million of the Barton Creek Joint Venture's revenues for the period. During the second quarter of 1999, we sold five lots at the Wimberly Lane subdivision for $0.5 million and a total of 13 lots during the six months ended June 30, 1999 for $1.3 million, which represented all of the Barton Creek Joint Venture's revenues for the 1999 periods.
Construction of the Escala Drive subdivision was completed during the second quarter of 2000. As of June 30, 2000, 15 of the original 54 multi-acre residential lots had been sold. These residential lots are the largest developed to date within the Barton Creek community. We sold ten of the Escala Drive residential lots during the second quarter of 2000 for $3.7 million and a total of 15 lots during the six months ended June 30, 2000 for $5.8 million. The Barton Creek Joint Venture distributed approximately $5.5 million to the partners in the second quarter of 2000 ($7.5 million for the six months ended June 30, 2000). We recorded our 50 percent share of these distributions as reductions of our notes receivable and related accrued interest associated with the initial sale of land to the joint venture.

Walden Partnership
------------------
     The Walden Partnership is currently marketing single-family homesites at the Walden on Lake Houston development in Houston, Texas. The Partnership sold 32 single-family homesites during the second quarter of 2000 and a total of 49 single-family homesites during the six months ended June 30, 2000, compared with 21 and 37 single-family homesites during the comparable periods last year. At June 30, 2000, the Walden

Partnership's outstanding
borrowings under its project development loan facility totaled $2.6 million. In September 1998, we deposited $2.5 million of restricted cash as additional collateral for the related project development loan facility. For every $1.00 of this facility's principal that is repaid by the Partnership, there is a $0.30 reduction of our restricted amount. There was $1.1 million deposited in the restricted cash account at June 30, 2000 and $1.5 million at December 31, 1999.

7000 West
---------
     The first 70,000 square foot office building at the Lantana Corporate Center, known as 7000 West, is fully leased and occupied. During the first quarter of 2000, we completed a transaction with Olympus to be our joint venture partner in a second 70,000 square foot office building at 7000 West. In this transaction we completed a prior sale of 5.5 acres of commercial real estate to the joint venture, for which we received $0.5 million in early April 2000. This amount was used to reduce outstanding borrowings on our term loan (see Note 5 of "Notes To Financial Statements" included in our 1999 Annual Report on Form 10-K). In June 2000, we completed the construction and leasing of the second building. As a result, we recognized a previously deferred gain of approximately $0.4 million associated with Olympus' 50.1 percent interest in the second building. In our role as manager, we arranged for a $6.6 million project loan facility for 7000 West, to finance construction of the first office building. The construction of the second building required additional financing, which was provided by an additional $7.7 million financing under the 7000 West development loan facility negotiated in the first quarter of 2000. Outstanding borrowings under 7000 West's project loan facility totaled $9.5 million at June 30, 2000.

                      RESULTS OF OPERATIONS

    Summary operating results follow (in thousands):

                                          Second-Quarter       Six-Months
                                         ----------------   -----------------
                                          2000     1999       2000     1999
                                         -------  -------   -------   -------
Revenues:
  Undeveloped properties:
    Unrelated parties                    $   331  $   873   $   331   $   873
    Recognition of deferred revenues       1,699       89     2,510       244
 Developed properties                        177    1,527       527     2,679
 Commissions, management fees and other      702      225     1,601       534
                                         -------  -------   -------   -------
 Total revenues                            2,909    2,744     4,969     4,330

Operating income (loss)                      364      733      (158)      515

Net income                                   575      535     7,853        56


Operating Results
-----------------
     During the second quarter and six months ended June 30, 2000, our undeveloped property revenues include primarily the recognition of previously deferred revenues from the sale of undeveloped real estate to unconsolidated affiliates. The remaining undeveloped properties revenues reflects the approximate one acre of multi-family property sold during the second quarter of 2000. During the second quarter and six months ended June 30, 1999 we sold 28 acres of undeveloped real estate in Houston to an unrelated third party. When we sell real estate to a joint venture in which we own an interest, we defer recognizing the portion of revenues from the sale related to our interest until all or a portion of the real estate is ultimately sold to unrelated parties. See "Unconsolidated Affiliates" above for information related to sales of real estate to unrelated parties by the joint ventures. At June 30, 2000, deferred revenues related to the Wimberly Lane and Escala Drive subdivisions totaled $4.2 million and will be recognized as the related acreage is developed and sold by the Barton Creek Joint Venture. In addition, our retained interests in the 7000 West buildings totaled $0.8 million.

     Revenues from developed properties represented the sale of 6 single-family homesites during the second quarter of 2000 and 21 single-family homesites for the six months ended June 30, 2000. Sales of developed properties totaled 33 single-family homesites during the second quarter of 1999 and 54 single-family homesites for the six months ended June 30, 1999. We have no remaining developed lots in our Austin, Dallas, and Houston developments and only three remaining developed lots in our San Antonio development.

Lots available for sale by our unconsolidated affiliates are not included in these amounts (see "Unconsolidated
Affiliates" above).

     Commissions, management fees and other revenue have increased in the 2000 periods primarily because of significant increases in sales commissions on properties we sold for the Barton Creek Joint Venture.

    Cost of sales increased to $1.7 million in the second quarter of 2000 from $1.0 million during the second quarter of 1999 and to $3.3 million during the six months ended June 30, 2000 from $2.1 million during the comparable six-month period in 1999. The increase primarily reflects reimbursements in 1999 of certain infrastructure costs previously charged to expense or relating to properties previously sold, which reduced cost of sales by $2.0 million during the second-quarter and $2.8 million for the six months ended June 30, 1999. Cost of sales in 2000 reflects the decrease in sales of developed lots reflecting the reduction in Stratus' existing developed lot inventory.

    General and administrative expenses totaled $0.8 million during the second quarter of 2000 compared to $1.0 million during the second quarter of 1999. During the six months ended June 30, 2000, general and administrative expenses totaled $1.8 million compared to $1.7 million for the comparable period last year.

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

Non-Operating Results
    Interest expense totaled $0.2 during the second quarter of 2000 and $0.3 million for the six months ended June 30 2000 compared to $0.2 million during the second quarter of 1999 and $0.5 million for the six months ended June 30, 1999. Capitalized interest totaled $0.3 million for the second quarter of 2000 and $0.7 million for the six-month 2000 period compared to $0.3 million during the second quarter of 1999 and $0.5 million during the six months ended June 30, 1999.

    In March 2000, the City approved a settlement agreement of all disputes between the City and other Austin-area real estate developers and landowners concerning the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice. Accordingly, the City's partial payments of our reimbursement claim, currently totaling $10.5 million, are no longer subject to a repayment contingency and we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle C. We are continuing to pursue vigorously our approximate $9.0 million remaining claim against the City, however no amounts have been recorded for these claims as of June 30, 2000.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $2.9 million during the six months ended June 30, 2000 compared to $2.1 million during the comparable 1999 period. The increase primarily reflects distributions received from the Barton Creek Joint Venture, which were recorded as reductions in our related notes receivable and accrued interest. Cash used in investing activities totaled $2.4 million for the six months ended June 30, 2000 compared with $4.1 million during the same period in 1999, reflecting our net real estate and facilities expenditures. Real estate and facilities costs in 1999 included the construction costs of the first 70,000 square foot office building at 7000 West prior to formation of the 7000 West Joint Venture in August 1999, which have subsequently been reported under the equity method of accounting (Note 2). Financing activities provided cash of $1.0 million during the first six months of 1999, reflecting borrowings on the lines of credit available at the time.

     At June 30, 2000, we had debt of $16.7 million compared to debt of $30.5 million at June 30, 1999. Our outstanding debt at June 30, 2000 included $11.0 million under our term loan and $2.8 million under our $10 million revolver, both of which mature in December 2002, and $2.9 million under our $10 million convertible debt facility with Olympus (see Note 2), which matures in May 2004. As of June 30, 2000, our restricted cash included $2.2 million to fully fund our interest reserve requirement under our loan agreement. For a complete discussion of our bank facility see Note 5 included in the "Notes To Financial Statements" included in our 1999 Annual Report on Form 10-K.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in the area of our properties, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin area properties prior to their eventual sale. In June 2000, the Texas Supreme Court ruled that the legislation creating the water quality protection zones was unconstitutional, as more fully explained in Part II Item 1, "Legal Proceedings." This decision primarily affects development of the southern portion of
our Barton Creek property.   We have initiated plans that will
meet development requirements under existing laws and regulations. Certain of our properties contain grandfathered entitlements that are not subject to the stricter development requirements currently in effect. Resolving our entitlement and reimbursement issues with the City remains our primary near-term objective.

     We are continuing to pursue additional development and management fee opportunities, both individually and through our existing relationships with Olympus and other institutional capital sources. Our relationship with Olympus provides us with a potential source of capital for the development of existing properties in which we desire third-party equity participation. We believe we can obtain bank financing at a reasonable cost for developing our properties. However, obtaining land acquisition financing is generally expensive and uncertain.

                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing, the anticipated outcome of litigation and regulatory matters, the expected results of our business strategy and other plans and objectives of management
for future operations and activities.   Important factors that
could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control and other factors that are described in more detail under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 1999.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are involved in various regulatory matters and litigation involving entitlement and/or development of our Austin-area properties. For a detailed discussion on these matters see Item 3, "Legal Proceedings" and Note 6, "Real Estate" included in our 1999 Annual Report on Form 10-K. Below is a summary of the cases in which we are currently involved.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County 345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 water quality protection zones (WQPZs) and their owners, including the Barton Creek WQPZ. The City challenged the constitutionality of the legislation authorizing the creation of water quality zones. The District Court entered an order granting the City's motion for summary judgement and declared the WQPZ legislation unconstitutional. All parties agreed to the form of an order which permitted an expedited appeal directly to the Texas Supreme Court. Oral argument was presented to the Texas Supreme Court on December 9, 1998. On June 19, 2000, the Texas Supreme Court, in a 6 to 3 decision, affirmed the District Court's decision that the Texas Water Code Section 26,179 enabling the creation of the water quality protection zones is unconstitutional. A Motion for Reconsideration has been filed by another party to the litigation, however, the majority opinion is not expected to change.

Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp., a wholly owned subsidiary of Stratus, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any municipal utility district. In November 1997, Stratus sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. As a result of the Texas Supreme Court's decision in The City of Austin v. Horse Thief Hallow Ranch, Ltd. et. al. case, the Third Court of Appeals reversed the Hays County District Court decision, finding the zone legislation unconstitutional. No appeal will be filed.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. Stratus' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City. The City paid a portion of Stratus' claim, as described below. To accommodate settlement discussions with the City, a trial of the balance of Stratus' claim has been postponed. If a settlement is not reached by October 15, 2000, it is anticipated that trial will begin in late October or early November 2000.

     The City's total reimbursement obligation to the Circle C developers, resulting from its annexation, is estimated at $22 million. On October 29, 1999, Circle C Land Corp. and the City reached an agreement in which Stratus received $9.8 million (including $1 million of interest) as partial payment of its MUD reimbursement claims. On January 14, 2000, Stratus received an additional $0.3 million from the City resulting from both parties agreeing to the adjustment of prior engineering and accounting estimates. Stratus has received a total of $10.5 million under this partial payment settlement as of June 30, 2000. Under the terms of the agreement, Stratus would have been required to return the money to the City and the City would have been required to return the utility infrastructure to Stratus if the City's annexation was reversed or otherwise legally rescinded, whether by legislative action, final action of the appellate court or other legal process.

     In March 2000, the City approved a settlement agreement of all disputes between the City and certain third party developers and landowners involved in Circle C. Under the terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice.
 As a result, Stratus' agreement with the City is no longer subject to recission. Stratus will continue to pursue vigorously its approximate $9.0 million of remaining Circle C MUD reimbursements.



Item 6.  Exhibits and Reports on Form 8-K.

     (a)  The exhibits to this report  are listed in the  Exhibit
Index appearing on page E-1 hereof.

     (b) The registrant filed one Current Report on Form 8-K dated June 19, 2000 reporting an event under Item 5, filed on June 22, 2000.

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

                            STRATUS PROPERTIES INC.

                            By: /s/ C. Donald Whitmire, Jr.
                               ----------------------------
                                 C. Donald Whitmire, Jr.
                               Vice President - Controller
                                (authorized signatory and
                               Principal Accounting Officer)


Date:  August  8, 2000

                     STRATUS PROPERTIES INC.
                          EXHIBIT INDEX
 Exhibit
 Number
  3.1 Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.1 to Stratus' 1998 Form 10-K.

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

10.17 Guaranty Agreement dated December 31, 1999 by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.18 Guaranty Agreement dated February 24, 2000 by and between Stratus Properties Inc. and Comerica Bank-Texas. . Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

          Executive Compensation Plans and Arrangements (Exhibits
          10.19 through 10.22)

10.19 Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus' 1998 Form 10-K.

10.20          Stratus Stock Option Plan, as amended.
          Incorporated by reference to Exhibit 10.9 to Stratus'
          1997 Form 10-K.

10.21          Stratus 1996 Stock Option Plan for Non-Employee
          Directors, as amended. Incorporated by reference to Exhibit
          10.10 to Stratus' 1997 Form 10-K.

10.22 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus' 1998 Form 10-K.

15.1 Letter dated July 25, 2000 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      Financial Data Schedule.