Form 10-Q
period 2000-09-30
STRATUS PROPERTIES INC
filed 2000-11-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended  September 30, 2000



                Commission File Number:  0-19989



                    Stratus Properties Inc.



    Incorporated in Delaware                   72-1211572
                                   (IRS Employer Identification No.)


     98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On September 30, 2000, there were issued and outstanding
14,298,270 shares of the registrant's Common Stock, par value
$0.01 per share.


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

Item 1.   Financial Statements

                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                            September 30, December 31,
                                                2000         1999
                                              ---------    ---------
                                                  (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
 restricted cash of $2.6 million and
 $2.1 million, respectively                   $   3,626    $   3,964
Accounts receivable                               1,745        1,309
Prepaid expenses                                    258          375
                                              ---------    ---------
  Total current assets                            5,629        5,648
Real estate and facilities, net                  91,549       91,664
Investment in and advances to
 unconsolidated affiliates                        9,154        7,254
Other assets                                      3,883       11,106
                                              ---------    ---------
Total assets                                  $ 110,215    $ 115,672
                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $     680    $     900
Accrued interest, property taxes and other        1,317        1,537
                                              ---------    ---------
  Total current liabilities                       1,997        2,437
Long-term debt                                   15,422       16,562
Other liabilities                                 7,920       19,833
Mandatorily redeemable preferred stock           10,000       10,000
Stockholders' equity                             74,876       66,840
                                              ---------    ---------
Total liabilities and stockholders' equity    $ 110,215    $ 115,672
                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                STATEMENTS OF INCOME (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                     -----------------   -----------------
                                       2000     1999       2000     1999
                                     -------   -------   -------   -------
                                              (In Thousands, Except
                                                Per Share Amounts)
Revenues                             $ 2,011   $ 1,828   $ 6,980   $ 6,158
Costs and expenses:
Cost of sales                          1,565       420     4,902     2,497
General and administrative expenses      938       643     2,728     2,381
                                     -------   -------   -------   -------
  Total costs and expenses             2,503     1,063     7,630     4,878
                                     -------   -------   -------   -------
Operating income (loss)                 (492)      765      (650)    1,280
Interest expense, net                   (195)     (142)     (582)     (644)
Other income, net                        150        12     7,958       116
                                     -------   -------   -------   -------
Income (loss) before income taxes
  and equity in affiliates              (537)      635     6,726       752
Income tax provision                      -         -        (40)      (14)
Equity in unconsolidated affiliates      701       125     1,331        78
                                     -------   -------   -------   -------
Net income                           $   164   $   760   $ 8,017   $   816
                                     =======   =======   =======   =======
Net income per share:
  Basic                                $0.01     $0.05     $0.56     $0.06
                                       =====     =====     =====     =====
  Diluted                              $0.01     $0.05     $0.49     $0.05
                                       =====     =====     =====     =====
Average shares outstanding:
  Basic                               14,298    14,288    14,295    14,288
                                      ======    ======    ======    ======
  Diluted                             16,301    16,376    16,279    16,356
                                      ======    ======    ======    ======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
               STATEMENTS OF CASH FLOW (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                        2000      1999
                                                      -------    -------
                                                        (In Thousands)
Cash flow from operating activities:
Net income                                            $ 8,017    $   816
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                            88         63
  Cost of real estate sold                                667      3,518
  Equity in unconsolidated affiliates' income          (1,331)       (78)
  Recognition of deferred Circle C municipal
     utility reimbursements                            (7,430)        -
  Long-term receivable and other                        4,250       (483)
  (Increase) decrease in working capital:
   Accounts receivable and other                          778       (211)
   Accounts payable and accrued liabilities              (276)      (724)
                                                      -------    -------
Net cash provided by operating activities               4,763      2,901
                                                      -------    -------
Cash flow from investing activities:
Real estate and facilities                             (3,731)    (5,203)
Investment in Oly Walden Joint Venture                     -        (376)
                                                      -------    -------
Net cash used in investing activities                  (3,731)    (5,579)
                                                      -------    -------
Cash flow from financing activities:
Payments on term-loan debt                             (4,697)        -
Borrowings on bank credit facilities, net               3,309      1,000
Proceeds from convertible debt facility                    -         376
Exercise of stock options                                  18         -
                                                      -------    -------
Net cash provided by (used in) financing activities    (1,370)     1,376
                                                      -------    -------
Net decrease in cash and cash equivalents                (338)    (1,302)
Cash and cash equivalents at beginning of year          3,964      5,169
                                                     --------    -------
Cash and cash equivalents at end of period           $  3,626    $ 3,867
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

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  EARNINGS PER SHARE
Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                         ----------------     ----------------
                                          2000      1999       2000      1999
                                         ------    ------     -------  -------
Basic net income per share of
 common stock:
Net income                               $  164    $  760     $ 8,017  $   816
                                         ------    ------     -------  -------
Weighted average common shares
 outstanding                             14,298    14,288      14,295   14,288
                                         ------    ------     -------   ------
Basic net income per share of
 common stock                             $0.01     $0.05       $0.56    $0.06
                                          =====     =====       =====    =====

Weighted average common shares
 outstanding                             14,298    14,288      14,295   14,288
Dilutive stock options                      291       376         272      356
Assumed redemption of preferred stock     1,712     1,712       1,712    1,712
Assumed redemption of convertible debt       -         -           -        -
                                         ------    ------     -------   ------
Weighted average common shares
 outstanding for purposes of calculating
 diluted net income per share            16,301    16,376      16,279   16,356
                                         ------    ------     -------   ------
Diluted net income per share              $0.01     $0.05       $0.49    $0.05
                                          =====     =====       =====    =====

    Interest accrued on the convertible debt outstanding totaled approximately $83,000 for the third quarter quarter of 2000 and $248,000 for the nine months ended September 30, 2000. Interest accrued on the convertible debt totaled approximately $64,000 during the third quarter of 1999 and $189,000 for the nine months ended September 30, 1999. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through September 30, 2000. The debt was convertible into 404,000 shares for the third-quarter and nine-month periods of 2000 and 359,000 shares for the third-quarter and nine-month 1999 periods. The effects of an assumed redemption of convertible debt were excluded from the computation of diluted net income per share because they were anti-dilutive.

    Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                                   Third Quarter       Nine Months
                                   --------------     -------------
                                    2000    1999       2000    1999
                                   -----    -----     -----   -----
Outstanding options (in thousands)   309      295       530     295
Average exercise price             $6.07    $6.14     $5.35   $6.14


2. OLYMPUS RELATIONSHIP and INVESTMENT IN UNCONSOLIDATED AFFILIATES In May 1998, Stratus and Olympus Real Estate Corporation
(Olympus), an affiliate of Hicks, Muse, Tate & Furst
Incorporated, formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. As of September 30, 2000, Stratus had $2.9 million of borrowings outstanding on the convertible debt facility and Olympus had invested approximately $13.4 million in joint Stratus/Olympus projects, as further discussed below.

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

     Stratus' three joint ventures are: the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West Joint Venture). The Barton Creek Joint Venture currently consists of two separate subdivisions located southwest of Austin, Texas: "Wimberly Lane" and "Escala Drive." At September 30, 2000 there were eight remaining single-family homesites at the Wimberly Lane subdivision and 29 remaining at the Escala Drive subdivision.
The Walden Partnership had 508 single-family homesites available at the Walden on Lake Houston development in Houston, Texas at September 30, 2000. The 7000 West Joint Venture consists of two completed and fully leased 70,000 square foot office buildings. During the first quarter of 2000, Stratus completed a previous sale of 5.5 acres of commercial real estate to the 7000 West Joint Venture. Stratus recognized an approximate gain of $0.4 million, representing the gain attributable to Olympus' 50.1 percent joint venture interest, during the second quarter of 2000 when it completed construction and leasing activities for the second 70,000 square foot office building.

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

    The Barton Creek Joint Venture distributed approximately $4.6 million to the partners during the third quarter of 2000 and $12.1 million for the nine months ended September 30, 2000 ($12.9 million from inception through September 30, 2000). Stratus recorded its portion of these distributions, approximately 50 percent, as a reduction of its note receivable and related accrued interest associated with its initial sales of land to the joint venture. Stratus' Barton Creek Joint Venture note receivable has been reduced to less than $0.5 million and is reflected as a current asset at September 30, 2000 because the amount will be fully distributed in the fourth quarter of 2000. Any distributions above the remaining $0.5 million note receivable amount will be a return of Stratus' investment in the joint venture. The other joint ventures have not yet made any distributions. The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                                  Barton Creek     Walden      7000
                                  Joint Venture  Partnership   West       Total
                                  ------------   -----------   -----    --------
Earnings data for the quarter
  ended September 30, 2000:
Revenues                              $  5,160     $   657     $ 347    $  6,164
Operating income (loss)                  1,761        (278)      (10)      1,473
Net income (loss)                        1,761        (377)       (8)      1,376
Stratus' equity in net income (loss)       879        (174)a      (4)        701

Earnings data for the quarter
  ended  September 30, 1999:
Revenues                              $  1,466     $   625     $   -    $  2,091
Operating income (loss)                    282        (130)       (5)        147
Net income (loss)                          282        (119)       (2)        161
Stratus' equity in net income (loss)       141         (15)a      (1)        125

Earnings data for the nine months
  ended September 30, 2000:
Revenues                              $ 13,924     $ 2,083     $ 756    $ 16,763
Operating income                         3,567        (559)     (540)      2,468
Net income                               3,630        (510)     (530)      2,590
Stratus' equity in net income (loss)     1,814        (218)a    (265)      1,331


                                   Barton Creek    Walden      7000
                                  Joint Venture  Partnership   West       Total
                                  -------------  -----------   -----    --------
Earnings data for the nine months
  ended September 30, 1999:
Revenues                             $ 2,829      $ 1,610      $  -     $  4,448
Operating income (loss)                  534         (476)        (5)         53
Net income (loss)                        534         (464)        (2)         68
Stratus' equity in net income (loss)     267         (188)a       (1)         78

a. Includes recognition of deferred income totaling $14,000 in the third quarter of 2000 and $37,000 for the nine months period of 2000. Stratus recognized $43,000 of the deferred income for the nine months ended September 30, 1999. Stratus will recognize the remaining deferred income as the related real estate is sold. Through September 30, 2000, Stratus had recognized $104,000 of a total of $337,000 of deferred income associated with the Walden Partnership.

3. COMMITMENTS and CONTINGENCIES
In late October 1999, Circle C Land Corp. (Circle C), a wholly owned subsidiary of Stratus, and the City of Austin (the City) reached an agreement regarding a portion of Circle C's claims against the City involving the reimbursement of certain previously incurred water, wastewater and drainage infrastructure expenditures following the City's December 1997 annexation of all land lying within the Circle C community. As a result of this agreement, Stratus received $9.8 million, including $1.0 million in interest, representing a partial payment of these claims. Stratus has collected a total of $10.5 million of reimbursements from the City as of September 30, 2000. Stratus used the proceeds to reduce its outstanding debt. Stratus will continue to pursue vigorously its remaining claims against the City (see Note 6).

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

4. RESTRICTED CASH
Stratus' existing credit facility requires it to deposit funds into an interest reserve account with the lending bank, Comerica Bank-Texas. The amount in this account must be sufficient to fund Stratus' debt service for both its term loan and revolving line of credit for the ensuing twelve-month period, adjusted quarterly, or Stratus' availability under its revolving line of credit will be reduced by the amount of the shortfall. At September 30, 2000, Stratus had deposits totaling $1.9 million in the interest reserve account, which represent the full amount
required at that date.    For additional discussion of Stratus'
credit facility and its interest reserve requirements see Note 5 of the "Notes to Financial Statements" included in its 1999 Annual Report on Form 10-K.

        At September 30, 2000, Stratus had other restricted cash deposits totaling $0.7 million related to additional collateral associated with the Walden Partnership's project development loan. This deposit is reduced by $0.30 for every $1.00 in principal the Walden Partnership repays on the loan. For additional discussion of the Walden Partnership project development loan, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q and Note 4 of "Notes to Financial Statements" included in Stratus' 1999 Annual Report on Form 10-K.

5.  LITIGATION
In June 2000, the Texas Supreme Court affirmed a prior district court decision that certain state legislation enabling the creation of water quality protection zones was unconstitutional. This decision primarily affects Stratus' future development plans for certain areas within the southern portion of its Barton Creek community. Stratus has initiated development plans that will meet the development requirements under existing laws. Stratus also is involved in pending litigation involving the City relating to Stratus' remaining reimbursements claims relating to development of its Circle C property (see Note 6 below). Refer to
Item 3 "Legal Proceedings" and Note 6 "Real Estate" in the Stratus' 1999 Annual Report on Form 10-K for a detailed discussion of such litigation matters. For discussion of litigation events subsequent to the Form 10-K, refer to Part II - Other Information, "Legal Proceedings" included elsewhere in this Form 10-Q.

6.  CITY OF AUSTIN NEGOTIATIONS
Stratus has been engaged in substantive discussions with the City in an attempt to negotiate a settlement of existing litigation concerning its remaining Circle C infrastructure reimbursement claims against the City and potential litigation concerning development entitlements. The proposed settlement would confirm development entitlements with the City for all of Stratus' property in Austin, including Barton Creek, Lantana, and Circle
C. In addition, the City would pay Stratus $6.3 million, plus interest, in settlement of its remaining claim for reimbursement of certain Circle C infrastructure reimbursement costs. The proposed settlement is preliminary in nature, anticipated to be reviewed by various City boards and commissions, and subject to change. In order for a settlement to be effective, it must be approved by the City and Stratus and be set forth in a comprehensive settlement document signed by both the City and Stratus.


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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware corporation), as of September 30, 2000, the related statements of income for the three- and nine-month periods ended September 30, 2000 and 1999, and the statements of cash flow for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Austin, Texas
October 19, 2000

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                            OVERVIEW

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 1999 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

    We acquire, develop, manage and sell commercial and residential real estate. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Note 2).

                     DEVELOPMENT ACTIVITIES

Stratus Properties
     Development is progressing at several sections of the Barton Creek community including the preliminary development of new single-family homesites in the vicinity of the new Tom Fazio-designed "Fazio Canyons" golf course completed in September 1999. We expect that a number of these homesites will be available for sale during 2001.

     We have received final subdivision plat approval from the City of Austin (the City) to develop approximately 160 acres of commercial and multi-family real estate within our Lantana
development.    Development activities at this site will consist
of over 800,000 square feet of office and retail development and approximately 400 multi-family units, with development expected to commence no later than the first quarter of 2001.

     We plan to commence construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, adjoins the successful Escala Drive subdivision, which is owned by our Barton Creek Joint Venture (see below). Our development plan for the Mirador subdivision consists of 34 estate lots, averaging 3.5 acres in size, to be completed by mid-2001.

Unconsolidated Affiliates
    We own 49.9 percent of three joint ventures and Olympus owns the remaining 50.1 percent interest. Accordingly, we account for our investments in these joint ventures using the equity method of accounting. We develop and manage each project undertaken by these joint ventures and receive development fees, sales commissions, and other management fees for our services. See
Note 2 included elsewhere in this Form 10-Q for the summarized unaudited results of operations of our unconsolidated affiliates for the third-quarter and nine-month periods ended September 30, 2000 and 1999.

Barton Creek Joint Venture
--------------------------
     The Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) currently consists of two separate subdivisions:
"Wimberly Lane" and "Escala Drive." Construction of the Wimberly Lane subdivision, consisting of 75 developed residential lots, was completed during the first quarter of 1999. Only eight of these developed lots remain unsold at September 30, 2000. These eight lots are tentatively scheduled to close during the fourth quarter of 2000. We sold four of the Wimberly Lane lots during the third quarter of 2000 for $0.4 million and 25 lots during the nine months ended September 30, 2000, representing $3.0 million of the Barton Creek Joint Venture's sales for the period. During the third quarter of 1999, we sold 13 lots at the Wimberly Lane subdivision for $1.5 million and a total of 26 lots during the nine months ended September 30, 1999 for $2.9 million, which represented all of the Barton Creek Joint Venture's sales for the 1999 periods.

      Construction of the Escala Drive subdivision was completed during the second quarter of 2000. As of September 30, 2000, 25 of the original 54 multi-acre residential lots had been sold. These residential lots are the largest developed to date within the Barton Creek community, although our planned Mirador subdivision will have similar sized developed lots (see "Stratus Properties" above). We sold ten of the Escala Drive residential lots during the third quarter of 2000 for $4.8 million and a total of 25 lots during the nine months ended September 30, 2000 for $10.9 million. The remaining 29 lots are tentatively scheduled to close during the fourth quarter of 2000, however it is likely that some of the lot sales will close during the first half of 2001.

     The Barton Creek Joint Venture distributed approximately $4.6 million to the partners in the third quarter of 2000 and $12.1 million for the nine months ended September 30, 2000. We recorded our share of these distributions as reductions of our notes receivable and related accrued interest associated with the initial sale of land to the joint venture. We currently have approximately $0.5 million remaining on our Barton Creek Joint Venture note receivable, which we expect to collect during the fourth quarter of 2000. Any distributions in excess of the remaining receivable balance will reflect a return of our investment from the joint venture.

Walden Partnership
------------------
     The Walden Partnership is currently marketing 508 single-family homesites at the Walden on Lake Houston development in Houston, Texas. The Partnership sold 31 single-family homesites during the third quarter of 2000, 80 during the nine months ended September 30, 2000, 23 during the third quarter of 1999 and 60 during the nine months ended September 30, 1999. At September 30, 2000, the Walden Partnership's borrowings outstanding under its project development loan facility totaled $1.9 million. In September 1998, we deposited $2.5 million of restricted cash as additional collateral for the related project development loan facility. For every $1.00 of this facility's principal that is repaid by the Partnership, there is a $0.30 reduction of our restricted amount. At September 30, 2000 remaining funds deposited in this restricted account totaled $0.7 million, a reduction from the $1.5 million deposited at December 31, 1999.

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

     In our role as manager of 7000 West, we arranged for a $6.6 million project loan facility to finance construction of the first office building. The construction of the second building required additional financing, which was provided by an additional $7.7 million financing under the 7000 West development loan facility negotiated in the first quarter of 2000.
Borrowings outstanding under 7000 West's project loan facility totaled $12.8 million at September 30, 2000.

                      RESULTS OF OPERATIONS

    Summary operating results follow (in thousands):

                                          Third Quarter         Nine-Months
                                         ----------------    -----------------
                                           2000     1999      2000       1999
                                         -------   ------    -------   -------
Revenues:
  Undeveloped properties:
  Unrelated parties                      $    -    $   -     $   331   $   873
  Olympus                                     -       509        533       509
  Recognition of deferred revenues         1,213      287      3,190       531
                                         -------   ------    -------   -------
     Total undeveloped properties          1,213      796      4,054     1,913
 Developed properties                        100      567        627     3,246
 Commissions, management fees and other      698      465      2,299       999
                                         -------   ------    -------   -------
 Total revenues                            2,011    1,828      6,980     6,158

Operating income (loss)                     (492)     765       (650)    1,280

Net income                                   164      760      8,017       816


Operating Results
    During the third quarter and nine months ended September 30, 2000, our undeveloped properties revenues included primarily the recognition of previously deferred revenues from the sale of undeveloped real estate to unconsolidated affiliates. The remaining undeveloped properties revenues reflect the approximate one acre of multi-family property sold during the second quarter of 2000 and our sale to Olympus of 5.5 acres that related to the second 70,000 square foot building at 7000 West (see "Unconsolidated Affiliates" above). During the third quarter of 1999, our undeveloped properties revenues reflect the 5.5 acres of land sold to Olympus for the first 70,000 square foot building at 7000 West and our nine-month 1999 developed properties revenues also reflect the sale of 28 acres in Houston to an unrelated third party. Undeveloped properties revenues for both the third-quarter and nine-month periods of 1999 reflect the recognition of previously deferred revenues from the our sale of undeveloped properties to our unconsolidated affiliates. When we sell real estate to a joint venture in which we own an interest, we defer recognizing the portion of revenues from the sale related to our interest until all or a portion of the real estate is ultimately sold to unrelated parties. See "Unconsolidated Affiliates" above for information related to sales of real estate to unrelated parties by the joint ventures. At September 30, 2000, deferred revenues related to the Wimberly Lane and Escala Drive subdivisions totaled $3.0 million and will be recognized as the related acreage is developed and sold by the Barton Creek
Joint Venture. In addition, our retained interests in the 7000
West buildings totaled $0.8 million.

    Developed properties revenues represented sales of single-family homesites numbering three during the third quarter of 2000, 24 for the nine months ended September 30, 2000, 15 for the third quarter of 1999 and 69 for the nine months ended September 30, 1999. We have no remaining developed lots in our Austin, Dallas, San Antonio and Houston developments. We plan to commence construction on 34 estate lots in Austin during the fourth quarter of 2000, which we currently anticipate being available in mid-2001. We will continue to make developed lot sales through our unconsolidated affiliates (see "Unconsolidated Affiliates" above). These sales are not reflected in our consolidated results of operations because we use the equity method of accounting for our unconsolidated affiliates' operations.

    Commissions, management fees and other revenue have increased in the 2000 periods primarily because of significant increases in sales commissions on properties we sold for the Barton Creek Joint Venture, primarily reflecting the sales at the Escala Drive subdivision.

    Cost of sales increased to $1.6 million in the third quarter of 2000 from $0.4 million during the third quarter of 1999, and to $4.9 million during the nine months ended September 30, 2000 from $2.5 million during the comparable nine month period in 1999. The increases primarily reflect reimbursements in 1999 of certain infrastructure costs previously charged to expense or relating to properties previously sold, which reduced cost of sales by $2.8 million for the nine months ended September 30, 1999. The increase in cost of sales during the third quarter of 2000 over those reported in the comparable 1999 period reflects the increase in recognition of previously deferred costs related to the sale of land to the Barton Creek Joint Venture.

    General and administrative expenses totaled $0.9 million during the third quarter of 2000 compared to $0.6 million during the third quarter of 1999. During the nine months ended September 30, 2000, general and administrative expenses totaled $2.7 million compared to $2.4 million for the comparable period last year. The increase during 2000 reflects our increasing managerial and administrative duties, primarily those associated with our unconsolidated affiliates' operations.

    During 1995, the Texas State legislature enacted legislation that enabled us to create a series of municipal utility districts
(MUDs) to serve the Barton Creek development. Once established, the MUDs issue bonds, the proceeds of which are used to reimburse us for costs related to the installation of major utility, drainage and water quality infrastructure. During the nine months ended September 30, 1999, we received approximately $3.1 million in partial reimbursement of infrastructure costs relating to the Barton Creek development, which included $2.8 million related to costs previously expensed. We expect to receive additional reimbursements in the future for infrastructure costs related to the Barton Creek development from the proceeds of MUD bonds issued. However, the timing and the amount of future Barton Creek MUD reimbursements are uncertain. For information concerning Circle C MUD reimbursements currently being litigated, see "Non-Operating Results" below and Part II. Item 1, "Legal Proceedings."

Non-Operating Results
    Interest expense totaled $0.2 million during the third quarter of 2000 and $0.6 million for the nine months ended September 30, 2000 compared to $0.1 million during the third quarter of 1999 and $0.6 million for the nine months ended September 30, 1999. Capitalized interest totaled $0.3 million for the third quarter of 2000 and $1.0 million for the nine-month 2000 period compared to $0.3 million during the third quarter of 1999 and $0.8 million during the nine months ended September 30, 1999.

    In March 2000, the City approved a settlement agreement of all disputes between the City and other Austin-area real estate developers and landowners concerning the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice. Accordingly, the City's partial payments of our reimbursement claim, currently totaling $10.5 million, are no longer subject to a repayment contingency and we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle C. We are continuing to pursue vigorously our remaining claim against the City, however no amounts have been recorded for these claims as of September 30, 2000. See
Note 6 "City of Austin Negotiations" and "Capital Resources and Liquidity" below for a discussion of negotiations with the City over a potential settlement of both existing and potential litigation.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $4.8 million during the nine months ended September 30, 2000 compared to $2.9 million during the comparable 1999 period. The increase primarily reflects distributions received from the Barton Creek Joint Venture, which were recorded as reductions in our related notes receivable and accrued interest. We also received approximately $1.0 million from the City during the first quarter of 2000 as reimbursement for the costs associated with the construction of the Lantana Pump Station. We expect the third and final $1.0 million Lantana Pump Station payment from the City in either the fourth quarter of 2000 or first quarter of 2001. Cash used in investing activities totaled $3.7 million for the nine months ended September 30, 2000 compared with $5.6 million during the same period in 1999, reflecting our net real estate and facilities expenditures. Expenditures for the nine months of 1999 include certain development costs associated with the Escala Drive subdivision, which after December 1999 have been reported under the equity method of accounting within the Barton Creek Joint Venture. Financing activities used cash of $1.4 million during the nine months ended September 2000, reflecting net debt repayments under our existing bank credit facility. Financing activities provided $1.4 million during the nine months ended September 30, 1999 from borrowings on the lines of credit available at the time.

     At September 30, 2000, we had debt of $15.4 million compared to debt of $30.7 million at September 30, 1999 and $16.6 million at December 31, 1999. Our outstanding debt at September 30, 2000 included $9.2 million under our term loan and $3.3 million under our $10 million revolver, both of which mature in December 2002, and $2.9 million under our $10 million convertible debt facility with Olympus (see Note 2), which matures in May 2004. As of September 30, 2000, our restricted cash included $1.9 million to fully fund our interest reserve requirement under our loan agreement. For a complete discussion of our bank facility see
Note 5 included in the "Notes To Financial Statements"included in our 1999 Annual Report on Form 10-K. We anticipate our debt outstanding under the term loan portion of our current facility to be substantially reduced, if not eliminated, by December 31, 2000 with cash from anticipated sales during the fourth quarter of 2000.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in the area of our properties, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin area properties prior to their eventual sale. In June 2000, the Texas Supreme Court ruled that the legislation creating water quality protection zones was unconstitutional, as more fully explained in Part II Item 1, "Legal Proceedings." This decision primarily affects development of the southern portion of
our Barton Creek property.   We have initiated plans that will
meet development requirements under existing laws and regulations. Certain of our properties contain grandfathered entitlements that are not subject to the development requirements currently in effect. Resolving our entitlement and reimbursement issues with the City remains our primary near-term objective.

     We have been engaged in substantive discussions with the City in an attempt to negotiate a settlement of existing litigation concerning our remaining Circle C infrastructure reimbursement claims against the City and potential litigation concerning development entitlements. The proposed settlement would confirm development entitlements with the City for all of our property in Austin, including Barton Creek, Lantana, and Circle C. In addition, the City would pay us $6.3 million, plus interest, in settlement of our remaining claim for reimbursement of certain Circle C infrastructure reimbursement costs. The proposed settlement is preliminary in nature, anticipated to be reviewed by various City boards and commissions, and subject to change. In order for a settlement to be effective, it must be approved by the City and Stratus, and be set forth in a comprehensive settlement document signed by both the City and Stratus. The proposed settlement can be viewed at Stratus' website.

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

                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding anticipated sales, debt repayments, future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy and other plans and objectives of management
for future operations and activities.   Important factors that
could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control and other factors that are described in more detail under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County 345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 water quality protection zones (WQPZs) and their owners, including the Barton Creek WQPZ challenging the constitutionality of the legislation authorizing the creation of water quality zones. The District Court entered an order granting the City's motion for summary judgement and declared the WQPZ legislation unconstitutional. The District Court ruling was appealed to the Texas Supreme Court. On June 19, 2000, the Texas Supreme Court, in a 6 to 3 decision, affirmed the District Court's decision that the Texas Water Code Section 26,179 enabling the creation of the water quality protection zones is unconstitutional. A Motion for Reconsideration, filed by another party, was denied and the ruling is final.

     Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp., a wholly owned subsidiary of Stratus, filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any municipal utility district. In November 1997, Stratus sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. As a result of the Texas Supreme Court's decision in The City of Austin v. Horse Thief Hallow Ranch, Ltd. et. al. case, the Third Court of Appeals reversed the Hays County District Court decision, finding the zone legislation unconstitutional. The ruling is final.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City annexed all land formerly lying within the Circle C project. Stratus' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City. The City paid a portion of Stratus' claim, as described below. To accommodate settlement discussions with the City, a trial of the balance of Stratus' claim has been postponed. If a settlement is not reached by December 30, 2000, it is anticipated that trial will begin January 29, 2001.

     The City's total reimbursement obligation to the Circle C developers, resulting from its annexation, is estimated at $22 million. On October 29, 1999, Circle C Land Corp. and the City reached an agreement in which Stratus received $9.8 million (including $1 million of interest) as partial payment of its MUD reimbursement claims. On January 14, 2000, Stratus received an additional $0.3 million from the City resulting from both parties agreeing to the adjustment of prior engineering and accounting estimates. Stratus has received a total of $10.5 million under this partial payment settlement as of September 30, 2000. Under the terms of the agreement, Stratus would have been required to return the money to the City and the City would have been required to return the utility infrastructure to Stratus if the City's annexation was reversed or otherwise legally rescinded, whether by legislative action, final action of the appellate court or other legal process.

     In March 2000, the City approved a settlement agreement of all disputes between the City and certain third party developers and landowners involved in Circle C. Under the terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs have been dismissed with prejudice. As a result, Stratus' agreement with the City is no longer subject to recission. Stratus will continue to pursue vigorously its remaining Circle C MUD reimbursements.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   The exhibits to this report are listed in the Exhibit
Index appearing on page E-1 hereof.

          (b) The registrant filed no report on Form 8-K during the period covered by the Quarterly Report on Form 10-Q.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STRATUS PROPERTIES INC.

                         By:  /s/ C. Donald Whitmire, Jr.
                            -------------------------------
                                  C. Donald Whitmire, Jr.
                               Vice President - Controller
                                (authorized signatory and
                               Principal Accounting Officer)

Date:   November 13, 2000

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

15.1 Letter dated October 19, 2000 from Arthur Andersen LLP regarding the unaudited financial statements.

27.1      Financial Data Schedule.