Form 10-K
period 2000-12-31
STRATUS PROPERTIES INC
filed 2001-03-28
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000
                               OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From .......... to ..........
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

             Common Stock Par Value $0.01 per Share
                 Preferred Stock Purchase Rights
                      (Title of Each Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $49,300,000 on March 15, 2001.

     On March 15, 2001, 14,298,270 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be submitted to  the  registrant's stockholders in connection  with  its  2001
Annual Meeting to be held on May 10, 2001, are incorporated by reference into Part III of this Report.

                       TABLE OF CONTENTS
                                                              Page

Part I                                                           1

 Item 1. Business                                                1
          Overview                                               1
          Company Strategies                                     1
          Credit Facility                                        2
          Transactions with Olympus Real Estate Corporation      2
          Regulation and Environmental Matters                   3
          Employees                                              3
          Cautionary Statements                                  3

 Item 2. Properties                                              5

 Item 3. Legal Proceedings                                       5

 Item 4. Submission of Matters to a Vote of Security Holders     6
         Executive Officers of the Registrant                    6

Part II                                                          7

 Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters                                    7

 Item 6. Selected Financial Data                                 7

 Items 7. and 7A.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations and Disclosures
         about Market Risks                                      8

 Item 8. Financial Statements and Supplementary Data            15

 Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   28

Part III                                                        28

 Item 10.Directors and Executive Officers of the Registrant     28

 Item 11.Executive Compensation                                 28

 Item 12.Security Ownership of Certain Beneficial Owners
          and Management                                        28

 Item 13.Certain Relationships and Related Transactions         28

Part IV                                                         29

 Item 14.Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                           29

Signatures                                                     S-1

Financial Statement Schedules                                  F-1

Exhibits                                                       E-1

                             PART I
Item 1.  Business
Overview
     We are engaged in the acquisition, development, management and sale of commercial and residential real estate properties. We conduct real estate operations on properties we own and through unconsolidated affiliates that we jointly own with Olympus Real Estate Corporation (see "Transactions with Olympus Real Estate Corporation" below). All subsequent references to "Notes" refer to the Notes to Financial Statements located in Item 8 elsewhere in this Annual Report on Form 10-K.

    Our principal real estate holdings are currently in the Austin, Texas area. Our most significant acreage includes approximately 2,300 acres of undeveloped residential, multi-family and commercial property located in southwest Austin within the Barton Creek community and 465 acres of undeveloped residential, multi-family and commercial property known as the Lantana project, located south of and adjacent to the Barton Creek community. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C community, also located in southwest Austin.

     We also own 120 acres of undeveloped residential property and 31 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas, which are being actively marketed.

Company Strategies
     Since our formation, our primary objective has been to reduce our indebtedness and increase our financial flexibility. Our debt totaled $8.4 million at December 31, 2000 compared with $493.3 million in March 1992. We have negotiated a new expanded $30 million credit facility, which is available to us through December 16, 2002 (see "Credit Facility" and Note 5). The new credit facility has increased our financial flexibility, allowing us to fully concentrate our efforts on developing our properties and increasing shareholder value. Key factors in accomplishing these goals include:

* Our overall strategy is to enhance the value of our Austin properties by securing and maintaining development entitlements and developing and building real estate projects for sale or investment, thereby increasing the potential return from our core assets. We may own these future developments outright or they may be developed through joint ventures with others. Over the last two years, we have had significant joint venture development activity (see below).

    During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek and by the end of 2000, 72 of the lots had been sold with the balance under contract to close during the first half of 2001. Also during 1999, we completed and leased the first 70,000 square foot office building at the 140,000 square foot Lantana Corporate Center. Construction and leasing of the second 70,000 square foot office building was completed during the third quarter of 2000. We are continuing to develop several new subdivisions around the new Tom Fazio designed "Fazio Canyons" golf course, which included the construction of 54 multi-acre residential lots during the first half of 2000 at the Escala Drive subdivision at Barton Creek. We closed on the sale of 32 of the Escala Drive lots during 2000, with the remaining 22 lots expected to close during 2001.

* We are currently permitting additional residential property at Barton Creek and office, multi-family and retail space at Lantana.

  We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000.
  This subdivision, Mirador, adjoins the successful Escala Drive subdivision. Our development plan for the Mirador subdivision consists of 34 estate lots, averaging 3.5 acres in size, to be completed by mid-2001.

     We have received final subdivision plat approval from the City of Austin (the City) to develop approximately 170 acres of commercial and multi-family real estate within our Lantana development and we commenced initial development activities at this site during the fourth quarter of 2000. Full development on the 170 acres is expected to consist of over 800,000 square feet of office and retail space and approximately 400 multi-family units. A 36.4-acre multi-family site was sold to an apartment developer in December 2000 and is currently under construction (see Items 7. and 7A. "Results of Operations" located elsewhere in this Annual Report on Form 10-K).

* We believe that we have the right to receive up to $32 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs. At December 31, 2000, we had approximately $14 million of these expected future reimbursement recorded as a component of "Real estate and facilities" on our balance sheet. The remaining $18 million of these reimbursements have not been recorded in our financial statements because of uncertainties associated with their ultimate realizability. Additionally, substantial additional costs eligible for reimbursement will be incurred in the future as our development activities at Barton Creek continue. We received a total of $7.1 million of Circle C Municipal Utility District (MUD) reimbursements during 2000 (in addition to the $10.3 million received during 1999) in full and final settlement of our remaining Circle C infrastructure claim against the City. See Item 3, "Legal Proceedings," for more details on that matter.

* We will continue to vigorously defend our rights to the development entitlements of all our properties, but aggressive attempts to restrict growth in the area of our holdings have had and may continue to have a negative effect on near term development and sales activities.

* We are expanding our real estate management activities, primarily as a result of our role as manager in the various joint venture projects. We also continue to be retained by third parties to provide management and development assistance on selective real estate projects, including the Lakeway project, near Austin. In the first quarter of 2001 we expanded our participation in the Lakeway project by agreeing to fund approximately $2.0 million of the project's future development costs in return for a net profits interest, which includes enhanced management and development fees and sales commissions.

* We also continue to investigate and pursue opportunities for new projects that would require minimal capital from us yet offer the possibility of acceptable returns and limited risk.

Credit Facility
     In December 1999, we established a bank credit facility with Comerica Bank-Texas, which provided for a $20 million term loan and a $10 million revolving line of credit. We borrowed $20 million under the term loan portion of the facility and repaid all our borrowings outstanding under the previous credit facility, which was then terminated. In December 2000, we repaid the remaining borrowings under the existing Comerica facility and then negotiated an expanded $30 million credit facility with Comerica, with improved terms and a December 16, 2002 maturity. Under terms of this new credit facility, we now have a $20 million revolving line of credit and a $10 million term loan commitment specifically designated for a potential future redemption of our mandatorily redeemable preferred stock (Note
3). For a further discussion of the credit facility see Note 5, and Items 7. and 7A. "Capital Resources and Liquidity" located elsewhere in this Annual Report on Form 10-K.

Transactions with Olympus Real Estate Corporation
     On May 22, 1998, we formed a strategic alliance with Olympus Real Estate Corporation, an affiliate of Hicks, Muse, Tate and Furst Incorporated (Olympus), to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus purchased $10 million of our mandatorily redeemable preferred stock, provided us a $10 million convertible debt facility and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects.

     We have entered into three joint ventures with Olympus. We own 49.9 percent of each joint venture and Olympus owns the remaining 50.1 percent. We are the developer and manager for each of the joint venture projects. Accordingly, in addition to partnership distributions, we receive various development fees, sales commissions and other management fees for our services.

     The first two joint ventures were formed on September 30, 1998. The first provided for the development of a 75 residential lot project at the Barton Creek Wimberly Lane subdivision. We sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for our equity interest. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus purchased in April 1998 and we have managed ever since. We acquired our interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility. During the third quarter of 1999, we formed a third joint venture associated with the construction of the first 70,000 square foot office building at the Lantana Corporate Center (7000 West). In this transaction, we sold 5.5 acres of commercial real estate to the joint venture for $1.0 million. In December 1999, we sold 174 acres of our Barton Creek residential property to the joint venture initially formed to develop the lots at the Wimberly Lane subdivision (see above) for $11.0 million. The land was developed into 54 multi-acre single-family residential lots, which are the largest lots developed to date within the Barton Creek community. In the first quarter of 2000, we sold an additional 5.5 acres of commercial real estate to 7000 West for $1.1 million. Construction of the second 70,000 square foot office building was completed in the third quarter of 2000. For a detailed discussion of these transactions see Items 7. and 7A. "Joint Ventures with Olympus Real Estate Corporation" and Note 4 located elsewhere in this Annual Report on Form 10-K.

Regulation and Environmental Matters
     Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and result in higher developmental and administrative costs. See Item 3, "Legal Proceedings."

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

Employees
     At December 31, 2000, we had 22 employees, who manage our operations. We currently own 10 percent of a corporation that provides us with certain management and administrative services, including technical, administrative, accounting, financial, tax, and other services, under a management services agreement. We may terminate this contract at any time upon 90 days notice to the affiliated corporation. These services are provided on a cost reimbursement basis, which totaled $1.0 million in 2000, $0.9 million in 1999 and $1.0 million in 1998. As a result of an expected reduction in the level of services to be provided to us under the management services agreement, the agreement was amended effective January 1, 2001, with our fees for 2001 estimated at $0.4 million.

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

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development operations. We have made substantial reductions in debt since our formation in 1992. However, significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from real estate sales, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

     Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers' existing residences.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

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

Our operations are subject to an intensive regulatory approval process. Before we can develop a property we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups have expressed concerns about our development plans in or near Austin, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

     Certain special interest groups have long opposed certain of our plans in the Austin area and have taken various actions to partially or completely restrict development in certain areas, including areas where some of our most valuable properties are
located.   We are actively opposing these actions.  We currently
do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that exists in the Austin area and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct.

Our operations are subject to governmental environmental regulation, which can change at any time and generally would
result in an increase to our costs.   Real estate development is
subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Certain of the Barton Creek properties include nesting territories for the Golden Cheek Warbler, a federally listed endangered species. In February 1995, we received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act, which to date has allowed the development of the Barton Creek and Lantana properties free of restrictions under the Endangered Species Act related to the maintenance of habitat for the Golden Cheek Warbler.

     Additionally, in April 1997, the U.S. Department of Interior listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the Department of Interior not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander has not affected, nor do we anticipate it will affect, our Barton Creek and Lantana properties for several reasons, including the results of technical studies and our U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. Our Circle C properties may, however, be affected, although the extent of any impact cannot be determined at this time. Special interest groups provided written notice of their intention to challenge our 10(a) permit and compliance with water quality regulations, but no challenge has yet occurred.

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

     The performance of the Texas economy and more specifically the Austin economy, affects our sales and consequently the underlying values of our properties. While the Texas economy has remained healthy in recent years, its economy has historically been subject to cyclical downturns primarily as a result of adverse economic conditions within the oil and gas industry. The Austin economy is heavily influenced by conditions in the technology industry. As the technology market weakens, as is the current condition, we experience reduced sales, primarily affecting our "high-end" properties, which can significantly affect our financial condition and results of operations.

Our operations are subject to natural risks. Our performance may be adversely affected by weather conditions that delay development or damage property.

Item 2. Properties
     Our acreage to be developed, excluding our holdings in joint ventures, is provided in the following table. The acreage to be developed is broken down into anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties' existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use. We currently have no developed lots available for sale. For information concerning our unconsolidated affiliates' real estate holdings, see "Transaction with Olympus Real Estate Corporation" above and Items 7. and 7A. "Joint Ventures with Olympus Real Estate Corporation" located elsewhere in this Annual Report on Form 10-K.

                                Potential Development Acreage
                          -----------------------------------------
                          Single
                          Family   Multi-family  Commercial   Total
                          ------   ------------  ----------   -----
       Austin
        Barton Creek      1,354        249          673       2,276
        Lantana             154          -          311         465
        Circle C              -        212        1,062       1,274
       Dallas
        Bent Tree             -         10            -          10
       Houston
        Copper Lakes        120          -            -         120
       San Antonio
        Camino Real           -         21            -          21
                          -----        ---        -----       -----
       Total              1,628        492        2,046       4,166
                          =====        ===        =====       =====

Item 3.  Legal Proceedings
Various regulatory matters and litigation involving the development of our Austin properties are summarized below.

Annexation/Circle C MUD Reimbursement Suit: Circle C Land Corp.
v. The City of Austin, Texas, Cause No. 97-13994 (Travis County 53rd Judicial District Court, Texas filed 12/19/97). On December 19, 1997, the City of Austin (the City) annexed all land formerly lying within the Circle C project. Stratus' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City.

    In late October 1999, Circle C Land Corp., a wholly owned subsidiary of Stratus, and the City reached an agreement regarding a portion of Circle C's claims against the City. As a result of this agreement, Stratus received approximately $10.3 million, including $1.0 million in interest, of partial settlement claims through December 31, 1999 and received an additional $0.2 million payment in January 2000.

    In March 2000, the City settled its disputes with certain third party real estate developers and landowners at the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs were dismissed with prejudice. As a result, a refund contingency included in the City's partial settlement of Stratus' reimbursement claim was eliminated. Stratus recorded a gain of approximately $7.4 million in the first quarter of 2000, representing that portion of the reimbursement infrastructure expenditures in excess of Stratus' remaining basis in these assets and related interest income. The remaining $3.1 million of the proceeds reduced Stratus' investment in Circle C.

     In December 2000, Stratus received $6.9 million, including
$0.6 million of interest, from the City as full and final settlement of Stratus' remaining Circle C MUD reimbursement claim. Stratus recorded a gain of $6.9 million during the fourth quarter associated with its receipt of these proceeds.

The City's WQPZ Action: The City of Austin, Texas v. Horse Thief Hollow Ranch, Ltd., et al., Cause No. 98-00248 (Travis County 345th Judicial District Court, Texas filed 1/9/98). On January 9, 1998, the City filed suit in Travis County District Court against 14 water quality protection zones (WQPZs) and their owners, including the Barton Creek

WQPZ challenging the
constitutionality of the legislation authorizing the creation of water quality zones. The District Court entered an order granting the City's motion for summary judgment and declared the WQPZ legislation unconstitutional. The District Court ruling was appealed to the Texas Supreme Court. On June 19, 2000, the Texas Supreme Court, in a 6 to 3 decision, affirmed the District Court's decision that the Texas Water Code Section 26,179 enabling the creation of the water quality protection zones is unconstitutional. A Motion for Reconsideration, filed by another party, was denied and the ruling is final.

     Circle C WQPZ Litigation: L.S. Ranch, Ltd. And Circle C Land Corp., v. The City of Austin, Texas, Cause No. 97-1048 (Hays County 207th Judicial District Court, Texas filed 10/31/97). Circle C Land Corp. filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any municipal utility district. In November 1997, Stratus sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. As a result of the Texas Supreme Court's decision in The City's WQPZ Action discussed above, the Third Court of Appeals reversed the Hays County District Court decision, finding the zone legislation unconstitutional. The ruling is final.

      The above two court decisions primarily affect our future development plans for certain areas within the southern portion of our Barton Creek community real estate. A significant portion of our properties contain grandfathered entitlements that are not subject to the development requirements currently in effect. We have initiated development plans for these areas that will meet the grandfathered ordinance requirements or current ordinances, as applicable.

    Although the proceedings discussed above have now all been resolved and we are no longer involved in any material litigation, we may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable.

Executive Officers of the Registrant
     Certain information, as of March 16, 2001, regarding our executive officers is set forth in the following table and accompanying text.

        Name                  Age     Position or Office
        ----                  ---     ------------------
William H. Armstrong III       36     Chairman of the Board, President
                                      and Chief Executive Officer
Kenneth N. Jones               41     General Counsel

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

                            PART II

Item  5.   Market  for  Registrant's Common  Equity  and  Related
Stockholder Matters
     Our common stock trades on Nasdaq under the symbol STRS.
The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq.

                        2000               1999
                    ------------      -------------
                     High   Low        High    Low
                    -----  -----      -----   -----
First Quarter       $4.75  $3.50      $4.63   $3.13
Second Quarter       5.13   4.00       5.00    2.88
Third Quarter        5.00   4.13       5.25    3.75
Fourth Quarter       5.03   4.00       4.88    3.75


     As of March 15, 2001 there were 7,685 holders of record of our common stock. We have not in the past paid, and do not anticipated in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 5.

Item 6.  Selected Financial Data
     The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2000. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. You should read the information in the table below together with Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and
Item 8. "Financial Statements and Supplemental Data."

                            2000      1999      1998     1997     1996a
                         --------  --------  --------  --------  --------
                              (In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues                 $ 10,099  $ 15,252  $ 18,535  $ 31,495  $    -
Loss from Partnership         -         -         -         -        (346)
Operating  income (loss)   (2,446)    3,350      (572)    3,907      (566)
Equity in unconsolidated
  affiliates' income
  (loss)                    1,372       307       (26)      -         -
Net income (loss)          14,222b    2,871    (2,638)    7,006c       76
Basic net income (loss)
  per share                  0.99      0.20     (0.18)     0.49      0.01
Diluted net income (loss)
  per share                  0.87      0.18     (0.18)     0.48      0.01
Basic average shares
  outstanding              14,295    14,288    14,288    14,288    14,286
Diluted average shares
  outstanding              16,711d   16,238d   14,288    14,517    14,390

At December 31:
Real estate and
  facilities, net          93,005    91,664    96,556   105,274       -

Investment in the
  Partnership                 -         -         -         -      56,055
Total assets              111,893   115,672   111,829   112,754    60,985
Long-term debt              8,440    16,562    29,178    37,118       -  e
Stockholders' equity       81,080    66,840    63,969    66,607    59,599


a. Prior to 1997, our operating results were reported under the equity basis of accounting, reflecting our investment in an operating partnership through which we conducted our operations (see Note 1).
b. Includes $14.3 million ($0.85 per share) associated with final settlement of our Circle C Municipal Utility District claim against the City of Austin (see Note 6).
c. Includes a $4.5 million ($0.31 per share) gain from sale of all remaining oil and gas property interests.
d. Assumes the redemption of our 1.7 million shares of outstanding mandatorily redeemable preferred stock for 1.7 million shares of common stock.
e. Long-term debt was not reflected in our consolidated financial position because our investment in the operating partnership was recorded under the equity method (see Note 1). The debt amount included in Investment in the Partnership was $58.3 million for 1996.

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

    Our principal real estate holdings are currently in the Austin, Texas area. Our most significant acreage includes approximately 2,300 acres of undeveloped residential, multi-family and commercial property located in southwest Austin within the Barton Creek community and 465 acres of undeveloped residential, multi-family and commercial property known as the Lantana project, located south of and adjacent to the Barton Creek community. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C community, also located in southwest Austin.

     We also own 120 acres of undeveloped residential property, which are under contract for sale during 2001, and 31 acres of undeveloped commercial and multi-family property located in Dallas, Houston and San Antonio, Texas, which are being activity marketed. Unaffiliated professional real estate developers who have been retained to provide master planning, zoning, permitting, development, construction and marketing services for the properties manage these real estate interests. Under the terms of these agreements, we fund operating expenses and development costs associated with these properties, net of revenues. Also, the developers are entitled to a management fee and a 25 percent interest in the net profits, after we recover our investments and a stated rate of return, resulting from the sale of properties under their management. As of December 31, 2000, no amounts have been or are expected to be paid in connection with these net profit arrangements.

Joint Ventures with Olympus Real Estate Corporation (Olympus)
     We have entered into three joint ventures with Olympus, an affiliate of Hicks, Muse, Tate & Furst Incorporated, pursuant to a strategic alliance entered into in May 1998 (see Note 2). All subsequent references to "Notes" refer to the Notes to Financial Statements located in Item 8, found elsewhere in this Annual Report on Form 10-K.

     Olympus owns a 50.1 percent interest and we own a 49.9 percent interest in each joint venture. The first two joint ventures were formed on September 30, 1998 and the third was formed in the third quarter of 1999. Subsequently, two of the joint ventures were expanded to encompass new projects. See Note 4 for financial information, including condensed income statement and balance sheet data, about our unconsolidated affiliates.

Barton Creek Joint Venture
     The first joint venture involved our sale of the Wimberly Lane tract within the Barton Creek community near Austin, Texas to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) on September 30, 1998. The Barton Creek Joint Venture agreed to pay $3.3 million for the 28-acre tract. We received $2.1 million, a note for $1.2 million and made an equity contribution of $0.5 million upon formation of the joint venture. In the transaction, we deferred $1.6 million of revenues and $0.6 million of related gain associated with our 49.9 percent ownership interest in the joint venture. As manager of the project, we secured a $3.9 million project loan facility for the joint venture. The initial proceeds from this facility were used to reimburse the $1.9 million of development costs that we incurred on the project prior to the formation of the joint venture. Subsequent borrowings on the facility were used to complete the development of 75 residential lots at the "Wimberly Lane" subdivision of Barton Creek. As developer, we completed 75 residential lots during the first quarter of 1999 and immediately began marketing the lots. As manager, we sold 42 of the Wimberly Lane lots during 1999 for $4.8 million, which enabled us to repay all the borrowings outstanding under the project loan facility and to partially fund the development of 54 additional lots in the "Escala Drive" subdivision of the Barton Creek Joint Venture (see below). We sold 30 additional Wimberly Lane residential lots during 2000 for $3.5 million. The three remaining Wimberly Lane lots are scheduled to close and fund by mid-2001.

     In December 1999, we sold the Barton Creek Joint Venture
174 acres of land encompassing 54 platted lots, within the "Escala Drive" subdivision of the Barton Creek community. Upon closing of the sale, we received $6.0 million and a $5.0 million note. We deferred $5.5 million of the $11.0 million of sales proceeds and $3.0 million of the $6.0 million related gain attributable to our ownership interest. The 54 lots, completed during the first half of 2000, were developed pursuant to the more restrictive development requirements of the city of Austin (the City). Each lot averages over three acres in size, making them the largest lots developed to date within the Barton Creek community. All of the lots have scenic hill country settings and some overlook the new Tom Fazio-designed "Fazio Canyons" golf course. The development of these lots was funded through the initial equity contributions of the partners and proceeds from sales of lots at the Wimberly Lane subdivision of the Barton
Creek Joint Venture (see above).  As manager, we sold 32 Escala
Drive lots for $14.0 million during 2000.   We expect the
remaining 22 lots will close and fund during 2001.

     As manager of the Barton Creek Joint Venture, we receive sales commissions and management fees for our services. We earned fees totaling $1.2 million in 2000 and $0.3 million in 1999 related to our Barton Creek Joint Venture activities. We also received a development fee upon completing the respective subdivisions in 1999 and 2000.

     The Barton Creek Joint Venture has distributed approximately $16.4 million to the partners as of December 31, 2000. Our share of these distributions, approximately $8.2 million, was initially recorded as a reduction of the related Barton Creek Joint Venture notes receivable ($6.2 million) and the related accrued interest ($0.7 million). The remaining $1.3 million of distribution proceeds represented a return of equity and reduced our investment in the Barton Creek Joint Venture. Future distributions will further reduce our investment in the Barton Creek Joint Venture, which at December 31, 2000 was $4.1 million.

Walden Partnership
     The second joint venture, also formed on September 30, 1998, involved us acquiring a 49.9 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owns the Walden on Lake Houston project in Houston, Texas, which Olympus purchased in April 1998. We have managed this project on Olympus' behalf under the terms of a management agreement since April 1998. We paid $2.0 million for our share of the Walden Partnership, borrowing funds available to us under the $10 million convertible debt facility with Olympus (see Note 2). We will continue to manage this property, which at December 31, 2000, included 497 developed lots and 80 acres of platted but undeveloped real estate, and receive management fees and commissions for our services. During the second quarter of 1998, we negotiated agreements with homebuilders providing for the sale of approximately 90 percent of the developed lots at that time. These agreements require the purchasers to close on the lots pursuant to a specific schedule that extends through 2002. As of December 31, 2000, 433 lots have already closed and funded under these agreements. The Walden Partnership project loan, which originally totaled $8.2 million, is nonrecourse to the partners and is secured by the assets of the project. At December 31, 2000, borrowings outstanding on this project loan totaled $1.7 million. In connection with obtaining the Walden Partnership project loan, we were required to make an initial restricted cash deposit of $2.5 million as additional collateral, of which $0.6 million was still restricted at December 31, 2000.

7000 West
     On August 16, 1999, we sold Olympus a 50.1 percent interest in the first 70,000 square foot office building (Phase I) of the planned 140,000 square foot Lantana Corporate Center (7000 West). Upon closing, we received $1.1 million and recognized a $0.5 million gain. We deferred our retained interest, or $0.5 million, of the sales proceeds and related gain associated with the sale of the 5.5 acres of commercial real estate associated with Phase I of the project. As developer, we completed construction on Phase I in November 1999, and as manager, we secured third party lease agreements that have fully occupied the building. During the first quarter of 2000, we completed a transaction admitting Olympus as our joint venture partner in the second 70,000 square foot office building (Phase II) at 7000 West. In this transaction, we finalized the second phase of a prior sale of an additional 5.5 acres of commercial real estate to the joint venture. Revenues from this sale of $1.1 million and the related gain of $0.9 million were deferred until construction and leasing of the building was completed, which occurred during the third quarter of 2000. At that time, we recognized $0.5 million related to Olympus' 50.1 percent share of the revenues and related gain. In our role as manager, we arranged for a $6.6 million project loan for 7000 West, which was utilized to construct Phase I. The construction of Phase II required additional financing, which was provided when we arranged for an additional $7.7 million of availability on the 7000 West development loan. The variable rate, non-recourse loan is secured by the 11 acres of land at 7000 West and both 70,000 square foot office buildings. The loan will mature in August 2001; however, we are actively pursuing a long-term financing agreement on behalf of 7000 West. At December 31, 2000, borrowings outstanding on this development loan totaled $12.0 million.

Stratus' Development Activities
     Development is progressing at several sections of the Barton Creek community including the preliminary development of new single-family homesites in the vicinity of the new Tom Fazio-designed "Fazio Canyons" golf course completed in September 1999. We expect that a number of these homesites will be available for sale during 2001.

     We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, adjoins the successful Escala Drive subdivision, which is owned by our Barton Creek Joint Venture (see above). Our development plan for the Mirador subdivision consists of 34 estate lots, averaging 3.5 acres in size, to be completed by mid-2001.

     We have received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana development and we commenced initial development activities at this site during the fourth quarter of 2000. Full development on the 170 acres is expected to consist of over 800,000 square feet of office and retail space and approximately 400 multi-family units. A 36.4-acre multi-family site was sold to an apartment developer in December 2000 and is currently under construction (see "Results of Operations" below).

Results of Operations
     We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

     Summary operating results follow (in thousands):

                                         2000      1999       1998
                                       -------   -------    -------
Revenues:
Undeveloped properties
     Unrelated parties                 $ 2,101   $ 3,279    $ 1,115
     Olympus                               533     6,020      1,651
     Recognition of deferred revenues    4,026       904        -
        Total undeveloped properties     6,660    10,203      2,766
Developed properties                       709     3,692     15,303
Commissions, management fees and other   2,730     1,357        466
Total revenues                         $10,099   $15,252    $18,535

Operating income (loss)                $(2,446)a $ 3,350a,b $  (572)a,b
Net income (loss)                       14,222c    2,871     (2,638)


a. Includes $0.5 million of recognized gain associated with the 7000 West (Phase II) transaction in 2000, $3.5 million of recognized gains associated with transactions involving the 7000 West (Phase I) and Barton Creek Joint Ventures in 1999 and a $0.6 million recognized gain in 1998 from the formation of the Barton Creek Joint Venture.
b. Includes reimbursement of infrastructure costs expensed in prior years of $2.8 million in 1999 and $0.8 million in 1998.
c. Includes $14.3 million of recognized gains associated with the settlement of our Circle C infrastructure reimbursement claim against the City (see "Non-Operating Results," Note 6 and Item 3. "Legal Proceedings").

     Our undeveloped property revenues include both sales of undeveloped real estate to unrelated parties and to our unconsolidated affiliates (see "Joint Ventures with Olympus Real Estate Corporation" above). When we sell real estate to an entity owned jointly with Olympus, we defer recognizing revenue from the sale related to our ownership interest until sales are made to unrelated parties. Our undeveloped properties revenues for 2000 primarily reflect the recognition of previously deferred revenues from the sale of undeveloped real estate to our unconsolidated affiliates. We recognized $4.0 million of previously deferred gains as a result of sales of 30 Wimberly Lane lots and 32 Escala Drive lots at the Barton Creek Joint Venture. Our remaining undeveloped properties revenues include the sale of one acre of multi-family property in San Antonio, Texas and the 36.4-acre multi-family Lantana tract in Austin, which was sold in December 2000 for $5.3 million. In the Lantana multi-family sales transaction, we deferred recognition on approximately $3.5 million of the sales proceeds, including $1.6 million of related gain which will be recognized pro-rata as development of the related infrastructure is completed. Our sales to Olympus included its 50.1 percent interest in the 5.5 acres of commercial real estate sold to 7000 West for construction of the second 70,000 square foot building. We sold all 24 of our remaining developed lots during 2000.

     Our 1999 undeveloped property revenues to unrelated parties included (1) the sale of 44 acres of residential property in Houston, (2) the sale of 34 acres of multi-family real estate in San Antonio and (3) the sale of 8 acres of multi-family real estate in Dallas. Sales of real estate to joint ventures with Olympus included the sale of 174 acres of residential property to the Barton Creek Joint Venture and the sale of 5.5 acres of commercial real estate to 7000 West (see "Joint Ventures with Olympus Real Estate Corporation" above). Our recognition of deferred revenues resulted from the sale of 42 Wimberly Lane developed lots by the Barton Creek Joint Venture. Sales of 75 single-family homesites represent our 1999 developed property revenues.

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

     Commissions, management fees and other income have increased steadily over the three-year period ending December 31, 2000, reflecting our efforts to expand this part of our business. The substantial revenues during 2000 primarily reflect our increased sales commissions from the Barton Creek Joint Venture. We sold lots at both the Escala Drive and Wimberly Lane subdivisions during 2000 and we sold the initial Wimberly Lane lots during 1999. Our management fees revenue for the past two years also includes our fees associated with the management of the 2,200-acre Lakeway project near Austin.

     Costs of sales were $8.8 million in 2000, $8.4 million in 1999 and $15.1 million in 1998. The increase in 2000 from 1999 primarily reflects the recognition of previously deferred costs related to the sales of land to the Barton Creek Joint Venture, which totaled $1.9 million in 2000 and $0.6 million in 1999.
This increase was partially offset by the reduction in sales during 2000. The decrease in 1999 from 1998 resulted from the reimbursement of certain infrastructure costs previously charged to expense or related to properties previously sold, which reduced cost of sales by $2.8 million during 1999 and $0.8 million in 1998. Additionally, the variance also reflects the substantial reduction in sales, particularly those related to the sales of developed lots.

     Our general and administrative expenses totaled $3.7 million in 2000, $3.5 million in 1999 and $4.0 million in 1998. Our general and administrative expenses over the past three years reflect increasing costs associated with our managerial and administrative duties, primarily those associated with our unconsolidated operations. This increase was partially offset by reduced legal expenses, which totaled $0.5 million in 2000 compared to $0.8 million in 1999 and $1.5 million during 1998. Legal costs have been decreasing as we worked to resolve our Circle C disputes with the City, which have been settled (see "Non-Operating Results" and "Capital Resources and Liquidity" below).

Non-Operating Results
     Net interest expense totaled $1.3 million in 2000, $0.8 million in 1999 and $2.0 million in 1998 (see Note 5).
Capitalized interest totaled $1.3 million in 2000, $1.2 million in 1999 and $0.4 million in 1998.

     In March 2000, the City approved a settlement agreement involving disputes between the City and other Austin-area real estate developers and landowners concerning the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C Municipal Utility Districts (MUD) and the dissolution of the four MUDs have been dismissed with prejudice. Accordingly, the City's cumulative partial payments of our Circle C MUD reimbursement claim, totaling $10.5 million, were no longer subject to a repayment contingency and we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle C. In December 2000, we received an additional $6.9 million, including $0.6 million of interest, from the City as full and final settlement of the City's obligations in this matter. We recorded the proceeds as a gain during the fourth quarter of 2000. Also see Item 3. "Legal Proceedings" for further discussion concerning our legal matters.

    We previously accrued liabilities totaling $5.1 million in the connection with the previous operation of certain oil and gas properties that were sold during 1993. During 2000, management completed a review of these amounts and determined that current conditions warranted reversal of $2.1 million of these accruals. Accordingly, other income of $2.1 million is reflected in the Statement of Operations for the year ending December 31, 2000. The remaining liability represents our indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993. We accrued $3.0 million relating to this liability at the time of the purchase, which is included in "Other liabilities" in the accompanying balance sheet. We periodically assesses the reasonableness of amounts recorded for this liability through the use of information provided by the owner of the property, including its net production revenues. The carrying value of this liability may be adjusted or eliminated, as additional information becomes available.

Capital Resources and Liquidity
     Net cash provided by operating activities totaled $17.9 million in 2000, $20.6 million in 1999 and $11.1 million in 1998. The decrease in 2000 compared with 1999 reflects our receipt of $7.1 million from the City in settlement of our Circle C infrastructure reimbursement claim in 2000 compared with the $10.3 million we received from the City as partial settlement of our claim during 1999 (see below and Item 3. "Legal Proceedings"). The decrease also reflects our reduced sales activity during 2000. The 2000 decrease was partially offset by receipt of $6.5 million from the Barton Creek Joint Venture in fulfillment of its remaining obligations to us under terms of its initial land purchases in 1999 and 1998 (see "Joint Ventures with Olympus Real Estate Corporation" above). We also received distributions from our unconsolidated affiliates totaling $1.4 million, which represents a return on our equity investment in the joint ventures. The increase during 1999 compared to 1998 resulted primarily from the $10.3 million partial settlement from the City. The increase also reflects our receipt of previously expensed infrastructure cost reimbursements totaling $2.8 million during 1999 compared to $0.8 million for similar reimbursements in 1998. The increase was partially offset by the decrease in sales revenues during 1999.

     Net cash used in investing activities totaled $5.4 million in 2000, $8.9 million in 1999 and $8.8 million in 1998. Investing activities for all three years reflect real estate and facilities capital expenditure payments, net of any related capitalized MUD reimbursements. In addition, 1999 investing activities included a $0.4 million additional investment in the Walden Partnership. Our 1998 investing activities include a $2.5 million investment in two joint ventures (see "Joint Ventures with Olympus Real Estate Corporation" above and Note 4). Real estate and facility capital expenditures have been moderate, reflecting the constraints on our development activities resulting from disputes with the City and others. Additionally, our joint ventures' capital expenditures are not reflected directly in the accompanying financial statements, as the joint ventures' results are presented using the equity method of accounting (see Note 1).

     Financing activities used cash totaling $8.4 million in 2000 and $12.9 million in 1999 and provided cash of $2.1 million in 1998. We reduced our net outstanding borrowings by $8.5 million in 2000, $12.9 million in 1999 and $7.9 million in 1998. Our net reductions in outstanding borrowings included proceeds of $0.4 million during 1999 and $2.0 million during 1998 from borrowings on our convertible debt facility with Olympus (see Note 2). Additionally, our financing activities during 1998 reflect $10.0 million from the issuance of mandatorily redeemable preferred stock (see Note 3). The mandatorily redeemable preferred stock proceeds were used to reduce outstanding bank debt, and the convertible debt proceeds were used to fund our investment in the Walden Partnership (see Note 4).

     On October 29, 1999, the City agreed to pay us $9.8 million, including interest of $1.0 million, as partial payment of our Circle C MUD reimbursement claim. We received a total of $10.3 million of partial payments from the City on our Circle C MUD reimbursement claim through December 31, 1999. We received a total of $7.1 million of additional settlement proceeds from the City in 2000, including its final settlement payment of $6.9 million (including interest of $0.6 million) in December 2000.
We used all $17.4 million of these proceeds to reduce our borrowings outstanding under the applicable credit facilities.

     Sales, limited development expenditures and the receipt of the settlement proceeds related to our Circle C MUD reimbursement claim enabled us to generate cash flow during the three years ended December 31, 2000. We used these operating cash flows to reduce our outstanding debt from $37.1 million at December 31, 1997 to $8.4 million at December 31, 2000. Historically, our funding needs were met largely from borrowings under revolving credit facilities and term loan agreements, which have been renegotiated over the past two years (see below and Note 5).

     In December 1999, we established a new bank credit facility with Comerica Bank-Texas, which provided for a term loan and a revolving line of credit. We borrowed $20 million under the term loan portion of the facility and used the proceeds to repay all borrowings outstanding under our previous credit facility. The facility also made available up to an additional $10 million of borrowings under a revolving line of credit. In December 2000, we used the proceeds from our Lantana multi-family tract sale (see "Results of Operations") to repay all remaining borrowings outstanding under the existing Comerica facility and then negotiated an expanded $30 million credit facility with Comerica, with improved terms and a December 16, 2002 maturity. The new facility consists of a $20 million revolving line of credit available for general corporate purposes and a $10 million term loan commitment especially designed for potential future redemption obligations related to our mandatorily redeemable equity securities held by Olympus (see Note 3). At December 31, 2000, we had $0.4 million of borrowings outstanding on the facility, which were repaid in full in early January 2001. Borrowings outstanding on our Comerica facility totaled $1.5 million as of February 28, 2001.

     Under the terms of the Comerica facility, we are required to carry an interest reserve account with the bank. The amount in this account must be sufficient to carry the potential debt service for both the term loan and the revolving line of credit for the ensuing twelve month period, adjusted quarterly. At December 31, 2000, the amount required to be included in the interest reserve account totaled approximately $2.0 million.
This amount can be funded directly or treated as a reduction of our availability under the revolving line of credit. As of December 31, 2000, we had funded $1.1 million into the interest reserve account and the remaining $0.9 million needed to meet the $2.0 million requirement reduced our availability under the revolving line of credit to $19.1 million. We are able to withdraw amounts funded into the interest reserve account as needed.

     In December 2000, we also borrowed $5.0 million under a new five-year unsecured term loan from First American Asset
Management (Note 5). The proceeds of the loan are being used to fund our operations and for other general corporate purposes. We also have $3.0 million of borrowings outstanding on our convertible debt facility with Olympus (see Note 2).

     We have pursued various financing arrangements available through our relationship with Olympus. On September 30, 1998, the Walden Partnership, an unconsolidated subsidiary in which we own
49.9 percent, (see "Joint Ventures with Olympus Real Estate Corporation" above and Note 4), entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. The three-year, variable rate loan is secured by the assets of the Walden Partnership and is nonrecourse to the partners. In addition, we secured the loan with a restricted cash deposit (see discussion below). Interest is payable monthly and is based on the bank's prime rate or the LIBOR rate at the Walden Partnership's option. In October 1998, the Walden Partnership borrowed $6.1 million on this loan and used the proceeds to repay its outstanding bank debt associated with land acquisition and development costs incurred on the project. At December 31, 2000, borrowings outstanding on this project loan totaled $1.7 million. Restricted cash deposited with the bank for the Walden Partnership project loan totaled $0.6 million at December 31, 2000 and $1.5 million at December 31, 1999.

     In April 1999, we and one of our wholly owned subsidiaries finalized a $6.6 million project development loan facility with Comerica Bank-Texas for the development of the first 70,000 square foot office building at the 140,000 square foot Lantana Corporate Center (7000 West). In August 1999, as part of the joint venture agreement with Olympus, we sold a 50.1 percent interest in the subsidiary that held the project loan. Accordingly, the project loan is now recorded by the joint venture (see "Joint Ventures with Olympus Real Estate Corporation" above and Note 4). In the first quarter of 2000, as manager of the 7000 West project, we obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct the second 70,000 square foot office building at the site. The variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate at 7000 West and the two completed office buildings. The loan will mature in August 2001; however, we are actively pursuing long term financing options for the project. At December 31, 2000, borrowings outstanding on the project development facility totaled $12.0 million.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in the area of our properties, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements.
As discussed in "Cautionary Statements" located elsewhere in this Annual Report on Form 10-K, our financial condition and results of operations are highly dependent upon the market conditions in Austin. Currently the Austin real estate market appears to be experiencing a slowdown, which will likely affect our near-term results. We cannot at this time project how long or to what extent this current slowdown will last in Austin.

     Significant development expenditures must be incurred and permits secured for certain of our Austin area properties prior to their eventual sale. In June 2000, the Texas Supreme Court ruled that the legislation creating water quality protection zones was unconstitutional (see Item 3. "Legal Proceedings"). This decision primarily affects development of the southern
portion of our Barton Creek property.   We have initiated plans
that will meet development requirements under existing laws and regulations. Certain of our properties benefit from grandfathered entitlements that are not subject to the development requirements currently in effect. We continue to have a positive and cooperative dialogue with the City concerning land use and development permit issues.

     We are continuing to pursue additional development and management fee opportunities, both individually and through our existing relationships with institutional capital sources. We also believe that we can obtain bank financing at a reasonable cost for developing our properties. However, obtaining land acquisition financing is generally expensive and uncertain.

     In February 2001, our Board of Directors authorized an open market stock purchase program for up to 1.4 million shares of our common stock representing approximately 10 percent of our then outstanding common stock. The purchases may occur over time depending on many factors: including the market price of our common stock; our operating results, cash flow and financial position; possible redemption of the mandatorily redeemable preferred stock held by Olympus; and general economic and market conditions.

Disclosures About Market Risks
     We derive our revenues from the management, development and sale of our real estate holdings. Our net income can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we do not hedge our exposure to changes in interest rates. Based on the bank debt outstanding at December 31, 2000, a change of 100 basis points in applicable annual interest rates would have an approximate $0.1 million impact on year 2001 net income.

Environmental
     Increasing emphasis on environmental matters is likely to result in additional costs. Our future operations may require substantial capital expenditures, which could adversely affect the development of our properties and results of operations. Additional costs will be charged against our operations in future periods when such costs can be reasonably estimated. We cannot at this time accurately predict the cost associated with future environment obligations.

Cautionary Statement
     Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and the anticipated outcome of the litigation and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under Item 1, "Cautionary Statements."

Item 8.  Financial Statements and Supplementary Data

                      REPORT OF MANAGEMENT

     Stratus Properties Inc. (Stratus) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management's informed judgments and estimates.

     Stratus maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by Stratus' internal auditors, PricewaterhouseCoopers LLP. In accordance with auditing standards generally accepted in the United States, Stratus' independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

     The Board of Directors, through its Audit Committee composed solely of independent non-employee directors, is responsible for overseeing the integrity and reliability of Stratus' accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

                                    William H. Armstrong III
                                    Chairman of the Board, President
                                    and Chief Executive Officer


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS PROPERTIES INC.:

     We have audited the accompanying balance sheets of Stratus Properties Inc. (a Delaware Corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flow for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flow for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                    /s/Arthur Andersen LLP
Austin, Texas
January 25, 2001

                     STRATUS PROPERTIES INC.
                         BALANCE SHEETS

                                                  December 31,
                                              -------------------
                                                2000       1999
                                              --------   --------
                                                 (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
  restricted cash of $0.6 million and
  $2.1 million, respectively (Notes 4 and 5)  $  7,996   $  3,964
Accounts receivable:
  Property sales                                    43        149
  Other                                            553      1,160
Prepaid expenses                                   218        375
                                              --------   --------
  Total current assets                           8,810      5,648
Real estate and facilities, net (Note 6)        93,005     91,664
Investments in and advances to
 unconsolidated affiliates (Note 4)              7,596      7,254
Other assets, including related
 party receivable (Note 4)                       2,482     11,106
                                              --------   --------
Total assets                                  $111,893   $115,672
                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities      $  1,920   $    900
Accrued interest, property taxes and other       1,486      1,537
                                              --------   --------
 Total current liabilities                       3,406      2,437
Long-term debt (Note 5)                          8,440     16,562
Other liabilities                                8,967     19,833
Mandatorily redeemable preferred stock (Note 3) 10,000     10,000
Stockholders' equity:
Preferred stock, par value $0.01,
  50,000,000 shares authorized and unissued        -          -
Common stock, par value $0.01, 150,000,000
  shares authorized, 14,298,270 and 14,288,270
  issued and outstanding, respectively             143        143
Capital in excess of par value of common stock 176,465    176,447
Accumulated deficit                            (95,528)  (109,750)
                                              --------   --------
  Total stockholders' equity                    81,080     66,840
                                              --------   --------
Total liabilities and stockholders' equity    $111,893   $115,672
                                              ========   ========

The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                    STATEMENTS OF OPERATIONS

                                          Years Ended December 31,
                                        ---------------------------
                                          2000      1999      1998
                                        -------   -------   -------
                                          (In Thousands, Except
                                           Per Share Amounts)
Revenues                                $10,099   $15,252   $18,535
Costs and expenses:
Cost of sales                             8,810     8,395    15,063
General and administrative expenses       3,735     3,507     4,044
                                        -------   -------   -------
  Total costs and expenses               12,545    11,902    19,107
                                        -------   -------   -------
Operating income (loss)                  (2,446)    3,350      (572)
Gains on settlement of Circle C
  municipal utility district
  infrastructure reimbursement
  claim (Note 10)                        14,295       -         -
Other income, net (Note 10)               2,677       133        66
Interest expense, net                    (1,280)     (789)   (2,019)
                                        -------   -------   -------
Income (loss) before income taxes
  and equity in
  unconsolidated affiliates              13,246     2,694    (2,525)
Income tax provision                       (396)     (130)      (87)
Equity in unconsolidated
  affiliates' income (loss)               1,372       307       (26)
                                        -------   -------   -------
Net income (loss)                       $14,222   $ 2,871   $(2,638)
                                        =======   =======   =======

Net income (loss) per share:
  Basic                                   $0.99     $0.20    $(0.18)
                                        =======   =======   =======
  Diluted                                 $0.87     $0.18    $(0.18)
                                        =======   =======   =======

Average shares outstanding:
  Basic                                  14,295    14,288    14,288
                                        =======   =======   =======
  Diluted                                16,711    16,238    14,288
                                        =======   =======   =======


                     STRATUS PROPERTIES INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands)

                                                Capital
                                                   in
                                                 Excess
                           Preferred   Common    of Par   Accumulated
                             Stock     Stock     Value      Deficit      Total
                            -------    -------  --------   ---------    -------
Balance at January 1, 1998   $ -       $   143  $176,447   $(109,983)   $66,607
 Net loss                      -           -         -        (2,638)    (2,638)
                             -----     -------  --------   ---------    -------
Balance at December 31, 1998   -           143   176,447    (112,621)    63,969
 Net income                    -           -         -         2,871      2,871
                             -----     -------  --------   ---------    -------
Balance at December 31, 1999   -           143   176,447    (109,750)    66,840
 Stock options exercised       -           -          18         -           18
 Net income                    -           -         -        14,222     14,222
                             -----     -------  --------   ---------    -------
Balance at December 31, 2000 $ -       $   143  $176,465   $ (95,528)   $81,080
                             =====     =======  ========   =========    =======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                     STATEMENTS OF CASH FLOW

                                             Years Ended December 31,
                                           -----------------------------
                                             2000       1999      1998
                                           --------   --------   -------
                                                   (In Thousands)
Cash flow from operating activities:
Net income (loss)                          $ 14,222   $  2,871   $(2,638)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization                 129         87        76
  Cost of real estate sales                   1,369     10,018    14,989
  Equity in (income) loss of
   unconsolidated affiliates                 (1,372)      (307)       26
  Gain from previously deferred Circle C
   reimbursements                            (7,430)       -         -
  Reduction of other liability (Note 10)     (2,140)       -         -
  (Increase) decrease in working capital:
    Accounts receivable and prepaid expenses  1,966        600       620
    Accounts payable, accrued liabilities
     and other                                  839         (7)     (575)
Proceeds from Circle C municipal utility
  reimbursement                                 -       10,262       -
Long term receivable and other               10,338     (2,914)   (1,422)
                                           --------   --------   -------
Net cash provided by operating activities    17,921     20,610    11,076
                                           --------   --------   -------

Cash flow from investing activities:
Real estate and facilities                   (5,447)    (8,554)   (6,346)
Investment in Barton Creek Joint Venture        -          -        (494)
Investment in Oly Walden Partnership            -         (376)   (1,999)
                                           --------   --------   -------
Net cash used in investing activities        (5,447)    (8,930)   (8,839)
                                           --------   --------   -------

Cash flow from financing activities:
Borrowings (repayments) on
 credit facilities, net                         392    (27,118)   (9,940)
Proceeds from term loan                       5,000     20,000       -
Repayments of term loan                     (13,852)    (6,143)      -
Proceeds from the exercise of stock options      18        -         -
Proceeds from convertible debt facility         -          376     1,999
Proceeds from preferred stock issuance          -          -      10,000
                                           --------   --------   -------
Net cash provided by (used in)
 financing activities                        (8,442)   (12,885)    2,059
                                           --------   --------   -------
Net increase (decrease) in cash
 and cash equivalents                         4,032     (1,205)    4,296
Cash and cash equivalents at
 beginning of year                            3,964      5,169       873
                                           --------   --------   -------
Cash and cash equivalents at end of year   $  7,996   $  3,964   $ 5,169
                                           ========   ========   =======

Interest paid                              $  1,631   $  1,716   $ 2,338
                                           ========   ========   =======

Income taxes paid (refunded)               $    142   $     14   $  (118)
                                           ========   ========   =======


The accompanying notes, which include information in Notes 2, 4, 7, 9 and 10 regarding noncash transactions, are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
Basis of Accounting. The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted in Austin and other urban areas of Texas through its wholly owned subsidiaries and through certain joint ventures (see "Investments in Unconsolidated Affiliates" below). Prior to 1997, Stratus used the equity method of accounting because the general partner of the general partnership through which Stratus conducted its operations had certain rights regarding its operations and guaranteed Stratus' long-term debt. Stratus purchased its general partner's interest and removed the general partner's debt guarantee in December 1997. Accordingly, the accompanying financial statements and related notes reflect the Stratus' financial position and results of operations under consolidation accounting effective January 1, 1997.

Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2000 presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include valuation allowances for deferred tax assets, estimates of future cash flows from development and sale of real estate properties, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Financial Instruments. The carrying amounts of receivables, other current assets, accounts payable and long-term borrowings reported in the balance sheet approximate fair value.

Earnings Per Share. The following table is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share
(in thousands, except per share amounts):

                                               Years Ended December 31,
                                             ----------------------------
                                               2000      1999      1998
                                             -------    -------   -------
Basic net income per share of common stock:
Net income (loss)                            $14,222    $ 2,871   $(2,638)
                                             =======    =======   =======
Weighted average common shares outstanding    14,295     14,288    14,288
                                             -------    -------   -------
Basic net income per share of common stock     $0.99      $0.20    $(0.18)
                                               =====      =====    ======

Diluted net income (loss) per share
 of common stock:
Net income (loss)                            $14,222    $ 2,871   $(2,638)
Add:  Interest expense from assumed
  conversion of convertible debt, net of
  income tax effect                              331        -         -
                                             -------    -------   -------
                                             $14,553    $ 2,871   $(2,638)
                                             =======    =======   =======

Weighted average common shares outstanding    14,295     14,288    14,288
Dilutive stock options                           288        238       -
Assumed redemption of preferred stock          1,712      1,712       -
Assumed conversion of convertible debt           416        -         -
                                             -------    -------   -------
Weighted average common shares outstanding
  for purposes of calculating diluted net
  income (loss) per share                     16,711     16,238    14,288
                                             -------    -------   -------

Diluted net income (loss) per share            $0.87      $0.18    $(0.18)
                                               =====      =====    ======


    Interest accrued on the convertible debt outstanding totaled approximately $338,000 in 2000, $270,000 in 1999 and $61,000 in
1998. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through December 31, 2000. Although the debt was convertible into 370,000 shares in 1999, it was excluded from the diluted net income per share calculation because the effect of an assumed redemption of convertible debt was anti-dilutive. In 1998, Stratus' diluted loss per share calculation excluded the effects of options outstanding that represented 275,000 shares of common stock in 1998, the conversion of its mandatorily redeemable preferred stock into 1.7 million shares of common stock and its debt convertible into 282,000 shares because of the loss during the year.

    Stock options outstanding to purchase approximately 546,000 shares of common stock at an average exercise price of $5.48 per share in 2000, and options representing approximately 295,000 shares of common stock at an average exercise price of $6.14 per share for both 1999 and 1998, were excluded from the diluted net income (loss) per share calculations because their average exercise prices were higher than the average market price for the years presented.

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

    When events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. If projected undiscounted cash flow from the asset is less than the related carrying amount then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. No impairment losses are reflected in the accompanying financial statements.

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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Stratus adopted SFAS 133 effective January 1, 2001, with its adoption having no impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 became effective in the fourth quarter of 2000. The adoption of SAB 101 had no material effect on Stratus' financial position or results of operations.

2. Olympus Transaction
On May 22, 1998, Stratus and Olympus Real Estate Corporation (Olympus), an affiliate of Hicks, Muse, Tate & Furst Incorporated, formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. Olympus has the right to nominate one member or up to 20 percent of Stratus' Board of Directors, whichever is greater. Currently, Stratus has fixed the number of its Board of Directors at four members, with one member being nominated by Olympus.

     The $10 million mandatorily redeemable preferred stock was issued at a stated value of $5.84 per share, the average closing price of Stratus' common stock during the 30 trading days ended March 2, 1998. Stratus used the proceeds from the sale of these securities to repay debt. For further discussion about mandatorily redeemable preferred stock, see Note 3 below.

     The $10 million convertible debt facility is available to Stratus in whole or in part until May 22, 2004 and is intended to fund Stratus' equity investment in new Stratus/Olympus joint venture opportunities involving properties not currently owned by Stratus. On September 30, 1998, Stratus borrowed $2.0 million under this convertible debt facility to fund its investment in the Oly Walden General Partnership (Walden Partnership) (see Note
4). During the third quarter of 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. Interest under this facility accrues at 12 percent and is payable quarterly or added to principal at Olympus' option. Through December 31, 2000, Olympus had elected to add the interest to principal, resulting in an outstanding amount on the facility of approximately $3.0 million. Outstanding principal under the facility is convertible at any time by the holder into Stratus' common stock at a conversion price of $7.31, which is 125 percent of the average closing price of Stratus' common stock during the 30 trading days ended March 2, 1998. If not converted into common stock, the convertible debt matures on May 22, 2004. If the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, Stratus must pay Olympus additional interest upon retirement of the convertible debt in an amount necessary to yield a 15 percent annual return. The convertible debt is nonrecourse to Stratus and will be secured solely by Stratus' interest in Stratus/Olympus joint venture opportunities financed with the proceeds from the convertible debt.

     Through May 22, 2001, Olympus has agreed to make available up to $50 million, of which it had invested approximately $13.4 million as of December 31, 2000, for its share of capital for direct investments in Stratus/Olympus joint acquisition and development activities. In return, Stratus has provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by Stratus, as well as development opportunities on existing properties in which Stratus seeks third-party equity participation.

3.  Mandatorily Redeemable Preferred Stock
Stratus has outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.84 per share.
Each share of preferred stock will share dividends and distributions, if any, ratably with Stratus' common stock. The preferred stock is redeemable at the holder's option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the "common stock equivalent value") or, at Stratus' option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any. The preferred stock must be redeemed no later than May 22, 2004. Stratus has the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations. See Note 5 for disclosure of a loan commitment specifically designated to meet the potential future redemption obligations related to these shares of preferred stock.

4.   Investment in Unconsolidated Affiliates
Stratus has investments in three joint ventures.  Stratus owns a
49.9 percent interest in each joint venture and Olympus owns the remaining 50.1 percent interest. Accordingly, Stratus accounts for its investments in the joint ventures utilizing the equity method of accounting. Stratus develops and manages each project undertaken by the joint ventures and receives development fees, sales commissions, and other management fees for its services.

     On September 30, 1998, Stratus entered into two separate joint ventures with Olympus. The first provided for the development of 75 residential lots at the Barton Creek subdivision known as Wimberly Lane. In this transaction, Stratus sold land to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), for approximately $3.3 million. Stratus deferred its equity interest in the sale, or $1.6 million, for financial accounting purposes, which is being recognized ratably as the developed lots are sold to unrelated third parties. Upon closing, Stratus received $2.1 million and a $1.2 million note and invested approximately $0.5 million in the now fully developed project. In December 1999, Stratus sold 174 acres of land encompassing 54 platted lots within the Barton Creek Escala Drive subdivision to the Barton Creek Joint Venture for $11.0 million. Upon the closing of the sale, Stratus received $6.0 million and a $5.0 million note. Stratus deferred $5.5 million of the $11.0 million of sales proceeds and $3.0 million of the $6.0 million related gain attributable to our ownership interest. Stratus is recognizing these deferred amounts as the lots in the fully developed Escala Drive project are sold to unrelated third parties. Stratus, as manager of the project, sold 30 Wimberly Lane lots and 32 Escala Drive lots in 2000 and 42 Wimberly Lane
lots during 1999.   Stratus recognized previously deferred gains
totaling $2.1 million in 2000 and $0.3 million in 1999 as a result of the Barton Creek Joint Venture's lot sales. Deferred gains remaining to be recognized from Barton Creek Joint Venture lot sales totaled $1.2 million at

December 31, 2000.

     In connection with its lots sales during both 2000 and 1999, the Barton Creek Joint Venture has distributed a total of $16.4 million to the partners. Stratus' portion of the distributions, approximately $8.2 million, have been recorded as a repayment of the Barton Creek notes receivable and related accrued interest ($6.9 million) and a $1.3 million reduction of its investment in the Barton Creek Joint Venture. All future distributions by the Barton Creek Joint Venture will reduce Stratus' investment in the joint venture as a return of partners' capital.

     The second transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project (Walden). Olympus originally purchased Walden in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property. Stratus has served as manager of this project since Olympus' purchase. Stratus acquired its interest in the Walden Partnership for $2.0 million of borrowings under its convertible debt facility with Olympus (see
Note 2). On September 30, 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. The Walden project had 497 developed lots and 80 acres of undeveloped property remaining at December 31, 2000. As of December 31, 2000, the Walden Partnership had not yet made any distributions to the partners.

     Stratus negotiated an $8.2 million project development loan for the Walden Partnership, which is nonrecourse to the partners and is secured by the Walden Partnership's assets. At December
31, 2000, borrowings of $1.7 million were outstanding on the project loan. The loan also required that a wholly owned subsidiary of Stratus deposit a total of $2.5 million of restricted cash with the bank as additional collateral. The project loan agreement for the Walden Partnership permits a $0.30 reduction of this restricted cash deposit for every $1.00 of principal repaid on the Walden Partnership loan. At December 31, 2000, Stratus had approximately $0.6 million of restricted cash associated with this agreement.

    On August 16, 1999, Stratus sold Olympus a 50.1 percent interest in a 70,000 square foot office building, which is the first phase of the 140,000 square foot Lantana Corporate Center (7000 West). Stratus received $1.1 million upon closing and recognized a $0.5 million gain relating to Olympus' ownership interest in the building. Stratus deferred its retained interest, or $0.5 million, of the sales proceeds and related gain resulting from the sale of the 5.5 acres of commercial real estate associated with Phase I of the project. As developer, Stratus completed construction on the first building in November 1999 and as manager has secured lease agreements which have fully occupied the building. During the first quarter of 2000, Stratus completed a second sale of 5.5 acres of commercial real estate to 7000 West, which was used as the site for the second 70,000 square foot office building (Phase II). Upon completion and leasing of Phase II during the second quarter of 2000, Stratus recognized the $0.5 million of the revenues and related gain associated with
Olympus' ownership interest in 7000 West.   The 7000 West Joint
Venture has distributed approximately $0.1 million to the partners, which has been recorded as a reduction of Stratus' investment in 7000 West.

    Funds for the construction of the first building at 7000 West were provided by a $6.6 million project loan that Stratus negotiated in April 1999. During the first quarter of 2000, as manager of the 7000 West project, Stratus obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct Phase II. The variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate and the two completed office buildings at 7000 West and is scheduled to mature in August 2001. At December 31, 2000, borrowings outstanding on the 7000 West development loan totaled $12.0 million.

     The summarized unaudited financial information of Stratus' unconsolidated affiliates as of December 31, 2000 and 1999, and for the years then ended, and as of December 31, 1998 and for the period from inception (September 30, 1998) to December 31, 1998, follows (in thousands):

                                 Barton Creek    Walden     7000
                                Joint Venture Partnership   West     Total
                                ------------- ----------- --------  -------
Earnings data
 (year ended December 31, 2000):
Revenues                           $17,454     $ 2,396    $ 1,357   $21,207
Operating income (loss)              4,461      (1,074)      (909)    2,478
Net income (loss)                    4,580      (1,007)      (909)    2,664
Stratus' equity in net income (loss) 2,286        (460)a     (454)    1,372

Earnings data
 (year ended December 31, 1999):
Revenues                             4,787       2,993         21     7,801
Operating income (loss)              1,039        (510)       (83)      446
Net income (loss)                    1,039        (485)       (74)      480
Stratus' equity in net income (loss)   518        (174)a      (37)      307

Earnings data
 (inception to December 31, 1998):
Revenues                               -           875        -         875
Operating loss                         -           (75)       -         (75)
Net loss                               -           (51)       -         (51)
Stratus' equity in net loss            -           (26)       -         (26)

Balance sheet data
 (at December 31, 2000):
Current assets                     $ 3,227     $   501    $ 1,490   $ 5,218
Real estate and facilities, net      5,181       7,350     14,696    27,227
Total assets                         8,408       7,851     16,186    32,445
Current liabilities                    177       1,946     12,635    14,758
Total liabilities                      177       8,124b    12,635    20,936
Net assets (liabilities)             8,231        (273)     3,551    11,509
Stratus' equity in net assets
 (liabilities)                       4,107        (136)     1,772     5,743

Balance sheet data
 (at December 31, 1999):
Current assets                       2,328       1,207      1,069     4,604
Real estate and facilities, net     15,880       8,788      7,584    32,252
Total assets                        18,482      10,094      8,999    37,575
Current liabilities                    261       2,722        773     3,756
Total liabilities                   12,180       9,355b     5,637    27,172
Net assets                           6,302         740      3,362    10,404
Stratus' equity in net assets        3,145         369      1,678     5,192


a. Includes recognition of deferred income $42,000 in 2000 and $67,000 in 1999, representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Stratus will recognize the remaining difference as the related real estate is sold. At December 31, 2000, Stratus had $228,000 of remaining unrecognized Walden Partnership deferred income
b.   Includes a $2.1 million note payable to Stratus.

5.  Long-Term Debt

                                                     December 31,
                                                   ----------------
                                                    2000      1999
                                                   ------   -------
                                                    (In Thousands)
  Comerica facility, average rate 9.5% in 2000
    and 9.5% in 1999                               $  397   $13,857
  Unsecured term loan, average rate 9.25% in 2000   5,000       -
  Convertible debt facility with Olympus,
    average rate 12.0% in 2000 and 1999 (Note 2)    3,043     2,705
                                                   ------   -------
                                                   $8,440   $16,562
                                                   ======   =======

    Stratus had a commercial bank credit facility that provided for borrowings of up to $35 million through December 31, 1999. Borrowings on this facility yielded an average rate of 5.6 percent in 1999. In December 1999, Stratus negotiated a new facility agreement with Comerica Bank-Texas. The new facility provided for a $20 million term loan and a $10 million revolving line of credit. Stratus borrowed $20 million under the term loan portion of the facility and used the proceeds to repay all outstanding borrowings under a previous credit facility

(discussed above), which was then terminated. This retirement of the previous credit facility removed the third-party guarantee of Stratus' indebtedness (Note 1). As consideration for the guarantee, Stratus paid the guarantor an annual fee, which totaled $0.2 million in both 1999 and 1998. In December 2000, Stratus repaid all remaining borrowings outstanding under the existing Comerica facility and then negotiated an expanded $30 million facility arrangement, which will mature on December 16, 2002. Under terms of the new agreement, Stratus now has availability of $20 million under a revolving line of credit and a $10 million term loan commitment specifically designated for potential future redemption obligations related to Stratus' mandatorily redeemable preferred stock held by Olympus (Note 3).

     Interest on the Comerica facility is variable and accrues at either the lender's prime rate plus 1 percent or LIBOR plus 250 basis points at Stratus' option. The term loan and revolving line of credit contain certain customary restrictions and are secured by a lien on all of Stratus' real property assets, its interests in unconsolidated affiliates and the future receipt of municipal utility district reimbursements and other infrastructure receivables. The credit facility also contains covenants, which prohibit the payment of dividends and impose certain other restrictions. Stratus also is required to deposit funds into an interest reserve account with the bank. The amount in this account must be sufficient to carry the potential debt service for both the term loan and the revolving line of credit for the ensuing twelve-month period, adjusted quarterly. The amount of the interest reserve totaled approximately $2.0 million at December 31, 2000. The amount can be funded directly by Stratus or by reducing Stratus' availability under the revolving line of credit. As of December 31, 2000, Stratus has funded the interest reserve account by depositing $1.1 million into the account and by reducing its availability under the revolving line of credit by $0.9 million, which reduced Stratus' availability to $19.1 million. Stratus is able to withdraw any of the proceeds
it deposits into the interest reserve account.   At December 31,
1999, Stratus had deposited $0.6 million within a Comerica restricted account.

    Also in December 2000, Stratus entered into a five-year unsecured term loan from First American Asset Management. Interest on the loan, which matures on January 1, 2006, accrues at an annual rate of 9.25 percent and is payable monthly. The proceeds of the loan will be used to fund Stratus' ongoing operations and for other general corporate purposes.

    Capitalized interest totaled $1.3 million in 2000, $1.2 million in 1999 and $0.4 million in 1998.

6.  Real Estate

                                                  December 31,
                                                ----------------
                                                  2000     1999
                                                -------  -------
                                                 (In Thousands)
Land held for development or sale:
Austin, Texas area, net of accumulated
   depreciation of $189,000 for 2000
   and $209,000 for 1999                        $88,130  $86,178
Other areas of Texas                              4,875    5,486
                                                -------  -------
                                                $93,005  $91,664
                                                =======  =======


    Stratus' investment in real estate includes approximately 4,200 acres of land located in Austin, Dallas, Houston and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consist of approximately 2,300 acres of undeveloped residential, multi-family and commercial property within the Barton Creek community. Stratus' remaining Austin properties include 465 acres of undeveloped residential, multi-family and commercial property known as the Lantana tract, south of and adjacent to the Barton Creek community and the approximate 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development.

    Stratus also owns 120 acres of undeveloped residential property and 31 acres of undeveloped commercial and multi-family residential property located in Dallas, Houston and San Antonio, Texas. These properties are being managed and actively marketed by unaffiliated professional real estate developers. Under the terms of the related development agreements, the operating expenses and development costs, net of revenues, are funded by Stratus. The developers are entitled to a management fee and a 25 percent interest in the net profits, after Stratus recovers its investment and a stated rate of return, resulting from the sale of the managed properties. As of December 31, 2000, no amounts have been paid in connection with these net profit arrangements.

    Various regulatory matters and litigation involving Stratus' development of its Austin-area properties were resolved during 2000, as further discussed below.

Annexation/Circle C MUD Reimbursement Suit On December 19, 1997, the City of Austin (the City) annexed all land formerly lying within the Circle C project. Stratus' property located within Circle C's municipal utility districts (MUD) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City.

    In late October 1999, Circle C Land Corp., a wholly owned subsidiary of Stratus, and the City reached an agreement regarding a portion of Circle C's claims against the City. As a result of this agreement, Stratus received approximately $10.3 million, including $1.0 million in interest, of partial settlement claims through December 31, 1999 and received an additional $0.2 million payment in January 2000.

    In March 2000, the City settled its disputes with certain third party real estate developers and landowners at the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs were dismissed with prejudice. As a result, a refund contingency included in the City's partial settlement of Stratus' reimbursement claim was eliminated. Stratus recorded a gain of approximately $7.4 million in the first quarter of 2000, representing that portion of the reimbursement infrastructure expenditures in excess of Stratus' remaining basis in these assets and related interest income. The remaining $3.1 million of the proceeds reduced Stratus' investment in Circle C.

    In December 2000, Stratus received $6.9 million, including
$0.6 million of interest, from the City as full and final settlement of Stratus' Circle C MUD reimbursement claim. Stratus recorded a gain of $6.9 million during the fourth quarter associated with its receipt of these proceeds.

The City's WQPZ Action On January 9, 1998, the City filed suit in Travis County District Court against 14 water quality protection zones (WQPZs) and their owners, including the Barton Creek WQPZ challenging the constitutionality of the legislation authorizing the creation of water quality zones. The District Court entered an order granting the City's motion for summary judgment and declared the WQPZ legislation unconstitutional. The District Court ruling was appealed to the Texas Supreme Court. On June 19, 2000, the Texas Supreme Court, in a 6 to 3 decision, affirmed the District Court's decision that the Texas Water Code Section 26,179 enabling the creation of the water quality protection zones is unconstitutional. A Motion for Reconsideration, filed by another party, was denied and the ruling is final.

Circle C WQPZ Litigation Circle C Land Corp. filed a WQPZ (Circle C WQPZ) covering all of its 553 acres in the Circle C development located outside the boundaries of any municipal utility district. In November 1997, Stratus sought a declaratory judgment in the Hays County District Court to confirm the validity of the Circle C WQPZ. On September 4, 1998, the Hays County District Court ruled that the WQPZ enabling legislation was constitutional and that the Circle C WQPZ was validly created. The City appealed the Hays County District Court's ruling to the Texas Third Court of Appeals. As a result of the Texas Supreme Court's decision in The City's WQPZ Action discussed above, the Third Court of Appeals reversed the Hays County District Court decision, finding the zone legislation unconstitutional. The ruling is final.

    The above two court decisions primarily affect Stratus' future development plans for certain areas within the southern portion of its Barton Creek community. A significant portion of Stratus' properties contain grandfathered entitlements that are not subject to the development requirements currently in effect. Stratus has initiated development plans for these areas that will meet the grandfathered ordinance requirements or current ordinances, as applicable.

7.  Income Taxes
Income taxes are recorded pursuant to SFAS 109 "Accounting for Income Taxes." No benefit has been recognized for any period presented with respect to Stratus' net deferred assets, as a full valuation allowance has been provided because of Stratus' operating history and its expectation of incurring tax losses for the near future. Therefore, the final determination of the gross deferred tax asset amounts had no impact to Stratus' financial statements. The components of deferred taxes follow:

                                                 December 31,
                                           ----------------------
                                             2000          1999
                                           --------      --------
                                               (In Thousands)
Deferred tax assets:
  Net operating losses (expire 2001-2018)  $ 12,167      $ 14,539
  Real estate and facilities, net            10,518        11,192
    Alternative minimum tax credits
     and depletion allowance (no expiration)    496           898
    Other future deduction carryforwards
     (expire 2001-2003)                          52           347
  Valuation allowance                       (23,233)      (26,976)
                                           --------      --------
                                           $    -        $    -
                                           ========      ========

Income taxes charged to income follow:

                                   2000    1999    1998
                                  -----   -----    ----
                                      (In Thousands)
Current income tax provision
Federal                           $(351)  $ (60)   $-
State                               (45)    (70)    (87)
                                  -----   -----    ----
                                   (396)   (130)    (87)
                                  -----   -----    ----
Income tax provision              $(396)  $(130)   $(87)
                                  =====   =====    ====

    Reconciliations of the differences between the income tax
(provision) benefit computed at the federal statutory tax rate and the income tax provision recorded follow:

                                      2000           1999            1998
                                --------------- ---------------  --------------
                                 Amount Percent  Amount Percent  Amount Percent
                                ------- ------- ------- -------  ------ -------
                                             (Dollars In Thousands)
Income tax benefit (provision)
  computed at the federal
  statutory income tax rate     $(5,116) (35)% $(1,050)  (35)%  $  893     35%
Increase (decrease)
 attributable to:
  Change in valuation allowance   3,742   26     1,212    40    (1,521)   (59)
  State taxes and other             978    6      (292)   (9)      541     21
                                -------  ---   -------   ---    ------    ---
Income tax provision            $  (396)  (3)% $  (130)   (4)%  $  (87)    (3)%
                               ========  ===   =======   ===    ======    ===


8.  Transactions with Affiliates
Management Services. Stratus owns 10 percent of FM Services Company, which provides certain management and administrative services to Stratus including technical, administrative, accounting, financial, tax and other services. Services are provided on a cost reimbursement basis pursuant to a management services agreement. Fees paid under this services agreement totaled $1.0 million in 2000, $0.9 million in 1999 and $1.0 million in 1998. Stratus believes the costs of these services do not differ materially from those costs that would have been incurred had the relevant personnel providing these services been employed directly by Stratus. As a result of an expected reduction in the level of services to be provided to Stratus under the services agreement, the agreement was amended effective January 1, 2001, with Stratus' fees for 2001 estimated at $0.4 million.

9.  Employee Benefits
Stock Options. Stratus' Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options representing 2.0 million shares of common stock and stock appreciation rights at no less than market value at time of grant. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. At December 31, 2000, 364,250 options were available for new grants under the Plans. A summary of stock options, including 100,000 stock appreciation rights outstanding at December 31, 2000, follows:


                            2000                 1999                 1998
                   -------------------  -------------------  -------------------
                               Average              Average              Average
                   Number of   Option   Number of   Option   Number of   Option
                    Options    Price     Options    Price     Options    Price
                   ---------   -----    ---------   -----    ---------   -----
Beginning of year  1,263,875   $3.50    1,067,625   $3.42    1,050,000   $2.98
Granted              473,750    4.54      196,250    3.92      304,000    6.05
Exercised            (60,000)   1.76          -         -      (50,000)   1.75
Expired/Forfeited     (4,375)   4.50          -         -     (236,375)   5.21
                   ---------            ---------            ---------
End of year        1,673,250    3.85    1,263,875    3.50    1,067,625    3.42
                   =========            =========            =========


Summary information of fixed stock options outstanding at December 31, 2000 follows:

                             Options Outstanding        Options Exercisable
                          ---------------------------- --------------------
                                   Weighted   Weighted             Weighted
                          Number    Average   Average              Average
                            Of     Remaining  Option     Number    Option
Range of Exercise Prices  Options    Life     Price    of Options  Price
------------------------  -------  ---------  ------   ----------  -------
$1.50 to $1.81            270,000  4.8 years  $1.56     270,000    $1.56
$2.63 to $3.91            520,625  7.1 years   3.52     319,062     3.37
$4.03 to $4.81            498,750  9.3 years   4.53      11,250     4.55
$6.19                     283,875  6.9 years   6.19     142,875     6.19
                        ---------                       -------
                        1,573,250                       743,187
                        =========                       =======


    Stratus has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, Stratus has recognized no compensation costs associated with its stock option grants. If Stratus had determined compensation costs for its stock option grants based on the fair value of the awards at their grant dates, its net income would have decreased by $828,000 ($0.05 per share) in 2000, $752,000 ($0.05 per share) in
1999 and its net loss would have increased by $523,000 ($0.04 per share) in 1998. For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option pricing model. These values totaled $3.27 in 2000, $2.75 in 1999 and $4.35 per option in 1998. The weighted average assumptions used include a risk-free interest rate of 6.0 percent in 2000, 5.4 percent in 1999 and 5.7 percent in 1998, expected lives of 10 years and expected volatility of 55 percent in 2000, 54 percent in 1999 and 55 percent in 1998. These pro forma effects are not necessarily representative of future years. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

10. Commitments and Contingencies. Stratus has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against Stratus' operations in future periods. Present and future environmental laws and regulations applicable to the Stratus' operations may require substantial capital expenditures, that could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

    Stratus previously accrued liabilities totaling $5.1 million in the connection with the operation of certain oil and gas properties that were sold during 1993. During 2000 management completed a review of these amounts and determined that current conditions warranted reversal of $2.1 million of these accruals. Accordingly, other income of $2.1 million is reflected in the Statement of Operations for the year ending December 31, 2000. The remaining liability represents Stratus' indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993. Stratus accrued $3.0 million relating to this liability at the time of the purchase, which is included in "Other liabilities" in the accompanying balance sheets. Stratus periodically assesses the reasonableness of amounts recorded for this liability through the use of information provided by the operator of the property, including its net production revenues. The carrying value of this liability may be adjusted, as additional information becomes available.

11. Quarterly Financial Information (Unaudited)

                       Operating     Net         Net Income
                         Income    Income     (Loss) Per Share
                                              ----------------
              Revenues   (Loss)    (Loss)     Basic    Diluted
              --------  -------   -------     ------   -------
                  (In Thousands, Except Per Share Amounts)
2000
1st Quarter    $ 2,113  $  (522)  $ 7,278a    $ 0.51    $ 0.44
2nd Quarter      2,942      364       575       0.04      0.04
3rd Quarter      2,019     (492)      164       0.01      0.01
4th Quarter      3,025   (1,796)    6,205b      0.43      0.38
               -------  -------   -------
               $10,099  $(2,446)  $14,222       0.99      0.87
               =======  =======   =======

1999
1st Quarter    $ 1,697  $ (218)c  $  (479)    $(0.03)   $(0.03)
2nd Quarter      2,917     733c       535       0.04      0.03
3rd Quarter      1,907     765d       760       0.05      0.05
4th Quarter      8,731   2,070e     2,055       0.14      0.13
               -------  -------   -------
               $15,252  $3,350    $ 2,871       0.20      0.18
               =======  =======   =======

a. Includes $7.4 million gain ($0.45 per share) recognition associated with the partial settlement of the Circle C MUD reimbursement claim (Note 6).
b. Included $6.9 million gain ($0.41 per share) associated with the full and final settlement of the Circle C MUD reimbursement claim (Note 6).
c. Includes reimbursement of previously expensed infrastructure costs totaling $0.8 million ($0.06 per share) in the first quarter and $2.0 million ($0.12 per share) in the second quarter.
d. Includes a $0.5 million gain ($0.03 per share) on the sale of 50.1 percent of Phase I of the Lantana Corporate Center to Olympus Real Estate Corporation in connection with the formation of the 7000 West Joint Venture (see Note 4).
e. Includes a $3.0 million gain ($0.18 per share) on the sale of 174 acres to the Barton Creek Joint Venture (see Note 4).

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
     Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant
     The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001 annual meeting to be held on May 10, 2001, is incorporated herein by reference.

Item 11.  Executive Compensation
     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001 annual meeting to be held on May 10, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
     The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officer" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001 annual meeting to be held on May 10, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
     The information set forth under the caption "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2001 annual meeting to be held on May 10, 2001, is incorporated herein by reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
     (a)(1) Financial Statements. Reference is made to the Financial Statements beginning on page 15 hereof.

     (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

     (a)(3) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b) Reports on Form 8-K. During the last quarter covered by this report and as of March 28, 2001, the registrant filed two Current Reports on Form 8-K dated January 5, 2001 and February 9, 2001 reporting events under Item 5.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.


                         STRATUS PROPERTIES INC.


                         By: /s/ William H. Armstrong III
                             William H. Armstrong III
                             Chairman of the Board, President
                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 28, 2001.


 /s/ William H. Armstrong III       Chairman of the Board, President,
------------------------------         and Chief Executive Officer
   William H. Armstrong III       (Principal Executive and Financial Officer)

              *
------------------------------      Vice President and Controller
   C. Donald Whitmire, Jr.            (Principal Accounting Officer)



              *                                   Director
------------------------------
     Robert L. Adair III


              *                                   Director
------------------------------
       James C. Leslie



              *                                   Director
------------------------------
      Michael D. Madden



*By: /s/ William H. Armstrong III
     ----------------------------
        William H. Armstrong III
        Attorney-in-Fact

                    STRATUS PROPERTIES INC.
                         EXHIBIT INDEX
 Exhibit
 Number
 ------
  3.1 Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.1 to Stratus' 1998 Form 10-K.

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

10.19 Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank
          Texas.

10.20     Loan Agreement dated December 28, 2000 by and between
          Stratus Properties Inc. and Holliday Fenoglio Fowler,
          L.P., subsequently assigned to an affiliate of First
          American Asset Management.

10.21 Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus' 1998 Form 10-K.

10.22     Stratus Stock Option Plan, as amended.
          Incorporated by reference to Exhibit 10.9 to Stratus'
          1997 Form 10-K.

10.23     Stratus 1996 Stock Option Plan for Non-Employee
          Directors, as amended. Incorporated by reference to
          Exhibit 10.10 to Stratus' 1997 Form 10-K.

10.24 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus' 1998 Form 10-K.

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


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Stratus Properties Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included elsewhere in Stratus Properties Inc.'s Annual Report on Form 10-K, and have issued our report thereon dated January 25, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                           /s/ Arthur Andersen LLP

Austin, Texas
January 25, 2001

                        Stratus Properties Inc.
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 2000
                            (In Thousands)
                                                     SCHEDULE III

                                                        Cost         Gross
                                                     Capitalized   Amounts at
                                                    Subsequent to  December 31,
                                      Intial Cost    Acquisitions     2000
                                   ---------------- ------------  ------------
                                            Building                   Building
                                              and                         and
                                            Improve-                    Improv-
                                     Land    ments      Land      Land   ements
                                   --------  -------  --------  ------- -------
Undevloped Acerage
 Camino Real, San Antonio, TX      $   311   $   -    $     59  $   370 $  -
 Copper Lakes, Houston, TX           1,922       -       1,710    3,632    -
 Bent Tree Apt./ Retail, Dallas TX     873       -         -        873    -
 Barton Creek, Austin, TX           20,589       -      42,153   62,742    -
 Lantana, Austin, TX                 3,195       -       3,512    6,707    -
 Longhorn Properties, Austin, TX    15,792       -       2,539   18,331    -
Operating Properties
 Corporate offices, Austin, TX         -         538       -        -      538
                                   --------  -------  --------  ------- -------
                                   $42,682   $   538  $ 49,972  $92,654 $  538
                                   ========  =======  ========  ======= =======

(continued from above)

              Stratus Properties Inc.
  REAL ESTATE AND ACCUMLATED DEPRECIATION (Continued)
               December 31, 2000


                                                    Accumulated    Year
                                     Total   Acres Depreciation  Acquired
                                    -------  ----- ------------- --------
Undevloped Acerage
 Camino Real, San Antonio, TX       $   370      21   $  -          1990
 Copper Lakes, Houston, TX            3,632     120      -          1991
 Bent Tree Apt./ Retail, Dallas TX      873      10      -          1990
 Barton Creek, Austin, TX            62,742   2,273      -          1988
 Lantana, Austin, TX                  6,707     465      -          1994
 Longhorn Properties, Austin, TX     18,331   1,277      -          1992
Operating Properties
 Corporate Offices, Austin, TX          538     -       189           -
                                    -------  ------   -----
                                    $93,194   4,166   $ 189
                                    =======  ======   =====

                     Stratus Properties Inc.
                      Notes to Schedule III
                         (In Thousands)

(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended
December 31, 2000 and 1999 are as follows:

                                            2000       1999
                                          --------   --------
                                             (in thousands)
Balance, beginning of year                $ 91,873   $ 96,678
Acquisitions                                    82         40
Improvements and other                       2,608      5,173
Cost of real estate sold                    (1,369)   (10,018)
                                          --------   --------
Balance, end of year                      $ 93,194   $ 91,873
                                          ========   ========


The aggregate net book value for federal income tax purposes as of December 31, 2000 was $111,459,000.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation for the years ended
December 31, 2000 and 1999 are as follows:

                                            2000       1999
                                          --------   --------
                                             (in thousands)
Balance, beginning of year                $    209   $    122
Retirement of assets                          (149)        -
Depreciation expense                           129         87
                                          --------   --------
Balance, end of year                      $    189   $    209
                                          ========   ========


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