Form 10-Q
period 2001-03-31
STRATUS PROPERTIES INC
filed 2001-05-15
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 2001



                Commission File Number:  0-19989



                    Stratus Properties Inc.



 Incorporated in Delaware                   72-1211572
                                 (IRS Employer Identification No.)


     98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512)478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On March 31, 2001, there were issued and outstanding 14,298,270 shares of the registrant's Common Stock, par value $0.01 per share.


                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                       3

              Statements of Income                           4

              Statements of Cash Flows                       5

              Notes to Financial Statements                  6

            Remarks                                          9

            Report of Independent Public Accountants         9

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    10

          Part II.  Other Information                       14

          Signature                                         15

          Exhibit Index                                    E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                           March 31,  December 31,
                                             2001        2000
                                           ---------   ---------
                                                (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
  restricted cash of $1.2 million and
  $0.6 million, respectively               $   1,434   $   7,996
Accounts receivable:
   Property sales                                 10          43
   Other                                         547         553
Prepaid expenses                                 221         218
                                           ---------   ---------
  Total current assets                         2,212       8,810
Real estate and facilities, net               99,497      93,005
Investment in and advances to
  unconsolidated affiliates                    7,094       7,596
Other assets                                   4,774       2,482
                                           ---------   ---------
Total assets                               $ 113,577   $ 111,893
                                           =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   2,575   $   1,920
Accrued interest, property taxes and other       435       1,486
                                           ---------   ---------
  Total current liabilities                    3,010       3,406
Long-term debt                                11,640       8,440
Other liabilities                              7,827       8,967
Mandatorily redeemable preferred stock        10,000      10,000
Stockholders' equity                          81,100      81,080
                                           ---------   ---------
Total liabilities and stockholders' equity $ 113,577   $ 111,893
                                           =========   =========


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                STATEMENTS OF INCOME (Unaudited)


                                       Three Months Ended
                                            March 31,
                                      ---------------------
                                        2001         2000
                                      -------      --------
                                      (In Thousands, Except
                                        Per Share Amounts)
Revenues                              $  1,426     $  2,113
Costs and expenses:
Cost of sales                              637        1,654
General and administrative expenses        743          981
                                      --------     --------
  Total costs and expenses               1,380        2,635
                                      --------     --------
Operating income (loss)                     46         (522)
Interest expense                           (93)        (193)
Other income, net                          219        7,805
                                      --------     --------
Income before income taxes and
 equity in affiliates                      172        7,090
Income tax provision                        -           (40)
Equity in unconsolidated affiliates'
  (loss) income                           (152)         228
                                      --------     --------
Net income                            $     20     $  7,278
                                      ========     ========

Net income per share
  Basic                                   $ -         $0.51
                                          ====        =====
  Diluted                                 $ -         $0.44
                                          ====        =====

Average shares outstanding
  Basic                                 14,298       14,288
                                        ======       ======
  Diluted                               16,533       16,635
                                        ======       ======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
              STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                 2001          2000
                                               --------      --------
                                                    (In Thousands)
Cash flow from operating activities:
Net income                                     $     20      $  7,278
Adjustments to reconcile net income to
  net cash (used in) provided by
  operating activities:
  Depreciation and amortization                      32            24
  Cost of real estate sold                          563           300
  Recognition of deferred Circle C municipal
    utility reimbursements                          -          (7,430)
  Equity in unconsolidated affiliates'
    loss (income)                                   152          (228)
  (Increase) decrease in working capital:
   Accounts receivable and other                     36           888
   Accounts payable and accrued liabilities         (97)       (1,322)
  Recognition of deferred revenues, long term
    receivable and other                         (1,361)          567
                                               --------      --------
Net cash (used in) provided by
   operating activities                            (655)           77
                                               --------      --------

Cash flow from investing activities:
Real estate and facilities                       (7,015)         (893)
Investment in Lakeway project                    (2,000)          -
                                               --------      --------
Net cash used in investing activities            (9,015)         (893)
                                               --------      --------

Cash flow from financing activities:
Net proceeds from credit facility                 3,108           185
                                               --------      --------
Net cash provided by financing activities         3,108           185
                                               --------      --------
Net decrease in cash and cash equivalents        (6,562)         (631)
Cash and cash equivalents at beginning of year    7,996         3,964
                                               --------      --------
Cash and cash equivalents at end of period     $  1,434      $  3,333
                                               ========      ========


The accompanying notes are an integral part of these financial statements.

                         STRATUS PROPERTIES INC.
                     NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2001 presentation.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Stratus adopted SFAS 133 effective January 1, 2001, with its adoption having no impact on its financial position or results of operations. Stratus currently has no derivative instruments, as defined in SFAS 133.

Share Purchase Program. In February 2001, Stratus' Board of Directors authorized an open market stock purchase program for up to 1.4 million shares of Stratus' common stock. The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus' operating results, cash flow and financial position; and general economic and market conditions. No purchases have been made under this program through April 27, 2001.

2.  EARNINGS PER SHARE
Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

                                                 Three Months
                                                Ended March 31,
                                              ------------------
                                               2001       2000
                                              -------   --------
Basic net income per share of common stock:
Net income                                    $    20   $  7,278
                                              =======   ========
Weighted average common shares outstanding     14,298     14,288
                                              -------   --------
Basic net income per share of common stock      $0.00      $0.51
                                                =====      =====
Diluted net income per share of common stock:
Net Income                                    $    20   $  7,278
Add: Interest expense from assumed conversion
    of convertible debt, net of income
    tax effect                                     -          80
                                              -------   --------
                                              $    20   $  7,358
                                              =======   ========

Weighted average common shares outstanding     14,298     14,288
Dilutive stock options                            523        254
Assumed redemption of preferred stock           1,712      1,712
Assumed redemption of convertible debt             -         381
Weighted average common shares outstanding
  for purposes of calculating diluted net     -------   --------
  income per share                             16,533     16,635
                                              -------   --------
Diluted net income per share                    $0.00      $0.44
                                                =====      =====


    Interest accrued on the convertible debt outstanding totaled approximately $91,000 for the first quarter of 2001 and $81,000 during the first quarter of 2000. Although the debt was convertible into 429,000 shares in the first quarter of 2001, it was excluded from the diluted net income per share calculation because the effect of an assumed redemption of the convertible debt was anti-dilutive. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through March 31, 2001.

    Outstanding options to purchase approximately 284,000 shares of common stock, at an average exercise price of $6.19 per share during the first quarter of 2001, and 515,000 shares of common stock, at an average exercise price of $5.37 per share during the first quarter of 2000, were not included in the computation of diluted net income per share. These options were excluded because their exercise prices were greater than the average market price for Stratus' common stock during the respective periods presented.

3.   OLYMPUS   RELATIONSHIP  and  INVESTMENT  IN   UNCONSOLIDATED
AFFILIATES
In May 1998, Stratus and Olympus Real Estate Corporation (Olympus), formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. Olympus has the right to redeem the mandatorily redeemable preferred stock at any time on or after May 22, 2001. As of March 31, 2001, Stratus had $3.1 million of borrowings outstanding on the convertible debt facility and Olympus had invested approximately $13.4 million in joint Stratus/Olympus projects, as further discussed below.

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

     Stratus' three joint ventures are the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West Joint Venture). The Barton Creek Joint Venture currently consists of two separate subdivisions, "Wimberly Lane" and "Escala Drive", located in southwest Austin, Texas. At March 31, 2001 there was one remaining single-family homesite at the Wimberly Lane subdivision and 22 remaining single-family homesites at the Escala Drive subdivision. The Walden Partnership had 491 single-family homesites available at the Walden on Lake Houston development in Houston, Texas at March 31, 2001. The 7000 West Joint Venture consists of two fully constructed and leased 70,000 square foot office buildings located in the Lantana development in southwest Austin.

     For a detailed discussion of the Olympus alliance and the initial formation and subsequent transactions of the joint ventures and partnership, see Notes 2, 3 and 4 of the "Notes To Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K. Also refer to "Transactions with Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A. "Management's Discussion and Analysis of
Financial Condition and Results of Operations and Disclosures of Market Risks" included in Stratus' 2000 Annual Report on Form 10-K.

    The Barton Creek Joint Venture distributed approximately $0.7 million to the partners during the first quarter of 2001 ($17.1 million from its inception through March 31, 2001). Stratus' portion of the distributions, approximately $8.6 million, have been recorded as repayment of the Barton Creek notes receivable and related accrued interest ($6.9 million) and a $1.7 million reduction of its investment in the Barton Creek Joint Venture. Stratus recorded the entire amount of its portion of the first-quarter 2001 distribution, approximately $0.4 million, as a reduction of its investment in the Barton Creek Joint Venture. All future distributions by the Barton Creek Joint Venture will reduce Stratus' investment in the joint venture as a return of
partner's capital.    No other joint venture made a distribution
during the first quarter of 2001. The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                             Barton Creek     Walden       7000
                             Joint Venture  Partnership    West    Total
                             -------------  -----------   ------  --------
Earnings data for the three
 months ended March 31, 2001:
Revenues                     $         223  $       437   $  701  $  1,361
Operating loss                         (39)        (272)    (118)     (429)
Net loss                               (33)        (212)     (79)     (324)
Stratus' equity in net loss            (16)         (98)a    (38)     (152)


                             Barton Creek     Walden       7000
                             Joint Venture  Partnership    West     Total
                             -------------  -----------   ------  --------
Earnings data for the three
 months ended March 31, 2000:
Revenues                     $       3,688  $       459   $  169  $  4,316
Operating income (loss)                913         (218)    (349)      346
Net income (loss)                      977         (192)    (345)      440
Stratus' equity in net income
 (loss)                                488          (88)a   (172)      228


a. Includes recognition of deferred income totaling $8,000 in the both the first quarter of 2001 and 2000, representing the difference in Stratus' investment in the Walden Partnership and
  its underlying equity at the date of acquisition.   Stratus will
  recognize the remaining deferred income as the related real estate is sold. Through March 31, 2001, Stratus had recognized $117,000 of a total of $337,000 of deferred income associated with the Walden Partnership.

4. LAKEWAY TRANSACTION
Stratus, since mid-1998, has provided development, management, operating and marketing services for the Lakeway project, located near Austin, Texas, for a fixed monthly fee. In January 2001, Stratus and the owner of the project entered into an expanded development management agreement covering a 552-acre portion of the Lakeway project known as the "Schramm/Spillman
Tract." Stratus invested $2.0 million in the project and has the right to receive enhanced management and development fees and sales commissions as well as a net profits interest in the property. Stratus will serve as an exclusive management agent for the purposes of developing, managing, maintaining, operating and marketing the project's property. Stratus' future services may require it to obtain project development financing of up to $4.0 million. Such additional project development financing, if any, would be non-recourse to the owner and secured by the property at the project. Any such project development financing would not be an obligation of Stratus and accordingly, would not be consolidated within its financial statements.

5. RESTRICTED CASH
At March 31, 2001, Stratus had restricted cash deposits totaling $1.2 million. Stratus had $0.6 million deposited in a special account representing additional collateral associated with the Walden Partnership's project development loan. This deposit is reduced by $0.30 for every $1.00 in principal the Walden Partnership repays on the loan. The remaining $0.6 million of restricted cash represents funds made available to the bank as partial payment of Stratus' borrowings outstanding on the $20 million revolving credit facility that were not applied to Stratus' account until early April 2001. For additional discussion of the Walden Partnership project development loan, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q and Note 4 of "Notes to Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K.

6. SUBSEQUENT EVENT.
On May 10, 2001, the shareholders of Stratus approved an amendment to Stratus' certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction will allow Stratus' shareholders who hold fewer than 50 common stock shares to convert their shares into less than one share in the reverse 1-for-50 split and receive cash payments equal to the fair value of those fractional interests. Stratus shareholders who hold more than 50 shares of Stratus' common stock will hold one-half the number of shares common stock immediately after this transaction, with any shareholder holding an odd number of shares, which results in a fractional share being retained, being entitled to a cash payment equal to the fair value of the fractional share.
Fair value of the fractional shares will be calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date, May 25, 2001, at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. The number of shares outstanding of Stratus' mandatorily redeemable preferred stock (see Note 3 of "Notes To Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K) are not affected by this transaction; however, the conversion price in effect immediately prior to the transaction would effectively be doubled to reflect the effects of the transaction. The earnings per share amounts reflected in this Quarterly Report on Form 10-Q do not reflect this transaction.

                      --------------------
                             Remarks

The information furnished herein should be read in conjunction with Stratus' financial statements contained in its 2000 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.





               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of March 31, 2001, and the related statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Stratus Properties Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 25, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                  /S/ ARTHUR ANDERSEN LLP

Austin, Texas
April 27, 2001 (except with
respect to the matter discussed
in Note 6, as to which the
date is May 10, 2001)

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                              OVERVIEW

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2000 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

    We acquire, develop, manage and sell commercial and residential real estate. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Note 3).

                         DEVELOPMENT ACTIVITIES

Stratus Properties
     In the fourth quarter of 2000 we received final subdivision plat approval from the City of Austin (the City) to develop approximately 170 acres of commercial and multi-family real
estate within our Lantana development.    The required
infrastructure development at the site, known as "Rialto Drive," is proceeding as planned with completion expected in fourth quarter of 2001. We also broke ground on the first of two 75,000 square foot office buildings at Rialto Drive during the first quarter of 2001. Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which will be developed by an apartment developer pursuant to our sale of a 36.4-acre multi-family tract in December 2000 (see "Result of Operations" below).

     We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, adjoins the successful Escala Drive subdivision, which is owned by our Barton Creek Joint Venture (see below). Our development plan for the Mirador subdivision consists of 34 estate lots, averaging 3.5 acres in size, which we expect will be completed in September 2001.

Unconsolidated Affiliates
    We own 49.9 percent of three joint ventures and Olympus owns the remaining 50.1 percent interests. Accordingly, we account for our investments in these joint ventures using the equity method of accounting. We develop and manage each project undertaken by these joint ventures and receive development fees, sales commissions, and other management fees for our services. See Note 3 included elsewhere in this Form 10-Q for the summarized unaudited results of operations of our unconsolidated affiliates for the three month periods ended March 31, 2001 and 2000.

Barton Creek Joint Venture
     The Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) currently consists of two separate subdivisions:
"Wimberly Lane" and "Escala Drive." Construction of the Wimberly Lane subdivision, consisting of 75 developed residential lots,
was completed during the first quarter of 1999.   We had only one
Wimberly Lane lot remaining to be sold at March 31, 2001. We sold two Wimberly Lane lots during the first quarter of 2001 for a total of $0.2 million. During the first quarter of 2000 we sold 12 Wimberly Lane lots, which represented $1.3 million of the Barton Creek Joint Venture's revenues for that period.

      Construction of the Escala Drive subdivision was completed during the second quarter of 2000. As of March 31, 2001, 32 of the original 54 multi-acre residential lots had been sold. These residential lots are the largest developed to date within the Barton Creek community, although our planned Mirador subdivision will have similar sized developed lots (see "Stratus Properties"
above).    There were no Escala Drive residential lot sales
during the first quarter of 2001 (see "Capital Resources and Liquidity" below). During the first quarter of 2000, we sold the initial five Escala Drive lots, which represented $2.1 million of the Barton Creek Joint Venture's revenues for that period.

     The Barton Creek Joint Venture distributed approximately $0.7 million to the partners in the first quarter of 2001. We recorded our share of these distributions, approximately $0.4 million, as a return of our investment in the joint venture.

Walden Partnership
     At March 31, 2001, the Walden Partnership had 491 single-family homesites to market at the Walden on Lake Houston development in Houston, Texas. The Partnership sold eight single-family homesites during the first quarter of 2001 compared with sales of 17 single-family homesites during the first quarter of
2000.   At March 31, 2001, the Walden Partnership's borrowings
outstanding under its project development loan facility totaled $1.4 million. In September 1998, we deposited $2.5 million of restricted cash as additional collateral for the related project development loan facility. For every $1.00 of this facility's principal that is repaid by the Partnership, there is a $0.30 reduction of our restricted amount. Remaining funds deposited in this restricted account totaled $0.6 million at March 31, 2001 and December 31, 2000.

7000 West
     We have two fully leased and occupied 70,000 square foot office buildings at the Lantana Corporate Center, known as 7000 West. In our role as manager of 7000 West, we arranged for a $6.6 million project loan facility to finance construction of the first office building. The construction of the second building required additional financing, which was provided by an additional $7.7 million financing under the 7000 West development loan facility negotiated in the first quarter of 2000.
Borrowings outstanding under 7000 West's project loan facility totaled $12.6 million at March 31, 2001 and $12.0 million at December 31, 2000.

                      RESULTS OF OPERATIONS

    Summary operating results follow (in thousands):

                                            First Quarter
                                        --------------------
                                          2001        2000
                                        ---------    -------
Revenues:
 Undeveloped properties:
  Recognition of deferred revenues      $   1,112    $   811
                                        ---------    -------
     Total undeveloped properties           1,112        811
 Developed properties                         -          403
 Commissions, management fees and other       314        899
                                        ---------    -------
 Total revenues                         $   1,426    $ 2,113
                                        =========    =======

Operating income (loss)                 $      46    $  (522)

Net income                                     20      7,278


Operating Results
     Our undeveloped properties revenues consisted solely of the recognition of previously deferred revenues during both the first quarter of 2001 and 2000. The majority of the deferred revenue recognized during the first quarter of 2001 was associated with the sale of a 36.4-acre multi-family Lantana tract in December 2000. In this transaction we sold the property for $5.3 million, but deferred $3.5 million of the revenues and $1.6 million of the related gain. We are recognizing these deferred amounts pro rata as the required infrastructure construction is completed. As discussed in "Development Activities" above, construction at the Rialto Drive project is proceeding, resulting in our recognizing $1.1 million of the deferred revenues and $0.5 million of the related gain during the first quarter of 2001.

      When we sell real estate to an entity we jointly own with Olympus, we defer recognizing revenues from the sale related to our ownership interest until sales are made to unrelated parties. The sale of two Wimberly Lane single-family homesites by the Barton Creek Joint Venture during the first quarter resulted in our recognition of previously deferred revenues of less than $0.1
million for the period.   The Barton Creek Joint Venture sold 17
Wimberly Lane single-family homesites and five Escala Drive residential lots during the first quarter of 2000, which resulted in our recognition of previously deferred revenues totaling $0.8 million in that period. At March 31, 2001 we had a total of $3.4 million of deferred revenues and $1.8 million of related gains remaining to be recognized associated with our sales of real estate to the Barton Creek Joint Venture.

    We currently have no developed property inventory but we are developing lots that may be available in the third quarter of 2001 (see "Development Activities," above). Our first-quarter 2000 developed property revenues included the sale of 15 single-family homesites. Lots available for sale by our unconsolidated affiliates are not included in our developed property revenues (see "Unconsolidated Affiliates" above).

    Commissions, management fees and other income decreased to $0.3 million during the first quarter of 2001 compared to $0.9 million during the first quarter of 2000. Generally, our commissions, management fees and other income have been increasing over the past three years as we continue to expand that aspect of our business. The decrease during the first quarter of 2001 from the same period last year primarily reflects the decrease in sales by our unconsolidated affiliates. See "Capital Resources and Liquidity" below for a discussion of our expanded management services agreement associated with the Lakeway project near Austin, Texas.

    Cost of sales totaled $0.6 million during the first quarter of 2001 compared to $1.7 million during the first quarter of 2000. The decrease primarily reflects a reimbursement of certain infrastructure costs previously charged to expense or relating to properties previously sold, which reduced the first quarter of 2001 cost of sales by $0.8 million. The decrease in cost of sales also reflects the reduced sales activity during the first quarter of 2001.

    Our general and administrative expense totaled $0.7 million during the first quarter of 2001 compared with $1.0 million during the first quarter of 2000. The decrease between the periods primarily reflects reduced administrative costs resulting from the implementation of a new accounting system and other initiatives to reduce costs.

Non-Operating Results
    Interest expense, net of capitalized interest, totaled $0.1 million during the first quarter of 2001 compared to $0.2 million for the first quarter of 2000, reflecting our reduced borrowings outstanding. Capitalized interest totaled $0.2 million in the first quarter of 2001 and $0.3 million in the first quarter of 2000.

    In March 2000, the City approved a settlement agreement of all its disputes with other Austin-area real estate developers and landowners concerning the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs were dismissed with prejudice. Accordingly, the City's partial payments of our reimbursement claim, totaling $10.5 million as of March 31, 2000, were no longer subject to a repayment contingency. As a result, we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle C. We settled our disputes with the City related to the remaining amounts of the Circle C MUDs in the fourth quarter of 2000, when we received $6.9 million from the City as full and final settlement of our claim. See Note 6 to the "Notes To Financial Statements" included within our 2000 Annual Report on Form 10-K for discussion of the settlement of our Circle C MUD reimbursement claim.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by (used in) operating activities totaled $(0.7) million during the first quarter of 2001 compared with $0.1 million during the first quarter of 2000. The decrease primarily reflects reduced distributions received from the Barton Creek Joint Venture and reduced revenues from lower sales activity. Cash used in investing activities totaled $9.0 million during the first quarter of 2001 compared with $0.9 million during the same period in 2000, reflecting an increase in our net real estate and facilities expenditures (see "Development Activities" above) and the $2.0 million investment in the Lakeway project, near Austin, Texas (see below). Financing activities provided cash of $3.1 million during the first quarter of 2001 and $0.2 million during the first quarter of 2000 reflecting net borrowings on our commercial bank lines of credit.

     At March 31, 2001, we had debt of $11.6 million compared to debt of $8.4 million at December 31, 2000 and $16.8 million at March 31, 2000. Our debt outstanding at March 31, 2001 included $5.0 million of borrowings outstanding on our unsecured term loan, which matures in December 2005, $3.5 million of borrowings under our $20 million revolver, which matures in December 2002, and $3.1 million of borrowings under our $10 million convertible debt facility with Olympus (see Note 3), which matures in May 2004. The availability under the $20 million revolving line of credit was reduced to $18 million to satisfy the $2.0 million interest reserve account requirement at March 31, 2001. We are currently considering an offer from the lender of the unsecured term loan, First American Asset Management, that provides for an additional $5 million unsecured term loan. For a discussion of our bank credit facilities see Note 5 included in the "Notes To Financial Statements" included in our 2000 Annual Report on Form 10-K.

     Since mid-1998, we have provided development, management, operating, and marketing services for the Lakeway project, located near Austin, for a fixed monthly fee. In January 2001, we and the owner of the project entered into an expanded development management agreement covering a 552-acre portion of the Lakeway development known as the "Schramm/Spillman Tract" and we invested $2.0 million in the project. Under the expanded development management agreement, we will receive enhanced management and development fees and sales commissions as well as a net profits interest in the property. As exclusive managing agent of the project, we have negotiated a tentative sale of the entire 552-acre tract to a purchaser, who intends to close the sale over four installments over the next twelve months, with the first installment scheduled for late May 2001. However, in the event that the sale does not close as anticipated, we have a preliminary agreement with a bank that would provide the necessary financing to develop the project.

     In February 2001, our Board of Directors authorized an open market stock purchase program for up to 1.4 million shares of our common stock representing approximately 10 percent of our then outstanding common stock. The purchases may occur over time depending on many factors, including: the market price of our common stock; our operating results, cash flows and financial position; possible redemption of our mandatorily redeemable preferred stock held by Olympus (Olympus may redeem the preferred stock any time on or after May 22, 2001); and general economic and market conditions. We have yet to make any open market share purchases under this program as of May 14, 2001.

     On May 10, 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction will allow our shareholders who hold fewer than 50 shares of common stock to convert them into less than one share of our common stock in the reverse 1-for-50 split and receive cash payments equal to the fair value of those fractional interests. Our shareholders who hold more than 50 shares of our common stock will hold one-half the number of shares common stock immediately after this transaction, with any shareholder holding an odd number of shares, which results in a fractional share being retained, being entitled to a cash payment
equal to the fair value of the fractional share.   Fair value of
the fractional shares will be calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date, May 25, 2001, at the average daily closing price per share of Stratus' common stock for the
ten trading days immediately preceding the effective date.   We
estimate that the costs to complete this transaction will total approximately $0.5 million. This transaction will reduce our future annual reporting and related costs.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to their eventual sale. As a result of our settlement of certain entitlement and reimbursement issues with the City during 2000, we have initiated a plan to develop a significant portion of our Austin-area properties with planned capital expenditures for 2001 significantly exceeding the development expenditures incurred during each of the past three years. However, if our revenues continue to be impacted by the recent downturn in the information technology business sector, which has negatively affected Austin's business climate, we may be required to defer some of our near-term development plans until the real estate market improves. We expect our properties will continue to be attractive and to be a source of value for our shareholders.

     We are continuing to actively pursue additional development and management fee opportunities, both individually and through our existing relationships with institutional capital sources.
We also believe we can obtain bank financing at a reasonable cost for developing our properties. However, obtaining land acquisition financing is generally expensive and uncertain.

                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding anticipated sales, debt repayments, future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy and other plans and objectives of management
for future operations and activities.   Important factors that
could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under the heading "Cautionary Statements" in our Annual Report on Form 10-K for the year ended December 31, 2000.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

           Over the past several years we have been involved in regulatory matters and litigation involving entitlements and/or development of our Austin-area properties. These matters were settled during 2000. For a detailed discussion on these matters see Item 3, "Legal Proceedings" and Note 6, "Real Estate" included in our 2000 Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.
     (a) Our Annual Meeting of Stockholders was held May 10, 2001 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting William H. Armstrong III was elected to serve until the 2004 Annual Meeting of Stockholders. In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual
Meeting: Robert L. Adair III, James C. Leslie and Michael D.
Madden.

     (c) At the Annual Meeting, holders of Stratus' Common Stock elected one director with the number of votes cast for or withheld from the nominee as follows:

Name                             For         Withheld
-----                            ---         --------
William H. Armstrong III      12,466,759     1,050,121


With respect to the election of the director, there were no abstentions.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2001. Holders of 13,393,135 shares voted for, holders of 41,101 shares voted against and holders of 79,644 shares abstained from voting on such proposal.

     At the Annual Meeting, the stockholders voted on and failed to approve a proposal to adopt Stratus' 2001 Stock Incentive Plan in the form presented in Stratus' proxy statement dated March 29, 2001. Holders of 3,203,117 shares voted for, holders of 4,863,351 shares voted against and holders of 133,646 shares abstained from voting on such proposal. There were broker non-votes consisting of 5,316,766 shares with respect to the proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to amend Stratus' Certificate of Incorporation to effect a 1 for 50 reverse stock split followed immediately by a 25 for 1 forward stock split in the form presented in Stratus' proxy statement dated March 29, 2001. Holders of 12,256,092 shares voted for, holders of 1,199,024 shares voted against and holders of 61,764 shares abstained from voting on such proposal.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed in the Exhibit
         Index beginning on page E-1 hereof.

     (b) During the period covered by this Quarterly Report on Form 10-Q, the registrant filed two Current Reports on Form 8-K reporting events under Item 5. The first report was dated January 5, 2001 and the second was dated February 9, 2001.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STRATUS PROPERTIES INC.

                         By:  /s/ C. Donald Whitmire, Jr.
                             ------------------------------
                                  C. Donald Whitmire, Jr.
                               Vice President - Controller
                                (authorized signatory and
                               Principal Accounting Officer)


Date:   May 15, 2001

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

10.1      Joint Venture Agreement between Freeport-McMoRan
          Resource Partners, Limited Partnership and the
          Partnership, dated June 11, 1992. Incorporated by reference to Exhibit 10.3 to Stratus' 1992 Form 10-K.

10.2 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the "Precept Properties Agreement"). Incorporated by reference to Exhibit 10.8 to Stratus' 1992 Form 10-K.

10.3      Assignment dated June 11, 1992 of the Precept
          Properties Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties, Inc. Incorporated by reference to Exhibit 10.9 to Stratus' 1992 Form 10-K.

10.4 Master Agreement, dated as of May 22, 1998, by and among Oly Fund II GP Investments, L.P., Oly Lender Stratus, L.P., Oly/Stratus Equities, L.P., Stratus Properties Inc. and Stratus Ventures I Borrower L.L.C. Incorporated by reference to Exhibit
          99.1 to Stratus' Current Report on Form 8-K dated June 3, 1998.

10.5 Securities Purchase Agreement, dated as of May 22, 1998, by and between Oly/Stratus Equities, L.P. and Stratus Properties Inc. Incorporated by reference to
          Exhibit 99.2 to Stratus' Current Report on Form 8-K dated June 3, 1998.

10.6      Oly Stratus Barton Creek I Amended and Restated
          Joint Venture Agreement between Oly ABC West I, L.P. and Stratus ABC West I, L.P. dated December 28, 1999. Incorporated by reference to Exhibit 10.7 to the Stratus 1999 Form 10-K.

10.7      Amendment No. 1 to the Oly Stratus ABC West I
          Joint Venture Agreement dated November 9, 1998.
          Incorporated by reference to Exhibit 10.11 to the Stratus 1998 Third Quarter 10-Q.

10.8      Management Agreement between Oly Stratus ABC West
          I Joint Venture and Stratus Management L.L.C. dated September 30, 1998. Incorporated by reference to
          Exhibit 10.12 to the Stratus 1998 Third Quarter 10-Q.

10.9      Loan Agreement dated September 30, 1998 between
          Oly Stratus ABC West I Joint Venture and Oly Lender Stratus, L.P. Incorporated by reference to Exhibit
          10.13 to the Stratus 1998 Third Quarter 10-Q.

10.10 General Partnership Agreement dated April 8, 1998 by and between Oly/Houston Walden, L.P. and Oly/FM
          Walden, L.P. Incorporated by reference to Exhibit 10.14 to the Stratus 1998 Third Quarter 10-Q.

10.11     Amendment No. 1 to the General Partnership
          Agreement dated September 30, 1998 by and among Oly/Houston Walden, L.P., Oly/FM Walden, L.P. and Stratus Ventures I Walden, L.P. Incorporated by reference to Exhibit 10.15 to the Stratus 1998 Third Quarter 10-Q.

10.12     Development Loan Agreement dated September 30,
          1998 by and between Oly Walden General Partnership and
          Bank One, Texas, N.A. Incorporated by reference to
          Exhibit 10.16 to the Stratus 1998 Third Quarter 10-Q.

10.13 Guaranty Agreement dated September 30, 1998 by and between Oly Walden General Partnership and Bank One,
          Texas, N.A. Incorporated by reference to Exhibit 10.17 to the Stratus 1998 Third Quarter 10-Q.

10.14 Management Agreement dated April 9, 1998 by and between Oly/FM Walden, L.P. and Stratus Management,
          L.L.C. Incorporated by reference to Exhibit 10.18 to the Stratus 1998 Third Quarter 10-Q.

10.15 Amended and Restated Joint Venture Agreement dated August 16, 1999 by and between Oly Lantana, L.P., and Stratus 7000 West, Ltd. Incorporated by reference to
          Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the Quarter ended September 30, 1999.

10.16 Guaranty Agreement dated December 31, 1999 by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.17 Guaranty Agreement dated February 24, 2000 by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.18     Development Management Agreement by and between
          Commercial Lakeway Limited Partnership, as owner, and
          Stratus Properties Inc., as development manager, dated
          January 26, 2001.

10.19 Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank
          Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

10.20 Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

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

15.1      Letter dated April 27, 2001 from Arthur Andersen
          LLP regarding the unaudited financial statements.