Form 10-Q
period 2001-06-30
STRATUS PROPERTIES INC
filed 2001-08-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended  June 30, 2001



                Commission File Number:  0-19989



                    Stratus Properties Inc.



    Incorporated in Delaware                   72-1211572
                                    (IRS Employer Identification No.)


     98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On June 30, 2001, there were issued and outstanding 7,111,645 shares of the registrant's Common Stock, par value $0.01 per share.


                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                       3

              Statements of Income                           4

              Statements of Cash Flows                       5

              Notes to Financial Statements                  6

            Remarks                                          9

            Report of Independent Public Accountants        10

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    11

          Part II.  Other Information                       17

          Signature                                         18

          Exhibit Index                                    E-1

                       STRATUS PROPERTIES INC.
                   Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                       STRATUS PROPERTIES INC.
                CONDENSED BALANCE SHEETS (Unaudited)

                                               June 30,   December 31,
                                                 2001         2000
                                              ---------    ---------
                                                  (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
 restricted cash of $0.7 million and
 $0.6 million, respectively                   $   2,041    $   7,996
Accounts receivable                                 398          596
Prepaid expenses                                    188          218
                                              ---------    ---------
        Total current assets                      2,627        8,810
Real estate and facilities, net                 101,507       93,005
Investments in and advances to
unconsolidated affiliates                         7,021        7,596
Other assets                                      6,888        2,482
                                              ---------    ---------
Total assets                                  $ 118,043    $ 111,893
                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities      $   2,893    $   1,920
Accrued interest, property taxes and other          980        1,486
                                              ---------    ---------
        Total current liabilities                 3,873        3,406
Long-term debt                                   16,162        8,440
Other liabilities                                 6,271        8,967
Mandatorily redeemable preferred stock           10,000       10,000
Stockholders' equity                             81,737       81,080
                                              ---------    ---------
Total liabilities and stockholders' equity    $ 118,043    $ 111,893
                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                       STRATUS PROPERTIES INC.
                  STATEMENTS OF INCOME (Unaudited)

                                    Three Months Ended     Six Months Ended
                                          June 30,             June 30,
                                     -----------------    -----------------
                                       2001      2000       2001      2000
                                     -------   -------    -------   -------
                                    (In Thousands, Except Per Share Amounts)
Revenues                             $ 8,213   $ 2,942    $ 9,639   $ 5,055
Costs and expenses:
Cost of sales                          6,124     1,769      6,761     3,423
General and administrative expenses      639       809      1,382     1,790
                                     -------   -------    -------   -------
   Total costs and expenses            6,763     2,578      8,143     5,213
                                     -------   -------    -------   -------
Operating income (loss)                1,450       364      1,496      (158)
Interest expense, net                   (363)     (194)      (456)     (387)
Other income, net                         16         3        235     7,808
                                     -------   -------    -------   -------
Income before income taxes and
equity in affiliates                   1,103       173      1,275     7,263
Income tax provision                     -         -          -         (40)
Equity in unconsolidated
affiliates' income (loss)                (13)      402       (165)      630
                                     -------   -------    -------   -------
Net income                           $ 1,090   $   575    $ 1,110   $ 7,853
                                     =======   =======    =======   =======

Net income per share:
     Basic                             $0.15     $0.08      $0.15     $1.10
                                       =====     =====      =====     =====
     Diluted                           $0.13     $0.07      $0.14     $0.96
                                       =====     =====      =====     =====

Average shares outstanding:
     Basic                             7,181     7,148      7,184     7,146
                                       =====     =====      =====     =====
     Diluted                           8,168     8,137      8,127     8,323
                                       =====     =====      =====     =====


The accompanying notes are an integral part of these financial statements.


                       STRATUS PROPERTIES INC.
                STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                     ---------------------
                                                       2001         2000
                                                     ---------    --------
                                                         (In  Thousands)
Cash flow from operating activities:
Net income                                           $   1,110    $  7,853
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                              65          53
 Cost of real estate sold                                5,555         557
 Recognition of deferred Circle C municipal
  utility reimbursements                                   -        (7,430)
 Equity in unconsolidated affiliates'
   loss (income)                                           165        (630)
 Long-term receivable and other                         (4,943)      1,984
 (Increase) decrease in working capital:
  Accounts receivable and other                            228       1,227
  Accounts payable and accrued liabilities                 579        (691)
                                                     ---------    --------
Net cash provided by operating activities                2,759       2,923
                                                     ---------    --------

Cash flow from investing activities:
Real estate and facilities                             (14,052)     (2,429)
Investment in Lakeway Project                           (2,000)        -
                                                     ---------    --------
Net cash used in investing activities                  (16,052)     (2,429)
                                                     ---------    --------

Cash flow from financing activities:
Proceeds from credit facility, net                       5,765       2,839
Proceeds from term loan                                  5,000         -
Payments on term loan                                      -        (2,857)
Repayment of convertible debt                           (3,240)        -
Purchases of shares of Stratus'common stock               (187)        -
Exercise of stock options                                  -            18
                                                     ---------    --------
Net cash provided by financing activities                7,338         -
                                                     ---------    --------
Net (decrease) increase in cash and cash equivalents    (5,955)        494
Cash and cash equivalents at beginning of year           7,996       3,964
                                                     ---------    --------
Cash and cash equivalents at end of period           $   2,041    $  4,458
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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Stratus adopted SFAS 133 effective January 1, 2001, with its adoption having no impact on its financial position or results of operations. Stratus currently has no derivative instruments, as defined in SFAS 133.

    On July 23, 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and other Intangible Assets." SFAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Stratus does not anticipate the adoption of these standards will have any affect on its financial position and results of operations.

Share Purchase Program. In February 2001, Stratus' Board of Directors authorized an open market stock purchase program for up to
0.7 million stock-split adjusted shares of Stratus' common stock (see Note 6). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus' operating results, cash flow and financial position; and general economic and market conditions. No purchases have been made under this program through July 27, 2001.

2. OLYMPUS RELATIONSHIP and INVESTMENT IN UNCONSOLIDATED AFFILIATES In May 1998, Stratus and Olympus Real Estate Corporation (Olympus), formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. As of June 30, 2001 Olympus had invested approximately $13.4 million in joint Stratus/Olympus projects, as further discussed below.

    During the second quarter of 2001, Stratus repaid Olympus the entire $3.2 million balance under the convertible debt financing facility used to finance Stratus' interest in the Walden Partnership
in Houston, Texas, purchased in September 1998.   Included in the
$3.2 million payment to Olympus was $0.8 million of accrued interest representing the stated 12 percent annual rate pursuant to the terms of the convertible debt financing agreement. Stratus currently has approximately $0.3 million of additional accrued interest on its convertible debt borrowings to satisfy the minimum annual rate of return provision within the convertible debt facility agreement, which provides that if the combination of interest at 12 percent and the value of the conversion right does not provide Olympus with at least a 15 percent annual return on the convertible debt, Stratus must pay Olympus additional interest upon termination of the convertible debt facility in an amount necessary to yield a 15 percent return.

     Stratus has investments in three joint ventures in which it owns a 49.9 percent interest and Olympus owns the remaining 50.1 percent interest. Stratus accounts for its investments in the joint ventures using the equity method of accounting. Stratus develops and manages each project undertaken by these joint ventures and receives development fees, sales commissions, and other management fees for its services.

     Stratus' three joint ventures are the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West Joint Venture). The Barton Creek Joint Venture currently consists of two separate subdivisions,

"Wimberly Lane" and "Escala Drive," located in southwest Austin, Texas. At June 30, 2001 there was one remaining single-family homesite at the Wimberly Lane subdivision and 22 remaining single-family homesites at the Escala Drive subdivision. The Walden Partnership had 448 single-family homesites available at the Walden on Lake Houston development in Houston, Texas at June 30, 2001. The 7000 West Joint Venture consists of two fully constructed and leased 70,000 square foot office buildings located in the Lantana development in southwest
Austin.

     For a detailed discussion of the Olympus alliance and the initial formation and subsequent transactions of the joint ventures and partnership, see Notes 2, 3 and 4 of the "Notes To Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K. Also refer to "Transactions With Olympus Real Estate Corporation" and "Capital Resources and Liquidity" included in Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" included in Stratus' 2000 Annual Report on Form 10-K.

    The Barton Creek Joint Venture distributed $0.7 million to the partners during the first quarter of 2001; however, it made no distributions to the partners during the second quarter of 2001. From inception through June 30, 2001 the Barton Creek Joint Venture has distributed $17.1 million to the partners. Stratus' portion of the distributions, approximately $8.6 million, have been recorded as repayment of the Barton Creek notes receivable and related accrued interest ($6.9 million) and a $1.7 million reduction of its
investment in the Barton Creek Joint Venture.   Stratus recorded the
entire amount of its portion of the first-quarter distribution, approximately $0.4 million, as a reduction of its investment in the
Barton Creek Joint Venture.   Future distributions by the Barton
Creek Joint Venture will reduce Stratus' investment in the joint venture as a return of partner's capital until Stratus' remaining investment of $3.7 million is recovered. During the second quarter of 2001, the 7000 West Joint Venture distributed approximately $0.1 million to the partners, which Stratus recorded as a reduction of its investment in the 7000 West Joint Venture. The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                             Barton Creek     Walden       7000
                             Joint Venture  Partnership    West     Total
                             -------------  -----------   -------  --------
Earnings data for the quarter
  ended June 30, 2001:
Revenues                     $         -    $     1,102   $   860  $  1,962
Operating loss                         (67)           2       (39)     (104)
Net loss                               (66)          43       (32)      (55)
Stratus' equity in net loss            (33)          36 a     (16)      (13) a


Earnings data for the quarter
  ended June 30, 2000:
Revenues                     $       5,076  $       967   $   243  $  6,286
Operating loss                         894           -       (177)      717
Net loss                               891           59      (176)      774
Stratus' equity in net loss            445           45 a     (88)      402 a

Earnings data for the six
 months ended June 30, 2001:
Revenues                     $         223  $     1,539   $ 1,561  $  3,323
Operating loss                        (106)        (270)     (157)     (533)
Net loss                               (99)        (169)     (111)     (379)
Stratus' equity in net loss            (49)         (61)a     (55)     (165) a



                             Barton Creek     Walden       7000
                             Joint Venture  Partnership    West     Total
                             -------------  -----------   -------  --------
Earnings data for the six
 months ended June 30, 2000:
Revenues                     $       8,764  $     1,426   $   412  $ 10,602
Operating loss                       1,807         (218)     (525)    1,064
Net loss                             1,868         (133)     (521)    1,214
Stratus' equity in net loss            933          (43)a    (260)      630  a


a. Includes recognition of deferred income totaling $14,000 during the second quarter of 2001, $15,000 in the second quarter of 2000 and $23,000 for the six months periods of 2001 and 2000, representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Stratus will recognize the remaining deferred income as the related real estate is sold. Through June 30, 2001, Stratus has recognized $131,000 of a total of $337,000 of deferred income associated with the Walden Partnership.

3.  EARNINGS PER SHARE
The earnings per share calculations have been restated to reflect the effects of the stock split transactions (see Note 6) as if they had occurred at the beginning of each period presented. Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                         -----------------     ----------------
                                           2001      2000       2001      2000
                                         -------    ------     -------  -------
Basic net income per share of
 common stock:
Net income                               $ 1,090    $  575     $ 1,110  $ 7,853
                                         -------    ------     -------  -------
Weighted average common shares
 outstanding                               7,181     7,148       7,184    7,146
                                          ------    ------     -------  -------
Basic net income per share of
 common stock                              $0.15     $0.08       $0.15    $1.10
                                           =====     =====       =====    =====
Diluted net income per share of
 common stock:
Net income                               $ 1,090    $  575     $ 1,110  $ 7,853
Add: Interest expense from assumed
 conversion of convertible debt, net
 of income tax effect			          -         -           -       164
                                         -------    ------     -------  -------
 Diluted net income per share            $ 1,090    $  575     $ 1,110  $ 8,017
                                         -------    ------     -------  -------
Weighted average common shares
 outstanding                               7,181     7,148       7,184    7,146
Dilutive stock options                       136       138          92      131
Assumed redemption of preferred stock        851       851         851      851
Assumed redemption of convertible debt        -         -           -       195
                                         -------    ------     -------   ------
Weighted average common shares
 outstanding for purposes of calculating
 diluted net income per share              8,168     8,137       8,127    8,323
                                         -------    ------     -------   ------
Diluted net income per share               $0.13     $0.07       $0.14    $0.96
                                           =====     =====       =====    =====


    Interest accrued on the convertible debt outstanding totaled approximately $83,000 for the second quarter of 2000. Although the debt was convertible into 197,000 shares in the second quarter of 2000, it was excluded from the diluted net income per share calculation because the effect of an assumed redemption of the convertible debt was anti-dilutive. Stratus repaid all borrowings under its convertible debt facility during the second quarter of 2001. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through June 30, 2001.

    Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                           Second Quarter        Six Months
                         -----------------   -------------------
                          2001      2000       2001       2000
                         -------   -------   --------   --------
Outstanding options      273,000   147,000    481,000    258,000
Average exercise price    $10.97    $12.28      $9.81     $10.74


4. LAKEWAY TRANSACTION
Since mid-1998 Stratus has provided development, management, operating and marketing services for the Lakeway project near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In January 2001, Stratus and Commercial Lakeway Limited Partnership entered into an expanded development management agreement covering a 552-acre portion of the Lakeway development known as Schramm Ranch and Stratus contributed $2.0 million as an investment in this project. The agreement provides for Stratus to receive enhanced management and development fees and sales commissions, as well as a net profits interest in the project.

5. RESTRICTED CASH
At June 30, 2001, Stratus had restricted cash deposits totaling $0.7 million. Stratus had $0.3 million of cash deposited in a restricted account to fund the repurchase of fractional shares of its common stock resulting from its stock split transactions (see Note 6). Additionally, Stratus had $0.4 million deposited in a special account representing additional collateral associated with the Walden Partnership's project development loan. This deposit is reduced by $0.30 for every $1.00 in principal the Walden Partnership repays on the loan. For additional discussion of the Walden Partnership project development loan, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-Q and Note 4 of "Notes to Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K.

6.  STOCK SPLIT TRANSACTIONS
On May 10, 2001, the shareholders of Stratus approved an amendment to Stratus' certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus' shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders holding more than 50 shares of Stratus' common stock had their number of shares common stock reduced by one-half immediately after this transaction. Shareholders holding an odd number of shares were entitled to a cash payment equal to the fair value of the resulting
fractional share.   The fair value of the fractional shares was
calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date, May 25, 2001, at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. Stratus funded $0.5 million into a restricted cash account to purchase approximately 42,000 shares of its common stock. As of June 30, 2001, fractional shares representing approximately 17,000 shares of Stratus' common stock were purchased for $0.2 million. The number of shares outstanding of Stratus' mandatorily redeemable preferred stock (see Note 3 of "Notes To Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K) are not affected by this transaction; however, the conversion price in effect immediately prior to the transaction was approximately doubled to reflect the effects of these transactions.



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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware corporation), as of June 30, 2001, and the related statements of income for the three and six month periods ended June 30, 2001 and 2000, and the statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Stratus Properties Inc. as of December 31, 2000, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 25, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                   ARTHUR ANDERSEN LLP

Austin, Texas
July 27, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              OVERVIEW

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis and financial results contained in our 2000 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

    We acquire, develop, manage and sell commercial and residential real estate. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Note 2).


                       DEVELOPMENT ACTIVITIES
Stratus Properties
     During the second quarter of 2001, we reached agreement with the City of Austin (the City) concerning development of a 417-acre portion of the Lantana project. The agreement reflects a cooperative effort between the City and us to allow development, based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this most recent agreement, we have now completed the core entitlement process for the entire Lantana project allowing approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots.

     In the fourth quarter of 2000 we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana development. The required infrastructure development at the site, known as "Rialto Drive," is proceeding as planned with completion expected in October 2001. We also broke ground on the first of two 75,000 square foot office buildings in Rialto Drive (7500 Rialto) during the first quarter of 2001, which will be constructed using a new project development loan (see "Capital Resources and Liquidity" below). Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which will be developed by an apartment developer pursuant to our sale of a 36.4-acre multi-family tract in December 2000 (see "Result of Operations" below).

     We continue to work on development plans for our Circle C project. During the second quarter of 2001, we met with the City and with neighborhood and environmental groups to initiate a plan to rezone our approximate 1,250 acres of commercial and multi-family real estate.

     We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, adjoins the successful Escala Drive subdivision, which is owned by our Barton Creek Joint Venture (see below). Our development plan for the Mirador subdivision consists of 34 estate lots, averaging 3.5 acres in size, which we expect to be completed in September 2001.

     We are also completing permitting of two new residential sections at Barton Creek. The first is a 114-acre tract with 54 lots ranging in size from one-third acre to multi-acre estate lots, some of which overlook the Lost Creek Country Club golf course.
This project is expected to receive final approval during the third quarter of 2001. The second section is a 212-acre tract that includes 125 single-family lots and nine acres for condominium development. Some of these lots will adjoin the Fazio Canyons golf course. This project is expected to receive final approval by year-end 2001.

Unconsolidated Affiliates
    We own 49.9 percent of three joint ventures and Olympus owns the remaining 50.1 percent interests. Accordingly, we account for our investments in these joint ventures using the equity method of accounting. We develop and manage each project undertaken by these joint ventures and receive development fees, sales commissions, and other management fees for our services. See Note 2 included elsewhere in this Form 10-Q for the summarized unaudited results of operations of our unconsolidated affiliates for the second-quarter and six-month periods ended June 30, 2001 and 2000.

Barton Creek Joint Venture
     The Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) currently consists of two separate subdivisions:
"Wimberly Lane" and "Escala Drive." Construction of the Wimberly Lane subdivision, consisting of 75 developed residential lots, was completed during the first quarter of 1999. We had only one Wimberly Lane lot remaining to be sold at June 30, 2001. We sold two Wimberly Lane lots during the first quarter of 2001 for a total of $0.2 million. We sold no Wimberly Lane lots during the second quarter of 2001. During the second quarter of 2000, we sold nine Wimberly Lane lots for $1.1 million and a total of 17 lots during the six months ended June 30, 2000 for $2.4 million.

     Construction of the Escala Drive subdivision was completed during the second quarter of 2000. As of June 30, 2001, 32 of the original 54 multi-acre residential lots have been sold. These residential lots are the largest developed to date within the Barton Creek community, although our planned Mirador subdivision will have similar sized developed lots (see "Stratus Properties" above).
There were no Escala Drive residential lot sales during the first half of 2001 (see "Capital Resources and Liquidity" below). During the second quarter of 2000, we sold ten of the Escala Drive residential lots for $3.7 million and a total of 15 lots during the six months ended June 30, 2000 for $5.8 million.

     The Barton Creek Joint Venture distributed approximately $0.7 million to the partners in the first quarter of 2001. We recorded our share of these distributions, approximately $0.4 million, as a return of our investment in the joint venture. There were no distributions to the partners during the second quarter of 2001. During the first half of 2000, the Barton Creek Joint Venture distributed a total of $7.5 million to the partners. Our share of the distribution proceeds during the first half of 2000 totaled $3.5 million.

Walden Partnership
     At June 30, 2001, the Walden Partnership had 448 single-family homesites available for sale at the Walden on Lake Houston development in Houston, Texas. The Partnership sold 31 single-family homesites during the second quarter of 2001 and a total of 49 single-family homesites during the six months ended June 30, 2001, compared with sales of 32 and 49 single-family homesites during the comparable periods last year. At June 30, 2001, the Walden Partnership's borrowings outstanding under its project development loan facility totaled $0.5 million. In September 1998, we deposited $2.5 million of restricted cash as additional collateral for the related project development loan facility. For every $1.00 of this facility's principal that is repaid by the Partnership, there is a
$0.30 reduction of our restricted amount.   Remaining funds
deposited in this restricted account totaled $0.4 million at June 30, 2001 and $0.6 million at December 31, 2000.

7000 West
     We have two fully leased and occupied 70,000 square foot office buildings at the Lantana Corporate Center, known as 7000 West. In our role as manager of 7000 West, we arranged for a $6.6 million project loan facility to finance construction of the first office building. The construction of the second building required additional financing, which was provided by an additional $7.7 million financing under the 7000 West development loan facility negotiated in the first quarter of 2000. Borrowings outstanding under 7000 West's project loan facility totaled $13.0 million at June 30, 2001 and $12.0 million at December 31, 2000. The project loan facility matures on August 24, 2001. As manager of 7000 West, we are in the process of finalizing negotiations for a term loan with Comerica Bank-Texas (Comerica), which will replace the existing project loan facility. In the event closing of this new term loan does not occur on or before August 24, 2001, we will extend the maturity of the existing project loan.

                        RESULTS OF OPERATIONS

      Summary operating results follow (in thousands):

                                          Second Quarter         Six-Months
                                         -----------------    -----------------
                                           2001     2000      2001       2000
                                         -------   -------    -------   -------
Revenues:
  Undeveloped properties:
     Unrelated parties                   $ 6,373   $   342    $ 6,373   $   342
     Recognition of deferred revenues      1,528     1,705      2,639     2,516
  Developed properties                       -         193        -         596
 Commissions, management fees and other      313       702        627     1,601
                                         -------   -------    -------   -------
 Total revenues                          $ 8,213   $ 2,942    $ 9,639   $ 5,055
                                         =======   =======    =======   =======

Operating income (loss)                  $ 1,450   $   364    $ 1,496   $  (158)
                                         =======   =======    =======   =======

Net income                               $ 1,090   $   575    $ 1,110   $ 7,853
                                         =======   =======    =======   =======

     Our revenues during the second quarter and six months ended June 30, 2001 primarily reflect the $6.4 million of undeveloped entitled property sold to unrelated third parties. These revenues included the sale of 112 acres of undeveloped entitled residential property in Houston, Texas for $2.7 million, the sale of 10 acres of undeveloped entitled property in Dallas, Texas for $1.7 million and one 17-acre undeveloped tract sale in Austin, Texas totaling $2.0 million. Revenues from undeveloped properties during the second quarter and six months ended June 30, 2000 reflect the sale of one acre of multi-family property in San Antonio, Texas.

       The majority of the deferred revenue recognized during the first half of 2001 was associated with the sale of a 36.4-acre multi-family tract within the Rialto Drive project in December 2000. In this transaction we sold the property for $5.3 million, but deferred $3.5 million of the revenues and $1.6 million of the related operating income. We are recognizing these deferred amounts pro rata as the required infrastructure construction is completed. As discussed in "Development Activities" above, construction at the Rialto Drive project is proceeding, resulting in our recognizing
$1.5 million of the deferred revenues including $0.7 million to operating income during the second quarter of 2001 and $2.6 million of the deferred revenues and $1.2 million of the related operating income during the six months ended June 30, 2001. The remaining $0.9 million of deferred revenues and $0.4 million of related operating income is expected to be recognized during the remainder of 2001.

      When we sell real estate to an entity we jointly own with Olympus, we defer recognizing revenues from the sale related to our ownership interest until sales are made to unrelated parties. The sale of two Wimberly Lane single-family homesites by the Barton
Creek Joint Venture during the first quarter of 2001 resulted in our recognition of previously deferred revenues of less than $0.1
million for the six-month 2001 period.   Sales by the Barton Creek
Joint Venture during 2000 resulted in our recognition of previously deferred revenues of $1.2 million and $0.6 million of related operating income during the second quarter of 2000 and recognition of previously deferred revenues of $2.0 million and $1.0 million of related operating income during the six months ended June 30, 2000. During the second quarter of 2000, we also recognized $0.5 million of previously deferred revenues and $0.4 million of related operating income associated with our sale of 5.5 acres of commercial real estate to the 7000 West Joint Venture. At June 30, 2001 we had a total of $3.4 million of deferred revenues and $1.1 million of related operating income remaining to be recognized from future sales of real estate by the Barton Creek Joint Venture.

    We currently have no developed property inventory but we are developing lots that may be available in the third quarter of 2001 (see "Development Activities," above). Our second-quarter 2000 developed property revenues included the sale of six single-family homesites and we sold 21 developed lots during the six months ended June 30, 2000. Lots sold by our unconsolidated affiliates are not included in our developed property revenues (see "Unconsolidated Affiliates" above).

    Commissions, management fees and other income totaled to $0.3 million during the second quarter of 2001 and $0.6 million during the six months ended June 30, 2001 compared to $0.7 million and $1.6 million during the comparable periods last year. The decrease during the first two quarters of 2001 from the same periods last year primarily reflects the decrease in sales by our unconsolidated affiliates, particularly the Barton Creek Joint Venture, which represent a significant portion of our sales commissions. See "Capital Resources and Liquidity" below for a discussion of our expanded management services agreement associated with the Lakeway project near Austin, Texas.

    Cost of sales increased to $6.1 million in the second quarter of 2001 from $1.8 million during the second quarter of 2000 and to $6.8 million during the six months ended June 30, 2001 from $3.4 million during the comparable six-month period in 2000. The increases primarily reflect the significant sales of undeveloped entitled properties during the second quarter of 2001. The increases in cost of sales during 2001 were partially offset by a reimbursement of certain infrastructure costs previously charged to expense or relating to properties previously sold, which reduced our first quarter of 2001 cost of sales by $0.8 million, and the reduced sales activity of our unconsolidated affiliates during the first half of 2001.

    Our general and administrative expenses decreased to $0.6 million during the second quarter of 2001 and $1.4 million for the six months ended June 30, 2001 from $0.8 million and $1.8 million during the comparable periods in 2000. The decrease between the periods primarily reflects reduced administrative costs resulting from the implementation of a new accounting system and other initiatives to reduce costs.

Non-Operating Results

    Interest expense, net of capitalized interest, totaled $0.4 million during the second quarter of 2001 and $0.5 million for the six months ended June 30, 2001 compared to $0.2 million during the second quarter of 2000 and $0.4 million for the six months ended June 30, 2000. Capitalized interest totaled $0.3 million for the second quarter of 2001 and $0.5 million for the six months ended June 30, 2001 compared to $0.3 million during the second quarter of 2000 and $0.7 million during the six months ended June 30, 2000.

    In March 2000, the City approved a settlement agreement of all its disputes with other Austin-area real estate developers and landowners concerning the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C Municipal Utility Districts (MUDs) and the dissolution of the four MUDs were dismissed with prejudice. Accordingly, the City's partial payments of our reimbursement claim, totaling $10.5 million as of March 31, 2000, were no longer subject to a repayment contingency. As a result, we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle
C. We settled our disputes with the City related to the remaining amounts of the Circle C MUDs in the fourth quarter of 2000, when we received $6.9 million from the City as full and final settlement of our claim. See Note 6 to the "Notes To Financial Statements" included within our 2000 Annual Report on Form 10-K for discussion of the settlement of our Circle C MUD reimbursement claim.

                   CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $2.7 million during the six months ended June 30, 2001 compared to $2.9 million during the six months ended June 30, 2000. The decrease primarily reflects reduced distributions received from the Barton Creek Joint Venture offset in part by our increased revenues from the second-quarter 2001 sale of undeveloped entitled properties. Cash used in investing activities totaled $16.1 million for the six months ended June 30, 2001 compared with $2.4 million during the same period in 2000, reflecting an increase in our net real estate and facilities expenditures (see "Development Activities" above) and the $2.0 million investment in the Lakeway project, near Austin, Texas (see below). Financing activities provided cash of $7.3 million during the first six months of 2001 reflecting borrowings under our Comerica credit facility and our successful negotiations to obtain a second $5.0 million unsecured term loan, offset in part by the $3.2 million repayment to Olympus under the convertible debt credit facility (see below).

     At June 30, 2001, we had debt outstanding of $16.2 million compared to $8.4 million at December 31, 2000 and $16.7 million at June 30, 2000. Our debt outstanding at June 30, 2001 included $10.0 million of borrowings under our unsecured term loans (see below), with the first $5.0 million term loan maturing in

December 2005 and the newly obtained $5.0 million term loan maturing in July 2006. We had $6.2 million of borrowings at June 30, 2001 under our $20 million revolver, which matures in December 2002. The availability under the $20 million revolving line of credit was reduced to $18.0 million to satisfy the $2.0 million interest reserve account requirement at June 30, 2001. For a discussion of our bank credit facilities see Note 5 included in the "Notes To Financial
Statements" included in our 2000 Annual Report on Form 10-K.

     During the second quarter of 2001, we repaid Olympus the entire $3.2 million balance under our convertible debt facility used to acquire our interest in the Walden Partnership in Houston, Texas in September 1998. We repaid the convertible debt with a portion of the proceeds from our recently negotiated additional $5.0 million five-year unsecured term loan with First American Asset Management. By exchanging the convertible debt for the term loan debt, we have avoided the potential dilutive effect of Olympus converting the debt into shares of our common stock and reduced the amount of interest we are incurring from 12 percent to 9.25 percent. We will use the remainder of the proceeds from the $5.0 million unsecured term loan to fund our ongoing operations and for other general corporate purposes.

	In the second quarter of 2001, we secured an $18.4 million project loan facility with Comerica for the construction of the 7500 Rialto office building project (see "Development Activities" above). This variable-rate project loan facility matures in June 2003, with an option to extend the maturity by one year. Currently our availability under the project loan is $9.2 million and is intended for the construction of the first 75,000 square foot office building and a related parking garage. At June 30, 2001 we had no borrowings under this project loan facility.

     Since mid-1998 we have provided development, management, operating and marketing services for the Lakeway project near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project. Under the agreement we receive enhanced management and development fees and sales commissions, as well as a net profits interest in the project.

     During the second quarter of 2001, we negotiated an agreement to sell the entire Schramm Ranch property to a single purchaser for approximately $11.0 million, conditioned on obtaining certain entitlements. We, as manager of the project, obtained subdivision, annexation, zoning and other entitlements for the first phase of the Schramm Ranch project. Obtaining these entitlements allowed for the sale of the first phase of the Schramm Ranch project for $1.5 million. The proceeds from this initial sales transaction will be used to obtain entitlements for the remaining 500-plus acres of the property. We expect to obtain those entitlements during the fourth quarter of 2001, allowing at least one additional phase to be sold in 2001. We believe that we will receive a portion of the sales proceeds in connection with our net profits interest in the project when the sale of the second phase occurs.

     In February 2001, our Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of our common stock representing approximately 10 percent of our outstanding common stock, after considering the effects of the stock split transactions described in the following paragraph. The purchases may occur over time depending on many factors, including the market price of our common stock; our operating results, cash flows and financial position; possible redemption of our mandatorily redeemable preferred stock held by Olympus; and general economic and market conditions. We have yet to make any open market share purchases under this program as of July 27, 2001.

     On May 10, 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. The effective date of this transaction was May 25, 2001.
This transaction resulted in our shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share of our common stock in the reverse 1-for-50 split. Those shareholders received cash payments equal to the fair value of those fractional interests. Our shareholders holding more than 50 shares of our common stock had their number of shares of common stock reduced by one-half immediately after this transaction.
Shareholders holding an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share.
The fair value of the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. Accordingly, we funded $0.5 million into a restricted cash account to purchase approximately 42,000 shares of our common stock.
As of June 30, 2001, fractional shares representing approximately 17,000 shares of our common stock were purchased for $0.2 million. We expect this transaction to lower our future reporting and related costs.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our future real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to their eventual
sale.   As a result of our settlement of certain entitlement and
reimbursement issues with the City during 2000 and 2001, we have initiated a plan to develop a significant portion of our Austin-area properties with capital expenditures for 2001 significantly exceeding the development expenditures incurred during each of the past three years. However, if our revenues continue to be depressed because of the recent downturn in the information technology business sector, which has negatively affected Austin's business climate, we may be required to defer some of our remaining near-term development plans until the real estate market improves.

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

                       STRATUS PROPERTIES INC.

                         By:  /s/ C. Donald Whitmire, Jr.
                            ---------------------------------
                                  C. Donald Whitmire, Jr.
                               Vice President - Controller
                                (authorized signatory and
                              Principal Accounting Officer)

Date:   August  13, 2001

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

15.1      Letter dated July 27, 2001 from Arthur Andersen
          LLP regarding the unaudited financial statements.