Form 10-Q
period 2001-09-30
STRATUS PROPERTIES INC
filed 2001-11-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 2001



                Commission File Number:  0-19989



                    Stratus Properties Inc.



    Incorporated in Delaware                  72-1211572
                                  (IRS Employer Identification No.)


     98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


On September 30, 2001, there were issued and outstanding
7,111,620 shares of the registrant's Common Stock, par value
$0.01 per share.


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

Item 1.   Financial Statements



                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)


                                            September 30,   December 31
                                                2001            2000
                                            ------------    -----------
ASSETS
Current assets:
Cash and cash equivalents, including
restricted cash of $0.2 million and
$0.6 million, respectively                  $        579    $     7,996
Accounts receivable                                1,276            596
Prepaid expenses                                     126            218
                                            ------------    -----------
        Total current assets                       1,981          8,810
Real estate and facilities, net                  106,707         93,005
Investments in and advances to
unconsolidated affiliates                          6,882          7,596
Other assets                                       9,216          2,482
                                            ------------    -----------
Total assets                                $    124,786    $   111,893
                                            ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities    $      3,147    $     1,920
Accrued interest, property taxes and other         1,470          1,486
                                            ------------    -----------
Total current liabilities                          4,617          3,406
Long-term debt                                    20,137          8,440
Other liabilities                                  5,179          8,967
Mandatorily redeemable preferred stock            10,000         10,000
Stockholders' equity                              84,853         81,080
                                            ------------    -----------
Total liabilities and stockholders' equity  $    124,786    $   111,893
                                            ============    ===========


The accompanying notes are an integral part of these financial statements.

                   STRATUS PROPERTIES INC.
                STATEMENTS OF INCOME (Unaudited)


                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                      ----------------   -----------------
                                        2001     2000      2001      2000
                                      -------  -------   --------   -------
                                    (In Thousands, Except Per Share Amounts)
Revenues                              $ 4,459  $ 2,019   $ 14,098   $ 7,074
Costs and expenses:
Cost of sales                             752    1,573      7,513     4,996
General and administrative expenses       515      938      1,897     2,728
                                      -------  -------   --------   -------
   Total costs and expenses             1,267    2,511      9,410     7,724
                                      -------  -------   --------   -------
Operating income (loss)                 3,192     (492)     4,688      (650)
Interest expense, net                     -       (195)      (456)     (582)
Other income, net                           4      150        239     7,958
                                      -------  -------   --------   -------
Income before income taxes and
 equity in affiliates                   3,196     (537)     4,471     6,726
Income tax provision                       -       -          -         (40)
Equity in unconsolidated affiliates
 income (loss)                           (140)     701       (305)    1,331
                                      -------  -------   --------   -------
Net income                            $ 3,056  $   164   $  4,166   $ 8,017
                                      =======  =======   ========   =======

Net income per share:
     Basic                              $0.43    $0.02      $0.58     $1.12
                                        =====    =====      =====     =====
     Diluted                            $0.37    $0.02      $0.51     $0.99
                                        =====    =====      =====     =====

Average shares outstanding:
     Basic                              7,112    7,149      7,152     7,148
                                        =====    =====      =====     =====
     Diluted                            8,152    8,146      8,115     8,135
                                        =====    =====      =====     =====


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
              STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                     2001      2000
                                                    -------   -------
                                                     (In Thousands)
Cash flow from operating activities:
Net income                                          $ 4,166   $ 8,017
Adjustments to reconcile net income to
net cash provided by operating
activities:
 Depreciation and amortization                          100        88
 Cost of real estate sold                             5,830       667
 Recognition of deferred Circle C
  municipal utility reimbursements                      -      (7,430)
 Equity in unconsolidated affiliates' loss (income)     305    (1,331)
 Long-term receivable and other                      (8,356)    4,250
 (Increase) decrease in working capital:
  Accounts receivable and other                        (588)      778
  Accounts payable and accrued liabilities            1,408      (276)
                                                    -------   -------
Net cash provided by operating activities             2,865     4,763
                                                    -------   -------

Cash flow from investing activities:
Real estate and facilities                          (19,540)   (3,731)
Investment in Lakeway Project                        (2,000)      -
                                                    -------   -------
Net cash used in investing activities               (21,540)   (3,731)
                                                    -------   -------

Cash flow from financing activities:
Payments on term loan                                (5,588)   (4,697)
Proceeds from credit facility, net                   15,328     3,309
Proceeds from term loan                               5,000       -
Repayment of convertible debt                        (3,240)      -
Repurchases of shares of Stratus' common stock         (242)      -
Exercise of stock options                               -          18
                                                    -------   -------
Net cash provided by (used in) financing activities  11,258    (1,370)
                                                    -------   -------
Net decrease in cash and cash equivalents            (7,417)     (338)
Cash and cash equivalents at beginning of year        7,996     3,964
                                                    -------   -------
Cash and cash equivalents at end of period          $   579   $ 3,626
                                                    =======   =======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Share Purchase Program. In February 2001, Stratus' Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus' common stock (see Note 6). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus' operating results, cash flow and financial position; and general economic and market conditions. No purchases have been made under this program through October 26, 2001.

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

    In July 2001, the FASB issued SFAS 141, "Business Combinations," SFAS 142, "Goodwill and other Intangible Assets". SFAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Stratus does not anticipate the adoption of these standards to have any affect on its financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143, effective for fiscal years beginning after June 15, 2002, requires the fair value of liabilities for asset retirement obligations to be recorded in the period they are incurred. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions, and provides additional implementation guidance for SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Stratus does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2001 presentation.

2. OLYMPUS RELATIONSHIP and INVESTMENT IN UNCONSOLIDATED AFFILIATES In May 1998, Stratus and Olympus Real Estate Corporation
(Olympus), formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. As of September 30, 2001 Olympus had invested approximately $13.4 million in joint Stratus/Olympus projects, as further discussed below.

    During the second quarter of 2001, Stratus repaid Olympus the entire $3.2 million balance under the convertible debt financing facility used to finance Stratus' interest in the Walden Partnership in Houston, Texas, purchased in September 1998. Included in the $3.2 million payment to Olympus was $0.8 million of accrued interest that had been added to the principal at the end of each subsequent quarter, and which represented the stated 12 percent annual rate pursuant to the terms of the convertible debt financing agreement. Stratus paid an additional $0.3 million of interest during the third quarter of 2001 to satisfy the minimum annual rate of return provision within the convertible debt facility agreement, which provided that if the combination of interest at 12 percent and the value of the conversion right did not provide Olympus with at least a 15 percent annual return on the convertible debt, Stratus would pay Olympus additional interest upon termination of the convertible
debt facility in an amount necessary to yield a 15 percent
return.   The convertible debt facility was terminated on August
15, 2001.

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

     Stratus' three joint ventures are the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West Joint Venture). The Barton Creek Joint Venture currently consists of two separate subdivisions, "Wimberly Lane" and "Escala Drive," located in southwest Austin, Texas. At September 30, 2001 there was one remaining single-family homesite at the Wimberly Lane subdivision and 21 remaining single-family homesites at the Escala Drive subdivision. The Walden Partnership had 420 single-family homesites available at the Walden on Lake Houston development in Houston, Texas at September 30, 2001. The 7000 West Joint Venture consists of two fully constructed and leased 70,000 square foot office buildings located in the Lantana development in southwest Austin.

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

    The Barton Creek Joint Venture distributed $0.7 million to the partners during the first quarter of 2001; however, it made no distributions to the partners during either the second or third quarters of 2001. From inception through September 30, 2001 the Barton Creek Joint Venture has distributed $17.1 million to the partners. Stratus' portion of the distributions, approximately $8.6 million, have been recorded as repayment of the Barton Creek notes receivable and related accrued interest ($6.9 million) and a $1.7 million reduction of its investment in
the Barton Creek Joint Venture.   Stratus recorded the entire
amount of its portion of the first-quarter distribution, approximately $0.4 million, as a reduction of its investment in
the Barton Creek Joint Venture.   Future distributions by the
Barton Creek Joint Venture will reduce Stratus' investment in the joint venture as a return of partner's capital until Stratus' remaining investment of $3.7 million is recovered. During the second quarter of 2001, the 7000 West Joint Venture distributed approximately $0.1 million to the partners, which Stratus recorded as a reduction of its investment in the 7000 West Joint Venture. There have been no distributions by the Walden Partnership. The summarized unaudited earnings data of Stratus' unconsolidated affiliates is shown below (in thousands):


                           Barton Creek   Walden        7000
                           Joint Venture  Partnership   West      Total
                           -------------  -----------  -------   --------
Quarter ended
September 30, 2001:
Revenues                    $     750      $  617      $ 873     $  2,240
Operating loss                    (77)       (203)       (77)        (357)
Net loss                          (76)       (170)       (55)        (301)
Stratus' equity in net loss       (38)        (74)       (28)        (140)


Quarter ended
September 30, 2000:
Revenues                    $   5,160     $   657      $  347    $  6,164
Operating income (loss)         1,761        (278)        (10)      1,473
Net income (loss)               1,761        (377)         (8)      1,376
Stratus' equity in net
income (loss)                     879        (174)a        (4)        701 a


                           Barton Creek     Walden      7000
                           Joint Venture  Partnership   West      Total
                           -------------  -----------  -------   --------
Nine months ended
September 30, 2001:
Revenues                    $     973     $ 2,156      $ 2,434   $  5,563
Operating loss                   (183)       (473)        (234)      (890)
Net loss                         (175)       (339)        (166)      (680)
Stratus' equity in net loss       (87)       (135)a        (83)      (305)a


Nine months ended
September 30, 2000:
Revenues                    $  13,924     $ 2,083      $   756   $ 16,763
Operating income (loss)         3,567        (559)        (540)     2,468
Net income (loss)               3,630        (510)        (530)     2,590
Stratus' equity in net
income (loss)                   1,814        (218)a       (265)     1,331 a


a. Includes recognition of deferred income totaling $11,000 during the third quarter of 2001 and $14,000 in the third quarter of 2000. The nine month periods include recognition of deferred income totaling $34,000 in 2001 and $37,000 in 2000. The deferred income represents the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Stratus will recognize the remaining deferred income as the related real estate is sold. Through September 30, 2001, Stratus has recognized $143,000 of a total of $337,000 of deferred income associated with the Walden Partnership.

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

                                              Three Months         Nine Months
                                           Ended September 30, Ended September 30,
                                           ------------------   -----------------
                                             2001     2000       2001      2000
                                           -------   -------    -------  --------

Basic net income per share of
 common stock:
Net income                                 $ 3,056    $  164    $ 4,166   $ 8,017
                                           -------    ------    -------   -------
Weighted average common shares
 outstanding                                 7,112     7,149      7,152     7,148
                                            ------    ------    -------   -------
Basic net income per share of
 common stock                                $0.43     $0.02      $0.58     $1.12
                                             =====     =====      =====     =====
Diluted net income per share of
 common stock:
Net income                                 $ 3,056    $  164    $ 4,166   $ 8,017
                                           -------    ------    -------   -------
Weighted average common shares outstanding   7,112     7,149      7,152     7,148
Dilutive stock options                         189       146        112       136
Assumed redemption of preferred stock          851       851        851       851
                                           -------    ------    -------   -------
Weighted average common shares
 outstanding for purposes of calculating
 diluted net income per share                8,152     8,146      8,115     8,135
                                           -------    ------    -------   -------
Diluted net income per share                 $0.37     $0.02      $0.51     $0.99
                                             =====     =====      =====     =====

    Interest accrued on the convertible debt outstanding totaled approximately $83,000 for the third quarter of 2000 and $248,000 for the nine months ended September 30, 2000. Although the debt was convertible into 404,000 shares for the three and nine months periods ending September 30, 2000, these shares were excluded from the diluted net income per share calculation because the effect of an assumed redemption of the convertible debt was anti-dilutive. Stratus repaid all borrowings under its convertible debt facility during the second quarter of 2001. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through September 30, 2001.

    Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                               Third Quarter         Nine Months
                            ------------------    ------------------
                              2001      2000       2001       2000
                            -------    -------    -------    -------
Outstanding options         142,000    155,000    399,000    265,000
Average exercise price       $12.38     $12.14     $10.26     $10.70


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

5. RESTRICTED CASH
At September 30, 2001, Stratus had restricted cash deposits totaling $0.2 million to fund the purchase of fractional shares of its common stock resulting from its stock split transactions
(see Note 6).

6.  STOCK SPLIT TRANSACTIONS
On May 10, 2001, the shareholders of Stratus approved an amendment to Stratus' certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus' shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders holding more than 50 shares of Stratus' common stock had their number of shares common stock reduced by one-half immediately after this transaction. Shareholders holding an odd number of shares were entitled to a cash payment equal to the
fair value of the resulting fractional share.   The fair value of
the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date, May 25, 2001, at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. Stratus funded $0.5 million into a restricted cash account to purchase approximately 42,000 post-stock split shares of its common stock. As of September 30, 2001, fractional shares representing approximately 21,000 shares of Stratus' common stock had been purchased for $0.25 million. The number of shares outstanding of Stratus' mandatorily redeemable preferred stock (see Note 3 of "Notes To Financial Statements" included in Stratus' 2000 Annual Report on Form 10-K) is not affected by this transaction; however, the conversion price in effect immediately prior to the transaction was approximately doubled to reflect the effects of these transactions.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware corporation), as of September 30, 2001, and the related statements of income for the three and nine-month periods ended September 30, 2001 and 2000, and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Austin, Texas
October 26, 2001

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                            OVERVIEW

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis and financial results contained in our 2000 Annual Report on Form 10-
K. The operating results summarized in this report are not necessarily indicative of our future operating results.

    We acquire, develop, manage and sell commercial and residential real estate. We conduct real estate operations on properties we own and through unconsolidated affiliates we jointly own with Olympus Real Estate Corporation (Olympus) pursuant to a strategic alliance formed in May 1998 (see Note 2).

                     DEVELOPMENT ACTIVITIES
Stratus Properties
     We have reached agreement with the City of Austin (the City) concerning development of a 417-acre portion of the Lantana project. The agreement reflects a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this most recent agreement, we have now completed the core entitlement process for the entire Lantana project allowing approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots.

     In the fourth quarter of 2000 we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana development. The required infrastructure development at the site, known as "Rialto Drive," is nearing completion and final completion is expected early in the fourth quarter of 2001. Construction of the first of two 75,000 square foot office buildings at Rialto Drive (7500 Rialto) is proceeding as planned and should be substantially complete by year-end 2001. Construction of the office buildings at Rialto is now utilizing borrowings available to us under a new project development loan (see "Capital Resources and Liquidity" below). Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which are now being constructed by an apartment developer pursuant to our sale of a 36.4-acre multi-family tract in December 2000 (see "Result of Operations" below).

     We continue to work on residential development plans for portions of our Circle C project. During the third quarter of 2001, we met with City of Austin representatives and with neighborhood and environmental groups to discuss a plan to modify portions of the land plan and provide enhanced water quality protection for portions of the Circle C project.

     We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, is now complete and marketing efforts have commenced. Mirador adjoins the Escala Drive subdivision, which is owned by our Barton Creek Joint Venture (see below). The Mirador subdivision consists of 34 estate lots, averaging 3.5 acres in size.

     We are also completing the permitting of two new residential sections at Barton Creek. The first is a 114-acre tract with 54 lots ranging in size from one-third acre to multi-acre estate lots, some of which overlook the Lost Creek Country Club golf course. This project is expected to receive final approval during the fourth quarter of 2001. The second section is a 212-acre tract that includes 125 single-family lots and nine acres for condominium development. Some of these lots will adjoin the Fazio Canyons golf course. This project is expected to receive final approval by early 2002. Development activities will be deferred until the Austin-area economy improves (see "Capital Resources and Liquidity" below.)

Unconsolidated Affiliates
    We own a 49.9 percent interest in three joint ventures and Olympus, our partner, owns the remaining 50.1 percent interest in each of the joint ventures. Accordingly, we account for our investments in these joint ventures using the equity method of accounting. We develop and manage each project undertaken by these joint ventures and receive development fees, sales commissions, and other management fees for our services. See
Note 2 included elsewhere in this Form 10-Q for the summarized unaudited results of operations of our unconsolidated affiliates for the three and nine-month periods ended September 30, 2001 and 2000.

Barton Creek Joint Venture
     The Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) currently consists of two separate subdivisions:
"Wimberly Lane" and "Escala Drive." Construction of the Wimberly Lane subdivision, consisting of 75 developed residential lots, was completed during the first quarter of 1999. We had only one Wimberly Lane lot remaining to be sold at September 30, 2001. We sold two Wimberly Lane lots during the first quarter of 2001 for a total of $0.2 million. We sold no Wimberly Lane lots during the second and third quarters of 2001. During the third quarter of 2000, we sold four Wimberly Lane lots for $0.4 million and a total of 25 lots during the nine months ended September 30, 2000 for $3.0 million.

     Construction of the Escala Drive subdivision was completed during the second quarter of 2000. As of September 30, 2001, 33 of the original 54 multi-acre residential lots have been sold. These residential lots, as well as the developed lots at our Mirador subdivision (see "Stratus Properties" above), are the largest developed to date within the Barton Creek community. One Escala Drive lot was sold during the third quarter of 2001 for $0.8 million; however, there were no Escala Drive residential lot sales during the first half of 2001 (see "Capital Resources and Liquidity" below). During the third quarter of 2000, we sold ten of the Escala Drive residential lots for $4.8 million and a total of 25 lots during the nine months ended September 30, 2000 for $10.9 million.

     The Barton Creek Joint Venture distributed approximately $0.7 million to the partners in the first quarter of 2001. We recorded our share of these distributions, approximately $0.4 million, as a return of our investment in the joint venture. There were no distributions to the partners during the second or third quarters of 2001. The Barton Creek Joint Venture distributed approximately $4.6 million to the partners in the third quarter of 2000 and a total of $12.1 million for the nine months ended September 30, 2000. Our share of the distribution proceeds totaled approximately $2.3 million during the third quarter of 2000 and $6.1 million for the nine months ended September 30, 2000.

Walden Partnership
     At September 30, 2001, the Walden Partnership had 420 single-family homesites available for sale at the Walden on Lake Houston development in Houston, Texas. The Partnership sold 24 single-family homesites during the third quarter of 2001 and a total of 73 single-family homesites during the nine months ended September 30, 2001, compared with sales of 31 and 80 single-family homesites during the comparable periods last year. In September 1998, we deposited $2.5 million of restricted cash as additional collateral for the related project development loan facility.
The remaining restricted deposit totaled $0.6 million at December 31, 2000. During the third quarter of 2001, the Walden Partnership repaid all remaining borrowings outstanding under its project development loan facility and our remaining $0.4 million of restricted cash was released.

7000 West
     We have two fully leased and occupied 70,000 square foot office buildings at the Lantana Corporate Center, known as 7000 West. In our role as manager of 7000 West, we arranged for a $6.6 million project loan facility to finance construction of the first office building. The construction of the second building required additional financing, which was provided by an additional $7.7 million financing under the 7000 West development loan facility negotiated in the first quarter of 2000.
Borrowings outstanding under 7000 West's project loan facility totaled $13.0 million at September 30, 2001 and $12.0 million at December 31, 2000. The project loan facility was originally scheduled to mature on August 24, 2001. However, as manager of 7000 West, we successfully negotiated an extension of the term loan with Comerica Bank-Texas (Comerica) to August 24, 2002 with the option to extend the maturity to August 24, 2003, subject to certain conditions.

                      RESULTS OF OPERATIONS

      Summary operating results follow (in thousands):

                                          Third Quarter          Nine-Months
                                         -----------------    ------------------
                                          2001      2000        2001      2000
                                         -------   -------    --------   -------
Revenues:
  Undeveloped properties:
     Unrelated parties                   $ 3,250   $   -      $  9,623   $   342
     Recognition of deferred revenues        840     1,213       3,479     3,729
  Developed properties                       -         108         -         704
 Commissions, management fees and other      369       698         996     2,299
                                         -------   -------    --------   -------
  Total revenues                         $ 4,459   $ 2,019    $ 14,098   $ 7,074
                                         =======   =======    ========   =======

Operating income (loss)                  $ 3,192   $  (492)   $  4,688   $  (650)
                                         =======   =======    ========   =======

Net income                               $ 3,056   $   164    $  4,166   $ 8,017
                                         =======   =======    ========   =======

Operating Results

     Our revenues during the third quarter and nine months ended September 30, 2001 primarily reflect the sale of undeveloped entitled properties to unrelated third parties. During the third quarter of 2001, we sold a 41-acre undeveloped tract in Austin, Texas for $3.3 million. During the first half of 2001 our undeveloped property revenues included the sale of 112 acres of undeveloped entitled residential property in Houston, Texas for $2.7 million, the sale of 10 acres of undeveloped entitled property in Dallas, Texas for $1.7 million and one 17-acre undeveloped tract sale in Austin, Texas totaling $2.0 million. Revenues from undeveloped properties during the nine months ended September 30, 2000 reflect the sale of one acre of multi-family property in San Antonio, Texas.

       The majority of the deferred revenue recognized during the third quarter and nine months ended September 30, 2001 was associated with the sale of a 36.4-acre multi-family tract within the Rialto Drive project in December 2000. In this transaction we sold the property for $5.3 million but deferred $3.6 million of the sale. We are recognizing this deferred revenue pro rata as the required infrastructure construction is completed. As discussed in "Development Activities" above, construction at the Rialto Drive project is nearly complete, resulting in our recognizing deferred revenues of $0.7 million during the third quarter of 2001 and $3.3 million during the nine months ended September 30, 2001. The remaining $0.3 million of deferred revenue will be recognized when the project is completed during the fourth quarter of 2001.

      When we sell real estate to an entity we jointly own with Olympus, we defer recognizing revenues from the sale related to our ownership interest until sales are made to unrelated parties. The Barton Creek Joint Venture sold two Wimberly Lane single-family homesites during the first quarter of 2001 and one Escala Drive homesite during the third quarter of 2001, which resulted in our recognition of previously deferred revenues of $0.2
million for the nine-month 2001 period.   Sales by the Barton
Creek Joint Venture during 2000 resulted in our recognition of previously deferred revenues of $1.2 million and $0.6 million of related operating income during the third quarter of 2000 and recognition of previously deferred revenues of $3.2 million and $1.6 million of related operating income during the nine months ended September 30, 2000. During the second quarter of 2000, we also recognized $0.5 million of previously deferred revenues and $0.4 million of related operating income associated with our sale of 5.5 acres of commercial real estate to the 7000 West Joint Venture. At September 30, 2001 we had a total of $2.0 million of deferred revenues and $1.1 million of related operating income remaining to be recognized from future sales of real estate by the Barton Creek Joint Venture.

    We have sold no developed lots during 2001; however, our Mirador subdivision (see "Development Activities," above) is now complete and we are currently marketing these lots. Our third-quarter 2000 developed property revenues included the sale of three single-family homesites and we sold 24 developed lots during the nine months ended September 30, 2000. Lots sales by our unconsolidated affiliates are not included in our developed property revenues (see "Unconsolidated Affiliates" above).

    Commissions, management fees and other income totaled $0.4 million during the third quarter of 2001 and $1.0 million during the nine months ended September 30, 2001 compared to $0.7 million and $2.3 million during the comparable periods last year. The decrease during 2001 from the same periods last year primarily reflects the decrease in sales by our unconsolidated affiliates, particularly the Barton Creek Joint Venture, which represent a significant portion of our sales commissions. See "Capital Resources and Liquidity" below for a discussion of our expanded management services agreement associated with the Lakeway project near Austin, Texas.

    Cost of sales decreased to $0.8 million in the third quarter of 2001 from $1.6 million during the third quarter of 2000 primarily reflecting the decrease in sales from our unconsolidated affiliates partially offset by the $0.1 million of costs associated with the sale of a 41-acre tract during the third quarter of 2001. Cost of sales increased to $7.5 million during the nine months ended September 30, 2001 from $5.0 million during the comparable nine-month period in 2000, primarily reflecting the significant sales of undeveloped entitled properties during the second quarter of 2001. The increase in cost of sales during the nine months ended September 30, 2001 was partially offset by a reimbursement of certain infrastructure costs previously charged to expense or relating to properties previously sold, which reduced our first quarter of 2001 cost of sales by $0.8 million, and reduced sales activity of our unconsolidated affiliates throughout 2001.

    Our general and administrative expenses decreased to $0.5 million during the third quarter of 2001 and $1.9 million for the nine months ended September 30, 2001 from $0.9 million and $2.7 million during the comparable periods in 2000. The decrease between the periods primarily reflects reduced administrative costs resulting from the implementation of a new information system and other initiatives to reduce costs.

Non-Operating Results

    Interest expense, net of capitalized interest, totaled $0.5 million for the nine months ended September 30, 2001 compared to $0.6 million for the nine months ended September 30, 2000. Interest expense, net of capitalized interest, totaled $0.2 million during the third quarter of 2000. All our interest costs were capitalized during the third quarter of 2001. Capitalized interest totaled $0.4 million for the third quarter of 2001 and $0.9 million for the nine months ended September 30, 2001 compared to $0.3 million during the third quarter of 2000 and $1.0 million during the nine months ended September 30, 2000.

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

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $2.9 million during the nine months ended September 30, 2001 compared to $4.8 million during the nine months ended September 30, 2000. The decrease primarily reflects reduced distributions received from the Barton Creek Joint Venture offset in part by our increased revenues from our undeveloped entitled properties sales. Cash used in investing activities totaled $21.6 million for the nine months ended September 30, 2001 compared with $3.7 million during the same period in 2000, reflecting an increase in our net real estate and facilities expenditures (see "Development Activities" above) and the $2.0 million investment in the Lakeway project, near Austin, Texas (see below). Financing activities provided cash of $11.3 million during the first nine months of 2001 reflecting borrowings under our Comerica credit facility and our successful negotiations to obtain a second $5.0 million unsecured term loan, offset in part by the $3.2 million repayment to Olympus under the convertible debt credit facility (see below).

     At September 30, 2001, we had debt outstanding of $20.1 million compared to $8.4 million at December 31, 2000 and $15.4 million at September 30, 2000. Our debt outstanding at September 30, 2001 included $10.0 million of borrowings under our unsecured term loans (see below), with the first $5.0 million term loan maturing in December 2005 and the newly obtained $5.0 million term loan maturing in July 2006. We had $9.9 million of borrowings at September 30, 2001 under our $20 million revolver, which matures in December 2002. The availability under the $20 million revolving line of credit was reduced to $18.0 million to satisfy the $2.0 million interest reserve account requirement at September 30, 2001. For a discussion of our bank credit facilities see Note 5 included in the "Notes To Financial Statements" included in our 2000 Annual Report on Form 10-K.

     During the second quarter of 2001, we repaid Olympus the entire $3.2 million balance under our convertible debt facility used to acquire our interest in the Walden Partnership in Houston, Texas in September 1998. We repaid the convertible debt with a portion of the proceeds from our recently negotiated additional $5.0 million five-year unsecured term loan with First American Asset Management. By exchanging the convertible debt for the term loan debt, we have avoided the potential dilutive effect of Olympus converting the debt into shares of our common stock and reduced our related financing cost from 12 percent to 9.25 percent. We will use the remainder of the proceeds from the $5.0 million unsecured term loan to fund our ongoing operations and for other general corporate purposes.

     In the second quarter of 2001, we secured an $18.4 million project loan facility with Comerica for the construction of the two office buildings at the 7500 Rialto project (see "Development Activities" above). This variable-rate project loan facility matures in June 2003, with an option to extend the maturity by one year. Currently our availability under the project loan is $9.2 million and is intended for the construction of the first 75,000 square foot office building and a related parking garage. At September 30, 2001 we had borrowings totaling $0.3 million under this project loan facility.

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

     During the second quarter of 2001, we negotiated an agreement to sell the entire Schramm Ranch property to a single purchaser for approximately $11.0 million, conditioned on obtaining certain entitlements. As manager of the project, we obtained subdivision, annexation, zoning and other entitlements for the first phase of the Schramm Ranch project. Obtaining these entitlements allowed for the sale of the first phase of the Schramm Ranch project for $1.5 million. The proceeds from this initial sales transaction are being used to obtain entitlements for the remaining 500-plus acres of the property. We expect to obtain those entitlements during the fourth quarter of 2001, allowing at least one additional phase to be sold in 2001. We believe that we will receive a portion of the sales proceeds in connection with our net profits interest in the project when the sale of the second phase occurs.

     In February 2001, our Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of our common stock representing approximately 10 percent of our outstanding common stock, after considering the effects of the stock split transactions described in the following paragraph. The purchases may occur over time depending on many factors, including the market price of our common stock; our operating results, cash flows and financial position; possible redemption of our mandatorily redeemable preferred stock held by Olympus; and general economic and market conditions. We have yet to make any open market share purchases under this program as of October 26, 2001.

     On May 10, 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. The effective date of this transaction was May 25, 2001. This transaction resulted in our shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share of our common stock in the reverse 1-for-50 split. Those shareholders received cash payments equal to the fair value of those fractional interests. Our shareholders holding more than 50 shares of our common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders holding an odd number of shares were entitled to a cash payment equal to the
fair value of the resulting fractional share.   The fair value of
the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. Accordingly, we funded $0.5 million into a restricted cash account to purchase approximately 42,000 shares of our common stock. As of September 30, 2001, fractional shares representing approximately 21,000 shares of our common stock had been purchased for $0.25 million. We expect this transaction, including the funding of the remaining share purchases, to lower our future reporting and related costs.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our future real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to
their eventual sale.   As a result of our settlement of certain
entitlement and reimbursement issues with the City during 2000 and 2001, we have proceeded to develop a significant portion of our Austin-area properties with capital expenditures in 2001 that have significantly exceeded the development expenditures incurred during each of the past three years. However, because of the decrease in our sales activities resulting from the recent downturn in the information technology business sector, which has negatively affected Austin's business climate, we are planning to defer some of our remaining near-term development plans until the real estate market improves.

     We are continuing to actively pursue additional development and management fee opportunities, both individually and through our existing relationships with institutional capital sources.
We also believe we can obtain bank financing at a reasonable cost for developing our properties (see above). However, obtaining land acquisition financing is generally expensive and uncertain.

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

Date:   November 13, 2001

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

10.9 General Partnership Agreement dated April 8, 1998 by and between Oly/Houston Walden, L.P. and Oly/FM
          Walden, L.P. Incorporated by reference to Exhibit 10.14 to the Stratus 1998 Third Quarter 10-Q.

10.10     Amendment No. 1 to the General Partnership
          Agreement dated September 30, 1998 by and among Oly/Houston Walden, L.P., Oly/FM Walden, L.P. and Stratus Ventures I Walden, L.P. Incorporated by reference to Exhibit 10.15 to the Stratus 1998 Third Quarter 10-Q.

10.11     Development Loan Agreement dated September 30,
          1998 by and between Oly Walden General Partnership and
          Bank One, Texas, N.A. Incorporated by reference to
          Exhibit 10.16 to the Stratus 1998 Third Quarter 10-Q.

10.12 Guaranty Agreement dated September 30, 1998 by and between Oly Walden General Partnership and Bank One,
          Texas, N.A. Incorporated by reference to Exhibit 10.17 to the Stratus 1998 Third Quarter 10-Q.

10.13 Management Agreement dated April 9, 1998 by and between Oly/FM Walden, L.P. and Stratus Management,
          L.L.C. Incorporated by reference to Exhibit 10.18 to the Stratus 1998 Third Quarter 10-Q.

10.14 Amended and Restated Joint Venture Agreement dated August 16, 1999 by and between Oly Lantana, L.P., and Stratus 7000 West, Ltd. Incorporated by reference to
          Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the Quarter ended September 30, 1999.

10.15 Guaranty Agreement dated December 31, 1999 by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.16 Guaranty Agreement dated February 24, 2000 by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.17     Development Management Agreement by and between
          Commercial Lakeway Limited Partnership, as owner, and
          Stratus Properties Inc., as development manager, dated
          January 26, 2001.

10.18 Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank
          Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

10.19 Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.20     Loan Agreement dated June 14, 2001 by and between
          Stratus Properties Inc. and Holliday Fenoliglio Fowler,
          L.P., subsequently assigned to an affiliate of First
          American Asset Management.

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

15.1      Letter dated October 26, 2001 from Arthur Andersen
          LLP regarding the unaudited financial statements.