Form 10-K
period 2001-12-31
STRATUS PROPERTIES INC
filed 2002-03-22
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2001
                               OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From .......... to ..........
                Commission file number 0-19989

                    Stratus Properties Inc.
       (Exact name of Registrant as specified in Charter)

          Delaware                           72-1211572
(State or other jurisdiction of             I.R.S. Employer
incorporation or organization)            Identification No.)

    98 San Jacinto Blvd., Suite 220
            Austin, Texas                         78701
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:(512) 478-5788

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,400,000 on March 14, 2002.

     On March 14, 2002, 7,115,995 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be submitted to  the  registrant's stockholders in connection  with  its  2002
Annual Meeting to be held on May 16, 2002, are incorporated by reference into Part III of this Report.

                       TABLE OF CONTENTS
                                                              Page

Part I                                                           1

 Item 1. Business                                                1
          Overview                                               1
          Company Strategies                                     1
          Credit Facility                                        3
          Transactions with Olympus Real Estate Corporation      3
          Regulation and Environmental Matters                   4
          Employees                                              4
          Risk Factors                                           4

 Item 2. Properties                                              6

 Item 3. Legal Proceedings                                       7

 Item 4. Submission of Matters to a Vote of Security Holders     7
         Executive Officers of the Registrant                    7

Part II                                                          7

 Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters                                    7

 Item 6. Selected Financial Data                                 8

 Items 7. and 7A. Management's Discussion and Analysis of
         Financial Condition and Results of Operations and
         Disclosures about Market Risks                          8

 Item 8. Financial Statements and Supplementary Data            18

 Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   37

Part III                                                        37

 Item 10.Directors and Executive Officers of the Registrant     37

 Item 11.Executive Compensation                                 37

 Item 12.Security Ownership of Certain Beneficial Owners
          and Management                                        37

 Item 13.Certain Relationships and Related Transactions         37

Part IV                                                         38

 Item 14.Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                           38

Signatures                                                     S-1

Financial Statement Schedules                                  F-1

Exhibits                                                       E-1

                              PART I
ITEM 1.  BUSINESS
-----------------
OVERVIEW
     We are engaged in the acquisition, development, management and sale of commercial and residential real estate properties. We conduct real estate operations on properties we own and, until February 27, 2002, through unconsolidated affiliates that we jointly owned with Olympus Real Estate Corporation (Olympus) (see "Transactions with Olympus Real Estate Corporation" below). All subsequent references to "Notes" refer to the Notes to Financial Statements located in Item 8 elsewhere in this Annual Report on Form 10-K.

    Our principal real estate holdings are currently in the Austin, Texas, area. Our most significant acreage includes 2,039 acres of undeveloped residential, multi-family and commercial property and 34 developed residential estate lots located in southwest Austin within the Barton Creek community and 436 acres of undeveloped residential, multi-family and commercial property and one substantially complete 75,000-square-foot office building located south of and adjacent to the Barton Creek community in an area known as the Lantana project. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C community, also located in southwest Austin.

     We also own 13 acres of undeveloped commercial property in Houston, Texas, which we expect to sell in 2002 and 21 acres of undeveloped multi-family property located in San Antonio, Texas, which is actively being marketed.

     In February 2002, as a result of completing certain transactions with Olympus (see "Transactions with Olympus Real Estate Corporation" below and Note 11), we acquired an additional 22 developed residential lots, including 21 lots that average over 3 acres each in size, in the Barton Creek
community.   We also acquired a 140,000-square-foot office
complex, that consists of two office buildings located in Austin, Texas that are currently leased at more than 95 percent of their capacity.

COMPANY STRATEGIES
     Since our formation in 1992, our primary objectives have been to reduce our indebtedness and increase our financial flexibility. Accordingly, we had reduced our debt to $8.4 million at December
31, 2000 from $493.3 million in March 1992. As a result of the settlement of certain development related lawsuits (see Note 9)
and to an increasing level of cooperation between the City of
Austin (the City) and us, we substantially increased our development activities during 2001 (see below), which has resulted in our debt increasing to $25.6 million at December 31, 2001. Our debt increased to $46.9 million immediately following our transactions with Olympus in February 2002 (see "Transactions with Olympus Real Estate Corporation" below). We have been able to fund our development activities and our transactions with Olympus primarily through our expanded credit facility (see "Credit Facility" below and Note 5), which was established as a result of the positive financing relationship we have built with Comerica Bank-Texas over the past
several years.   This newly expanded credit facility, together
with other sources of financing, has increased our financial flexibility, allowing us to fully concentrate our efforts on developing our properties and increasing shareholder value. Key factors in accomplishing these goals include:

* Our overall strategy is to enhance the value of our Austin properties by securing and maintaining development entitlements and developing and building real estate projects for sale or investment, thereby increasing the potential return from our core assets. In recent years, we had significant joint venture development activity (see below).

    During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek and by the end of 2000, 72 of the lots had been sold. We sold two additional Wimberly Lane lots during 2001. Also during 1999, we completed and leased the first 70,000-square foot-office building at the 140,000-square-foot Lantana Corporate Center. Construction and leasing of the second 70,000-square-foot office building was completed during the third quarter of 2000. We are continuing to develop several new subdivisions around the new Tom Fazio designed "Fazio Canyons" golf course, which included the construction of 54 multi-acre residential lots during the first half of 2000 at the Escala Drive subdivision at Barton Creek. We sold
  32 of the Escala Drive lots during 2000. We sold one Escala Drive lot during 2001. In February 2002, in connection with certain transactions with Olympus (see "Transactions with Olympus Real Estate Corporation" below) we acquired the remaining residential lots in the Wimberly Lane and Escala Drive subdivisions, as well as the two office buildings at Lantana.

* Significant progress has been made in our obtaining the permitting necessary for additional Austin-area property development.

     We have reached agreement with the City concerning development of a 417-acre portion of the Lantana project. The agreement reflects a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment (Note 9). With this most recent agreement, we have now completed the core entitlement process for the entire Lantana project allowing for approximately
  2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below) and approximately 330 residential lots.

     In the fourth quarter of 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana project. The required infrastructure development at the site, known as "Rialto Drive," was completed during the fourth quarter of 2001. Construction of the first of two 75,000-square-foot office buildings at Rialto Drive (7500 Rialto) is substantially complete. Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which are now being constructed by an apartment developer pursuant to our sale of a 36.4-acre multi-family tract in December 2000 (see "Results of Operations" located in Items 7.and 7A. elsewhere in this Annual Report on Form 10-K).

     We continue to work on residential development plans for portions of our Circle C project. We have been meeting with City representatives and with neighborhood and environmental groups to discuss a plan to modify portions of the land plan and provide enhanced water quality protection for portions of the Circle C project. During the fourth quarter of 2001, we received U.S. Fish and Wildlife Service approval for our plan, and City Zoning and Planning Commission approval for a 554-acre planned unit development (PUD) containing 860 residential units. City Council action on the PUD is expected during 2002.

    We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, is now complete and marketing efforts have commenced. Mirador adjoins the Escala Drive subdivision, which was previously owned by the Barton Creek Joint Venture (see "Transactions with Olympus Real Estate Corporation" below). The Mirador subdivision consists of 34 estate lots, averaging approximately 3.5 acres in size.

    During the fourth quarter of 2001, we completed the permitting for a 114-acre tract within the Barton Creek community. The plat provides for 54 lots ranging in size from one-third acre to multi-acre lots, some of which overlook the Lost Creek Country Club golf course. We are also continuing our efforts to secure final permitting for a 212-acre tract within the Barton Creek community, which will include 125 single-family lots and nine acres for condominium development. Some of these single-family lots will adjoin the Fazio Canyons golf course. A 19-acre portion of the tract consisting of 66 planned villa units and a fire station received final plat approval in early January 2002. Development of this area is expected to commence by April 2002. Development of the remaining Barton Creek property will be deferred until the Austin-area economy improves (see "Risk Factors" below and "Capital Resources and Liquidity" located in Items 7 and 7A. elsewhere in this Annual Report on Form 10-K).

* We believe that we have the right to receive over $30 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.
  At December 31, 2001, we had approximately $14 million of these expected future reimbursements recorded as a component of "Real estate and facilities" on our balance sheet. The remaining reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994. Additionally, substantial additional costs eligible for reimbursement will be incurred in the future as our development activities at Barton Creek continue. We received a total of $7.1 million of Circle C
  Municipal Utility District (MUD) reimbursements during 2000 (in addition to the $10.3 million received during 1999) in full and final settlement of our remaining Circle C infrastructure claim against the City (Note 9). In connection with our February 2002 acquisition of certain Barton Creek properties we previously jointly owned with Olympus, we obtained the right to receive approximately $2 million of additional Barton Creek reimbursables.

* We will continue to vigorously defend our rights to the development entitlements of all our properties, but aggressive attempts by certain parties to restrict growth in the area of our holdings have had and may continue to have a negative effect on near term development and sales activities.

* We are expanding our real estate management activities and have been retained by third parties to provide management and development assistance on selective real estate projects, including the Lakeway project, near Austin (see below).

      In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project. Under the agreement, we receive enhanced management and development fees and sales commissions, as well as a net profits interest in the project. Lakeway project distributions are made to us as sales installments close. We are currently receiving a 28 percent share of any Lakeway project distributions and that rate will continue until we receive proceeds totaling our initial investment in the project ($2.0 million) plus a stated annual rate of return, at which time, our share of the Lakeway project distributions will increase to 40 percent. During the second quarter of 2001, we negotiated an agreement to sell the entire Schramm Ranch property to a single purchaser for $11.0 million, conditioned on obtaining certain entitlements. During 2001, we secured all the entitlements necessary for the future development of the Schramm Ranch property and the purchaser has closed and funded $5.0 million representing two of the four planned sales installments for the project. In connection with the second sale installment, which occurred in December 2001, the Lakeway project distributed approximately $1.2 million to us. We expect the remaining two Schramm Ranch sales installments (totaling $6.0 million) will occur in March 2002 and June 2002 and we expect to receive approximately $2 million in future cash distributions from the Lakeway project.

* We also continue to investigate and pursue opportunities for new projects that would require minimal capital from us yet offer the possibility of acceptable returns and limited risk.
  However, until the Austin real estate market improves, our available cash flow and cash flow requirements may preclude any near-term expansion.

CREDIT FACILITY
     We have established a solid banking relationship with Comerica Bank-Texas that has substantially enhanced our financial flexibility. Since December 1999, we have had a minimum of $30 million of borrowing availability under a credit facility agreement with Comerica, subject to certain conditions. The credit facility has subsequently been amended twice, with each amendment reducing restrictions for borrowing under the facility. The most recent credit facility amendment was finalized in December 2001. Currently, the terms of the credit facility provide for a $25 million revolving credit facility and a $5 million loan designed to provide funding for certain development costs. These development costs already have been incurred and the related development loan proceeds are available for borrowing at our discretion. At December 31, 2001, we had borrowed $12.1 million under the revolving credit facility but had not borrowed any amounts under the development loan facility. The credit
facility with Comerica will mature in April 2004.   We had $13.5
million of additional long-term debt at December 31, 2001 representing borrowings associated with two $5 million unsecured term loans and $3.5 million of borrowings on a $9.2 million project loan facility for the 7500 Rialto Drive office building project (see "Company Strategies" above). In February 2002, we borrowed an additional $7.4 million under our revolving credit facility to fund certain transactions with Olympus Real Estate Corporation (Olympus). In connection with these transactions, we assumed $12.9 million of debt associated with the construction of two office buildings that we previously jointly owned with Olympus (see "Transactions with Olympus Real Estate Corporation" below). For a further discussion of the credit facility and our other long-term financing arrangements, see Note 5 and "Capital Resources and Liquidity" located in Items 7. and 7A. elsewhere in this Annual Report on Form 10-K.

TRANSACTIONS WITH OLYMPUS REAL ESTATE CORPORATION
     On May 22, 1998, we formed a strategic alliance with Olympus to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus purchased $10 million of our mandatorily redeemable preferred stock, provided us a $10 million convertible debt facility and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects.

     We subsequently entered into three joint ventures with Olympus, in which we owned approximately 49.9 percent of each joint venture and Olympus owned the remaining 50.1 percent. We also served as the developer and manager for each of the joint venture projects. Accordingly, in addition to partnership distributions, we received various development fees, sales commissions and other management fees for our services.

     The first two joint ventures were formed on September 30, 1998. The first provided for the development of a 75 residential lot project at the Barton Creek Wimberly Lane subdivision. We sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for our equity interest. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus purchased in April 1998 and we managed since Olympus' acquisition through February 2002 (see below). We acquired our interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility. During the third quarter of 1999, we formed a third joint venture associated with the construction of the first 70,000-square-foot office building at the Lantana Corporate Center (7000 West). In this transaction, we sold 5.5 acres of commercial real estate to the joint venture for $1.0 million. In December 1999, we sold 174 acres of our Barton Creek residential property to the joint venture initially formed to develop the lots at the Wimberly Lane subdivision (see above) for $11.0 million. The land was developed into 54 multi-acre single-family residential lots, which are the largest lots developed to date within the Barton Creek community. In the first quarter of 2000, we sold an additional 5.5 acres of commercial real estate to 7000 West for $1.1 million. Construction of the second 70,000 square foot office building was completed in the third quarter of 2000. For a detailed discussion of these transactions see "Joint Ventures with Olympus Real Estate Corporation" located in Items 7. and 7A. and Note 4 located elsewhere in this Annual Report on Form 10-K.

     We repaid all our borrowings on the convertible debt facility during the second quarter of 2001, and terminated the facility on August 15, 2001 (Note 2). In February 2002 we concluded our business relationship with Olympus, completing the following transactions:

 * We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.
 * We acquired Olympus' ownership interest in the Barton Creek Joint Venture for $2.4 million.
 * We acquired Olympus' ownership interest in the 7000 West Joint Venture for $1.5 million. In connection with this acquisition, we have assumed the debt outstanding for 7000 West, which at December 31, 2001 totaled $12.9 million. Related amounts outstanding will be included in our consolidated balance sheet commencing in the first quarter of 2002.
 * We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

     We funded the $7.4 million net cash cost for these transactions, which is net of the approximate $1.0 million of cash we received by acquiring the Barton Creek and 7000 West Joint Ventures, through borrowings available to us under our $25 million revolving credit facility agreement (see above, "Capital Resources and Liquidity" within Items 7. and 7A. and Note 5 located elsewhere in this Annual Report on Form 10-K.) At February 28, 2002, our long-term debt totaled $46.9 million, including the $12.9 million of debt we assumed in connection with the 7000 West acquisition. Our remaining availability under our credit facility totaled approximately $8.0 million at February 28, 2002.

      For a detailed discussion of our Olympus transactions see
"Joint Ventures with Olympus Real Estate Corporation" and "Olympus Relationship" located within Items 7. and 7A. and Notes 2, 3, 4 and 10 located elsewhere in this Annual Report on Form 10-K.

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

EMPLOYEES
      We currently have 26 employees, who manage our operations. We also contract personnel to perform certain management and administrative services, including administrative, accounting, financial, tax, and other services, under a management services agreement. We may terminate this contract at any time upon 90 days notice. These services are provided on a cost reimbursement basis and totaled $0.4 million in 2001, $1.0 million in 2000 and $0.9 million in 1999.

RISK FACTORS
     This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business," "Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" regarding our financial position and liquidity, payment of dividends, strategic plans, future financing plans, development and capital expenditures, business strategies, and our other plans and objectives for future operations and activities.

     Forward-looking statements are based on our assumptions and analysis made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in our other filings with the Securities and Exchange Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the following:

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

THE REAL ESTATE BUSINESS IS VERY COMPETITIVE AND MANY OF OUR COMPETITORS ARE LARGER AND FINANCIALLY STONGER THAN WE ARE. The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the United States.

WE ARE VULNERABLE TO RISKS BECAUSE OUR OPERATIONS ARE CURRENTLY EXCLUSIVE TO THE TEXAS MARKET. Our real estate activities are located entirely in the Austin, Houston and San Antonio, Texas, areas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

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

ITEM 2. PROPERTIES
------------------
     Our acreage to be developed as of December 31, 2001, excluding our holdings in joint ventures, is provided in the following table. The acreage to be developed is broken down into anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties' existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use


                            Potential Development Acreage
                     ---------------------------------------------
                     Developed  Single  Multi-
                       Lots     Family  Family  Commercial  Total
                     ---------  ------  ------- ---------- -------
      Austin
         Barton Creek       34   1,117      249        673   2,039
         Lantana           -       154      -          282     436
         Circle C          -       -        212      1,065   1,277
      Houston
         Copper Lakes      -       -        -           13      13
      San Antonio
         Camino Real       -       -         21        -        21
                     ---------  ------  ------- ---------- -------
      Total                 34   1,272      482      2,032   3,786
                     =========  ======  ======= ========== =======

The table does not include the properties acquired in the transactions with Olympus (see "Transaction with Olympus Real Estate Corporation" above, "Capital Resources and Liquidity" located in Items 7. and 7A. and Note 11 located elsewhere in this Annual Report on Form 10-K). In connection with the transactions, we acquired 22 developed residential lots in the Barton Creek community and a 140,000-square-foot office complex in Lantana that consists of two buildings that are leased in excess of 95 percent.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Various regulatory matters and litigation involving the
development of our Austin properties are summarized below.
Joint Venture Suits: Stratus ABC West I, L.P. v. Oly ABC West I,
L.P. Cause No. GN-104206 (126th Judicial Court of Travis County,
Texas filed December 26, 2001); Stratus Ventures I Walden, L.P.
v. Oly/Houston Walden, L.P. Cause No. GN-104207 (200th Judical District Court of Travis County, Texas, filed December 26, 2001); Stratus 7000 West, Ltd. v. Oly Lantana, L.P. Cause No. GN-104208 (201st Judicial District Court of Travis County, Texas, filed
December 26, 2001); Oly ABC West I, L.P., Oly/Houston Walden,
L.P., Oly Lantana, L.P. v. Stratus ABC West I, L.P., Stratus
Ventures I Walden L.P., Stratus 7000 West, Ltd. (191st District
Court of Dallas County, Texas, filed December 26, 2001).   In
November 2001, Olympus Real Estate Corporation notified Stratus that it was exercising the "buy/sell" provisions contained within the three separate joint venture partnership agreements. Olympus offered to either sell Stratus its interest in the each of the three joint ventures or otherwise purchase Stratus' interests in each of the joint ventures. In December 2001, Stratus notified Olympus of its election to purchase Olympus' interests in each of the three joint ventures. A dispute arose over the calculation of the purchase price for each joint venture interest and both Stratus and Olympus filed suits. Stratus and Olympus subsequently settled out of court and closed on multiple transactions in February 2002 that mutually concluded the business relationship between Stratus and Olympus (see "Transactions with Olympus Real Estate Corporation," included in Items 1., 7. and 7A. and Note 11 located elsewhere in this Annual Report on Form 10-K). These cases have been dismissed with prejudice.

    Although we are no longer involved in any material litigation, we may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
     Certain information, as of March 14, 2002, regarding our executive officers is set forth in the following table and accompanying text.

        Name                 Age         Position or Office
 ------------------------   ----       -----------------------
 William H. Armstrong III     37       Chairman of the Board,
                                           President and
                                       Chief Executive Officer

 Kenneth N. Jones             42          General Counsel


 John E. Baker                56       Senior Vice President -
                                            Accounting

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

     Mr. Jones has served as our General Counsel since August
1998.  Mr. Jones is a partner with the law firm of Armbrust &
Brown, L.L.P. and he provides legal and business advisory services under a consulting arrangement with his firm.

     Mr. Baker has served as our Senior Vice President -
Accounting since May 2001.  Previously, he served as our Vice
President - Accounting from August 1996 until May 2001.

                            PART II

ITEM 5.   MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
------------------------------------------------------------
     Our common stock trades on Nasdaq under the symbol STRS.
The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq. We have restated the stock prices for all periods prior to May 2001 to reflect the effects of the stock split transaction (see Note 8).

                            2001                 2000
                      -----------------    ----------------
                       High       Low       High      Low
                      -------   -------    -------   ------
  First Quarter       $ 14.75   $ 10.00    $  9.00   $ 7.00
  Second Quarter        14.00      9.50      10.26     8.00
  Third Quarter         11.50      9.00      10.00     8.26
  Fourth Quarter         9.88      8.05      10.06     8.00


As of March 14, 2002 there were 1,117 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 5

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
     The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2001. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. You should read the information in the table below together with Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks" and
Item 8. "Financial Statements and Supplemental Data."


                             2001       2000      1999       1998        1997
                          ---------  ---------  --------   --------   ---------
                               (In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues                  $  14,829  $  10,099  $ 15,252   $ 18,535   $  31,495
Operating income (loss)       2,794     (3,649)    2,006     (1,829)      2,556
Interest income               1,157      1,203     1,344      1,257       1,351
Equity in unconsolidated
  affiliates'income(loss)       207      1,372       307        (26)         -
Net income (loss)             3,940     14,222 a   2,871     (2,638)      7,006 b
Basic net income
  (loss) per share c           0.55       1.99      0.40      (0.37)       0.98
Diluted net income
  (loss) per share c           0.48       1.74      0.35      (0.37)       0.97
Basic average shares
  outstanding c               7,142      7,148     7,144      7,144       7,144
Diluted average shares
  outstanding c               8,204 d    8,351 d   8,114 d    7,144       7,259

At December 31:
Real estate and
  facilities, net           110,042     93,005    91,664     96,556     105,274
Total assets                129,478    111,893   115,672    111,829     112,754
Long-term debt               25,576      8,440    16,562     29,178      37,118
Stockholders' equity         84,659     81,080    66,840     63,969      66,607


a. Includes $14.3 million ($1.71 per share) gain associated with final settlement of our Circle C Municipal Utility District claim against the City of Austin (see Note 96).
b. Includes a $4.5 million ($0.62 per share) gain from sale of all remaining oil and gas property interests.
c. Reflects the effects of the stock split transactions completed in May 2001 (see Note 8).
d. Assumes the redemption of our 1.7 million shares of outstanding mandatorily redeemable preferred stock for 851,000 shares of our common stock.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND DISCLOSURES ABOUT MARKET RISKS
----------------------------------------------------------------------
OVERVIEW
    We are engaged in the acquisition, development, management and sale of commercial and residential real estate properties. We conduct real estate operations on properties we own and, until February 2002, through unconsolidated affiliates we jointly owned with Olympus Real Estate Corporation (Olympus) (see "Joint Ventures with Olympus Real Estate Corporation" below), pursuant to a strategic alliance formed in May 1998.

    Our principal real estate holdings are currently in the Austin, Texas, area. Our most significant holdings include 2,039 acres of undeveloped residential, multi-family and commercial property and 34 developed residential estate lots located in southwest Austin within the Barton Creek community and 436 acres of undeveloped residential, multi-family and commercial property and one substantially complete 75,000-square-foot office building, located south of and adjacent to the Barton Creek community in an area known as the Lantana project. Our remaining Austin acreage consists of about 1,300 acres of undeveloped commercial and multi-family property within the Circle C community, also located in southwest Austin.

     We also own 13 acres of undeveloped commercial property in Houston, Texas, which we expect to sell in 2002, and 21 acres of undeveloped multi-family property located in San Antonio, Texas, which are being actively marketed. In February 2002, in connection with transactions that concluded our business relationship with Olympus (see "Capital Resources and Liquidity" below and Note 11) we acquired 22 additional residential lots within the Barton Creek community and a 140,000-square-foot office complex within the Lantana project consisting of two buildings that are more than 95 percent leased.

     Our sales activities, excluding large undeveloped tract sales (see "Results from Operations" below), declined significantly during 2001 reflecting the downturn in the information technology sector, which has negatively affected Austin's business climate. Because of this downturn, we are deferring some of our remaining near-term development plans until
the real estate market improves.   The weakness in the Austin
real estate market during 2001 primarily affected the results of operations of our unconsolidated affiliates (see below).

JOINT VENTURES WITH OLYMPUS REAL ESTATE CORPORATION (OLYMPUS)
     We entered into three joint ventures with Olympus subsequent to a strategic alliance entered into in May 1998 (see Note 2). All subsequent references to "Notes" refer to the Notes to Financial Statements located in Item 8, found elsewhere in this Annual Report on Form 10-K.

     Olympus generally owned an approximate 50.1 percent interest and we owned an approximate 49.9 percent interest in each joint venture. The first two joint ventures were formed on September 30, 1998 and the third was formed in the third quarter of 1999. Subsequently, two of the joint ventures were expanded to encompass new projects. See Note 4 for financial information, including condensed income statement and balance sheet data, about our unconsolidated affiliates.

      In February 2002, we purchased Olympus' ownership interests in the two Austin joint ventures and agreed to sell our interest in the Houston joint venture (see below). These transactions concluded our business relationship with Olympus (see "Capital Resources and Liquidity," Item 1. "Transactions with Olympus
Real Estate Corporation," Item 3. "Legal Proceedings," and Note 11).

Barton Creek Joint Venture
--------------------------
     The first joint venture involved our sale of the Wimberly Lane tract within the Barton Creek community near Austin, Texas, to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) on September 30, 1998. The Barton Creek Joint Venture agreed to pay $3.3 million for the 28-acre tract. We received $2.1 million, a note for $1.2 million and made an equity contribution of $0.5 million upon formation of the joint venture. In the transaction, we deferred $1.6 million of revenues and $0.6 million of related gain associated with our 49.99 percent ownership interest in the joint venture. As manager of the project, we secured a $3.9 million project loan facility for the joint venture. The initial proceeds from this facility were used to reimburse the $1.9 million of development costs that we incurred on the project prior to the formation of the joint
venture.   Subsequent borrowings on the facility were used to
complete the development of 75 residential lots at the "Wimberly Lane" subdivision of Barton Creek. As developer, we completed 75 residential lots during the first quarter of 1999 and immediately
began marketing the lots.   As manager, we sold 42 of the
Wimberly Lane lots during 1999 for $4.8 million, which enabled the joint venture to repay all the borrowings outstanding under the project loan facility and to partially fund the development of 54 additional lots in the "Escala Drive" subdivision of the
Barton Creek Joint Venture (see below).   We sold 30 additional
Wimberly Lane residential lots during 2000 for $3.5 million.   We
sold two Wimberly Lane lots during 2001 for $0.2 million and we currently have one lot remaining for sale in the subdivision.

     In December 1999, we sold the Barton Creek Joint Venture 174 acres of land encompassing 54 platted lots, within the "Escala Drive" subdivision of the Barton Creek community. Upon closing of the sale, we received $6.0 million and a $5.0 million note. We deferred $5.5 million of the $11.0 million of sales proceeds and $3.0 million of the $6.0 million related gain attributable to our ownership interest. The 54 lots, completed during the first half of 2000, were developed pursuant to the more restrictive development requirements of the City of Austin (the City). Each lot averages over three acres in size, which together with the similar sized lots in the Mirador subdivision (see "Stratus Development Activities" below), are among the largest lots developed to date within the Barton Creek community. All of the lots have scenic hill country settings and some overlook the "Fazio Canyons" golf course. The development of these lots was funded through the initial equity contributions of the partners and proceeds from sales of lots at the Wimberly Lane subdivision of the Barton Creek Joint Venture (see above). As manager, we
sold 32 Escala Drive lots for $14.0 million during 2000.   We
sold one Escala Drive lot for $0.8 million in 2001. At December 31, 2001, there were 21 lots remaining to be sold at the Escala Drive subdivision.

     As manager of the Barton Creek Joint Venture, we receive sales commissions and management fees for our services. We earned fees totaling $0.1 million in 2001, $1.2 million in 2000 and $0.3 million in 1999 related to our Barton Creek Joint
Venture activities.   We also received a development fee of $0.2
million in 2000 and $0.1 million in 1999 upon completing the respective subdivisions.

     The Barton Creek Joint Venture distributed approximately $17.1 million to the partners through December 31, 2001. Our share of these distributions, approximately $8.6 million, was recorded as a reduction of the related Barton Creek Joint Venture notes receivable ($6.2 million) and the related accrued interest ($0.7 million), with the remaining $1.7 million of distribution proceeds representing a return of equity that reduced our investment in the Barton Creek Joint Venture. Our investment in the Barton Creek Joint Venture at December 31, 2001 was $3.6 million.

Walden Partnership
------------------
     The second joint venture, also formed on September 30, 1998, involved us acquiring a 49.9 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owns the Walden on Lake Houston project in Houston, Texas, which Olympus purchased in April 1998. We managed this project on Olympus' behalf under the terms of a management agreement since April 1998 and received management fees and commissions for our services.
We paid $2.0 million for our share of the Walden Partnership, borrowing funds available to us under the $10 million convertible debt facility with Olympus (see Note 2). At December 31, 2001, the Walden Partnership's remaining assets included 404 developed lots and 80 acres undeveloped real estate. During the second quarter of 1998, we negotiated agreements with homebuilders providing for the sale of approximately 90 percent of the 930 developed lots at that time. These agreements require the purchasers to close on the lots pursuant to a specific schedule that extends through 2002. As of December 31, 2001, 522 lots have closed and funded under these agreements. During 2001, the Walden Partnership repaid the remaining $1.7 million outstanding on its original $8.2 million non-recourse project loan established on September 30, 1998. In connection with obtaining the Walden Partnership loan, we were required to make an initial restricted cash deposit of $2.5 million. At December 31, 2000, the amount remaining in the restricted account totaled $0.6 million, all of which was released to us during 2001 as the loan was repaid.

7000 West
---------
     In August 1999, we sold Olympus a 50.1 percent interest in the first 70,000-square-foot office building (Phase I) of the planned 140,000-square-foot Lantana Corporate Center (7000 West).
Upon closing, we received $1.0 million and recognized a $0.4 million gain. We deferred our retained interest of the sales proceeds ($0.5 million) and related gain ($0.4 million) associated with the sale of the 5.5 acres of commercial real estate associated with Phase I of the project. As developer, we completed construction on Phase I in November 1999, and as manager, we secured third party lease agreements that have fully occupied the building. During the first quarter of 2000, we completed a transaction admitting Olympus as our joint venture partner in the second 70,000-square-foot office building (Phase II) at 7000
West. In this transaction, we sold an additional 5.5 acres of commercial real estate to the joint venture. Revenues from this sale of $1.1 million and the related gain of $0.8 million were deferred until construction and leasing of the building was completed, which occurred during the third quarter of 2000. At that time, we recognized Olympus' 50.1 percent ownership interest in the revenues($0.5 million) and related gain ($0.4 million).
In connection with the completion of construction of the two office buildings, we received development fees totaling $0.3 million in 2000 and $0.2 million in 1999. In our role as manager, we arranged for a $6.6 million project loan for 7000 West, which was utilized to construct Phase I. The construction of Phase II required additional financing, which was provided when we arranged for an additional $7.7 million of availability on the 7000 West development loan. The variable rate, non-recourse loan is secured by the 11 acres of land at 7000 West and both 70,000-square-foot office buildings and is guaranteed by us. The loan was scheduled to mature on August 24, 2001; however, as manager we negotiated an extension of the term loan to August 24, 2002, with an option to extend the maturity to August 24, 2003, subject to certain conditions. The borrowings outstanding on this development loan totaled $12.9 million at December 31, 2001 and $12.0 million at December 31, 2000. As a result of our February
2002 acquisition of this office complex from Olympus (see
"Capital Resources and Liquidity," below and Note 11), we will include this debt on our balance sheet in the future.

STRATUS' DEVELOPMENT ACTIVITIES
     We have reached agreement with the City concerning development of a 417-acre portion of the Lantana project. The agreement reflects a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment (Note 9). With this most recent agreement, we have now completed the core entitlement process for the entire Lantana project allowing for approximately
2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots.

     In the fourth quarter of 2000 we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana development. The required infrastructure development at the site, known as "Rialto Drive," was completed during the fourth quarter of 2001. Construction of the first of two 75,000-square foot-office buildings at Rialto Drive (7500 Rialto) is substantially complete. Funding for the construction of the office buildings at Rialto is available to us under a new project development loan (see "Capital Resources and Liquidity" below). Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which are now being constructed by an apartment developer pursuant to our sale of a 36.4-acre multi-family tract in December 2000 (see "Results of Operations" below).

     We continue to work on residential development plans for portions of our Circle C project. We have been meeting with City representatives and with neighborhood and environmental groups to discuss a plan to modify portions of the land plan and provide enhanced water quality protection for the Circle C project. During the fourth quarter of 2001, we received U.S. Fish and Wildlife Service approval for our plan, and City Zoning and Planning Commission approval for a 554-acre planned unit development (PUD) containing 860 residential units. City Council action on the PUD is expected during 2002.

     We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, is now complete and marketing efforts have commenced. Mirador adjoins the Escala Drive subdivision, which was previously owned by the Barton Creek Joint Venture (see above). The Mirador subdivision consists of 34 estate lots, averaging approximately 3.5 acres in size.

     During the fourth quarter of 2001, we completed the permitting for a 114-acre tract within the Barton Creek community. The plat provides for 54 lots ranging in size from one-third acre to multi-acre lots, some of which overlook the Lost Creek Country Club golf course. We are also continuing our efforts to secure final permitting for a 212-acre tract within the Barton Creek community, which will include 125 single-family lots and nine acres for condominium development. Some of these single-family lots will adjoin the Fazio Canyons golf course. A 19-acre portion of the tract consisting of 66 planned villa units and a fire station received final plat approval in early January 2002. Development of this area is expected to commence by April 2002. Development of the remaining Barton Creek property will be deferred until the Austin-area economy improves (see "Capital Resources and Liquidity" below).

RESULTS OF OPERATIONS
     We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.


     Summary operating results follow:
                                        2001       2000       1999
                                      --------   --------   --------
                                             (In Thousands)
Revenues:
Undeveloped properties
  Unrelated parties                   $  9,623   $  2,101   $  3,279
  Olympus                                  -          533      6,020
  Recognition of deferred revenues       3,792      4,026        904
                                      --------   --------   --------
   Total undeveloped properties         13,415      6,660     10,203
Developed properties                       -          709      3,692
Commissions, management fees and other   1,414      2,730      1,357
                                      --------   --------   --------
Total revenues                        $ 14,829   $ 10,099   $ 15,252
                                      ========   ========   ========

Operating income (loss)               $  2,794 a $ (3,649)b $  2,006 a,b
Net income                               3,940     14,222 c    2,871


a. Includes reimbursement of infrastructure costs expensed in prior years of $1.3 million in 2001 and $2.6 million in 1999. There were no reimbursements of infrastructure costs in 2000 except for the Circle C reimbursement as discussed below.
b. Includes $0.4 million of recognized gain associated with the 7000 West (Phase II) transaction in 2000, $3.5 million of recognized gains associated with transactions involving the 7000 West (Phase I) and Barton Creek Joint Ventures in 1999.
c. Includes $14.3 million of recognized gains associated with the settlement of our Circle C infrastructure reimbursement claim against the City (see "Non-Operating Results," and Note 9).

	Our revenues during 2001 primarily reflect the sale of undeveloped entitled properties to unrelated third parties. During the third quarter of 2001, we sold a 41-acre undeveloped tract in Austin, Texas, for $3.3 million. During the first half of 2001 our undeveloped property revenues included the sale of 112 acres of undeveloped entitled residential property in Houston, Texas, for $2.7 million, the sale of 10 acres of undeveloped entitled multi-family property in Dallas, Texas, for $1.7 million and one 17-acre undeveloped tract sale in Austin, Texas totaling $2.0 million. In connection with our property sale during the third quarter of 2001, we financed $2.3 million of the sale by taking a long-term note from the purchaser. The amount outstanding on this note totaled $2.2 million at December 31, 2001. We also financed $2.1 million of the undeveloped residential property sale in Houston, of which $1.9 million was outstanding at December 31, 2001. We currently anticipate these notes will be fully collectible.

     The majority of the deferred revenue recognized during 2001 was associated with the sale of a 36.4-acre multi-family tract within the Rialto Drive project in December 2000. In this transaction we sold the property for $5.3 million but deferred recognition of $3.6 million of the related sale proceeds. We recognized this deferred revenue pro rata as the required infrastructure construction was completed. As discussed in "Development Activities" above, we recognized the entire $3.6 million of deferred revenues during 2001 as construction at the Rialto Drive project was completed. The remainder of our deferred revenue recognition was associated with the sale of two Escala Drive lots and one Wimberly Lane lot by the Barton Creek Joint Venture.

     Our undeveloped property revenues include both sales of undeveloped real estate to unrelated parties and to our previously unconsolidated affiliates (see "Joint Ventures with Olympus Real Estate Corporation" above). When we sold real estate to an entity owned jointly with Olympus, we deferred recognizing revenue from the sale related to our ownership interest until sales were made to unrelated parties. Our undeveloped properties revenues for 2000 primarily reflect the recognition of previously deferred revenues from the sale of undeveloped real estate to our unconsolidated affiliates. We recognized $4.0 million of previously deferred revenues as a result of sales of 30 Wimberly Lane lots and 32 Escala Drive lots at the Barton Creek Joint Venture. Our remaining undeveloped properties revenues include the sale of one acre of multi-family property in San Antonio, Texas, and the 36.4-acre multi-family Lantana tract in Austin, which was sold in December 2000 for $5.3 million. Our sales to Olympus included its 50.1 percent interest in the 5.5 acres of commercial real estate sold to 7000 West for construction of the second 70,000-square-foot building. We sold our 24 remaining developed lots during 2000. We have subsequently added 34 estate lots to our inventory with the completion of the Mirador subdivision within the Barton Creek community during 2001 (see "Stratus Development Activities" above).

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

     Commissions, management fees and other income reflect our efforts to expand our services to third parties over the past three years. The decrease in this type of revenue during 2001 primarily reflects the substantial decrease in sales by our unconsolidated joint ventures, particularly the Barton Creek Joint Venture. The substantial revenues during 2000 primarily reflect our increased sales commissions from the Barton Creek Joint Venture. We sold lots at both the Escala Drive and Wimberly Lane subdivisions during 2000 and we sold the initial Wimberly Lane lots during 1999. Our management fee revenue for the past three years also includes fees associated with our management of the 2,200-acre Lakeway project near Austin.

     Costs of sales were $9.1 million in 2001, $10.0 million in 2000 and $9.7 million in 1999. The decrease in 2001 from 2000 primarily reflects the reduced recognition of previously deferred costs related to the sales of land to the Barton Creek Joint Venture, which totaled $0.1 million in 2001, $1.9 million in 2000 and $0.6 million in 1999. Our remaining cost of sales during 2001 reflected the costs associated with the undeveloped properties sold throughout the year. The increase between the amount of deferred costs recognized during 2000 and those recognized during 1999 was partially offset by a reduction in sales, particularly those related to the sales of developed lots.

     Our general and administrative expenses totaled $2.9 million in 2001, $3.7 million in 2000 and $3.5 million in 1999. The substantial decrease in our general and administrative costs during 2001 reflects our implementation of a new information system and other initiatives to reduce costs, especially during 2001 as sales activity declined. Legal expenses totaled $0.5 million in 2001, $0.5 million in 2000 and $0.8 million in 1999. Legal costs decreased in 2000 as a result of our resolving our Circle C disputes with the City (see "Non-Operating Results" and "Capital Resources and Liquidity" below).

Non-Operating Results
---------------------
      Interest expense, net of capitalized interest, totaled $0.5 million in 2001, $1.3 million in 2000 and  $0.8 million in 1999
(see Note 5).  Capitalized interest totaled $1.4 million in 2001,
$1.3 million in 2000 and $1.2 million in 1999.

     In March 2000, the City approved a settlement agreement involving disputes between the City and other Austin-area real estate developers and landowners concerning the Circle C community. Under terms of this settlement, the lawsuits contesting the City's December 1997 annexation of all land within the four Circle C Municipal Utility Districts (MUD) and the dissolution of the four MUDs have been dismissed with prejudice. Accordingly, the City's cumulative partial payments of our Circle C MUD reimbursement claim, totaling $10.5 million, were no longer subject to a repayment contingency and we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000. This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements. The remaining $3.1 million was recorded as a reduction of our investment in Circle C. In December 2000, we received an additional $6.9 million, including $0.6 million of interest, from the City as full and final settlement of the City's obligations in this matter. We recorded the proceeds as a gain during the fourth quarter of 2000 (Note 9).

    We previously accrued liabilities totaling $5.1 million in connection with the previous operation of certain oil and gas properties that were sold during 1993. During 2000, management completed a review of these amounts and determined that conditions in effect at the time warranted reversal of $2.1 million of these accruals. Accordingly, other income of $2.1 million is reflected in the Statement of Income for the year ended December 31, 2000. The remaining liability represents our indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993. We accrued $3.0 million relating to this liability at the time of the purchase, which is included in "Other liabilities" in the accompanying balance sheet. We periodically assesses the reasonableness of amounts recorded for this liability through the use of information provided by the owner of the property, including its net production revenues. The carrying value of this liability may be adjusted or eliminated, as additional information becomes available. Future changes in the estimates of this liability will be reflected in our earnings.

CAPITAL RESOURCES AND LIQUIDITY
Comparison Of Year-To-Year Cash Flows
-------------------------------------
     Net cash provided by operating activities totaled $3.2 million in 2001, $17.9 million in 2000 and $20.6 million in 1999. The decrease in 2001 compared with 2000 primarily reflects the receipt of certain Circle C reimbursement proceeds (see below) during 2000 and a reduction in distributions received from the Barton Creek Joint Venture, including the receipt of proceeds totaling $6.5 million on their outstanding notes payable to us in 2000. The decrease was offset in part by our increased revenues from sales of undeveloped properties during the third quarter of 2001 and the Lakeway distribution during the fourth quarter of 2001 (see below). The decrease in 2000 compared with 1999 reflects receipt of $7.1 million from the City in settlement of our Circle C infrastructure reimbursement claim in 2000 compared with the $10.3 million we received from the City as partial settlement of our claim during 1999 (see below and Item 3. "Legal Proceedings"). The decrease also reflects our reduced sales activity during 2000. The 2000 decrease was partially offset by receipt of aforementioned Barton Creek Joint Venture proceeds in fulfillment of the joint venture's remaining obligations to us under terms of its initial land purchases in 1999 and 1998 (see "Joint Ventures with Olympus Real Estate Corporation" above). During 2000, we also received income distributions from our unconsolidated affiliates totaling $1.4 million, which represents a partial return on our equity in the earnings of our previously unconsolidated affiliates.

     Net cash used in investing activities totaled $24.3 million in 2001, $5.4 million in 2000 and $8.9 million in 1999. Investing activities for all three years reflect real estate and facilities capital expenditure payments, net of any related capitalized MUD reimbursements. Real estate and facility capital expenditures were moderate during 1999 and 2000, reflecting the constraints on our development activities resulting from disputes with the City and others, which have subsequently been settled
(see below). The increase in our investing activities during 2001 reflects the increase in our net real estate and facilities expenditures (see "Stratus' Development Activities" above) and the $2.0 million investment in the Lakeway project, near Austin Texas (see "Lakeway Project" below). We received a $1.2 million distribution from the Lakeway Project during the fourth quarter of 2001, of which $0.6 million represented our equity earnings in the project and the remaining $0.6 million represented a partial return of our original investment. We also received $0.3 million in distributions from the 7000 West Joint Venture during 2001, which represented a return of our investment in the joint venture. Our investing activities during 1999 included a $0.4 million additional investment in the Walden Partnership. Additionally, our joint ventures' capital expenditures have not been reflected in the accompanying financial statements, because our joint ventures' results have been presented using the equity method of accounting (see Note 1).

     Financing activities provided cash totaling $16.7 million in 2001 and used cash totaling $8.4 million in 2000 and $12.9 million in 1999. Our financing activities during 2001 reflect borrowings of $11.7 million under our amended Comerica credit facility, $3.5 million of borrowings under our 7500 Rialto Drive project loan facility and a second $5.0 million unsecured term loan, offset in part by the $3.2 million repayment of Olympus' convertible debt (see "Credit Facilities and Other Financing Arrangements" below). We reduced our net outstanding borrowings by $8.5 million in 2000 and $12.9 million in 1999. Our net reductions in outstanding borrowings included proceeds of $0.4 million during 1999 from borrowings on our convertible debt facility with Olympus (see Note 2).

     On October 29, 1999, the City agreed to pay us $9.8 million, including interest of $1.0 million, as partial payment of our Circle C MUD reimbursement claim. We received a total of $10.3 million of partial payments from the City on our Circle C MUD reimbursement claim through December 31, 1999. We received a total of $7.1 million of additional settlement proceeds from the City in 2000, including its final settlement payment of $6.9 million (including interest of $0.6 million) in December 2000 (see Note 9). We used all $17.4 million of these proceeds to reduce our borrowings outstanding under the applicable credit facilities.

Credit Facilities and Other Financing Arrangements
--------------------------------------------------
     In December 1999, we established a new bank credit facility with Comerica Bank-Texas, which provided for a term loan and a revolving line of credit aggregating to $30 million. We borrowed
$20 million under the facility to repay all borrowings outstanding under our previous credit facility. In December 2000, we used the proceeds from our Lantana multi-family tract sale (see
"Results of Operations" above) to repay all remaining borrowings outstanding under the existing Comerica facility and then negotiated an amended credit facility with Comerica, with improved terms and a maturity of December 2002. In December 2001, we established a new bank credit facility with Comerica. Under terms of the current facility, we have established an expanded $25 million revolving line of credit available for general corporate purposes and an additional $5 million loan specifically designed to provide funding for certain development costs. These development costs already have been incurred and the development loan proceeds are available for borrowing at our discretion. The new facility will mature in April 2004. At December 31, 2001, we had borrowed $12.1 million under the revolving credit facility but had not yet borrowed any amount under the development loan facility. During February 2002, we borrowed $7.4 million under our revolving credit facility to complete transactions that concluded our business relationship with Olympus (see "Olympus Relationship" below and Note 11).

     Under the terms of the Comerica facility, we are required to carry an interest reserve account with the bank. The amount in this account must equal the potential debt service for both the project loan facility and the revolving line of credit for the ensuing twelve-month period, adjusted quarterly. At December 31, 2001, the amount required to be included in the interest reserve account totaled approximately $1.6 million. This amount can be funded directly or treated as a reduction of our availability under the revolving line of credit. The aggregate availability under the $25 million revolving line was reduced to $23.4 million to satisfy the interest reserve requirement at December 31, 2001. We are able to withdraw amounts funded into the interest reserve account as needed. Our remaining availability, net of the interest reserve requirement and borrowings outstanding, under our credit facility totaled approximately $8 million at February 28, 2002.

     In December 2000, we borrowed $5.0 million under a new five-year unsecured term loan from First American Asset Management.
In the third quarter of 2001, we obtained an additional $5.0 million five-year unsecured term loan from First American Asset Management (Note 5). The proceeds of the loans were used to fund our operations and for other general corporate purposes.

      In the second quarter of 2001, we secured an $18.4 million project loan facility with Comerica for the construction of the two office buildings at the 7500 Rialto project (see "Stratus' Development Activities" above). This variable-rate project loan facility matures in June 2003, with an option to extend the maturity by one year. Currently our availability under the project loan is $9.2 million, which is intended for the construction of the first

75,000-square-foot officebuilding and
a related parking garage. At December 31, 2001 we had borrowings totaling $3.5 million under this project loan facility.

     We have pursued various financing arrangements available through our relationship with Olympus. On September 30, 1998, the Walden Partnership, an unconsolidated subsidiary in which we previously owned 49.9 percent (see "Joint Ventures with Olympus Real Estate Corporation" above and Note 4), entered into an $8.2 million project loan agreement with a commercial bank to fund the remaining development of the Walden on Lake Houston project. In October 1998, the Walden Partnership borrowed $6.1 million on this loan and used the proceeds to repay its outstanding bank debt associated with land acquisition and development costs
incurred on the project.   The Walden Partnership repaid the
remaining $1.7 million of borrowings outstanding under this project loan during 2001. Under terms of the project loan, we secured the loan with a restricted cash deposit. All the remaining restricted cash deposited with the bank, which totaled $0.6 million at December 31, 2000, was released to us during 2001 as the Walden Partnership loan was repaid.

     In April 1999, we and one of our wholly owned subsidiaries finalized a $6.6 million project development loan facility with Comerica for the development of the first 70,000-square-foot office building at the 140,000-square-foot Lantana Corporate Center (7000 West). In the first quarter of 2000, as manager of the 7000 West project, we obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct the second 70,000-square-foot office building at the site. The variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate at 7000 West and the two completed office buildings and until recently was guaranteed by us (see "Olympus Relationship" below). The project loan was scheduled to mature on August 24, 2001.
However, as manager of 7000 West, we successfully negotiated an extension of the term loan with Comerica to August 24, 2002, with an option to extend the maturity to August 24, 2003, subject to certain conditions. Borrowings outstanding under the 7000 West project loan totaled $12.9 million at December 31, 2001 and $12.0 million at December 31, 2000. Effective February 27, 2002, we are now required to consolidate this mortgage debt on our balance sheet as a result of our acquisition of Olympus' 50.1 percent interest in the 7000 West Joint Venture (see "Olympus Relationship" below and Note 11). We currently meet all the conditions necessary to exercise the option to extend the maturity of the term loan to August 24, 2003, and absent any negotiations to further extend the term loan, we plan to exercise our option in July 2002.

Lakeway Project
---------------
     Since mid-1998, we have provided development, management, operating and marketing services for the Lakeway project near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project. Under the agreement, we receive enhanced management and development fees and sales commissions, as well as a net profits interest in the project. Lakeway project distributions are made to us as sales installments close. We are currently receiving a 28 percent share in any Lakeway project distributions and that rate will continue until we receive proceeds totaling our initial investment in the project ($2.0 million) plus a stated annual rate of return, at which time, our share of the Lakeway project distributions will increase to 40 percent.

     During the second quarter of 2001, we negotiated an agreement to sell the entire Schramm Ranch property to a single purchaser for approximately $11.0 million, conditioned on obtaining certain entitlements. As manager of the project, we obtained subdivision, annexation, zoning and other entitlements for the first phase of the property. Obtaining these entitlements allowed for the closing of the sale for the first phase of the Schramm Ranch property for $1.5 million. The proceeds from this initial closing were used to obtain the entitlements necessary to develop the remaining 500-plus acres of the property. In the fourth quarter of 2001, we secured all the remaining necessary entitlements for the Schramm Ranch property and the purchaser closed and funded $3.5 million, representing the second of four sale installments. In connection with this second sale installment, the Lakeway Project distributed approximately $1.2 million to us. We recorded $0.6 million of the distribution as a partial return of our original investment in the project and $0.6 million as our equity earnings in the project's income for the year, which was reflected in "Equity in unconsolidated affiliates' income." We expect the remaining two Schramm Ranch sales installments (totaling $6.0 million) to occur in March 2002 and June 2002 and we expect to receive approximately $2 million in future cash distributions from the Lakeway project.

Olympus Relationship
--------------------
    In May 1998, we formed a strategic alliance with Olympus to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in our mandatorily redeemable preferred stock (see Note 3), provided us a $10 million convertible debt financing facility (see Note 2) and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects.

     During the second quarter of 2001, we repaid Olympus the entire $3.2 million balance under the convertible debt financing facility used to finance our interest in the Walden Partnership
in Houston, Texas, purchased in September 1998.   Included in the
$3.2 million payment to Olympus was $0.8 million of accrued interest that had been added to the principal under the terms of the facility, and which represented the stated 12 percent annual rate pursuant to the terms of the convertible debt financing agreement. We also paid an additional $0.3 million of interest during the third quarter of 2001 to satisfy the minimum annual rate of return provision within the convertible debt facility agreement, which provided that if the combination of interest at 12 percent and the value of the conversion right did not provide Olympus with at least a 15 percent annual return on the convertible debt, we would pay Olympus additional interest upon termination of the convertible debt facility in an amount
necessary to yield a 15 percent return.   The convertible debt
facility was terminated on August 15, 2001.

  Through our subsidiaries, we previously were involved in three joint ventures with Olympus (see "Joint Ventures with Olympus Real Estate Corporation"), each was subject to the terms of their respective partnership agreements. The partnership agreements of each of the joint ventures contained similar provisions, including a "buy/sell option" that could be exercised by either Olympus or
us.   After Olympus commenced the process under the "buy/sell
option" for each partnership in mid-November 2001 (see Item 3 "Legal Proceedings"), we initiated additional joint discussions with Olympus about mutually concluding our ongoing business relationship, including the purchase of our $10.0 million of
mandatorily redeemable preferred stock held by Olympus.   As a
result of these efforts, on February 12, 2002, we agreed to a $7.4 million transaction with Olympus that included the following key provisions:

  * We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. The amount of the discount will be recorded as $2.4 million of additional paid in capital in our consolidated balance sheet in the first quarter of 2002.

  * We acquired Olympus' 50.01 percent ownership interest in the Barton Creek Joint Venture for $2.4 million.

  * We acquired Olympus' 50.1 percent ownership interest in the 7000 West Joint Venture for $1.5 million. In connection with this acquisition we have assumed the 7000 West debt and accordingly it will be included in our consolidated balance sheet commencing in the first quarter of 2002. At December 31, 2001, borrowings outstanding under this project loan facility totaled $12.9 million.

  *    We sold our 49.9 percent ownership interest in the Walden
     Partnership to Olympus for $3.1 million. We expect to record an approximate $0.3 million gain on the sale during the first quarter of 2002.

  * We received a total of $1.0 million in net cash from the two joint ventures we acquired.

  The transaction closed on February 27, 2002. See Note 11 for additional discussion of these transactions, including the pro forma effects they have on our 2001 results of operations and our December 31, 2001 balance sheet.

Common Stock Matters
---------------------
     In February 2001, our Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of our common stock representing approximately 10 percent of our outstanding common stock, after considering the effects of the stock split transactions described in the following paragraph. The purchases may occur over time depending on many factors, including the market price of our common stock; our operating results, cash flows and financial position; and general economic and market conditions. We have yet to make any open market share purchases under this program as of March 19, 2002 and we are unlikely to make significant open market purchases in the near future.

     On May 10, 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. The effective date of this transaction was May 25, 2001. This transaction resulted in our shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share of our common stock in the reverse 1-for-50 split. Those shareholders received cash payments equal to the fair value of those fractional interests. Our shareholders holding more than 50 shares of our common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders holding an odd number of shares were entitled to a cash payment equal to the
fair value of the resulting fractional share.   The fair value of
the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. Accordingly, we funded $0.5 million into a restricted cash account to purchase approximately
42,000 shares of our common stock. As of December 31, 2001, fractional shares representing approximately 21,000 shares of our common stock had been purchased for $0.25 million. We expect this transaction to lower our future reporting and related costs.

Outlook
--------
     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in the area of our properties, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements.
As discussed in "Risk Factors" located elsewhere in this Annual Report on Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin. Currently the Austin real estate market has experienced a slowdown, which has affected and will likely continue to affect our near-term results. We cannot at this time project how long or to what extent this current slowdown will last in Austin.

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

DISCLOSURES ABOUT MARKET RISKS
     We derive our revenues from the management, development and sale of our real estate holdings. Our net income can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we do not hedge our exposure to changes in interest rates. Based on the bank debt outstanding at December 31, 2001, a change of 100 basis points in applicable annual interest rates would have an approximate $0.3 million impact on year 2002 net income.

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

CAUTIONARY STATEMENT
     Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under "Risk Factors", located in Item 1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

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

     Stratus maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by Stratus.

     Our independent public accountants, Arthur Andersen LLP, conduct annual audits of our financial statements in accordance with auditing standards generally accepted in the United States, which include the review of internal controls for the purpose of establishing audit scope, and issue an opinion of the fairness of such statements in accordance with accounting principles generally accepted in the United States.

     The Board of Directors, through its Audit Committee composed solely of independent non-employee directors, is responsible for overseeing the integrity and reliability of Stratus' accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP meets regularly with, and has access to, this committee, with and without management present, to discuss the results of their audit work.

                                William H. Armstrong III
                                 Chairman of the Board,
                                       President
                               and Chief Executive Officer



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS PROPERTIES
INC.:

     We have audited the accompanying balance sheets of Stratus Properties Inc. (a Delaware Corporation) as of December 31, 2001 and 2000, and the related statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                    /s/ Arthur Andersen LLP
Austin, Texas
February 4, 2002 (Except with respect to
 Note 11, as to which the
 date is February 27, 2002)


                     STRATUS PROPERTIES INC.
                         BALANCE SHEETS

                                                     December 31,
                                                ---------------------
                                                   2001        2000
                                                ---------   ---------
                                                    (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
 restricted cash of $0.2 million and
 $0.6 million, respectively (Notes 4 and 8)     $   3,705   $   7,996
Accounts receivable                                   695         596
Current portion of notes receivable
  from property sales                                  45           -
Prepaid expenses                                       73         218
                                                ---------   ---------
   Total current assets                             4,518       8,810
Real estate and facilities, net (Note 6)          110,042      93,005
Investments in and advances to
  unconsolidated affiliates (Note 4)                8,005       7,596
Notes receivable from property sales, net
  of current portion (Note 1)                       4,083           -
Other assets, including related party
  receivables (Note 4)                              2,830       2,482
                                                ---------   ---------
Total assets                                    $ 129,478   $ 111,893
                                                =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities        $   2,482   $   1,920
Accrued interest, property taxes and other          1,895       1,486
                                                ---------   ---------
   Total current liabilities                        4,377       3,406
Long-term debt (Note 5)                            25,576       8,440
Other liabilities (Note 9)                          3,002       3,419
Deferred revenues, including related                1,864       5,548
  parties (Note 4)
Commitments and contingencies (Note 9)
Mandatorily redeemable preferred stock (Note 3)    10,000      10,000
Stockholders' equity:
Preferred stock, par value $0.01,                     -           -
  50,000,000 shares authorized and unissued
Common stock, par value $0.01,150,000,000 shares
  authorized, 7,155,077 and 14,298,270 shares
  issued and outstanding, respectively                 72         143
Capital in excess of par value of common stock    176,658     176,465
Accumulated deficit                               (91,588)    (95,528)
Common stock held in treasury, 42,229 shares
  at cost                                            (483)        -
                                                ---------   ---------
   Total stockholders' equity                      84,659      81,080
                                                ---------   ---------
Total liabilities and stockholders' equity      $ 129,478   $ 111,893
                                                =========   =========


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                      STATEMENTS OF INCOME

                                               Years Ended December 31,
                                             ----------------------------
                                                2001      2000     1999
                                             --------  --------  --------
                                               (In Thousands, Except Per
                                                     Share Amounts)
Revenues (Note 1)                            $ 14,829  $ 10,099  $ 15,252
Costs and expenses:
Cost of sales, net (Note 1)                     9,110    10,013     9,739
General and administrative expenses             2,925     3,735     3,507
                                             --------  --------  --------
    Total costs and expenses                   12,035    13,748    13,246
                                             --------  --------  --------
Operating income (loss)                         2,794    (3,649)    2,006
Gains on settlement of Circle C municipal
  utility district infrastructure
  reimbursement claim (Note 9)                    -      14,295       -
Interest expense, net of capitalized interest    (456)   (1,280)     (789)
Interest income                                 1,157     1,203     1,344
Equity in unconsolidated affiliates'
  income (Note 4)                                 207     1,372       307
Other income, net (Note 9)                        238     2,677       133
                                             --------  --------  --------
Income before income taxes and equity in
  unconsolidated affiliates                     3,940    14,618     3,001
Income tax provision                              -        (396)     (130)
                                             --------  --------  --------
Net income                                   $  3,940  $ 14,222  $  2,871
                                             ========  ========  ========

Net income per share of common stock:
     Basic                                      $0.55     $1.99     $0.40
                                                =====     =====     =====
     Diluted                                    $0.48     $1.74     $0.35
                                                =====     =====     =====
Average shares outstanding:
     Basic                                      7,142     7,148     7,144
                                                =====     =====     =====
     Diluted                                    8,204     8,351     8,114
                                                =====     =====     =====

The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
                     STATEMENTS OF CASH FLOW

                                               Years Ended December 31,
                                              ---------------------------
                                                2001      2000     1999
                                              --------  -------- --------
                                                     (In Thousands)
Cash flow from operating activities:
Net income                                    $  3,940  $ 14,222 $  2,871
Adjustments to reconcile net income
to net cash provided by operating activities:
 Depreciation and amortization                     133       129       87
 Cost of real estate sales                       5,928     1,369   10,018
 Equity in income of unconsolidated affiliates    (207)   (1,372)    (307)
 Recognition of previously deferred gains       (3,684)   (2,079)    (327)
 Gain from previously deferred Circle C
    municipal utility district reimbursements      -      (7,430)     -
 Reduction of other liabilities (Note 9)           -      (2,140)     -
(Increase) decrease in working capital:
    Accounts receivable and prepaid expenses         1     1,966      600
    Accounts payable, accrued liabilities
       and other                                 1,168       839       (7)
Proceeds from Circle C municipal utility
    district reimbursements                        -      10,262      -
Long-term receivables                           (4,036)    8,210   (3,631)
Distribution of unconsolidated
    affiliates' income                             969     1,384      -
Other                                             (967)    2,823    1,044
                                              --------  -------- --------
Net cash provided by operating activities        3,245    17,921   20,610
                                              --------  -------- --------

Cash flow from investing activities:
Real estate and facilities                     (23,097)   (5,447)  (8,554)
Return of investment in
  unconsolidated affiliates                        829       -        -
Investment in Lakeway Project                   (2,000)      -        -
Investment in Walden Partnership                   -         -       (376)
                                              --------  -------- --------
Net cash used in investing activities          (24,268)   (5,447)  (8,930)
                                              --------  -------- --------

Cash flow from financing activities:
Borrowings (repayments) on credit
  facilities, net                               11,683       392  (27,118)
Proceeds from term loans                         5,000     5,000   20,000
Repayments of term loans                           -     (13,852)  (6,143)
Proceeds from construction loan facility         3,496       -        -
Proceeds from the exercise of stock options         35        18      -
Repayment of convertible debt facility          (3,240)      -        -
Proceeds from convertible debt facility            -         -        376
Purchases of Stratus' common stock, at cost       (242)      -        -
                                              --------  -------- --------
Net cash provided by (used in)
  financing activities                          16,732    (8,442) (12,885)
                                              --------  -------- --------
Net increase (decrease) increase in
  cash and cash equivalents                     (4,291)    4,032   (1,205)
Cash and cash equivalents at
  beginning of year                              7,996     3,964    5,169
                                              --------  -------- --------
Cash and cash equivalents at end of year      $  3,705  $  7,996 $  3,964
                                              ========  ======== ========

Interest paid                                 $  2,396  $  1,631 $  1,716
                                              ========  ======== ========
Income taxes paid                             $    171  $    142 $     14
                                              ========  ======== ========


The accompanying notes, which include information in Notes 2, 4, 7 and, 9 and 10 regarding noncash transactions, are an integral part of these financial statements.

                      STRATUS PROPERTIES INC.
          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In Thousands)

                                               Capital
                                                  in                Common
                                                Excess               Stock
                           Preferred  Common    of Par  Accumulated Held in
                             Stock    Stock     Value     Deficit  Treasury   Total
                            -------   -------  --------  --------- --------  -------
Balance at January 1, 1999  $  -      $   143  $176,447  $(112,621)$     -   $63,969
 Net income                    -          -         -        2,871       -     2,871
                             -----    -------  --------  --------- --------  -------
Balance at December 31, 1999   -          143   176,447   (109,750)      -    66,840
 Stock options exercised       -          -          18        -         -        18
 Net income                    -          -         -       14,222       -    14,222
                             -----    -------  --------  --------- --------  -------
Balance at December 31, 2000   -          143   176,465    (95,528)      -    81,080
 Effective two for one reverse
  stock split (Note 8)         -          (71)       71        -         -       -
 Purchase of 42,299 shares
   of Stratus common stock     -          -         -          -        (483)  (483)
 Stock options exercised and
   other                       -          -         122        -         -       122
 Net income                    -          -         -        3,940       -     3,940
                             -----    -------  --------  ---------  -------- -------
Balance at December 31, 2001 $ -      $    72  $176,658  $ (91,588) $   (483)$84,659
                             =====    =======  ========  =========  ======== =======


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies
Operations and Basis of Accounting. The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted in Austin and other urban areas of Texas through its wholly owned subsidiaries and, until February 2002, through certain unconsolidated joint ventures (see "Investments in Unconsolidated Affiliates" below and Notes 4 and
10). The consolidated financial statements include accounts of those subsidiaries where Stratus has more than 50 percent of the voting rights and for which the right to participate in significant management decisions is not shared with other shareholders. Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land Corp.; Austin 290 Properties, Inc.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.;
Stratus Investments LLC and STRS L.L.C.   All significant
intercompany transactions have been eliminated in consolidation.

Investment in Unconsolidated Affiliates. Stratus' investment in less than 50 percent owned joint ventures and partnerships are accounted for under the equity method in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, "Accounting for Investments in Real Estate Ventures." Stratus owns approximately a 49.9 percent interest in each of its three unconsolidated affiliates (Note 4). Stratus' real estate sales to these entities are deferred to the extent of its ownership interest in the unconsolidated affiliate. The deferred revenues subsequently are recognized ratably as the unconsolidated affiliates sell the real estate to unrelated third parties. Although Stratus serves as manager for these unconsolidated affiliates, all significant decisions are either shared with its partner or made entirely by its partner. Stratus also has a net profits interest in the Lakeway project, as further described in Note 4, in which its share of the project's earnings or loss is calculated using the hypothetical liquidation at book value approach. This approach compares the value of the investment at the beginning of the year to that at the end of the year, assuming that the project's assets were liquidated or sold at book value. The difference represents Stratus' share of the project's earnings or loss.

Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2001 presentation. The earnings per share information and the weighted average shares outstanding have been retroactively adjusted to reflect the effect of the stock split, which occurred in May 2001 (see Note
8), for all periods presented.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include valuation allowances for deferred tax assets, estimates of future cash flows from development and sale of real estate properties, capitalization of certain indirect costs, and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Financial Instruments. The carrying amounts of receivables, notes receivable, accounts payable and long-term borrowings reported in the balance sheet approximate fair value. Stratus periodically evaluates its ability to collect its receivables. Stratus provides an allowance for estimated uncollectible amounts if its evaluation provides sufficient evidence that amounts of its receivable may be uncollectible. Stratus believes all its outstanding receivables are collectible and no allowances for doubtful accounts are included in the accompanying balance sheets.

Notes Receivable from Property Sales. In 2001, Stratus received two notes totaling $4.4 million, related to two undeveloped property sales whose gross sale price was $5.9 million. The purchasers made cash down payments in excess of 20 percent of the sales price at the closing of each transaction. Both notes have an annual interest rate of 8 percent and mature in 20 06. One note requires principal and interest payments of $0.2 million per year, payable monthly; the other note requires quarterly interest payments and a $1.5 million principal payment in 2004.

Investment in Real Estate. Real estate assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs, and other related costs through the development stage. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus recorded capitalized interest of $1.4 million in 2001, $1.3 million in 2000 and $1.2 million in 1999.

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" when events or circumstances indicate that an asset's carrying amount may not be recoverable, an impairment test is performed. If projected undiscounted cash flow from the asset is less than the related carrying amount then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. No impairment losses are reflected in the accompanying financial statements.

Depreciation. Office buildings are depreciated on a straight-line basis over their estimated 30 year life.

Revenue Recognition. Revenues from property sales are recognized in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" when the risks and rewards of ownership are transferred to the buyer, the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Notes received in connection with the land sales have not been discounted, as the purchase price was not significantly different from similar cash transactions. Stratus recognizes sales commissions and management and development fees as lots or acreage is sold or when the services are performed. A summary of Stratus' revenues follows:

                                    Years Ended December 31,
                                  ----------------------------
                                    2001      2000      1999
                                  --------  --------  --------
                                        (In Thousands)
Revenues:
Undeveloped properties
 Unrelated parties                $  9,623  $  2,101  $  3,279
 Olympus                               -         533     6,020
 Recognition of deferred revenues    3,792     4,026       904
                                  --------  --------  --------
   Total undeveloped properties     13,415     6,660    10,203
Developed properties                   -         709     3,692
Commissions, management fees
   and other                         1,414     2,730     1,357
                                  --------  --------  --------
Total revenues                    $ 14,829  $ 10,099  $ 15,252
                                  ========  ========  ========

Cost of Sales. Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus' cost of sales follows:


                                   For Years Ended December 31,
                                  -----------------------------
                                    2001       2000      1999
                                  --------   --------  --------
                                          (In Thousands)
Cost of property sales            $  6,261   $  1,335  $  4,902
Cost of lots sales                     -          614     3,166
Recognition of previously
  deferred cost of sales               108      1,946       575
Allocation of indirect costs         4,200      6,198     4,651
Municipal utility
  district reimbursements           (1,312)       -      (2,589)
Depreciation                           133        129        87
Other                                 (280)      (209)   (1,053)
                                  --------   --------  --------
Total cost of sales               $  9,110   $ 10,013  $  9,739
                                  ========   ========  ========

Advertising Costs. Advertising costs are expensed as incurred and are included as a component of Cost of Sales. Advertising costs totaled $0.3 million in 2001 and $0.1 million in 2000. The advertising costs for 1999 were not significant.

Income Taxes. Stratus follows the liability method of accounting for income taxes in accordance with SFAS No. 109. "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. See Note 7.

Earnings Per Share. The following table is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share
(in thousands, except per share amounts):



                                        Years Ended December 31,
                                     ------------------------------
                                       2001       2000       1999
                                     --------   --------   --------
Basic net income per share of
common stock:
Net income                           $  3,940   $ 14,222   $  2,871
                                     ========   ========   ========
Weighted average common shares
  outstanding                           7,142      7,148      7,144
                                     ========   ========   ========
Basic net income per share of
  common stock                          $0.55      $1.99      $0.40
                                        =====      =====      =====

Diluted net income per share
of common stock:
Net income                           $  3,940   $ 14,222   $  2,871
Add:  Interest expense from
 assumed conversion of convertible
 debt, net of income tax effect           -          331        -
                                     --------   --------   --------
                                     $  3,940   $ 14,553   $  2,871
                                     ========   ========   ========

Weighted average common shares
  outstanding                           7,142      7,148      7,144
Dilutive stock options                    211        144        119
Assumed redemption of
  preferred stock                         851        851        851
Assumed conversion of
  convertible debt                        -          208        -
                                     --------   --------   --------
Weighted average common shares
  outstanding for purposes of
  calculating diluted net income
  per share                             8,204      8,351      8,114
                                     ========   ========   ========

Diluted net income per share            $0.48      $1.74      $0.35
                                        =====      =====      =====


    Stratus repaid all borrowings under its convertible debt facility during 2001 (Note 2). Interest expensed on the convertible debt outstanding totaled approximately $338,000 in
2000 and  $270,000 in 1999.   Although the debt was convertible
into 370,000 shares in 1999, it was excluded from the diluted net income per share calculation because the effect of an assumed redemption of convertible debt was anti-dilutive. There have been no dividends accrued on Stratus' mandatorily redeemable preferred stock through December 31, 2001.

    Stock options outstanding to purchase approximately 106,000 shares of common stock at an average exercise price of $12.38 per share in 2001, 273,000 shares of common stock at an average exercise price of $10.96 per share in 2000, and approximately 148,000 shares of common stock at an average exercise price of $12.28 per share in 1999, were excluded from the diluted net income per share calculations because their average exercise prices were higher than the average market price for the years presented.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as subsequently amended, is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Stratus adopted SFAS 133 effective January 1, 2001, with its adoption having no impact on its financial position or results of operations. Stratus currently has no derivative instruments, as defined by SFAS 133.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets."   SFAS 141 requires that all business combinations
subsequent to June 30, 2001 be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these standards did not have any affect on Stratus' financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143, effective for fiscal years beginning after June 15, 2002, requires the fair value of liabilities for asset retirement obligations to be recorded in the period they are incurred. SFAS
144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 also broadens the presentation of discontinued operations to include more disposal transactions, and provides additional implementation guidance for SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001.
Stratus does not anticipate the adoption of these standards will have a material impact on its financial position or results of operations.

2. Olympus Relationship
On May 22, 1998, Stratus and Olympus Real Estate Corporation (Olympus) formed a strategic alliance to develop certain of Stratus' existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus made a $10 million investment in Stratus' mandatorily redeemable preferred stock, provided a $10 million convertible debt financing facility to Stratus and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects. Olympus has the right to nominate one member or up to 20 percent of Stratus' Board of Directors, whichever is greater. Through December 31, 2001, Stratus had fixed the number of members of its Board of Directors at four, with one member being nominated by Olympus.

     The $10 million mandatorily redeemable preferred stock was issued at a stated value of $5.84 per share, the average closing price of Stratus' common stock during the 30 trading days ended March 2, 1998. Stratus used the proceeds from the sale of these securities to reduce its debt. In May 2001, in connection with the stock split transactions (Note 8), the coversion price of the mandatorily redeemable preferred stock was automatically adjusted to $11.75 per share. For further discussion about the mandatorily redeemable preferred stock, see Note 3 below.

     The $10 million convertible debt facility was available to Stratus in whole or in part until May 22, 2004 and was intended to fund Stratus' equity investment in new Stratus/Olympus joint venture opportunities involving properties not owned by Stratus in May 1998. On September 30, 1998, Stratus borrowed $2.0 million under this convertible debt facility to fund its investment in the Oly Walden General Partnership (Walden Partnership) (see Note 4). During the third quarter of 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. During the second quarter of 2001, Stratus repaid Olympus the entire $3.2 million balance
under the convertible debt financing facility.   Included in the
$3.2 million payment to Olympus was $0.8 million of accrued interest that had been added to the principal under the terms of the facility, and which represented the stated 12 percent annual rate pursuant to the terms of the convertible debt financing agreement. Stratus paid an additional $0.3 million of interest during the third quarter of 2001 to satisfy the minimum annual rate of return provision within the convertible debt facility agreement, which provided that if the combination of interest at 12 percent and the value of the conversion right did not provide Olympus with at least a 15 percent annual return on the convertible debt, Stratus would pay Olympus additional interest upon termination of the convertible debt facility in an amount
necessary to yield a 15 percent return.   The convertible debt
facility was terminated on August 15, 2001.

     Olympus also agreed to make available up to $50 million through May 22, 2001, of which it invested approximately $13.4 million, for its share of capital for direct investments in Stratus/Olympus joint acquisition and development activities (Note
4). In return, Stratus provided Olympus with a right of first refusal to participate for no less than a 50 percent interest in all new acquisition and development projects on properties not currently owned by Stratus, as well as development opportunities on existing properties in which Stratus sought third-party equity participation.

     In February 2002, Olympus and Stratus concluded their business relationship (Note 11).

3.  Mandatorily Redeemable Preferred Stock
At December 31, 2001 and 2000, Stratus had outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.48 per share. The conversion price of the mandatorily redeemable preferred stock was automatically adjusted to $11.75 per share in May 2001 as a result of the stock split transactions (Note 8). Each share of preferred stock would share dividends and distributions, if any, ratably with Stratus' common stock. The preferred stock became redeemable at the holder's option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the "common stock equivalent value") or, at Stratus' option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any. The preferred stock was required to be redeemed no later than May 22, 2004. Stratus had the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations.

    In February 2002, Stratus purchased all of its outstanding mandatorily redeemable preferred stock in connection with the transactions that concluded Stratus' business relationship with Olympus (Note 11).

4.   Investment in Unconsolidated Affiliates
Until February 2002, Stratus had investments in three joint ventures. Stratus owned an approximate 49.9 percent interest in each joint venture and Olympus owned the remaining 50.1 percent interest. Accordingly, Stratus has accounted for its investments in the joint ventures using the equity method of accounting (Note
1). Stratus served as developer and manager for each project undertaken by the joint ventures and received development fees, sales commissions, and other management fees for its services.
In February 2002, Stratus and Olympus reached an agreement in which Stratus purchased Olympus' ownership interests in the jointly owned Austin, Texas, properties and Olympus purchased Stratus' ownership interest in the jointly owned Houston, Texas, property (see below and Note 11).

     On September 30, 1998, Stratus entered into two separate
joint ventures with Olympus.  The first provided for the
development of 75 residential lots at the Wimberly Lane
subdivision located within the Barton Creek community in Austin,
Texas. In this transaction, Stratus sold land to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), for approximately $3.3 million. Stratus deferred recognizing revenues to the extent of its equity interest in the sale, or $1.6 million, for financial accounting purposes, which was being recognized ratably as the developed lots were sold to unrelated third parties. Upon closing, Stratus received $2.1 million and a $1.2 million note and invested approximately $0.5 million in the now fully developed project. In December 1999, Stratus sold 174 acres of land encompassing 54 platted lots within the Barton Creek Escala Drive subdivision to the Barton Creek Joint Venture for $11.0 million. Upon the closing of the sale, Stratus received $6.0 million and a $5.0 million note.
Stratus deferred recognizing revenues on $5.5 million of the $11.0 million of sales proceeds and $3.0 million of the $6.0 million related gain attributable to its ownership interest. Stratus recognized a portion of these deferred amounts as the lots in the fully developed Escala Drive project were sold to unrelated third parties. Stratus, as manager of the project, sold two Wimberly
Lane lots and one Escala Drive lot during 2001, 30 Wimberly Lane lots and 32 Escala Drive lots in 2000 and 42 Wimberly Lane lots
during 1999.   Stratus recognized previously deferred gains
totaling $0.1 million in 2001, $2.1 million in 2000 and $0.3 million in 1999 as a result of the Barton Creek Joint Venture's lot sales. Deferred gains remaining to be recognized from Barton
Creek Joint Venture lot sales totaled $1.1 million at December
31, 2001 and are included in "Deferred revenues" on the accompanying balance sheet (see Note 11 for disclosure of the disposition of the deferred gain as part of the transaction that concluded Stratus' business relationship with Olympus in February
2002).

     In connection with its lot sales, the Barton Creek Joint Venture has distributed a total of $17.1 million to the partners. Stratus' portion of the distributions, approximately $8.6 million, have been recorded as a repayment of the Barton Creek notes receivable and related accrued interest ($6.9 million) and a reduction of its investment in the Barton Creek Joint Venture ($1.7 million). In February 2002, Stratus purchased Olympus' 50.01 percent interest in the Barton Creek Joint Venture and its future operations will be consolidated in Stratus' financial statements.

     The second transaction on September 30, 1998 involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project (Walden). Olympus originally purchased Walden in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property. Stratus has served as manager of this project since Olympus' purchase. Stratus acquired its 49.9 percent interest in the Walden Partnership with $2.0 million of borrowings under its convertible debt facility with Olympus (see Note 2). On September 30, 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership. The Walden Partnership had 404 developed lots and 80 acres of undeveloped property remaining at December 31, 2001. Through December 31, 2001, the Walden Partnership had not made any distributions to the partners. In February 2002, Stratus sold its 49.9 percent interest in the Walden Partnership to Olympus (Note 11).

     Stratus negotiated an $8.2 million project development loan for the Walden Partnership, which was nonrecourse to the partners and secured by the Walden Partnership's assets. At December 31, 2000, borrowings of $1.7 million were outstanding on the project loan. The loan also required that a wholly owned subsidiary of Stratus deposit a total of $2.5 million of restricted cash with the bank as additional collateral. The project loan agreement for the Walden Partnership permitted a $0.30 reduction of this restricted cash deposit for every $1.00 of principal repaid on the Walden Partnership loan. At December 31, 2000, Stratus had approximately $0.6 million of restricted cash associated with this agreement. The loan was repaid in full during 2001, and the remaining restricted cash deposited with the bank was released to Stratus.

    At December 31, 2001, Stratus has $0.4 million in interest receivable from the Walden Partnership related to compensation for the collateral deposit (discussed above). Stratus also has $1.3 million in accrued interest receivable on its $2.1 million Walden Partnership note receivable. The $2.1 million note receivable is included in "Investments and advances to unconsolidated affiliates" in the accompanying balance sheets. Stratus has recorded the $1.7 million of accrued interest due from related parties in "Other assets" in the accompanying balance sheet. In January 2002, Stratus received the $0.4 million of interest from the Walden Partnership, representing the remaining amount due for providing the collateral deposit. For a discussion of the settlement of these interest receivable amounts, see Note 11.

    On August 16, 1999, Stratus sold Olympus a 50.1 percent interest in the Stratus 7000 West Joint Venture (7000 West) which owned a 70,000-square-foot office building, which was the first phase of the 140,000-square-foot Lantana Corporate Center located in Austin, Texas. Stratus received $1.0 million upon closing and recognized a $0.4 million gain relating to Olympus' ownership interest in the building. Stratus deferred recogonizing revenues on its retained interest of the sales proceeds ($0.5 million) and related gain ($0.4 million) resulting from the sale of the
5.5 acres of commercial real estate associated with Phase I of the project. As developer, Stratus completed construction on the first building in November 1999 and as manager has secured lease agreements which have fully occupied the building. During the first quarter of 2000, Stratus completed a second sale of 5.5 acres of commercial real estate to 7000 West for $1.1 million, which was used as the site for the second 70,000-square-foot office building (Phase II). Upon completion and leasing of Phase II during the second quarter of 2000, Stratus recognized the revenues ($0.5 million) and related gain ($0.4 million) associated with Olympus' ownership interest in 7000
West. Deferred gains from the sales of land for both phases totaled $0.8 million and are included in "Deferred revenues" on the accompanying balance sheets for both 2001 and 2000. The 7000
West Joint Venture has distributed approximately $0.6 million to the partners, of which Stratus has recorded its $0.3 million portion as a reduction of its investment in 7000 West.

    Funds for the construction of the first building at 7000 West were provided by a $6.6 million project loan that Stratus negotiated in April 1999. During the first quarter of 2000, as manager of the 7000 West project, Stratus obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct Phase II. The variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate and the two completed office buildings at 7000 West and was scheduled to mature in August 24, 2001; however, Stratus negotiated an extension of the term loan to August 24, 2002 with an option to extend the maturity to August 24, 2003, subject to certain conditions. Stratus currently meets these conditions and will exercise its option to extend the maturity of the debt until at least August 2003. Borrowings outstanding on the 7000 West development loan totaled $12.9 million at December 31, 2001 and $12.0 million at December 31, 2000. In February 2002, Stratus purchased Olympus' interest in the 7000 West Joint Venture and will consolidate this debt on its balance sheet prospectively (Note 11).

     The summarized unaudited financial information of Stratus' unconsolidated affiliates as of December 31, 2001 and 2000, and for each of the three years in the period endind December 31, 2001 follows (in thousands):


                                Barton
                                Creek
                                Joint      Walden       7000
                                Venture   Partnership   West     Total
                               --------   -----------  -------  -------
                                            (Unaudited)
Earnings data (year ended
 December 31, 2001):
Revenues                       $    973   $    2,472   $ 3,275  $ 6,720
Operating loss                     (252)        (751)     (152)  (1,155)
Net loss                           (244)        (595)      (75)    (914)
Stratus' equity in net loss        (121)        (254)a     (37)    (412

Earnings data (year ended
December 31, 2000):
Revenues                         17,454        2,396     1,357   21,207
Operating income (loss)           4,461       (1,074)     (909)   2,478
Net income (loss)                 4,580       (1,007)     (909)   2,664
Stratus' equity in net
income (loss)                     2,286         (460)a    (454)   1,372

Earnings data (year ended
December 31, 1999):
Revenues                          4,787        2,993        21    7,801
Operating income (loss)           1,039         (510)      (83)     446
Net income (loss)                 1,039         (485)      (74)     480
Stratus' equity in net
income (loss)                       518         (174)a     (37)     307

Balance sheet data
(at December 31, 2001):
Current assets                      363          313     1,960    4,608
Other long-term receivables       1,972          -         -        -
Real estate and facilities, net   4,957        6,166    14,783   25,906
Total assets                      7,292        6,479    16,743   30,514
Current liabilities                   5        2,984       856    3,845
Total liabilities                     5        7,347 b  13,794   21,146
Net assets (liabilities)          7,287         (868)    2,949    9,368
Stratus' equity in net
assets (liabilities)              3,643         (433)    1,471    4,681

Balance sheet data
(at December 31, 2000):
Current assets                    1,243          501     1,490    5,218
Other long-term receivables       1,984          -         -        -
Real estate and facilities, net   5,181        7,350    14,696   27,227
Total assets                      8,408        7,851    16,186   32,445
Current liabilities                 177        1,946    12,635   14,758
Total liabilities                   177        8,124 b  12,635   20,936
Net assets (liabilities)          8,231         (273)    3,551   11,509
Stratus' equity in net
assets (liabilities)              4,107         (136)    1,772    5,743


a. Includes recognition of deferred income of $43,000 in 2001, $42,000 in 2000 and $67,000 in 1999, representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Stratus will recognize the remaining difference as the related real estate is sold. At December 31, 2001, Stratus had $185,000 of remaining unrecognized Walden Partnership deferred income.
b. Includes a $2.1 million note payable to Stratus.

Lakeway Project
---------------
     Since mid-1998, Stratus has provided development, management, operating and marketing services for the Lakeway development near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In January 2001, Stratus entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and

Stratus contributed $2.0 million as an investment in this project (Lakeway Project). Under the agreement, Stratus will receive enhanced management and development fees and sales commissions, as well as a net profits interest in the Lakeway project.
Lakeway Project distributions are made to Stratus as sales installments close. Stratus is currently receiving a 28 percent share in any Lakeway Project distributions and that rate will continue until it receives proceeds totaling the initial investment in the project ($2.0 million) plus a stated annual rate of return, at which time, the share of the Lakeway Project distributions will increase to 40 percent.

     During the second quarter of 2001, Stratus negotiated an agreement to sell the entire Schramm Ranch property to a single purchaser for approximately $11.0 million, conditioned on obtaining certain entitlements. As manager of the project, Stratus obtained subdivision, annexation, zoning and other entitlements for the first phase of the Schramm Ranch property. Obtaining these entitlements allowed for the closing of the sale for the first phase of the Schramm Ranch property for $1.5 million. The proceeds from this initial closing were used to obtain the entitlements necessary for the purchaser to develop the remaining 500-plus acres of the property. In the fourth quarter of 2001, Stratus secured all the remaining necessary entitlements for the Schramm Ranch property and the purchaser closed and funded $3.5 million, representing the second of four sale installments. In connection with this second sale installment, the Lakeway Project distributed approximately
$1.2 million to Stratus. Stratus recorded approximately $0.6 million of the proceeds as a partial return of its original investment in the project and $0.6 million as its equity earnings in the project's income for the year, which was reflected in "Equity in unconsolidated affiliates' income" in the accompanying statements of income The remaining two Schramm Ranch property sales installments (totaling $6.0 million) are scheduled to occur
in March 2002 and June 2002.   At December 31, 2001, Stratus had
$0.6 million in accounts receivable related to expenditures made on behalf of the Lakeway Project that are to be reimbursed by the Commercial Lakeway Limited Partnership.

5.  Long-Term Debt

                                                    December 31,
                                                --------------------
                                                  2001        2000
                                                --------     -------
                                                   (In Thousands)
Comerica facility, average rate 6.1% in
   2001 and 9.5% in 2000                        $ 12,080     $   397
Unsecured term loans, average rate 9.25%
   in 2001 and 2000                               10,000       5,000
Construction loan facility, average rate
   4.6% in 2001                                   13,496           -
Convertible debt facility with Olympus,
   average rate 12.0% in 2001 and 2000 (Note 2)      -         3,043
                                                --------     -------
                                                $ 25,576     $ 8,440
                                                ========     =======


In December 1999, Stratus negotiated a facility agreement with Comerica Bank-Texas (Comerica). The facility provided for a $20 million term loan and a $10 million revolving line of credit. Stratus borrowed $20 million under the term loan portion of the facility and used the proceeds to repay all outstanding borrowings under a previous credit facility. In December 2000, Stratus repaid all remaining borrowings outstanding under the existing Comerica facility and negotiated an expanded $30 million facility arrangement, with a December 16, 2002 maturity. Under terms of the amended agreement, Stratus' availability totaled $20 million under a revolving line of credit with a $10 million term loan commitment specifically designated for potential future redemption obligations related to Stratus' mandatorily redeemable preferred stock held by Olympus (Note 3). In December 2001, Stratus established a new credit facility with Comerica. Under terms of the new facility, Stratus has established an expanded $25 million revolving line of credit available for general corporate purposes and an additional $5 million loan specifically designed to provide the funds for certain development costs.
This facility will mature in April 2004. At December 31, 2001, Stratus had borrowed $12.1 million under its existing revolving credit facility. See Note 11 for discussion of transactions that required Stratus to borrow additional amounts under its revolving credit facility.

     Interest on the Comerica facility is variable and accrues at either the lender's prime rate plus 1 percent or LIBOR plus 250 basis points at Stratus' option. The term loan and revolving line of credit contain certain customary restrictions and are secured by a lien on all of Stratus' real property assets, its interests in unconsolidated affiliates and the future receipt of municipal utility district reimbursements and other infrastructure receivables. The credit facility also contains covenants which prohibit the payment of dividends and impose certain other restrictions. As of December 31, 2001, Stratus was in compliance with such covenants. Stratus also is required to deposit funds into an interest reserve account with the bank. The amount in this account must be sufficient to carry the potential debt service for both the term loan and the revolving line of credit for the ensuing twelve-month period, adjusted quarterly. The amount of the interest reserve totaled approximately $1.6 million at December 31, 2001. The amount can be funded directly by Stratus or by reducing Stratus' availability under the revolving line of credit. At December 31, 2001, Stratus had no amounts deposited in the interest reserve account, which reduced its availability under its revolving credit facility to $23.4 million, of which Stratus had borrowed $12.1 million at December 31, 2001 (see above). The full amount of the facility can be re-established if Stratus makes future deposits into the interest reserve account. Stratus is able to withdraw any of the proceeds it deposits into the interest reserve account at its discretion.

    Stratus has also entered into two separate five-year $5.0 million unsecured term loans with First American Asset Management. Interest accrues on the loans at an annual rate of
9.25 percent and is payable monthly. One loan will mature in December 2005, the other $5.0 million term loan will mature in July 2006. The proceeds from these term loans have been used to fund Stratus' ongoing operations and for its general corporate purposes.

    In the second quarter of 2001, Stratus secured an $18.4 million project loan with Comerica for the construction of two office buildings at the 7500 Rialto Drive project located within the Lantana project in Austin, Texas. This variable-rate project loan facility, secured by the land and buildings in the project, matures in June 2003, with an option to extend its maturity by one year. Currently, Stratus' availability under the project loan is $9.2 million and is intended for the construction of the first 75,000-square-foot building and related parking garage. At December 31, 2001, Stratus had borrowed $3.5 million under this project loan facility.

    As a result of the transactions with Olympus in February
2002, Stratus assumed $12.9 million of previously unconsolidated debt associated with the construction of the 140,000-square-foot office complex at 7000 West (see Notes 4 and 11).

6.  Real Estate and Facilities, net

                                                December 31,
                                           ----------------------
                                             2001          2000
                                           ---------     --------
                                               (In Thousands)
Land held for development or sale:
Austin, Texas area                         $ 100,735     $ 87,781
Other areas of Texas                           1,590        4,875
                                           ---------     --------
       Total land                            102,325       92,656
Office building (7500 Rialto)                  7,380          -
Furniture, fixtures and equipment, net
 of accumulated depreciation of $322 in
 2001 and $189 in 2000                           337          349
                                           ---------     --------
                                           $ 110,042     $ 93,005
                                           =========     ========

    At December 2001, Stratus' investment in real estate includes approximately 3,800 acres of land located in Austin, Houston and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consist of 2,039 acres of undeveloped residential, multi-family and commercial property and 34 developed real estate lots within the Barton Creek community. Stratus' remaining Austin properties include 436 acres of undeveloped residential, multi-family and commercial property in an area known as the Lantana tract, south of and adjacent to the Barton Creek community and the approximate 1,300 acres of undeveloped commercial and multi-family property within the Circle C Ranch development. During 2001, Stratus commenced and substantially completed the 75,000-square-foot office building at 7500 Rialto Drive within Lantana. The office building costs reflected in the table above include both the construction and land costs associated with 7500 Rialto.

    Stratus also owns 13 acres of undeveloped commercial property in Houston, Texas, and 21 acres of undeveloped multi-family residential property located in San Antonio, Texas. The San Antonio property is being managed and actively marketed by an unaffiliated professional real estate developer. Under the terms of the related development agreements the operating expenses and development costs, net of revenues, are funded by Stratus. The developer is entitled to a management fee and a 25 percent interest in the net profits, after Stratus recovers its investment and a stated rate of return, resulting from the sale of the managed properties. As of December 31, 2001, no amounts have been paid in connection with this net profit arrangement.

    Various regulatory matters and litigation involving Stratus' development of its Austin-area properties were resolved during 2000 (Note 9).

7.  Income Taxes
Income taxes are recorded pursuant to SFAS 109 "Accounting for Income Taxes." No benefit has been recognized for any period presented with respect to Stratus' net deferred assets, as a full valuation allowance has been provided because of Stratus' operating history. Therefore, the final determination of the gross deferred tax asset amounts had no impact to Stratus' financial statements. The components of deferred taxes follow:

                                              December 31,
                                          ---------------------
                                            2001         2000
                                          ---------    --------
                                             (In Thousands)
Deferred tax assets:
Net operating losses (expire 2001-2018)   $  11,599    $ 12,167
Real estate and facilities, net               9,360      10,518
Alternative minimum tax credits and             805         496
 depletion allowance (no expiration)
Other future deduction carryforwards
 (expire 2001-2003)                              67          52
Valuation allowance                         (21,831)    (23,233)
                                          ---------    --------
                                          $     -      $    -
                                          =========    ========

Income taxes charged to income follow:


                                    Years Ended December 31,
                                 -----------------------------
                                   2001      2000       1999
                                 -------   --------    -------
                                        (In Thousands)
Current income tax provision
Federal                          $   -     $   (351)   $   (60)
State                                -          (45)       (70)
                                 -------   --------    -------
                                               (396)      (130)
                                 -------   --------    -------
Income tax provision             $   -     $   (396)   $  (130)
                                 =======   ========    =======


    Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the income tax provision recorded follow:

                                             Years Ended December 31,
                               -------------------------------------------------
                                    2001             2000            1999
                               ---------------   --------------  ---------------
                               Amount  Percent   Amount Percent  Amount  Percent
                               ------- -------   ------ -------  ------- -------
                                             (Dollars In Thousands)
Income tax provision
  computed at the federal
  statutory income tax rate    $(1,379)    (35)% $(5,116)   (35)% $(1,050)  (35)%
(Increase) decrease
 attributable to:
  Change in valuation allowance  1,402      35     3,742     26     1,212    40
  State taxes and other            (23)     -        978      6      (292)   (9)
                               -------  ------   -------    ---   -------   ---
Income tax provision           $    -       -  % $  (396)    (3)% $  (130)   (4)%
                               =======  ======   =======    ===   =======   ===



8.  Stock Options and Equity Transactions
Stock Options. Stratus' Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, adjusted for the effects of the effective reverse stock split transactions (see below), representing 975,000 shares of common stock and stock appreciation rights at no less than market value at time of grant. Generally, stock options are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. At December 31, 2001, 174,950 options were available for new grants under the Plans. The 50,000 remaining stock appreciation rights were exercised during 2001. A summary of stock options outstanding follows:


                            2001                 2000              1999
                     -----------------    -----------------  -----------------
                     Number    Average    Number    Average  Number    Average
                     of        Option     of        Option   of        Option
                     Options   Price      Options   Price    Options   Price
                     -------   -------    -------   -------  --------  -------
Beginning of year    836,625   $  7.70    631,938   $  7.00   533,813  $  6.84
Granted                7,500      9.87    236,875      9.08    98,125     7.84
Exercised            (56,250)    10.12    (30,000)     3.52       -         -
Expired/forfeited       (325)    12.38     (2,188)     9.00       -         -
                     -------   -------    -------   -------  --------  -------
End of year          787,550      8.01    836,625      7.70   631,938     7.00
                     =======   =======    =======   =======  ========  =======


Summary information of fixed stock options outstanding at December 31, 2001 follows:

                             Options Outstanding        Options Exercisable
                          ---------------------------- --------------------
                                   Weighted   Weighted             Weighted
                           Number   Average   Average              Average
                            Of     Remaining  Option     Number    Option
Range of Exercise Prices  Options    Life     Price    of Options  Price
------------------------  -------  ---------  ------   ----------  -------
$3.00 to $3.63            135,000  3.9 years  $ 3.12    135,000    $ 3.12
$5.25 to $7.81            254,063  6.2 years    7.08    208,129      6.93
$8.06 to $9.87            256,875  8.5 years    9.09     67,972      9.07
$12.38                    141,612  6.1 years   12.38    106,375     12.38
                         --------                       -------
                          787,550                       517,476
                         ========                       =======


Stratus has adopted the disclosure-only provisions of SFAS
No. 123, "Accounting for Stock Based Compensation," and continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Accordingly, Stratus has recognized no compensation costs associated with its stock option grants. If Stratus had determined compensation costs for its stock option grants based on the fair value of the awards at their grant dates, its net income would have decreased by $909,000 ($0.11 per share) in 2001, $828,000 ($0.10 per share) in
2000 and $752,000 ($0.09 per share) in 1999. For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option pricing model. These values totaled $7.02 in 2001, $6.55 in 2000 and $5.50 in 1999. The weighted average assumptions used include a risk-free interest rate of 5.4 percent in 2001, 6.0 percent in 2000 and 5.4 percent in 1999, expected lives of 10 years and expected volatility of 55 percent in 2001, 55 percent in 2000 and 54 percent in 1999. These pro forma effects are not necessarily representative of future years. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

Share Purchase Program. In February 2001, Stratus' Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus' common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus' operating results, cash flow and financial position; and general economic and market conditions. No purchases have been made under this program through February 4, 2002.

Stock Split Transactions. On May 10, 2001, the shareholders of Stratus approved an amendment to Stratus' certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split.
This transaction resulted in Stratus' shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders owning more than 50 shares of Stratus' common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. The fair value of the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date, May 25, 2001, at the average daily closing price per share of Stratus' common stock for the ten trading days immediately preceding the effective date. Stratus funded $0.5 million into a restricted cash account to purchase approximately 42,000 post-stock split shares of its common stock. As of December 31, 2001, fractional shares representing approximately
21,000 shares of Stratus' common stock had been purchased for $0.25 million. The funding for the remaining 21,000 purchased shares is shown as $0.2 million of restricted cash on the accompanying December 31, 2001 balance sheet. The number of shares outstanding of Stratus' mandatorily redeemable preferred stock
(see Note 3) is not affected by this transaction; however, the conversion price in effect immediately prior to the transaction was approximately doubled to reflect the effects of these transactions.

9. Commitments and Contingencies.
Construction Contracts. Stratus had commitments under non-cancelable open contracts totaling $4.8 million at December 31, 2001.

Environmental. Stratus has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against Stratus' operations in future periods. Present and future environmental laws and regulations applicable to Stratus' operations may require substantial capital expenditures that could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

Stratus previously accrued liabilities totaling $5.1 million in the connection with operation of certain oil and gas properties that were sold during 1993. During 2000 management completed a review of these amounts and determined that current conditions warranted reversal of $2.1 million of these accruals. Accordingly, other income of $2.1 million is reflected in the Statement of Income for the year ending December 31, 2000.
The remaining liability represents Stratus' indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993. Stratus accrued $3.0 million relating to this liability at the time of the purchase, which is included in "Other liabilities" in the accompanying balance sheets. Stratus periodically assesses the reasonableness of amounts recorded for this liability through the use of information provided by the operator of the property, including its net production revenues. The carrying value of this liability may be adjusted in future periods, as additional information becomes available.

Litigation. Annexation/Circle C MUD Reimbursement Suit. On December 19, 1997, the City of Austin (the City) annexed all land formerly lying within the Circle C project. Stratus' property located within Circle C's municipal utility districts (MUDs) and annexed by the City is subject to the City's zoning and development regulations. Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure. Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City.

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

Other. Stratus and the City were involved in various lawsuits from January 1998 through June 2000, regarding the constitutionality of certain legislation authorizing the creation of water quality protection zones (WQPZs). The enabling legislation provided that a duly formed WQPZ would be responsible for establishing and monitoring the water quality standards for the development within zones. The City argued that the enabling legislation authorizing the formation of the WQPZs was unconstitutional, while Stratus and other developers argued the WQPZ legislation was
constitutional.   In June 2000, the Texas

Supreme Court ruled the
Texas WQPZ legislation was unconstitutional. This decision primarily affects Stratus' properties within the southern portion of its Barton Creek project. Significant portions of Stratus' properties contain grandfathered entitlements providing an exemption from certain current development regulations. Stratus has initiated development plans for these areas that will meet the grandfathered ordinance requirements or current ordinances, as applicable.

10. Quarterly Financial Information (Unaudited)


                                                      Net Income
                           Operating     Net       (Loss) per Share
                            Income     Income     -----------------
                 Revenues   (Loss)     (Loss)      Basic    Diluted
                 --------  ---------  ---------   -------  --------
                     (In Thousands, Except Per Share Amounts)
2001
1st Quarter      $  1,426  $    (140) $      20   $    -   $     -
2nd Quarter         8,214      1,278      1,090      0.15      0.13
3rd Quarter         4,458      2,946      3,056      0.43      0.37
4th Quarter           731     (1,290)      (226)    (0.03)    (0.03)
                 --------  ---------  ---------
                 $ 14,829  $   2,794  $   3,940      0.55      0.48
                 ========  =========  =========

2000
1st Quarter      $  2,113  $    (745) $   7,278 a $  1.02  $   0.88
2nd Quarter         2,942         (2)       575      0.08      0.07
3rd Quarter         2,019       (918)       164      0.02      0.02
4th Quarter         3,025     (1,984)     6,205 b    0.86      0.76
                 --------  ---------  ---------
                 $ 10,099  $  (3,649) $  14,222      1.99      1.74
                 ========  =========  =========


a. Includes $7.4 million gain recognition associated with the partial settlement of the Circle C MUD reimbursement claim (Note 9).
b. Includes $6.9 million gain associated with the full and final settlement of the Circle C MUD reimbursement claim (Note 9).



11. Subsequent Event
Since 1998, Stratus, through its subsidiaries, has been involved in three joint ventures with Olympus (see Note 4). Each joint venture was governed by a partnership agreement containing similar provisions, including a "buy/sell option" which could be exercised by either Stratus or Olympus.

    In November 2001, Olympus triggered the buy/sell option by offering to either sell its approximate 50 percent equity interests in each of the three joint ventures or otherwise purchase Stratus' approximate 50 percent equity interests in the three joint ventures. In December 2001, Stratus notified Olympus that it intended to purchase Olympus' interests. Subsequently, Stratus and Olympus initiated discussions to conclude their ongoing business relationship.

    On February 12, 2002, Stratus and Olympus agreed to conclude their business relationship, which occurred on February 27, 2002 in the following transactions:

     * Stratus redeemed its $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Stratus will record the $2.4 million discount as additional paid in capital.

     * Stratus sold its 49.9 percent ownership interest in the Walden Partnership to Olympus for $3.1 million.

     * Stratus acquired Olympus' 50.01 percent ownership interest in the Barton Creek Joint Venture for $2.4 million. At the time of its acquisition, the Barton Creek Joint Venture's cash totaled $0.3 million and the joint venture is scheduled to receive a $1.0 million MUD reimbursement in June 2002.

     * Stratus acquired Olympus' 50.1 percent ownership interest in the 7000 West Joint Venture for $1.5 million. Stratus received $0.7 million of cash from 7000 West upon its acquisition and also assumed 7000 West's $12.9 million of previously unconsolidated debt.

    The net cash cost of the transactions for Stratus totaled approximately $7.4 million, after considering the approximate $1.0 million in cash it received from its acquisition of the Barton Creek and 7000 West Joint Ventures. Stratus completed these transactions using funds available to it under its $25 million revolving credit facility (see Note 5).

    In connection with the completion of these transactions, Stratus also announced the resignation of Mr. Robert L. Adair III from its Board of Directors. Mr. Adair was appointed to the Board in 1998 in connection with the original Olympus agreement that provided for representation on Stratus' Board (Note 2).

The following unaudited pro forma consolidated balance sheet at December 31, 2001 and income statement for the year ending December 31, 2001 show the effect of the Olympus transactions as if the event had occurred on January 1, 2001 (in thousands).


                                                  Unadjusted                Pro
                                         Acquired  Combined     Pro        Forma
                               Stratus    Joint    Balance     Forma      Balance
                              Historical Ventures   Sheet   Adjustments    Sheet
                               --------- -------- --------- -----------  ---------
    Assets
Cash and cash equivalents      $   3,705 $  1,108 $   4,813 $    (1,000)a $   3,813
Accounts receivable                  740      307     1,047         -         1,047
Prepaid expenses                      73        6        79         -            79
                               --------- -------- --------- -----------   ---------
Total current assets               4,518    1,421     5,939      (1,000)      4,939
Real estate and facilities, net  110,042   19,741   129,783      (3,201)b   126,582
Investments in and advances
 to unconsolidated affiliates      8,005      -       8,005      (6,575)c     1,430
Long-term receivable               4,083      -       4,083         -         4,083
Other assets                       2,830    2,969     5,799      (1,321)d     4,478
                               --------- -------- --------- -----------   ---------
Total assets                   $ 129,478 $ 24,131 $ 153,609 $   (12,097)  $ 141,512
                               ========= ======== ========= ===========   =========

  Liabilities and
Stockholders' Equity
Accounts payable and
 and accrued liabilities       $   2,482 $    614 $   3,096 $       -     $   3,096
Accrued interest, property
  taxes and other                  1,895      232     2,127         -         2,127
                               --------- -------- --------- -----------   ---------
Total current liabilities          4,377      846     5,223         -         5,223
Long-term debt                    25,576   12,930    38,506       7,400 e    45,906
Other liabilities                  4,866      -       4,866      (1,864)f     3,002
Mandatorily reedeemable
 preferred stock                  10,000      -      10,000     (10,000)g       -
Total stockholders' equity        84,659   10,355    95,014      (7,633)h    87,381
                               --------- -------- --------- -----------   ---------
Total liabilities and
stockholders' equity           $ 129,478 $ 24,131 $ 153,609 $   (12,097)  $ 141,512
                               ========= ======== ========= ===========   =========


a. Cash paid in transactions using cash received from joint ventures acquired and borrowings.
b. Basis reduction of properties acquired in acquisitions and elimination of deferred costs.
c. Elimination of investments in and advances to unconsolidated affiliates.
d. Elimination of long-term interest receivable from the Walden
   Partnership.
e. Net borrowings to fund transactions excluding the cash received from joint ventures acquired (see above).
f. Elimination of the remaining deferred gains associated with the Barton Creek Joint Venture ($1.1 million) and 7000 West ($0.8 million).
g. Redemption of Stratus' mandatorily redeemable preferred stock.
h. Elimination of the partnership equity of joint ventures acquired offset in part by recording the $2.4 million discount associated with the redemption of the mandatorily redeemable preferred stock and the approximate $0.3 million gain from the sale of the Walden partnership.


                                                  Unadjusted                 Pro
                                        Acquired   Combined     Pro         Forma
                               Stratus   Joint     Income      Forma       Income
                             Historical Ventures  Statement Adjustments   Statement
                              --------- --------  --------- -----------   ---------
Revenues                      $  14,829 $  4,249  $  19,078 $      (549)a $  18,529
Costs and expenses:
Cost of sales                     9,110    2,911     12,021        (329)b    11,692
General and administrative
  expenses                        2,925      705      3,630         -         3,630
                              --------- --------  --------- -----------   ---------
 Total cost and expenses         12,035    3,616     15,651        (329)     15,322
                              --------- --------  --------- -----------   ---------
Operating income (loss)           2,794      633      3,427        (220)      3,207
Interest expense, net              (456)  (1,057)    (1,513)        -        (1,513)
Interest income                   1,157        2      1,159        (532)c       627
Equity in unconsolidated
 affiliates' income                 207      -          207         254 d       461
Other income, net                   238       82        320         -           320
                              --------- --------  --------- -----------   ---------
Income before income taxes
 affiliates                       3,940     (340)     3,600        (498)      3,102
Income tax provision                -        -          -           -           -
                              --------- --------  --------- -----------   ---------
Net income (loss)             $   3,940 $   (340) $   3,600 $      (498)  $   3,102
                              ========= ========  ========= ===========   =========

a. Elimination of recognition of previously deferred revenues and sales commissions and management fee income received from the joint ventures.
b. Elimination of previously deferred cost of sales and sales commission and management fee expense at the joint venture level.
c. Elimination of accrued interest income associated with Walden Partnership note.
d. Elimination of the Walden Partnership loss in 2001.


ITEM 9. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
---------------------------------------------------------------------
     Not applicable.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
 	The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2002 annual meeting to be held on May 16, 2002, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
	The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2002 annual meeting to be held on May 16, 2002, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT
----------------------------------------------------------
The information set forth under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Directors and Executive Officer" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2002 annual meeting to be held on May 16, 2002, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
    The information set forth under the caption "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2002 annual meeting to be held on May 16, 2002, is incorporated herein by reference.

                             Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
  ON FORM 8-K
--------------------------------------------------------------

     (a)(1) Financial Statements. Reference is made to the Financial Statements beginning on page 15 hereof.

     (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

     (a)(3) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b) Reports on Form 8-K. During the last quarter covered by this report and for the 2002 period ending March 21, 2002, the registrant filed two Current Reports on Form 8-K dated December 20, 2001 and March 1, 2002 reporting events under
        Item 5.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2002.


                         STRATUS PROPERTIES INC.


                         By: /s/ William H. Armstrong III
                            ------------------------------
                                 William H. Armstrong III
                             Chairman of the Board, President
                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 22, 2002.


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

  3.2 Certificate of Amendment to the Amended and Restated
      Certificate of Incorporation of Stratus.

  3.3 By-laws of Stratus, as amended as of February 11, 1999.
      Incorporated by Reference to Exhibit 3.2 to Stratus' 1998 Form
      10-K.

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

                       STRATUS PROPERTIES INC.
                            EXHIBIT INDEX
Exhibit
Number
-------
 10.7 Amendment No. 1 to the Oly Stratus ABC West I Joint Venture
      Agreement dated November 9, 1998. Incorporated by reference to
      Exhibit 10.11 to the Stratus 1998 Third Quarter 10-Q.

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

10.11 Management Agreement dated April 9, 1998 by and between Oly/FM Walden, L.P. and Stratus Management, L.L.C. Incorporated by reference to Exhibit 10.18 to the Stratus 1998 Third Quarter 10-Q.

10.12 Amended and Restated Joint Venture Agreement dated August 16, 1999 by and between Oly Lantana, L.P., and Stratus 7000 West, Ltd. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the Quarter ended September 30, 1999.

10.13 Construction Loan Agreement dated February 24, 2000 by and between Stratus 7000 West Joint Venture and Comerica Bank-
      Texas.

10.14 Modification Agreement dated August 16, 1999, by and between Comerica Bank-Texas, as Lender, Stratus 7000 West Joint
      Venture, as borrower and Stratus Properties Inc., as Guarantor.

10.15 Guaranty Agreement dated December 31, 1999 by and between
      Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.16 Second Amendment to Construction Loan Agreement dated December 31, 1999 by and between Stratus 7000 West Joint Venture, as borrower, Stratus Properties Operating Co., L.P. and Stratus Properties Inc., as Guarantors, and Comerica Bank-Texas.

10.17 Construction Loan Agreement dated April 9, 1999 by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas.

10.18 Guaranty Agreement dated February 24, 2000 by and between
      Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.19 Second Modification Agreement dated February 24, 2000 by and between Comerica Bank-Texas, as Lender, and Stratus 7000 West Joint Venture, as borrower, and Stratus Properties Inc., as
      Guarantor.

10.20 Third Modification Agreement dated August 23, 2001 by and between Comerica Bank-Texas, as Lender, Stratus 7000 West Joint Venture, as Borrower and Stratus Properties Inc., as Guarantor.

10.21 Development Management Agreement by and between Commercial
      Lakeway Limited Partnership, as owner, and Stratus Properties Inc., as development manager, dated January 26, 2001.
      Incorporated by reference to Exhibit 10.18 to the Stratus 2001 First Quarter 10-Q.

10.22 Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

                       STRATUS PROPERTIES INC.
                            EXHIBIT INDEX
Exhibit
Number
---------
10.23 Second Amendment to Loan Agreement dated December 18, 2001 by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as Lender.

10.24 Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.25 Loan Agreement dated June 14, 2001, by and between Stratus
      Properties Inc. and Holliday Feroliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.

10.26 Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to
      Exhibit 10.18 to Stratus' 1998 Form 10-K.

10.27 Stratus Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to Stratus' 1997 Form 10-K.

10.28 Stratus 1996 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to Stratus' 1997 Form 10-K.

10.29 Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to
      Exhibit 10.21 to Stratus' 1998 Form 10-K.

21.1  List of subsidiaries.


23.1  Consent of Arthur Andersen LLP.

23.2  Letter from Arthur Andersen LLP concerning audit quality controls.

24.1 Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of attorney pursuant to which a report haws been signed on behalf of certain officers and directors of Stratus.

                    STRATUS PROPERTIES INC.
                  INDEX TO FINANCIAL STATEMENTS


     The financial statements in the schedule listed below should be read in conjunction with the financial statements of Stratus contained elsewhere in this Annual Report on Form 10-K.

                                                            Page
                                                           ------
Report of Independent Public Accountants                     F-1
Schedule III-Real Estate and Accumulated Depreciation        F-2

     Schedules other than the one listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
  OF STRATUS PROPERTIES INC.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 2002 (except with respect to Note 11, as to which the date is February 27, 2002). Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                            Arthur Andersen LLP

Austin, Texas
February 4, 2002 (except with respect to
 Note 11, as to which the date is
 February 27, 2002)

                        Stratus Properties Inc.
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 2001
                            (In Thousands)
                                                     SCHEDULE III

                                                        Cost         Gross
                                                     Capitalized   Amounts at
                                                    Subsequent to  December 31,
                                      Intial Cost    Acquisitions     2001
                                   ---------------- ------------ ---------------
                                            Building                   Building
                                              and                         and
                                            Improve-                    Improv-
                                     Land    ments      Land      Land   ements
                                   --------  -------  --------  ------- --------
Developed Lots  a
 Barton Creek, Austin, TX          $ 3,160   $   -    $  4,754  $   7,914 $   -
Undevloped Acerage b
 Camino Real, San Antonio, TX          310       -          60        370     -
 Copper Lakes, Houston, TX             591       -         630      1,221     -
 Barton Creek, Austin, TX            6,372       -         989      7,361     -
 Lantana, Austin, TX                 1,261       -      11,832c     5,713   7,380
 Longhorn Properties, Austin, TX    10,329       -         324     10,653     -
Developed Acerage e
 Barton Creek, Austin, TX           18,047       -      36,981     55,028     -
 Longhorn Properties, Austin, TX     5,299       -       4,336      9,635     -
 Lantana, Austin, TX                 3,067       -       1,363      4,430     -
Operating Properties
 Corporate offices, Austin, TX         -         659       -          -       659
                                   --------  -------  --------  --------- -------
                                   $ 48,436  $   659  $ 61,269  $ 102,325 $ 8,039
                                   ========  =======  ========  ========= =======

(continued from above)

                                Stratus Properties Inc.
                     REAL ESTATE AND ACCUMLATED DEPRECIATION (Continued)
                                 December 31, 2001

                                               Number of
                                                Lot and
                                                 Acres
                                              ------------
                                                            Accumulated    Year
                                      Total   Lots  Acres   Depreciation  Acquired
                                    --------- ----- ------ ------------- --------
Developed Acerage a
 Barton Creek, Austin, TX           $   7,914    34           $ -            -
Undevloped Acerage b
 Camino Real, San Antonio, TX             370    -      21      -           1990
 Copper Lakes, Houston, TX              1,221    -      13      -           1991
 Barton Creek, Austin, TX               7,361    -     416      -           1988
 Lantana, Austin, TX                   13,093    -     148      -           1994
 Longhorn Properties, Austin, TX d     10,653    -     740      -           1992
Developed Acerage e
 Barton Creek, Austin, TX              55,028    -   1,623      -           1988
 Longhorn Properties, Austin, TX d      9,635    -     537      -           1992
 Lantana, Austin, TX                    4,430    -     288      -           1994
Operating Properties
 Corporate Offices, Austin, TX            659    -     -        322           -
                                    --------- ----- ------    -----
                                    $ 110,364    34  3,786    $ 322
                                    ========= ===== ======    =====


a. Includes 34 developed lots in Mirador subdivision in the Barton Creek community.
b. Undeveloped real estate that can be sold "as is" or will be developed in the future as additional permitting is obtained.
c. Includes the costs associated with the construction of the 75,000-square-foot office building located at 7500 Rialto Drive. Initial land costs associated with the building total $208,000.
d. Includes the Circle C community real estate.
e. Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.

                     Stratus Properties Inc.
                      Notes to Schedule III
                         (In Thousands)

(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended
December 31, 2001 and 2000 are as follows:

                                        2001       2000
                                     ---------   --------
                                        (In Thousands)
Balance, beginning of year           $  93,194   $ 91,873
Acquisitions                               121         82
Improvements and other                  22,977      2,608
Cost of real estate sold                (5,928)    (1,369)
                                     ---------   --------
Balance, end of year                 $ 110,364   $ 93,194
                                     =========   ========


The aggregate net book value for federal income tax purposes as of December 31, 2001 was $133,618,000.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation for the years ended
December 31, 2001 and 2000 are as follows:

                                        2001       2000
                                      --------   --------
                                         (In Thousands)
Balance, beginning of year            $    189   $    209
Retirement of assets                       -         (149)
Depreciation expense                       133        129
                                      --------   --------
Balance, end of year                  $    322   $    189
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