Form 10-Q
period 2002-03-31
STRATUS PROPERTIES INC
filed 2002-05-15
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 2002



                Commission File Number:  0-19989



                     Stratus Properties Inc.


  Incorporated in Delaware                      72-1211572
                                     (IRS Employer Identification No.)


     98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


     On March 31, 2002, there were issued and outstanding
7,115,995 shares of the registrant's Common Stock, par value
$0.01 per share.



                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Income                            4

              Statements of Cash Flows                        5

              Notes to Financial Statements                   6

            Remarks                                           9

            Report of Independent Public Accountants         10

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     11

          Part II.  Other Information                        15

          Signature                                          15

          Exhibit Index                                     E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                     STRATUS PROPERTIES INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                            March 31,   December 31,
                                              2002         2001
                                            ---------    ---------
                                                 (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
  restricted cash of $0.2 million           $   1,110    $   3,705
Accounts receivable                             2,569          670
Current portion of notes receivable
  from property sales                              72           70
Prepaid expenses                                   91           73
                                            ---------    ---------
  Total current assets                          3,842        4,518
Real estate and facilities, net               114,547      110,042
Rental properties, net                         13,666          -
Investment in and advances to
  unconsolidated affiliates                       971        8,005
Notes receivable from property sales,
  net of current portion                        3,820        4,083
Other assets                                    2,610        2,830
                                            ---------    ---------
Total assets                                $ 139,456    $ 129,478
                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities    $   2,146    $   2,482
Accrued interest, property taxes and other        844        1,895
Total current liabilities                       2,990        4,377
Long-term debt                                 45,822       25,576
Other liabilities                               3,203        4,866
Mandatorily redeemable preferred stock            -         10,000
Stockholders' equity                           87,441       84,659
                                            ---------    ---------
Total liabilities and stockholders' equity  $ 139,456    $ 129,478
                                            =========    =========


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
                STATEMENTS OF INCOME (Unaudited)


                                               Three Months Ended
                                                    March 31,
                                               -------------------
                                                2002        2001
                                               ------      -------
                                              (In Thousands, Except
                                                Per Share Amounts)
Revenues:
Real estate                                    $ 1,025     $ 1,112
Rental income                                      262           -
Other                                              457         314
                                               -------     -------
Total revenues                                   1,744       1,426
Cost of sales:
Real estate, net                                   891         446
Rental                                             114           -
Depreciation                                        96          32
                                               -------     -------
Total cost of sales                              1,101         478
General and administrative expense               1,183       1,088
                                               -------     -------
Total costs and expenses                         2,284       1,566
Operating loss                                    (540)       (140)
Interest expense, net of capitalized               (48)        (93)
interest
Interest income                                    250         186
Equity in unconsolidated affiliates'
  income(loss)                                     418        (152)
Other income                                       286         219
                                               -------     -------
Net income                                     $   366     $    20
                                               =======     =======

Reconciliation of net income to net
income attributable to common shareholders:
Net income                                     $   366     $    20
Discount on purchase of mandatorily
  redeemable preferred stock                     2,367           -
                                               -------     -------
Net income attributable to common shareholders $ 2,733     $    20
                                               =======     =======

Net income per share of common stock:
Basic                                            $0.38        $  -
                                                 =====        ====
Diluted                                          $0.35        $  -
                                                 =====        ====


Average shares outstanding:
Basic                                            7,113       7,149
                                                 =====       =====
Diluted                                          7,804       8,262
                                                 =====       =====


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
               STATEMENTS OF CASH FLOW (Unaudited)



                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      2002      2001
                                                    -------   --------
                                                       (In Thousands)
Cash flow from operating activities:
Net income                                          $   366   $     20
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation                                           96         32
  Cost of real estate sold                              302        563
  Equity in unconsolidated affiliates'(income)loss     (418)       152
  Gain on sale of Stratus' 50 percent interest
   in Walden Partnership                               (286)       -
  (Increase) decrease in working capital:
   Accounts receivable and other                        105         36
   Accounts payable and accrued liabilities          (1,609)       (97)
  Recognition of deferred revenues, long term
   receivable and other                                 869     (1,361)
                                                    -------   --------
Net cash used in operating activities                  (575)      (655)
                                                    -------   --------
Cash flow from investing activities:
Real estate and facilities                           (2,125)    (7,015)
Net cash acquired from Barton Creek and
 7000 West Joint Ventures                             1,067        -
Proceeds from the sale of Stratus' 50 percent
 interest in the Walden Partnership                   3,141        -
Acquisition of Olympus' interest in the
 Barton Creek and 7000 West Joint Ventures           (3,858)       -
Investment in Lakeway project                           -       (2,000)
                                                    -------   --------
Net cash used in investing activities                (1,775)    (9,015)
                                                    -------   --------

Cash flow from financing activities:
Borrowings under revolving credit facility, net       6,259      3,108
Borrowings under construction loan                    1,104        -
Payments on 7000 West credit facility                   (16)       -
Repurchase of mandatorily redeemable
 preferred stock                                     (7,633)       -
Exercise of stock options and other                      41        -
Net cash (used in) provided by financing activities    (245)     3,108
                                                    -------   --------
Net decrease in cash and cash equivalents            (2,595)    (6,562)
Cash and cash equivalents at beginning of year        3,705      7,996
                                                    -------   --------
Cash and cash equivalents at end of period          $ 1,110   $  1,434
                                                    =======   ========


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.   OLYMPUS TRANSACTIONS
Since 1998, Stratus, through its subsidiaries, has been involved with Olympus Real Estate Corporation (Olympus) in three joint ventures: the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West). Each joint venture was governed by a partnership agreement containing similar provisions, including a "buy/sell option" which could be exercised by either Stratus or Olympus.

    In November 2001, Olympus triggered the buy/sell option by offering either to sell its approximate 50 percent equity interests in each of the three joint ventures or otherwise to purchase Stratus' approximate 50 percent equity interests in the three joint ventures. In December 2001, Stratus notified Olympus that it intended to purchase Olympus' interests. Subsequently, Stratus and Olympus initiated discussions to conclude their business relationship.

    On February 12, 2002, Stratus and Olympus agreed to conclude their business relationship, which occurred on February 27, 2002 in the following transactions:

    * Stratus purchased its $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Stratus recorded the $2.4 million discount as additional paid in capital (Note 4).

    * Stratus sold its 49.9 percent ownership interest in the Walden Partnership to Olympus for $3.1 million. Stratus recognized a $0.3 million gain on this transaction.

    * Stratus acquired Olympus' 50.01 percent ownership interest in the Barton Creek Joint Venture for $2.4 million. At the time of its acquisition, the Barton Creek Joint Venture's cash totaled $0.3 million and the joint venture is scheduled to receive a $1.1 million municipal utility district reimbursement in June 2002.

    * Stratus acquired Olympus' 50.1 percent ownership interest in 7000 West for $1.5 million. Stratus received $0.8 million of cash from 7000 West upon its acquisition and also assumed 7000 West's $12.9 million of previously unconsolidated debt.

    The net cash cost of the transactions for Stratus totaled approximately $7.3 million, after considering the approximate $1.1 million in cash it received from its acquisition of the Barton Creek and 7000 West Joint Ventures. Stratus completed these transactions using funds available to it under its credit facility (see Note 5 of "Notes to Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K).

     For a detailed discussion of the Olympus relationship and the initial formation and subsequent transactions of the joint ventures and partnership, see Notes 2, 3, 4 and 11 of the "Notes To Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K. Also refer to "Transactions with Olympus Real Estate Corporation" within Item 1 "Business"; and "Joint Ventures With Olympus Real Estate Corporation " and "Capital Resources and Liquidity-Olympus Relationship" included in Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" included in Stratus' 2001 Annual Report on Form 10-K.

    The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):


                         Barton Creek      Walden       7000
                         Joint Venture   Partnership    West     Total
                         -------------   -----------   ------   -------
Earnings data for the
 two months ended
 February 27, 2002:
Revenues                 $      -        $     652     $  562   $ 1,214
Operating income (loss)        (22)            (64)       178        92
Net income (loss)              (22)            (34)       218       162
Stratus' equity in net
 income (loss)                 (11)             (4)a      109        94



                         Barton Creek      Walden       7000
                         Joint Venture   Partnership    West     Total
                         -------------   -----------   ------   -------

Earnings data for the
 three months ended
 March 31, 2001:
Revenues                 $     223       $     437     $  701   $ 1,361
Operating loss                 (39)           (272)      (118)     (429)
Net loss                       (33)           (212)       (79)     (324)
Stratus' equity in net loss    (16)            (98)a      (38)     (152)


a. Includes recognition of deferred income totaling $12,000 during the two months ended February 27, 2002 and $8,000 in he first quarter of 2001 representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at
the date of acquisition.   Through February 27, 2002, Stratus had
recognized $164,000 of a total of $337,000 of deferred income associated with the Walden Partnership. The remaining $0.2 million deferred amount was eliminated in determining the $0.3 million gain on the sale of Stratus' interest in the Walden Partnership.

     The following unaudited selected pro forma information presents the results of operations of Stratus as if the Olympus transactions had occurred on January 1 of each of the periods presented. These unaudited pro forma results of operations have been prepared for informational purposes only and do not necessarily reflect the results of operations that would have occurred had the transactions taken place on January 1 of each of the periods presented, or which may result in the future (amounts in thousands, except for per share data).


                                         Three Months Ended
                                              March 31,
                                        -------------------
                                          2002        2001
                                        -------    --------
Revenue                                 $ 2,265    $  2,243
Operating loss                             (410)       (339)
Net income (loss)                           360        (118)
Diluted net income per share of
 common stock a                            0.38        0.30

a. Earnings per share data includes the discount effect of the purchase of Stratus' mandatorily reedeemable preferred stock
(Notes 1 and 4).


2. LAKEWAY PROJECT
As previously disclosed, in January 2001 Stratus invested $2.0 million in the Lakeway project near Austin, Texas. Since that time Stratus has been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for its services. In the second quarter of 2001, Stratus negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser. In return for Stratus securing the required entitlements, the sale would be completed
in four planned phases.   Stratus secured all the remaining
necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001. In the first quarter of 2002, the purchaser closed the third of the four planned sale installments. In connection with the closing, Stratus recorded income of $0.3 million and in May 2002, received a $0.8 million cash distribution. Stratus has now received approximately $2.0 million in cash distributions associated with the Lakeway Project. Stratus expects the fourth Lakeway sales installment will occur in June 2002. For more information regarding the Lakeway Project see Note 4 of "Notes To Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K.

3. RESTRICTED STOCK
On January 17, 2002, the Board of Directors authorized the issuance of 22,876 restricted stock units (RSUs) that will be converted into 22,876 shares of Stratus common stock ratably on the anniversary date over the next four years. Under Stratus' restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost. Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant ($0.2 million) was recorded as deferred compensation in stockholders' equity and will be charged to expense over the four-year period.

4. EARNINGS PER SHARE
Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):


                                                Three Months Ended
                                                     March  31,
                                                 -----------------
                                                  2002       2001
                                                 -------   -------
Basic net income per share of common stock:
Net income                                       $   366   $    20
Add: Discount on purchase of mandatorily
   redeemable preferred stock  (Note 1)            2,367        -
                                                 -------   -------
Net income applicable to common stock            $ 2,733   $    20
                                                 =======   =======

Weighted average common shares outstanding         7,113     7,149
                                                 -------   -------

Basic net income per share of common stock         $0.38   $  0.00
                                                   =====   =======

Diluted net income per share of common stock:
Net Income                                       $   366   $    20
Add: Discount on purchase of mandatorily
   redeemable preferred stock  (Note 1)            2,367        -
                                                 -------   -------
Net income applicable to common stock            $ 2,733   $    20
                                                 =======   =======

Weighted average common shares outstanding         7,113     7,149
Dilutive stock options                               123       262
Assumed redemption of preferred stock                568       851
                                                 -------   -------
Weighted average common shares outstanding
 for purposes of calculating diluted net
 income per share                                  7,804     8,262
                                                 -------   -------

Diluted net income per share of common stock       $0.35     $0.00
                                                   =====     =====


    Interest accrued on the convertible debt outstanding totaled approximately $91,000 for the first quarter of 2001. Although the debt was convertible into 429,000 shares in the first quarter of 2001, it was excluded from the diluted net income per share calculation because the effect of an assumed redemption of the convertible debt was anti-dilutive. Stratus repaid all its outstanding convertible debt in the second quarter of 2001.
There were no dividends accrued or paid on Stratus' mandatorily redeemable preferred stock through February 27, 2002, the date Stratus purchased all the related outstanding shares held by Olympus (Note 2).

    During the first quarter of 2002, outstanding options to purchase approximately 469,000 shares of common stock, at an average exercise price of $9.98 per share, and during the first quarter of 2001, 142,000 shares of common stock, at an average exercise price of $12.38 per share, were not included in the computation of diluted net income per share. These options were excluded because their exercise prices were greater than the average market price for Stratus' common stock during the respective periods presented.

5. BUSINESS SEGMENTS
As a result of completing transactions between Stratus and Olympus in February 2002 (Note 1), Stratus now has two operating segments, "Real Estate Operations" and "Commercial Leasing." Stratus' commercial leasing segment was established when Stratus acquired Olympus' 50.1 percent interest in 7000 West in February 2002. The commercial leasing segment currently consists of the 140,000-square foot Lantana Corporate Center office complex, which includes two 70,000-square foot office buildings that are more than 95 percent leased. Stratus anticipates that its substantially completed 75,000 square-foot office building at Rialto Drive will be included in the results of the commercial leasing segment beginning in the second quarter of 2002.
Stratus' real estate operations segment is comprised of all its developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture; its Circle C community properties and the properties in Lantana other than its office buildings. Stratus also owns undeveloped properties in both Houston and San Antonio, Texas.

     The segment data presented below was prepared on the same basis as the Stratus consolidated condensed financial statements.
Real estate was Stratus' only operating segment until February
27, 2002 as discussed above.

                              Real
                             Estate      Commercial
                           Operations a   Leasing     Other       Total
                           ----------    ---------   --------   ---------
First Quarter 2002:
Revenues                   $    1,482    $     262   $    -     $   1,744
Cost of sales                    (891)        (114)       -        (1,005)
Depreciation                      (29)         (67)       -           (96)
General and administrative
   expense                      1,059)        (124)       -        (1,183)
                           ----------    ---------   --------   ---------
Operating income (loss)    $     (497)   $     (43)  $    -     $    (540)
                           ==========    =========   ========   =========
Total assets               $  114,547    $  13,666   $ 11,243 b $ 139,456
                           ==========    =========   ========   =========


a.Includes sales commissions, management fees and other
  revenues together with related expenses.
b.Represents all the corporate assets except for the plant, property and equipment assets comprising the real estate operations and commercial leasing segments.

6.  RECLASSIFICATIONS
Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2002 presentation. The earnings per share information and the weighted average shares outstanding have been retroactively adjusted to reflect the effect of the stock split transactions, which occurred in May 2001. See Note 8 of "Notes to Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K.



                      --------------------
                             Remarks

The information furnished herein should be read in conjunction with Stratus' financial statements contained in its 2001 Annual Report on Form 10-K. The information furnished herein reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of March 31, 2002, and the condensed related statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Stratus Properties Inc. as of December 31, 2001, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated February 4, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                  /s/ ARTHUR ANDERSEN LLP

Austin, Texas
April 24, 2002

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

                            OVERVIEW

   Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2001 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

    We acquire, develop, manage and sell commercial and residential real estate principally in the Austin, Texas area.
We also have real estate interests in Houston and San Antonio, Texas. In February 2002, as a result of completing certain transactions (see "Transactions with Olympus Real Estate Corporation" below), we acquired a 140,000-square-foot office complex, that consists of two office buildings located in Austin, Texas. We have also substantially completed a 75,000-square-foot office building in Austin, Texas, which will be ready for occupancy in the second quarter of 2002.

                       DEVELOPMENT ACTIVITIES

     We have been engaged with the City of Austin (the City) and various environmental groups in continuing negotiations of a development agreement for our real estate within the Circle C community. This agreement, if completed, would provide enhanced environmental safeguards and a streamlined development process. Although progress is being made, it is uncertain if an acceptable agreement will be reached.

     In the first quarter of 2002, we secured final permitting for the first phase of "Calera Drive," a 212-acre tract within the Barton Creek community. We commenced the development of the initial 19-acre phase of this project, which will include 16 condominium units. Development of the second phase, which will include 53 single-family lots, some of which adjoin the Fazio Canyons golf course, is planned for later in 2002. Development of the third and last phase, which will include approximately 70 single-family lots, is not anticipated until 2003.


          TRANSACTIONS WITH OLYMPUS REAL ESTATE CORPORATION

     In May 1998, we formed a strategic alliance with Olympus Real Estate Corporation (Olympus) to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities. Under the terms of the agreement, Olympus purchased $10 million of our mandatorily redeemable preferred stock, provided us a $10 million convertible debt facility and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects.

     We subsequently entered into three joint ventures with Olympus, the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Stratus 7000 West Joint Venture (7000
West) and the Oly Walden General Partnership (Walden Partnership). We owned approximately 49.9 percent of each joint venture and Olympus owned the remaining 50.1 percent. We also served as the developer and manager for each of the joint venture projects. Accordingly, in addition to partnership distributions, we received various development fees, sales commissions and other management fees for our services.

      In February 2002 we concluded our business relationship with Olympus, completing the following transactions:

  * We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.
  * We acquired Olympus' ownership interest in the Barton Creek Joint Venture for $2.4 million.
  * We acquired Olympus' ownership interest in 7000 West for $1.5 million. In connection with this acquisition, we have assumed $12.9 million of debt and included it in our balance sheet at March 31, 2002.
  * We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

     At the time of the transactions, the Barton Creek Joint Venture assets included an inventory of 21 estate-sized single-family lots within the Escala Drive subdivision and one single-family lot within the Wimberly Lane subdivision. The 7000 West assets included a 140,000 square-foot office complex consisting of two 70,000 square-foot office buildings that are currently more than 95 percent leased. The Walden Partnership's assets at the time of the sale included 378 single-family lots and 80 acres of undeveloped real estate.

     We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek Joint Venture and 7000 West, through borrowings available to us under our revolving credit facility agreement (see "Capital Resources and Liquidity" below).

     For a detailed discussion of our Olympus transactions see
"Joint Ventures with Olympus Real Estate Corporation" and
"Olympus Relationship" located within Items 7. and 7A. and Notes
2, 3, 4 and 11 located in our 2001 Annual Report on Form 10-K.

                      RESULTS OF OPERATIONS

    Summary operating results follow (in thousands):


                                            First Quarter
                                          -----------------
                                            2002     2001
                                          -------  --------
Revenues:
 Undeveloped properties:
  Recognition of deferred revenues        $   -     $ 1,112
                                          -------   -------
     Total undeveloped properties             -       1,112
 Developed properties                       1,025       -
 Rental income                                262       -
 Commissions, management fees and other       457       314
                                          -------   -------
 Total revenues                           $ 1,744   $ 1,426
                                          =======   =======

Operating loss                            $  (540)  $  (140)
                                          =======   =======

Net income                                $   366   $    20
                                          =======   =======


Operating Results
-----------------
     Our developed properties revenue during the first quarter of 2002 consisted of the sale of two Escala Drive residential estate lots. Our rental income reflects the acquisition of 7000 West and the subsequent rental income from the two office buildings during March 2002. We did not sell any undeveloped real estate during the first quarter of 2002. See below for a discussion regarding our commissions, management fees and other revenues.

     Our undeveloped properties revenues during the first quarter of 2001 consisted solely of the recognition of previously deferred revenues. The majority of the deferred revenue recognized during the first quarter of 2001 was associated with the sale of a 36.4-acre multi-family Lantana tract in December 2000. In this transaction we sold the property for $5.3 million, but deferred $3.5 million of the revenues and $1.6 million of the related gain. We recognized a pro rata portion of these deferred amounts as the required infrastructure construction was completed. During the first quarter of 2001, our construction activities resulted in our recognizing $1.1 million of the deferred revenues and $0.5 million of the related gain during
that period.   See "Results of Operations" included within Items
7. and 7A. of our 2001 Annual Report on Form 10-K for a discussion regarding the completion and full recognition of this deferred revenue and related gain during 2001.

      When we sold real estate to an entity we jointly owned with Olympus, we deferred recognizing revenues from the sale related to our ownership interest until sales were made to unrelated parties. The sale of two Wimberly Lane single-family homesites by the Barton Creek Joint Venture during the first quarter of 2001 resulted in our recognition of previously deferred revenues of less than $0.1 million for the period. In connection with our transactions with Olympus in February 2002, we reduced the carrying amount of the related real estate by $1.1 million of deferred gain associated with our previous land sales to the Barton Creek Joint Venture and by $0.8 million of deferred gain associated with our previous land sales to 7000 West.

    Commissions, management fees and other revenues totaled $0.5 million during the first quarter of 2002 compared to $0.3 million during the first quarter of 2001. The increase during the first quarter of 2002 from the same period last year primarily reflects the commissions earned on the sale of two Escala Drive lots in

March 2002. We sold no Escala Drive lots during the first quarter of 2001. Our management fees also include fees associated with our management of the 2,200-acre Lakeway Project, near Austin, Texas (see "Capital Resources and Liquidity" below).

    Cost of sales totaled $1.1 million during the first quarter of 2002 compared to $0.5 million during the first quarter of 2001. The increase primarily reflects the acquisition of both the Barton Creek Joint Venture and 7000 West, whose results previously were unconsolidated. The increase also reflects the increase in sales activity during the first quarter of 2002 compared to the same period last year as discussed above.

    Our general and administrative expense totaled $1.2 million during the first quarter of 2002 compared with $1.1 million during the first quarter of 2001. Our general and administrative expense during the first quarter of 2002 included certain costs associated with completing the transactions with Olympus.

Non-Operating Results
    Interest expense, net of capitalized interest, totaled $48,000 during the first quarter of 2002 and $0.1 million during the first quarter of 2001. Capitalized interest totaled $0.4 million in the first quarter of 2002 and $0.2 million in the first quarter of 2001.

    Other income totaled $0.3 million during the first quarter of 2002, which represented the gain from the sale of our interest in the Walden Partnership (see "Transactions with Olympus Real Estate Corporation" above). Other income during the first quarter of 2001 totaled $0.2 million, which resulted from an adjustment to our workers compensation insurance accrual.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash used in operating activities totaled $0.6 million during the first quarter of 2002 and $0.7 million during the first quarter of 2001. Cash used in investing activities totaled $1.8 million during the first quarter of 2002 compared with $9.0 million during the first quarter of 2001, reflecting a decrease in our net real estate and facilities expenditures because of the current reduction of our development activities. Also, during the first quarter of 2001 we made a $2.0 million investment in the Lakeway project, near Austin, Texas (see below). Our investing activities during the first quarter of 2002 also reflect the receipt of $0.4 million of net cash proceeds in connection with the closing of the Olympus transactions in February 2002 (see "Transactions with Olympus Real Estate Corporation" above).

     Our financing activities used cash of $0.2 million compared to providing cash of $3.1 million during the first quarter of
2001.   During the first quarter of 2002 our financing activities
reflected $6.3 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002 (see "Transactions with Olympus Real Estate Corporation" above). We also borrowed $1.1 million under our 7500 Rialto Drive project
loan during the first quarter of 2002.   We also purchased our
mandatorily redeemable preferred stock held by Olympus for $7.6
million.   The cash provided by our financing activities during
the first quarter of 2001 represented net borrowings under our revolving line of credit.

     At March 31, 2002, we had debt of $45.8 million compared to debt of $25.6 million at December 31, 2001. The increase in debt during the quarter included the $12.9 million of debt we assumed in connection with our acquisition of Olympus' 50.1 percent ownership interest in 7000 West and the additional borrowings under our revolving line of credit used to fund the Olympus transactions (see "Transactions with Olympus Real Estate Corporation" above). Our long-term debt outstanding at March 31, 2002 consisted of the following:

     * $10.0 million of borrowings outstanding on our two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

     * $18.3 million of borrowings under our $25 million revolver, which matures in April 2004. We have an additional $5.0 million of availability under the term loan component of our credit facility with Comerica Bank-Texas (Comerica).

     * $4.6 million of borrowings under our 7500 Rialto Drive project loan, which matures in June 2003, with an option to extend the loan for one year.

     * $12.9 million of borrowings under the 7000 West project loan that were previously unconsolidated until we purchased Olympus'
       50.1 percent ownership interest in 7000 West. This project loan is scheduled to mature on August 24, 2002; however, we meet the requirements for, and we intend to exercise our option to extend the maturity of the loan by one year to August 24, 2003.

     The availability under the $30 million Comerica credit facility was reduced to $28.4 million to satisfy the $1.6 million
interest reserve account requirement at March 31, 2002.     For a
discussion of our bank credit facilities see Note 5 included in the "Notes To Financial Statements" included in our 2001 Annual Report on Form 10-K.

     Since mid-1998, we have provided development, management, operating and marketing services for the Lakeway project near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project. Under the agreement, we receive enhanced management and development fees and sales commissions, as well as a net profits interest in the project. Lakeway project distributions are made to us as sales installments close. We are currently receiving a 28 percent share in any Lakeway project distributions and that rate will continue until we receive proceeds totaling our initial investment in the project ($2.0 million) plus a stated annual rate of return, at which time our share of the Lakeway project distributions will increase to 40 percent.

     In the second quarter of 2001, we negotiated the sale of substantially all the Schramm Ranch property to a single purchaser. In return for our securing the required entitlements,
the sale would be completed in four planned phases.   We secured
all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001. In the first quarter of 2002, the purchaser closed the third of the four planned sale installments. In connection with the closing, we recorded income of $0.3 million and in May 2002, received a $0.8 million cash distribution. We expect the fourth Schramm Ranch sales installment will occur in June 2002.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to their eventual sale. As a result of our settlement of certain entitlement and reimbursement issues with the City during 2000, we initiated a plan to develop a significant portion of our Austin-area properties and incurred capital expenditures for 2001 totaling $23.1 million. Capital expenditures for the first quarter of 2002 totaled $2.1 million compared to $7.0 million during the first quarter of 2001.

      As a result of our development activities and our acquisition of the Barton Creek Joint Venture, we now have an adequate inventory of developed lots to satisfy the near-term demand for estate lots in Austin, as well as an additional 75,000 square foot of office space ready for leasing as the Austin economy starts its expected recovery after a very poor year
during 2001.   Accordingly, although we will continue to develop
our Austin-area properties, we will do so at a much more conservative pace during 2002 as we continue to monitor the economic environment in Austin.

     We are continuing to actively pursue additional development and management fee opportunities, both individually and through our existing relationships with institutional capital sources.
We also believe we can obtain bank financing at a reasonable cost for developing our properties. However, obtaining land acquisition financing is generally expensive and uncertain.

                      CAUTIONARY STATEMENT

    Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding anticipated sales, debt repayments, future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy and other plans and objectives of management
for future operations and activities.   Important factors that
could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, that are described in more detail under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001.




                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

 Stratus ABC West I, L.P. v. Oly ABC West I, L.P. Cause No. GN-
104206 (126th Judicial Court of Travis County, Texas filed
December 26, 2001); Stratus Ventures I Walden, L.P. v.
Oly/Houston Walden, L.P.  Cause No. GN-104207 (200th Judical
District Court of Travis County, Texas, filed December 26, 2001); Stratus 7000 West, Ltd. v. Oly Lantana, L.P. Cause No. GN-104208 (201st Judicial District Court of Travis County, Texas, filed
December 26, 2001); Oly ABC West I, L.P., Oly/Houston Walden,
L.P., Oly Lantana, L.P. v. Stratus ABC West I, L.P., Stratus
Ventures I Walden L.P., Stratus 7000 West, Ltd. (191st District
Court of Dallas County, Texas, filed December 26, 2001).   In
November 2001, Olympus Real Estate Corporation notified Stratus that it was exercising the "buy/sell" provisions contained within the three separate joint venture partnership agreements. Olympus offered to either sell Stratus its interest in each of the three joint ventures or otherwise purchase Stratus' interests in each of the joint ventures. In December 2001, Stratus notified
Olympus of its election to purchase Olympus' interests in each of the three joint ventures. A dispute arose over the calculation of the purchase price for each joint venture interest and both
Stratus and Olympus filed suits. Stratus and Olympus subsequently settled out of court and closed on multiple transactions in February 2002 that mutually concluded the business relationship between Stratus and Olympus (see
"Transactions with Olympus Real Estate Corporation," included in
Items 1., 7. and 7A. and Note 11 located elsewhere in this Annual Report on Form 10-K). These cases have been dismissed with prejudice.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)   The exhibits to this report are listed in the Exhibit
Index beginning on page E-1 hereof.

          (b) During the period covered by this Quarterly Report on Form 10-Q and through May 15, 2002, the registrant filed one Current Report on Form 8-K reporting an event under Item 5 dated March 1, 2002.




                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     STRATUS PROPERTIES INC.

                         By: /s/ William H. Armstrong III
                            ------------------------------
                                 William H. Armstrong III
                              Chairman of the Board, President
                               and Chief Executive Officer
                               (authorized signatory and
                                 Principal Executive and
                                  Financial Officer)


Date:   May 15, 2002

                    STRATUS PROPERTIES INC.
                         EXHIBIT INDEX
Exhibit
Number
-------
 3.1 Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.1 to Stratus' 1998 Form 10-K.

 3.2  Certificate of Amendment to the Amended and Restated
      Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.2 to Stratus' 2001 Form 10-K.

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

10.1 Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the "Precept Properties Agreement"). Incorporated by reference to Exhibit 10.8 to Stratus' 1992 Form 10-K.

10.2  Assignment dated June 11, 1992 of the Precept Properties
      Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development
      Company), the Partnership and Precept Properties, Inc.
      Incorporated by reference to Exhibit 10.9 to Stratus' 1992 Form
      10-K.

10.3 Construction Loan Agreement dated April 9, 1999 by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas.
      Incorporated by Reference to Exhibit 10.13 to Stratus' 2001
      Form 10-K.

10.4 Modification Agreement dated August 16, 1999, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint
      Venture, as borrower and Stratus Properties Inc., as guarantor. Incorporated by Reference to Exhibit 10.14 to Stratus' 2001
      Form 10-K.

10.5 Construction Loan Agreement dated February 24, 2000 by and between Stratus 7000 West Joint Venture and Comerica Bank-
      Texas. Incorporated by Reference to Exhibit 10.15 to Stratus' 2001 Form 10-K.

10.6 Second Amendment to Construction Loan Agreement dated December 31, 1999 by and between Stratus 7000 West Joint Venture, as borrower, Stratus Properties Operating Co., L.P. and Stratus Properties Inc., as Guarantors, and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.16 to Stratus' 2001 Form 10-K.

10.7 Second Modification Agreement dated February 24, 2000 by and between Comerica Bank-Texas, as lender, and Stratus 7000 West Joint Venture, as borrower, and Stratus Properties Inc., as guarantor. Incorporated by Reference to Exhibit 10.17 to Stratus' 2001 Form 10-K.

10.8 Third Modification Agreement dated August 23, 2001 by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as Borrower and Stratus Properties Inc., as guarantor. Incorporated by Reference to Exhibit 10.18 to Stratus' 2001 Form 10-K.

10.9  Guaranty Agreement dated December 31, 1999 by and between
      Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.10 Guaranty Agreement dated February 24, 2000 by and between
      Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus' Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.11 Development Management Agreement by and between Commercial
      Lakeway Limited Partnership, as owner, and Stratus Properties Inc., as development manager, dated January 26, 2001.
      Incorporated by reference to Exhibit 10.18 to the Stratus 2001 First Quarter 10-Q.

10.12 Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

10.13 Second Amendment to Loan Agreement dated December 18, 2001 by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender. Incorporated by Reference to Exhibit 10.23 to Stratus' 2001 Form 10-K.

10.14 Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.15 Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.22 to Stratus' Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.16 Construction Loan Agreement dated June 11, 2001 between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus' 2001 Form 10-K.

10.17 Guaranty Agreement dated June 11, 2001 by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus' 2001 Form 10-K.

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

15.1 Letter dated April 24, 2002, from Arthur Andersen LLP regarding the unaudited interim financial statements.