Form 10-Q
period 2002-06-30
STRATUS PROPERTIES INC
filed 2002-08-19
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2002



                Commission File Number:  0-19989



                    Stratus Properties Inc.



    Incorporated in Delaware                    72-1211572
                                     (IRS Employer Identification No.)


       98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


     On June 30, 2002, there were issued and outstanding
7,115,995 shares of the registrant's Common Stock, par value
$0.01 per share.


THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01(D) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION. SEE "INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS" IN THIS FILING FOR MORE INFORMATION.



                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Income                            4

              Statements of Cash Flows                        5

              Notes to Financial Statements                   6

            Remarks                                          10

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     11

          Part II.  Other Information                        16

          Signature                                          17

          Exhibit Index                                     E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION

Information with Respect to Financial Statements.
This filing includes unaudited financial statements that have not been reviewed by the Company's independent public accountants in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission.

On July 22, 2002, the Company announced that it had dismissed Arthur Andersen as the Company's independent accountants. The Company has appointed PricewaterhouseCoopers LLP as independent accountants to replace Andersen. As a result of delays in the transition from Andersen, PricewaterhouseCoopers has not yet completed their review of the Company's interim financial statements for the quarter ended June 30, 2002. The Company will file an amended Form 10-Q upon completion of PricewaterhouseCoopers' review.

Item 1.   Financial Statements


                     STRATUS PROPERTIES INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                            June 30,     December 31,
                                              2002           2001
                                           -----------    ----------
                                                  (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including
  restricted cash of $2.0 million and
  $0.2 million, respectively               $     2,754    $    3,705
Accounts receivable                              1,289           670
Current portion of notes receivable
  from property sales                            1,789            70
Prepaid expenses                                    79            73
                                           -----------    ----------
     Total current assets                        5,911         4,518
Real estate and facilities, net                109,723       110,042
Rental properties, net                          22,109           -
Investments in and advances to
  unconsolidated affiliates                        191         8,005
Notes receivable from property sales,
  net of current position                        1,943         4,083
Other assets                                     2,351         2,830
                                           -----------    ----------
Total assets                               $   142,228    $  129,478
                                           ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $     2,318    $    2,482
Accrued interest, property taxes and other       1,546         1,895
Current portion of borrowings outstanding        5,277           -
                                           -----------    ----------
     Total current liabilities                   9,141         4,377
Long-term debt                                  42,040        25,576
Other liabilities                                3,404         4,866
Mandatorily redeemable preferred stock             -          10,000
Stockholders' equity                            87,643        84,659
                                           -----------    ----------
Total liabilities and stockholders'equity  $   142,228    $  129,478
                                           ===========    ==========




The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      ------------------  ------------------
                                        2002      2001      2002      2001
                                      --------   -------  --------   -------
                                     (In Thousands, Except Per Share Amounts)
Revenues:
Real estate                           $  2,615   $ 7,900  $  3,640   $ 9,012
Rental income                              652         -       914         -
Other                                      310       313       767       627
                                      --------   -------  --------   -------
Total revenues                           3,577     8,213     5,321     9,639
Cost of sales:
Real estate, net                         1,282     5,515     2,173     5,961
Rental                                     439         -       553         -
Depreciation                               231        33       327        65
                                      --------   -------  --------   -------
Total cost of sales                      1,952     5,548     3,053     6,026
General and administrative expenses      1,173     1,387     2,356     2,475
                                      --------   -------  --------   -------
   Total costs and expenses              3,125     6,935     5,409     8,501
                                      --------   -------  --------   -------
Operating income (loss)                    452     1,278       (88)    1,138
Interest expense, net                     (164)     (363)     (212)     (456)
Interest income                            134       172       384       358
Equity in unconsolidated affiliaties'
   income (loss)                           (46)      (13)      372      (165)
Other income                                 -        16       286       235
                                      --------   -------  --------   -------
Net income                            $    376   $ 1,090  $    742   $ 1,110
                                      ========   =======  ========   =======

Reconciliation of net income to net
income attributable to common shareholders:
Net income                            $    376   $ 1,090  $    742   $ 1,110
Discount on purchase of mandatorily
  redeemable preferred stock               -         -       2,367       -
                                      --------   -------  --------   -------
Net income attributable to common
  shareholders                        $    376   $ 1,090  $  3,109   $ 1,110
                                      ========   =======  ========   =======

Net income per share of common stock:
     Basic                               $0.05     $0.15     $0.44     $0.15
                                         =====     =====     =====     =====
     Diluted                             $0.05     $0.13     $0.41     $0.14
                                         =====     =====     =====     =====
Average shares outstanding:
     Basic                               7,116     7,181     7,115     7,184
                                         =====     =====     =====     =====
     Diluted                             7,261     8,168     7,535     8,127
                                         =====     =====     =====     =====


The accompanying notes are an integral part of these financial statements.


                     STRATUS PROPERTIES INC.
        CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                        2002        2001
                                                     ---------    ---------
                                                          (In Thousands)
Cash flow from operating activities:
Net income                                           $     742    $   1,110
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                             327           65
 Cost of real estate sold                                  955        5,555
 Equity in unconsolidated affiliates'
 (income) loss                                            (372)         165
 Gain on sale of Stratus' 50 percent interest
   in Walden Partnership                                  (286)         -
 Amortization of deferred compensation (Note 3)             20          -
 (Increase) decrease in working capital:
    Accounts receivable and other                        1,348          228
    Accounts payable and accrued liabilities              (735)         579
 Long-term receivable and other                          1,106       (4,943)
Distribution of unconsolidated affiliates' income          278          -
                                                     ---------    ---------
Net cash provided by operating activities                3,383        2,759
                                                     ---------    ---------

Cash flow from investing activities:
Real estate and facilities, net of cost of real         (6,445)     (14,052)
  estate sold
Net cash acquired from Barton Creek and 7000 West
  Joint Ventures                                         1,067          -
Proceeds from the sale of Stratus' 50 percent
  interest in the Walden Partnership                     3,141          -
Acquisition of Olympus' interest in the Barton Creek
  and 7000 West Joint Ventures                          (3,858)         -
Investment in Lakeway Project                              505       (2,000)
                                                     ---------    ---------
Net cash used in investing activities                   (5,590)     (16,052)
                                                     ---------    ---------

Cash flow from financing activities:
Borrowings under revolving credit facility, net          2,912        5,765
Borrowings under 7500 Rialto project loan                1,781          -
Borrowings under term loan component of
  credit facility                                        4,645          -
Payments on term loan portion of credit facility          (432)         -
Payments on 7000 West project loan                         (64)         -
Repurchase of mandatorily redeemable preferred stock    (7,633)         -
Proceeds from unsecured term loan                          -          5,000
Repayment of convertible debt                              -         (3,240)
Repurchases of shares of Stratus' common stock             -           (187)
Exercise of stock options and other                         47          -
                                                     ---------    ---------
Net cash provided by financing activities                1,256        7,338
                                                     ---------    ---------
Net decrease in cash and cash equivalents                 (951)      (5,955)
Cash and cash equivalents at beginning of year           3,705        7,996
                                                     ---------    ---------
Cash and cash equivalents at end of period               2,754        2,041
Less cash restricted as to use                          (2,045)        (841)
                                                     ---------    ---------
Unrestricted cash and cash equivalents at
  end of period                                      $     709    $   1,200
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

    On February 27, 2002, Stratus and Olympus concluded their business relationship in the following transactions:

   * Stratus purchased its $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Stratus recorded the $2.4 million discount as additional paid in capital (Note 4).

   * Stratus sold its 49.9 percent ownership interest in the Walden Partnership to Olympus for $3.1 million. Stratus recognized a $0.3 million gain on this transaction.

   * Stratus acquired Olympus' 50.01 percent ownership interest in the Barton Creek Joint Venture for $2.4 million. At the time of its acquisition, the Barton Creek Joint Venture's cash totaled $0.3 million and the joint venture received a $1.1 million municipal utility district reimbursement in May 2002.

    * Stratus acquired Olympus' 50.1 percent ownership interest in 7000 West for $1.5 million. Stratus received $0.8 million of cash from 7000 West upon its acquisition and also assumed 7000 West's $12.9 million of previously unconsolidated debt (Note 5).

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

    The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                         Barton Creek      Walden       7000
                         Joint Venture   Partnership    West     Total
                         -------------   -----------   ------   -------
Earnings data for the
 two months ended
 February 27, 2002:
Revenues                 $      -        $     652     $  562   $ 1,214
Operating income (loss)        (22)            (64)       178        92
Net income (loss)              (22)            (34)       218       162
Stratus' equity in net
 income (loss)                 (11)             (4)a      109        94 a


Earnings data for the
 three months ended
 June 30, 2001:
Revenues                 $      -        $   1,102     $  860   $ 1,962
Operating income (loss)        (67)              2        (39)     (104)
Net income (loss)              (66)             43        (32)      (55)
Stratus' equity in net
 income (loss)                 (33)             36 a      (16)      (13)a



                         Barton Creek      Walden       7000
                         Joint Venture   Partnership    West     Total
                         -------------   -----------   ------   -------

Earnings data for the
 six months ended
 June 30, 2001:
Revenues                 $     223       $   1,539     $1,561   $ 3,323
Operating loss                (106)           (270)      (157)     (533)
Net loss                       (99)           (169)      (111)     (379)
Stratus' equity in net loss    (49)            (61)a      (55)     (165)a


a. Includes recognition of deferred income totaling $12,000 during the two months ended February 27, 2002, $14,000 in the second quarter of 2001 and $23,000 for the six months ended June 30, 2001, representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Through February 27, 2002, Stratus had recognized $164,000 of a total of $337,000 of deferred income associated with the Walden Partnership. The remaining $0.2 million deferred amount was eliminated in determining the $0.3 million gain on the sale of Stratus' interest in the Walden Partnership.

     The following unaudited selected pro forma information presents the results of operations of Stratus as if the Olympus transactions had occurred on January 1 of each of the six-month periods presented. These unaudited pro forma results of operations have been prepared for informational purposes only and do not necessarily reflect the results of operations that would have occurred had the transactions taken place on January 1 of each of the periods presented, or that may result in the future (amounts in thousands, except for per share data).

                                   Six Months Ended
                                       June 30,
                                 --------------------
                                    2002       2001
                                 --------    --------
Revenue                          $  5,842    $ 11,263
Operating income                       42         804
Net income                            736         716
Diluted net income per share a   $   0.43    $   0.42
Diluted shares outstanding		7,251       7,276


a. Earnings per share data includes the discount on the purchase of Stratus' mandatorily redeemable preferred stock
  (Notes 1 and 4).

2. LAKEWAY PROJECT
As previously disclosed, in January 2001 Stratus invested $2.0 million in the Lakeway project near Austin, Texas. Since that time Stratus has been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for its services. In the second quarter of 2001, Stratus negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser. In return for Stratus securing the required entitlements, the sale was to be completed
in four planned phases.   Stratus secured all the remaining
necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001.  In the first quarter of 2002, the
purchaser closed the third of the four planned sale installments.
In the second quarter of 2002, the purchaser closed on the fourth and final planned sale installment. In connection with the closings, Stratus received a cash distribution of $0.8 million in May 2002 and a cash distribution of $0.7 million in July 2002. Stratus has received a total of $2.7 million of cash distributions from its involvement in the Lakeway Project, which represents a $1.8 million return of its $2.0 million
investment and $0.9 million of income.   During the second
quarter of 2002, Stratus reported a $46,000 loss within equity in unconsolidated affiliates'income (loss) reflecting of a reduction in its remaining investment basis in the Lakeway Project as a result of market factors and the payment of certain Lakeway property taxes. Stratus is entitled to 40 percent of the future proceeds associated the future sale of a 5-acre commercial tract still remaining at the Schramm Ranch property, which is actively being marketed.

     For more information regarding the Lakeway Project see Note
4 of "Notes To Financial Statements" included in Stratus' 2001
Annual Report on Form 10-K.

3. RESTRICTED STOCK
On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that will be converted into 22,726 shares of Stratus common stock ratably on the anniversary date over the next four years. Under Stratus' restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost. Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant of approximately $0.2 million was recorded as deferred compensation in stockholders' equity and will be charged to expense over the four-year period. Stratus has charged approximately $20,000 of this deferred compensation to expense during the six months ended June 30, 2002.

4. EARNINGS PER SHARE
Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):


                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   ------------------    -------------------
                                      2002     2001       2002        2001
                                   --------   -------    -------    --------
Basic net income per share of
common stock:
Net income                         $    376   $ 1,090    $   742    $  1,110
Add: Discount on purchase of
  mandatorily redeemable preferred
  stock (Note 1)                        -         -        2,367         -
                                   --------   -------    -------    --------
Net income applicable to common
  shareholders                     $    376   $ 1,090    $ 3,109    $  1,110
                                   ========   =======    =======    ========

Weighted average common shares
  outstanding                         7,116     7,181      7,115       7,184
Basic net income per share of
  common stock                        $0.05     $0.15      $0.44       $0.15
                                      =====     =====      =====       =====

Diluted net income per share of
common stock:
Net Income                         $    376   $ 1,090    $   742    $  1,110
Add: Discount on purchase of
 mandatorily redeemable preferred
 stock  (Note 1)                        -         -        2,367         -
                                   --------   -------    -------    --------

Net income applicable to common
 shareholders                      $    376   $ 1,090    $ 3,109    $  1,110
                                   ========   =======    =======    ========

Weighted average common shares
 outstanding                          7,116     7,181      7,115       7,184
Dilutive stock options                  145       136        136          92
Assumed redemption of preferred
  stock                                 -         851        284         851
                                   --------   -------    -------    --------
Weighted average common shares
 outstanding for purposes of
 calculating diluted net income
 per share                            7,261     8,168      7,535       8,127
                                   --------   -------    -------    --------

Diluted net income per share of
 common stock                         $0.05     $0.13      $0.41       $0.14
                                      =====     =====      =====       =====


    Interest accrued on the convertible debt outstanding totaled approximately $83,000 for the second quarter of 2001 and $174,000 for the six months ended June 30, 2001. Although the debt was convertible into 443,000 shares for the 2001 periods presented, these shares were excluded from the diluted net income per share calculation because the effect of an assumed redemption of the convertible debt was anti-dilutive. Stratus repaid all of its outstanding convertible debt in the second quarter of 2001.
There were no dividends accrued or paid on Stratus' mandatorily redeemable preferred stock through February 27, 2002, the date Stratus purchased all the related outstanding shares held by Olympus (Note 2).

     Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:

                                 Second Quarter        Six Months
                                -----------------   -----------------
                                 2002      2001       2002     2001
                                -------   -------   -------   -------
Outstanding options             275,000   273,000   386,000   481,000
Average exercise price           $10.96    $10.97    $10.31     $9.81


5. DEBT OUTSTANDING
At June 30, 2002, Stratus had debt of $47.3 million compared to debt of $25.6 million at December 31, 2001. The increase in debt during the first six months of 2002 included the debt Stratus assumed in connection with its acquisition of Olympus' 50.1 percent ownership interest in 7000 West and the additional borrowings under its credit facility used to fund the Olympus transactions (Note 1). Stratus' debt outstanding at June 30, 2002 consisted of the following:

     * $10.0 million of borrowings outstanding under its two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

     * $15.0 million of borrowings under its $25 million revolver component of the Comerica Bank- Texas (Comerica) credit facility, which matures in April 2004.

     * $4.2 million of net borrowings under the $5.0 million term loan component of the Comerica facility. During the second quarter Stratus borrowed $4.6 million under the term loan and
       subsequently repaid $0.4 million of the balance.   The Mirador
       lots are currently serving as collateral for the term loan component of the credit facility.

     * $12.8 million of borrowings under the 7000 West project loan that were previously unconsolidated until the purchase of Olympus' 50.1 percent ownership interest in 7000 West. This project loan is scheduled to mature on August 24, 2002; however, Stratus has exercised its option to extend the maturity of the loan by one year to August 24, 2003. The bank has acknowledged that the maturity date has been extended.

     * $5.3 million of borrowings under its 7500 Rialto Drive project loan, which matures in June 2003, with an option to extend the loan for one year, if Stratus meets certain leasing and other criteria. Stratus does not currently meet the required conditions to exercise the option to extend the maturity of the project loan. Accordingly, the balance of the loan is reflected as a current liability in the accompanying balance sheet.

     The availability under the $30 million Comerica credit facility was reduced to $28.5 million to satisfy the $1.5 million
interest reserve account requirement at June 30, 2002.     For a
discussion of Stratus' bank credit facilities see Note 5 included in the "Notes To Financial Statements" included in its 2001 Annual Report on Form 10-K.

6.  RECLASSIFICATIONS, RESTRICTED CASH AND INTEREST COST
Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2002 presentation.

Restricted Cash. At June 30, 2002, Stratus had restricted cash deposits totaling $2.0 million. Approximately $1.8 million of this restricted cash represents funds made available to Stratus' lender as partial payment of Stratus' borrowings outstanding on its $30 million credit facility (see Note 5 of "Notes To Financial Statements" included in Stratus' 2001 Annual Report Form 10-K), that were not applied to Stratus' account until early July 2002. The remaining $0.2 million of restricted proceeds reflects the deposited funds used to purchase the fractional shares of Stratus' common stock resulting from its stock split transactions (see Note 8 of "Notes To Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K).

Interest Costs. Interest expense excludes capitalized interest of $0.5 million in the second quarter of 2002, $0.3 million in the second quarter of 2001, $0.9 million for the first six months of 2002 and $0.5 million for the first six months of 2001.

7. BUSINESS SEGMENTS
As a result of completing transactions between Stratus and Olympus in February 2002 (Note 1), Stratus now has two operating segments, "Real Estate Operations" and "Commercial Leasing." Stratus' commercial leasing segment was established when Stratus acquired Olympus' 50.1 percent interest in 7000 West in February 2002. The commercial leasing segment currently consists of the 140,000-square foot Lantana Corporate Center office complex, which includes two fully-leased 70,000-square foot office
buildings.   Stratus anticipates that its substantially completed
75,000 square-foot office building at Rialto Drive will be included in the results of the commercial leasing segment beginning in the third quarter of 2002. Stratus' real estate operations segment is comprised of all of its developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture; its Circle C community properties and the properties in Lantana other than its office buildings. Stratus also owns undeveloped properties in both Houston and San Antonio, Texas.

     The segment data presented below was prepared on the same basis as the Stratus consolidated condensed financial statements.
Real estate was Stratus' only operating segment until February
27, 2002 as discussed above.

                            Real Estate    Commercial
                             Operations a   Leasing      Total
                             ----------    ---------   ---------
Second Quarter 2002:
Revenues                     $    2,925    $     652   $   3,577
Cost of sales                    (1,282)        (439)     (1,721)
Depreciation                        (30)        (201)       (231)
General and administrative
 expense                         (1,050)        (123)     (1,173)
                             ----------    ---------   ---------
Operating income (loss)      $      563    $    (111)  $     452
                             ==========    =========   =========
Total assets                 $  118,986    $  23,242   $ 142,228
                             ==========    =========   =========


Six Months Ended June 30, 2002:
Revenues                     $    4,407    $     914   $   5,321
Cost of sales                    (2,173)        (553)     (2,726)
Depreciation                        (59)        (268)       (327)
General and administrative
 expense                         (2,109)        (247)     (2,356)
                             ----------    ---------   ---------
Operating income (loss)      $       66    $    (154)  $     (88)
                             ==========    =========   =========
Capital expenditures         $    5,310    $   1,135   $   6,445
                             ==========    =========   =========


a. Includes sales commissions, management fees and other revenues together with related expenses.




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

    We acquire, develop, manage and sell commercial and residential real estate almost exclusively in the Austin, Texas
area.   In February 2002, as a result of completing certain
transactions (see "Transactions with Olympus Real Estate Corporation" below), we acquired a 140,000-square-foot office complex that consists of two office buildings located in Austin, Texas. We have also substantially completed a 75,000-square-foot office building in Austin, Texas, which will be ready for occupancy in the third quarter of 2002.

                         DEVELOPMENT ACTIVITIES

     On August 1, 2002, the City of Austin (the City) granted
final approval of a development agreement and permanent zoning for our 1,273 acres located within the Circle C community in
southwest Austin.   These approvals permit development of
approximately one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. The
City will also provide us approximately $15 million of future incentives in connection with our future development of our Circle C and other Austin-area properties, including certain waivers of fees and reimbursement for certain infrastructure costs. This development agreement firmly establishes all essential municipal development regulations applicable to Stratus' Circle C properties for thirty years. The Circle C development agreement and related documents were signed and became effective on August 15, 2002.

     In the first quarter of 2002, we secured final permitting for the first phase of "Calera Drive," a 212-acre tract within the Barton Creek community. We commenced the development of the initial 19-acre phase of this project, which will include 16
condominium units.   Development of the second phase, which will
include 53 single-family lots, some of which adjoin the Fazio Canyons golf course, is planned for 2003. Development of the third and last phase, which will include approximately 70 single-family lots, is not anticipated until after 2003.

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

      In February 2002 we concluded our business relationship with Olympus, completing the following transactions:

  * We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.
  * We acquired Olympus' ownership interest in the Barton Creek Joint Venture for $2.4 million.
  * We acquired Olympus' ownership interest in 7000 West for $1.5 million. In connection with this acquisition, we have assumed $12.9 million of debt and included it in our balance sheet at March 31, 2002. We have subsequently repaid approximately $0.1 million of these borrowings and our balance for this loan totaled $12.8 million at June 30, 2002.
  * We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

     At the time of the transactions, the Barton Creek Joint Venture assets included an inventory of 21 estate-sized single-family lots within the Escala Drive subdivision and one single-family lot within the Wimberly Lane subdivision. The 7000 West assets included a 140,000 square-foot office complex consisting of two 70,000 square-foot office buildings that currently fully leased. The Walden Partnership's assets at the time of the sale included 378 single-family lots and 80 acres of undeveloped real estate.

     The net cash cost for these transactions was approximately $7.3 million, after considering the approximate $1.1 million in cash we received by acquiring the Barton Creek Joint Venture and 7000 West. We completed the transactions through borrowings available to us under our revolving credit facility agreement (see "Capital Resources and Liquidity" below).

     For a detailed discussion of our Olympus transactions see
"Joint Ventures with Olympus Real Estate Corporation" and
"Olympus Relationship" located within Items 7. and 7A. and Notes
2, 3, 4 and 11 located in our 2001 Annual Report on Form 10-K.

                      RESULTS OF OPERATIONS

    Summary operating results follow (in thousands):


                                       Second Quarter      Six Months
                                      -----------------  ----------------
                                        2002     2001      2002    2001
                                      -------   -------  -------  -------
Revenues:
Undeveloped properties:
 Unrelated parties                    $ 1,915   $ 6,373  $ 1,915  $ 6,373
 Recognition of deferred revenues         -       1,527      -      2,639
                                      -------   -------  -------  -------
   Total undeveloped properties         1,915     7,900    1,915    9,012
Developed properties                      700       -      1,725      -
Rental income                             652       -        914      -
Commissions, management fees and other    310       313      767      627
                                      -------   -------  -------  -------
Total revenues                        $ 3,577   $ 8,213  $ 5,321  $ 9,639
                                      =======   =======  =======  =======

Operating income (loss)               $   452   $ 1,278  $   (88) $ 1,138
                                      =======   =======  =======  =======
Net income                            $   376   $ 1,090  $   742  $ 1,110
                                      =======   =======  =======  =======

Operating Results
     Our revenues during the second quarter of 2002 totaled $3.6 million, which included the sale of 19 acres of undeveloped multi-family real estate in San Antonio, Texas, the sale of two residential estate lots at the Mirador subdivision within the Barton Creek community in Austin, Texas, and management fees and sales commissions. Our rental income during the second quarter of 2002 included rental income from the two fully-leased office buildings held by 7000 West, which was acquired in the Olympus transactions (see above). Our revenues for the second quarter of 2001 totaled $8.2 million, which included the sale of 112 acres of undeveloped residential property in Houston, Texas ($2.7 million), the sale of 10 acres of undeveloped multi-family property in Dallas, Texas ($1.7 million), and one 17-acre undeveloped tract sale in Austin, Texas ($2.0 million). Our revenues during the second quarter of 2001 also included the recognition of previously deferred revenues primarily associated with the sale of the multi-family tract at Rialto Drive within the Lantana Project in southwest Austin as discussed further below, and management fees and sales commissions. See below for a discussion regarding our commissions, management fees and other revenues.

     Our revenues for the six months ended June 30, 2002 totaled $5.3 million compared with $9.6 million during the comparable period in 2001. In addition to our second-quarter sales discussed above, our revenues during the first half of 2002 included the sale of two Escala Drive residential estate lots in March 2002. We also recorded rental income during March 2002 following our acquisition of 7000 West. Our revenues during the first half of 2001 included an additional $1.1 million recognition of previously deferred revenues, as further discussed below, and $0.3 million of management fees and sales commissions during the first quarter of 2001.

      The majority of the deferred revenue recognized during the first half of 2001 was associated with the sale of a 36.4-acre multi-family Lantana tract in December 2000. In this transaction we sold the property for $5.3 million, but deferred $3.5 million of the revenues and $1.6 million of the related operating income. We recognized a pro rata portion of these deferred amounts as the required infrastructure construction was completed. During the first half of 2001, our construction activities resulted in our recognizing $2.6 million of the deferred revenues and $1.2
million of the operating income during that period.   See
"Results of Operations" included within Items 7. and 7A. of our 2001 Annual Report on Form 10-K for a discussion regarding the completion of construction and full recognition of this deferred revenue and related gain during 2001.

      When we sold real estate to an entity we jointly owned with Olympus, we deferred recognizing revenues from the sale related to our ownership interest until sales were made to unrelated parties. The sale of two Wimberly Lane single-family homesites by the Barton Creek Joint Venture during the first quarter of 2001 resulted in our recognition of previously deferred revenues of less than $0.1 million for the period. There were no sales by the Barton Creek Joint Venture during the second quarter of 2001. In connection with our transactions with Olympus in February 2002, we reduced the carrying amount of the related real estate by $1.1 million of deferred gain associated with our previous land sales to the Barton Creek Joint Venture and by $0.8 million of deferred gain associated with our previous land sales to 7000 West.

    Commissions, management fees and other revenues totaled $0.3 million during the second quarter of 2002 and $0.8 million for the six months ended June 30, 2002 compared with $0.3 million and
$0.6 million during the comparable periods of 2001.   The
increase during the first half of 2002 from the same period last year primarily reflects the commissions earned on the sale of two Escala Drive lots in March 2002 and the sale of two lots at Mirador during the second quarter of 2002, which represented the first lots sold in the subdivision. We sold no Escala Drive lots during the first half of 2001. Our management fees also include fees associated with our management of the 2,200-acre Lakeway Project, near Austin, Texas (see "Capital Resources and Liquidity" below).

    Cost of sales totaled $2.0 million during the second quarter of 2002 compared with $5.5 million during the second quarter of 2001. The decrease in the comparable periods reflects the substantial amount of undeveloped property sales during the second quarter of 2001. The decrease in cost of sales relating to our undeveloped property sales during the second quarter of 2002 was partially offset by the costs of the initial lot sales at the Mirador subdivision as well as the three months of costs associated with the two office buildings we acquired in February 2002. The results of both the Barton Creek Joint Venture and 7000 West were unconsolidated before February 27, 2002. Our cost of sales for the six months ended June 30, 2002 totaled $3.1 million compared with $6.0 million for the same period last year. The decrease reflects the higher sales during the second quarter
of 2001 as discussed above.   Our cost of sales during the first
half of 2002 also include the costs associated with the two estate lots sold at Escala Drive during the first quarter of 2002 and the costs associated with the two office buildings at 7000 West.

    Our general and administrative expense totaled $1.2 million during the second quarter of 2002 and $2.4 million for the six months ended June 30, 2002 compared with $1.4 million during the second quarter of 2001 and $2.5 million for the six months ended June 30, 2001. The decrease in the general and administrative expenses reflects our ongoing efforts to reduce costs. Our general and administrative expense during the six months ended June 30, 2002 included certain costs associated with completing the transactions with Olympus.

Non-Operating Results
    Interest expense, net of capitalized interest, totaled $0.2 during the second quarter of 2002 and six months ended June 30, 2002 compared with $0.4 million during the second quarter of 2001 and $0.5 million for the six months ended June 30, 2001. Capitalized interest totaled $0.5 million in the second quarter of 2002 and $0.9 million for the six months ended June 30, 2002. Capitalized interest totaled $0.3 million in the second quarter of 2001 and $0.5 million for the six months ended June 30, 2001. The increase in capitalized interest reflects the higher average balance of our borrowings outstanding during 2002 over amounts outstanding during the comparable 2001 periods, partially offset by a decrease in our current development activities (see "Capital Resources and Liquidity" below).

    Other income totaled $0.3 million during the six months ended June 30, 2002, which represented the gain from the sale of our interest in the Walden Partnership (see "Transactions with Olympus Real Estate Corporation" above). Other income during the first half of 2001 totaled $0.2 million, which resulted from an adjustment to our workers compensation insurance accrual.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $3.4 million during the six months ended June 30, 2002 and $2.8 million during the six months ended June 30, 2001. Cash used in investing activities totaled $5.6 million during the six months ended June 30, 2002 compared with $16.1 million during the same period last year, reflecting a decrease in our net real estate and facilities expenditures because of the current reduction of our development activities. Also, during the first quarter of 2001 we made a $2.0 million investment in the Lakeway project, near Austin, Texas. During the second quarter of 2002, we received a $0.8 million cash disbursement from the Lakeway Project, which resulted in the return of $0.5 million of our investment in the project (see below). Our investing activities during 2002 also reflect the receipt of $0.4 million of net cash proceeds in connection with the closing of the Olympus transactions in February 2002 (see "Transactions with Olympus Real Estate Corporation" above).

     Our financing activities provided cash of $1.3 million during the six months ended June 30, 2002 compared with $7.3
million during the same period last year.   During the first half
of 2002 our financing activities reflected $7.1 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002 (see "Transactions with Olympus Real Estate Corporation" above). We borrowed $1.8 million under our 7500 Rialto Drive project loan during the first six months of
2002.   We also purchased our mandatorily redeemable preferred
stock held by Olympus for $7.6 million.   The cash provided by
our financing activities during the first half of 2001 represented $5.8 million of net borrowings under our revolving line of credit, $5.0 million borrowing under an unsecured term loan offset in part by the repayment of the entire $3.2 million balance under our previous convertible debt facility with Olympus (see Note 2 of "Notes To Financial Statements included in our 2001 Annual Report on Form 10-K).

     At June 30, 2002, we had debt of $47.3 million compared to debt of $25.6 million at December 31, 2001. The increase in debt during the first six months of 2002 included the $12.9 million of debt we assumed in connection with our acquisition of Olympus'
50.1 percent ownership interest in 7000 West and the additional borrowings under our revolving line of credit used to fund the Olympus transactions (see "Transactions with Olympus Real Estate Corporation" above). Our debt outstanding at June 30, 2002 consisted of the following:

    * $10.0 million of borrowings outstanding on our two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

    * $15.0 million of borrowings under our $25.0 million ($23.5 million currently available, see below) revolver component of the Comerica Bank- Texas (Comerica) credit facility, which matures in April 2004.

    * $4.2 million of net borrowings under the $5.0 million term loan component of the Comerica facility. During the second quarter we borrowed $4.6 million under the term loan and
       subsequently repaid $0.4 million of the balance.   The Mirador
       lots are currently serving as collateral for the term loan component of the credit facility.

    * $12.8 million of borrowings under the 7000 West project loan that were previously unconsolidated until we purchased Olympus'
       50.1 percent ownership interest in 7000 West. This project loan was scheduled to mature on August 24, 2002; however, we exercised our option to extend the maturity of the loan by one year to August 24, 2003. The bank has acknowledged that the maturity date has been extended.

    * $5.3 million of borrowings under our 7500 Rialto Drive project loan, which matures in June 2003, with an option to extend the loan for one year, if we meet certain leasing and other criteria. We do not currently meet the required conditions to exercise the option to extend the maturity of the project loan. Accordingly, the balance of the loan is reflected as a current liability in the accompanying balance sheet.

     The availability under the $30 million Comerica credit facility was reduced to $28.5 million to satisfy the $1.5 million interest reserve account requirement at June 30, 2002. For a discussion of our bank credit facilities see Note 5 included in the "Notes To Financial Statements" included in our 2001 Annual

Report on Form 10-K.

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

     In the second quarter of 2001, we negotiated the sale of substantially all the Schramm Ranch property to a single purchaser.  In return for our securing the required entitlements,
the sale was to be completed in four planned phases.   We secured
all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001. During the first half of 2002, the purchaser closed on the third sale installment in March 2002 and on the fourth and final sale installment in June 2002.
In connection with the third sales installment, we received a cash distribution of $0.8 million in May 2002 and we received a cash distribution of $0.7 million associated with the fourth sales installment in July 2002. We have now received a total of $2.7 million of cash distributions from the Lakeway project, which represents a $1.8 million return of our $2.0 million investment and $0.9 million of income. We are entitled to 40 percent of the future proceeds associated with the future sale of a 5-acre commercial tract still remaining at the Schramm Ranch property, which is being actively marketed.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to their eventual sale. As a result of our settlement of certain entitlement and reimbursement issues with the City during 2000, we initiated a plan to develop a significant portion of our Austin-area properties and incurred capital expenditures for 2001 totaling $23.1 million. Capital expenditures for the first half of 2002 totaled $6.4 million compared to $14.1 million during the first half of 2001.

      As a result of our development activities and our acquisition of the Barton Creek Joint Venture, we now have an adequate inventory of developed lots to satisfy the near-term demand for estate lots in Austin, as well as an additional 75,000 square feet of office space ready for leasing as the Austin economy starts its expected recovery after a very poor year
during 2001.   Accordingly, although we will continue to develop
our Austin-area properties, we will do so at a much more conservative pace during 2002 as we continue to monitor the economic environment in Austin.

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

                  PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
SOS LITIGATION: The Save Our Springs Alliance and Circle C Neighborhood Association vs. The City of Austin, Circle C Land Corp., and Stratus Properties Inc., Cause No. GN 202018 (Travis County 261st Judicial District Court of Texas filed June 24,
2002). In an effort to prevent the City of Austin and Stratus Properties Inc. from reaching a settlement concerning development of the Circle C Project, the Save Our Springs Alliance, a non-profit public-interest corporation, and the Circle C Neighborhood Association, an unincorporated association, filed a lawsuit against the City of Austin, Stratrus Properties Inc., and its subsidiary, Circle C Land Corp. on June 24, 2002. In their petition, Plaintiffs request judicial declarations that (i) the city of Austin's Save Our Springs Ordinance is exempt from Chapter 245 of the Texas Local Government Code ("Chapter 245");
(ii) Chapter 245 is an unconstitutional intrusion of the municipal authority of Texas home-rule cities; (iii) under the Texas Constitution, the City of Austin has the authority and duty to apply the SOS Ordinance and its zoning authority to Stratus' Circle C properties; and (iv) residents of the Circle C community, including Plaintiffs, are entitled to full application of the City's current watershed protection ordinances and the City's zoning powers. Stratus believes that the Plaintiffs' claims have either been previously adjudicated or are moot as a result of the City and Stratus reaching a settlement and will vigorously defend its position.

Item 4.  Submission of Matters to a Vote of Security Holders.
     (a) Our Annual Meeting of Stockholders was held May 16, 2002 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Michael D. Madden was elected to serve until the 2005 Annual Meeting of Stockholders. In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: William
H. Armstrong III and James C. Leslie.

     (c) At the Annual Meeting, holders of Stratus' Common Stock elected one director with the number of votes cast for or withheld from the nominee as follows:


Name                         For            Withheld
-----------------         ---------         --------
Michael D. Madden         6,575,870          92,295

With respect to the election of the director, there were no abstentions or broker no-votes.

At the Annual Meeting, the stockholders voted on and approved a proposal to adopt Stratus' 2002 Stock Incentive Plan in the form presented in Stratus' proxy statement dated April 1, 2002. Holders of 6,067,604 shares voted for, holders of 571,205 shares voted against and holders of 29,356 shares abstained from voting on the proposal. There were no broker non-votes with respect to the proposal.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   The exhibits to this report are listed in the Exhibit
Index beginning on page E-1 hereof.

      (b) During the period covered by this Quarterly Report on Form 10-Q and through August 19, 2002, the registrant filed one Current Report on Form 8-K reporting an event under Item 5 dated May 16, 2002 and two Current Reports on Form 8-K reporting an events under Item 4 dated July 15, 2002 and August 14, 2002.

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

Date:   August 19, 2002

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

3.3    By-laws of Stratus, as amended as of February 11, 1999.
       Incorporated by Reference to Exhibit 3.2 to Stratus' 1998
       Form 10-K.

4.1 The loan agreement by and between Comerica Bank-Texas and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. dated December 21, 1999. Incorporated by reference to
       Exhibit 4.4 to Stratus 1999 Form 10-K.

4.2 Rights Agreement, dated as of May 16, 2002, between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares. Incorporated by reference to Exhibit 4.1 to Stratus Registration Statement on Form 8-A dated May 22, 2002.

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

10.3 Construction Loan Agreement dated April 9, 1999 by and between Stratus 7000 West Joint Venture and Comerica Bank-
       Texas.  Incorporated by Reference to Exhibit 10.13 to
       Stratus' 2001 Form 10-K.

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