Form 10-Q/A
period 2002-06-30
STRATUS PROPERTIES INC
filed 2002-10-17
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A
                        (Amendment No. 1)

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

This Amendment No. 1 amends the registrant's Quarterly Report on Form 10-Q ("Form 10-Q") for the three months ended June 30, 2002, in its entirety. The previous Form 10-Q, filed on August 19, 2002, was filed with unaudited financial statements that were not reviewed by the registrant's independent public accountants. The independent public accountant's review of the contents of this Amendment No. 1 did not result in any changes or modification to either the unaudited financial statements or the related footnotes that were included in the previously filed Form 10-Q.

                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Balance Sheets                        3

              Statements of Income                            4

              Statements of Cash Flows                        5

              Notes to Financial Statements                   6

            Remarks                                          10

            Report on Independent Public Accountant          11

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     12

          Part II.  Other Information                        17

          Signature                                          18

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

                Report of Independent Accountants



To the Board of Directors and Shareholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc as of June 30, 2002, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2002 and the consolidated statement of cash flows for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management. The financial statements of Stratus Properties Inc. as of December 31, 2001, and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 4, 2002.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.


                       PricewaterhouseCoopers LLP
Austin, Texas
October 15, 2002

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

     At the time of the transactions, the Barton Creek Joint Venture assets included an inventory of 21 estate-sized single-family lots within the Escala Drive subdivision and one single-family lot within the Wimberly Lane subdivision. The 7000 West assets included a 140,000 square-foot office complex consisting of two 70,000 square-foot office buildings that are currently fully leased. The Walden Partnership's assets at the time of the sale included 378 single-family lots and 80 acres of undeveloped real estate.

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

Date:   October 16, 2002


                         CERTIFICATIONS

I, William H. Armstrong III, certify that:

1.   I have reviewed this report on Form 10-Q/A of Stratus
Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  October 16, 2002


                    William H. Arstrong III
               ----------------------------------
                    William H. Armstrong III
                Chairman of the Board, President
                   and Chief Executive Officer

I, John E. Baker, certify that:

1.   I have reviewed this report on Form 10-Q/A of Stratus
Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  October 16, 2002


                     /s/ John E. Baker
               -------------------------------
                        John E. Baker
                    Senior Vice President
                 and Chief Financial Officer

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

15.1   Letter dated October 16, 2002 from PricewaterhouseCoopers
       LLP regarding the unaudited interim financial statements.