Form 10-Q
period 2002-09-30
STRATUS PROPERTIES INC
filed 2002-11-15
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 2002



                Commission File Number:  0-19989



                    Stratus Properties Inc.



    Incorporated in Delaware               72-1211572
                                  (IRS Employer Identification No.)


        98 San Jacinto Blvd., Suite 220, Austin, Texas  78701


 Registrant's telephone number, including area code: (512) 478-5788


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


     On September 30, 2002, there were issued and outstanding
7,115,995 shares of the registrant's Common Stock, par value
$0.01 per share.





                    STRATUS PROPERTIES INC.
                       TABLE OF CONTENTS

                                                            Page

          Part I.  Financial Information

            Financial Statements:

              Condensed Consolidated Balance Sheets          3

              Consolidated Statements of Income              4

              Consolidated Statements of Cash Flows          5

              Notes to Financial Statements                  6

              Report of Independent Public Accountants       11

            Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     12

          Part II.  Other Information                        17

          Signature                                          18

          Certifications                                     19

          Exhibit Index                                     E-1

                     STRATUS PROPERTIES INC.
                 Part I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

                     STRATUS PROPERTIES INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                          September 30, December 31,
                                              2002         2001
                                           ---------     ---------
                                               (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents (including
  restricted cash of $0.2 million)         $   1,093     $   3,705
Accounts receivable                              673           670
Current portion of notes receivable from
  property sales                                  56            70
Prepaid expenses                                 236            73
                                           ---------     ---------
        Total current assets                   2,058         4,518
Real estate and facilities, net              110,448       110,042
Rental properties, net                        22,418          -
Investments in and advances to
  unconsolidated affiliates                      191         8,005
Notes receivable from property sales,
  net of current position                      2,361         4,083
Other assets                                   2,608         2,830
                                           ---------     ---------
Total assets                               $ 140,084     $ 129,478
                                           =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities   $   1,915     $   2,482
Accrued interest, property taxes and other     2,237         1,895
Current portion of borrowings outstanding     18,235           -
                                           ---------     ---------
  Total current liabilities                   22,387         4,377
Long-term debt                                26,680        25,576
Other liabilities                              3,259         4,866
Mandatorily redeemable preferred stock           -          10,000
Stockholders' equity                          87,758        84,659
                                           ---------     ---------
Total liabilities and stockholders' equity $ 140,084     $ 129,478
                                           =========     =========


The accompanying notes are an integral part of these financial statements.

                    STRATUS PROPERTIES INC.
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                      ------------------  -------------------
                                        2002      2001      2002      2001
                                      --------   -------  --------   --------
                                     (In Thousands, Except Per Share Amounts)
Revenues:
Real estate                           $  3,626   $ 4,090  $  7,266   $ 13,102
Rental income                              817       -       1,731        -
Other                                      136       369       903        996
                                      --------   -------  --------   --------
  Total revenues                         4,579     4,459     9,900     14,098
Cost of sales:
Real estate, net                         2,759       559     4,932      6,520
Rental                                     606       -       1,159        -
Depreciation                               244        34       571         99
                                      --------   -------  --------   --------
  Total cost of sales                    3,609       593     6,662      6,619
General and administrative expenses      1,058       920     3,414      3,395
                                      --------   -------  --------   --------
   Total costs and expenses              4,667     1,513    10,076     10,014
                                      --------   -------  --------   --------
Operating income (loss)                    (88)    2,946      (176)     4,084
Interest expense, net                     (167)      -        (379)      (456)
Interest income                            166       246       550        604
Equity in unconsolidated affiliaties'
   income (loss)                           -        (140)      372       (305)
Other income                               -           4       286        239
                                      --------   -------  --------   --------
Net income (loss)                     $    (89)  $ 3,056  $    653   $  4,166
                                      ========   =======  ========   ========

Reconciliation of net income to net
income attributable to common shareholders:
Net income (loss)                     $    (89)  $ 3,056  $    653   $  4,166
Discount on purchase of mandatorily
  redeemable preferred stock               -         -       2,367        -
                                      --------   -------  --------   --------
Net income (loss)attributable to
  common  shareholders                $    (89)  $ 3,056  $  3,020   $  4,166
                                      ========   =======  ========   ========

Net income (loss) per share of common stock:
     Basic                              $(0.01)    $0.43     $0.42      $0.58
                                        ======     =====     =====      =====
     Diluted                            $(0.01)    $0.37     $0.41      $0.51
                                        ======     =====     =====      =====
Average shares outstanding:
     Basic                               7,116     7,112     7,116      7,152
                                         =====     =====     =====      =====
     Diluted                             7,116     8,152     7,442      8,115
                                         =====     =====     =====      =====


The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
        CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                     ----------------------
                                                        2002        2001
                                                     ---------    ---------
                                                          (In Thousands)
Cash flow from operating activities:
Net income                                           $     653    $   4,166
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                             571          100
 Cost of real estate sold                                2,950        5,830
 Equity in unconsolidated affiliates'
 (income) loss                                            (372)         305
 Gain on sale of Stratus' 50 percent interest
   in Walden Partnership                                  (286)         -
 Amortization of deferred compensation (Note 3)             32          -
 (Increase) decrease in working capital:
    Accounts receivable and other                            2         (588)
    Accounts payable and accrued liabilities              (400)       1,408
 Long-term receivable and other                          3,362       (8,356)
Distribution of unconsolidated affiliates' income          278          -
                                                     ---------    ---------
Net cash provided by operating activities                6,790        2,865
                                                     ---------    ---------

Cash flow from investing activities:
Real estate and facilities, net of cost of real
  estate sold                                           (9,845)     (19,540)
Net cash acquired from Barton Creek and 7000 West
  Joint Ventures                                         1,067          -
Proceeds from the sale of Stratus' 50 percent
  interest in the Walden Partnership                     3,141          -
Acquisition of Olympus' interest in the Barton Creek
  and 7000 West Joint Ventures                          (3,858)         -
Investment in Lakeway Project                            1,239       (2,000)
                                                      --------    ---------
Net cash used in investing activities                   (8,256)     (21,540)
                                                      --------    ---------

Cash flow from financing activities:
Borrowings under revolving credit facility, net          1,453        9,740
Borrowings under 7500 Rialto project loan                1,966          -
Borrowings under term loan component of
  credit facility                                        4,645          -
Payments on term loan portion of credit facility        (1,497)         -
Payments on 7000 West project loan                        (127)         -
Repurchase of mandatorily redeemable preferred stock    (7,633)         -
Proceeds from unsecured term loan                          -          5,000
Repayment of convertible debt                              -         (3,240)
Repurchases of shares of Stratus' common stock             -           (242)
Exercise of stock options and other                         47          -
                                                     ---------    ---------
Net cash provided by financing activities               (1,146)      11,258
                                                     ---------    ---------
Net decrease in cash and cash equivalents               (2,612)      (7,417)
Cash and cash equivalents at beginning of year           3,705        7,996
                                                     ---------    ---------
Cash and cash equivalents at end of period               1,093          579
Less cash restricted as to use                            (234)        (241)
                                                     ---------    ---------
Unrestricted cash and cash equivalents at
  end of period                                      $     859    $     338
                                                     =========    =========



The accompanying notes are an integral part of these financial statements.

                     STRATUS PROPERTIES INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus Properties Inc. at September 30, 2002 and December 31, 2001, and the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the cash flows for the nine-month periods ended September 30, 2002 and 2001. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   OLYMPUS TRANSACTIONS
From May 1998 through February 2002, Stratus, through its subsidiaries, was involved with Olympus Real Estate Corporation (Olympus) in three joint ventures: the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West). Each joint venture was governed by a partnership agreement containing similar provisions, including a "buy/sell option" that could be exercised by either Stratus or Olympus.

    On February 27, 2002, Stratus and Olympus concluded their business relationship in the following transactions:

   * Stratus purchased its $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Stratus recorded the $2.4 million discount as additional paid in capital (Note 5).

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

    * Stratus acquired Olympus' 50.1 percent ownership interest in 7000 West for $1.5 million. Stratus received $0.8 million of cash from 7000 West upon its acquisition and also assumed 7000 West's $12.9 million of previously unconsolidated debt (Note 6).

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

     For a detailed discussion of the Olympus relationship and the initial formation and subsequent transactions of the joint ventures and partnership, see Notes 2, 3, 4 and 11 of the "Notes To Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K. Also refer to "Transactions with Olympus Real Estate Corporation" within Item 1 "Business"; and "Joint Ventures With Olympus Real Estate Corporation" and "Capital Resources and Liquidity-Olympus Relationship" included in Items 7. and 7A. "Management's Discussion and Analysis of Financial Condition and Results of Operations and Disclosures of Market Risks" of Stratus' 2001 Annual Report on Form 10-K.

    The summarized unaudited financial information of Stratus' unconsolidated affiliates is shown below (in thousands):

                         Barton Creek     Walden      7000
                         Joint Venture  Partnership   West     Total
                         ------------- ------------  ------   -------
Earnings data for the
 two months ended
 February 27, 2002:
Revenues                 $       -     $     652     $  562   $ 1,214
Operating income (loss)         (22)         (64)       178        92
Net income (loss)               (22)         (34)       218       162
Stratus' equity in net
 income (loss)                  (11)          (4)a      109        94a

Earnings data for the
 three months ended
 September 30, 2001:
Revenues                 $      750     $    617     $  873   $ 2,240
Operating income (loss)         (77)        (203)       (77)     (357)
Net income (loss)               (76)        (170)       (55)     (301)
Stratus'  equity in net
 income (loss)                  (38)         (74)a      (28)     (140)a

Earnings data for the
 nine months ended
 September 30, 2001:
Revenues                 $    5,160     $    657     $  347   $ 6,164
Operating loss                1,761         (278)       (10)    1,473
Net income (loss)             1,761         (377)        (8)    1,376
Stratus' equity in net
 income (loss)                  879         (174)a       (4)      701a


a. Includes recognition of deferred income totaling $12,000 during the two months ended February 27, 2002, $11,000 in the third quarter of 2001 and $34,000 for the nine months ended September 30, 2001, representing the difference in Stratus' investment in the Walden Partnership and its underlying equity at the date of acquisition. Through February 27, 2002, Stratus had recognized $164,000 of a total of $337,000 of deferred income associated with the Walden Partnership. The remaining $0.2 million deferred amount was eliminated in determining the $0.3 million gain on the sale of Stratus' interest in the Walden Partnership.

     The following unaudited selected pro forma information presents the results of operations of Stratus as if the Olympus transactions had occurred on January 1 of each of the nine-month periods presented. These unaudited pro forma results of operations have been prepared for informational purposes only and do not necessarily reflect the results of operations that would have occurred had the transactions taken place on January 1 of each of the periods presented, or that may result in the future (amounts in thousands, except for per share data).

                                 Nine Months Ended
                                   September 30,
                                --------------------
                                  2002       2001
                                --------    --------
Revenue                         $ 10,421    $ 17,073
Operating income (loss)              (46)      3,470
Net income                           647       3,517
Diluted net income per share a  $   0.42    $   0.81
Diluted shares outstanding         7,253       7,264


a. Earnings per share data includes the discount on the purchase of Stratus' mandatorily redeemable preferred stock (see above and Note 5).

3. LAKEWAY PROJECT
As previously disclosed, in January 2001 Stratus invested $2.0 million in the Lakeway project near Austin, Texas. Since that time, Stratus has been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for its services. In the second quarter of 2001, Stratus negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser. In return for Stratus securing the required entitlements, the sale was to be completed in four planned phases. Stratus secured all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001. In the first quarter of 2002, the purchaser closed the third of the four planned sale installments. In the second quarter of 2002, the purchaser closed on the fourth and final planned sale installment. In connection with the closings, Stratus received a cash distribution of $0.8 million in May 2002 and a cash distribution of $0.7 million in July 2002. Stratus has received a total of $2.7 million of cash distributions from its involvement in the Lakeway Project, which represents a $1.8 million return of its $2.0 million investment and $0.9 million of income. Stratus is entitled to 40 percent of the future proceeds associated with the future sale of a 5-acre commercial tract still remaining at the Schramm Ranch property, which is actively being marketed.

     For more information regarding the Lakeway Project see Note
4 of "Notes To Financial Statements" included in Stratus' 2001
Annual Report on Form 10-K.

4. RESTRICTED STOCK
On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that will be converted into 22,726 shares of Stratus common stock ratably on the anniversary date over the next four years. Under Stratus' restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost. Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant of approximately $0.2 million was recorded as deferred compensation in stockholders' equity and will be amortized to expense over the four-year period. Stratus has amortized approximately $32,000 of this deferred compensation to expense during the nine months ended September 30, 2002.

5. EARNINGS PER SHARE
Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   -------------------    -------------------
                                     2002       2001       2002        2001
                                   --------   --------    -------    --------
Basic net income (loss)per share
of common stock:
Net income (loss)                  $    (89)  $  3,056    $   653    $  4,166
Add: Discount on purchase of
  mandatorily redeemable preferred
  stock (Note 2)                        -          -        2,367         -
                                   --------   --------    -------    --------
Net income(loss)applicable to
  common shareholders              $    (89)  $  3,056    $ 3,020    $  4,166
                                   ========   ========    =======    ========

Weighted average common shares
  outstanding                         7,116      7,112      7,116       7,152
Basic net income (loss) per share
  of  common stock                   $(0.01)     $0.43      $0.42       $0.58
                                     ======     ======      =====       =====

Diluted net income per share of
common stock:
Net income (loss)                  $    (89)  $  3,056    $   653    $  4,166
Add: Discount on purchase of
 mandatorily redeemable preferred
 stock  (Note 2)                        -          -        2,367         -
                                   --------   --------    -------    --------

Net income (loss) applicable to
 common shareholders               $    (89)  $  3,056    $ 3,020    $  4,166
                                   ========   ========    =======    ========

Weighted average common shares
 outstanding                          7,116     7,112       7,116       7,152
Dilutive stock options                  -         189         137         112
Assumed redemption of preferred
  stock                                 -         851         189         851
                                   --------   -------    --------    --------
Weighted average common shares
 outstanding for purposes of
 calculating diluted net income
 (loss) per share                     7,116     8,152       7,442       8,115
                                   --------   -------    --------    --------

Diluted net income (loss) per share
 of common stock                     $(0.01)    $0.37       $0.41       $0.51
                                     ======     =====       =====       =====



    Stratus repaid all of its outstanding convertible debt in the second quarter of 2001. Interest accrued on the convertible debt outstanding totaled approximately $174,000 for the nine months ended September 30, 2001. There were no dividends accrued or paid on Stratus' mandatorily redeemable preferred stock through February 27, 2002, the date Stratus purchased all the related outstanding shares held by Olympus (Note 2).

     Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the period are as follows:


                                  Third Quarter        Nine Months
                                -----------------   -----------------
                                 2002      2001       2002      2001
                                -------   -------   -------   -------
Outstanding options             275,000   142,000   275,000   399,000
Average exercise price           $10.96    $12.38    $10.96    $10.26


6. DEBT OUTSTANDING
At September 30, 2002, Stratus had debt of $44.9 million compared to debt of $25.6 million at December 31, 2001. The increase in debt during the nine months ended September 30, 2002 included the debt Stratus assumed in connection with its acquisition of Olympus' 50.1 percent ownership interest in 7000 West and the additional borrowings under its credit facility used to fund the Olympus transactions (Note 2). Stratus' debt outstanding at September 30, 2002 consisted of the following:

     * $10.0 million of borrowings outstanding under its two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

     * $13.5 million of borrowings under its $25.0 million ($23.8 million currently available, see below) revolver component of the Comerica Bank- Texas (Comerica) credit facility, which matures in April 2004.

     * $3.1 million of net borrowings under the $5.0 million term loan component of the Comerica facility. Stratus borrowed $4.6 million under the term loan during the second quarter of 2002 and subsequently repaid $1.5 million of the balance, including $1.1
       million during the third quarter of 2002.   Some of the Mirador
       subdivision lots within the Barton Creek community are currently serving as collateral for the term loan component of the credit facility.

     * $12.8 million of borrowings under the 7000 West project loan that were previously unconsolidated until the purchase of Olympus' 50.1 percent ownership interest in 7000 West. This project loan was scheduled to mature on August 24, 2002; however, Stratus exercised its option to extend the maturity of the loan by one year to August 24, 2003. The borrowings under this project loan are reflected as a current liability in the accompanying balance sheet.

     * $5.5 million of borrowings under its 7500 Rialto Drive project loan, which matures in June 2003, with an option to extend the loan for one year, if Stratus meets certain leasing and other criteria. Stratus does not currently meet the required conditions to exercise the option to extend the maturity of the project loan. Accordingly, the balance of the loan is reflected as a current liability in the accompanying balance sheet.

     The availability under the $30 million Comerica credit facility was reduced to $28.8 million to satisfy the $1.2 million interest reserve account requirement at September 30, 2002. For a discussion of Stratus' bank credit facilities see Note 5 included in the "Notes To Financial Statements" included in its 2001 Annual Report on Form 10-K.

7.  CIRCLE C DEVELOPMENT PLAN AGREEMENT
On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement and permanent zoning for Stratus' 1,273 acres located within the Circle C community in
southwest Austin.   These approvals permit development of one
million square feet of commercial space and 1,730 residential units. The City also provided Stratus $15 million of incentives in connection with its future development of its Circle C and other Austin-area properties, including waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects. As of September 30, 2002, Stratus has used less than $0.1 million of its City-based incentives. This development agreement firmly establishes all essential municipal development regulations applicable to Stratus' Circle C properties for thirty years. The Circle C development agreement and related documents were signed and became effective on August 15, 2002.

8.  RECLASSIFICATIONS, RESTRICTED CASH AND INTEREST COST
Reclassifications. Certain prior year amounts have been reclassified to conform to the year 2002 presentation.

Restricted Cash. At September 30, 2002, Stratus had restricted cash deposits totaling $0.2 million, which reflects the deposited funds used to purchase the fractional shares of Stratus' common stock resulting from its stock split transactions (see Note 8 of "Notes To Financial Statements" included in Stratus' 2001 Annual Report on Form 10-K).

Interest Costs. Interest expense excludes capitalized interest of $0.5 million in the third quarter of 2002, $0.4 million in the third quarter of 2001, $1.4 million for the nine months of 2002 and $0.9 million for the nine months of 2001.

9. BUSINESS SEGMENTS
As a result of completing transactions between Stratus and Olympus in February 2002 (Note 2), Stratus now has two operating segments, "Real Estate Operations" and "Commercial Leasing." Stratus' commercial leasing segment was established when Stratus acquired Olympus' 50.1 percent interest in 7000 West in February 2002. The commercial leasing segment currently consists of the 140,000-square foot Lantana Corporate Center office complex, which includes two fully-leased 70,000-square foot office
buildings.   During the third quarter of 2002, Stratus completed
its 75,000 square-foot office building at Rialto Drive and began including the associated results within the commercial leasing segment. Stratus' real estate operations segment is comprised of all of its developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture, its Circle C community properties and the properties in Lantana other than its office buildings.

     The segment data presented below was prepared on the same basis as the Stratus consolidated condensed financial statements.
Real estate was Stratus' only operating segment until February
27, 2002 as discussed above.


                              Real Estate   Commercial
                              Operations a   Leasing     Total
                               ---------    --------   ---------
Third Quarter 2002:
Revenues                       $   3,762    $    817   $   4,579
Cost of sales                     (2,759)       (606)     (3,365)
Depreciation                         (28)       (216)       (244)
General and administrative
  expense                           (947)       (111)     (1,058)
                               ---------    --------   ---------
Operating income (loss)        $      28    $   (116)  $     (88)
                               =========    ========   =========
Total assets                   $ 116,294    $ 23,790   $ 140,084
                               =========    ========   =========
Capital expenditures           $   2,826    $    574   $   3,400
                               =========    ========   =========

Nine Months Ended September
30, 2002:
Revenues                       $   8,169    $  1,731   $   9,900
Cost of sales                     (4,932)     (1,159)     (6,091)
Depreciation                         (87)       (484)       (571)
General and administrative
  expense                         (3,056)       (358)     (3,414)
                               ---------    --------   ---------
Operating income (loss)        $      94    $   (270)  $    (176)
                               =========    ========   =========
Capital expenditures           $   8,136    $  1,709   $   9,845
                               =========    ========   =========


a. Includes sales commissions, management fees and other revenues together with related expenses.

                Report of Independent Accountants



To the Board of Directors and Shareholders of Stratus Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (the "Company") as of September 30, 2002, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2002 and the consolidated statement of cash flows for the nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management. The financial statements of Stratus Properties Inc. as of December 31, 2001, and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 4, 2002.

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





/s/ PricewaterhouseCoopers LLP

Austin, Texas
November  4, 2002

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

    We acquire, develop, manage and sell commercial and residential real estate almost exclusively in the Austin, Texas area. In February 2002, as a result of completing certain transactions (see "Transactions with Olympus Real Estate Corporation" below), we acquired the remaining 50 percent of a 140,000-square-foot office complex that consists of two office buildings located in Austin, Texas. During the third quarter of 2002, we completed a 75,000-square-foot office building in Austin, Texas, which is now ready for occupancy.

                         DEVELOPMENT ACTIVITIES

     On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement and permanent zoning for our 1,273 acres located within the Circle C community in
southwest Austin.   These approvals permit development of one
million square feet of commercial space and 1,730 residential units. The City also provided us $15 million of incentives in connection with our future development of our Circle C and other Austin-area properties, including waivers of fees and reimbursement for certain infrastructure costs. In addition, we can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects. As of September 30, 2002, we have used less than $0.1 million of our City-based incentives. This development agreement firmly establishes all essential municipal development regulations applicable to our Circle C properties for thirty years. The Circle C development agreement and related documents were signed and became effective on August 15, 2002.

     Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots; Wimberly Lane II - 47 lots; and "Calera Drive" - 155 lots. We commented development of the initial phase of Calera Drive, which includes 17 condominium units on 19 acres. Development of the second phase, which will include 53 single-family lots, some of which adjoin the Fazio Canyons golf course, is currently planned for 2003. Development of the third and last phase, which will include approximately 70 single-family lots, is not anticipated until after 2003.

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

      In February 2002 we concluded our business relationship with Olympus, completing the following transactions:

 * We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.
 * We acquired Olympus' ownership interest in the Barton Creek Joint Venture for $2.4 million.
 * We acquired Olympus' ownership interest in 7000 West for $1.5 million. In connection with this acquisition, we assumed $12.9 million of debt and included it in our balance sheet at

   March 31, 2002. We subsequently repaid approximately $0.1 million of these borrowings and our balance for this loan totaled $12.8 million at September 30, 2002.
 * We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

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

                      RESULTS OF OPERATIONS

    Summary operating results follow (in thousands):



                                        Third Quarter       Nine Months
                                      -----------------  -----------------
                                        2002     2001      2002     2001
                                      -------   -------  -------  --------
Revenues:
Undeveloped properties:
 Unrelated parties                    $ 2,068   $ 3,250  $ 3,983  $  9,623
 Recognition of deferred revenues         -         840      -       3,479
                                      -------   -------  -------  --------
   Total undeveloped properties         2,068     4,090    3,983    13,012
Developed properties                    1,558       -      3,283       -
Rental income                             817       -      1,731       -
Commissions, management fees and other    136       369      903       996
                                      -------   -------  -------  --------
Total revenues                        $ 4,579   $ 4,459  $ 9,900  $ 14,098
                                      =======   =======  =======  ========

Operating income (loss)               $   (88)  $ 2,946  $  (176) $  4,084
                                      =======   =======  =======  ========
Net income                            $   (89)  $ 3,056  $   653  $  4,166
                                      =======   =======  =======  ========

Operating Results
     Our revenues during the third quarter of 2002 totaled $4.6 million, which included the sale of 11 acres of undeveloped commercial real estate in Houston, Texas ($1.4 million) and a nine-acre fire station site in the Circle C community ($0.7 million), the sale of two developed residential estate lots at the Mirador subdivision ($1.2 million) and one at the Escala subdivision ($0.4 million) within the Barton Creek community in Austin, Texas and management fees and sales commissions. Our rental income during the third quarter of 2002 included rental income from the two fully-leased office buildings held by 7000 West, which was acquired in the Olympus transactions (see "Transactions with Olympus Real Estate Corporation" above). Our revenues for the third quarter of 2001 totaled $4.5 million, which included the sale of a 41-acre tract in Austin Texas. Our revenues during the third quarter of 2001 also included the recognition of previously deferred revenues primarily associated with the sale of the multi-family tract at Rialto Drive within the Lantana Project in southwest Austin as discussed further below, and management fees and sales commissions. See below for a discussion regarding our commissions, management fees and other revenues.

     Our revenues for the nine months ended September 30, 2002 totaled $9.9 million compared with $14.1 million during the comparable period in 2001. In addition to our third-quarter sales discussed above, our revenues during the nine months ended September 30, 2002 included the sale of 19 acres of undeveloped multi-family estate in San Antonio, Texas in the second quarter of 2002, two Mirador subdivision lots in the second quarter of 2002 and two Escala Drive residential estate lots during the first quarter of 2002. We have recorded rental income subsequent to our acquisition of 7000 West in February 2002. In addition to the third-quarter revenues discussed above, our revenues during the nine months ended September 30, 2001 included the second-quarter 2001 sale of 112 acres of undeveloped residential property in Houston, Texas ($2.7 million), the sale of 10 acres of undeveloped multi-family property in Dallas, Texas ($1.7 million) and one 17-acre tract sale in Austin, Texas ($2.0 million). Our revenues during the nine-month period in 2001 also included the recognition of $3.5 million of previously deferred revenues, as further discussed below, and $0.6 million of management fees and sales commissions during the first half of 2001.

      The majority of the deferred revenue recognized during the nine months ended September 30, 2001 was associated with the sale of a 36.4-acre multi-family Lantana tract in December 2000. In this transaction we sold the property for $5.3 million, but deferred $3.5 million of the revenues and $1.6 million of the related operating income. We recognized a pro rata portion of these deferred amounts as the required infrastructure construction was completed. During the nine-month period of 2001, our construction activities resulted in our recognizing $3.3 million of the deferred revenues and $1.6 million of the
operating income during that period.   See "Results of
Operations" included within Items 7. and 7A. of our 2001 Annual Report on Form 10-K for a discussion regarding the completion of construction and full recognition of this deferred revenue and
related gain during 2001.   The remainder of deferred revenue
recognized during the nine-month period of 2001 reflects lot sales by the Barton Creek Joint Venture (see below).

      When we sold real estate to an entity we jointly owned with Olympus, we deferred recognizing revenues from the sale related to our ownership interest until sales were made to unrelated parties. The sale of two Wimberly Lane single-family homesites by the Barton Creek Joint Venture during the first quarter of 2001 resulted in our recognition of previously deferred revenues of less than $0.1 million for the period. During the third quarter of 2001 we sold one Escala Drive subdivision lot resulting in the recognition of less than $0.1 million of previously deferred revenues for that period. There were no sales by the Barton Creek Joint Venture during the second quarter of 2001. In connection with our transactions with Olympus in February 2002, we reduced the carrying amount of the related real estate by $1.1 million of deferred gain associated with our previous land sales to the Barton Creek Joint Venture and by $0.8 million of deferred gain associated with our previous land sales to 7000 West.

    Commissions, management fees and other revenues totaled $0.1 million during the third quarter of 2002 and $0.9 million for the nine months ended September 30, 2002 compared with $0.4 million and $1.0 million during the comparable periods of 2001. The decreases during the 2002 periods from the comparable periods last year primarily reflects the termination of our joint venture arrangements with Olympus. Prior to February 2002, we received sales commissions and management fees from the Barton Creek Joint Venture, the Walden Partnership and 7000 West. Our sales commissions from the joint ventures totaled $0.1 million for both the third quarter and nine months ended September 30, 2001. Our management fees also include fees associated with our management of the 2,200-acre Lakeway Project, near Austin, Texas (see "Capital Resources and Liquidity" below).

    Cost of sales totaled $3.6 million during the third quarter of 2002 compared with $0.6 million during the third quarter of 2001. The increase between the comparable periods reflects the higher costs associated with the undeveloped property sales during the third quarter of 2002, compared with the approximate $0.1 million cost associated with the sale of the 41-acre tract during the third quarter of 2001. The increase in cost of sales during the third quarter of 2002 also reflects the costs of the lot sales at the Mirador and Escala subdivisions as well as the costs associated with the two office buildings we acquired in February 2002. The results of both the Barton Creek Joint Venture and 7000 West were unconsolidated before February 27, 2002. Our cost of sales for each of the nine months periods ended September 30, 2002 and 2001 totaled $6.6 million. Our cost of sales during the nine months ended September 30, 2002 included $1.2 million of costs associated with 7000 West following its acquisition in February 2002. These rental costs and the higher costs of the properties sold during the third quarter of 2002 (see above) were offset by the substantial costs of the undeveloped properties we sold during the second quarter of 2001 (see above).

    Our general and administrative expense totaled $1.1 million during the third quarter of 2002 and $3.4 million for the nine months ended September 30, 2002, compared with $0.9 million during the third quarter of 2001 and $3.4 million for the nine months ended September 30, 2001. The increase between the comparable third quarter periods reflects certain payments of franchise taxes and increased insurance costs reflecting the completion of our new 75,000 square-foot office building at 7500 Rialto Drive and increased premium costs over the prior year. Our general and administrative expense during the nine months ended September 30, 2002 included certain costs associated with completing the transactions with Olympus.

Non-Operating Results
    Interest expense, net of capitalized interest, totaled $0.2 during the third quarter of 2002 and $0.4 million for the nine months ended September 30, 2002 compared with $0.4 million during the nine months ended September 30, 2001. All our interest expense during the third quarter of 2001 was capitalized. Capitalized interest totaled $0.5 million in the third quarter of 2002 and $1.4 million for the nine months ended September 30, 2002. Capitalized interest totaled $0.4 million in the third quarter of 2001 and $0.9 million for the nine months ended September 30, 2001. The increase in capitalized interest reflects the higher average balance of our borrowings outstanding during 2002 over amounts outstanding during the comparable 2001 periods, partially offset by a decrease in our current development activities (see "Capital Resources and Liquidity" below).

    Other income totaled $0.3 million during the nine months ended September 30, 2002, which represented the gain from the sale of our interest in the Walden Partnership (see "Transactions with Olympus Real Estate Corporation" above). Other income during the nine months ended September 30, 2001 totaled $0.2 million, which resulted from an adjustment to our workers compensation insurance accrual.

                 CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities totaled $6.8 million during the nine months ended September 30, 2002 and $2.9 million during the nine months ended September 30, 2001. The increase between the comparable nine-month periods primarily reflects a $1.7 million payment on a note receivable from an Austin property sale, the receipt of a $1.1 million Barton Creek municipal utility district reimbursement payment, and distributions from the Lakeway Project (see below). Cash used in investing activities totaled $8.3 million during the nine months ended September 30, 2002 compared with $21.5 million during the same period last year, reflecting a decrease in our net real estate and facilities expenditures because of the current reduction of our development activities. Also, during the first quarter of 2001 we made a $2.0 million investment in the Lakeway project, near Austin, Texas. During the nine months ended September 30, 2002, we received cash disbursements from the Lakeway Project totaling $1.5 million, which resulted in the return of $1.2 million of our investment in the project (see below). Our investing activities during 2002 also reflect the receipt of $0.4 million of net cash proceeds in connection with the closing of the Olympus transactions in February 2002 (see "Transactions with Olympus Real Estate Corporation" above).

     Our financing activities used cash of $1.1 million during the nine months ended September 30, 2002 compared with providing
cash of $11.3 million during the same period last year.   During
the nine months ended September 30, 2002 our financing activities reflected $4.6 million of net borrowings under our Comerica credit facility, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002 (see "Transactions with Olympus Real Estate Corporation" above). We borrowed $2.0 million under our 7500 Rialto Drive project loan and repaid $0.1 million on our 7000 West project loan during the
nine months ended September 30, 2002.   We also purchased our
mandatorily redeemable preferred stock held by Olympus for $7.6
million.   The cash provided by our financing activities during
the nine months ended September 30, 2001 represented $9.7 million of net borrowings under our revolving line of credit, $5.0 million borrowing under an unsecured term loan offset in part by the repayment of the entire $3.2 million balance under our previous convertible debt facility with Olympus (see Note 2 of "Notes To Financial Statements included in our 2001 Annual Report on Form 10-K).

     At September 30, 2002, we had debt of $44.9 million compared to debt of $25.6 million at December 31, 2001. The increase in debt during the first nine months of 2002 included the $12.9 million of debt we assumed in connection with our acquisition of Olympus' 50.1 percent ownership interest in 7000 West and the additional borrowings under our revolving line of credit used to fund the Olympus transactions (see "Transactions with Olympus Real Estate Corporation" above). Our debt outstanding at September 30, 2002 consisted of the following:

   * $10.0 million of borrowings outstanding on our two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

   * $13.5 million of borrowings under our $25.0 million ($23.8 million currently available, see below) revolver component of the Comerica Bank-Texas (Comerica) credit facility, which matures in April 2004.

   * $3.1 million of net borrowings under the $5.0 million term loan component of the Comerica facility. During the second quarter of 2002, we borrowed $4.6 million under the term loan and subsequently we have repaid $1.5 million of the balance, including $1.1 million during the third quarter of 2002. Some of the Mirador lots are currently serving as collateral for the term loan component of the credit facility.

   * $12.8 million of borrowings under the 7000 West project loan that were previously unconsolidated until we purchased Olympus'
      50.1 percent ownership interest in 7000 West. This project loan is scheduled to mature on August 24, 2003. Accordingly, the balance of the loan is reflected as a current liability in the accompanying balance sheet.

  * $5.5 million of borrowings under our 7500 Rialto Drive project loan, which matures in June 2003, with an option to extend the loan for one year, if we meet certain leasing and other criteria. We do not currently meet the required conditions to exercise the option to extend the maturity of the project loan. Accordingly, the balance of the loan is reflected as a current liability in the accompanying balance sheet.

     The total availability under the $30.0 million Comerica credit facility was reduced to $28.8 million to satisfy the $1.2 million interest reserve account requirement at September 30, 2002. With respect to the $12.8 million of borrowings under the 7000 West project loan, which matures in August 2003, and the $5.5 million of borrowings under the 7500 Rialto Drive project loan, which matures in June 2003; we plan to enter into negotiations with the existing lender to extend the maturities of these obligations or to otherwise obtain new financings to fund the obligations, at their maturities. Maintaining our financial liquidity is dependent on our extending or refinancing these obligations. For a discussion of our bank credit facilities, see
Note 5 included in the "Notes To Financial Statements" of our 2001 Annual Report on Form 10-K.

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

     In the second quarter of 2001, we negotiated the sale of substantially all the Schramm Ranch property to a single purchaser. In return for our securing the required entitlements,
the sale was to be completed in four planned phases.   We secured
all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001. During the first half of 2002, the purchaser closed on the third sale installment in March 2002 and on the fourth and final sale installment in June 2002. In connection with the third sales installment, we received a cash distribution of $0.8 million in May 2002 and we received a cash distribution of $0.7 million associated with the fourth
sales installment in July 2002.   We have now received a total of
$2.7 million of cash distributions from the Lakeway project, which represents a $1.8 million return of our original $2.0 million investment and $0.9 million of income. We are entitled to 40 percent of the future proceeds associated with the future sale of a 5-acre commercial tract still remaining at the Schramm Ranch property, which is being actively marketed.

     Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate values, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements. Significant development expenditures remain to be incurred for our Austin-area properties prior to their eventual sale. As a result of our settlement of certain entitlement and reimbursement issues with the City during 2000, we initiated a plan to develop a significant portion of our Austin-area properties and incurred capital expenditures for 2001 totaling $23.1 million. Capital expenditures for the nine months ended September 30, 2002 totaled $9.8 million compared to $19.5 million during the same period in 2001.

      As a result of our development activities and our acquisition of the Barton Creek Joint Venture, we now have an adequate inventory of developed lots to satisfy the near-term demand for estate lots in Austin, as well as an additional 75,000 square feet of office space ready for leasing as the Austin
economy starts its eventual recovery.   Accordingly, although we
may continue to develop our Austin-area properties during the next year, we expect to do so at a much more conservative pace as we continue to monitor the economic environment in Austin.

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

Item 4.  Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus Properties Inc. (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.

     (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.
SOS LITIGATION: The Save Our Springs Alliance and Circle C Neighborhood Association vs. The City of Austin, Circle C Land Corp., and Stratus Properties Inc., Cause No. GN 202018 (Travis County 261st Judicial District Court of Texas filed June 24,
2002). In an effort to prevent the City of Austin and Stratus Properties Inc. from reaching a settlement concerning development of the Circle C Project, the Save Our Springs Alliance, a non-profit public-interest corporation, and the Circle C Neighborhood Association, an unincorporated association, filed a lawsuit against the City of Austin, Stratrus Properties Inc., and its subsidiary, Circle C Land Corp. on June 24, 2002. In their petition, Plaintiffs request judicial declarations that (i) the City of Austin's Save Our Springs Ordinance is exempt from Chapter 245 of the Texas Local Government Code ("Chapter 245");
(ii) Chapter 245 is an unconstitutional intrusion of the municipal authority of Texas home-rule cities; (iii) under the Texas Constitution, the City of Austin has the authority and duty to apply the SOS Ordinance and its zoning authority to Stratus' Circle C properties; and (iv) residents of the Circle C community, including Plaintiffs, are entitled to full application of the City's current watershed protection ordinances and the City's zoning powers. Stratus believes that the Plaintiffs' claims have either been previously adjudicated or are moot as a result of the City and Stratus reaching a settlement and will vigorously defend its position.


Item 6.  Exhibits and Reports on Form 8-K.

 (a) The exhibits to this report are listed in the Exhibit
     Index beginning on page E-1 hereof.

 (b) During the period covered by this Quarterly Report on Form 10-Q and through November 13, 2002, the registrant filed two Current Reports on Form 8-K reporting events under Item 4 dated July 15, 2002 and August 14, 2002.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     STRATUS PROPERTIES INC.

                     By:  /s/ John E. Baker
                        -------------------------
                              John E. Baker
                        Senior Vice President and
                         Chief Financial Officer

Date:  November 14, 2002

                          CERTIFICATIONS

I, William H. Armstrong III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stratus Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                             /s/ William H.Armstrong III
                            ----------------------------
                                 William H. Armstrong III
                           Chairman of the Board, President
                              and Chief Executive Officer

I, John E. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stratus Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                  /s/ John E. Baker
                                 ----------------------
                                      John E. Baker
                                  Senior Vice President
                               and Chief Financial Officer


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

10.18 Development Agreement dated August 15, 2002 between Circle C Land Corp. and City of Austin.

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

15.1 Letter dated November 14, 2002, from PricewaterhouseCoopers LLP regarding the unaudited financial statements.