Form 10-K
period 2002-12-31
STRATUS PROPERTIES INC
filed 2003-03-28
CIK 885508

 4q0210-k.doc  (4Q0210-K.DOC;1)

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

x

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

¨

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From .......... to ..........

Commission file number 0-19989

Stratus Properties Inc.

(Exact name of Registrant as specified in Charter)

 Delaware

  72-1211572

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

            98 San Jacinto Blvd., Suite 220

            Austin, Texas

       78701

        (Address of principal executive offices)

                      (Zip Code)

Registrant’s telephone number, including area code:  (512) 478-5788

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.01 per Share

Preferred Stock Purchase Rights

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes_  No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3 5 , 3 00,000 on March 1 8 , 200 3 and was approximately $40,100,000 on June 28, 2002 .

On March 1 8 , 200 3 , 7,11 8 , 4 95 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding , and on June 28, 2002, 7,115,995 shares of Common Stock were outstanding .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be submitted to the registrant’s stockholders in connection with its 2002 Annual Meeting to be held on May 1 5 , 200 3 , are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Report.

TABLE OF CONTENTS

Page

Part I

1

Item 1.  Business

1

Overview

1

Company Strategies

1

Credit Facility

3

Transactions with Olympus Real Estate Corporation

3

Regulation and Environmental Matters

4

Employees

4

Risk Factors

4

Item 2.

Properties

  7

Item 3.

Legal Proceedings

  8

Item 4.

Submission of Matters to a Vote of Security Holders

  9

Executive Officers of the Registrant

  9

Part II

  10

Item 5.

Market for Registrant’s Common Equity and Related

Stockholder Matters

  10

Item 6.

Selected Financial Data

  11

Items 7. and 7A. Management’s Discussion and Analysis of Financial

Condition and Results of Operations and Disclosures

about Market Risks

  11

Item 8.

Financial Statements and Supplementary Data

    23

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

   45

Part III

   45

Item 10.

Directors and Executive Officers of the Registrant

   45

Item 11.

Executive Compensation

   45

Item 12.

Security Ownership of Certain Beneficial Owners and Management

   45

Item 13.

Certain Relationships and Related Transactions

   46

Item 14. Controls and Procedure s

   46

Part IV

  46

Item 1 5 ..

Exhibits, Financial Statement Schedules and Reports on Form 8-K

  46

Signatures

S-1

Financial Statement Schedules

F-1

Exhibits

E-1

PART I

Item 1.  Business

All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.stratusproperties.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports.  These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

Overview

We are engaged in the acquisition, development, management and sale of commercial and residential real estate properties. We conduct real estate operations on properties we own and, until February 27, 2002, through unconsolidated affiliates that we jointly owned with Olympus Real Estate Corporation (Olympus) (see “Transactions with Olympus Real Estate Corporation” below).  All subsequent references to “Notes” refer to the Notes to Financial Statements located in Item 8 elsewhere in this Form 10-K.

Our principal real estate holdings are currently in southwest Austin, Texas.  Our most significant holdings include 2,039 acres of undeveloped residential, multi-family and commercial property and 48 developed residential estate lots located within the Barton Creek community; 436 acres of undeveloped residential, multi-family and commercial property within the Lantana project and 1,025 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch community.

We also own three completed office buildings within the Lantana project.  During 2001, we commenced construction of a 75,000-square-foot office building at 7500 Rialto Drive.  We completed the construction of this building during 2002.  In February 2002, we acquired two fully leased 70,000-square-foot office buildings (the Lantana Corporate Center) in connection with the transactions that ended our business relationship with Olympus (see “Transactions with Olympus Real Estate Corporation” below and Note 2).

We also own two acres of undeveloped commercial property in Houston, Texas, and two acres of undeveloped multi-family property located in San Antonio, Texas.

Company Strategies

From our formation in 1992 through 2000 , our primary objectives have been to reduce our indebtedness and increase our financial flexibility.   In pursuing these objectives , we had reduced our debt to $8.4 million at December 31, 2000 from $493.3 million in March 1992.  As a result of the settlement of certain development-related lawsuits (Note 9) and an increasing level of cooperation between the City of Austin (the City) and us , regarding the development of our properties , we substantially increased our development activities during 2001 and 2002 (see below), which has resulted in our debt increasing to $25.6 million at December 31, 2001 and $44.8 million at December 31, 2002.  The increase in our debt during 2002 also includes the debt we assumed ($12.7 million) following our transactions with Olympus in February 2002.  We have funded our development activities and our transactions with Olympus primarily through our expanded credit facility (see “Credit Facility” below and Note 5), which was established as a result of the positive financing relationship we have built with Comerica Bank-Texas over the past several years.  This credit facility, together with other sources of financing, has increased our financial flexibility, allowing us to fully concentrate our efforts on developing our properties and increasing shareholder value.  Key factors in our progress towards accomplishing these goals include:

•

Our overall strategy is to enhance the value of our Austin properties by securing and maintaining development entitlements and developing and building real estate projects for sale or investment, thereby increasing the potential return from our core assets.

During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek and by the end of 2000, 72 of the lots had been sold.  We sold two additional Wimberly Lane lots during 2001.  Also during 1999, we completed and leased the first 70,000-square-foot office building at the 140,000-square-foot Lantana Corporate Center.  Construction and leasing of the second 70,000-square-foot office building was completed during the third quarter of 2000.  We are continuing to develop several new subdivisions around the new Tom Fazio designed “Fazio Canyons” golf course at Barton Creek including the construction of 54 multi-acre residential lots during the first half of 2000 at the Escala Drive subdivision at Barton Creek.  We sold 32 of the Escala Drive lots during 2000 and one Escala Drive lot during 2001.  In February 2002, in connection with transactions with Olympus we acquired the remaining residential lots in the Wimberly Lane and Escala Drive subdivisions, as well as the two Lantana Corporate Center office buildings.

•

We have make s ignificant progress in obtaining the permitting necessary for additional Austin-area property development.

On August 1, 2002, the City granted final approval of a development agreement and permanent zoning for our 1,273 acres located within the Circle C community.  These approvals permit development of one million square feet of commercial space and 1,730 residential units.  The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs.  Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects.  As of December 31, 2002, we have used less than $0.1 million of our City-based incentives.  This development agreement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for thirty years.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including:  Versant Place - 54 lots; Wimberly Lane II - 47 lots; and “Calera Drive” - 155 lots.  We have commenced development of the initial phase of Calera Drive, which includes 17 courtyard homes located within a 19 acre site.  Development of the second phase, which will include 53 single-family lots, some of which adjoin the Fazio Canyons golf course, is currently expected to commence in late 2003.  Development of the third and last phase, which will include approximately 70 single-family lots, is not anticipated until after 2003.

During 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project.   This agreement reflect ed a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment (Note 9).  With this agreement, we c ompleted the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below) and approximately 330 residential lots.

In the fourth quarter of 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana project.  The required infrastructure development at the site, known as “Rialto Drive,” was completed during the fourth quarter of 2001. Construction of the first of two 75,000-square-foot office buildings at Rialto Drive (7500 Rialto) is substantially complete.  Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which were constructed by an apartment developer that purchased our 36.4-acre multi-family tract in December 2000 (see “Results of Operations” located in Items 7. and 7A. elsewhere in this Form 10-K).

We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000.  This subdivision, Mirador, is now complete and marketing efforts have commenced.  Mirador adjoins the Escala Drive subdivision, which was previously owned by the Barton Creek Joint Venture (see “Transactions with Olympus Real Estate Corporation” below).  We currently own 30 estate lots in the Mirador subdivision, averaging approximately 3.5 acres in size.

•

We believe that we have the right to receive over $30 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2002, we had approximately $12 million of these expected future reimbursements recorded as a component of “Real estate and facilities” on our balance sheet.  The remaining reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994.  Additionally, substantial additional costs eligible for reimbursement will be incurred in the future as our development activities at Barton Creek continue.  We received a total of $7.1 million of Circle C Municipal Utility District (MUD) reimbursements during 2000 (in addition to the $10.3 million received during 1999) in settlement of our remaining Circle C infrastructure claim against the City (Note 9).  We received a total of $7.2 million of infrastructure reimbursements during 2002, including $6.5 million of Barton Creek MUD reimbursements.  Our Barton Creek MUD reimbursements during 2002 included a $1.1 million payment received in May that was previously associated with the unconsolidated Barton Creek Joint Venture, which we previously jointly-owned with Olympus.

•

We will continue to preserve and vigorously defend our rights to the development entitlements of all our properties, but aggressive attempts by certain parties to restrict growth in the area of our holdings have had and may continue to have a negative effect on near term development and sales activities.

•

In recent years we have expanded our real estate management activities and have been retained by third parties to provide management and development assistance on selective real estate projects near Austin , as further discussed below ..

    In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project.  Under the agreement, we receive enhanced management and development fees and sales commissions, as well as a net profits interest in the project.  Lakeway project distributions are made to us as sales installments close.  We receive a 28 percent share of the Lakeway project distributions until such distributions exceed our initial $2.0 million investment in the project plus a stated annual rate of return, at which time our future share of the Lakeway project distributions will increase to 40 percent.  During the second quarter of 2001, we negotiated an agreement to sell the entire Schramm Ranch property (except for a 5-acre commercial site) to a single purchaser for $11.0 million, conditioned on obtaining certain entitlements.  During 2001, we secured all the entitlements necessary for the future development of the Schramm Ranch property and the purchaser closed all four of the planned sales installments.  We have received a total of $2.7 million of cash distributions from the Lakeway project.  We expect to sell the remaining 5-acre commercial site during 2003 and receive a 40 percent share of the related sales proceeds.

•

We also continue to investigate and pursue opportunities for new projects that would require minimal capital from us yet offer the possibility of acceptable returns and limited risk.  However, until the Austin real estate market improves, our available cash flow and cash flow requirements may preclude any near-term expansion.

Credit Facility

We have established a banking relationship with Comerica Bank-Texas (Comerica) that has substantially enhanced our financial flexibility.  Since December 1999, we have had a minimum of $30 million of borrowing availability under a credit facility agreement with Comerica, subject to certain conditions.  The credit facility has subsequently been amended twice, with each amendment reducing borrowing restrictions under the facility.  The most recent Comerica credit facility amendment was finalized in December 2001.  Currently, the terms of the credit facility provide for a $25 million revolving credit facility and a $5 million loan designed to provide funding for certain development costs.  These development costs already have been incurred and the related development loan proceeds are available for borrowing at our discretion.  At December 31, 2002, we had borrowings outstanding of $13.5 million under the revolving credit facility and $3. 1 million under the term loan portion of the facility.  The credit facility with Comerica is scheduled to mature in April 2004.  We had $28.2 million of additional debt at December 31, 2002 representing borrowings associated with two $5 million unsecured term loans and $5.5 million of borrowings on a project loan facility for the 7500 Rialto Drive office building project (see “Company Strategies” above) and $12.7 million associated with the debt we assumed after acquiring the two office buildings in February 2002, that we previously owned jointly with Olympus.  For a further discussion of the credit facility and our other long-term financing arrangements, see Note 5 and “Capital Resources and Liquidity – Credit Facilities and Other Financing Arrangements” located in Items 7. and 7A. elsewhere in this Annual Report on Form 10-K.

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

The first two joint ventures were formed on September 30, 1998.  The first provided for the development of a 75 residential lot project at the Barton Creek Wimberly Lane subdivision.  We sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for our equity interest.   The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus purchased in April 1998 and we managed from Olympus’ acquisition through February 2002 (see below).   We acquired our interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility.  During the third quarter of 1999, we formed a third joint venture associated with the construction of the first 70,000-square-foot office building at the Lantana Corporate Center (7000 West).   In this transaction, we sold 5.5 acres of commercial real estate to the joint venture for $1.0 million. In December 1999, we sold 174 acres of our Barton Creek residential property to the joint venture initially formed to develop the lots at the Wimberly Lane subdivision (see above) for $11.0 million.   The land was developed into 54 multi-acre single-family residential lots, which are the largest lots developed to date within the Barton Creek community.  In the first quarter of 2000, we sold an additional 5.5 acres of commercial real estate to 7000 West for $1.1 million.   Construction of the second 70,000-square-foot office building was completed in the third quarter of 2000.  For a detailed discussion of these transactions see “Joint Ventures with Olympus Real Estate Corporation” located in Items 7. and 7A. and Note 2 located elsewhere in this Annual Report on Form 10-K.

We repaid all our borrowings on the convertible debt facility during the second quarter of 2001, and terminated the facility in August 2001 (Note 2).  In February 2002, we concluded our business relationship with Olympus by completing the following transactions:

•

We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million .

•

We acquired Olympus’ ownership interest in the Barton Creek Joint Venture for $2.4 million .

•

We acquired Olympus’ ownership interest in the 7000 West Joint Venture for $1.5 million.   In connection with this acquisition, we assumed the debt outstanding for 7000 West, which at December 31, 2001 totaled $12.9 million.  Related amounts outstanding were included in our consolidated balance sheet commencing in the first quarter of 2002 .

•

We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek and 7000 West Joint Ventures, through borrowings available to us under our $25 million revolving credit facility agreement (see above, “Capital Resources and Liquidity – Credit Facilities ad Other Financing Arrangements”, within Items 7. and 7A. and Note 5 located elsewhere in this Annual Report on Form 10-K.).

For a detailed discussion of our Olympus transactions see “Joint Ventures with Olympus Real Estate Corporation” and “Capital Resources and Liquidity - Olympus Relationship” located within Items 7. and 7A. and Notes 2, 3 and 4 located elsewhere in this Annual Report on Form 10-K.

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

We have made , and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities.  Emphasis on environmental matters will result in additional costs in the future. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

Employees

We currently have 21 employees, who manage our operations.   We also contract personnel to perform certain management and administrative services, including administrative, accounting, financial, tax, and other services, under a management services agreement.   We may terminate this contract on an annual basis.  The cost of t hese services totaled $0.3 million in 2002, $0.4 million in 2001 and $1.0 million in 2000.

Risk Factors

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings “Business,” “Properties,” “Market for Registrant’s Common Equity and Related Stockholder Matters,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks” regarding our financial position and liquidity, payment of dividends, strategic plans, future financing plans, development and capital expenditures, business strategies, and our other plans and objectives for future operations and activities.

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

We are vulnerable to risks because our operations are currently exclusive to the Austin, Texas market.  Our real estate activities are almost entirely located in Austin, Texas.  Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Austin economy affects our sales and consequently the underlying values of our  properties.  The Austin economy is heavily influenced by conditions in the technology industry.  As the technology market weakens, as is the current condition, we experience reduced sales, primarily affecting our “high-end” properties, which can significantly affect our financial condition and results of operations.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development operations.   S ignificant capital resources will be required to fund our development expenditures.  Our performance continues to be dependent on future cash flows from real estate sales, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

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

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.   The market and economic conditions may significantly affect rental rates.  Occupancy and rental rates in our market in turn, may significantly our profitability and our ability to satisfy our financial obligations.  The risks that may affect conditions in our market include the following:

•

the economic climate, which may be adversely impacted by industry slowdowns and other factors;

•

local conditions, such as oversupply of office space and the demand for office space;

•

the inability or unwillingness of tenants to pay their current rent or rent increases; and

•

competition from other available office buildings and changes in market rental rates.

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

Certain special interest groups have long opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located.  We are actively opposing these actions.  We currently do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings.   However, because of the regulatory environment that exists in the Austin area and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct.

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

The U.S. military intervention in Iraq, the terrorist attacks in the United States on September 11, 2001, the potential for additional future terrorist acts and the growing tensions between the U.S. and North Korea have created economic, political and social uncertainties that could materially and adversely affect our business.   It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic, political and social uncertainties, including the potential for further terrorist acts, have caused the premiums charged for our insurance coverages to increase significantly.  Moreover, this insurance does not cover damages and losses caused by war.  Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our securities in ways that we cannot predict at this time.

Arthur Andersen LLP, our former auditors, audited certain financial information included in this Form 10-K.  In the event such financial information is later determined to contain false or misleading statements, you may be unable to recover damages from Arthur Andersen LLP.   Arthur Andersen LLP completed its audit of our financial statements for the year ended December 31, 2001, and issued its report with respect to such financial statements on February 4, 2002.  In August 2002, our board of directors, at the recommendation of our audit committee, approved the appointment of PricewaterhouseCoopers LLP as our independent accountants to audit our financial statements for fiscal year 2002.  PricewaterhouseCoopers LLP replaced Arthur Andersen, which had served as our independent auditors since 1992.  Arthur Andersen audited the financial statements that we include in this Form 10-K as of December 31, 2001, and 2000, and for each of the years in the two-year period ended December 31, 2001, as set forth in their reports herein.

In June 2002, Arthur Andersen was convicted of obstructing justice, which is a felony offense.  The SEC prohibits firms convicted of a felony from auditing public companies.  Arthur Andersen is thus unable to consent to the incorporation of its opinion with respect to this Form 10-K.  Under these circumstances, Rule 437a under the Securities Act of 1933 (the “Securities Act”) permits us to file this Form 10-K, which is incorporated by reference into registration statements we have on file with the SEC, without a written consent from Arthur Andersen.  The Securities Act provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.  As a result, with respect to transactions in our securities pursuant to our registration statements that occur after this Form 10-K is filed with the SEC, Arthur Andersen will not have any liability under the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under the Securities Act.

Item 2. Properties

Our acreage to be developed as of December 31, 2002 is provided in the following table.  The acreage to be developed is broken down into anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements.   However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use.

		Potential Development Acreage
	Developed Lots	Single Family	Multi-family	Commercial	Total
Austin
Barton Creek	48	1,117	249	673	2,039
Lantana	-	154	-	282	436
Circle C	-	537	212	276	1,025
Houston
Copper Lakes	-	-	-	2	2
San Antonio
Camino Real	-	-	2	-	2
Total	48	1,808	463	1,233	3,504

The following schedule summarizes the estimated development potential of our Austin- area inventory as of December 31, 2002:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	530	1,860	1,500,000	-
Lantana	330	-	1,220,393	1,462,185
Circle C	830	900	787,500	262,500
Total	1,690	2,760	3,507,893	1,724,685

Item 3.  Legal Proceedings

Various regulatory matters and litigation involving the development of our Austin properties are summarized below.

Joint Venture Suits:   Stratus ABC West I, L.P. v. Oly ABC West I, L.P . Cause No. GN-104206 (126th Judicial Court of Travis County, Texas filed December 26, 2001); Stratus Ventures I Walden, L.P. v. Oly/Houston Walden, L.P .  Cause No. GN-104207 (200th Judicial District Court of Travis County, Texas, filed December 26, 2001); Stratus 7000 West, Ltd. v. Oly Lantana, L.P . Cause No. GN-104208 (201st Judicial District Court of Travis County, Texas, filed December 26, 2001); Oly ABC West I, L.P., Oly/Houston Walden, L.P., Oly Lantana, L.P. v. Stratus ABC West I, L.P., Stratus Ventures I Walden L.P., Stratus 7000 West, Ltd. (191st District Court of Dallas County, Texas, filed December 26, 2001).  In November 2001, Olympus Real Estate Corporation notified Stratus that it was exercising the “buy/sell” provisions contained within the three separate joint venture partnership agreements.  Olympus offered either to sell Stratus its interest in each of the three joint ventures or otherwise to purchase Stratus’ interests in each of the joint ventures.  In December 2001, Stratus notified Olympus of its election to purchase Olympus’ interests in each of the three joint ventures.  A dispute arose over the calculation of the purchase price for each joint venture interest and both Stratus and Olympus filed suits.  Stratus and Olympus subsequently settled out of court and closed on multiple transactions in February 2002 that mutually concluded the business relationship between Stratus and Olympus (see “Transactions with Olympus Real Estate Corporation,” included in Items 1. in “Capital Resources and Liquidity – Olympus Relationship’ in Items 7. and 7A. and Note 2 located elsewhere in this Annual Report on Form 10-K).  These cases have been dismissed with prejudice.

SOS Lawsuit 1:  The Save Our Springs Alliance and Circle C Neighborhood Association v. The City of Austin, Circle C Land Corp., and Stratus Properties Inc. Cause No. GN-202018 (261st Judicial District Court of Travis County, Texas, filed June 24, 2002).  The Save Our Springs Alliance, a non-profit public-interest corporation (“SOSA”), and the Circle C Neighborhood Association, an unincorporated association (“CCNA”) opposed any settlement between the City of Austin and Stratus concerning the development of Circle C.  SOSA and CCNA worked diligently to oppose the proposed settlement in myriad ways, including public protests, mail and other media campaigns, lobbying efforts, and litigation.  In advance of the City Council’s consideration of the settlement proposal, SOSA and CCNA filed a lawsuit against the City of Austin, Circle C Land Corp., and Stratus Properties Inc.  In their petition, Plaintiffs assert the following primary claims:

1.

The City’s Save Our Springs Ordinance (“SOS Ordinance”) is exempt from Chapter 245 of the Texas Local Government Code (the “Grandfathering Statute”).

2.

The City has the authority and duty to apply the SOS Ordinance and its zoning authority to Stratus’ Circle C properties.

3.

Residents of the Circle C community, including Plaintiffs, are entitled to full application of the City’s current watershed protection ordinances, including the SOS Ordinance, and the City’s zoning powers.

Stratus’ Position.  As a result of the City’s approval of the settlement agreement, effective August 15, 2002, certain of Plaintiffs’ requests are now moot.  In order to amend or grant any variance to the SOS Ordinance, six of seven City Council members must approve the amendment or variance.  As a condition to entering into the settlement agreement with the City, Stratus insisted on six of seven Council members approving the proposal.  The proposal was approved by six of seven Council members and, as such, constitutes a valid amendment to the SOS Ordinance.  In addition, in connection with the approval of the settlement agreement, the City of Austin exercised its zoning authority and granted zoning for each of Stratus’ seventeen Circle C parcels.  As such, each of Plaintiffs’ requested judicial declarations concerning the applicability of current City watershed ordinances or City zoning authority to Circle C have been fully satisfied and are now moot.

Although Stratus maintains SOSA’s claims are moot as to the Circle C properties, Stratus believes that SOSA will assert the same claims against certain of the Barton Creek properties when they are brought through the development process.  Although Stratus believes that those claims are without merit, having to defend against those claims could cause delay at an inopportune time.  As a result, Stratus will endeavor to utilize this current litigation to resolve the claims in a manner that prevents them from being asserted in the future against Stratus’ Barton Creek properties.  To preserve that opportunity, Stratus filed a counter-claim.  In addition, Stratus filed a motion for summary judgment, along with the City, to dismiss the claims as to the Circle C properties on the basis that they are now moot as a result of the settlement.  Stratus’ and the City’s summary judgment was heard on January 22 and granted, dismissing the lawsuit as to the Circle C properties.  The lawsuit remains pending as to non-Circle C properties and Stratus has request ed that the court resolve the issue on the merits so that it cannot be raised in the future.

SOS Lawsuit 2:  The Save Our Springs Alliance v. The City of Austin and Circle C Land Corp. Cause No. GN-300095 (126th Judicial District Court of Travis County, Texas, filed January 13, 2003).  SOSA filed a second lawsuit against both the City of Austin and Circle C Land Corp.  SOSA asserts two primary claims.  First, the settlement agreement constitutes impermissible contract zoning and as such is void.  Second, the zoning ordinances and settlement agreement are invalid because the City failed to comply with requisite notice and hearing procedures.

Stratus’ Position.  With respect to the first claim, both the City and Stratus firmly believe that the settlement transaction was structured to assure that it did not constitute contract zoning or violate prohibitions against municipal government delegating their legislative authority.  With respect to the second claim, the City and Stratus both firmly believe that all procedural requirements for enactment of the 14 zoning ordinances as well as the ordinance implementing the settlement agreement were satisfied.

The City and Stratus are preparing a joint motion for summary judgment requesting that the Court declare, as a matter of law, that the SOSA claims are without merit and dismiss the case.

In addition to the litigation described above, we may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business.  We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations.  We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Certain information, as of March 1 8 , 2003, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office

William H. Armstrong III	38	Chairman of the Board, President and
		Chief Executive Officer

John E. Baker	56	Senior Vice President and Chief Financial Officer

Kenneth N. Jones	43	General Counsel

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

Mr. Baker has served as our Senior Vice President and Chief Financial Officer since August 2002.  He previously served as Senior Vice President – Accounting from May 2001 until August 2002 and as our Vice President – Accounting from August 1996 until May 2001.

Mr. Jones has served as our General Counsel since August 1998.  Mr. Jones is a partner with the law firm of Armbrust & Brown, L.L.P. and he provides legal and business advisory services under a consulting arrangement with his firm.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on Nasdaq under the symbol STRS.  The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by Nasdaq.  We have restated the stock prices for all periods prior to May 2001 to reflect the effects of the stock split transaction (see Note 8).

	2002		2001
	High	Low	High	Low
First Quarter	$9.05	$7.95	$14.75	$10.00
Second Quarter	9.72	7.93	14.00	9.50
Third Quarter	9.59	8.20	11.50	9.00
Fourth Quarter	9.43	7.85	9.88	8.05

As of March 18 , 2003 there were 1,037 holders of record of our common stock.   We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock.  The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors.  However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 5.

Equity Compensation Plan Information

The following table presents information as of December 31, 2002 regarding compensation plans of the company under which our common stock may be issued to employees and non-employees as compensation.  The company has four equity compensation plans with currently outstanding awards.  These four plans have been previously approved by our stockholders, and are:  the Stock Option Plan, the 1996 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan and the 2002 Stock Incentive Plan.

#

#

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	935,962	$8.14	334,687(1)
Equity compensation plans not approved by security holders	-	-	-
Total	935,962	$8.14	334,687(1)

___________________

(1)

As of December 31, 2002, there were 312 shares remaining available for future issuance under the Stock Option Plan.  All of these shares could be issued under the terms of the plan (a) upon the exercise of options, stock appreciation rights and limited rights, or (b) in the form of “other stock-based” awards, which awards are valued in whole or in part on the value of the shares of common stock.  In addition, there were 265,000 shares remaining available for future issuance under the 2002 Stock Incentive Plan, all of which could be issued under the terms of the plan (a) upon the exercise of options, stock appreciation rights and limited rights, or (b) in the form of restricted stock or “other stock-based” awards.

Item 6.  Selected Financial Data

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2002.  The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results.  You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Disclosures About Market Risks” and Item 8. “Financial Statements and Supplemental Data.”

	2002		2001		2000		1999		1998
	(In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$11,569		$14,829		$10,099		$15,252		$18,535
Operating income (loss)	(1,146)		2,794		(3,649)		2,006		(1,829)
Interest income	606		1,157		1,203		1,344		1,257
Equity in unconsolidated affiliates’ i ncome (loss)	372		207		1,372		307		(26)
Net income (loss)	(521)		3,940		14,222	[a]	2,871		(2,638)
Basic net income (loss) per share [b]	0.26	[c]	0.55		1.99		0.40		(0.37)
Diluted net income (loss) per share [b]	0.25	[c]	0.48		1.74		0.35		(0.37)
Basic average shares outstanding [b]	7,116		7,142		7,148		7,144		7,144
Diluted average shares outstanding [b]	7,392	[d]	8,204	[d]	8,351	[d]	8,114	[d]	7,144

At December 31:
Working capital (deficit)	(4,825)		141		5,404		3,211		4,019
Real estate and facilities, net	109,922		110,042		93,005		91,664		96,556
Commercial leasing properties, net	22,422	[e]	-		-		-		-
Total assets	139,440		129,478		111,893		115,672		111,829
D ebt , including current portion	4 4 , 799	[f]	25,576		8,440		16,562		29,178
Stockholders’ equity	86,619		84,659		81,080		66,840		63,969

a.

Includes $14.3 million ($1.71 per share) gain associated with final settlement of our Circle C Municipal Utility District claim against the City of Austin (see Note 9).

b.

Reflects the effects of the stock split transactions completed in May 2001 (see Note 8).

c.

In connection with the transactions that concluded our relationship with Olympus Real Estate Corporation in February 2002, we purchased our $10 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.  Accounting standards require that the $2.4 million discount amount be included in net income (loss) attributable to common shareholders (see Notes 1 and 2)

Includes effect of assumed redemption of 1.7 million outstanding shares of our mandatorily redeemable preferred stock for 851,000 shares of our common stock.  Amount for 2002 is pro-rated for the period the preferred stock was outstanding prior to its redemption in February 2002, totaling 142,000 equivalent shares.

e.

Reflects the consolidation of 7000 West Joint Venture assets following the Olympus transactions and the cost associated with the completed 7500 Rialto Drive office building.  Commercial l easing properties represent a new business segment for us (Note 1 0 ).

f.

Includes $12.7 million of debt assumed in connection with the acquisition of the 7000 West Joint Venture and    $5.5 million of debt associated with the construction of the 7500 Rialto Drive office building.

Items 7. and 7A.  Management’s Discussion and Analysis of Financial

Condition and Results of Operations and Disclosures About Market Risks

OVERVIEW

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties.  We conduct real estate operations on properties we own and, until February 2002, through unconsolidated affiliates we jointly owned with Olympus Real Estate Corporation (Olympus) (see “Joint Ventures with Olympus Real Estate Corporation” below), pursuant to a strategic alliance formed in May 1998.

Our principal real estate holdings are in southwest Austin, Texas.   Our most significant holdings include 2,039 acres of undeveloped residential, multi-family and commercial property and 48 developed residential estate lots located in within the Barton Creek community , and 436 acres of undeveloped residential, multi-family and commercial property located within the Lantana project.  We also own the 140,000-square foot Lantana Corporate Center office complex consisting of two fully leased office buildings and one additional 75,000-square-foot office building, which is being marketed for tenants with approximately one-third of the building currently under lease.  Our remaining Austin acreage consists of about 1,025 acres of undeveloped residential, commercial, and multi-family property within the Circle C community.

Our sales activities, excluding large undeveloped tract sales (see “Results from Operations” below), declined significantly during both 2002 and 2001 reflecting the downturn in the information technology sector, which has negatively affected Austin’s business climate.  Because of this downturn, we are deferring some of our remaining near-term development plans until the real estate market improves (see “Capital Resources and Liquidity - Outlook” below).

JOINT VENTURES WITH OLYMPUS REAL ESTATE CORPORATIO N

We entered into three joint ventures with Olympus following the formation of a strategic alliance in May 1998 (Note 2). All subsequent references to “Notes” refer to the Notes to Consolidated Financial Statements located in Item 8, found elsewhere in this Form 10-K.

Olympus generally owned an approximate 50.1 percent interest and we owned an approximate 49.9 percent interest in each joint venture.   The first two joint ventures were formed on September 30, 1998 and the third was formed in the third quarter of 1999.  Subsequently, two of the joint ventures were expanded to encompass new projects.

In February 2002, we purchased Olympus’ ownership interests in the two Austin joint ventures and agreed to sell our interest in the Houston joint venture to Olympus (see below).  These transactions concluded our business relationship with Olympus (see “Capital Resources and Liquidity - Olympus Relationship,” Item 1. “Transactions with Olympus Real Estate Corporation”, Item 3. “Legal Proceedings,” and Note 2).

Barton Creek Joint Venture

The first joint venture involved our sale of the Wimberly Lane tract within the Barton Creek community near Austin, Texas, to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) on September 30, 1998.   The Barton Creek Joint Venture agreed to pay $3.3 million for the 28-acre tract.  We received $2.1 million in cash, a note for $1.2 million and made an equity contribution of $0.5 million upon formation of the joint venture.  In the transaction, we deferred $1.6 million of revenues and $0.6 million of related gain associated with our 49.99 percent ownership interest in the joint venture.  As developer for the joint venture, we completed 75 residential lots at the “Wimberly Lane” subdivision of Barton Creek during the first quarter of 1999 and we immediately began marketing the lots.  As manager, we sold 42 of the Wimberly Lane lots during 1999 for $4.8 million, which enabled the joint venture to repay all the borrowings’ outstanding under the Barton Creek Joint Venture’s project loan facility and to partially fund the development of 54 additional lots in the “Escala Drive” subdivision of the Barton Creek Joint Venture (see below).  We sold 30 additional Wimberly Lane residential lots during 2000 for $3.5 million and two Wimberly Lane lots during 2001 for $0.2 million.

In December 1999, we sold the Barton Creek Joint Venture 174 acres of land encompassing 54 platted lots, within the “Escala Drive” subdivision of the Barton Creek community.  Upon closing of the sale, we received $6.0 million in cash and a $5.0 million note. We deferred $5.5 million of the $11.0 million of sales proceeds and $3.0 million of the $6.0 million related gain attributable to our ownership interest.  The 54 lots, completed during the first half of 2000, were developed pursuant to the more restrictive development requirements of the City of Austin (the City).  Each lot averages over three acres in size, which together with the similar sized lots in the Mirador subdivision (see “Development Activities” below), are the largest lots developed to date within the Barton Creek community.  All of the lots have scenic hill country settings and some overlook the “Fazio Canyons” golf course.  The development of these lots was funded through the initial equity contributions of the partners and proceeds from sales of lots at the Wimberly Lane subdivision of the Barton Creek Joint Venture (see above).  As manager, we sold 32 Escala Drive lots for $14.0 million during 2000, and one Escala Drive lot for $0.8 million in 2001.

As manager of the Barton Creek Joint Venture, we receive d sales commissions and management fees for our services.  We earned fees totaling $0.1 million in 2001 and $1.2 million in 2000 related to our Barton Creek Joint Venture activities.  We earned less than $0.1 million of management fees in 2002 associated with our services to the Barton Creek Joint Venture prior to our acquisition of Olympus’ interest in February 2002.  We also received a development fee of $0.2 million in 2000 and $0.1 million in 1999 upon completing the respective subdivisions.

The Barton Creek Joint Venture distributed approximately $17.1 million to the partners through December 31, 2001.  Our share of these distributions, approximately $8.6 million, was recorded as a reduction of the related Barton Creek Joint Venture notes receivable ($6.2 million) and the related accrued interest ($0.7 million), with the remaining $1.7 million of distribution proceeds representing a return of equity that reduced our investment in the Barton Creek Joint Venture.  Our remaining investment in the Barton Creek Joint Venture at December 31, 2001 was $3.6 million.   There were no additional distributions by the Barton Creek Joint Venture during 2002 and we eliminated our investment in the joint venture upon the acquisition of Olympus’ interest on February 27, 2002.

Following our acquisition of Olympus’ interest in the Barton Creek Joint Venture, we sold four Escala Drive lots for $1.8 million in 2002.  At December 31, 2002, there were 17 lots at the Escala Drive subdivision and one lot at the Wimberly Lane subdivision remaining to be sold.

Walden Partnership

The second joint venture, also formed on September 30, 1998, involved us acquiring a 49.9 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owned the Walden on Lake Houston project in Houston, Texas, purchased by Olympus in April 1998.  We managed this project on Olympus’ behalf under the terms of a management agreement since April 1998 and received management fees and commissions for our services.  We paid $2.0 million for our 49.9 percent interest in the Walden Partnership, borrowing funds available to us under the $10 million convertible debt facility with Olympus (Note 2).  At the time we began managing the Walden Partnership there were 930 developed lots and 80 acres of undeveloped real estate at the project.  As manager of the project we sold 548 of the developed lots through February 27, 2002, at which time we sold our interest in the Walden Partnership to Olympus.

7000 West

In August 1999, we sold Olympus a 50.1 percent interest in the first 70,000-square-foot office building (Phase I) of the planned 140,000-square-foot Lantana Corporate Center (7000 West).  Upon closing, we received $1.0 million in cash and recognized a $0.4 million gain.  We deferred our retained interest in the sales proceeds ($0.5 million) and related gain ($0.4 million) associated with the sale of the 5.5 acres of commercial real estate associated with Phase I of the project.   As developer, we completed construction of Phase I in November 1999, and as manager, we secured third party lease agreements that fully occupied the building.  During the first quarter of 2000, we completed a transaction admitting Olympus as our joint venture partner in the second 70,000-square-foot office building (Phase II) at 7000 West.  In this transaction, we sold an additional 5.5 acres of commercial real estate to the joint venture.  Revenues from this sale of $1.1 million and the related gain of $0.8 million were deferred until construction and leasing of the building w ere completed, which occurred during the third quarter of 2000.  At that time, we recognized Olympus’ 50.1 percent ownership interest in the revenues ($0.5 million) and related gain ($0.4 million).  In connection with the completion of construction of the two office buildings, we received development fees totaling $0.3 million in 2000 and $0.2 million in 1999.  In our role as manager, we arranged for a $6.6 million project loan for 7000 West, which was utilized to construct Phase I.  The construction of Phase II required additional financing, which was provided when we arranged for an additional $7.7 million of availability on the 7000 West project loan.  The variable rate, non-recourse loan is secured by the 11 acres of land at 7000 West and both fully-leased 70,000-square-foot office buildings.  The loan, as amended in January 2003, is scheduled to mature on January 31, 2004, with an option to extend the maturity by two additional one-year periods, subject to certain conditions (Note 5).  The borrowings outstanding on this development loan totaled $12.7 million at December 31, 2002 and $12.9 million at December 31, 2001.  As a result of our acquisition of Olympus’ interest in 7000 West (see “Capital Resources and Liquidity-Olympus Relationship,” below and Note 2), this debt is now included on the accompanying  balance sheet at December 31, 2002 (see “Capital Resources and Liquidity – Credit Facilities and Other Financing Relationships” and Note 5).

The summarized unaudited financial information of our unconsolidated affiliates as of December 31, 2002 and 2001, and for each of the three years in the period ending December 31, 2002 follows (in thousands):

	Barton Creek	Walden		7000
	Joint Venture	Partnership		West	Total
	(Unaudited)
Earnings data (two months ended February 28, 2002):
Revenues	$-	$652		$562	$1,214
Operating loss	(22)	(64)		178	92
Net loss	(22)	(34)		218	162
Stratus’ equity in net loss	11	(4	) [a]	109	94	[a]

Earnings data (year ended December 31, 2001):
Revenues	$973	$2,472	$3,275	$6,720
Operating income (loss)	(252)	(751)	(152)	(1,155)
Net income (loss)	(244)	(595)	(75)	(914)
Stratus’ equity in net income (loss)	(121)	(254)[a]	(37)	(412)

Earnings data (year ended December 31, 2000):
Revenues	17,454	2,396	1,357	21,207
Operating income (loss)	4,461	(1,074)	(909)	2,478
Net income (loss)	4,580	(1,007)	(909)	2,664
Stratus’ equity in net income (loss)	2,286	(460)[a]	(454)	1,372

Balance sheet data (at December 31, 2001):
Current assets	363	313	1,960	4,608
Other long-term receivables	1,972	-	-	-
Real estate and facilities, net	4,957	6,166	14,783	25,906
Total assets	7,292	6,479	16,743	30,514
Current liabilities	5	2,984	856	3,845
Total liabilities	5	7,347 [b]	13,794	21,146
Net assets (liabilities)	7,287	(868)	2,949	9,368
Stratus’ equity in net assets (liabilities)	3,643	(433)	1,471	4,681

a.

Includes recognition of deferred income of $12,000 for the two months ended February 27, 2002, $43,000 in 2001 and  $42,000 in 2000, representing the difference in our investment in the Walden Partnership and its underlying equity at the date of acquisition.  Through February 27, 2002 we had recognized $164,000 of a total of $337,000 of deferred income associated with the Walden Partnership.  The remaining $0.2 million deferred amount was eliminated in determining the $0.3 million gain on the sale of our interest in the Walden Partnership.

b.

Includes a $2.1 million note payable.

DEVELOPMENT ACTIVITIES

On August 1, 2002, the City granted final approval of a development agreement and permanent zoning for our real estate located within the Circle C community in southwest Austin.  These approvals permit development of one million square feet of commercial space and 1,730 residential units.  The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs.  Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects.  As of December 31, 2002, we have used approximately $0.1 million of our City-based incentives.  This development agreement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including:  "Versant Place" - 54 lots; Wimberly Lane II" - 47 lots; and "Calera Drive" - 155 lots.  We have commenced development of the initial phase of Calera Drive, which includes 17 condominium units on 19 acres.  Development of the second phase, which will include 53 single-family lots, some of which adjoin the “Fazio Canyons” golf course, is currently expected to commence in late 2003.  Development of the third and last phase, which will include approximately 70 single-family lots, is not anticipated until after 2003.  Development of the remaining Barton Creek property will be deferred until the Austin-area economy improves (see “Capital Resources and Liquidity-Outlook” below).

In 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project.  The agreement reflect ed a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment (Note 9).  With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots.

In the fourth quarter of 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana development.  The required infrastructure development at the site, known as “Rialto Drive,” was completed during the fourth quarter of 2001.  Construction of the first of two planned 75,000-square-foot office buildings at Rialto Drive (7500 Rialto) was completed during the third quarter of 2002.  Funding for the construction of the office buildings at Rialto Drive is available to us under a project development loan (see “Capital Resources and Liquidity - Credit Facilities and Other Financing Arrangements” below and Note 5).  We currently have no near-term construction plans for the second office building at Rialto Drive.  Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which were constructed by an apartment developer pursuant to our sale of a 36.4-acre multi-family tract in December 2000 (see “Results of Operations” below).

We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000.  This subdivision, Mirador, was completed in late-2001.  Mirador adjoins the Escala Drive subdivision, which was previously owned by the Barton Creek Joint Venture (see “Joint Ventures with Olympus Real Estate Corporation” above).  We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size.  We sold the initial four Mirador lots during 2002 for a total of $1.8 million.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties.  As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow:

	2002	2001		2000
	(In Thousands)
Revenues:
Undeveloped properties
Unrelated parties	$4,354	$9,623		$2,101
Olympus	-	-		533
Recognition of deferred revenues	-	3,792		4,026
Total undeveloped properties	4,354	13,415		6,660
Developed properties	3,639	-		709
Rental income	2,487	-		-
Commissions, management fees and other	1,089	1,414		2,730
Total revenues	$11,569	$14,829		$10,099

Operating income (loss)	$(1,146)	$2,794	[a]	$(3,649)[b]
Net income (loss)	(521)[c]	3,940		14,222	[d]

a.

Includes reimbursement of infrastructure costs expensed in prior years of $0.1 million in 2002 and $1.3 million in 2001.  There were no reimbursements of infrastructure costs in 2000 except for the Circle C reimbursement discussed in “d” below.

b.

Includes $0.4 million of recognized gain associated with the 7000 West (Phase II) transaction in 2000.

c.

Includes $0.3 million gain on the sale of our 49.9 percent interest in the Walden Partnership (see “Non-Operating Results” below and Note 2).

d.

Includes $14.3 million of recognized gains associated with the settlement of our Circle C infrastructure reimbursement claim against the City (see “Non-Operating Results” and Note 9).

Our undeveloped properties revenue during 2002 included the initial sales of our acreage located within the Circle C community following our development agreement with the City (see “Development Activities” above).  These initial Circle C tract sales made to the City included a four-acre site ($0.4 million) and a nine-acre fire station site ($0.7 million).   Our remaining undeveloped property sales included the sale of 11 acres of undeveloped commercial real estate in Houston, Texas ($1.4 million) and the sale of 19 acres of undeveloped multi-family estate in San Antonio, Texas.  Our inventory of real estate, outside the Austin, Texas market, was essentially eliminated following these sales transactions in Houston and San Antonio.

Our developed properties revenue during 2002 reflects the sale of the initial four developed residential estate lots at the Mirador subdivision ($1.8 million) and, following our acquisition of the Barton Creek Joint Venture, four developed residential estate lots at the Escala subdivision ($1.8 million).  Our rental income during 2002 includes revenue from the two fully-leased office buildings at 7000 West, which were acquired from Olympus (see “Joint Ventures with Olympus Real Estate Corporation” above).  Although we have not yet received any rental income for 7500 Rialto Drive, the building is now approximately one-third leased and we expect to start receiving lease revenue by mid-2003.

Our revenues during 2001 primarily reflect the sale of undeveloped entitled properties to unrelated third parties.  During the third quarter of 2001, we sold a 41-acre undeveloped tract in Austin, Texas, for $3.3 million.  During the first half of 2001 our undeveloped property revenues included the sale of 112 acres of undeveloped entitled residential property in Houston, Texas, for $2.7 million, the sale of 10 acres of undeveloped entitled multi-family property in Dallas, Texas, for $1.7 million and one 17-acre undeveloped tract sale in Austin, Texas totaling $2.0 million.  We financed $2.3 million of our property sale during the third quarter of 2001 by taking a long-term note from the purchaser.  The amount outstanding on this note totaled $0.5 million at December 31, 2002 compared to $2.2 million at December 31, 2001.  We also financed $2.1 million of the undeveloped residential property sale in Houston, of which $0.6 million was outstanding at December 31, 2002 compared to $1.9 million at December 31, 2001.  We currently anticipate the remaining amounts due under these notes are fully collectible.

The majority of the deferred revenue recognized during 2001 was associated with the sale of a 36.4-acre multi-family tract within the Rialto Drive project in December 2000.  In this transaction we sold the property for $5.3 million but deferred recognition of $3.6 million of the related sale proceeds.  As discussed in  “Development Activities” above, we recognized the entire $3.6 million of deferred revenues pro rata during 2001 as construction at the Rialto Drive project was completed.  The remainder of our deferred revenue recognition was associated with the sale of two Escala Drive lots and one Wimberly Lane lot by the Barton Creek Joint Venture (see below).

Our undeveloped property revenues include both sales of undeveloped real estate to unrelated parties and to our previously unconsolidated affiliates (see “Joint Ventures with Olympus Real Estate Corporation” above). When we sold real estate to an entity owned jointly with Olympus, we deferred recognizing revenue from the sale related to our ownership interest until sales were made to unrelated parties.  Our undeveloped properties revenues for 2000 primarily reflect the recognition of previously deferred revenues from the sale of undeveloped real estate to our unconsolidated affiliates.  We recognized $4.0 million of previously deferred revenues as a result of sales of 30 Wimberly Lane lots and 32 Escala Drive lots at the Barton Creek Joint Venture.   Our remaining undeveloped properties revenues include the sale of one acre of multi-family property in San Antonio, Texas, and the 36.4-acre multi-family Lantana tract in Austin, which was sold in December 2000 for $5.3 million.  Our sales to Olympus included its 50.1 percent interest in the 5.5 acres of commercial real estate sold to 7000 West for construction of the second 70,000-square-foot building.  We sold all of our then remaining 24 developed lots during 2000.

Commissions, management fees and other income reflect our services to third parties over the past three years.  The decrease in this type of revenue during 2002 reflects the conclusion of our relationship with Olympus and the decrease in 2001 as compared to 2000 primarily reflects the substantial decrease in sales by our previous unconsolidated joint ventures, particularly the Barton Creek Joint Venture (see “Joint Ventures with Olympus Real Estate Corporation” above).  The substantial revenues during 2000 primarily reflect our increased sales commissions from the Barton Creek Joint Venture.  We sold lots at both the Escala Drive and Wimberly Lane subdivisions during 2000.  Our management fee revenue for the past three years also includes fees associated with our management of the 2,200-acre Lakeway project near Austin (see “Capital Resources and Liquidity – Lakeway Project” and Note 4).

Costs of sales were $8. 4 million in 2002, $9.1 million in 2001 and $10.0 million in 2000. The decrease in 2002 from 2001 reflects decreased sales of real estate during the year and a modification of the method we use to allocate a portion of our indirect overhead costs (see below and Note 1).  The decrease in costs of sales during 2002 was partially offset by the rental costs of our 7000 West office complex and the costs associated with the sale of four Escala Drive residential lots, which until February 2002, were not  included in our consolidated results of operations but instead were included in the results of our unconsolidated affiliated joint ventures.  The decrease in 2001 from 2000 primarily reflects the reduced recognition of previously deferred costs related to the sales of land to the Barton Creek Joint Venture, which totaled $0.1 million in 2001 and $1.9 million in 2000.  Our remaining cost of sales during 2001 reflected the costs associated with the undeveloped properties sold throughout the year.

Our general and administrative expenses totaled $4.3 million in 2002, $2.9 million in 2001 and $3.7 million in 2000.  The increase in 2002 is the result of a change in how we allocate certain indirect overhead expense to cost of sales.  We modified our indirect overhead cost allocation approach effective January 1, 2002.  Had the preceding allocation change been made effective in 2001, our general and administrative expense for 2001 would increase by $1.5 million to $4.4 million, with our costs of sales decreasing by the same amount.   The substantial decrease in our general and administrative costs during 2001 reflects our implementation of a new information system and other initiatives to reduce costs, especially during 2001 as sales activity declined.

Non-Operating Results

Interest expense, net of capitalized interest, totaled $0.6 million in 2002, $0.5 million in 2001 and $1.3 million in 2000  (Note 5).  Capitalized interest totaled $1.9 million in 2002, $1.4 million in 2001 and $1.3 million in 2000.  The increase in capitalized interest reflects the higher average balance of our borrowings outstanding during 2002 compared to 2001 partially offset by a decrease in our current development activities.

Other income totaled $0.3 million in 2002 , $0.2 million in 2001 and $2.7 million in 2000.  Other income in 2001 represents the gain from the sale of our interest in the Walden Partnership (see “Capital Resources and Liquidity – Olympus Relationship” below).  During 2001, other income resulted from an adjustment to our accrued workers compensation insurance costs ..

In March 2000, the City approved a settlement agreement involving disputes between the City and other Austin-area real estate developers and landowners concerning the Circle C community.  Under terms of this settlement, the lawsuits contesting the City’s December 1997 annexation of all land within the four Circle C Municipal Utility Districts (MUD) and the dissolution of the four MUDs have been dismissed with prejudice.  Accordingly, the City’s cumulative partial payments of our Circle C MUD reimbursement claim, totaling $10.5 million, were no longer subject to a repayment contingency and we recorded approximately $7.4 million of these previously deferred proceeds in other income during the first quarter of 2000.   This amount represents that portion of the reimbursed infrastructure expenditures in excess of our remaining basis in these assets, as well as related interest income on the reimbursements.   The remaining $3.1 million was recorded as a reduction of our investment in Circle C.  In December 2000, we received an additional $6.9 million, including $0.6 million of interest, from the City as full and final settlement of the City’s obligations in this matter.  We recorded the proceeds as a gain during the fourth quarter of 2000 (Note 9).

We previously accrued liabilities totaling $5.1 million in connection with the previous operation of certain oil and gas properties that were sold during 1993.  During 2000, management completed a review of these amounts and determined that conditions in effect at the time warranted reversal of $2.1 million of these accruals.  Accordingly, other income of $2.1 million is reflected in the consolidated statement of operations for the year ended December 31, 2000.  The remaining liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets , represents our indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993.  We periodically assess the reasonableness of amounts recorded for this liability through the use of information provided by the owner of the property, including its net production revenues.   The carrying value of this liability may be adjusted or eliminated, as additional information becomes available.  Future changes in the estimates of this liability will be reflected in our earnings.

CAPITAL RESOURCES AND LIQUIDITY

Comparison Of Year-To-Year Cash Flows

Net cash provided by operating activities totaled $7.3 million in 2002, $3.2 million in 2001 and $17.9 million in 2000.   The increase in 2002 compared with 2001 reflects the payments on notes receivable from property sales totaling $ 3.0 million, the receipt of a $1.1 million Barton Creek MUD payment associated with our acquisition of the Barton Creek Joint Venture, and distributions from the Lakeway Project (see “Lakeway Project” below).  The decrease in 2001 compared with 2000 primarily reflects the receipt of certain Circle C reimbursement proceeds (see below) during 2000 and a reduction in distributions received from the Barton Creek Joint Venture, including the receipt of proceeds totaling $6.5 million on their notes payable to us in 2000.  The decrease was offset in part by our increased revenues from sales of undeveloped properties during the third quarter of 2001 and the Lakeway distribution during the fourth quarter of 2001.  During 2000, we also received income distributions from our previously unconsolidated affiliates totaling $1.4 million, which represents a partial return on our equity in the earnings of these affiliates.

Net cash used in investing activities totaled $8.3 million in 2002, $24.3 million in 2001 and $5.4 million in 2000.  Investing activities for all three years reflect real estate and facilities capital expenditure payments, net of any related capitalized MUD reimbursements.   The decrease in our investing activities during 2002 reflects a reduction in our development activities (see “Development Activities” above).   During 2002, we also received disbursements from the Lakeway project, near Austin, Texas  (see “Lakeway Project” below) totaling $1.5 million, of which $1.2 million represented a return of our investment in the project.  We also received $0.4 million of net cash proceeds in connection with the closing of the Olympus transactions in February 2002 (see “Olympus Relationship” below).

The increase in our investing activities during 2001 from 2000 reflects the increase in our net real estate and facilities expenditures and the $2.0 million investment we made in the Lakeway project.  We received a $1.2 million distribution from the Lakeway Project during the fourth quarter of 2001, of which $0.6 million represented our equity earnings in the project and the remaining $0.6 million represented a partial return of our original investment.  We also received $0.3 million in distributions from the 7000 West Joint Venture during 2001, which represented a return of our investment in the joint venture.  Real estate and facility capital expenditures were moderate during 2000, reflecting the constraints on our development activities resulting from disputes with the City and others, which have subsequently been settled (see below).

Financing activities used cash totaling $1.3 million in 2002, provided cash totaling $16.7 million in 2001 and used cash totaling $8.4 million in 2000.  Our financing activities during 2002 reflected $4.5 million of net borrowing under our Comerica facility (see “Credit Facilities and Other Financing Arrangements” below), which included the $7.3 million required to fund the closing of the Olympus transactions in February 2002 (see “Olympus Relationship” below).  We also borrowed $2.0 million under a project loan facility to fund our construction of the 7500 Rialto Drive office building and repaid $0.2 million on our 7000 West project loan.   We also purchased our mandatorily redeemable preferred stock held by Olympus for $7.6 million.

Our financing activities during 2001 reflect borrowings of $11.7 million under our amended Comerica credit facility, $3.5 million of borrowings under our 7500 Rialto Drive project loan facility and a second $5.0 million unsecured term loan, offset in part by the $3.2 million repayment of Olympus’ convertible debt (see “Credit Facilities and Other Financing Arrangements” below).  We reduced our net outstanding borrowings by $8.5 million in 2000.

On October 29, 1999, the City agreed to pay us $9.8 million, including interest of $1.0 million, as partial payment of our Circle C MUD reimbursement claim.   We received a total of $10.3 million of partial payments from the City on our Circle C MUD reimbursement claim through December 31, 1999.   We received a total of $7.1 million of additional settlement proceeds from the City in 2000 (Note 9).  We used all $17.4 million of these proceeds to reduce our borrowings outstanding under the applicable credit facilities.

The following table summarizes our contractual cash obligations as of December 31, 2002 (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Debt	$2,316	$32,483	$5,000	$5,000	$-	$-	$44,799
Construction contracts	3,031	-	-	-	-	-	3,031
Operating lease	77	77	77	77	77	7	39 2
Total	$5,424	$32,560	$5,077	$5,077	$77	$7	$48,221

Credit Facilities and Other Financing Arrangements

Below is a summary of our financing arrangements.  On January 31, 2003, we finalized the negotiation of amendments for two of our project loan facilities, which among other things extended the facilities’ maturities until January 31, 2004.  A summary of our outstanding borrowings is as follows (in thousands) :

	December 31,
	2002		2001
Comerica credit facility:
Revolving credit facility	$13,459		$12,075
Term loan	3,153		5
	16,612		12,080
Unsecured term loans	10,000		10,000
7500 Rialto project loan	5,462		3,496
7000 West project loan	12,725		-
Total debt	44,799		25,576
Less – current portion	2,316	[a]	-
Long-term debt	$42, 4 83		$25,576

a .

Includes $1.9 million of required payments made under the terms of the amended 7500 Rialto Drive and 7000 West project loans finalized in January 2003.  The remainder represents principal payments required to be made during the remainder of 2003 ($0.2 million for both project loans).

Comerica Credit Facility

In December 2001, we established a new bank credit facility with Comerica Bank-Texas (Comerica) that replaced our existing credit facility with them.  Under terms of the current facility, we have established a $25 million revolving line of credit available for general corporate purposes and an additional $5 million loan specifically designed to provide funding for certain development costs (term loan).  These development costs have already been incurred and the development loan proceeds are available for borrowing at our discretion.  The Comerica facility is scheduled to mature in April 2004.   During February 2002, we borrowed $7.3 million under our revolving credit facility to complete transactions that concluded our business relationship with Olympus (see “Olympus Relationship” below and Note 2).

Under the terms of the Comerica facility, we are required to carry an interest reserve account with the bank.  The amount in this account must equal the potential debt service for both the revolving line of credit and the term loan for the ensuing twelve-month period, adjusted quarterly.  At December 31, 2002, the amount required to be included in the interest reserve account totaled approximately $1.4 million.  This amount can be funded directly or treated as a reduction of our availability under the revolving line of credit.  The aggregate availability under the $25 million revolving line was reduced to $23.6 million to satisfy the interest reserve requirement at December 31, 2002.  We are able to withdraw amounts funded into the interest reserve account as needed.  Our remaining borrowing availability under our Comerica facility, net of the interest reserve requirement and borrowings outstanding, totaled approximately $1 1.9 million at December 31, 2002.

Unsecured Terms Loans

In December 2000, we borrowed $5.0 million under a new five-year unsecured term loan from First American Asset Management.  In the third quarter of 2001, we obtained an additional $5.0 million five-year unsecured term loan from First American Asset Management (Note 5).  Interest accrues on the loans at an annual rate of 9.25 percent and is payable monthly.  One loan will mature in December 2005 and the other will mature in July 2006.  The proceeds of the loans were used to fund our operations and for other general corporate purposes.

7500 Rialto Drive

In 2001, we secured a $18.4 million project loan facility with Comerica for the construction of the two office buildings at the 7500 Rialto project (see “Development Activities” above).  Our borrowings under this project loan have funded the construction of the first 75,000-square foot building and related parking garage.  This variable-rate project loan facility, secured by the land and buildings in the project, was originally scheduled to mature in June 2003.  In January 2003, we amended this project loan to extend its maturity to January 31, 2004, with an option to extend its maturity by two additional one-year periods, subject to certain conditions.  Negotiation of this amended project loan also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the borrowings necessary to fund construction of the second 75,000-square foot building.  We do not have any near-term plans to commence construction of the second office building.  Upon finalizing the amendment of this project loan facility, we were required to repay $1.4 million of borrowings outstanding which reduced the total amount available under the facility to $7.8 million.  Currently our remaining borrowing availability under the project loan is $3.7 million.  We may make additional borrowings under this facility to fund certain tenant improvements upon leasing the remaining available office space.  We have leased approximately one-third of the building and expect the first tenants will move in by mid-2003.

7000 West

In April 1999, we and one of our wholly owned subsidiaries finalized a $6.6 million project development loan facility with Comerica for the development of the first 70,000-square-foot office building at the 140,000 square foot Lantana Corporate Center (7000 West).  In the first quarter of 2000, as manager of the 7000 West project, we obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct the second 70,000-square-foot office building at the site.  The variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate at 7000 West and the two completed office buildings.  The project loan was originally scheduled to mature on August 24, 2001; however, we have amended the facility on two occasions, with the most recent amendment signed January 31, 2003, extending the maturity to January 31, 2004, with the option to extend the maturity by two additional one-year periods, subject to certain conditions.  The amendment of this facility also reduced the amount available under the project loan from $14.3 million to $12.2 million.  We repaid $0.5 million at closing to reduce our borrowings outstanding under the project loan to $12.2 million to comply with this requirement.  In February 2002, following the closing of the Olympus transactions, we recorded this mortgage debt on our consolidated balance sheet (see “Olympus Relationship” below and Note 2).  Borrowings outstanding under the 7000 West project loan totaled $12.9 million at December 31, 2001.  These borrowings were previously included in the 7000 West Joint Venture balance sheet (Note 4) and were not consolidated in our long-term debt amounts.

Lakeway Project

In January 2001 we invested $2.0 million in the Lakeway project near Austin, Texas.  Since that time, we have been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for our services.  In the second quarter of 2001, we negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser.  In return for our securing the required entitlements, the sale was to be completed in four planned phases.  We secured all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001 and received a $1.2 million distribution associated with the first two sale installments.

In the first half 2002, the purchaser closed the final two planned sale installments.  We received a total cash distribution of $1.5 million, which represents a $1.2 million return of our $2.0 million investment and $0.3 million of income.  On a cumulative basis we have received a total of $2.7 million of cash distributions from our involvement in the Lakeway Project, which represents a $1.8 million return of our $2.0 million investment and $0.9 million of income.   We expect to sell the remaining 5-acre commercial site during 2003 and receive a 40 percent share of the related proceeds.  See Note 4 for more information regarding our involvement in the Lakeway project.

Olympus Relationship

In May 1998, we formed a strategic alliance with Olympus to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities.  Under the terms of the agreement, Olympus made a $10 million investment in our mandatorily redeemable preferred stock, provided us a $10 million convertible debt financing facility and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects (Notes 2 and 3).

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

Through our subsidiaries, we previously were involved in three joint ventures with Olympus (see “Joint Ventures with Olympus Real Estate Corporation” above), each of which was subject to the terms of their respective partnership agreements.  The partnership agreements of each of the joint ventures contained similar provisions, including a “buy/sell option” that could be exercised by either Olympus or us.  After Olympus commenced the process under the “buy/sell option” for each partnership in mid-November 2001 (see Item 3 “Legal Proceedings”), we initiated additional joint discussions with Olympus about mutually concluding our ongoing business relationship, including the purchase of our $10.0 million of mandatorily redeemable preferred stock held by Olympus.  As a result of these efforts, on February 27, 2002, we concluded our business relationship with Olympus with the following transactions:

•

We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.   The $2.4 million discount is reflected as additional paid in capital in our consolidated balance sheet at December 31, 2002 .

•

We acquired Olympus’ 50.01 percent ownership interest in the Barton Creek Joint Venture for $2.4 million .

•

We acquired Olympus’ 50.1 percent ownership interest in the 7000 West Joint Venture for $1.5 million.   In connection with this acquisition we assumed the 7000 West debt, which accordingly is included in our consolidated balance sheet at December 31, 2002 .

•

We sold our 49.9 percent ownership interest in the Walden Partnership to Olympus for $3.1 million.  We recognized an approximate $0.3 million gain on the transaction.

The net cash cost to us for these transactions totaled $7.3 million, after considering the $1.1 million in cash we received from the acquisition of the Barton Creek and 7000 West Joint Ventures.  We funded these transactions with borrowings under our revolving line of credit (see “Credit Facilities and Other Financing Arrangements” above).  See Note 2 for additional discussion of these transactions, including the pro forma effects they had on our 2002 and 2001 consolidated results of operations and our consolidated balance sheet at December 31, 2001.

Common Stock Matters

In February 2001, our Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of our common stock representing approximately 10 percent of our outstanding common stock, after considering the effects of the stock split transactions described in the following paragraph.  The purchases may occur over time depending on many factors, including the market price of our common stock; our operating results, cash flows and financial position; and general economic and market conditions.  We have yet to make any open market share purchases under this program as of March 27 , 2003 and we are unlikely to make significant open market purchases in the near future.

On May 10, 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split.   The effective date of this transaction was May 25, 2001.  This transaction resulted in our shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share of our common stock in the reverse 1-for-50 split.  Those shareholders received cash payments equal to the fair value of those fractional interests.  Our shareholders holding more than 50 shares of our common stock had their number of shares of common stock reduced by one-half immediately after this transaction.  Shareholders holding an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share.  The fair value of the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date at the average daily closing price per share of Stratus’ common stock for the ten trading days immediately preceding the effective date.  Accordingly, we funded $0.5 million into a restricted cash account to purchase approximately 42,000 shares of our common stock.  As of December 31, 2002, fractional shares representing approximately 23,000 shares of our common stock had been purchased for $0.3 million.

Outlook

Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales.  In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements.  As discussed in “Risk Factors” located elsewhere in this Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin.  The Austin real estate market has experienced a slowdown during the past two years, which has affected and will likely continue to affect our near-term operating results and liquidity.  We cannot at this time project how long or to what extent this current slowdown will last.

Although we have been able to secure a substantial amount of permitting within the Barton Creek community (see “Development Activities” above), significant development expenditures must be incurred and additional permits secured for certain of our Austin area properties prior to their eventual sale.  We have initiated plans that will meet development requirements under existing laws and regulations.   Certain of our properties benefit from grandfathered entitlements that are not subject to the development requirements currently in effect.  We continue to have a positive and cooperative dialogue with the City concerning land use and development permit issues.

We are continuing to pursue additional development and management fee opportunities.   We also believe that we can obtain bank financing at a reasonable cost for developing our properties.   However, obtaining land acquisition financing is generally expensive and uncertain.

Through our amicable banking relationship with Comerica, we are continuously discussing with them alternatives to increase our financial flexibility by either extending our debt maturities or entering into additional project-related debt facilities.  We expect our discussions in 2003 will provide us with the additional financial flexibility we seek.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.   The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from the current estimates under different assumptions and/or conditions.   The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statement under the heading  “Use of Estimates.”  We believe that our most critical accounting policies relate to our valuation of investment real estate and commercial leasing assets and our allocation of indirect costs.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

•

Investment in Real Estate and Commercial Leasing Assets.  Real estate and commercial leasing assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs and other related costs through the development stage.  When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144.  If the projected undiscounted cash flow from the asset is less than the related carrying amount then a reduction of the carrying amount of the asset to fair value is required.  Measurement of the impairment loss is based on the fair value of the asset.  Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

Our expected future cash flows are affected by many factors including:

a)

The economic condition of the Austin, Texas market;

b)

The performance of the real estate industry;

c)

Our financial condition, which may influence our ability to develop our real estate; and

d)

Governmental regulations .

Because any one of these factors could substantially affect our estimate of future cash flows, this is a critical accounting policy because these estimates could result in us either recording or not recording an impairment loss based on different assumptions.  Impairment losses are generally substantial charges.  We have not recorded any such impairment charges since recording a $115 million charge in 1994.  Any impairment charge would more likely than not have a material effect on our results of operations.

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete our development plans.  If our estimates of future cash flows from our properties differ from expectations , then our financial and liquidity position may be compromised, which could result in our default under certain debt instruments or result in our suspending some or all of our development activities.

•

Allocation of Indirect Costs.  We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead cost s to cost of sales based on the activities of our employees that are directly engaged in these activities.  In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales.  After determining the appropriate aggregate allocation rates , we apply these factors to our overhead costs to determine the appropriate allocations.  This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized.

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties.   Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels.  Changes in interest rates also affect interest expense on our debt.  At the present time, we do not hedge our exposure to changes in interest rates.  Based on the bank debt outstanding at December 31, 2002, a change of 100 basis points in applicable annual interest rates would have an approximate $0.3 million impact on net income (loss) for 2003.

ENVIRONMENTAL

Increasing emphasis on environmental matters is likely to result in additional costs.   Our future operations may require substantial capital expenditures, which could adversely affect the development of our properties and results of operations.   Additional costs will be charged against our operations in future periods when such costs can be reasonably estimated.   We cannot at this time accurately predict the cost associated with future environmental obligations.  See “Risk Factors” .

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities.  Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in Item 1.

Item 8.  Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

Stratus Properties Inc. (Stratus) is responsible for the preparation of the financial statements and all other information contained in this Annual Report.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s informed judgments and estimates.

Stratus maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management’s authorization and that transactions are recorded and summarized properly.  The system is tested and evaluated on a regular basis by Stratus.

Our independent public accountants, PricewaterhouseCoopers LLP, conduct annual audits of our financial statements in accordance with auditing standards generally accepted in the United States of America .

The Board of Directors, through its Audit Committee composed solely of independent non-employee directors, is responsible for overseeing the integrity and reliability of Stratus’ accounting and financial reporting practices and the effectiveness of its system of internal controls.  PricewaterhouseCoopers LLP meets regularly with, and has access to, this committee, with and without management present, to discuss the results of their audit work.

William H. Armstrong III

John E. Baker

Chairman of the Board, President

Senior Vice President

and Chief Executive Officer

             and Chief Financial Officer

REPORT OF INDEPENDENT A CCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS PROPERTIES INC.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income , of cash flow and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Stratus Properties Inc. (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We have conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide s a reasonable basis for our opinion.  The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  Those independent accountants express an unqualified opinion on those financial statements in their report dated February 4, 2002 except to Note 11, as to which the date is February 27, 2002.

PricewaterhouseCoopers LLP

Austin, Texas

March 7 , 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Stratus Properties Inc.’s filing on Form 10-K for the year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing or Form 10-K for the year ended December 31, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS PROPERTIES INC.:

We have audited the accompanying balance sheets of Stratus Properties Inc. (a Delaware Corporation) as of December 31, 2001 and 2000, and the related statements of income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2001.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Austin, Texas

February 4, 2002 (Except with respect to

Note 11, as to which the date is February 27, 2002)

STRATUS PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0.4 million and $0.2 million, respectively (Notes 4 and 8)	$1,361	$3,705
Accounts receivable	654	695
Current portion of notes receivable from property sales	60	45
Prepaid expenses	146	73
Total current assets	2,221	4,518
Real estate and facilities, net (Note 6)	109,922	110,042
Commercial leasing properties, net	22,422	-
Investments in and advances to unconsolidated affiliates (Note 4)	191	8,005
Notes receivable from property sales, net of current portion (Note 1)	2,103	4,083
Other assets, including related party receivables (Note 4)	2,581	2,830
Total assets	$139,440	$129,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,663	$2,482
Accrued interest, property taxes and other	3,067	1,895
Current portion of borrowings outstanding	2,316	-
Total current liabilities	7,046	4,377
Long-term debt (Note 5)	4 2 ,483	25,576
Other liabilities (Note 9)	3,292	3,002
Deferred revenues, including related parties (Note 4)	-	1,864
Total liabilities	5 2,821	34,819

Commitments and contingencies (Note 9)

Mandatorily redeemable preferred stock (Note 3)	-	10,000

Stockholders’ equity:
Preferred stock, par value $0.01, 50,000,000 shares authorized and unissued	-	-
Common stock, par value $0.01, 150,000,000 shares authorized, 7,159,224 and 7,155,099 shares issued and 7,116,995 and 7,112,870 shares outstanding, respectively	72	72
Capital in excess of par value of common stock	179,472	176,658
Accumulated deficit	(92,109)	(91,588)
Unamortized value of restricted stock units	(333)	-
Common stock held in treasury, 42,229 shares at cost	(483)	(483)
Total stockholders’ equity	86,619	84,659
Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$139,440	$129,478

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Revenues (Note 1)	$11,569	$14,829	$10,099
Costs and expenses:
Cost of sales, net (Note 1)	8,432	9,110	10,013
General and administrative expenses	4,283	2,925	3,735
Total costs and expenses	12,715	12,035	13,748
Operating income (loss)	(1,146)	2,794	(3,649)
Gains on settlement of Circle C municipal utility district infrastructure reimbursement claim (Note 9)	-	-	14,295
Interest expense, net of capitalized interest	(639)	(456)	(1,280)
Interest income	606	1,157	1,203
Equity in unconsolidated affiliates’ income (Note 4)	372	207	1,372
Other income, net (Note 9)	286	238	2,677
Income tax provision	-	-	(396)
Net income (loss)	$(521)	$3,940	$14,222

Reconciliation of net income (loss) to net income (loss) attributable to common shareholders:
Net income (loss)	$(521)	3,940	$14, 222
Discount on purchase of mandatorily redeemable preferred stock	2,367	-	-
Net (loss) income attributable to common shareholders	$1,846	$3,940	$14, 222

Net income per share of common stock:
Basic	$0.26	$0.55	$1.99
Diluted	$0.25	$0.48	$1.74

Average shares outstanding:
Basic	7,116	7,142	7,148
Diluted	7,392	8,204	8,351

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(521)	$3,940	$14,222
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	876	133	129
Cost of real estate sales	3,215	5,928	1,369
Equity in unconsolidated affiliates’ income	(372)	(207)	(1,372)
Recognition of previously deferred gains	-	(3,684)	(2,079)
Gain on sale of Walden Partnership	(286)	-	-
Amortization of deferred compensation	88	-	-
Gain from previously deferred Circle C municipal utility district reimbursements	-	-	(7,430)
Reduction of other liabilities (Note 9)		-	(2,140)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	107	1	1,966
Accounts payable, accrued liabilities and other	131	1,168	839
Long-term notes receivables	2,952	(4,036)	8,210
Distribution of unconsolidated affiliates’ income	278	969	1,384
Other	787	(967)	2,823
Net cash provided by operating activities	7,255	3,245	17,921

Cash flow from investing activities:
Real estate and facilities, net of cost o f real estate sold and municipal utility district reimbursements	(9,905)	(23,097)	(5,447)
Net cash acquired from Barton Creek and 7000 West Joint Ventures	1,067	-	-
Proceeds from the sale of Stratus’ 50 percent interest in the Walden Partnership	3,141	-	-
Acquisition of Olympus’ interest in the Barton Creek and 7000 West Joint Ventures	(3,858)	-	-
Return of investment in unconsolidated affiliates	-	829	-
Distribution from (investment in) Lakeway Project	1,239	(2,000)	-
Net cash used in investing activities	(8,316)	(24,268)	(5,447)

Cash flow from financing activities:
Borrowings on revolving credit facilities, net	1,385	11,683	392
Proceeds on term loan portion of credit facility	4,645	-	-
Payments on term loan portion of credit facility	(1,497)	-	-
Payments on 7000 West Project loan	(175)	-	-
Proceeds from 7500 Rialto Dr. project loan facility	1,966	3,496	-
Repurchase of mandatorily redeemable preferred stock	(7,633)	-	-
Proceeds from unsecured term loans	-	5,000	5,000
Repayments of term loans	-	-	(13,852)
Repayment of convertible debt facility	-	(3,240)	-
Purchases of Stratus’ common stock, at cost	-	(242)	-
Proceeds from the exercise of stock options and other	26	35	18
Net cash provided by (used in) financing activities	(1,283)	16,732	(8,442)

Net increase (decrease) increase in cash and cash equivalents	(2,344)	(4,291)	4,032
Cash and cash equivalents at beginning of year	3,705	7,996	3,964
Cash and cash equivalents at end of year	1,361	3,705	7,996
Less cash restricted as to use	(388)	(241)	-
Unrestricted cash and cash equivalent at end of year	$9 7 3	$3,464	$7,996

Supplemental Information:
Interest paid	$2,323	$2,396	$1,631
Income taxes paid	$195	$171	$142

The accompanying notes, which include information in Notes 4, 7, 8 and 9 regarding noncash transactions, are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 7,155,099 shares issued in 2002, 14,298,270 shares issued in 2001 and 2000	72	143	143
Effective one for two reverse stock split (Note 8)	-	(71)	-
Exercise of stock options represent ing 4,125 shares in 2002, 6,250 shares in 2001 and no shares in 2000	-	-	-
Balance at end of year representing 7,159,224 shares issued in 2002, 7,155,099 shares issued in 2001 and 14,298,270 shares issued in 2000	72	72	143

Capital in e xcess of p ar v alue:
Balance at beginning of year	176,658	176,465	176,447
Effective one for two reverse stock split (Note 8)	-	71	-
Exercise of stock options	26	122	18
Discount on purchase of mandatorily redeemable preferred stock (Note 2)	2,367	-	-
Restricted stock units granted (Note 8)	377	-	-
Other	44	-	-
Balance at end of year	179,472	176,658	176,465

Accumulated deficit:
Balance at beginning of year	(91,588)	(95,528)	(109,750)
Net income (loss)	(521)	3,940	14,222
Balance at end of year	(92,109)	(91,588)	(95,528)

Unamortized value of restricted stock units:
Balance at beginning of year	-	-	-
Deferred compensation associated with restricted stock units (Note 8)	(377)	-	-
Amortization of related deferred compensation	44	-	-
Balance at end of year	(333)	-	-

Common s tock h eld in t reasury:
Balance at beginning of year representing 42,229 shares in 2002 and no shares in 2001 and 2000	(483)	-	-
Shares purchased representing 42,229 shares in 2001	-	483	-
Balance at end of year representing 42,229 shares in 2002 and 2001 and no shares in 2000	(483)	(483)	-

Total stockholders’ equity	$86,619	$84,659	$81,080

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Operations and Basis of Accounting.  The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted primarily in Austin, Texas through its wholly owned subsidiaries and, until February 2002, through certain unconsolidated joint ventures (see “Investments in Unconsolidated Affiliates” below and Note 4).  The consolidated financial statements include accounts of those subsidiaries where Stratus has more than 50 percent of the voting rights and for which the right to participate in significant management decisions is not shared with other shareholders.  Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land Corp.; Austin 290 Properties, Inc.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments LLC and STRS L.L.C.  All significant intercompany transactions have been eliminated in consolidation.

Investment in Unconsolidated Affiliates.   Stratus’ investment in less than 50 percent owned joint ventures and partnerships are accounted for under the equity method in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”  Generally , Stratus owned an approximate 49.9 percent interest in each of its three former unconsolidated affiliates (Notes 2 and 4).  Stratus’ real estate sales to these entities were deferred to the extent of its ownership interest in the unconsolidated affiliate.   The deferred revenues were subsequently recognized ratably as the unconsolidated affiliates sold the real estate to unrelated third parties.   Although Stratus served as manager for these unconsolidated affiliates, all significant decisions were either shared with or made entirely by its partner.  Stratus also has a net profits interest in the Lakeway project, as further described in Note 4, in which its share of the project’s earnings or loss is calculated using the hypothetical liquidation at book value approach.  This approach compares the value of the investment at the beginning of the year to that at the end of the year, assuming that the project’s assets were liquidated or sold at book value.  The difference represents Stratus’ share of the project’s earnings or loss.

Reclassifications.  The earnings per share information and the weighted average shares outstanding have been retroactively adjusted to reflect the effect of the reverse stock split, which occurred in May 2001 (see Note 8), for all periods presented.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  The more significant estimates include valuation allowances for deferred tax assets, estimates of future cash flows from development and sale of real estate properties, allocation of certain indirect costs, and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Financial Instruments.  The carrying amounts of receivables, notes receivable, accounts payable and long-term borrowings reported in the accompanying consolidated balance sheets approximate fair value.  Stratus periodically evaluates its ability to collect its receivables.  Stratus provides an allowance for estimated uncollectible amounts if its evaluation provides sufficient evidence that amounts of its receivable may be uncollectible.  Stratus believes all of its outstanding receivables are collectible and no allowances for doubtful accounts are included in the accompanying consolidated balance sheets.

Notes Receivable from Property Sales.   In 2002 and 2001, Stratus received four notes totaling $5.3 million related to undeveloped property sales to third parties whose gross sale price was $7.3 million.  The purchasers made cash down payments in excess of 20 percent of the sales price at the closing of each transaction.  The two notes originating in 2002 have an annual interest rate of 9 percent; accrued unpaid interest is due in July 2003 and the note matures in July 2004.  The balance remaining on these notes totaled $1.0 million at December 31, 2002.  The two notes originating in 2001 have an annual interest rate of 8 percent.  One note requires a minimum monthly payment of principal and interest and matures in 2004; the other note requires quarterly interest payments and matures in 2006.  During 2002, Stratus received significant payments on these two notes, which reduced their balance from $4.1 million at December 31, 2001 to $1.1 million at December 31, 2002.

Investment in Real Estate and Commercial Leasing Assets.  Real estate and commercial leasing assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs, and other related costs through the development stage.  Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels.  Certain carrying costs are capitalized on properties currently under active development.  Stratus recorded capitalized interest of $1.9 million in 2002, $1.4 million in 2001 and $1.3 million in 2000.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supercedes SFAS No. 121 “ Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of , ” when events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed.  If projected undiscounted cash flow from the asset is less than the related carrying amount then a reduction of the carrying amount of the long-lived asset to fair value is required.  Measurement of the impairment loss is based on the fair value of the asset.  Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows.  No impairment losses are reflected in the accompanying consolidated financial statements.

Depreciation.  Office buildings are depreciated on a straight-line basis over their estimated 30-year life.  Other facilities and equipment are depreciated on a straight-line basis over a five-year period.

Revenue Recognition.  Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” when the risks and rewards of ownership are transferred to the buyer, the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale.  Notes received in connection with the land sales have not been discounted, as the purchase price was not significantly different from similar cash transactions.   Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis.  Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed.  A summary of Stratus’ revenues follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Revenues:
Undeveloped properties
Unrelated parties	$4,354	$9,623	$2,101
Olympus	-	-	533
Recognition of deferred revenues	-	3,792	4,026
Total undeveloped properties	4,354	13,415	6,660
Developed properties	3,639	-	709
Rental income	2,487	-	-
Commissions, management fees and other	1,089	1,414	2,730
Total revenues	$11,569	$14,829	$10,099

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation.  A summary of Stratus’ cost of sales follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cost of property sales	$1,422	$6,261	$1,335
Cost of lots sales	2,014	-	614
Rental property costs	1,649	-	-
Recognition of previously deferred cost of sales	-	108	1,946
Allocation of indirect costs (see below)	2,880	4,200	6,198
Municipal utility district reimbursements	(116)	(1,312)	-
Depreciation	876	133	129
Other	(293)	(280)	(209)
Total cost of sales	$8,432	$9,110	$10,013

Allocation of Indirect Costs.  Stratus has historically allocated a portion of its indirect overhead costs to both capital accounts (real estate and facilities and commercial leasing properties) and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital and sales and marketing for cost of sales). Effective January 1, 2002, Stratus modified its previous allocation method to exclude certain types of costs that were previously included in allocation pool.  All other methodology in this process remained the same. As a result of this modification, Stratus allocated a smaller percentage of its general and administrative expense to cost of sales during 2002 .

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of Cost of Sales.  Advertising costs totaled $0.2 million in 2002, $0.3 million in 2001 and $0.1 million in 2000.

Income Taxes.  Stratus follows the liability method of accounting for income taxes in accordance with SFAS No. 109. “Accounting for Income Taxes.”  Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.  See Note 7.

Earnings Per Share.   The following table is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Basic net income (loss) per share of common stock:
Net income (loss)	$(521)	$3,940	$14,222
Add: Discount on purchase of mandatorily redeemable preferred stock (Note 2)	2,367	-	-
Net income applicable to common shareholders	$1,846	$3,940	$14,222

Weighted average common shares outstanding	7,116	7,142	7,148
Basic net income per share of common stock	$0.26	$0.55	$1.99

Diluted net income per share of common stock:
Net income (loss)	$(521)	$3,940	$14,222
Add: Discount on purchase of mandatorily redeemable preferred stock (Note 2)	2,367	-	-
Add: Interest expense from assumed conversion of convertible debt, net of income tax effect	-	-	331
Diluted net income applicable to common shareholders	$1,846	$3,940	$14,553

Weighted average common shares outstanding	7,116	7,142	7,148
Dilutive stock options	134	211	144
Assumed redemption of preferred stock	142	851	851
Assumed conversion of convertible debt	-	-	208
Weighted average common shares outstanding for purposes of calculating diluted net income per share	7,392	8,204	8,351

Diluted net income per share	$0.25	$0.48	$1.74

Stratus repaid all borrowings under its convertible debt facility during 2001 (Note 2).  Interest expensed on the convertible debt outstanding totaled approximately $338,000 in 2000.  Stratus neither paid nor accrued any dividends on its mandatorily redeemable preferred stock through February 27, 2002, at which time it purchased its shares of preferred stock outstanding (Note 2).

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the years presented are as follows:

	Years Ending December 31,
	2002	2001	2000
Outstanding options (in thousands)	456	106	273
Average exercise price	$10.15	$12.38	$10.96

Stock-Based Compensation Plans.  As of December 31, 2002, Stratus has four stock-based employee and director compensation plans, which are described in Note 8.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income (loss) and earning per share if Stratus had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2002	2001	2000
Basic net income applicable to common shareholders, as reported	$1,846	$3,940		$14,222
Add: Stock-based employee compensation expense recorded in net income for restricted stock units and stock appreciation rights	44	281		100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(735)	(1,190)		(929)
Pro forma basic net income (loss) applicable to common stock	1,155	3,031		13,393
Add: interest expense from assumed conversion of convertible debt, net of income tax effect	-	-		331
Pro forma diluted net income (loss) applicable to common stock	$1,155	$3,031		$13,724

Earnings per share:
Basic – as reported	$0.26	$0.55		$1.99
Basic – pro forma	$0.16	$0.42	$.	1.92

Diluted – as reported	$0.25	$0.48		$1.74
Diluted – pro forma	$0.16	$0.37		$1.64

For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option-pricing model.   These weighted average fair values for stock options totaled $6.03 in 2002, $7.02 in 2001 and  $6.55 in 2000.  The weighted average assumptions used include a risk-free interest rate of 4.8 percent in 2002, 5.4 percent in 2001 and 6.0 percent in 2000, expected lives of 10 years and expected volatility of 53 percent in 2002 and 55 percent in 2001 and 2000.   These pro forma effects on net income (loss) are not necessarily representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants.  No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

Recent Accounting Pronouncements.  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment to SFAS No. 123. The standard, which became effective immediately, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends disclosure requirements.   Stratus continues to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation; therefore, the alternative methods of transition do not apply.  Stratus has adopted the disclosure requirements (see “Stock-Based Compensation Plans” above).

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 143, effective for fiscal years beginning after June 15, 2002, requires the fair value of liabilities for asset retirement obligations to be recorded in the period they are incurred .   SFAS 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale.  SFAS 144 also broadens the presentation of discontinued operations to include more disposal transactions, and provides additional implementation guidance for SFAS No. 121.  Stratus adopted SFAS 144 on January 1, 2002 and it has not yet had any impact on its results of operations (see “Investment in Real Estate” above.)  Stratus is completing its assessment of the impact of adopting SFAS No. 143 on January 1, 2003, and currently does not expect adoption of this statement will have a material effect on its results of operations.

During 2002, the FASB also issued interpretations (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB No. 34” and FIN No. 46 “Consolidation of Variable Interest Entities – Pre Interpretation of ARB No. 51”.  These interpretations had no effect on Stratus’ results of operations because its transactions in February 2002 terminated its joint venture arrangements and resulted in Stratus assuming the only debt it had previously guaranteed (Notes 2 and 4).

2. Olympus Relationship

In May 1998, Stratus and Olympus Real Estate Corporation (Olympus) formed a strategic alliance to develop certain of Stratus’ existing properties and to pursue new real estate acquisition and development opportunities.  Under the terms of the agreement, Olympus made a $10 million investment in Stratus’ mandatorily redeemable preferred stock (Note 3), provided a $10 million convertible debt financing facility to Stratus (Note 3) and agreed to make available up to $50 million of additional capital representing its share of direct investment in Stratus/Olympus projects.  Olympus subsequently invested approximately $13.4 million in three joint ventures: the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture), the Oly Walden General Partnership (Walden Partnership) and the Stratus 7000 West Joint Venture (7000 West).   See Note 4 for more information regarding the results of these joint ventures.  Each joint venture was governed by a partnership agreement containing similar provisions, including a “buy/sell option” which could be exercised by either Stratus or Olympus.

In November 2001, Olympus triggered the buy/sell option by offering either to sell its approximate 50 percent equity interests in each of the three joint ventures or otherwise to purchase Stratus’ approximate 50 percent equity interests in the three joint ventures.  In December 2001, Stratus notified Olympus that it intended to purchase Olympus’ interests.   Subsequently, Stratus and Olympus initiated discussions to conclude their business relationship.

On February 27, 2002, Stratus and Olympus concluded their business relationship with the following transactions:

•

Stratus purchased its $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.  Stratus recorded the $2.4 million discount as additional paid in capital (Note 1).

•

Stratus sold its 49.9 percent ownership interest in the Walden Partnership to Olympus for $3.1 million.  Stratus recognized a $0.3 million gain on this transaction, which is included within “Other Income” in the accompanying consolidated statements of operations.

•

Stratus acquired Olympus’ 50.01 percent ownership interest in the Barton Creek Joint Venture for $2.4 million.  At the time of its acquisition, the Barton Creek Joint Venture’s cash totaled $0.3 million and Stratus received a $1.1 million municipal utility district reimbursement attributable to the joint venture in May 2002.

•

Stratus acquired Olympus’ 50.1 percent ownership interest in 7000 West for $1.5 million. Stratus received $0.8 million of cash from 7000 West upon its acquisition and also assumed 7000 West’s previously unconsolidated debt, which totaled $12.9 million at the time the joint venture was acquired.

The net cash cost of the transactions for Stratus totaled approximately $7.3 million, after considering the approximate $1.1 million in cash it received from its acquisition of the Barton Creek and 7000 West Joint Ventures.  Stratus completed these transactions using funds available to it under its revolving credit facility (Note 5).

3.  Convertible Debt Facility and Mandatorily Redeemable Preferred Stock

In May 1998, Olympus made available a $10 million convertible debt facility to Stratus (Note 2).   The $10 million convertible debt facility was available to Stratus in whole or in part until May 22, 2004 and was intended to fund Stratus’ equity investment in new Stratus/Olympus joint venture opportunities involving properties not owned by Stratus in May 1998.  On September 30, 1998, Stratus borrowed $2.0 million under this convertible debt facility to fund its initial investment in the Walden Partnership.   During the third quarter of 1999, Stratus borrowed an additional $0.4 million under the convertible debt facility to fund its share of an additional capital contribution to the Walden Partnership.   During the second quarter of 2001, Stratus repaid Olympus the entire $3.2 million balance under the convertible debt financing facility.  Included in the $3.2 million payment to Olympus was $0.8 million of accrued interest that had been added to the principal under the terms of the facility, and which represented the stated 12 percent annual rate pursuant to the terms of the convertible debt financing agreement.  Stratus paid an additional $0.3 million of interest during the third quarter of 2001 to satisfy the minimum annual rate of return provision within the convertible debt facility agreement, which provided that if the combination of interest at 12 percent and the value of the conversion right did not provide Olympus with at least a 15 percent annual return on the convertible debt, Stratus would pay Olympus additional interest upon termination of the convertible debt facility in an amount necessary to yield a 15 percent return.  The convertible debt facility was terminated on August 15, 2001.

At December 31, 2001, Stratus had outstanding 1,712,328 shares of mandatorily redeemable preferred stock, stated value of $5.84 per share.  The conversion price of the mandatorily redeemable preferred stock was automatically adjusted to $11.75 per share in May 2001 as a result of the stock split transactions (Note 8).  Each share of preferred stock would share dividends and distributions, if any, ratably with Stratus’ common stock.  The preferred stock became redeemable at the holder’s option at any time after May 22, 2001, for cash in an amount per share equal to 95 percent of the average closing price per share of common stock for the 10 trading days preceding the redemption date (the “common stock equivalent value”) or, at Stratus’ option, after May 22, 2003 for the greater of the common stock equivalent value or their stated value per share, plus accrued and unpaid dividends, if any.  The preferred stock was required to be redeemed no later than May 22, 2004.  Stratus had the option to satisfy the redemption with shares of its common stock on a one-for-one share basis, subject to certain limitations.

In February 2002, Stratus purchased all of its outstanding mandatorily redeemable preferred stock in connection with the transactions that concluded its business relationship with Olympus (Note 2).

4.

Investment in Unconsolidated Affiliates

Until February 2002, Stratus had investments in three joint ventures.  Generally, Stratus owned an approximate 49.9 percent interest in each joint venture and Olympus owned the remaining 50.1 percent interest.  Accordingly, Stratus accounted for its investments in the joint ventures using the equity method of accounting (Note 1).  Stratus served as developer and manager for each project undertaken by the joint ventures and received development fees, sales commissions, and other management fees for its services.  In February 2002, Stratus and Olympus reached an agreement in which Stratus purchased Olympus’ ownership interests in the jointly owned Austin, Texas, properties and Olympus purchased Stratus’ ownership interest in the jointly owned Houston, Texas, property (see below and Note 2).  The assets and liabilities of acquired joint ventures are included in the accompanying consolidated balance sheet at December 31, 2002.  The results of operations of the two acquired joint ventures are included in the accompanying consolidated statement of operations for the period February 27, 2002 to December 31, 2002.  See below for the pro forma effect of the Olympus transactions on Stratus’ balance sheet at December 31, 2001 and its results of operations for the years ended December 31, 2002 and 2001.

Barton Creek Joint Venture

On September 30, 1998, Stratus entered into two separate joint ventures with Olympus.  The first provided for the development of 75 residential lots at the Wimberly Lane subdivision located within the Barton Creek community in Austin, Texas.  In this transaction, Stratus sold land to the Barton Creek Joint Venture, for approximately $3.3 million.   Stratus deferred recognizing revenue to the extent of its equity interest in the sale, or $1.6 million, for financial accounting purposes, which was being recognized ratably as the developed lots were sold to unrelated third parties.  Upon closing, Stratus received $2.1 million in cash and a $1.2 million note and invested approximately $0.5 million in the project.  In December 1999, Stratus sold 174 acres of land encompassing 54 platted lots within the Barton Creek Escala Drive subdivision to the Barton Creek Joint Venture for $11.0 million.  Upon the closing of the sale, Stratus received $6.0 million in cash and a $5.0 million note. Stratus deferred recognizing revenues on $5.5 million of the $11.0 million of sales proceeds and $3.0 million of the $6.0 million related gain attributable to its ownership interest.   Stratus recognized a portion of these deferred amounts as the lots in the fully developed Escala Drive project were sold to unrelated third parties.

Stratus, as manager of the project, sold two Wimberly Lane lots and one Escala Drive lot during 2001 and 30 Wimberly Lane lots and 32 Escala Drive lots in 2000.  There were no lot sales by the Barton Creek Joint Venture in 2002.  Stratus recognized previously deferred gains totaling $0.1 million in 2001 and $2.1 million in 2000 as a result of the Barton Creek Joint Venture’s lot sales.  Deferred gains remaining to be recognized from Barton Creek Joint Venture lot sales totaled $1.1 million at December 31, 2001 and are included in “Deferred revenues” on the accompanying consolidated balance sheet at December 31, 2001.  Stratus eliminated the remaining $1.1 million in deferred revenues as an adjustment of its costs to acquire the Barton Creek Joint Venture in February 2002.

In connection with its lot sales, the Barton Creek Joint Venture distributed a total of $17.1 million to the partners.  Stratus’ portion of the distributions, approximately $8.6 million, were recorded as a repayment of the Barton Creek notes receivable and related accrued interest ($6.9 million) and a reduction of its investment in the Barton Creek Joint Venture ($1.7 million).

Walden Partnership

The second transaction on September 30, 1998 involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project (Walden).  Olympus originally purchased Walden in April 1998 when it contained 930 developed lots and 80 acres of undeveloped property.   Stratus has served as manager of this project since Olympus’ purchase. Stratus acquired its 49.9 percent interest in the Walden Partnership with $2.0 million of borrowings under its convertible debt facility with Olympus (see Note 3).  The Walden Partnership had 404 developed lots and 80 acres of undeveloped property remaining at December 31, 2001.  In February 2002, Stratus sold Olympus its 49.9 percent interest in the Walden Partnership, which at that time included 378 developed lots and the 80 acres of undeveloped property.  The Walden Partnership did not make any distributions to the partners prior to its dissolution in February 2002.

At December 31, 2001, Stratus had $0.4 million in interest receivable from the Walden Partnership related to compensation for the collateral it previously had provided to the Walden Partnership associated with the Walden Partnership term loan.   Stratus also had $1.3 million in accrued interest receivable on its $2.1 million Walden Partnership note receivable.  The $2.1 million note receivable is included in “Investments and advances to unconsolidated affiliates” in the accompanying consolidated balance sheet at December 31, 2001.  Stratus recorded the $1.7 million of accrued interest due from related parties in “Other assets” in the accompanying consolidated balance sheet at December 31, 2001.  In January 2002, Stratus received the $0.4 million of interest from the Walden Partnership, representing the remaining amount due for providing the collateral deposit.  Stratus eliminated the carrying amount of its Walden Partnership note receivable and its investment in the Walden Partnership upon closing of the Olympus transactions in February 2002 (Note 2).

7000 West

On August 16, 1999, Stratus sold Olympus a 50.1 percent interest in the Stratus 7000 West Joint Venture (7000 West), which owned a 70,000-square-foot office building, representing the first phase of the 140,000-square-foot Lantana Corporate Center located in Austin, Texas.  Stratus received $1.0 million upon closing of this sale and recognized a $0.4 million gain relating to Olympus’ ownership interest in the building. Stratus deferred its retained interest of the sales proceeds ($0.5 million) and related gain ($0.4 million) resulting from the sale of the 5.5 acres of commercial real estate associated with Phase I of the project.  As developer, Stratus completed construction on the first building in November 1999 and, as manager, has secured lease agreements which have fully occupied the building. During the first quarter of 2000, Stratus completed a second sale of 5.5 acres of commercial real estate to 7000 West for $1.1 million, which was used as the site for the second 70,000-square-foot office building (Phase II). Upon completion and leasing of Phase II during the second quarter of 2000, Stratus recognized the revenues ($0.5 million) and related gain ($0.4 million) associated with Olympus’ ownership interest in 7000 West.  Deferred gains from the sales of land for both phases totaled $0.8 million and are included in “Deferred revenues” on the accompanying consolidated balance sheet at December 31, 2001.  The deferred gains were eliminated upon Stratus’ acquisition of Olympus’ interest in 7000 West in February 2002.  The 7000 West Joint Venture distributed approximately $0.6 million to the partners, and Stratus recorded its $0.3 million portion as a reduction of its investment in 7000 West.

Funds for the construction of the first building at 7000 West were provided by a $6.6 million project loan that Stratus negotiated in April 1999.  During the first quarter of 2000, as manager of the 7000 West project, Stratus obtained an additional $7.7 million of availability under the 7000 West project loan to provide the funding necessary to construct Phase II.  See Note 5 for additional information regarding the funding of 7000 West.  In February 2002, Stratus purchased Olympus’ interest in the 7000 West Joint Venture and the $12.7 million of borrowings outstanding on the project loan at December 31, 2002 are included in the accompanying consolidated balance sheet.

The following selected pro forma balance sheet information shows the effect of the Olympus transactions as if they had occurred on January 1, 2001 (in thousands):

	(Unaudited) At December 31,
	2001
Real estate and facilities, net	$126,582	[a]
Investment in and advances to unconsolidated affiliates	1,430	[b]
Other assets	4,478	[c]
Total assets	141,512
Long-term debt	45,906	[d]
Mandatorily redeemable preferred stock	-	[e]
Stockholders’ equity	87,381	[f]
Total liabilities and stockholders’ equity	141,512

a.

Includes both developed lots and commercial leasing property acquired in transactions.  Reflects basis reduction of properties acquired and elimination of deferred costs.

b.

Reflects elimination of Stratus’ investment in the three joint ventures ($6.6 million).

c.

Reflects elimination of long-term interest receivable from Walden Partnership ($1.3 million).

d.

Includes net borrowings to fund transactions ($7.3 million) and the consolidation of the 7000 West project loan ($12.9 million).

e.

Reflects r edemption of Stratus’ mandatorily redeemable preferred stock.

f.

Includes the $2.4 million discount associated with the redemption of the mandatorily redeemable preferred stock.

The following selected pro forma information shows the effect of the Olympus transactions described above on our results of operations as if they had had occurred on January 1, of each of the periods shown below (in thousands):

	(Unaudited) Years Ended December 31,
	2002	2001
Revenues	$12,090	$18,529
Operating income (loss)	(1,016)	3,207
Interest income	524	627
Equity in unconsolidated affiliates’ income	270	461
Net income (loss)	(527)	3,102
Diluted net income (loss) per share [a]	$0.25	$0.70
Diluted shares outstanding	7,392	8,204

Earnings per share data include the discount on the purchase of shares’ mandatorily redeemable preferred stock (Note 2).

Lakeway Project

Since mid-1998, Stratus has provided development, management, operating and marketing services for the Lakeway development near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee.  In January 2001, Stratus entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and Stratus contributed $2.0 million as an investment in this project (Lakeway Project).  Under the agreement, Stratus receives enhanced management and development fees and sales commissions, as well as a net profits interest in the Lakeway project.  Lakeway Project distributions are made to Stratus as sales installments close.  Under terms of the agreement, Stratus receives a 28 percent share in any Lakeway Project distributions until such distributions exceed its initial investment in the project ($2.0 million) plus a stated annual rate of return, at which time, its share of the Lakeway Project distributions would  increase to 40 percent.

During the second quarter of 2001, Stratus negotiated an agreement to sell the entire Schramm Ranch property to a single purchaser for approximately $11.0 million, conditioned on obtaining certain entitlements.  As manager of the project, Stratus obtained subdivision, annexation, zoning and other entitlements for the Schramm Ranch property.  In return for securing the required entitlements, the sale was to be completed in four sale installments.  Stratus closed the first installment for $1.5 million during the second quarter of 2001.  The proceeds from this initial closing were retained to pay ongoing costs of the remaining 500-plus acres of the property.  In the fourth quarter of 2001, the purchaser closed and funded $3.5 million, representing the second installment.  In connection with this second installment, the Lakeway Project distributed approximately $1.2 million to Stratus.  Stratus recorded approximately $0.6 million of the proceeds as a partial return of its original investment in the project and $0.6 million as its equity earnings in the project’s income for the year, which was reflected in “Equity in unconsolidated affiliates’ income” in the accompanying consolidated statements of operations for the year ending December 31, 2001. Stratus has accounts receivable, totaling $0.3 million at December 31, 2002 and $0.6 million at December 31, 2001, associated with reimbursable expenditures it made on behalf of the Lakeway Project, which must be reimbursed by Commercial Lakeway Limited Partnership.

In the first quarter of 2002, the purchaser closed the third planned installment.  In the second quarter of 2002, the purchaser closed on the fourth and final planned installment.  In connection with the closings, Stratus received a cash distribution of $0.8 million in May 2002 and a cash distribution of $0.7 million in July 2002.  Stratus has received a total of $2.7 million of cash distributions from its involvement in the Lakeway Project, which represents a $1.8 million return of its $2.0 million investment and $0.9 million of income.  Stratus is entitled to 40 percent of the future proceeds associated with the future sale of a 5-acre commercial tract still remaining at the Schramm Ranch property.

5.  Long-Term Debt

	December 31,
	2002	2001
	(In Thousands)
Comerica facility, average rate 4.9% in 2002 and 6.1% in 2001	$16,612	$12,080
Unsecured term loans, average rate 9.25% in 2002 and 2001	10,000	10,000
7500 Rialto Dr. project loan facility, average rate 4.3% in 2002 and 4.6% in 2001	5,462	3,496
7000 West project loan facility, average rate 4.4% in 2002	12,725	-
Less: Current portion	(2,316)	-
Long-term debt	$42,483	$25,576

Comerica Credit Facility

In December 2001, Stratus established a new credit facility with Comerica Bank-Texas (Comerica) that replaced its existing facility with the bank.  Under terms of the facility, Stratus has established a $25 million revolving line of credit available for general corporate purposes and an additional $5 million term loan, to be used to fund certain development costs and which is secured by some of the lots in Stratus’ Mirador subdivision within the Barton Creek community.  This facility is scheduled to mature in April 2004. Stratus ’ borrowings under the facility totaled $16.6 million at December 31, 2002, which included $13.5 million of borrowings outstanding under the revolving credit facility and $3.1 million of borrowings outstanding under the term loan.  The net borrowings outstanding under the revolving credit facility at December 31, 2002 include the $7.3 million Stratus borrowed to complete the Olympus transactions in February 2002 (Note 2).  At December 31, 2001, Stratus had borrowed $12.1 million under the revolving credit facility.

Interest on the Comerica facility is variable and accrues at either the lender’s prime rate plus 1 percent or LIBOR plus 250 basis points at Stratus’ option.  The term loan and revolving line of credit contain certain customary restrictions and are secured by a lien on all of Stratus’ real property assets and the future receipt of municipal utility district reimbursements and other infrastructure receivables.   The credit facility also contains covenants that prohibit the payment of dividends and impose certain other restrictions.  As of December 31, 2002, Stratus was in compliance with such covenants.  Stratus also is required to deposit funds into an interest reserve account with the bank that is sufficient to carry the potential debt service for both the term loan and the revolving line of credit for the ensuing twelve-month period, adjusted quarterly.  The amount of the interest reserve totaled approximately $1.4 million at December 31, 2002.  The amount can be funded directly by Stratus or by reducing Stratus’ availability under the revolving line of credit.  At December 31, 2002, Stratus had no amounts deposited in the interest reserve account, which reduced the availability under the revolving credit facility to $23.6 million, of which Stratus had borrowed $13.5 million at December 31, 2002 (see above).  The full amount of the facility can be re-established if Stratus makes future deposits into the interest reserve account.  Stratus is able to withdraw any of the proceeds it deposits into the interest reserve account at its discretion.

Unsecured Term Loan

Stratus also has two separate five-year, $5.0 million, unsecured term loans with First American Asset Management.  Interest accrues on the loans at an annual rate of 9.25 percent and is payable monthly.  One loan will mature in December 2005 and the other in July 2006.  The proceeds from these term loans have been used to fund Stratus’ ongoing operations and for its general corporate purposes.

7500 Rialto Drive Project Loan

In the second quarter of 2001, Stratus secured an $18.4 million project loan with Comerica for the construction of two office buildings at the 7500 Rialto Drive project located within the Lantana project in Austin, Texas.  Borrowings outstanding under this project loan facility totaled $5. 5 million at December 31, 2002 and $3.5 million at December 31, 2001.  Stratus’ borrowings under this project loan have funded the construction of the first 75,000-square-foot building and related parking garage.  This variable-rate project loan facility, secured by the land and buildings in the project, was originally scheduled to mature in June 2003, with an option to extend its maturity by one year.  In January 2003, Stratus amended this project loan facility to extend the maturity to January 31, 2004, with the option to extend the loan for two additional one-year periods, subject to certain conditions.  Negotiation of this amended project loan facility also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the borrowings necessary to fund the construction of a second building at 7500 Rialto Drive.  Stratus has no near-term plans to construct a second office building at the site.  Upon finalizing the amendment to this project loan, Stratus was required to repay $1.4 million of its borrowings outstanding on the project facility, which reduced the total amount available for borrowing under the facility to $7.8 million , after considering the amount of borrowings outstanding on the facility, the remaining availability immediately after the amendment to the project loan totaled $3.7 million.

7000 West Project Loan

As a result of the transactions with Olympus in February 2002, Stratus assumed the previously unconsolidated debt associated with the construction of the 140,000-square-foot Lantana Corporate Center office complex at 7000 West (see Note 4).  At the time of Stratus acquisition of 7000 West, outstanding borrowings under its project loan totaled $12.9 million.  The variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate and the two completed office buildings at 7000 West.  The loan was originally scheduled to mature in August 2001 but has been amended on two separate occasions.   The most recent amendment occurred on January 31, 2003, in which Stratus negotiated an extension of the project loan’s maturity to January 31, 2004, with an option to extend the maturity by two additional one-year periods, subject to certain conditions.  Upon finalizing the amendment to this project loan, Stratus was required to repay $0.5 million of its borrowings outstanding on the project facility, which also reduced the total amount available under the facility to $12.2 million, all of which is currently outstanding.

6.  Real Estate and Facilities , net and Commercial Leasing Properties, net

	December 31,
	2002	2001
	(In Thousands)
Land held for development or sale:
Austin, Texas area	$109, 585	$100,735
Other areas of Texas	85	1,590
Total land	109, 670	102,325
Office buildings, net of accumulated depreciation of $2,143 in 2002, and $- in 2001	22,422	7,380
Furniture, fixtures and equipment, net of accumulated depreciation of $413 in 2002 and $322 in 2001	252	337
	$132, 344	$110,042

At December 2002, Stratus’ investment in real estate includes approximately 3,500 acres of land located in Austin, Houston and San Antonio, Texas.  The principal holdings of Stratus are located in the Austin area and consist of 2,039 acres of undeveloped residential, multi-family and commercial property and 48 developed real estate lots within the Barton Creek community.   Stratus’ remaining Austin properties include 436 acres of undeveloped residential, multi-family and commercial property in an area known as the Lantana tract, south of and adjacent to the Barton Creek community and the approximate 1,025 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch development.  During 2001, Stratus commenced and substantially completed the 75,000-square-foot office building at 7500 Rialto Drive within Lantana.  Stratus’ office building costs include both the construction and land costs associated with 7500 Rialto and the costs associated with the acquisition costs of the 140,000 square-foot Lantana Corporate Center, which Stratus purchased in February 2002 (Note 2).  Accumulated depreciation on the two 70,000-square foot office building at 7000 West totaled $1.4 million at February 27, 2002.

Stratus also owns two acres of undeveloped commercial property in Houston, Texas, and two acres of undeveloped multi-family residential property located in San Antonio, Texas.

Various regulatory matters and litigation involving Stratus’ development of its Austin-area properties were resolved during 2002 and 2000 (Note 9).

7.  Income Taxes

Income taxes are recorded pursuant to SFAS 109 “Accounting for Income Taxes.”   No benefit has been recognized for any period presented with respect to Stratus’ net deferred assets, as a full valuation allowance has been provided because of Stratus’ operating history.   Therefore, the final determination of the gross deferred tax asset amounts had no impact on Stratus’ financial statements.  The components of deferred taxes follow:

	December 31,
	2002	2001
	(In Thousands)
Deferred tax assets:
Net operating loss credit carryfowards (expire 2003-2022)	$12,0 0 6	$11,599
Real estate and facilities, net	9,177	9,360
Alternative minimum tax credits and depletion allowance (no expiration)	813	805
Other future deduction carryforwards (expire 2004-2007)	237	67
Valuation allowance	(22,233)	(21,831)
	$-	$-

Income taxes charged to income follow:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Current income tax provision
Federal	$-	$-	$(351)
State	-	-	(45)
	-	-	(396)
Income tax provision	$-	$-	$(396)

Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the income tax provision recorded follow:

	Years Ended December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision computed at the federal statutory income tax rate	$(182)	(35)%	$(1,379)	(35)%	$(5,116)	(35)%
(Increase) decrease attributable to:
Change in valuation allowance	402	77	1,402	35	3,742	26
State taxes and other	(220)	(42)	(23)	-	978	6
Income tax provision	$-	-%	$-	-%	$(396)	(3)%

8.  Stock Options and Equity Transactions

Stock Options.  Stratus’ Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (RSUs) (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see below), representing 975,000 shares of Stratus common stock at no less than market value at time of grant.  In May 2002, Stratus’ shareholders approved the 2002 Stock Incentive Plan (the 2002 Stock Option Plan), which provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock.  Generally, stock-based compensation awards, excluding RSUs, are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant.  At December 31, 2002, 174,950 options were available for new grants under the Plans.  The 50,000 remaining stock appreciation rights were exercised during 2001.  A summary of stock options outstanding follows:

	2002		2001		2000
	Number of	Average	Number of	Average	Number of	Average
	Options	Option Price	Options	Option Price	Options	Option Price
Beginning of year	787,550	$8.01	836,625	$ 7.70	631,938	$7.00
Granted	159,399	8.81	7,500	9.87	236,875	9.08
Exercised	(4,125)	6.35	(56,250)	10.12	(30,000)	3.52
Expired/forfeited	(6,862)	9.10	(325)	12.38	(2,188)	9.00
End of year	935,962	8.14	787,550	8.01	836,625	7.70

Summary information of fixed stock options outstanding at December 31, 2002 follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Option	Number	Option
Prices	of Options	Life	Price	Of Options	Price
$3.00 to $3.63	134,000	2.9 years	$ 3.12	134,000	$ 3.12
$5.25 to $7.81	251,563	5.3 years	7.08	229,971	7.01
$8.06 to $9.87	408,774	8.5 years	8.98	128,942	9.08
$12.38	141,625	5.2 years	12.38	141,625	12.38
	935,962			634,538

Restricted Stock.  On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that will be converted into 22,726 shares of Stratus common stock ratably on the anniversary date over the next four years.  On December 17, 2002, the Board of Directors authorized the issuance of 20,000 additional RSUs that will be converted into 20,000 shares of Stratus common stock ratably on the anniversary date over the next four years.  Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost.  Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant of approximately $0.4 million ($0.2 million for each grant) was recorded as deferred compensation in stockholders’ equity and will be amortized to expense over the four-year period.  Stratus amortized approximately $44,000 of this deferred compensation to expense during 2002.

Share Purchase Program.  In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below).  The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions.  No purchases have been made under this program through March 7, 2003.

Stock Split Transactions.  On May 10, 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split.  This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests.  Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction.  Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share.  The fair value of the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date, May 25, 2001, at the average daily closing price per share of Stratus’ common stock for the ten trading days immediately preceding the effective date.  Stratus funded $0.5 million into a restricted cash account to purchase approximately 42,000 post-stock split shares of its common stock.  As of December 31, 2002, fractional shares representing approximately 23,000 shares of Stratus’ common stock had been purchased for $0.3 million.  The funding for the remaining 19,000 purchased shares is shown as $0.2 million of restricted cash on the accompanying December 31, 2002 balance sheet.  The number of shares outstanding of Stratus’ mandatorily redeemable preferred stock (Note 3) was not affected by this transaction; however, the conversion price in effect immediately prior to the transaction was approximately doubled to reflect the effects of these transactions.

9. Commitments and Contingencies.

Construction Contracts.  Stratus had commitments under non-cancelable open contracts totaling $ 3.0 million at December 31, 2002.

Environmental.  Stratus has made, and will continue to make, expenditures at its operations for protection of the environment.  Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against Stratus’ operations in future periods.  Present and future environmental laws and regulations applicable to Stratus’ operations may require substantial capital expenditures that could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

Stratus previously accrued liabilities totaling $5.1 million in connection with the operation of certain oil and gas properties that were sold during 1993.  During 2000 management completed a review of these amounts and determined that current conditions warranted reversal of $2.1 million of these accruals.  Accordingly, other income of $2.1 million is reflected in the consolidated statement of operations for the year ending December 31, 2000.  The remaining liability of $3. 0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, represents Stratus’ indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993.  Stratus periodically assesses the reasonableness of amounts recorded for this liability through the use of information provided by the operator of the property, including its net production revenues.   The carrying value of this liability may be adjusted in future periods, as additional information becomes available.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin.  These approvals permit development of one million square feet of commercial space and 1,730 residential units.  The City also provided Stratus $15 million of cash incentives in connection with its future development of Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs.  Stratus may elect annually to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects.  As of December 31, 2002, Stratus has used approximately $0.1 million of its City-based incentives.  This development agreement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to Str a tus’ Circle C properties for 30 years.

Litigation.  Annexation/Circle C MUD Reimbursement Suit  On December 19, 1997, the City annexed all land formerly lying within the Circle C project. Stratus’ property located within Circle C’s municipal utility districts (MUDs) and annexed by the City is subject to the City’s zoning and development regulations.  Additionally, the City is required to assume all MUD debt and reimburse Stratus for a significant portion of the costs incurred for water, wastewater and drainage infrastructure.  Because the City failed to pay these costs upon annexation, as required by statute, Stratus sued the City.

In late October 1999, Circle C Land Corp., a wholly owned subsidiary of Stratus, and the City reached an agreement regarding a portion of Circle C’s claims against the City.  As a result of this agreement, Stratus received approximately $10.3 million, including $1.0 million in interest, of partial settlement claims through December 31, 1999 and received an additional $0.2 million payment in January 2000.

In March 2000, the City settled its disputes with certain third party real estate developers and landowners at the Circle C community.  Under terms of this settlement, the lawsuits contesting the City’s December 1997 annexation of all land within the four Circle C MUDs and the dissolution of the four MUDs were dismissed with prejudice.  As a result, a refund contingency included in the City’s partial settlement of Stratus’ reimbursement claim was eliminated.  Stratus recorded a gain of approximately $7.4 million in the first quarter of 2000, representing that portion of the reimbursement infrastructure expenditures in excess of Stratus’ remaining basis in these assets and related interest income.  The remaining $3.1 million of the proceeds reduced Stratus’ investment in Circle C.

In December 2000, Stratus received $6.9 million, including $0.6 million of interest, from the City as full and final settlement of Stratus’ Circle C MUD reimbursement claim.  Stratus recorded a gain of $6.9 million during the fourth quarter associated with its receipt of these proceeds.

10. Business Segments

As a result of the transactions between Stratus and Olympus in February 2002 (Note 2), Stratus now has two operating segments, “Real Estate Operations” and “Commercial Leasing.”  Stratus’ commercial leasing segment was established when Stratus acquired Olympus’ 50.1 percent interest in 7000 West in February 2002.  The commercial leasing segment currently include s the 140,000-square foot Lantana Corporate Center office complex, which includes two fully-leased 70,000-square foot office buildings.  During the third quarter of 2002, Stratus completed its 75,000 square-foot office building at 7500 Rialto Drive and began including its related results within the commercial leasing segment.  Stratus’ real estate operations segment includes all of its developed and undeveloped properties in Austin, Texas, its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture, its Circle C community properties and the properties in Lantana, excluding office buildings located there.

The segment data presented below was prepared on the same basis as the consolidated financial statements.  Real Estate Operations was Stratus’ only operating segment until February 27, 2002 as discussed above.

	Real Estate	Commercial
	Operations [a]	Leasing	Total
Year Ended December 31, 2002:
Revenues	$9,082	$2,487	$11,569
Cost of sales	(5,918)	(1,638)	(7,556)
Depreciation	(113)	(763)	(876)
General and administrative expense	(3,834)	(449)	(4,283)
Operating loss	$(783)	$(363)	$(1,146)
Capital expenditures	$7,830	$2,075	$9,905
Total assets	$115,584	$23,943	$139,440

a.

Includes sales commissions, management fees and other revenues together with related expenses.

11. Quarterly Financial Information (Unaudited)

		Operating	Net	Net Income
		Income	Income	(Loss) per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2002
1st Quarter	$1,744	$(540)	$366 [a]	$0.38	$0.35
2nd Quarter	3,577	452	376	0.05	0.05
3rd Quarter	4,579	(88)	(89)	(0.01)	0.01
4th Quarter	1 ,669	(970)	(1,174)	(0.16)	(0.16)
	$11,569	$(1,146)	$(521)	0.26	0.25

2001
1st Quarter	$1,426	$(140)	$20	$-	$-
2nd Quarter	8,214	1,278	1,090	0.15	0.13
3rd Quarter	4,458	2,946	3,056	0.43	0.37
4th Quarter	731	(1,290)	(226)	(0.03)	(0.03)
	$14,829	$2,794	$3,940	0.55	0.48

a.  Includes $0.3 million gain on the sale of Stratus’ 49.9 percent interest in the Walden Partnership

(Note 2).

12.  Subsequent Events

In January 2003, Stratus amended its project loans associated with 7000 West and 7500 Rialto Drive (Note 5).  Under the terms of the amendments, the maturity date for each project loan was extended until January 31, 2004 from the original maturities of August 2003 (7000 West) and June 2003 (Rialto Drive) with the option to extend the maturity of each respective project loan by two additional one-year periods, subject to certain conditions.  At December 31, 2002, Stratus’ borrowing s outstanding totaled $12.7 million for the 7000 West project loan and $5.5 million for the 7500 Rialto Drive project loan.   Upon the finalization of the amendments, Stratus was required to make principal payments in the amount of $0.5 million and $1.4 million for the 7000 West and 7500 Rialto Drive project loans, respectively.   Upon the finalization of amendment Stratus had borrowed all amounts under the 7000 West project loan and had $3.7 million available under the 7500 Rialto Drive project loan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP audited our financial statements for 2001 and had served as our independent auditors since 1992.  On July 15, 2002, we dismissed Arthur Andersen as our independent accountants.  This action was taken with the approval of our board of directors, which approved the decision reached by its audit committee.  Arthur Andersen ceased to practice before the SEC effective August 31, 2002.

The audit reports issued by Arthur Andersen on our consolidated financial statements as of and for the years ended December 31, 2001 and December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were either qualified or modified as to uncertainty, audit scope or accounting principle.  During the two fiscal years that ended December 31, 2001 and continuing through July 15, 2002, we had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the matter of disagreement in their report on the financial statements.  Arthur Andersen has communicated to us that they have informed the SEC that they are unable to provide letters that corroborate or invalidate the statements we have made in this disclosure, as required by the SEC.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during our two most recent fiscal years and through July 15, 2002.

On August 8, 2002, we appointed PricewaterhouseCoopers LLP to replace Arthur Andersen as our independent accountants.  Our board approved the audit committee’s selection of PricewaterhouseCoopers.  During the two fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through August 8, 2002, we did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the caption “Information About Nominees and Directors” of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2003 annual meeting to be held on May 15, 2003, is incorporated herein by reference.  The information required by Item 10 regarding the executive officers of the registrant appears in a separately-captioned heading after Item 4. in Part I of this Form 10-K.

Item 11.  Executive Compensation

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2003 annual meeting to be held on May 15, 2003, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the captions “Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership of Directors and Executive Officer” of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2003 annual meeting to be held on May 15, 2003, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the caption “Certain Transactions” of the Proxy Statement submitted to the stockholders of the registrant in connection with its 2003 annual meeting to be held on May 15, 2003, is incorporated herein by reference.

Item 14.  Controls and Procedures

(a)

E valuation of disclosure controls and procedures .  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report on Form 10-K.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic SEC filings.

(b)

Changes in internal controls .  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

P ART IV

Item 1 5 ..  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.  Reference is made to the Financial Statements beginning on page 15 hereof.

(a)(2) Financial Statement Schedules.  Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3) Exhibits.  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)    Reports on Form 8-K.  During the last quarter covered by this report and for the 2003 period ending March 27 , 2003, the registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27 , 2003.

STRATUS PROPERTIES INC.

By:

/s/ William H. Armstrong III

William H. Armstrong III

Chairman of the Board, President

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 2 7 , 2002.

/s/ William H. Armstrong III William H. Armstrong III	Chairman of the Board, President, a nd Chief Executive Officer (Principal Executive Officer)

* John E. Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

* C. Donald Whitmire, Jr.	Vice President and Controller (Principal Accounting Officer)

* James C. Leslie	Director
* Michael D. Madden	Director

* Bruce H. Garrison	Director

*By:

       /s/ William H. Armstrong III

William H. Armstrong III

Attorney-in-Fact

CERTIFICATIONS

I, William H. Armstrong III, certify that:

1.              I have reviewed this annual report on Form 10-K of Stratus Properties Inc.;

2.            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.          The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

/s/ William H. Armstrong III

William H. Armstrong III

          Chairman of the Board, President

and Chief Executive Officer

CERTIFICATIONS

I, John E. Baker, certify that:

1 .              I have reviewed this annual report on Form 10-K of Stratus Properties Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.            The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

                                all significant deficiencies in the design or operation of internal controls which could adversely                                 affect the registrant's ability to record, process, summarize and report financial data and have                                 identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

        /s/ John E. Baker

 John E. Baker

          Senior Vice President and

          Chief Financial Officer

STRATUS PROPERTIES INC.

EXHIBIT INDEX

  Exhibit

 Number

3.1	Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.1 to Stratus’ 1998 Form 10-K.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.2 to Stratus’ 2001 Form 10-K.

3.3	By-laws of Stratus, as amended as of February 11, 1999. Incorporated by Reference to Exhibit 3.2 to Stratus’ 1998 Form 10-K.

4.1

The loan agreement by and between Comerica Bank-Texas and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. dated December 21, 1999.  Incorporated by reference to Exhibit 4.4 to Stratus 1999 Form 10-K.

4.2

Rights Agreement, dated as of May 16, 2002, between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.  Incorporated by reference to Exhibit 4.1 to Stratus ’ Registration Statement on Form 8-A dated May 22, 2002.

10.1

Development and Management Agreement dated and effective as of June 1, 1991 by and between Longhorn Development Company and Precept Properties, Inc. (the “Precept Properties Agreement”). Incorporated by reference to Exhibit 10.8 to Stratus’ 1992 Form 10-K.

10.2

Assignment dated June 11, 1992 of the Precept Properties Agreement by and among FTX (successor by merger to FMI Credit Corporation, as successor by merger to Longhorn Development Company), the Partnership and Precept Properties, Inc.   Incorporated by reference to Exhibit 10.9 to Stratus’ 1992 Form 10-K.

10.3	Construction Loan Agreement dated April 9, 1999 by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.13 to Stratus’ 2001 Form 10-K.

10.4

Modification Agreement dated August 16, 1999, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.14 to Stratus’ 2001 Form 10-K.

10.5	Construction Loan Agreement dated February 24, 2000 by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.15 to Stratus’ 2001 Form 10-K.

10.6

Second Amendment to Construction Loan Agreement dated December 31, 1999 by and between Stratus 7000 West Joint Venture, as borrower, Stratus Properties Operating Co., L.P. and Stratus Properties Inc., as Guarantors, and Comerica Bank-Texas.  Incorporated by Reference to Exhibit 10.16 to Stratus’ 2001 Form 10-K.

10.7

Second Modification Agreement dated February 24, 2000 by and between Comerica Bank-Texas, as lender, and Stratus 7000 West Joint Venture, as borrower, and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.17 to Stratus’ 2001 Form 10-K.

10.8

Third Modification Agreement dated August 23, 2001 by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as Borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.18 to Stratus’ 2001 Form 10-K.

10.9

Guaranty Agreement dated December 31, 1999 by and between Stratus Properties Inc. and Comerica Bank-Texas.  Incorporated by reference to Stratus’ Quarterly Report on Form 10-Q  for the Quarter ended March 31, 2000.

10.10

Guaranty Agreement dated February 24, 2000 by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Stratus’ Quarterly Report on Form 10-Q  for the Quarter ended March 31, 2000.

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

10.13

Second Amendment to Loan Agreement dated December 18, 2001 by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender.  Incorporated by Reference to Exhibit 10.23 to Stratus’ 2001 Form 10-K.

10.14

Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.15

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.22 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.16	Construction Loan Agreement dated June 11, 2001 between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.17	Guaranty Agreement dated June 11, 2001 by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.18

Development Agreement dated August 15, 2002 between Circle C Land Corp. and City of Austin. Incorporated by reference to Exhibit 10.18 to Stratus' Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19	Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus’ 1998 Form 10-K.

10.20	Stratus Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to Stratus’ 1997 Form 10-K.

10.21	Stratus 1996 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to Stratus’ 1997 Form 10-K.

10.22	Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus’ 1998 Form 10-K.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLC.

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus

STRATUS PROPERTIES INC.

INDEX TO FINANCIAL STATEMENTS

The financial statements in the schedule listed below should be read in conjunction with the financial statements of Stratus contained elsewhere in this Annual Report on Form 10-K.

Page

Report of Independent Accountants

F-1

Schedule III-Real Estate and Accumulated Depreciation

F-2

Schedules other than the one listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To The Stockholders and Board of Directors of

  Stratus Properties Inc.

Our audit of the consolidated financial statements referred to in our report dated March 7 , 2003 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Austin, Texas

March 7 , 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Stratus Properties Inc.’s filing on Form 10-K for the year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing o n Form 10-K for the year ended December 31, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

  OF STRATUS PROPERTIES INC.:

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated February 4, 2002 (except with respect to Note 11, as to which the date is February 27, 2002).   Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole.  The accompanying schedule is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Austin, Texas

February 14, 2002 (except with respect

to Note 11, as to which date is

February 22, 2002)

Stratus Properties Inc.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(In Thousands)

SCHEDULE III

			Cost		Gross Amounts At
	Initial Cost		Capitalized		December 31, 200 2				Number of Lots and Acres
		Bldg. and	Subsequent to			Bldg. and					Accumulated	Year
	Land	Improvement	Acquisitions		Land	Improvement		Total	Lots	Acres	Depreciation	Acquired
Developed Lots[a]
Barton Creek, Austin, TX	$4,676	$-	$3,7 70		$8,44 6	$-		$8,44 6	48	-	$-	-
Undeveloped Acreage[b]
Camino Real, San Antonio, TX	23	-	11		34	-		34	-	2	-	1990
Copper Lakes, Houston, TX	25	-	26		51	-		51	-	2	-	1991
Barton Creek, Austin, TX	6,37 1	-	1,078		7,4 49	-		7,4 49	-	416	-	1988
Lantana, Austin, TX	1,157	-	2,531	[c]	2,485	1,203	[c]	3,688	-	148	-	1994
Longhorn Properties, Austin, TX [e]	10,102	-	4,641		14,743	-		14,7 4 3	-	727	-	1992
Developed Acreage [d]
Barton Creek, Austin, TX	18,047	-	42,112		60,159	-		60,159	-	1,623	-	1988
Longhorn Properties, Austin, TXd	5,299	-	2,426		7,725	-		7,725	-	537	-	1992
Lantana, Austin, TX	3,067	-	5,408		8,475	-		8,475	-	288	-	1994
Operating Properties
7000 West, Austin, TX [e]	1,16 4	13,950	454		1,164	14,404		15,568	-	-	2,080	2002
7500 Rialto Dr., Austin, TX [e]	104	7,794	-		104	7,794		7,898	-	-	63	2002
Corporate offices, Austin ,TX	-	664	-		-	664		6 64	-	-	413	-
	$50,035	$22,408	$6 2,457		$110,835	$24,065		$1 34,900	48	3,743	$2,556

a.

Includes 34 developed lots in the Mirador subdivision , 17 lots in the Escala subdivision and one Wimberly Lane lot .

b.

Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

c.

Includes the Circle C community real estate.

d.

Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.

e .

Includes land and construction costs of the office buildings comprising the commercial leasing business segment.

Stratus Properties Inc.

Notes to Schedule III

(In Thousands)

(1)  Reconciliation of Real Estate and Commercial Leasing Properties:

The changes in real estate assets for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	(In Thousands)
Balance, beginning of year	$110,364	$93,194
Acquisitions	21,054	121
Improvements and other	6,697	22,977
Cost of real estate sold	(3,215)	(5,928)
Balance, end of year	$134,900	$110,364

The aggregate net book value for federal income tax purposes as of December 31, 2002 was $13 6 , 424 , 432.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 200 2 and 200 1 are as follows:

	2002	2001
	(In Thousands)
Balance, beginning of year	$322	$189
Retirement of assets	(23)	-
Previously unconsolidated assets (Note 2)	1,381	-
Depreciation expense	876	133
Balance, end of year	$2,556	$322

Depreciation of buildings and improvements reflected in the statements of income is calculated over estimated lives of 30 years.

(3)  Concurrent with certain year-end 1994 debt negotiations, the Partnership analyzed the carrying amount of its real        estate assets, using generally accepted accounting principles, and recorded a $115 million pre-tax, non-cash write-       down.  The actual amounts that will be realized depend on future market conditions and may be more or less than         the amounts recorded in the Stratus’ financial statements.