Form 10-Q
period 2003-03-31
STRATUS PROPERTIES INC
filed 2003-05-15
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number: 0-19989

Stratus Properties Inc.

Incorporated in Delaware	72-1211572
(IRS Employer Identification No.)

98 San Jacinto Blvd., Suite 220, Austin, Texas 78701

Registrant's telephone number, including area code: (512) 478-5788

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _ No X

On March 31, 2003, there were issued and outstanding 7,123,278 shares of the registrant's Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
TABLE OF CONTENTS

Page

Part I. Financial Information

Financial Statements:

Condensed Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Remarks	9

Report of Independent Accountants	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Quantitative and Qualitative Disclosures about Market Risks	15

Control and Procedures	15

Part II. Other Information	15

Signature	1 6

Certifications	17

Exhibit Index	E-1

STRATUS PROPERTIES INC.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

STRATUS PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $0.8 million at March 31, 2003 and $0.4 million at December 31, 2002)	$1,476	$1,361
Accounts receivable	380	654
Current portion of notes receivable from property sales	60	60
Prepaid expenses	90	146
Total current assets	2,006	2,221
Real estate and facilities, net	112, 907	110,761
Rental properties, net	22,746	22,422
Investments in and advances to unconsolidated affiliates	191	191
Notes receivable from property sales, net of current portion	1,7 69	2,103
Other assets	1,877	1,742
Total assets	$141,496	$139,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,872	$1,663
Accrued interest, property taxes and other	1,090	3,067
Current portion of borrowings outstanding	434	2,316
Total current liabilities	3,396	7,046
Long-term debt	48,512	42,483
Other liabilities	3,283	3,292
Commitments and contingencies
Stockholders' equity	86,305	86,619
Total liabilities and stockholders' equity	$141,496	$139,440

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues:
Real estate	$1,280	$1,025
Rental income	908	262
Commissions, management fees and other	508	457
Total revenues	2, 696	1,744
Cost of sales:
Real estate, net	897	891
Rental	571	114
Depreciation	317	96
Total cost of sales	1, 785	1,101
General and administrative expenses	1,062	1,183
Total costs and expenses	2, 847	2,284
Operating loss	(151)	(540)
Interest expense, net	(287)	(48)
Interest income	98	250
Equity in unconsolidated affiliates’ income	-	418
Other income	-	286
Net income (loss)	$(340)	$366

Reconciliation of net income (loss) to net income (loss) attributable to common shareholders:
Net income (loss)	$(340)	$366
Discount on purchase of mandatorily redeemable preferred stock	-	2,367
Net income (loss) attributable to common shareholders	$(340)	$2,733

Net income (loss) per share of common stock:
Basic	$(0.05)	$0.38
Diluted	$(0.05)	$0.35

Average shares outstanding:
Basic	7,122	7,113
Diluted	7,122	7,804

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(340)	$366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317	96
Cost of real estate sold	319	302
Equity in unconsolidated affiliates’ income	-	(418)
Gain on sale of Stratus’ 50 percent interest in Walden Partnership	-	(286)
Amortization of deferred compensation	30	-
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	330	105
Accounts payable and accrued liabilities	(1,77 6)	(1,609)
Long-term receivable and other	190	869
Net cash used in operating activities	(930)	(575)

Cash flow from investing activities:
Real estate and facilities, net of cost of real estate sold and municipal utility district reimbursements	(3,106)	(2,125)
Net cash acquired from Barton Creek and 7000 West Joint Ventures	-	1,067
Proceeds from the sale of Stratus’ 50 percent interest in the Walden Partnership	-	3,141
Acquisition of Olympus’ interest in the Barton Creek and 7000 West Joint Ventures	-	(3,858)
Net cash used in investing activities	(3,106)	(1,775)

Cash flow from financing activities:
Borrowings under revolving credit facility, net	6,123	6,259
Proceeds from (payments on) 7500 Rialto Dr. project loan	(1,389)	1,104
Payments on 7000 West project loan	(587)	(16)
Repurchase of mandatorily redeemable preferred stock	-	(7,633)
Exercise of stock options and other	4	41
Net cash provided by (used in) financing activities	4,151	(245)
Net increase (decrease) in cash and cash equivalents	115	(2,595)
Cash and cash equivalents at beginning of year	1,361	3,705
Cash and cash equivalents at end of period	1,476	1,110
Less cash restricted as to use	(760)	(241)
Unrestricted cash and cash equivalents at end of period	$716	$869

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s A nnual R eport on Form 10-K, filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus Properties Inc. at March 31, 2003 and December 31, 2002, and the results of operations and cash flow for the three-month periods ended March 31, 2003 and 2002.  Operating results for the three-month ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2. EARNINGS PER SHARE

Following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Basic net income (loss) per share of common stock:
Net income (loss)	$(340)	$366
Add: Discount on purchase of mandatorily redeemable preferred stock	-	2,367
Net income (loss) applicable to common shareholders	$(340)	$2,733

Weighted average common shares outstanding	7,122	7,113

Basic net income (loss) per share of common stock	$(0.05)	$0.38

Diluted net income per share of common stock:
Net Income	$(340)	$366
Add: Discount on purchase of mandatorily redeemable preferred stock	-	2,367
Net income (loss) applicable to common shareholders	$(340)	$2,733

Weighted average common shares outstanding	7,122	7,113
Dilutive stock options	- [a]	123
Assumed redemption of preferred stock	-	568
Weighted average common shares outstanding for purposes of calculating diluted net income per share	7,122	7,804

Diluted net income (loss) per share of common stock	$(0.05)	$0.35

a.

Options representing approximately 162,000 shares of Stratus common stock that otherwise would have been included in the diluted earnings per share calculation were excluded as anti-dilutive considering the net loss incurred during the period.

 There were no dividends accrued or paid on Stratus’ mandatorily redeemable preferred stock through February 27, 2002, the date Stratus purchased all the related outstanding shares held by Olympus Real Estate Corporation (Olympus).  For more information regarding Stratus’ purchase of its mandatorily redeemable preferred stock and other transactions associated with Stratus ending its business relationship with Olympus see Notes 2, 3 and 4 of Stratus’ 2002 Annual Report on Form 10-K.

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the years presented are as follows:

	First Quarter
	2003	2002
Outstanding options (in thousands)	3 4 5	469
Average exercise price	$10.62	$9.98

Stock-Based Compensation Plans.

As of March 31, 2003, Stratus has four stock-based employee and director compensation plans, which are described in Note 8 of Stratus’ 2002 Form 10-K.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income (loss) and earning s per share if Stratus had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,
	2003	2002
Basic net income (loss) applicable to common shareholders, as reported	$(340)	$2,733
Add: Stock-based employee compensation expense recorded in net income for restricted stock units and stock appreciation rights	30	8
Deduct: Total stock-based employee compensation expense determined under fair value - based method for all awards	(192)	(183)
Pro forma basic and diluted net income (loss) applicable to common stock	(502)	2,558

Earnings per share:
Basic – as reported	$(0.05)	$0.38
Basic – pro forma	$(0.07)	$0.36

Diluted – as reported	$(0.05)	$0.35
Diluted – pro forma	$(0.07)	$0.33

For the pro forma computations, the fair values of the option grants were estimated on the dates of grant using the Black-Scholes option-pricing model.  There were no stock option grants during the first quarter of 2003.  The weighted average fair value of the first-quarter 2002 stock option grants was $5.93 per option, which was calculated using a weighted average risk-free interest rate of 5.3 percent; an expected volatility rate of 54 percent; no annual dividends and expected lives of 10 years.  These pro forma effects on net income (loss) are not necessarily representative of the impact on future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants.  No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

3. RESTRICTED STOCK

On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that will be converted into 22,726 shares of Stratus common stock ratably on the anniversary date over the next four years.  On December 17, 2002, the Board of Directors authorized the issuance of 20,000 additional RSUs that will be converted into 20,000 shares of Stratus common stock ratably on each anniversary date over the next four years.  Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost.  Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant totaling approximately $0.4 million ($0.2 million for each grant) was recorded as deferred compensation in stockholders’ equity and will be amortized to expense over each grant ’ s respective four-year vesting period.  Stratus has charged approximately $74,000 of this deferred compensation to expense, including approximately $ 24 ,000 during the first quarter of 2003.  On January 17, 2003, Stratus issued 5,68 3 shares of its common stock in connection with the redemption of the first 25 percent of the January 2002 RSU grants.   In connection with this redemption, 900 of the issued shares were tendered to Stratus to pay the related income taxes associated with the shares granted.

4.  CIRCLE C DEVELOPMENT PLAN AGREEMENT

On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement and permanent zoning for Stratus’ 1,273 acres located within the Circle C community in southwest Austin.   These approvals permit development of one million square feet of commercial space and 1,730 residential units. The City also provided Stratus $15 million of incentives in connection with its future development of its Circle C and other Austin-area properties, including waivers of fees and reimbursement for certain infrastructure costs.  In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects.  As of March 31, 2003, Stratus has used $0.6 million of its City-based incentives , including $0.4 million sold to third parties during the first-quarter of 2003, which are included in Real Estate Operations revenues ..  This development agreement firmly establishes all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years.

5 .. DEBT OUTSTANDING

At March 31, 2003, Stratus had total debt of $48.9 million, including $0.4 million of current debt , compared to total debt of $44.8 million, including $2.3 million of current debt , at December 31, 2002.  Stratus was required to make payments of $1.4 million on its 7500 Rialto Drive project loan and $0.5 million on its 7000 West project loan upon entering amendments to each of the project loan agreements during the first quarter of 2003 .. Stratus’ debt outstanding at March 31, 2003 consisted of the following:

•

$10.0 million of borrowings outstanding under its two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

•

$19.6 million of borrowings under its $25.0 million ($23. 9 million available at March 31, 2003 , see below) revolver component of the Comerica Bank-Texas (Comerica) credit facility, which matures in April 2004.

•

$3.1 million of net borrowings under the $5.0 million term loan component of the Comerica facility , for which certain of the Mirador subdivision lots within the Barton Creek community are currently serving as collateral.

•

$12.1 million of borrowings under the 7000 West project loan that was scheduled to mature on August 24, 2003; however, in January 2003 Stratus amended the project loan to extend the maturity of the loan to January 31, 2004, with options to extend the loan ’ s maturity by two additional one-year periods, under certain conditions.

•

$4.1 million of borrowings under its 7500 Rialto Drive project loan, which was amended in January 2003 to extend the maturity of the project loan from June 2003 to January 31, 2004, with options to extend the loan for two additional one-year periods, under certain conditions.

The total amount of availability under the $30 million Comerica credit facility was reduced to $28. 9 million to satisfy the $1. 1 million interest reserve account requirement at March 31, 2003.  For a discussion of Stratus’ bank credit facilities see Note 5 included in the “Notes To Financial Statements” i n its 2002 Annual Report on Form 10-K.

6. RESTRICTED CASH , INTEREST COST AND RECLASSIFICATIONS

Restricted Cash.  At March 31, 2003, Stratus had restricted cash deposits totaling $0.8 million, which includes $0.2 million of deposited funds used to purchase the fractional shares of Stratus’ common stock resulting from its stock split transactions (see Note 8 of Stratus’ 2002 Annual Report on Form 10-K).   The r estricted amount at March 31, 200 3 also includes $0.6 million of funds deposited into a restricted account for the purpose of repaying a portion of Stratus’ outstanding debt (Note 5).  The bank applied the funds against Stratus’ borrowings outstanding in early-April 2003.

Interest Costs.  Interest expense excludes capitalized interest of $0.5 million in the first quarter of 2003 and  $0.4 million in the first quarter of 2002.

Reclassifications.  Certain prior year amounts have been reclassified to confirm to the year 2003 presentation.

7. BUSINESS SEGMENTS

Following the completion of the transactions between Stratus and Olympus in February 2002 (see Note 2 of Stratus’ 2002 Annual Report on Form 10-K), Stratus now has two operating segments, “Real Estate Operations” and “Commercial Leasing.”   Stratus’ C ommercial Leasing segment was established when Stratus acquired Olympus’ 50.1 percent interest in 7000 West in February 2002.  The C ommercial L easing segment currently consists of the 140,000-square foot Lantana Corporate Center office complex, which includes two 70,000-square foot office buildings that are fully leased, as well as Stratus’ 75,000 square-foot office building at Rialto Drive, where construction was substantially completed in the third quarter of 2002.   The Rialto Drive office building is approximately one-third leased.  Stratus’ R eal E state O perations segment is comprised of all its developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture; its Circle C community properties ; and the properties in Lantana other than its office buildings.

The segment data presented below was prepared on the same basis as the Stratus consolidated condensed financial statements.  Real E state Operations was Stratus’ only operating segment until February 27, 2002 as discussed above.

	Real Estate Operations[a]		Commercial Leasing		Other		Total
First Quarter 2003:
Revenues		$1, 788		$908	$-		$2,696
Cost of sales		(897)		(571)	-		(1, 468)
Depreciation		(26)		(291)	-		(317)
General and administrative expense		(94 1)		(1 21)	-		(1,062)
Operating loss	$	(76)	$	(75)	$-		$(151)
Total assets		$112, 907		$22,746	$5,843	[b]	$141,496

First Quarter 2002:
Revenues		$1,482		$262	$-		$1,744
Cost of sales		(891)		(114)	-		(1,005)
Depreciation		(29)		(67)	-		(96)
General and administrative expense		(1,059)		(124)	-		(1,183)
Operating loss		$(497)		$(43)	$-		$(540)
Total assets		$114,547		$13,666	$11,243	[b]	$139,456

a.

Includes sales commissions, management fees and other revenues together with related expenses.

b.

Represents all the assets except for the plant, property and equipment assets comprising the R eal E state O perations and C ommercial L easing segments.

8.  NEW ACCOUNTING STANDARD

Stratus adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) as required on January 1, 2003.  This statement requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred.  The removal cost is initially capitalized and amortized over the remaining life of the underlying asset.  The associated liability is accreted over the life of the underlying asset.  Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition.  The implementation of SFAS 143 had no effect on Stratus’ results of operations or financial position.

--------------------

Remarks

The information furnished herein should be read in conjunction with Stratus’ financial statements contained in its 2002 Annual Report on Form 10-K.

REPORT OF INDEPENDENT  ACCOUNTANTS

To the Board of Directors and Stockholders

   of Stratus Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of March 31, 2003, and the condensed related consolidated statements of operations and of cash flows for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company’s management.  The accompanying consolidated statements of operations and of cash flows for the three-month period ended March 31, 2002 were reviewed by other auditors who have ceased operations and whose report, dated April 24, 2002, stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States of America.  These interim financial statements are the responsibility of management.

We conducted our review s in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Stratus Properties Inc. as of December 31, 2002, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 7, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Austin, Texas

May 5 , 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2002 Annual Report on Form 10-K. The operating results summarized in this report are not necessarily indicative of our future operating results.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located in the Austin, Texas area.  We conduct real estate operations on properties we own and, until February 2002, through unconsolidated affiliates we jointly owned with Olympus Real Estate Corporation (Olympus) (see “Transactions with Olympus Real Estate Corporation” below), pursuant to a strategic alliance formed in May 1998.

DEVELOPMENT ACTIVITIES

During the first quarter of 2003, we completed street and utility infrastructure construction for the “Calera Drive” subdivision within the Barton Creek Community.  Development of the initial phase, which includes 17 courtyard homes on 19 acres, will commence during the second quarter of 2003.  The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which front on the Fazio Canyons g olf c ourse, is expected to begin in 2004.  Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence after 2004.

During the first quarter of 2003, we also completed certain tenant improvements to the 75,000 square-foot Rialto Drive office building that allowed the first two tenants to occupy their leased space.  The building is now approximately one-third occupied , and w e are continuing our efforts to lease the remaining available office space.  The two office buildings comprising our 140,000-square foot Lantana Corporate Center, known as 7000 West, are fully leased and occupied.

We have begun to proceed with development activities under the entitlements set forth in our 2002 Circle C Development Agreement with the City of Austin (Note 4).  The preliminary plan has now been filed for Meridian, an 800 lot residential development at Circle C.  In addition, several retail site plans at Circle C are currently proceeding through the approval process.  The 2002 Agreement permits development of approximately one million square feet of commercial space, 900 multi-family units, and 830 single - family residential lots.

RESULTS OF OPERATIONS

Summary operating results follow (in thousands):

	First Quarter
	2003	2002
Revenues:
Undeveloped properties	$650	$-
Developed properties	630	1,025
Rental income	908	262
Commissions, management fees and other	508	457
Total revenues	$2, 696	$1,744

Operating loss	$(151)	$(540)

Net income (loss)	$(340)	$366

As a result of the transactions between Olympus and us (see “Transactions With Olympus Real Estate Corporation” below), we now have two operating segments, “ Real Estate Operations” and “Commercial Leasing”  (Note 7).

Real Estate Operations

We sold six acres of undeveloped property located in southwest Austin during the first quarter of 2003. Our developed properties revenue during the first quarter of 2003 included the sale of two residential estate lot s, one at  the Escala Drive subdivision and one at the Mirador subdivision both located with in the Barton Creek community while our developed property revenues in the first quarter of 2002 consisted of the sale of two r esidential estate lots at the Escala Drive subdivision .

Commissions, management fees and other revenues totaled $0. 5 million during each of the first quarter s of 2003 and 2002 .    Commissions, management fees and other revenues during the first quarter of 2003 included the sale to third parties $0.4 million of our development incentives, which were granted to us by the City of Austin in accordance with the Circle C Development Agreement (Note 4).  Commissions and management fees during the first quarter of 2002 included $0.1 million of commissions associated with our involvement in the Lakeway Project, near Austin, Texas, and certain management fees related to our joint venture activities prior to ending our business relationship with Olympus in February 2002.   For more information regarding our involvement in the Lakeway Project, see Note 4 of our 2002 Annual Report on Form 10-K.

Cost of sales totaled $0. 9 million during both the first quarter of 2003 and 2002.

G eneral and administrative expense totaled $0.9 million during the first quarter of 2003 compared with $1.1 million during the first quarter of 2002.  Our general and administrative expense during the first quarter of 2002 included certain costs associated with completing the transactions with Olympus.

Commercial Leasing Operations

Revenues from the C ommercial L easing segment totaled $0.9 million in the first quarter of 2003 compared to $0.3 million in the first quarter of 2002.   The increase reflects the C ommercial L easing segment not commencing its operations until February 27, 2002, following the completion of the transactions with Olympus.   Also, we received our first revenues associated with the 75,000 square foot Rialto Drive office building during the first quarter of 2003 (see “Development Activities” above).

Cost of sales totaled $0.6 million during the first quarter of 2003 compared to $0.1 million during the first quarter of 2002.  The increase primarily reflects 7000 West and 7500 Rialto Drive having three months of operations during 2003 compared to 7000 West having only one month of operations during 2002.  We did not commence operations at 7500 Rialto Dr. until the third quarter of 2002.

Depreciation and amortization expense totaled $0.3 million during the first quarter of 2003 compared with $0.1 million during the first quarter of 2002.  The increase is associated with having three months of operations for both 7000 West and 7500 Rialto Drive during 2003 , while the first quarter of 2002 only reflects one month of operations for 7000 West.

General and administrative expense totaled $0.1 million in both the first quarter of 2003 and 2002.

Non-Operating Results

Interest expense, net of capitalized interest, totaled $0.3 million in the first quarter of 2003 and $48,000 during the first quarter of 2002 . Capitalized interest totaled $0.5 million in the first quarter of 2003 and $0.4 million in the first quarter of 2002.

Other income totaled $0.3 million during the first quarter of 2002, which represented the gain from the sale of our interest in the Walden Partnership (see “Transactions with Olympus Real Estate Corporation” below).

CAPITAL RESOURCES AND LIQUIDITY

Comparison of First Quarter 2003 and 2002 Cash Flows

Net cash used in operating activities totaled $0.9 million during the first quarter of 2003 and $0.6 million during the first quarter of 2002.  Cash used in investing activities totaled $3.1 million during the first quarter of 2003 compared to $1.8 million during the first quarter of 2002, reflecting a increase in our net real estate and facilities expenditures, including the completion of certain tenant improvements to the 7500 Rialto Drive office building.   Our investing activities during the first quarter of 2002 include the receipt of $0.4 million of net cash proceeds received in connection with the closing of the Olympus transactions in February 2002 (see “Transactions with Olympus Real Estate Corporation” below).

Our financing activities provided cash of $4.2 million during the first quarter of 2003 compared to using cash of $0.2 million during the first quarter of 2002.   During the first quarter of 2003, our financing activities included $6.1 million of net borrowings under our revolving line of credit partially offset by payments totaling $2.0 million under our project construction loans, which were amended during January 200 3 (see below). During the first quarter of 2002 our financing activities reflected $6.3 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002. We also borrowed $1.1 million under our 7500 Rialto Drive project loan during the first quarter of 2002 , and w e also purchased our mandatorily redeemable preferred stock held by Olympus for $7.6 million.

Project Loan Amendments

In January 2003, we entered the amendments for our project loan facilities associated with the 140,000-square foot office complex at 7000 West and the 75,000 square-foot office building at 7500 Rialto Drive, both of which are located in Lantana.  Under the terms of the project loan amendments, each project loan’s maturity was extended until January 31, 2004 from the original maturities of August 2003 (7000 West) and June 2003 (Rialto Drive).  In addition, the amended project loan facilities give us an option to extend the maturity of each facility by two additional one-year periods, subject to certain conditions.  We repaid $0.5 million and $1.4 million of our borrowings outstanding upon entering the amendments of the 7000 West and 7500 Rialto Drive project loan facilities, respectively.  We borrowed all amounts available under the 7000 West project loan facility and currently have $3.7 million of remaining availability under the 7500 Rialto Drive project loan facility.

Credit Facilities and Other Financing Arrangements

At March 31, 2003, we had total debt of $48.9 million, including a current portion of $0.4 million , compared to total debt of $44.8 million, including a current portion of $2.3 million, at December 31, 2002.  The increase in our debt primarily reflects the increase in our real estate and facilities expenditures during the first quarter of 2003.  Our long-term debt outstanding at March 31, 2003 consisted of the following:

•

$10.0 million of borrowings outstanding on our two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

•

$19.6 million of borrowings under our $25.0 million ($ 23.9 million available at March 31, 2003 , see below) revolver component of the Comerica Bank-Texas (Comerica) credit facility, which matures in April 2004.

•

$3.1 million of net borrowings under the $5.0 million term loan component of the Comerica facility , for which certain of the Mirador lots are currently serving as collateral.

•

$4.1 million of borrowings under our 7500 Rialto Drive project loan, which matures in January 2004, with options to extend the loan for two additional one-year periods , under certain conditions ..

•

$12.1 million of borrowings under the 7000 West project loan, which is scheduled to mature in January 2004, with options to extend the loan’s maturity for two additional one-year periods , under certain conditions ..

The total amount of availability under the $30 million Comerica credit facility was reduced to $28. 9 million to satisfy the $1. 1 million interest reserve account requirement at March 31, 2003.     For a discussion of our bank credit facilities see Note 5 included in the “Notes To Financial Statements” in our 2002 Annual Report on Form 10-K.

Outlook

Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales.  In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, regulatory issues, development costs, interest rate levels and our ability to continue to protect our land use and development entitlements.  As discussed in “Risk Factors” located in our 2002 Annual Report on Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin.  The Austin real estate market has experienced a slowdown during the past two years, which has affected and will likely continue to affect our near-term operating results and liquidity.  We cannot at this time project how long or to what extent this current slowdown will last.

Although we have been able to secure a substantial amount of permitting within the Barton Creek community (see “Development Activities” above), significant development expenditures must be incurred and additional permits secured for certain of our Austin area properties prior to their eventual sale.  We have initiated plans to meet development requirements under existing laws and regulations.  Certain of our properties benefit from grandfathered entitlements that are not subject to the development requirements currently in effect.  We continue to have a positive and cooperative dialogue with the City concerning land use and development permit issues.

We are continuing to pursue additional development and management fee opportunities.  We also believe that we can obtain bank financing at a reasonable cost for developing our properties.  However, obtaining land acquisition financing is generally expensive and uncertain.

We are engaged in discussions with Comerica regarding alternatives to increase our financial flexibility either by extending our debt maturities or by entering into additional project-related debt facilities.

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

•

We acquired Olympus’ ownership interest in the Barton Creek Joint Venture for $2.4 million.

•

We acquired Olympus’ ownership interest in 7000 West for $1.5 million. In connection with this acquisition, we assumed $12.9 million of debt .  The borrowings outstanding under this facility are included in our accompanying consolidated condensed balance sheets.

•

We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek Joint Venture and 7000 West, through borrowings available to us under our revolving credit facility agreement (see “Capital Resources and Liquidity” above).

For a detailed discussion of our Olympus transactions see “Joint Ventures with Olympus Real Estate Corporation” and “Olympus Relationship” located within Items 7. and 7A. and Notes 2, 3, 4 located in our 2002 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

Management’s D iscussion and A nalysis of F inancial C ondition and R esults of O perations contains forward-looking statements regarding anticipated sales, debt repayments, future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy and other plans and objectives of management for future operations and activities.   Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, that are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our market risks since the year ended December 31, 2002.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.

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

1 .

The City’s Save Our Springs Ordinance (“SOS Ordinance”) is exempt from Chapter 245 of the Texas Local Government Code (the “Grandfathering Statute”).

2 .

The City has the authority and duty to apply the SOS Ordinance and its zoning authority to Stratus’ Circle C properties.

3 .

Residents of the Circle C community, including Plaintiffs, are entitled to full application of the City’s current watershed protection ordinances, including the SOS Ordinance, and the City’s zoning powers.

Stratus’ Position .  As a result of the City’s approval of the settlement agreement, effective August 15, 2002, certain of Plaintiffs’ requests are now moot.  In order to amend or grant any variance to the SOS Ordinance, six of seven City Council members must approve the amendment or variance.  As a condition to entering into the settlement agreement with the City, Stratus insisted on six of seven Council members approving the proposal.  The proposal was approved by six of seven Council members and, as such, constitutes a valid amendment to the SOS Ordinance.  In addition, in connection with the approval of the settlement agreement, the City of Austin exercised its zoning authority and granted zoning for each of Stratus’ seventeen Circle C parcels.  As such, each of Plaintiffs’ requested judicial declarations concerning the applicability of current City watershed ordinances or City zoning authority to Circle C have been fully satisfied and are now moot.  Stratus filed a motion for summary judgment, along with the City, to dismiss the claims as to the Circle C properties on the basis that they are now moot as a result of the settlement.  Stratus’ and the City’s summary judgment was heard on January 22 and granted, dismissing the lawsuit as to the Circle C properties.

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003 at which the court agreed with the City’s and Stratus’ position and dismissed the suit.

SOS Lawsuit 2 :   The Save Our Springs Alliance v. The City of Austin and Circle C Land Corp. Cause No. GN-300095 (126th Judicial District Court of Travis County, Texas, filed January 13, 2003).  SOSA filed a second lawsuit against both the City of Austin and Circle C Land Corp.  SOSA asserts two primary claims.  First, the settlement agreement constitutes impermissible contract zoning and as such is void.  Second, the zoning ordinances and settlement agreement are invalid because the City failed to comply with requisite notice and hearing procedures.  SOS further asserts that in the event it prevails on its two primary claims, then it will argue that the SOS Ordinance is exempt from Chapter 245 of the Texas Local Government Code, one of the same claims asserted in SOS Lawsuit 1.

Stratus’ Position .  With respect to the first claim, both the City and Stratus firmly believe that the settlement transaction does not constitute contract zoning or violate prohibitions against municipal government delegating legislative authority.  With respect to the second claim, the City and Stratus both firmly believe that all procedural requirements for enactment of the 14 zoning ordinances as well as the ordinance implementing the settlement agreement were satisfied.  The City and Stratus are preparing a joint motion for summary judgment requesting that the Court declare, as a matter of law, that the SOSA claims are without merit and dismiss the case.

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

(a)

During the period covered by this Quarterly Report on Form 10-Q and through May 15, 2003, the registrant filed one Current Report on Form 8-K reporting an event under Item 9 dated May 13, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By:  /s/ John E. Baker

            John E. Baker

    Senior Vice President and

       Chief Financial Officer

(authorized signatory)

Date:

May 15 ,  2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15 , 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15 , 2003

                        /s/ John E. Baker

John E. Baker

Senior Vice President

and Chief Financial Officer

STRATUS PROPERTIES INC.

EXHIBIT INDEX

  Exhibit

 Number

3.1	Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.1 to Stratus’ 1998 Form 10-K.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.2 to Stratus’ 2001 Form 10-K.

3.3	By-laws of Stratus, as amended as of February 11, 1999. Incorporated by Reference to Exhibit 3.2 to Stratus’ 1998 Form 10-K.

4.1	Stratus' Certificate of Designations of Series A Participating Cumulative Preferred Stock. Incorporated by reference to Exhibit 4.1 to Stratus’ 1992 Form 10-K.

4.2	Rights Agreement dated as of May 28, 1992 between Stratus and Mellon Securities Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.2 to Stratus’ 1992 Form 10-K.

4.3	Amendment No. 1 to Rights Agreement dated as of April 21, 1997 between Stratus and the Rights Agent. Incorporated by reference to Exhibit 4 to Stratus’ Current Report on Form 8-K dated April 21, 1997.

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

E-1
10.8

Third Modification Agreement dated August 23, 2001 by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as Borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.18 to Stratus’ 2001 Form 10-K.

10.9	Fourth Modification Agreement dated January 31, 2003, by and between Comercica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower, and Stratus Propeties Inc., as guarantor.

10.10

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

10.12

Development Management Agreement by and between Commercial Lakeway Limited Partnership, as owner, and Stratus Properties Inc., as development manager, dated January 26, 2001.  Incorporated by reference to Exhibit 10.18 to the Stratus 2001 First Quarter 10-Q.

10.13	Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

10.14

Second Amendment to Loan Agreement dated December 18, 2001 by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender.  Incorporated by Reference to Exhibit 10.23 to Stratus’ 2001 Form 10-K.

10.15

Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.16

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.22 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.17	Construction Loan Agreement dated June 11, 2001 between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.18	Guaranty Agreement dated June 11, 2001 by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.19	Modification Agreement dated January 31, 2003 by and between Lantana Office Properties I L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.

10.20	Development Agreement dated March 15, 2002 between Circle C Land Corp. and City of Austin Incorporated by reference to Exhibit 10.18 to Stratus’ 2002 Form 10-K.

10.21	Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus’ 1998 Form 10-K.

10. 22	Stratus Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to Stratus’ 1997 Form 10-K.

10.2 3	Stratus 1996 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to Stratus’ 1997 Form 10-K.
E-2

10.2 4	Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus’ 1998 Form 10-K.

10.25	Stratus Properties Inc. 2002 Stock Incentive Plan.

15.1	Letter dated May 15, 2003, from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.