Form 10-Q
period 2003-06-30
STRATUS PROPERTIES INC
filed 2003-08-14
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

Commission File Number: 0-19989

Stratus Properties Inc.

Incorporated in Delaware	72-1211572
(IRS Employer Identification No.)

98 San Jacinto Blvd., Suite 220, Austin, Texas 78701

Registrant's telephone number, including area code: (512) 478-5788

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) Yes _ No X

On June 30, 2003, there were issued and outstanding 7,123,278 shares of the registrant's Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

                                                                                    STRATUS PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $0.3 million at June 30, 2003 and $0.4 million at December 31, 2002)	$1,929	$1,361
Accounts receivable	529	654
Current portion of notes receivable from property sales	60	60
Prepaid expenses	106	146
Total current assets	2,624	2,221
Real estate and facilities, net	115,454	110,761
Rental properties, net	22,505	22,422
Investments in and advances to unconsolidated affiliates	-	191
Notes receivable from property sales, net of current portion	1,489	2,103
Other assets	1,872	1,742
Total assets	$143,944	$139,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$1,687	$1,663
Accrued interest, property taxes and other	2,085	3,067
Current portion of borrowings outstanding	434	2,316
Total current liabilities	4,206	7,046
Long-term debt	51,282	42,483
Other liabilities	3,283	3,292
Commitments and contingencies
Stockholders' equity	85,173	86,619
Total liabilities and stockholders' equity	$143,944	$139,440

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues:
Real estate	$55	$2,615	$1,335	$3,640
Rental income	940	652	1,848	914
Other	504	310	1,012	767
Total revenues	1,499	3,577	4,195	5,321
Cost of sales:
Real estate, net	578	1,282	1,475	2,173
Rental	578	439	1,149	553
Depreciation and amortization	332	231	648	327
Total cost of sales	1,488	1,952	3,273	3,053
General and administrative expenses	1,053	1,173	2,115	2,356
Total costs and expenses	2,541	3,125	5,388	5,409
Operating income (loss)	(1,042)	452	(1,193)	(88)
Interest expense, net	(185)	(164)	(472)	(212)
Interest income	37	134	135	384
Equity in unconsolidated affiliates’ income (loss)	29	(46)	29	372
Other income	-	-	-	286
Net income (loss)	$(1,161)	$376	$(1,501)	$742

Reconciliation of net income (loss) to net income (loss) attributable to common stock :
Net income (loss)	$(1,161)	$376	$(1,501)	$742
Discount on purchase of mandatorily redeemable preferred stock	-	-	-	2,367
Net income (loss) attributable to common stock	$(1,161)	$376	$(1,501)	$3,109

Net income (loss) per share of common stock:
Basic	($0.16)	$0.05	($0.21)	$0.44
Diluted	($0.16)	$0.05	($0.21)	$0.41

Average shares outstanding:
Basic	7,123	7,116	7,123	7,115
Diluted	7,123	7,261	7,123	7,535

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Six Months Ended
	June 30,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(1,501)	$742
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	649	327
Cost of real estate sold	339	955
Equity in unconsolidated affiliates’ (income) loss	(29)	(372)
Gain on sale of Stratus’ 50 percent interest in Walden Partnership	-	(286)
Amortization of deferred compensation	59	20
(Increase) decrease in working capital:
Accounts receivable and other	165	1,348
Accounts payable and accrued liabilities	(966)	(735)
Long-term receivable and other	475	1,106
Distribution of unconsolidated affiliates’ income	29	278
Net cash (used in) provided by operating activities	(780)	3,383

Cash flow from investing activities:
Real estate and facilities, net of cost of real estate sold	(5,764)	(6,445)
Net cash acquired from Barton Creek and 7000 West Joint Ventures	-	1,067
Proceeds from the sale of Stratus’ 50 percent interest in the Walden Partnership	-	3,141
Acquisition of Olympus’ interest in the Barton Creek and 7000 West Joint Ventures	-	(3,858)
Investment in Lakeway Project	191	505
Net cash used in investing activities	(5,573)	(5,590)

Cash flow from financing activities:
Borrowings under revolving credit facility, net	9,494	2,912
Borrowings on term loan component of credit facility	-	4,645
Payments on term loan portion on credit facility	(493)	(432)
Proceeds from (payments on) 7500 Rialto project loan	(1,431)	1,781
Payments on 7000 West project loan	(653)	(64)
Repurchase of mandatorily redeemable preferred stock	-	(7,633)
Exercise of stock options and other	4	47
Net cash provided by financing activities	6,921	1,256
Net increase (decrease) in cash and cash equivalents	568	(951)
Cash and cash equivalents at beginning of year	1,361	3,705
Cash and cash equivalents at end of period	1,929	2,754
Less cash restricted as to use	(266)	(2,045)
Unrestricted cash and cash equivalents at end of period	$1,663	$709

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus Properties Inc. at June 30, 2003 and December 31, 2002, and the results of operations for the three-month and the six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods of 2003 and 2002.  Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain prior year amounts have been reclassified to conform to the year 2003 presentation

2. EARNINGS PER SHARE

Following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic net income (loss) per share of common stock:
Net income (loss)	$(1,161)	$376	$(1,501)	$742
Add: Discount on purchase of mandatorily redeemable preferred stock (Note 1)	-	-	-	2,367
Net income (loss) applicable to common shareholders	$(1,161)	$376	$(1,501)	$3,109

Weighted average common shares outstanding	7,123	7,116	7,123	7,115

Basic net income (loss) per share of common stock	$(0.16)	$0.05	$(0.21)	$0.44

Diluted net income (loss) per share of common stock:
Net income (loss)	$(1,161)	$376	$(1,501)	$742
Add: Discount on purchase of mandatorily redeemable preferred stock	-	-	-	2,367
Net income (loss) applicable to common shareholders	$(1,161)	$376	$(1,501)	$3,109

Weighted average common shares outstanding	7,123	7,116	7,123	7,115
Dilutive stock options	- [a]	145	- [a]	136
Assumed redemption of preferred stock	-	-	-	284
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	7,123	7,261	7,123	7,535
Diluted net income (loss) per share of common stock	$(0.16)	$0.05	$(0.21)	$0.41

a.

Options representing approximately 128,000 shares of Stratus common stock in the second quarter of 2003 and 151,000 shares of Stratus common stock for the six months ended June 30, 2003 that otherwise would have been included in the diluted earnings per share calculation were excluded as anti-dilutive considering the net loss incurred during the period.

                                                                                                            6

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

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows:

	Second Quarter		Six Months
	2003	2002	2003	2002
Outstanding options	464,000	275,000	345,000	386,000
Average exercise price	$10.12	$10.96	$10.62	$10.31

Stock-Based Compensation Plans.

As of June 30, 2003, Stratus has four stock-based employee and director compensation plans, which are described in Note 8 of Stratus’ 2002 Form 10-K.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income (loss) and earnings per share if Stratus had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stock, as reported	$(1,161)	$376	$(1,501)	$3,109
Add: Stock-based employee compensation expense included in reported net income (loss) for restricted stock units and employee stock options	29	12	59	20
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(192)	(203)	(384)	(386)
Pro forma net income (loss) applicable to common stock	$(1,324)	$185	$(1,826)	$2,743

Earnings per share:
Basic – as reported	$(0.16)	$0.05	$(0.21)	$0.44
Basic – pro forma	(0.19)	0.03	(0.26)	0.39

Diluted – as reported	$(0.16)	$0.05	$(0.21)	$0.41
Diluted – pro forma	(0.19)	0.03	(0.26)	0.36

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  As of June 30, 2003, no stock options have been granted during 2003. There were no stock options granted during the second quarter of 2002. The weighted average fair value for stock option granted for the six months ended June 30, 2002 was $5.93 per option.  The weighted average assumptions used for six months ended June 30, 2002 include a risk-free interest rate of 5.3 percent; an expected volatility of 54 percent; no annual dividends; and expected lives of 10 years.  The pro forma effects on net income are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

3. RESTRICTED STOCK

On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that will be converted into 22,726 shares of Stratus common stock ratably on the anniversary date over the next four years.  On December 17, 2002, the Board of Directors authorized the issuance of

 20,000 additional RSUs that will be converted into 20,000 shares of Stratus common stock ratably on each anniversary date over the next four years.  Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost.  Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant totaling approximately $0.4 million ($0.2 million for each grant) was recorded as deferred compensation in stockholders’ equity and will be amortized to expense over each grant’s respective four-year vesting period.  As of June 30, 2003, Stratus has charged approximately $92,000 of this deferred compensation to expense, including approximately $24,000 during the second quarter of 2003 and $48,000 for the six months ended June 30, 2003.  On January 17, 2003, Stratus issued 5,683 shares of its common stock in connection with the redemption of the first 25 percent of the January 2002 RSU grants.   In connection with this redemption, 900 of the issued shares were tendered to Stratus to pay the related income taxes associated with the shares granted.

4.  CIRCLE C DEVELOPMENT PLAN AGREEMENT

On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement and permanent zoning for Stratus’ 1,273 acres located within the Circle C community in southwest Austin.   This development agreement firmly establishes all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years.  These approvals permit development of one million square feet of commercial space and 1,730 residential units. The City also provided Stratus $15 million of incentives in connection with its future development of its Circle C and other Austin-area properties, including waivers of fees and reimbursement for certain infrastructure costs.  In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects.  As of June 30, 2003, Stratus has used $1.9 million of its City-based incentives, including $0.2 million sold to third parties during the second-quarter of 2003 and $0.6 million sold to third parties during the six months ended June 30, 2003, which are included in Real Estate Operations revenues.

5. DEBT OUTSTANDING

At June 30, 2003, Stratus had total debt of $51.7 million, including $0.4 million of current debt, compared to total debt of $44.8 million, including $2.3 million of current debt, at December 31, 2002.  Stratus was required to make payments of $1.4 million on its 7500 Rialto Drive project loan and $0.5 million on its 7000 West project loan upon entering amendments to each of the project loan agreements during the first quarter of 2003. Stratus’ debt outstanding at June 30, 2003 consisted of the following:

•

   $10.0 million of borrowings outstanding under its two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

•

    $23.3 million of borrowings under its $25.0 million revolver component of the Comerica Bank-Texas (Comerica) credit facility, which was scheduled to mature in April 2004 but effective June 30, 2003 an amendment to the facility extends its maturity to May 2005.

•

$2.7 million of net borrowings under the $5.0 million term loan component of the Comerica facility, for which certain of the Mirador subdivision lots within the Barton Creek community are currently serving as collateral.  Pursuant to the amendment of the Comerica facility discussed above, the maturity of the term loan component of the Comerica facility has been extended from April 2004 to November 2005.

•

     $11.8 million of borrowings under the 7000 West project loan that was scheduled to mature on August 24, 2003; however, in January 2003 Stratus amended the project loan to extend the maturity of the loan to January 31, 2004, with options to extend the loan’s maturity by two additional one-year periods, under certain conditions.

•

$3.9 million of borrowings under its 7500 Rialto Drive project loan, which was amended in January 2003 to extend the maturity of the project loan from June 2003 to January 31, 2004, with options to extend the loan for two additional one-year periods, under certain conditions.

Pursuant to the terms of the amendment of the Comerica facility, effective June 30, 2003, Stratus’ $25 million revolver is no longer subject to the interest reserve requirements.   For a discussion of Stratus’ bank credit facilities see Note 5 included in the “Notes To Financial Statements” in its 2002 Annual Report on Form 10-K.

6. RESTRICTED CASH AND INTEREST COST

Restricted Cash.  At June 30, 2003, Stratus had restricted cash deposits totaling $0.3 million, which includes $0.2 million of deposited funds used to purchase the fractional shares of Stratus’ common stock resulting from its stock split transactions (see Note 8 of Stratus’ 2002 Annual Report on Form 10-K).  The restricted amount at June 30, 2003 also includes $0.1 million of funds deposited into a restricted account for the purpose of repaying a portion of Stratus’ outstanding debt (Note 5).  The bank applied the funds against Stratus’ borrowings outstanding in July 2003.

Interest Costs.  Interest expense excludes capitalized interest of $0.6 million in the second quarter of 2003,  $0.5 million in the second quarter of 2002, $1.1 million for the first six months of 2003 and $0.9 million for the first six months of 2002 .

7. BUSINESS SEGMENTS

Following the completion of the transactions between Stratus and Olympus in February 2002 (see Note 2 of Stratus’ 2002 Annual Report on Form 10-K), Stratus now has two operating segments, “Real Estate Operations” and “Commercial Leasing.”   Stratus’ Commercial Leasing segment was established when Stratus acquired Olympus’ 50.1 percent interest in 7000 West in February 2002.  The Commercial Leasing segment currently consists of the 140,000-square foot Lantana Corporate Center office complex, which includes two 70,000-square foot office buildings that are fully leased, as well as Stratus’ 75,000 square-foot office building at Rialto Drive, where construction was substantially completed in the third quarter of 2002.  As of June 30, 2003, the Rialto Drive office building is approximately 40 percent leased.  Stratus’ Real Estate Operations segment is comprised of all its developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture; its Circle C community properties; and the properties in Lantana other than its office buildings.

The segment data presented below was prepared on the same basis as the Stratus consolidated condensed financial statements.  Real Estate Operations was Stratus’ only operating segment until February 27, 2002 as discussed above.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
Second Quarter 2003:
Revenues	$559	$940	$-		$1,499
Cost of sales	(578)	(578)	-		(1,156)
Depreciation	(25)	(307)	-		(332)
General and administrative expense	(933)	(120)	-		(1,053)
Operating loss	$(977)	$(65)	$-		$(1,042)
Total assets at June 30	$115,454	$22,505	$5,985	[b]	$143,944

Second Quarter 2002:
Revenues	$2,925	$652	$-		$3,577
Cost of sales	(1,282)	(439)	-		(1,721)
Depreciation	(30)	(201)	-		(231)
General and administrative expense	(1,050)	(123)	-		(1,173)
Operating income (loss)	$563	$(111)	$-		$452
Total assets at June 30	$109,723	$22,109	$10,396	[b]	$142,228

Real Estate Operations[a]	Commercial Leasing	Other	Total

Six Months Ended June 30, 2003:
Revenues	$2,347	$1,848	$-	$4,195
Cost of sales	(1,475)	(1,149)	-	(2,624)
Depreciation	(51)	(598)	-	(649)
General and administrative expense	(1,874)	(241)	-	(2,115)
Operating loss	$(1,053)	$(140)	$-	$(1,193)

Six Months Ended June 30, 2002:
Revenues	$4,407	$914	$-	$5,321
Cost of sales	(2,173)	(553)	-	(2,726)
Depreciation	(59)	(268)	-	(327)
General and administrative expense	(2,109)	(247)	-	(2,356)
Operating income (loss)	$66	$(154)	$-	$(88)

a.

Includes sales commissions, management fees and other revenues together with related expenses.

b.

Represents all the assets except for the real estate and facilities assets comprising the Real Estate Operations and Commercial Leasing segments.

--------------------

Remarks

The information furnished herein should be read in conjunction with Stratus’ financial statements contained in its 2002 Annual Report on Form 10-K.

REPORT OF INDEPENDENT  AUDITORS

To the Board of Directors and Stockholders

   of Stratus Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of June 30, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the statements of cash flows for the six-months ended June 30, 2003 and 2002.   These interim financial statements are the responsibility of management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Stratus Properties Inc. as of December 31, 2002, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 7, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Austin, Texas

August 1, 2003

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

DEVELOPMENT ACTIVITIES

We have completed the major street and utility infrastructure construction for the “Calera” subdivision within the Barton Creek Community.  During the second quarter of 2003, we commenced development of Calera Court, the initial phase of Calera, which includes 17 courtyard homes on 19 acres. The second phase of Calera, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which front on the Fazio Canyons golf course, is expected to begin in 2004.  Development of the third and last phase of Calera, which will include approximately 70 single-family lots, is not expected to commence until after 2004.

We have also completed certain tenant improvements to the 75,000 square-foot Rialto Drive office building that allowed the first tenants to occupy their leased space.  The building is now approximately 40 percent leased, and we are continuing our efforts to lease the remaining available office space.  The two office buildings comprising our 140,000-square foot Lantana Corporate Center, known as 7000 West, are fully leased and occupied by a single tenant.

We have begun to proceed with development activities under the entitlements set forth in our 2002 Circle C Development Agreement with the City of Austin (Note 4).  The preliminary plan has now been filed for Meridian, an 800 lot residential development at Circle C.  In addition, several retail site plans at Circle C are currently proceeding through the approval process.  The 2002 Agreement permits development of approximately one million square feet of commercial space, 900 multi-family units, and 830 single-family residential lots.

RESULTS OF OPERATIONS

Summary operating results follow (in thousands):

	Second Quarter		Six Months
Revenues:	2003	2002	2003	2002
Undeveloped properties	$-	$1,915	$650	$1,915
Developed properties	55	700	685	1,725
Rental income	940	652	1,848	914
Commissions, management fees and other	504	310	1,012	767
Total revenues	$1,499	$3,577	$4,195	$5,321

Operating income (loss)	$(1,042)	$452	$(1,193)	$(88)

Net income (loss)	$(1,161)	$376	$(1,501)	$742

As a result of the transactions between Olympus and us (see “Transactions With Olympus Real Estate Corporation” below), we now have two operating segments, “ Real Estate Operations” and “Commercial Leasing”  (Note 7).

Real Estate Operations

We sold six acres of undeveloped property located in southwest Austin during the first quarter of 2003. During the second quarter of 2002, we sold 19 acres of undeveloped multi-family real estate in San

Antonio, Texas. Our developed properties revenue during 2003 included the second-quarter sale of the last remaining Wimberly Lane subdivision residential lot and the first-quarter 2003 sale of two residential estate lots, one at the Escala Drive subdivision and one at the Mirador subdivision all of which are located within the Barton Creek community in Austin, Texas. Our developed property revenues for 2002 included the sale of two residential lots at the Mirador subdivision, which represented the initial lots sold in the subdivision, during the second quarter and the sale of two residential estate lots at the Escala Drive subdivision during the first quarter.  Subsequent to June 30, 2003, we closed two significant sales transactions (see “Capital Resources and Liquidity-Recent Developments” below).

Commissions, management fees and other revenues totaled $0.5 million during the second quarter of 2003 and $1.0 million for the six months ended June 30, 2003 compared to $0.3 million and $0.8 million for comparable periods in 2002.  Commissions, management fees and other revenues included sales to third parties totaling $0.2 million in the second quarter of 2003 and $0.6 million for the six months ended June 30, 2003, of our development incentives, which were granted to us by the City of Austin in accordance with the Circle C Development Agreement (Note 4).  During 2003, commissions and management fees also included fees paid to us associated with our involvement in the Lakeway Project, near Austin, Texas, totaling $0.1 million for the second quarter and $0.2 million for the six months ended June 30, 2003.  During the second quarter we arranged the sale of the remaining 5-acre commercial tract at the Schramm Ranch property for $0.7 million, of which we received 40 percent of the proceeds (see “Capital Resources and Liquidity-Lakeway Project” below).  For more information regarding our involvement in the Lakeway Project, see Note 4 of our 2002 Annual Report on Form 10-K.

Commissions and management fees associated with our involvement in the Lakeway Project totaled $0.3 million during the second quarter of 2002 and $0.5 million for the six months ended June 30, 2002.  Commissions and management fees during the six months 2002 period also included fees associated with the sale of four residential estate lots and certain management fees related to our joint venture activities prior to ending our business relationship with Olympus in February 2002.

Cost of sales totaled $0.6 million during the second quarter of 2003 and $1.3 million for the second quarter of 2002.  The decrease reflects the sale of only one residential lot during the second quarter of  2003 compared to the second-quarter 2002 sale of two residential estate lots, both of which were considerably larger than the lot sold during the second quarter of 2003.  We had no sales of undeveloped property during the second quarter of 2003, but we sold 19 acres of undeveloped property in the second quarter of 2002.   Cost of sales totaled $1.5 million for the six months ended June 30, 2003 compared with $2.2 million for the comparable period in 2002.  The decrease in the comparable six-month periods reflects the fluctuations during the comparable second-quarter periods.

General and administrative expense totaled $0.9 million for the second quarter 2003 and $1.8 million for the six months ended June 30, 2003 compared with $1.0 million and $2.1 million for the comparable periods in 2002.   Our general and administrative expense during the first quarter of 2002 included certain costs associated with completing the transactions with Olympus.

Commercial Leasing Operations

Revenues from the Commercial Leasing segment totaled $0.9 million in the second quarter of 2003 and $1.8 million for the six months ended June 30, 2003 compared to $0.7 million and $0.9 million for the comparable period in 2002.   The increase between the comparable second quarter periods reflects the revenues associated with the 75,000 square foot Rialto Drive office building that commenced during the first quarter of 2003 (see “Development Activities” above).  The increase between the comparable six month periods reflects the 7500 Rialto Drive revenues and the fact that the Commercial Leasing segment did not commence operations until February 27, 2002, following the completion of the transactions with Olympus.

Cost of sales totaled $0.6 million during the second quarter of 2003 and $1.1 million during the six months ended June 30, 2003 compared to $0.4 million and $0.6 million during the comparable 2002 periods.  The increases between the comparable periods primarily reflects the incremental costs associated with the 7500 Rialto Drive office building, which did not commence operations until the third quarter of 2002, and the 7000 West office building having costs associated with six months of operations during 2003 compared to having only four months of operations during 2002.

Depreciation and amortization expense totaled $0.3 million during the second quarter of 2003 and $0.6 million for the six months ended June 30, 2003 compared with $0.2 million and $0.3 million during the comparable 2002 periods.  The increase for the comparable six month periods reflects our having six months of operations for both 7000 West and 7500 Rialto Drive during 2003, while during the six month period of 2002 we had only four months of operations for 7000 West.

General and administrative expense totaled $0.1 million in both the second quarter of 2003 and 2002 and $0.2 million for both the six month periods ended June 30, 2003 and 2002.

Non-Operating Results

Interest expense, net of capitalized interest, totaled $0.2 million in the second quarter of 2003 and $0.5 million during the six months ended June 30, 2003 compared with $0.2 million in the second quarter and six months ended June 30, 2002.  Capitalized interest totaled $0.6 million in the second quarter of 2003, $0.5 million in the second quarter of 2002, $1.1 million for the first six months of 2003 and $0.9 million in the first six months of 2002.

Other income totaled $0.3 million for the six months ended June 30, 2002, which represented the gain from the sale of our interest in the Walden Partnership (see “Transactions with Olympus Real Estate Corporation” below).

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Six Months 2003 and 2002 Cash Flows

Net cash used in operating activities totaled $0.8 million during the six months ended June 30, 2003 compared to providing cash of $3.4 million during the six months ended June 30, 2002.  The decrease in operating cash flows primarily reflects substantial collections of accounts receivable during the first half of 2002. Cash used in investing activities totaled $5.6 million during the first half of 2003 and 2002, reflecting our net real estate and facilities expenditures, including the completion of certain tenant improvements to the 7500 Rialto Drive office building during 2003.   Our investing activities during the first half of 2002 include the receipt of $0.4 million of net cash proceeds received in connection with the closing of the Olympus transactions in February 2002 (see “Transactions with Olympus Real Estate Corporation” below).  Our investing proceeds during the first half of both 2003 and 2002 reflect proceeds from our involvement in the Lakeway project  (see “Lakeway Project” below).  During 2003, we received $0.3 million of proceeds from the Lakeway project, including $0.2 million representing the final return of our investment in the project, while through the first half of 2002 we received a total of $0.8 million associated with our involvement in the Lakeway project, including $0.5 million return of our investment in the project.

Cash provided by financing activities totaled $6.9 million during the first half of 2003 compared to $1.3 million during the first half of 2002.   During 2003, our financing activities included $9.5 million of net borrowings under our revolving line of credit partially offset by a $0.5 million payment on the term loan component of our bank credit facility with Comerica-Bank Texas (Comerica), which was recently amended (see below), and payments totaling $2.1 million under our project construction loans, which were amended during January 2003 (see “Project Loan Amendments” below). During the first half of 2002 our financing activities reflected $2.9 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002. We also borrowed $4.6 million under the term loan component of the Comerica facility and $1.8 million under our 7500 Rialto Drive project loan during the first half of 2002.   The proceeds were partially offset by the purchase of our mandatorily redeemable preferred stock held by Olympus for $7.6 million and payments totaling $0.4 million on the term loan component of the Comerica facility and $0.1 million on the 7000 West project construction loan.

Comerica Bank Facility

Effective June 30, 2003, we entered into an agreement with Comerica to amend certain terms to our $30.0 million bank credit facility.   Under terms of the amendment, the maturity of the both the $25 million revolver and $5.0 million term loan components of the facility have been extended from April 2004 until May 2005 for the revolver and November 2005 for the term loan.  Also, the interest reserve requirement, which at June 30, 2003 would have represented a reduction of $1.6 million of borrowing availability under the revolver, was eliminated.

Project Loan Amendments

In January 2003, we amended our project loan facilities associated with the 140,000-square foot office complex at 7000 West and the 75,000 square-foot office building at 7500 Rialto Drive, both of which are located in Lantana.  Under the terms of the project loan amendments, each project loan's maturity was extended until January 31, 2004 from the original maturities of August 2003 (7000 West) and June 2003 (Rialto Drive).  In addition, the amended project loan facilities give us an option to extend the maturity of each facility by two additional one-year periods, subject to certain conditions.  We repaid $0.5 million and

$1.4 million of our borrowings outstanding upon entering the amendments of the 7000 West and 7500 Rialto Drive project loan facilities, respectively.  We borrowed all amounts available under the 7000 West project loan facility and currently have $2.4 million of remaining availability under the 7500 Rialto Drive project loan facility.

Credit Facilities and Other Financing Arrangements

At June 30, 2003, we had total debt of $51.3 million, including a current portion of $0.4 million, compared to total debt of $44.8 million, including a current portion of $2.3 million, at December 31, 2002.  The increase in our debt primarily reflects our real estate and facilities expenditures during the first half of 2003.  Our long-term debt outstanding at June 30, 2003 consisted of the following:

•

    $10.0 million of borrowings outstanding on our two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

•

    $23.3 million of net borrowings under our $25.0 million revolver component of the Comerica credit facility, which matures in May 2005 (see “Comerica Bank Facility” above).

•

$2.7 million of net borrowings under the $5.0 million term loan component of the Comerica facility, for which certain of the Mirador lots are currently serving as collateral.  The maturity of the term loan component of the Comerica facility has been extended from April 2004 to November 2005 (see “Comerica Bank Facility” above)

•

     $3.9 million of net borrowings under our 7500 Rialto Drive project loan, which matures in January 2004, with options to extend the loan for two additional one-year periods, under certain conditions (see “Project Loan Amendments” above).

•

     $11.8 million of net borrowings under the 7000 West project loan, which is scheduled to mature in January 2004, with options to extend the loan’s maturity for two additional one-year periods, under certain conditions (see “Project Loan Amendments” above).

For a discussion of our bank credit facilities see Note 5 included in the “Notes To Financial Statements” in our 2002 Annual Report on Form 10-K.

Recent Developments

We concluded several transactions subsequent to June 30, 2003 that will positively affect our third-quarter 2003 earnings and cash flows.  In July 2003, we sold a 1.5-acre retail tract in its Circle C development for $1.2 million and on August 1, 2003, we sold to a single purchaser our entire 142 acres of residential real estate within the Lantana development in southwest Austin for $4.6 million.   In July 2003, Barton Creek Municipal Utility District No. 4 issued $5.0 million in bonds, of which we expect to receive approximately $4.0 million during the third quarter of 2003 representing a partial reimbursement of our previous infrastructure expenditures within the Barton Creek community.  We plan to use the proceeds from these transactions to fund our operations and reduce debt.

Outlook

As discussed in "Risk Factors" located in our 2002 Annual Report on Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin.  Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales.  In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas,  development costs, interest rate levels and regulatory issues, including our land use and development entitlements.   The Austin real estate market has experienced a slowdown during the past two years which has affected, and will likely in the near-term continue to affect, our near-term operating results and liquidity.  We cannot at this time project how long or to what extent this current slowdown will persist.

                 We have made progress securing permitting for our Austin-area properties (see “Development Activities” above). Significant development expenditures must be incurred and additional permits secured prior to the sale of certain properties.  Certain of our properties benefit from grandfathered entitlements that are not subject to the development requirements currently in effect. We continue to engage in  positive and cooperative dialogue with the City concerning land use and development permit issues.

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

In the first half 2002, the purchaser closed the final two planned sale installments.  We received a total cash distribution of $1.5 million, which represents a $1.2 million return of our $2.0 million investment and $0.3 million of income.  During the second quarter of 2003 we sold the remaining 5-acre commercial site for $0.7 million and received $0.3 million representing our 40 percent share of the related sales proceeds.  On a cumulative basis we have received a total of $2.9 million of cash distributions, not including sales commission and management fees, from our involvement in the Lakeway Project, which represents the full return of our $2.0 million investment and $0.9 million of income.   See Note 4 of our 2002 Annual Report on Form 10-K for more information regarding our involvement in the Lakeway project.

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

•

We acquired Olympus’ ownership interest in 7000 West for $1.5 million. In connection with this acquisition, we assumed $12.9 million of debt.  The borrowings outstanding under this facility are included in our accompanying consolidated condensed balance sheets.

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

For a detailed discussion of our Olympus transactions see “Joint Ventures with Olympus Real Estate Corporation” and “Olympus Relationship” located within Items 7. and 7A. and Notes 2, 3, 4  of our 2002 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding anticipated sales, debt repayments, future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy and other plans and objectives of management for future operations and activities.   Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, that are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our market risks since the year ended December 31, 2002.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures.

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.   There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

 SOS Lawsuit 1:  The Save Our Springs Alliance and Circle C Neighborhood Association v. The City of Austin, Circle C Land Corp., and Stratus Properties Inc. Cause No. GN-202018 (261st Judicial District Court of Travis County, Texas, filed June 24, 2002).  The Save Our Springs Alliance, a non-profit public-interest corporation (“SOSA”), and the Circle C Neighborhood Association, an unincorporated association (“CCNA”) opposed any settlement between the City of Austin and Stratus concerning the development of Circle C.  SOSA and CCNA worked diligently to oppose the proposed settlement in myriad ways, including public protests, mail and other media campaigns, lobbying efforts, and litigation.  In June 2002, in advance of the City Council’s consideration of the settlement proposal, SOSA and CCNA filed a lawsuit against the City of Austin, Circle C Land Corp., and Stratus Properties Inc.  In their petition, Plaintiffs assert the following primary claims:

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

Stratus’ Position.  As a result of the City's approval of the settlement agreement, effective August 15, 2002, certain of Plaintiffs' requests are now moot.  In order to amend or grant any variance to the SOS Ordinance, six of seven City Council members must approve the amendment or variance.  As a condition to entering into the settlement agreement with the City, Stratus insisted on six of seven Council members approving the proposal.  The proposal was approved by six of seven Council members and, as such, constitutes a valid amendment to the SOS Ordinance.  In addition, in connection with the approval of the settlement agreement, the City of Austin exercised its zoning authority and granted zoning for each of Stratus' seventeen Circle C parcels.  As such, each of Plaintiffs' requested judicial declarations concerning the applicability of current City watershed ordinances or City zoning authority to Circle C have been fully satisfied and are now moot.  Stratus filed a motion for summary judgment, along with the City, to dismiss the claims as to the Circle C properties on the basis that they are now moot as a result of the settlement.  Stratus' and the City's summary judgment was heard on January 22 and granted, dismissing the lawsuit as to the Circle C properties.

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003 at which the court agreed with the City’s and Stratus’ position and dismissed the suit.  On May 27, 2003, the SOS filed a notice to appeal with the Texas Third Court of Appeals.

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

Stratus’ Position.  With respect to the first claim, both the City and Stratus firmly believe that the settlement transaction does not constitute contract zoning or violate prohibitions against municipal government delegating legislative authority.  With respect to the second claim, the City and Stratus both firmly believe that all procedural requirements for enactment of the 14 zoning ordinances as well as the ordinance implementing the settlement agreement were satisfied.  The City and Stratus have filed a motion for summary judgment asserting that SOS’s claims are without merit and that the settlement agreement and related zoning ordinances are valid.  On August 6, 2003, the SOS filed a Notice of Non-Suit and the court dismissed the lawsuit without prejudice.

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

(a)

During the period covered by this Quarterly Report on Form 10-Q and through August 14, 2003, the registrant filed two Current Reports on Form 8-K reporting events under Item 9 dated May 13, 2003 and Item 12 dated August 5, 2003.

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

August 14, 2003

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

4.1

The loan agreement by and between Comerica Bank-Texas and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp., and Austin 290 Properties Inc. dated December 21, 1999.  Incorporated by reference to Exhibit 4.4 to Stratus 1999 Form 10-K.

4.2

Rights Agreement dated as of May 16, 2002 between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.  Incorporated by reference to Exhibit 4.1 to Stratus’ Registration Statement on Form 8-A dated May 22, 2002.

10.1	Construction Loan Agreement dated April 9, 1999 by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.13 to Stratus’ 2001 Form 10-K.

10.2

Modification Agreement dated August 16, 1999, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.14 to Stratus’ 2001 Form 10-K.

10.3	Construction Loan Agreement dated February 24, 2000 by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.15 to Stratus’ 2001 Form 10-K.

10.4

Second Amendment to Construction Loan Agreement dated December 31, 1999 by and between Stratus 7000 West Joint Venture, as borrower, Stratus Properties Operating Co., L.P. and Stratus Properties Inc., as Guarantors, and Comerica Bank-Texas.  Incorporated by Reference to Exhibit 10.16 to Stratus’ 2001 Form 10-K.

10.5

Second Modification Agreement dated February 24, 2000 by and between Comerica Bank-Texas, as lender, and Stratus 7000 West Joint Venture, as borrower, and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.17 to Stratus’ 2001 Form 10-K.

10.6

Third Modification Agreement dated August 23, 2001 by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as Borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.18 to Stratus’ 2001 Form 10-K.

10.7

Fourth Modification Agreement dated January 31, 2003, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower and Stratus Properties Inc., as guarantor.  Incorporated by reference to Exhibit 10.9 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.8

Guaranty Agreement dated December 31, 1999 by and between Stratus Properties Inc. and Comerica Bank-Texas.  Incorporated by reference to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

E-1
10.9

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

10.11	Amended Loan Agreement dated December 27, 2000 by and between Stratus Properties Inc. and Comerica-Bank Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

10.12

Second Amendment to Loan Agreement dated December 18, 2001 by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender.  Incorporated by Reference to Exhibit 10.23 to Stratus’ 2001 Form 10-K.

10.13

Loan Agreement dated December 28, 2000 by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.14

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.22 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.15	Construction Loan Agreement dated June 11, 2001 between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.16	Guaranty Agreement dated June 11, 2001 by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.17

Modification Agreement dated January 31, 2003, by and between Lantana Office Properties L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.  Incorporated by reference to Exhibit 10.19 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.18

Development Agreement dated August 15, 2002 between Circle C Land Corp. and City of Austin Incorporated by reference to Exhibit 10.18 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19	Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus’ 1998 Form 10-K.

10.20	Stratus Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to Stratus’ 1997 Form 10-K.

10.21	Stratus 1996 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to Stratus’ 1997 Form 10-K.

10.22	Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus’ 1998 Form 10-K.

10.23	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

15.1	Letter dated August 14, 2003, from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.
E-2
31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-3