Form 10-Q
period 2003-09-30
STRATUS PROPERTIES INC
filed 2003-11-14
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

On September 30, 2003, there were issued and outstanding 7,123,278 shares of the registrant's Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
TABLE OF CONTENTS

Page

Part I. Financial Information

Financial Statements:

Condensed Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6

Report of Independent Accountants	11

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Quantitative and Qualitative Disclosures about Market Risks	18

Controls and Procedures	18

Part II. Other Information	18

Signature	20

Exhibit Index	E-1

STRATUS PROPERTIES INC.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

STRATUS PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash of $0.2 million at September 30, 2003 and $0.4 million at December 31, 2002)	$2,040	$1,361
Accounts receivable	110	654
Current portion of notes receivable from property sales	503	60
Prepaid expenses	312	146
Total current assets	2,965	2,221
Real estate and facilities, net	112,082	110,761
Rental properties, net	22,308	22,422
Other assets	1,944	1,742
Notes receivable from property sales, net of current portion	174	2,103
Investments in and advances to unconsolidated affiliates	-	191
Total assets	$139,473	$139,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$2,009	$1,663
Accrued interest, property taxes and other	2,992	3,067
Current portion of borrowings outstanding	434	2,316
Total current liabilities	5,435	7,046
Long-term debt	43,322	42,483
Other liabilities	3,294	3,292
Stockholders' equity	87,422	86,619
Total liabilities and stockholders' equity	$139,473	$139,440

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues:
Real estate	$6,671	$3,762	$9,018	$8,169
Rental income	951	817	2,799	1,731
Total revenues	7,622	4,579	11,817	9,900
Cost of sales:
Real estate, net	3,860	2,759	5,335	4,932
Rental	626	606	1,775	1,159
Depreciation and amortization	329	244	978	571
Total cost of sales	4,815	3,609	8,088	6,662
General and administrative expenses	952	1,058	3,067	3,414
Total costs and expenses	5,767	4,667	11,155	10,076
Operating income (loss)	1,855	(88)	662	(176)
Interest expense, net	(202)	(167)	(674)	(379)
Interest income	567	166	702	550
Equity in unconsolidated affiliates’ income	-	-	29	372
Other income	-	-	-	286
Net income (loss)	$2,220	$(89)	$719	$653

Reconciliation of net income (loss) to net income (loss) applicable to common stock:
Net income (loss)	$2,220	$(89)	$719	$653
Discount on purchase of mandatorily redeemable preferred stock	-	-	-	2,367
Net income (loss) applicable to common stock	$2,220	$(89)	$719	$3,020

Net income (loss) per share of common stock:
Basic	$0.31	$(0.01)	$0.10	$0.42
Diluted	$0.30	$(0.01)	$0.10	$0.41

Weighted average shares outstanding:
Basic	7,123	7,116	7,123	7,116
Diluted	7,346	7,116	7,297	7,442

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income	$719	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	978	571
Cost of real estate sold	4,494	2,950
Equity in unconsolidated affiliates’ income	(29)	(372)
Gain on sale of Stratus’ interest in Walden Partnership	-	(286)
Amortization of deferred compensation	88	32
(Increase) decrease in working capital:
Accounts receivable and other	383	2
Accounts payable and accrued liabilities	266	(400)
Long-term receivable and other	1,280	3,362
Distribution of unconsolidated affiliates’ income	29	278
Net cash provided by operating activities	8,208	6,790

Cash flow from investing activities:
Real estate and facilities, net of municipal utility district reimbursements	(6,680)	(9,845)
Net cash acquired from Barton Creek and 7000 West Joint Ventures	-	1,067
Proceeds from the sale of Stratus’ interest in the Walden Partnership	-	3,141
Acquisition of Olympus’ interest in the Barton Creek and 7000 West Joint Ventures	-	(3,858)
Distributions from Lakeway Project	191	1,239
Net cash used in investing activities	(6,489)	(8,256)

Cash flow from financing activities:
Borrowings under revolving credit facility, net	1,145	1,453
Borrowings on term loan component of credit facility	-	4,645
Payments on term loan portion of credit facility	(777)	(1,497)
(Payments on) proceeds from 7500 Rialto project loan	(693)	1,966
Payments on 7000 West project loan	(719)	(127)
Repurchase of mandatorily redeemable preferred stock	-	(7,633)
Exercise of stock options and other	4	47
Net cash used in financing activities	(1,040)	(1,146)
Net increase (decrease) in cash and cash equivalents	679	(2,612)
Cash and cash equivalents at beginning of year	1,361	3,705
Cash and cash equivalents at end of period	2,040	1,093
Less cash restricted as to use	(224)	(234)
Unrestricted cash and cash equivalents at end of period	$1,816	$859

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K, filed with the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at September 30, 2003 and December 31, 2002, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.  Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. EARNINGS PER SHARE

Below is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,220	$(89)	$719	$653
Add: Discount on purchase of mandatorily redeemable preferred stock	-	-	-	2,367
Net income (loss) applicable to common stock	$2,220	$(89)	$719	$3,020

Weighted average common shares outstanding	7,123	7,116	7,123	7,116

Basic net income (loss) per share of common stock	$0.31	$(0.01)	$0.10	$0.42

Weighted average common shares outstanding	7,123	7,116	7,123	7,116
Dilutive stock options	213	- [a]	169	137
Restricted stock units	10	-	5	-
Assumed redemption of preferred stock	-	-	-	189
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	7,346	7,116	7,297	7,442

Diluted net income (loss) per share of common stock	$0.30	$(0.01)	$0.10	$0.41

a.

Options representing approximately 149,000 shares of Stratus common stock in the third quarter of 2002 that otherwise would have been included in the diluted earnings per share calculation were excluded as anti-dilutive considering the net loss incurred during the period.

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

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows:

	Third Quarter		Nine Months
	2003	2002	2003	2002
Weighted average outstanding options	149,000	275,000	283,000	275,000
Weighted average exercise price	$12.28	$10.96	$10.95	$10.96

Stock-Based Compensation Plans.

As of September 30, 2003, Stratus has four stock-based employee and director compensation plans, which are described in Note 8 of Stratus’ 2002 Annual Report on Form 10-K.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income (loss) and earnings per share if Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) applicable to common stock, as reported	$2,220	$(89)	$719	$3,020
Add: Stock-based employee compensation expense included in reported net income (loss) for restricted stock units	24	12	71	32
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(177)	(198)	(561)	(584)
Pro forma net income (loss) applicable to common stock	$2,067	$(275)	$229	$2,468

Earnings per share:
Basic – as reported	$0.31	$(0.01)	$0.10	$0.42
Basic – pro forma	$0.29	$(0.04)	$0.03	$0.35

Diluted – as reported	$0.30	$(0.01)	$0.10	$0.41
Diluted – pro forma	$0.28	$(0.04)	$0.03	$0.33

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The following table provides weighted average assumption information used to determine the fair value of Stratus’ stock option grants during the periods presented:

	Third Quarter		Nine Months
	2003	2002	2003	2002
Options granted	7,500	7,500	7,500	89,399
Weighted average fair value for stock option grants	$6.99	$5.84	$6.99	$5.92
Weighted average risk-free interest rate	4.57%	4.80%	4.57%	5.21%
Weighted average expected volatility rate	51.4%	52.3%	51.4%	53.9%

Stratus assumes an expected life of 10 years for all of its options and no annual dividends. The pro forma effects on net income are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants.  No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

3. RESTRICTED STOCK

On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that are being converted into 22,726 shares of Stratus common stock ratably on the first four anniversary dates.  On December 17, 2002, the Board of Directors authorized the issuance of 20,000 additional RSUs that will be converted into 20,000 shares of Stratus common stock ratably on the first four anniversary dates. Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost.  Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant totaling approximately $0.4 million ($0.2 million for each grant) was recorded as deferred compensation in stockholders’ equity and is being amortized to expense over each grant’s respective four-year vesting period.  As of September 30, 2003, Stratus has charged approximately $116,000 of this deferred compensation to expense, including approximately $24,000 during the third quarter of 2003 and $71,000 for the nine months ended September 30, 2003.  On January 17, 2003, Stratus issued 5,683 shares of its common stock in connection with the redemption of the first 25 percent of the January 2002 RSU grant.   In connection with this redemption, 900 of the issued shares were tendered to Stratus to pay the related income taxes associated with the shares granted.

4.  CIRCLE C SETTLEMENT

On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C Settlement, previously referred to as the 2002 Circle C Development Agreement) and permanent zoning for Stratus’ 1,273 acres located within the Circle C community in southwest Austin.   The Circle C Settlement firmly establishes all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years.  These approvals permit development of one million square feet of commercial space and 1,730 residential units. The City also provided Stratus $15 million of development fee credits in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs.  In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects.  As of September 30, 2003, Stratus has used $3.0 million of its City-based development fee credits, including amounts sold to third parties totaling $0.8 million during the nine months ended September 30, 2003, ($0.2 million in the third quarter) which are included in Real Estate Operations revenues.

5. DEBT OUTSTANDING

At September 30, 2003, Stratus had total debt of $43.8 million, including $0.4 million of current debt, compared to total debt of $44.8 million, including $2.3 million of current debt, at December 31, 2002.   On June 30, 2003, Stratus amended its $30.0 million Comerica Bank (Comerica) credit facility to extend the maturity of both the $25.0 million revolver and $5.0 million term loan, as discussed below.   Stratus was required to make payments of $1.4 million on its 7500 Rialto Drive project loan and $0.5 million on its 7000 West project loan upon entering amendments to each of the project loan agreements during the first quarter of 2003. Stratus’ debt outstanding at September 30, 2003 consisted of the following:

•

$10.0 million of borrowings outstanding under its two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

•

$14.6 million of net borrowings under its $25.0 million revolver component of the Comerica credit facility, which was amended in June 2003 to extend the maturity to May 2005.

•

$2.4 million of net borrowings under the $5.0 million term loan component of the Comerica facility, for which certain of the Mirador subdivision lots within the Barton Creek community are currently serving as collateral. Pursuant to the amendment of the Comerica facility discussed above, the maturity of the term loan component of the Comerica facility has been extended to November 2005.

•

$4.8 million of net borrowings under its 7500 Rialto Drive project loan, which was amended in January 2003 to extend the maturity of the project loan from June 2003 to January 31, 2004, with options to extend the loan for two additional one-year periods, under certain conditions.

•

$12.0 million of net borrowings under the 7000 West project loan that was scheduled to mature on August 24, 2003; however, in January 2003 Stratus amended the project loan to extend the maturity of the loan to January 31, 2004, with options to extend the loan’s maturity by two additional one-year periods, under certain conditions.

Pursuant to the terms of the amendment of the Comerica facility in June 2003 , Stratus’ $25 million revolver is no longer subject to the interest reserve requirements.  For a discussion of Stratus’ bank credit facilities see Note 5 included in the “Notes To Consolidated Financial Statements” in its 2002 Annual Report on Form 10-K.

6. BUSINESS SEGMENTS

Following the completion of the transactions between Stratus and Olympus in February 2002 (see Note 2 of Stratus’ 2002 Annual Report on Form 10-K), Stratus now has two operating segments, “Real Estate Operations” and “Commercial Leasing.”  Stratus’ Commercial Leasing segment was established when Stratus acquired Olympus’ 50.1 percent interest in 7000 West in February 2002.  The Commercial Leasing segment currently consists of the 140,000-square foot Lantana Corporate Center office complex at 7000 West, which includes two 70,000-square foot office buildings that are fully leased, as well as Stratus’ 75,000 square-foot office building at 7500 Rialto Drive, where construction was substantially completed in the third quarter of 2002.  As of September 30, 2003, the Rialto Drive office building is approximately 40 percent leased.  Stratus’ Real Estate Operations segment is comprised of all its developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture; its Circle C community properties; and the properties in Lantana other than its office buildings until their sale in August 2003.

The segment data presented below was prepared on the same basis as the Stratus consolidated condensed financial statements.  Real Estate Operations was Stratus’ only operating segment until February 27, 2002 as discussed above.

	Real Estate Operations[a]	Commercial Leasing[b]	Other		Total
Third Quarter 2003:
Revenues	$6,671	$951	$-		$7,622
Cost of sales	(3,860)	(626)	-		(4,486)
Depreciation	(23)	(306)	-		(329)
General and administrative expenses	(843)	(109)	-		(952)
Operating income (loss)	$1,945	$(90)	$-		$1,855
Total assets at September 30	$112,082	$22,308	$5,083	[c]	$139,473

Third Quarter 2002:
Revenues	$3,762	$817	$-		$4,579
Cost of sales	(2,759)	(606)	-		(3,365)
Depreciation	(28)	(216)	-		(244)
General and administrative expenses	(947)	(111)	-		(1,058)
Operating income (loss)	$28	$(116)	$-		$(88)
Total assets at September 30	$110,448	$22,418	$7,218	[c]	$140,084

Nine Months Ended September 30, 2003:
Revenues	$9,018	$2,799	$-	$11,817
Cost of sales	(5,335)	(1,775)	-	(7,110)
Depreciation	(74)	(904)	-	(978)
General and administrative expenses	(2,717)	(350)	-	(3,067)
Operating income (loss)	$892	$(230)	$-	$662

Nine Months Ended September 30, 2002:
Revenues	$8,169	$1,731	$-	$9,900
Cost of sales	(4,932)	(1,159)	-	(6,091)
Depreciation	(87)	(484)	-	(571)
General and administrative expenses	(3,056)	(358)	-	(3,414)
Operating income (loss)	$94	$(270)	$-	$(176)

a.

Includes sales commissions, management fees and other revenues together with related expenses.

b.

Although the office building at 7500 Rialto Drive opened during the third quarter of 2002, initial revenues from the building were not earned until the first quarter of 2003.

c.

Represents all the assets except for the real estate and facilities assets comprising the Real Estate Operations and Commercial Leasing segments.

7. RESTRICTED CASH AND INTEREST COST

Restricted Cash.  At September 30, 2003, Stratus had restricted cash deposits totaling $0.2 million, which reflect deposited funds being held to purchase the fractional shares of Stratus’ common stock resulting from its stock split transactions (see Note 8 of Stratus’ 2002 Annual Report on Form 10-K).

Interest Costs.  Interest expense excludes capitalized interest of $0.5 million in the third quarter of 2003,  $0.5 million in the third quarter of 2002, $1.6 million for the first nine months of 2003 and $1.4 million for the first nine months of 2002.

REVIEW BY INDEPENDENT ACCOUNTANTS

The financial information as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002, included in Part I pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus' independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants.  PricewaterhouseCoopers' report is included in this quarterly report.

PricewaterhouseCoopers does not carry out significant or additional procedures beyond those that would have been necessary if its report had not been included in this quarterly report.  Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

   of Stratus Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of September 30, 2003, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the statements of cash flows for the nine-month periods ended September 30, 2003 and 2002.   These interim financial statements are the responsibility of management.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

November 3, 2003

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

DEVELOPMENT ACTIVITIES

We have completed the major street and utility infrastructure construction for the “Calera Drive” subdivision within the Barton Creek Community.  During the third quarter of 2003, we began construction of four condominium units at Calera Court, the initial phase of Calera Drive.  Calera Court includes 17 courtyard homes on 19 acres. The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which adjoin the Fazio Canyons Golf Course, is expected to begin in 2004.  Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2004.  Funding for the construction of condominium units at Calera Court will be provided by a new $3.0 million project loan of which $2.0 million is currently available, which we finalized with Comerica Bank (Comerica) on September 22, 2003.  We have not made any borrowings under the project loan.  The project loan, which matures in November 2005, is secured by the condominium units at Calera Court.

We have also completed certain tenant improvements to the 75,000-square-foot Rialto Drive office building that allowed the first tenants to occupy their leased space.  The building is now approximately 40 percent leased, and we are continuing our efforts to lease the remaining available office space.  The two office buildings comprising our 140,000-square foot Lantana Corporate Center, known as 7000 West, are fully leased and occupied by a single tenant.

We have commenced development activities in the Circle C development based on the entitlements set forth in the Circle C Settlement with the City of Austin (the City) (Note 4).  The preliminary plan has been filed and approved for Meridian, an 800-lot residential development at Circle C.  We are processing a final plat and construction plan for the first phase of homesites at Meridian. In addition, several retail site plans at Circle C are currently proceeding through the approval process and some have already received final City approval.  The Circle C Settlement permits development of approximately one million square feet of commercial space, 900 multi-family units, and 830 single-family residential lots.

RESULTS OF OPERATIONS

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2003	2002	2003	2002
Revenues:
Real estate operations	$6,671	$3,762	$9,018	$8,169
Commercial leasing	951	817	2,799	1,731
Total revenues	$7,622	$4,579	$11,817	$9,900

Operating income (loss)	$1,855	$(88)	$662	$(176)

Net income (loss)	$2,220	$(89)	$719	$653

Following the February 2002 transactions between Olympus and us (see “Transactions With Olympus Real Estate Corporation” below), we have two operating segments, “ Real Estate Operations” and “Commercial Leasing”  (Note 6).  The following is a discussion of our operating results by segment.

Real Estate Operations

Summary real estate operating results follow (in thousands):

	Third Quarter		Nine Months
	2003	2002	2003	2002
Revenues:
Undeveloped property sales	$5,774	$2,068	$6,424	$3,983
Developed property sales	531	1,558	1,216	3,283
Commissions, management fees and other	366	136	1,378	903
Total revenues	6,671	3,762	9,018	8,169

Cost of sales	(3,860)	(2,759)	(5,335)	(4,932)
Depreciation	(23)	(28)	(74)	(87)
General and administrative expenses	(843)	(947)	(2,717)	(3,056)

Operating income	$1,945	$28	$892	$94

During the third quarter of 2003, we sold to a single purchaser our entire 142 acres of undeveloped residential real estate within the Lantana development in southwest Austin for $4.6 million and we also sold a 1.5-acre undeveloped retail tract in our Circle C development for $1.2 million.  Undeveloped property sales of $6.4 million for the first nine months of 2003 also included the first-quarter sale of six acres of property located in southwest Austin.  In the 2002 third quarter, we sold a nine-acre undeveloped tract within the Circle C community to the City for the construction of a fire station for $0.7 million and we also sold 11 acres of undeveloped commercial real estate in Houston, Texas for $1.4 million.  In addition, undeveloped property sales of $4.0 million for the first nine months of 2002 included the second-quarter sale of 19 acres of multi-family real estate in San Antonio, Texas.

Developed property sales of $0.5 million for the third quarter of 2003 included the sale of two residential estate lots at the Mirador subdivision, net of $0.3 million of deferred profits on one of the third-quarter sales which we will recognize as we receive payments.  The first nine months of 2003 also included the second-quarter sale of the last remaining Wimberly Lane subdivision residential lot and the first-quarter sale of two residential estate lots, one at the Escala Drive subdivision and one at the Mirador subdivision, all of which are located within the Barton Creek community in Austin.  Developed property sales of $3.3 million for the 2002 period included the sales of two residential estate lots at the Mirador subdivision and one at the Escala Drive subdivision during the third quarter; two residential estate lots at the Mirador subdivision during the second quarter and two residential estate lots at the Escala Drive subdivision during the first quarter.

Commissions, management fees and other revenues totaled $0.4 million during the third quarter of 2003 and $1.4 million for the nine months ended September 30, 2003 compared to $0.1 million and $0.9 million for the respective 2002 periods.  Commissions, management fees and other revenues included sales to third parties totaling $0.8 million for the nine months ended September 30, 2003, including $0.2 million in the third quarter of 2003, of our development fee credits, which were granted to us by the City in accordance with the Circle C Settlement (Note 4).  During 2003, commissions and management fees also included fees paid to us for our involvement in the Lakeway Project, near Austin, totaling $0.1 million for the third quarter and $0.3 million for the nine months ended September 30, 2003.  During the second quarter of 2003, we sold the remaining five-acre commercial tract at the Schramm Ranch property for $0.7 million, of which we received 40 percent of the net sales proceeds (see “Capital Resources and Liquidity-Lakeway Project” below).  Commissions and management fees during the nine-month 2002 period also included $0.7 million of fees associated with our involvement in the Lakeway Project.  For more information regarding our involvement in the Lakeway Project (see Note 4 of our 2002 Annual Report on Form 10-K).

Cost of sales totaled $3.9 million during the third quarter of 2003 and $2.8 million for the third quarter of 2002.  The increase primarily reflects the costs associated with the third-quarter 2003 undeveloped property sale of 142 acres compared to the 2002 third-quarter undeveloped property sale of 20 acres.  Cost of sales totaled $5.3 million for the nine months ended September 30, 2003 compared with $4.9 million for the 2002 period.  Cost of sales during both the third quarter and nine months ended September 30, 2003, were reduced by $1.2 million of Municipal Utility District (MUD) reimbursements covering infrastructure costs charged to expense in prior years.

General and administrative expenses totaled $0.8 million for the third quarter 2003 and $2.7 million for the nine months ended September 30, 2003 compared with $0.9 million and $3.1 million for the respective 2002 periods.  Our general and administrative expenses during the first quarter of 2002 included certain costs associated with completing the transactions with Olympus.

Commercial Leasing

Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2003	2002	2003	2002
Revenues:
Rental income	$951	$817	$2,799	$1,731

Cost of sales	(626)	(606)	(1,775)	(1,159)
Depreciation	(306)	(216)	(904)	(484)
General and administrative expenses	(109)	(111)	(350)	(358)

Operating loss	$(90)	$(116)	$(230)	$(270)

Revenues from the Commercial Leasing segment totaled $1.0 million in the third quarter of 2003 and $2.8 million for the nine months ended September 30, 2003 compared to $0.8 million and $1.7 million for the respective 2002 periods.   The increase between the comparable third quarter periods reflects the revenues associated with the 75,000-square-foot Rialto Drive office building that were initially earned during the first quarter of 2003 (see “Development Activities” above).  The increase between the comparable nine-month periods reflects the 7500 Rialto Drive revenues in 2003 and the fact that we did not report a Commercial Leasing segment until February 27, 2002, following the completion of the transactions with Olympus.

Cost of sales totaled $0.6 million during the third quarters of 2003 and 2002.  Cost of sales was $1.8 million for the first nine months of 2003 compared to $1.2 million for the first nine months of 2002.  The increase between the nine-month periods primarily reflects the incremental costs associated with the 7500 Rialto Drive office building, which did not open until the third quarter of 2002, and the 7000 West office building, which because we completed transactions with Olympus in February 2002, reported nine months of operations during 2003 compared to seven months of operations during 2002.

Depreciation and amortization expense totaled $0.3 million during the third quarter of 2003 and $0.9 million for the nine months ended September 30, 2003 compared with $0.2 million and $0.5 million for the respective 2002 periods.  The increase for the 2003 periods reflects our having nine months of depreciation for both 7500 Rialto Drive and 7000 West during 2003, while during the nine-month period of 2002 we had only seven months of depreciation for 7000 West and two months of depreciation for 7500 Rialto Drive.

Non-Operating Results

Interest expense, net of capitalized interest, totaled $0.2 million in both the third quarter of 2003 and 2002 and $0.7 million during the nine months ended September 30, 2003 compared with $0.4 million during the nine months ended September 30, 2002.  Capitalized interest totaled $0.5 million in both the third quarter of 2003 and 2002, $1.6 million for the first nine months of 2003 and $1.4 million for the first nine months of 2002.

Interest income totaled $0.6 million in the third quarter of 2003, $0.2 million in the third quarter of 2002, $0.7 million during the first nine months of 2003 and $0.6 million during the first nine months of 2002.  Interest income included interest on MUD reimbursements totaling $0.5 million in the third quarter of 2003, $0.1 million in the third quarter of 2002, $0.6 million during the first nine months of 2003 and $0.2 million during the first nine months of 2002.

Other income totaled $0.3 million for the nine months ended September 30, 2002, which represented the gain from the sale of our interest in the Walden Partnership (see “Transactions with Olympus Real Estate Corporation” below).

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Nine Months 2003 and 2002 Cash Flows

Net cash provided by operating activities was $8.2 million for the first nine months of 2003 compared with $6.8 million for the first nine months of 2002.  In July 2003, Barton Creek Municipal Utility District No. 4 issued $5.0 million in revenue bonds, of which Stratus received approximately $3.8 million in the third quarter of 2003 as reimbursement for a portion of Stratus’ previous infrastructure work within the Barton Creek community.  Reimbursements totaling $1.7 million represent (1) a $1.2 million reimbursement of infrastructure costs charged to expense in prior years and are recorded as a reduction of cost of sales and (2) $0.5 million for interest on the reimbursements.  In addition, reimbursements of $2.1 million and fiscal deposit refunds of $0.6 million represent a reimbursement of our basis in real estate properties and are recorded as a reduction of capital expenditures.  The $1.4 million improvement in operating cash flows primarily reflects the increase in sales activities during 2003 and the $1.2 million of MUD reimbursements for infrastructure costs previously expensed.

Cash used in investing activities, representing $6.5 million during the first nine months of 2003 compared with $8.3 million during the first nine months of 2002, reflect our net real estate and facilities expenditures, including the completion of certain tenant improvements to the 7500 Rialto Drive office building during 2003.  Our investing activities during the first nine months of 2002 include the receipt of $0.4 million of net cash proceeds received in connection with the closing of the Olympus transactions in February 2002 (see “Transactions with Olympus Real Estate Corporation” below).  During the first nine months of 2003 and 2002, we received investing proceeds from our involvement in the Lakeway project.  During 2003, we received $0.3 million of proceeds from the Lakeway project, including $0.2 million representing the final return of our investment in the project, while through the first nine months of 2002 we received a total of $1.5 million associated with our involvement in the Lakeway project, including the return of $1.2 million of our $2.0 million investment in the project (see “Lakeway Project” below).

Cash used in financing activities totaled $1.0 million during the first nine months of 2003 compared to $1.1 million during the first nine months of 2002.  During 2003, our financing activities included $1.1 million of net borrowings under our revolving line of credit partially offset by a $0.8 million payment on the term loan component of our bank credit facility with Comerica, which has been amended (see below), and payments totaling $1.4 million under our project construction loans, which were amended in January 2003 (see “Project Loan Amendments” below).  During the first nine months of 2002 our financing activities reflected $1.5 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002.  We also borrowed $4.6 million under the term loan component of the Comerica facility and $2.0 million under our 7500 Rialto Drive project loan during the first nine months of 2002.   During the first nine months of 2002, we purchased our mandatorily redeemable preferred stock held by Olympus for $7.6 million and made payments totaling $1.5 million on the term loan component of the Comerica facility and $0.1 million on the 7000 West project loan.

Comerica Bank Facility

On June 30, 2003, we amended our $30.0 million bank credit facility with Comerica.   Under terms of the amendment, the maturity of both the $25 million revolver and $5.0 million term loan components of the facility were extended, from April 2004 to May 2005 for the revolver and to November 2005 for the term loan.  Also, the interest reserve requirement was eliminated.

Project Loan Amendments

In January 2003, we amended our project loans associated with the 75,000-square-foot office building at 7500 Rialto Drive and the 140,000-square-foot office complex at 7000 West, both of which are located in Lantana.  Under the terms of the project loan amendments, each project loan’s maturity was extended until January 31, 2004 from the original maturities of June 2003 (7500 Rialto Drive) and August 2003 (7000 West).  In addition, the amended project loans give us an option to extend the maturity of each loan by two additional one-year periods, subject to certain conditions.  We repaid $1.4 million of the 7500 Rialto Drive project loan and $0.5 million of the 7000 West project loan upon entering into the amendments. As of September 30, 2003, we had $2.4 million of remaining availability under the 7500 Rialto Drive project loan and had borrowed all amounts available under the 7000 West project loan.

Credit Facilities and Other Financing Arrangements

At September 30, 2003, we had total debt of $43.8 million, including a current portion of $0.4 million, compared to total debt of $44.8 million, including a current portion of $2.3 million, at December 31, 2002.  Our long-term debt outstanding at September 30, 2003 consisted of the following:

•

$10.0 million of borrowings outstanding on our two unsecured $5.0 million term loans, one of which will mature in December 2005 and the other in July 2006.

•

$14.6 million of net borrowings under our $25.0 million revolver component of the Comerica credit facility, which matures in May 2005 (see “Comerica Bank Facility” above).

•

$2.4 million of net borrowings under the $5.0 million term loan component of the Comerica facility, for which certain of the Mirador subdivision lots are currently serving as collateral.  The maturity of the term loan component of the Comerica facility has been extended to November 2005 (see “Comerica Bank Facility” above).

•

$4.8 million of net borrowings under our 7500 Rialto Drive project loan, which matures in January 2004, with options to extend the loan for two additional one-year periods, under certain conditions (see “Project Loan Amendments” above).

•

$12.0 million of net borrowings under the 7000 West project loan, which is scheduled to mature in January 2004, with options to extend the loan’s maturity for two additional one-year periods, under certain conditions (see “Project Loan Amendments” above).

For a discussion of our bank credit facilities see Note 5 included in the “Notes To Consolidated Financial Statements” in our 2002 Annual Report on Form 10-K.

Outlook

As discussed in “Risk Factors” located in our 2002 Annual Report on Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin.  Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales.  In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements.  The Austin real estate market has experienced a slowdown during the past several years which has affected, and will likely in the near-term continue to affect, our operating results and liquidity.  We cannot at this time project how long or to what extent this current slowdown will persist.

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

LAKEWAY PROJECT

In January 200 1, we invested $2.0 million in the Lakeway project near Austin, Texas.  Since that time, we have been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for our services.  In the second quarter of 2001, we negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser.  In return for our securing the required entitlements, the sale was to be completed in four planned phases.  We secured all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001 and received a $1.2 million distribution associated with the first two sale installments.

In the first half of 2002, the purchaser closed the final two planned sale installments.  We received a total cash distribution of $1.5 million, which represents a $1.2 million return of our $2.0 million investment and $0.3 million of income.  During the second quarter of 2003 we sold the remaining 5-acre commercial site for $0.7 million and received $0.3 million representing our 40 percent share of the related net sales proceeds.  On a cumulative basis we have received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from our involvement in the Lakeway Project, which represents the full return of our $2.0 million investment and $0.9 million of income.   See Note 4 of our 2002 Annual Report on Form 10-K for more information regarding our involvement in the Lakeway project.

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

For a detailed discussion of our Olympus transactions see “Joint Ventures with Olympus Real Estate Corporation” and “Olympus Relationship” located within Items 7. and 7A. and Notes 2, 3 and 4  of our 2002 Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

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

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

SOS Lawsuit 1:  The Save Our Springs Alliance and Circle C Neighborhood Association v. The City of Austin, Circle C Land Corp., and Stratus Properties Inc. Cause No. GN-202018 (261st Judicial District Court of Travis County, Texas, filed June 24, 2002).  The Save Our Springs Alliance, a non-profit public-interest corporation (“SOSA”), and the Circle C Neighborhood Association, an unincorporated association (“CCNA”) opposed any settlement between the City and Stratus concerning the development of Circle C.  SOSA and CCNA worked diligently to oppose the proposed settlement in myriad ways, including public protests, mail and other media campaigns, lobbying efforts, and litigation.  In June 2002, in advance of the City Council’s consideration of the settlement proposal, SOSA and CCNA filed a lawsuit against the City of Austin, Circle C Land Corp., and Stratus Properties Inc.  In their petition, Plaintiffs assert the following primary claims:

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

Stratus’ Position.  As a result of the City’s approval of the settlement agreement, effective August 15, 2002, certain of Plaintiffs’ requests are now moot.  In order to amend or grant any variance to the SOS Ordinance, six of seven City Council members must approve the amendment or variance.  As a condition to entering into the settlement agreement with the City, Stratus insisted on six of seven Council members approving the proposal.  The proposal was approved by six of seven Council members and, as such, constitutes a valid amendment to the SOS Ordinance.  In addition, in connection with the approval of the settlement agreement, the City exercised its zoning authority and granted zoning for each of Stratus’ seventeen Circle C parcels.  As such, each of Plaintiffs’ requested judicial declarations concerning the applicability of current City watershed ordinances or City zoning authority to Circle C have been fully satisfied and are now moot.  Stratus filed a motion for summary judgment, along with the City, to dismiss the claims as to the Circle C properties on the basis that they are now moot as a result of the settlement.  Stratus’ and the City’s summary judgment was heard on January 22 and granted, dismissing the lawsuit as to the Circle C properties.

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003, at which the court agreed with the City’s and Stratus’ position and dismissed the suit.  On May 27, 2003, SOSA filed a notice to appeal with the Texas Third Court of Appeals.  All parties have submitted briefs and oral argument is scheduled for December 3, 2003.

SOS Lawsuit 2:  The Save Our Springs Alliance v. The City of Austin and Circle C Land Corp. Cause No. GN-300095 (126th Judicial District Court of Travis County, Texas, filed January 13, 2003).  SOSA filed a second lawsuit against both the City and Circle C Land Corp.  SOSA asserts two primary claims. First, the settlement agreement constitutes impermissible contract zoning and as such is void.  Second, the zoning ordinances and settlement agreement are invalid because the City failed to comply with requisite notice and hearing procedures.  SOSA further asserts that in the event it prevails on its two primary claims, then it will argue that the SOS Ordinance is exempt from Chapter 245 of the Texas Local Government Code, one of the same claims asserted in SOS Lawsuit 1.

Stratus’ Position.  With respect to the first claim, Stratus firmly believes that the settlement transaction does not constitute contract zoning or violate prohibitions against municipal government delegating legislative authority.  With respect to the second claim, Stratus firmly believes that all procedural requirements for enactment of the 14 zoning ordinances as well as the ordinance implementing the settlement agreement were satisfied.  The City and Stratus filed a motion for summary judgment asserting that SOSA’s claims are without merit and that the settlement agreement and related zoning ordinances are valid.  On August 6, 2003, SOSA filed a Notice of Non-Suit and the court dismissed the lawsuit without prejudice.

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

(b)

During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K furnishing information under Item 12 dated August 5, 2003.

Subsequent to the end of the quarter for which this report is filed and prior to the date of this filing, the registrant filed one Current Report on Form 8-K furnishing information under Item 12 dated November 3, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By:  /s/ John E. Baker

            John E. Baker

    Senior Vice President and

       Chief Financial Officer

       (authorized signatory)

Date:

November 14, 2003

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

4.1

Rights Agreement dated as of May 16, 2002, between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.  Incorporated by reference to Exhibit 4.1 to Stratus’ Registration Statement on Form 8-A dated May 22, 2002.

10.1	The loan agreement by and between Comerica Bank-Texas and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp., and Austin 290 Properties Inc. dated December 21, 1999. Incorporated by reference to Exhibit 4.4 to Stratus 1999 Form 10-K.

10.2	Construction Loan Agreement dated April 9, 1999, by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.13 to Stratus’ 2001 Form 10-K.

10.3

Modification Agreement dated August 16, 1999, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.14 to Stratus’ 2001 Form 10-K.

10.4	Construction Loan Agreement dated February 24, 2000, by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.15 to Stratus’ 2001 Form 10-K.

10.5

Second Amendment to Construction Loan Agreement dated December 31, 1999, by and between Stratus 7000 West Joint Venture, as borrower, Stratus Properties Operating Co., L.P. and Stratus Properties Inc., as Guarantors, and Comerica Bank-Texas.  Incorporated by Reference to Exhibit 10.16 to Stratus’ 2001 Form 10-K.

10.6

Second Modification Agreement dated February 24, 2000, by and between Comerica Bank-Texas, as lender, and Stratus 7000 West Joint Venture, as borrower, and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.17 to Stratus’ 2001 Form 10-K.

10.7

Third Modification Agreement dated August 23, 2001, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as Borrower and Stratus Properties Inc., as guarantor.  Incorporated by Reference to Exhibit 10.18 to Stratus’ 2001 Form 10-K.

10.8

Fourth Modification Agreement dated January 31, 2003, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower and Stratus Properties Inc., as guarantor.  Incorporated by reference to Exhibit 10.9 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.9

Guaranty Agreement dated December 31, 1999, by and between Stratus Properties Inc. and Comerica Bank-Texas.  Incorporated by reference to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.10

Guaranty Agreement dated February 24, 2000, by and between Stratus Properties Inc. and Comerica Bank-Texas.  Incorporated by reference to Stratus’ Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000.

10.11

Development Management Agreement by and between Commercial Lakeway Limited Partnership, as owner, and Stratus Properties Inc., as development manager, dated January 26, 2001.  Incorporated by reference to Exhibit 10.18 to the Stratus 2001 First Quarter 10-Q.

10.12	Amended Loan Agreement dated December 27, 2000, by and between Stratus Properties Inc. and Comerica-Bank Texas. Incorporated by reference to Exhibit 10.19 to the Stratus 2000 Form 10-K.

10.13

Second Amendment to Loan Agreement dated December 18, 2001, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender.  Incorporated by Reference to Exhibit 10.23 to Stratus’ 2001 Form 10-K.

10.14

Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Stratus 2000 Form 10-K.

10.15

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.22 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

10.16	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.17	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.18

Modification Agreement dated January 31, 2003, by and between Lantana Office Properties L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.  Incorporated by reference to Exhibit 10.19 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.19

Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin Incorporated by reference to Exhibit 10.18 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.20	Stratus' Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus’ 1998 Form 10-K.

10.21	Stratus Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.9 to Stratus’ 1997 Form 10-K.

10.22	Stratus 1996 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.10 to Stratus’ 1997 Form 10-K.

10.23	Stratus Properties Inc. 1998 Stock Option Plan as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.21 to Stratus’ 1998 Form 10-K.

10.24	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.25

Third Modification and Extension Agreement dated June 30, 2003, by and between Comerica Bank, as lender, and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc., individually and collectively as borrower.

10.26	Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender.

15.1	Letter dated November 14 , 2003, from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.