Form 10-K
period 2003-12-31
STRATUS PROPERTIES INC
filed 2004-03-30
CIK 885508

                                                                                  UNITED STATES

                                            SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐

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

Common Stock Par Value $0.01 per Share

Preferred Stock Purchase Rights

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes__  No  X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54,353,636 on March 18, 2004 and was approximately $42,148,379 on June 30, 2003.

On March 18, 2004, 7,152,140 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding, and on June 30, 2003, 7,123,278 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2004 Annual Meeting to be held on May 13, 2004, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

                                                        TABLE OF CONTENTS

Page

Part I

1

Item 1.  Business

1

Overview

1

Company Strategies

1

Credit Facility and Other Financing Arrangements

3

Transactions with Olympus Real Estate Corporation

4

Regulation and Environmental Matters

4

Employees

5

Risk Factors

5

Item 2.

Properties

7

Item 3.

Legal Proceedings

8

Item 4.

Submission of Matters to a Vote of Security Holders

10

Executive Officers of the Registrant

10

Part II

10

Item 5.

Market for Registrant’s Common Equity and Related

Stockholder Matters

10

Item 6.

Selected Financial Data

11

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and

Results of Operations and Quantitative and Qualitative Disclosures

About Market Risks

12

Item 8.

Financial Statements and Supplementary Data

24

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

41

Item 9A. Controls and Procedures

41

Part III

42

Item 10.

Directors and Executive Officers of the Registrant

42

Item 11.

Executive Compensation

42

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

42

Item 13.

Certain Relationships and Related Transactions

43

Item 14. Principal Accountant Fees and Services

43

Part IV

43

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

43

Signatures

S-1

Index to Financial Statements

F-1

Exhibit Index

E-1

PART I

Item 1.  Business

All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our web site, www.stratusproperties.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.  These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC.  All subsequent references to “Notes” refer to the Notes to Consolidated Financial Statements located in Item 8. elsewhere in this Form 10-K.

Overview

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.  We conduct real estate operations on properties we own and, until February 27, 2002, through unconsolidated affiliates we jointly owned with Olympus Real Estate Corporation (Olympus) (see “Transactions with Olympus Real Estate Corporation” below), pursuant to a strategic alliance formed in May 1998.

Our principal real estate holdings are currently in southwest Austin, Texas.  Our most significant holding is the 2,034 acres of undeveloped residential, multi-family and commercial property and 43 developed residential estate lots located within the Barton Creek community.  Our remaining Austin holdings include 282 acres of undeveloped commercial property within the Lantana project and 1,000 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community.

We also own three office buildings within the Lantana project.  In February 2002, we acquired the 140,000-square-foot Lantana Corporate Center office complex, which includes two fully leased 70,000-square-foot office buildings, at 7000 West William Cannon Drive (7000 West) in connection with the transactions that ended our business relationship with Olympus (see “Transactions with Olympus Real Estate Corporation” below).  During the third quarter of 2002, we completed construction of a 75,000-square-foot office building at 7500 Rialto Drive and initiated certain tenant improvements that allowed the first tenants to occupy their lease space during the first quarter of 2003.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, subject to a preliminary subdivision plan for 234 residential lots (see “Development and Other Activities” within Items 7. and 7A.).  We also own two acres of undeveloped commercial property in both Houston, Texas, and San Antonio, Texas.

Company Strategies

From our formation in 1992 through 2000, our primary objectives were to reduce our indebtedness and increase our financial flexibility.  In pursuing these objectives, we had reduced our debt to $8.4 million at December 31, 2000 from $493.3 million in March 1992.  As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation between the City of Austin (the City) and us regarding the development of our properties, we substantially increased our development activities and expenditures during the last three years (see below), which has resulted in our debt increasing to $47.5 million at December 31, 2003.  This increase also includes the debt we assumed ($12.9 million) following our transactions with Olympus in February 2002, which totaled 11.9 million at December 31, 2003.  We have funded our development activities and our transactions with Olympus primarily through our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 5), which was established as a result of the positive financing relationship we have built with Comerica Bank (Comerica) over the past several years.  In August 2002, the City granted final approval of a development agreement (Circle C Settlement) and permanent zoning for our real estate located within the Circle C community thereby firmly establishing all essential municipal development regulations applicable to our Circle C properties for thirty years (see “Development and Other Activities” within Items 7. and 7A. and Note 8).  The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C Settlement, have allowed us to fully concentrate our efforts on developing our properties and increasing shareholder value.

Our overall strategy is to enhance the value of our Austin properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment, thereby increasing the potential return from our core assets.  We also continue to investigate and pursue opportunities for new projects that would require minimal capital from us yet offer the possibility of acceptable returns and limited risk.  However, until the Austin real estate market improves, our available cash flow and cash flow requirements may preclude any near-term expansion.  Key factors in our progress towards accomplishing these goals include:

*

Over the past several years we have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek all of which were sold by the end of 2003.  We completed and leased the two 70,000-square-foot office buildings at the 140,000-square-foot Lantana Corporate Center by the third quarter of 2000.  We are continuing to develop several new subdivisions around the new Tom Fazio designed “Fazio Canyons” golf course at Barton Creek.  Through the end of 2003, we had sold 38 of the 54 lots at Escala Drive.

*

We have made significant progress in obtaining the permitting necessary to develop additional Austin-area property.

In August 2002, the City granted final approval of the Circle C Settlement and permanent zoning for our real estate located within the Circle C community.  These approvals permit development of approximately one million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single family residential lots.  The Circle C Settlement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years.  The City also provided us $15 million of cash incentives, which are in the form of Credit Bank capacity, in connection with our future development of our Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs.  Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects.  As of December 31, 2003, we have permanently used approximately $1.1 million of our City-based incentives including the sale of $0.9 million to other developers, and we also have $2.0 million in Credit Bank capacity in use as temporary fiscal deposits.  At December 31, 2003, unencumbered Credit Bank capacity was $11.9 million.

We commenced development activities at Circle C based on the entitlements set forth in our Circle C Settlement with the City.  The preliminary plan has been filed and approved for Meridian, an 800-lot residential development at Circle C.  We are processing a final plat and construction permit approvals for the first phase of Meridian.  In addition, several retail sites at Circle C have received final City approvals and are under development.  Other retail sites, including a proposed 160,000-square-foot grocery-store-anchored project are proceeding through the City approval process.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including:  Versant Place – 54 lots; Wimberly Lane II – 47 lots; and Calera Drive – 155 lots.  We have commenced development of the initial phase of Calera Drive, which includes 17 courtyard homes located within a 19 acre site.  We began construction of four condominium units at Calera Court, the initial phase of the Calera Drive subdivision, in the third quarter of 2003, and they are nearing completion.  The second phase of Calera Drive, which will include 53 single-family lots, many of which adjoin the Fazio Canyons golf course, has received final plat and construction permit approval and is currently expected to begin construction after 2004.  Development of the third and last phase, which will include approximately 70 single-family lots, is not expected to commence until after 2005.

During 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project.  This agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment.  With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below) and approximately 330 residential lots to which we sold the development rights in 2003.  As of December 31, 2003, the Lantana project inventory totaled approximately 2.7 million square feet of office and retail development.

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana project.  The required infrastructure development at the site, known as “Rialto Drive,” was completed during 2001.  We completed construction of the first of two 75,000-square-foot office buildings at 7500 Rialto Drive in 2002 and initiated certain tenant improvements that allowed the first tenants to occupy their lease space during the first quarter of 2003.  We are delaying development of the second office building until market conditions improve.  Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which were constructed by an apartment developer that purchased our 36.4-acre multi-family tract in 2000.

We completed construction of the Mirador subdivision within the Barton Creek community during 2001 and marketing efforts are ongoing.  Mirador adjoins the Escala Drive subdivision, which was previously owned by the Barton Creek Joint Venture (see “Transactions with Olympus Real Estate Corporation” below).  We currently own 27 estate lots, each averaging approximately 3.5 acres in size, in the Mirador subdivision.

*

We believe that we have the right to receive over $25 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2003, we had approximately $13 million of these expected future reimbursements of previously incurred costs recorded as a component of “Real estate and facilities” on our balance sheet.  The remaining reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994.  Additionally, substantial additional costs eligible for reimbursement will be incurred in the future as our development activities at Barton Creek continue.  We received total infrastructure reimbursements of $5.3 million during 2003 and $7.2 million during 2002, including Barton Creek Municipal Utility District (MUD) reimbursements of $4.6 million and $6.5 million, respectively.  Our Barton Creek MUD reimbursements during 2002 included a $1.1 million payment that was previously associated with the unconsolidated Barton Creek Joint Venture, which we previously jointly-owned with Olympus.

*

In recent years we have expanded our real estate management activities and have been retained by third parties to provide management and development assistance on selective real estate projects near Austin, as further discussed below.

    In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project.  Under the agreement, we received enhanced management and development fees and sales commissions, as well as a net profits interest in the project.  Lakeway project distributions were made to us as sales installments closed.  During 2003, we sold the last 5-acre Schramm Ranch tract.  We received a total of $2.9 million of distributions associated with our involvement in this project (see Note 4).

Credit Facility and Other Financing Arrangements

We have established a banking relationship with Comerica that has substantially enhanced our financial flexibility.  Since December 1999, we have had a minimum of $30 million of borrowing availability under a credit facility agreement with Comerica, subject to certain conditions.  The terms of the credit facility provide for a $25 million revolving credit facility and a $5 million term loan designed to provide funding for certain development costs. These development costs already have been incurred and the related development loan proceeds are available for borrowing at our discretion. The credit facility has subsequently been amended three times, with each amendment reducing borrowing restrictions under the facility. The most recent Comerica credit facility amendment was finalized on June 30, 2003, extending the maturities of the revolver to May 2005 and the term loan to November 2005.  At December 31, 2003, we had net borrowings outstanding of $18.5 million under the revolving credit facility and $2.4 million under the term loan portion of the facility.  In September 2003, we finalized with Comerica a $3.0 million project loan to fund the construction of condominium units at Calera Court.  We have not made any borrowings under the Calera Court project loan.  In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica to finance the acquisition and development of approximately 68 acres of land in Plano, Texas, which we purchased in January 2004 (see “Development and Other Activities” in Items 7.and 7A.).

We had $26.6 million of additional debt at December 31, 2003, representing borrowings associated with two $5 million unsecured term loans, $4.7 million of net borrowings on a project loan facility for the 7500 Rialto Drive office building project (see “Company Strategies” above) and $11.9 million of net borrowings on a project loan facility for the 7000 West office buildings.  We assumed the debt associated with the 7000 West office buildings after acquiring the two office buildings in February 2002 that we previously owned jointly with Olympus.  In January 2003, we amended the 7500 Rialto Drive and the 7000 West project loans to extend the loans’ maturities to January 31, 2004, with options to extend the maturities for two additional one-year periods, under certain circumstances.  Effective January 2004, we extended both project loans for an additional one-year period to January 31, 2005.  For a further discussion of the credit facility and our other long-term financing arrangements, see “Capital Resources and Liquidity – Credit Facility and Other Financing Arrangements” within Items 7. and 7A. and Note 5.

Transactions with Olympus Real Estate Corporation

In 1998, we formed a strategic alliance with Olympus to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities.  Under the terms of the agreement, Olympus purchased $10 million of our mandatorily redeemable preferred stock, provided us a $10 million convertible debt facility and agreed to make available up to $50 million of additional capital representing its share of direct investments in joint Stratus/Olympus projects.

We subsequently entered into three joint ventures with Olympus, in which we generally owned approximately 49.9 percent of each joint venture and Olympus owned the remaining 50.1 percent.  We also served as the developer and manager for each of the joint venture projects.  Accordingly, in addition to partnership distributions, we received various development fees, sales commissions and other management fees for our services.

The initial two joint ventures were formed in 1998.  The first provided for the development of a 75 residential lot project at the Barton Creek Wimberly Lane subdivision.  We sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for our equity interest.  The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus purchased in April 1998 and we managed from Olympus’ acquisition through February 2002.  We acquired our interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility.  During 1999, we formed a third joint venture associated with the construction of the first 70,000-square-foot-office building at the Lantana Corporate Center (7000 West).  In this transaction, we sold 5.5 acres of commercial real estate to the joint venture for $1.0 million.  In December 1999, we sold 174 acres of our Barton Creek residential property to the joint venture initially formed to develop the lots at the Wimberly Lane subdivision for $11.0 million.  The land was developed into 54 multi-acre single-family residential estate lots, which are the largest lots developed to date within the Barton Creek community.  In 2000, we sold an additional 5.5 acres of commercial real estate to 7000 West for $1.1 million.  Construction of the second 70,000-square-foot office building was completed in 2000.  For a detailed discussion of these transactions see “Joint Ventures with Olympus Real Estate Corporation” within Items 7. and 7A.

We repaid all our borrowings on the Olympus convertible debt facility during 2001, and terminated the facility in August 2001.  In February 2002, we concluded our business relationship with Olympus by completing the following transactions:

*

We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.

*

We acquired Olympus’ ownership interest in the Barton Creek Joint Venture for $2.4 million.

*

We acquired Olympus’ ownership interest in the 7000 West Joint Venture for $1.5 million.  In connection with this acquisition, we assumed the debt outstanding for 7000 West, which at February 27, 2002 totaled $12.9 million.  Related amounts outstanding were included in our consolidated balance sheet commencing in 2002.

*

We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek and 7000 West Joint Ventures, through borrowings available to us under our $25 million revolving credit facility agreement (see above, and “Capital Resources and Liquidity – Credit Facility and Other Financing Arrangements” within Items 7. and 7A.).

For a detailed discussion of our Olympus transactions see “Joint Ventures with Olympus Real Estate Corporation” within Items 7. and 7A. and Notes 3 and 4.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats.  Such regulation has delayed and may continue to delay development of our properties and result in higher developmental and administrative costs.  See “Risk Factors.”

We have made, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities.  Emphasis on environmental matters will result in additional costs in the future. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

Employees

We currently have 20 employees, who manage our operations.  We also use contract personnel to perform certain management and administrative services, including administrative, accounting, financial and other services, under a management services agreement.  We may terminate this contract on an annual basis.  The cost of these services totaled $0.3 million in 2003 and 2002 and $0.4 million in 2001.

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

Forward-looking statements are based on our assumptions and analysis made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate under the circumstances.  These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in our other filings with the SEC, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control.  Readers are cautioned that forward-looking statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, among others, the following:

We are vulnerable to concentration risks because our operations are currently exclusive to the Austin, Texas, market.  Our real estate activities are almost entirely located in Austin, Texas.  Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties.  The Austin economy is heavily influenced by conditions in the technology industry.  In a weak technology market, as is the current condition, we experience reduced sales, primarily affecting our “high-end” properties, which can significantly affect our financial condition and results of operations.

Two of our three office buildings are primarily leased by a single tenant.  Our two office buildings at 7000 West are primarily leased to a single tenant.  Should this tenant default on its obligations, we may not be able to find another tenant to occupy the space under similar terms or at all.  Failure to maintain high occupancy rates for these buildings could hinder our ability to repay project loans secured by these buildings or limit our ability to refinance or extend the maturity of these loans.

We will continue to preserve and vigorously defend our rights to the development entitlements of all our properties, but aggressive attempts by certain parties to restrict growth in the area of our holdings have in the past had and may in the future have a negative effect on our development and sales activities. Although the efforts of certain special interest groups have affected and may again negatively impact our development and sales activities, we will protect and defend our rights to the development entitlements of our properties.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development operations.  Significant capital resources will be required to fund our development expenditures.  Our performance continues to be dependent on future cash flows from real estate sales and rental income from our office buildings, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

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

Unfavorable changes in market and economic conditions could hurt occupancy or rental rates.  The market and economic conditions may significantly affect rental rates.  Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations.  The risks that may affect conditions in our market include the following:

*

the economic climate, which may be adversely impacted by industry slowdowns and other factors;

*

local conditions, such as oversupply of office space and the demand for office space;

*

the inability or unwillingness of tenants to pay their current rent or rent increases; and

*

competition from other available office buildings and changes in market rental rates.

Our operations are subject to an intensive regulatory approval process.  Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues.  Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups have in the past expressed concerns about our development plans in or near Austin, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Certain special interest groups have long opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located.  We have actively opposed these actions.  We currently do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has existed in the Austin area and the intensive opposition of certain interest groups, there can be no assurance that such expectations will prove correct.

Our operations are subject to governmental environmental regulation, which can change at any time and generally would result in an increase to our costs.  Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats.  Certain of the Barton Creek properties include nesting territories for the Golden Cheek Warbler, a federally listed endangered species.  In 1995, we received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act, which to date has allowed the development of the Barton Creek and Lantana properties free of restrictions under the Endangered Species Act related to the maintenance of habitat for the Golden Cheek Warbler.

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

The U.S military intervention in Iraq, the terrorist attacks in the United States on September 11, 2001 and the potential for additional future terrorist acts have created economic, political and social uncertainties that could materially and adversely affect our business.  It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic, political and social uncertainties, including the potential for further terrorist acts, have caused the premiums charged for our insurance coverages to increase significantly.  Moreover, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our common stock in ways that we cannot predict at this time.

Arthur Andersen LLP, our former auditors, audited certain financial information included in this Form 10-K. In the event such financial information is later determined to contain false or misleading statements, you may be unable to recover damages from Arthur Andersen LLP.  Arthur Andersen LLP completed its audit of our financial statements for the year ended December 31, 2001, and issued its report with respect to such financial statements on February 4, 2002.  In August 2002, our board of directors, at the recommendation of our audit committee, approved the appointment of PricewaterhouseCoopers LLP as our independent accountants to audit our financial statements for fiscal year 2002.  PricewaterhouseCoopers LLP replaced Arthur Andersen, which had served as our independent auditors since 1992.  Arthur Andersen audited the financial statements that we include in this Form 10-K for the year ended December 31, 2001, as set forth in their reports herein.

In June 2002, Arthur Andersen was convicted of obstructing justice, which is a felony offense.  The SEC prohibits firms convicted of a felony from auditing public companies.  Arthur Andersen is thus unable to consent to the incorporation of its opinion with respect to this Form 10-K.  Under these circumstances, Rule 437a under the Securities Act of 1933 (the “Securities Act”) permits us to file this Form 10-K, which is incorporated by reference into registration statements we have on file with the SEC, without a written consent from Arthur Andersen.  The Securities Act provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.  As a result, with respect to transactions in our common stock pursuant to our registration statements that occur after this Form 10-K is filed with the SEC, Arthur Andersen will not have any liability under the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein.  Accordingly, you would be unable to assert a claim against Arthur Andersen under the Securities Act.

Item 2. Properties

Our acreage to be developed as of December 31, 2003, is provided in the following table.  The potential development acreage is presented according to anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements.  However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use.

		Potential Development Acreage
	Developed	Single
	Lots	Family	Multi-family	Commercial	Total
Austin
Barton Creek	43	1,117	249	668	2,034
Lantana	-	-	-	282	282
Circle C	-	537	212	251	1,000
Houston
Copper Lakes	-	-	-	2	2
San Antonio
Camino Real	-	-	-	2	2
Total	43	1,654	461	1,205	3,320

The following schedule summarizes the estimated development potential of our Austin-area acreage as of December 31, 2003:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	530	1,860	1,500,000	-
Lantana	-	-	1,220,393	1,462,185
Circle C	830	900	787,500	172,500
Total	1,360	2,760	3,507,893	1,634,685

Item 3.  Legal Proceedings

Various regulatory matters and litigation involving the development of our Austin properties are summarized below.

SOS Lawsuit 1:  The Save Our Springs Alliance and Circle C Neighborhood Association v. The City of Austin, Circle C Land Corp., and Stratus Properties Inc. Cause No. GN-202018 (261st Judicial District Court of Travis County, Texas, filed June 24, 2002).  The Save Our Springs Alliance, a non-profit public-interest corporation (“SOSA”), and the Circle C Neighborhood Association, an unincorporated association with a single member (“CCNA”) opposed any settlement between the City of Austin (the City) and Stratus concerning the development of Circle C. SOSA and CCNA worked diligently to oppose the proposed settlement in myriad ways, including public protests, mail and other media campaigns, lobbying efforts, and litigation.  On June 24, 2002, in advance of the City Council’s consideration of the settlement proposal, SOSA and CCNA filed a lawsuit against the City, Circle C Land Corp., and Stratus Properties Inc. in the 261st Judicial District Court of Travis County.  In their petition, plaintiffs request the following judicial declarations:

1.

The City’s Save Our Springs (“SOS”) Ordinance (“SOS Ordinance”) is exempt from Chapter 245 of the Texas Local Government Code (the “Grandfathering Statute”).

2.

Chapter 245 is an unconstitutional intrusion on the municipal authority of Texas homerule cities, either on its face or as applied in the Barton Springs Edwards Aquifer Watershed.

3.

Under the Texas Constitution, the City has the authority and duty to apply the SOS Ordinance and its zoning authority to Stratus’ Circle C properties.

4.

Residents of the Circle C community, including Plaintiffs, are entitled to full application of the City’s current watershed protection ordinances, including the SOS Ordinance, and the City’s zoning powers.

Stratus’ Position.  As a result of the City’s approval of the settlement agreement, effective August 15, 2002, certain of Plaintiffs’ requests are moot.  The proposal was approved by six of seven Council members and, as such, constitutes a valid amendment to the SOS Ordinance.  In addition, in connection with the approval of the settlement agreement, the City exercised its zoning authority and granted zoning for each of Stratus’ seventeen Circle C parcels.  As such, each of plaintiffs’ requested judicial declarations concerning the applicability of current City watershed ordinances or City zoning authority to Circle C have been fully satisfied and are moot.  Stratus filed a motion for summary judgment, along with the City, to dismiss the claims as to the Circle C properties on the basis that they are moot as a result of the settlement.  Stratus’ and the City’s summary judgment was heard on January 22, 2003 and granted, dismissing the lawsuit as to the Circle C properties.

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003, at which the court agreed with the City’s and Stratus’ position and dismissed the suit.  On May 27, 2003, SOSA filed a Notice of Appeal with the Texas Third Court of Appeals.  All parties submitted briefs and oral argument occurred on December 3, 2003.  The appellate court has not yet issued a ruling.

SR Ridge / Wal-Mart Litigation:  S.R. Ridge Limited Partnership vs. The City of Austin and Stratus Properties Inc. (Cause No. A03CA832 SS).  S.R. Ridge Limited Partnership, an Arizona partnership (“S.R. Ridge”), owns a 53 acre commercial tract close to Stratus’ Circle C property.  S.R. Ridge contracted to sell its 53 acre tract to Endeavor Real Estate Group, L.L.C., an Austin developer (“Endeavor”).  Endeavor, in turn, contracted to sell a substantial portion of that property to Wal-Mart for a “Supercenter.”  S.R. Ridge’s property is subject to a 1996 settlement agreement with the City permitting development under grandfathered watershed ordinances.  Numerous neighborhood groups and environmental groups, including those who had supported Stratus’ Circle C 2002 settlement with the City, opposed Wal-Mart’s plans.  Those groups requested Stratus’ support, including financial support, in organizing the opposition to the proposed Wal-Mart Supercenter.  Ultimately, Wal-Mart elected not to proceed with its project.  In turn, Endeavor elected to terminate its contract with S.R. Ridge.

On November 20, 2003, S.R. Ridge sued the City and Stratus in the United States District Court for the Western District of Texas.  In its suit, S.R. Ridge claims that the City breached its 1996 settlement agreement with S.R. Ridge and is liable for damages resulting from the breach, including both actual and consequential damages. S.R. Ridge claims that Stratus, in an effort to protect the competitive value of its nearby land, conspired with the City to cause the City to breach the 1996 settlement agreement, thereby committing tortious interference with the City’s contractual obligations under the 1996 settlement agreement.  S.R. Ridge seeks actual and exemplary damages against Stratus.

Stratus’ Position.  Both the City and Stratus filed motions to dismiss the lawsuit on the basis that there has been no breach of the City’s 1996 settlement agreement with S.R. Ridge.  Stratus believes that since there is no breach, the plaintiff’s claim that Stratus conspired with the City to cause a breach is unfounded.  In addition, Stratus asserts that it has a constitutionally protected right to express its opinion as to proposed developments, including expressing those opinions to City Council members.  S.R. Ridge filed answers to the City’s and Stratus’ separate motions to dismiss the lawsuit and, in turn, Stratus and the City filed reply briefs.  The Court heard argument on the motions to dismiss on February 18, 2004 and (i) ordered plaintiff to replead its allegations on or before March 4, 2004 to cure legal deficiencies raised in both the City’s and Stratus’ motions to dismiss, and (ii) denied the City’s and Stratus’ motions to dismiss.  Plaintiff subsequently filed its amended pleading on March 4, 2004.  In response, the City filed a second motion to dismiss on March 15, 2004, arguing that the legal deficiencies in plaintiff’s initial petition had still not been cured.  Stratus anticipates that is will also file a second motion to dismiss.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Certain information, as of March 29, 2004, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office

William H. Armstrong III	39	Chairman of the Board, President and
		Chief Executive Officer

John E. Baker	57	Senior Vice President and Chief Financial Officer

Kenneth N. Jones	44	General Counsel

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

	2003		2002
	High	Low	High	Low
First Quarter	$10.81	$8.00	$9.05	$7.95
Second Quarter	9.74	8.00	9.72	7.93
Third Quarter	11.15	9.02	9.59	8.20
Fourth Quarter	10.83	9.80	9.43	7.85

As of March 18, 2004, there were 928 holders of record of our common stock.  We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock.  The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors.  However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 5.

Item 6.  Selected Financial Data

The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2003.  The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results.  You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risks” and Item 8. “Financial Statements and Supplementary Data.”

	2003		2002		2001		2000		1999
	(In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$14,422		$11,569		$14,829		$10,099		$15,252
Operating income (loss)	180		(1,146)		2,794		(3,649)		2,006
Interest income	728		606		1,157		1,203		1,344
Equity in unconsolidated affiliates’ income	29		372		207		1,372		307
Net income (loss)	20		(521)		3,940		14,222	[a]	2,871
Net income applicable to common stock	20		1,846	[b]	3,940		14,222		2,871
Basic net income per share [c]	-		0.26	[b]	0.55		1.99		0.40
Diluted net income per share [c]	-		0.25	[b]	0.48		1.74		0.35
Average shares outstanding:[c]
Basic	7,124		7,116		7,142		7,148		7,144
Diluted	7,315		7,392	[d]	8,204	[d]	8,351	[d]	8,114	[d]

At December 31:
Working capital (deficit)	(787)		(4,825)		141		5,404		3,211
Real estate and facilities, net	113,732		110,761		110,042		93,005		91,664
Commercial leasing assets, net	22,160		22,422	[e]	-		-		-
Total assets	142,430		139,440		129,478		111,893		115,672
Long-term debt, including current portion of borrowings outstanding	47,539	[f]	44,799	[f]	25,576		8,440		16,562
Stockholders’ equity	86,821		86,619		84,659		81,080		66,840

a.

Includes $14.3 million gain associated with final settlement of our Circle C Municipal Utility District claim against the City of Austin.

b.

In connection with the transactions that concluded our relationship with Olympus Real Estate Corporation in February 2002, we purchased our $10 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.  Accounting standards require that the $2.4 million discount amount be included in net income applicable to common stock (see Note 1).

c.

Reflects the effects of the stock split transactions completed in 2001 (see Note 7).

d.

Includes effect of assumed redemption of 1.7 million outstanding shares of our mandatorily redeemable preferred stock for 851,000 shares of our common stock.  Amount for 2002 is pro-rated for the period the preferred stock was outstanding prior to its redemption in February 2002, totaling 142,000 equivalent shares.

e.

Reflects the consolidation of 7000 West Joint Venture assets following the Olympus Real Estate Corporation transactions and the cost associated with the completed 7500 Rialto Drive office building (see Note 9).

f.

Includes $11.9 million as of December 31, 2003, and $12.7 million as of December 31, 2002, of debt assumed in connection with the acquisition of the 7000 West Joint Venture and $4.7 million as of December 31, 2003, and $5.5 million as of December 31, 2002, of debt associated with the construction of the 7500 Rialto Drive office building.

Items 7. and 7A.  Management’s Discussion and Analysis of Financial Condition and

Results of Operations and Quantitative and Qualitative Disclosures About Market Risks

                                                                OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to Stratus Properties Inc. and its consolidated subsidiaries.  You should read the following discussion in conjunction with our financial statements and the related discussion of “Business” and “Properties” included elsewhere in this Form 10-K.  The results of operations reported and summarized below are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements located in Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.  We conduct real estate operations on properties we own and, until February 2002, through unconsolidated affiliates we jointly owned with Olympus Real Estate Corporation (Olympus) (see “Joint Ventures with Olympus Real Estate Corporation” below), pursuant to a strategic alliance formed in May 1998.

Our principal real estate holdings are in southwest Austin, Texas.  Our most significant holding is the 2,034 acres of undeveloped residential, multi-family and commercial property and 43 developed residential estate lots located within the Barton Creek community.  We own an additional 1,000 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community.  Our remaining Austin holdings consist of 282 acres of undeveloped commercial property located within the Lantana project, as well as three Lantana office buildings.  The office buildings include a 75,000-square foot building at 7500 Rialto Drive, and two fully leased 70,000-square foot buildings at 7000 West William Cannon Drive, known as the Lantana Corporate Center.

Real Estate Market Conditions

Factors that significantly affect U.S. real estate market conditions include interest rate levels and the availability of financing, the supply of product (i.e. developed and/or undeveloped land, depending on buyers’ needs) and current and anticipated future economic conditions.  These market conditions historically move in periodic cycles, and can be volatile in specific regions.  Because of the concentration of our assets exclusively in the Austin, Texas area, market conditions in this region significantly affect our business.

In addition to the traditional influence of state and federal government employment levels on the local economy, in recent years the Austin area has experienced significant growth in the technology sector.  The Austin-area population increased approximately 48 percent between 1989 and 1999, largely due to an influx of technology companies and related businesses.  Average income levels in Austin also increased significantly during this period, rising by 62 percent.  The booming economy resulted in rising demands for residential housing, commercial office space and retail services.  Between 1989 and 1999, sales tax receipts in Austin rose by 126 percent, an indication of the dramatic increase in business activity during the period.

The following chart compares Austin’s population and median family income between 1989 and 1999, when the latest U.S. Census Bureau data is available.

Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues between 1989 and 1999.

a.  Comprehensive Annual Financial Report for the City of Austin, Texas for the year ended September 30, 2002.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City).  Several special interest groups have also traditionally opposed development in that area, where most of our property is located.  Since 2001, a downturn in the technology sector has negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets.  The December 31, 2002 and 2003 vacancy percentages for various types of developed properties in Austin are noted below, and they indicate that with the exception of the continuing strength of Austin’s retail market, other developed properties are still showing some negative effects from the economic downturn.

	December 31,
	2002[a]	2003
Building Type	Vacancy Factor
Industrial Buildings	19%	23%[b]
Office Buildings (Class A)	28%	20%[b]
Multi-Family Buildings	12%	11%[a]
Retail Buildings	5%	6%[b]

a.

Texas A&M University Real Estate Center.

b.

CB Richard Ellis.

Business Strategy

Over the past several years, we have successfully worked cooperatively with the City to obtain approvals that allow the development of our properties to proceed in a timely manner while protecting the environment.  We believe the desirable location and overall quality of our properties, in combination with the land use and development entitlements we have obtained, will command a premium over the value of other Austin-area properties.  We have responded to recent “soft” market conditions in the Austin area by prudently managing our cash expenditures and overall liquidity while continuing to aggressively pursue required approvals for our planned development activities, to position our company to be able to respond quickly to improved market conditions.  This “soft” market has, and over the near-term will continue to have, a negative effect on our operating results and liquidity.

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost.  We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties.  In addition, we continue to pursue additional development and management fee opportunities, and believe we can obtain bank financing for developing our properties at a reasonable cost.  However, obtaining real estate development financing can be expensive and uncertain.  See “Risk Factors” located elsewhere in this Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property (Deerfield) is zoned and subject to a preliminary subdivision plan for 234 residential lots.  In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder.  Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The net purchase price for each of the 234 lots is $61,500.  The $1.4 million option payment is non-refundable, but would be credited to the purchase price.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007.  In financing the development costs, we are subject to a guaranteed maximum price of $5.2 million.  In addition, the homebuilder must pay all property taxes and maintenance costs.  In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank to finance the acquisition and development of Deerfield.

We have completed the major street and utility infrastructure construction for the “Calera Drive” subdivision within the Barton Creek Community.  During the third quarter of 2003, we began construction of four condominium units at Calera Court, the initial phase of Calera Drive.  Calera Court will include 17 courtyard homes on 19 acres.  The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which adjoin the Fazio Canyons Golf Course, is expected to begin construction after 2004.  Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005.  Funding for the construction of condominium units at Calera Court will be provided by a new $3.0 million project loan, which we established with Comerica Bank (Comerica) in September 2003.  We have not made any borrowings under the project loan, which matures in November 2005 and is secured by the condominium units at Calera Court.

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana project. We completed certain tenant improvements to the 75,000-square-foot Rialto Drive office building that allowed the first tenants to occupy their leased space in 2003.  The building is now approximately 46 percent leased, and we are continuing our efforts to lease the remaining available office space.  The two office buildings comprising our 140,000-square foot Lantana Corporate Center, known as 7000 West, are fully leased and primarily occupied by a single tenant.

In August 2002, the City granted final approval of a development agreement (Circle C Settlement) and permanent zoning for our real estate located within the Circle C community in southwest Austin.  These approvals permit development of one million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single family residential lots.  The Circle C Settlement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years.  The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects.  As of December 31, 2003, we have permanently used approximately $1.1 million of our City-based incentives including $0.9 million sold to other developers, and we also have $2.0 million in Credit Bank capacity in use as temporary fiscal deposits.  At December 31, 2003, unencumbered Credit Bank capacity was $11.9 million.

We have commenced development activities at Circle C based on the entitlements set forth in the Circle C Settlement with the City.  The preliminary plan has been filed and approved for Meridian, an 800-lot residential development at Circle C.  We are processing a final plat and construction permit approvals for the first phase of Meridian. In addition, several retail site plans at Circle C, including a proposed 160,000-square-foot grocery-store-anchored project, are currently proceeding through the approval process and some have already received final City approval.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including:  “Versant Place” – 54 lots; Wimberly Lane II” – 47 lots; and “Calera Drive” – 155 lots (see above).  Development of the remaining Barton Creek property will be deferred until the Austin-area economy improves.

In 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project.  The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment.  With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots to which we sold the development rights in 2003.  As of December 31, 2003, the Lantana project inventory totaled approximately 2.7 million square feet of office and retail estimated development potential.

We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000.  This subdivision, Mirador, was completed in late-2001.  Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size.  We sold the initial four Mirador lots during 2002 for a total of $1.8 million and three lots in 2003 for $1.1 million.

 LAKEWAY PROJECT

In January 2001, we invested $2.0 million in the Lakeway project near Austin, Texas.  Since that time, we have been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for our services.  In the second quarter of 2001, we negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser.  In return for our securing the required entitlements, the sale was to be completed in four planned installments.  We secured all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001 and received a $1.2 million distribution associated with the first two sale installments.

In the first half of 2002, the purchaser closed the final two planned sale installments.  We received a total cash distribution of $1.5 million, which represents a $1.2 million return of our $2.0 million investment and $0.3 million of income.  During the second quarter of 2003, we sold the remaining 5-acre commercial site for $0.7 million and received $0.3 million representing our 40 percent share of the related net sales proceeds.  On a cumulative basis, we have received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from our involvement in the Lakeway Project, which represents the full return of our $2.0 million investment and $0.9 million of income.  See Note 4 for more information regarding our involvement in the Lakeway project.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties.  As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow:

	2003	2002	2001
	(In Thousands)
Revenues:
Real estate operations	$10,667	$9,082	$14,829
Commercial leasing	3,755	2,487	-
Total revenues	$14,422	$11,569	$14,829

Operating income (loss)[a]	$180	$(1,146)	$2,794

Net income (loss)	$20	$(521)[b]	$3,940

a.

Includes Municipal Utility District (MUD) reimbursements of infrastructure costs charged to expense in prior years totaling $1.2 million in 2003,  $0.1 million in 2002 and $1.3 million in 2001 (see Note 1).

b.

Includes $0.3 million gain on the sale of our 49.9 percent interest in the Walden Partnership (see “Joint Ventures with Olympus Real Estate Corporation” below).

Following the February 2002 transactions between Olympus and us (see “Joint Ventures With Olympus Real Estate Corporation” below), we have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 9).  The following is a discussion of our operating results by segment.

Real Estate Operations

Summary real estate operating results follow:

	2003	2002	2001
	(In Thousands)
Revenues:
Undeveloped property sales	$7,721	$4,354	$13,415
Developed property sales	1,217	3,639	-
Commissions, management fees and other	1,729	1,089	1,414
Total revenues	10,667	9,082	14,829

Cost of sales	(6,512)	(6,031)	(9,110)
General and administrative expenses	(3,555)	(3,834)	(2,925)

Operating income (loss)	$600	$(783)	$2,794

Undeveloped property sales.  During 2003, we sold to a single purchaser our entire 142 acres of undeveloped residential real estate within the Lantana development in southwest Austin for $4.6 million.  We also sold a 1.5-acre undeveloped retail tract in our Circle C development for $1.2 million, six acres of property located in southwest Austin for $0.65 million and a 23-acre tract within the Circle C community for $1.25 million.

Undeveloped property revenues during 2002 included the initial sales of our acreage located within the Circle C community following the Circle C Settlement.  These initial Circle C tract sales made to the City included a four-acre site for $0.4 million and a nine-acre tract for the construction of a fire station for $0.7 million.  In addition, 2002 undeveloped property revenues included the sale of 11 acres of commercial real estate in Houston, Texas, for $1.4 million and the sale of 19 acres of multi-family real estate in San Antonio, Texas, for $1.9 million.

Revenues for 2001 primarily reflect the sale of undeveloped entitled properties to unrelated third parties.  We sold a 41-acre undeveloped tract in Austin, Texas, for $3.3 million; 112 acres of undeveloped entitled residential property in Houston, Texas, for $2.7 million; 10 acres of undeveloped entitled multi-family property in Dallas, Texas, for $1.7 million; and one 17-acre undeveloped tract in Austin, Texas, for $2.0 million. Undeveloped property revenues for 2001 also included the recognition of deferred revenue associated with the sale of a 36.4-acre multi-family tract within the Rialto Drive project in 2000.  In this transaction, we sold the property for $5.3 million but deferred recognition of $3.6 million of the related sale proceeds.  We recognized the entire $3.6 million of deferred revenues during 2001 as construction at the Rialto Drive project was completed.  The remainder of our deferred revenue recognition was associated with the sale of two Escala Drive lots and one Wimberly Lane lot by the Barton Creek Joint Venture.

Developed Property Sales.  Developed property sales of $1.2 million for 2003 included the sale of three residential estate lots at the Mirador subdivision.  The revenue for one of the residential estate lots at the Mirador subdivision is net of $0.3 million of deferred profits which we will recognize as we receive payments.  The 2003 developed property revenues also included the sale of the last remaining Wimberly Lane subdivision residential lot and the sale of one residential estate lot at the Escala Drive subdivision, both of which are located within the Barton Creek community in Austin.  Developed property sales of $3.6 million for 2002 included the sales of four residential estate lots at both the Mirador and Escala Drive subdivisions.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $1.7 million for 2003 compared to $1.1 million for 2002 and $1.4 million for 2001.  The 2003 amount included sales to third parties totaling $0.9 million of our development fee credits, which were granted to us by the City in accordance with the Circle C Settlement.  During 2003, commissions and management fees also included $0.5 million in fees paid to us for our involvement in the Lakeway Project, near Austin.  During the second quarter of 2003, we sold the remaining five-acre commercial tract at the Schramm Ranch property for $0.7 million, of which we received 40 percent of the net sales proceeds (see “Lakeway Project” above).  Commissions and management fees during 2002 included $0.8 million of fees associated with our involvement in the Lakeway Project compared to $0.9 million in 2001.  The increase in this type of revenue during 2003 compared to 2002 primarily relates to the 2003 sales of development fee credits to third parties and the decrease during 2002 compared to 2001 primarily reflects the conclusion of our relationship with Olympus.

Cost of Sales.  Cost of sales totaled $6.5 million in 2003, $6.0 million in 2002 and $9.1 million in 2001.  Cost of sales in 2003 compared to 2002 increased primarily because of the increase in undeveloped property sales in 2003.  Cost of sales during 2003 were reduced by $1.2 million of MUD reimbursements covering infrastructure costs charged to expense in prior years.  The decrease in 2002 cost of sales from 2001 reflects decreased sales of real estate during the year and a change in our estimated overhead cost allocation rates (see below and Note 1).  The decrease in cost of sales during 2002 as compared with 2001, was partially offset by the costs associated with the sale of Escala Drive residential lots, which until February 2002, were not included in our consolidated results of operations but instead were included in the results of our unconsolidated affiliated joint ventures.  Our remaining cost of sales during 2001 reflected the costs associated with the undeveloped properties sold throughout the year.

General and Administrative Expenses.  General and administrative expenses totaled $3.6 million in 2003, $3.8 million in 2002 and $2.9 million in 2001.  General and administrative expenses during 2002 included certain costs associated with completing the transactions with Olympus.  The increase in 2002 compared with 2001 is the result of a change in our estimated overhead cost allocation rates.  We changed our estimated overhead cost allocation rates effective January 1, 2002.  Had the preceding allocation change been made effective in 2001, our general and administrative expense for 2001 would have increased by $1.5 million to $4.4 million, with our cost of sales decreasing by the same amount.

Commercial Leasing

Summary commercial leasing operating results follow:

	2003	2002 [a]
	(In Thousands)
Rental income	$3,755	$2,487
Rental property costs	(2,502)	(1,638)
Depreciation	(1,215)	(763)
General and administrative expenses	(458)	(449)
Operating loss	$(420)	$(363)

a.

We began commercial leasing operations following the February 2002 transactions between Olympus and us

(see “Joint Ventures With Olympus Real Estate Corporation” below).

Rental Income.  Revenues from the Commercial Leasing segment totaled $3.8 million for 2003 compared to $2.5 million for 2002.  The increase in 2003 reflects the revenues associated with the 75,000-square-foot Rialto Drive office building that were initially earned during the first quarter of 2003 (see “Development and Other Activities” above) and the fact that we did not have commercial leasing operations until February 27, 2002, following the completion of the transactions with Olympus.

Rental Property Costs.  Rental property costs were $2.5 million for 2003 compared to $1.6 million for 2002.  The increase in 2003 primarily reflects the incremental costs associated with the 7500 Rialto Drive office building, which did not open until the third quarter of 2002, and the 7000 West office buildings, which because we completed transactions with Olympus in February 2002, reported twelve months of operations during 2003 compared to ten months of operations during 2002.

Depreciation.  Depreciation expense totaled $1.2 million in 2003 and $0.8 million in 2002.  The increase in 2003 reflects our having a full year of depreciation for both 7500 Rialto Drive and 7000 West during 2003, while during 2002 we had only ten months of depreciation for 7000 West and five months of depreciation for 7500 Rialto Drive.

Non-Operating Results

Interest expense, net of capitalized interest, totaled $0.9 million in 2003, $0.6 million in 2002 and $0.5 million in 2001 (see Note 5).  Capitalized interest totaled $2.1 million in 2003, $1.9 million in 2002 and $1.4 million in 2001. The increase in capitalized interest reflects the higher average balance of our borrowings outstanding during 2003 compared with 2002 and 2002 compared to 2001 partially offset by a decrease in qualifying asset costs from our reduced development activities over these periods.

Interest income totaled $0.7 million in 2003, $0.6 million in 2002 and $1.2 million in 2001.  Interest income included interest on MUD reimbursements totaling $0.6 million in 2003, $0.2 million in 2002 and $0.3 million in 2001. Other income totaled $0.3 million in 2002 and $0.2 million in 2001.  Other income in 2002 represented the gain from the sale of our interest in the Walden Partnership.  During 2001, other income resulted from an adjustment to our accrued workers compensation insurance costs.

CAPITAL RESOURCES AND LIQUIDITY

Comparison Of Year-To-Year Cash Flows

Net cash provided by operating activities totaled $8.0 million in 2003, $7.3 million in 2002 and $3.2 million in 2001.  In July 2003, Barton Creek MUD No. 4 issued $5.0 million in revenue bonds, of which Stratus received approximately $3.8 million in the third quarter of 2003 as reimbursement for a portion of Stratus’ previous infrastructure costs within the Barton Creek community.  In addition, Stratus received $0.8 million in Barton Creek MUD reimbursements during 2003.  Reimbursements totaling $1.8 million represent (1) a $1.2 million reimbursement of infrastructure costs charged to expense in prior years and recorded as a reduction of cost of sales and (2) $0.6 million for interest on the reimbursements.  In addition, reimbursements of $2.8 million and fiscal deposit refunds of $0.7 million represent a reimbursement of our basis in real estate properties and are recorded as a reduction of capital expenditures.  The $0.8 million improvement in operating cash flows primarily reflects the increase in revenues during 2003 and the $1.2 million of MUD reimbursements for infrastructure costs previously expensed.  The increase in 2002 compared with 2001 reflects collections on notes receivable from property sales totaling $3.0 million, the receipt of a $1.1 million Barton Creek MUD payment associated with our acquisition of the Barton Creek Joint Venture, and distributions from the Lakeway Project (see “Lakeway Project” above).

Net cash used in investing activities totaled $8.8 million in 2003, $8.3 million in 2002 and $24.3 million in 2001.  Investing activities for all three years reflect our net real estate and facilities expenditures, including the completion of certain tenant improvements to the 7500 Rialto Drive office building during 2003.  During 2003 and 2002, we received investing proceeds from our involvement in the Lakeway project.  During 2003, we received $0.3 million of proceeds from the Lakeway project, including $0.2 million representing the final return of our investment in the project, while in 2002 we received a total of $1.5 million associated with our involvement in the Lakeway project, including the return of $1.2 million of our $2.0 million investment in the project (see “Lakeway Project” above).

The decrease in our investing activities during 2002 compared with 2001 reflects a reduction in our development activities (see “Development and Other Activities” above).  During 2002, we also received $0.4 million of net cash proceeds in connection with the closing of the Olympus transactions in February 2002.  As part of the Olympus transaction, we acquired Olympus’ 50.01 percent ownership interest in the Barton Creek Joint Venture and their 50.1 percent ownership interest in the 7000 West Joint Venture for $3.9 million, less $1.1 million of cash acquired.  We also received investing proceeds of $3.1 million for the sale of our 49.9 percent ownership interest in the Walden Partnership to Olympus.  We received a $1.2 million distribution from the Lakeway Project during the fourth quarter of 2001, of which $0.6 million represented our equity earnings in the project and the remaining $0.6 million represented a partial return of our original investment.  We also received $0.3 million in distributions from the 7000 West Joint Venture during 2001, which represented a return of our investment in the joint venture.

Financing activities provided cash totaling $2.8 million in 2003, used cash totaling $1.3 million in 2002 and provided cash totaling $16.7 million in 2001.  During 2003, our financing activities included $5.0 million of net borrowings from our revolving line of credit partially offset by a $0.8 million payment on the term loan component of our bank credit facility with Comerica, which has been amended (see “Credit Facility and Other Financing Arrangements” below), and payments totaling $1.5 million under our project construction loans, which were amended in January 2004.  During 2002, our financing activities reflected $1.4 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002.  We also borrowed $4.6 million from the term loan component of the Comerica facility and $2.0 million from our 7500 Rialto Drive project loan during 2002.  During 2002, we purchased our mandatorily redeemable preferred stock held by Olympus for $7.6 million and made payments totaling $1.5 million on the term loan component of the Comerica facility and $0.2 million on the 7000 West project loan.

Financing activities during 2001 reflected $11.7 million of net borrowings from our Comerica credit facility, $3.5 million of borrowings from our 7500 Rialto Drive project loan facility and a second $5.0 million unsecured term loan, offset in part by the $3.2 million repayment of Olympus’ convertible debt (see “Credit Facility and Other Financing Arrangements” below).

The following table summarizes our contractual cash obligations as of December 31, 2003 (in thousands):

	2004	2005		2006	2007	2008	Total
Debt	$434	$37,105	[a]	$10,000	$-	$-	$47,539
Construction contracts	1,495	-		-	-	-	1,495
Operating lease	77	77		77	77	7	315
Total	$2,006	$37,182		$10,077	$77	$7	$49,349

a.

Includes $4.6 million of the 7500 Rialto and $11.7 million of the 7000 West project loans for which the maturities were extended (effective January 31, 2004) to January 31, 2005.

Stratus plans to refinance its long-term debt of $37.1 million and $10.0 million maturing in 2005 and 2006, respectively.  In amending the 7500 Rialto and 7000 West project loans in January 2003, we extended the project loans’ maturities to January 2004 with an option to extend the maturities for two additional one-year periods.  Effective January 2004, we extended these project loans’ maturities to January 2005; therefore, in January 2005, we anticipate extending these maturities for one additional year to January 2006.  In addition, we plan to refinance with Comerica the $25.0 million revolving line of credit and the $5.0 million term loan prior to their respective maturities in May 2005 and November 2005.  We also plan to refinance with First American Asset Management the two $5.0 million unsecured term loans prior to their respective maturities in January 2006 and July 2006.  See “Credit Facility and Other Financing Arrangements” below and Note 5.

In addition to our contractual obligations, we have $3.0 million in other liabilities in the accompanying consolidated balance sheets representing our indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993, as further discussed in Note 8.

Credit Facility and Other Financing Arrangements

Below is a summary of our financing arrangements.  Effective January 31, 2004, we finalized the negotiation of amendments for two of our project loan facilities, which among other things extended the facilities’ maturities until January 31, 2005.  A summary of our outstanding borrowings is as follows (in thousands):

	December 31,
	2003	2002
Comerica credit facility:
Revolving line of credit	$18,496	$13,459
Term loan	2,376	3,153
	20,872	16,612
Unsecured term loans	10,000	10,000
7500 Rialto project loan	4,727	5,462
7000 West project loan	11,940	12,725
Total debt	47,539	44,799
Less: Current portion	(434)	(2,316)
Long-term debt	$47,105	$42,483

Comerica Credit Facility

In December 2001, we established a bank credit facility with Comerica that replaced our existing credit facility with them.  Under terms of the current facility, we have established a $25.0 million revolving line of credit available for general corporate purposes and an additional $5.0 million loan specifically designed to provide funding for certain development costs (term loan).  These development costs have already been incurred and the unused development loan commitment is available to us.  During February 2002, we borrowed $7.3 million under our revolving credit facility to complete transactions that concluded our business relationship with Olympus.  In June 2003, we amended the bank credit facility with Comerica to extend its maturity from April 2004 to May 2005 for the revolver and to November 2005 for the term loan.  Also, the interest reserve requirement was eliminated.

Unsecured Term Loans

In 2000 and 2001, we obtained two $5.0 million five-year unsecured term loans from First American Asset Management (see Note 5).  Interest accrues on the loans at an annual rate of 9.25 percent and is payable monthly. One loan will mature in January 2006 and the other will mature in July 2006.  The proceeds of the loans were used to fund our operations and for other general corporate purposes.

7500 Rialto Drive

In 2001, we secured an $18.4 million project loan facility with Comerica for the construction of the two office buildings at the 7500 Rialto project.  Borrowings under this project loan have funded the construction of the first 75,000-square-foot building and related parking garage.  This variable-rate project loan facility, secured by the land and buildings in the project, was originally scheduled to mature in June 2003.  In January 2003, we amended this project loan to extend the maturity from June 2003 to January 31, 2004, with an option to extend its maturity by two additional one-year periods, subject to certain conditions.  Effective January 31, 2004, we extended the project loan for one year.  The January 2003 amendment also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the borrowings necessary to fund construction of the second 75,000-square-foot building.  Currently, we are evaluating the construction of the second office building in terms of the projected growth and needs of the current tenant in the first building as well as the generally improving demand in the market.  Upon finalizing the January 2003 amendment of this project loan facility, we were required to repay $1.4 million of borrowings outstanding which reduced the commitment under the facility to $7.8 million.  As of December 31, 2003, we had $4.7 million outstanding under the project loan.  The January 2004 amendment required us to repay $69,900 of borrowings outstanding and reduced the commitment under the facility by $0.2 million to $7.6 million.  We may make additional borrowings under this facility to fund certain tenant improvements upon leasing the remaining available office space.  We have leased approximately 46 percent of the building and are finalizing the terms on leases for essentially all the remaining space.

7000 West

In 1999, we finalized a $6.6 million project development loan facility with Comerica for the development of the first 70,000-square-foot office building at the 140,000 square foot Lantana Corporate Center (7000 West).  In 2000, as manager of the 7000 West project, we obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct the second 70,000-square-foot office building.  The variable rate, nonrecourse loan is secured by the approximately 11 acres of real estate at 7000 West and the two completed office buildings.  We have amended the facility most recently on January 31, 2004, extending the maturity to January 31, 2005, with the option to extend the maturity by an additional one-year period, subject to certain conditions.  An amendment of this facility during 2003 reduced the commitment under the project loan from $14.3 million to $12.2 million, and we repaid $0.5 million at closing to reduce our borrowings outstanding under the project loan to $12.2 million to comply with this requirement.  At completion of the January 2004 amendment, the commitment under the project loan was $11.9 million.  As of December 31, 2003, no amounts were available under the project loan and the borrowings outstanding were $11.9 million.

JOINT VENTURES WITH OLYMPUS REAL ESTATE CORPORATION

We entered into three joint ventures with Olympus following the formation of a strategic alliance in May 1998. Olympus generally owned an approximate 50.1 percent interest and we owned an approximate 49.9 percent interest in each joint venture.  The first two joint ventures were formed in 1998, and the third was formed in 1999. Subsequently, two of the joint ventures were expanded to encompass new projects.

In February 2002, we purchased Olympus’ ownership interests in the two Austin joint ventures (Barton Creek and 7000 West) and sold our interest in the Houston joint venture (Walden Partnership) to Olympus (see below). These transactions concluded our business relationship with Olympus (see Item 1. “Transactions with Olympus Real Estate Corporation”) by completing the following transactions:

*

 We purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million.

*

We acquired Olympus’ ownership interest in the Barton Creek Joint Venture for $2.4 million.

*

We acquired Olympus’ ownership interest in the 7000 West Joint Venture for $1.5 million.

*

We sold our ownership interest in the Walden Partnership to Olympus for $3.1 million.

We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek and 7000 West Joint Ventures, through borrowings available to us under our $25 million revolving credit facility agreement (see “Capital Resources and Liquidity – Credit Facility and Other Financing Arrangements” above and Note 5).

Barton Creek

The first joint venture with Olympus involved our sale of the Wimberly Lane tract within the Barton Creek community near Austin, Texas, to the Oly Stratus Barton Creek I Joint Venture (Barton Creek Joint Venture) in 1998. As developer for the joint venture, we completed 75 residential lots at the “Wimberly Lane” subdivision of Barton Creek during 1999, all of which have been sold, including one lot in 2003.

In 1999, we sold the Barton Creek Joint Venture 174 acres of land encompassing 54 platted lots, within the “Escala Drive” subdivision of the Barton Creek community.  The 54 lots, completed during the first half of 2000, were developed pursuant to the more restrictive development requirements of the City.  Each lot averages over three acres in size, which together with the similar sized lots in the Mirador subdivision (see “Development and Other Activities” above), are the largest lots developed to date within the Barton Creek community.  All of the lots have scenic hill country settings and some overlook the “Fazio Canyons” golf course.  The development of these lots was funded through the initial equity contributions of the partners and proceeds from sales of lots at the Wimberly Lane subdivision of the Barton Creek Joint Venture.  As manager, we sold one lot in 2001.

The Barton Creek Joint Venture distributed approximately $17.1 million to the partners through December 31, 2001.  Our share of these distributions, approximately $8.6 million, was recorded as a reduction of the related Barton Creek Joint Venture notes receivable ($6.2 million) and the related accrued interest ($0.7 million), with the remaining $1.7 million of distribution proceeds representing a return of equity that reduced our investment in the Barton Creek Joint Venture.  Our remaining investment in the Barton Creek Joint Venture at December 31, 2001 was $3.6 million. There were no additional distributions by the Barton Creek Joint Venture during 2002 and we eliminated our investment in the joint venture upon our acquisition of Olympus’ joint venture interest on February 27, 2002.

7000 West

In 1999, we sold Olympus a 50.1 percent interest in the first 70,000-square-foot office building (Phase I) of the planned 140,000-square-foot Lantana Corporate Center (7000 West), including 5.5 acres of commercial real estate.  As developer, we completed construction of Phase I in 1999, and as manager, we secured third party lease agreements that fully occupied the building.  During 2000, we completed a transaction admitting Olympus as our joint venture partner in the second 70,000-square-foot office building (Phase II) at 7000 West.  In this transaction, we sold an additional 5.5 acres of commercial real estate to the joint venture.  In our role as manager, we arranged for a $6.6 million project loan for 7000 West, which was utilized to construct Phase I.  The construction of Phase II required additional financing, which was provided through our arranging an additional $7.7 million of availability on the 7000 West project loan.  The variable rate, non-recourse loan is secured by the 11 acres of land at 7000 West and both fully-leased 70,000-square-foot office buildings.  The borrowings outstanding on this development loan totaled $11.9 million at December 31, 2003.  As a result of our acquisition of Olympus’ joint venture interest in 7000 West, this debt is now included on the accompanying  balance sheets at December 31, 2003 and 2002 (see “Capital Resources and Liquidity – Credit Facility and Other Financing Relationships” and Note 5).

Walden Partnership

In 1998, we formed a joint venture with Olympus through which we acquired a 49.9 percent interest in the Oly Walden General Partnership (the Walden Partnership), which owned the Walden on Lake Houston project in Houston, Texas, purchased by Olympus earlier in 1998.  We managed this project on Olympus’ behalf under the terms of a management agreement and received management fees and commissions for our services.  At the time we began managing the Walden Partnership there were 930 developed lots and 80 acres of undeveloped real estate at the project.  As manager of the project we sold 548 of the developed lots through February 2002, at which time we sold our interest in the Walden Partnership to Olympus.

The summarized unaudited financial information of our unconsolidated affiliates for the two months ended February 27, 2002 and for the year ended December 31, 2001 follows (in thousands):

Barton Creek	Walden	7000
Joint Venture	Partnership	West	Total
(Unaudited)
Earnings data (two months ended February 27, 2002):
Revenues	$-	$652	$562	$1,214
Operating income (loss)	(22)	(64)	178	92
Net income (loss)	(22)	(34)	218	162
Stratus’ equity in net income (loss)	(11)	(4)[a]	109	94	[a]

Barton Creek	Walden	7000
Joint Venture	Partnership	West	Total
(Unaudited)

Earnings data (year ended December 31, 2001):
Revenues	$973	$2,472	$3,275	$6,720
Operating loss	(252)	(751)	(152)	(1,155)
Net loss	(244)	(595)	(75)	(914)
Stratus’ equity in net loss	(121)	(254)[a]	(37)	(412)

a.

Includes recognition of deferred income of $12,000 for the two months ended February 27, 2002 and $43,000 in 2001, representing the difference in our investment in the Walden Partnership and its underlying equity at the date of acquisition.  Through February 27, 2002, we had recognized $164,000 of a total of $337,000 of deferred income associated with the Walden Partnership.  The remaining $0.2 million deferred amount was eliminated in determining the $0.3 million gain on the sale of our interest in the Walden Partnership.

COMMON STOCK MATTERS

In February 2001, our Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of our common stock representing approximately 10 percent of our outstanding common stock, after considering the effects of the stock split transactions described in the following paragraph.  The purchases may occur over time depending on many factors, including the market price of our common stock; our operating results, cash flows and financial position; and general economic and market conditions.  We have yet to make any open market share purchases under this program and we are unlikely to make significant open market purchases in the near future.

In 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split.  This transaction resulted in our shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share of our common stock in the reverse 1-for-50 split.  Those shareholders received cash payments equal to the fair value of those fractional interests.  Shareholders holding more than 50 shares of our common stock had their number of shares of common stock reduced by one-half immediately after this transaction.  Shareholders holding an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share.  The fair value of the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date at the average daily closing price per share of Stratus’ common stock for the ten trading days immediately preceding the effective date. Accordingly, we funded $0.5 million into a restricted cash account to purchase approximately 42,000 shares of our common stock.  As of December 31, 2003, $0.2 million of restricted cash remains to pay for fractional shares.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions.  The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statement under the heading “Use of Estimates.”  We believe that our most critical accounting policies relate to our valuation of investment real estate and commercial leasing assets, our allocation of indirect costs, revenue recognition and our indemnification of the purchaser of an oil and gas property from us for any abandonment costs.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

*

Investment in Real Estate and Commercial Leasing Assets.  Real estate and commercial leasing assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs and other related costs through the development stage.  When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required.  Measurement of the impairment loss is based on the fair value of the asset.  Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

Our expected future cash flows are affected by many factors including:

a)

The economic condition of the Austin, Texas, market;

b)

The performance of the real estate industry;

c)

Our financial condition, which may influence our ability to develop our real estate; and

d)

Governmental regulations.

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

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete our development plans.  If our estimates of future cash flows from our properties differ from expectations, then our financial and liquidity position may be compromised, which could result in our default under certain debt instruments or result in our suspending some or all of our development activities.

*

Allocation of Overhead Costs.  We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in these activities.  In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales.  After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations.  This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized.

*

Revenue recognition.  In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we recognize revenues from property sales when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when we have completed our obligations to perform certain supplementary development activities, if any exist, at the time of the sale (see Note 1).  This is a critical accounting policy because we use our judgment to determine when it is proper to recognize revenues.

We recognize our rental income based on the terms of our signed leases with tenants on a straight-line basis.  We recognize sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed.

*

     Abandonment Costs Indemnification.  In connection with the sale of one oil and gas property in 1993, we indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received.  Whether or not we ultimately will incur any cost as a result of this indemnification is uncertain and will depend on a number of factors beyond our control, including actual oil and gas produced, oil and gas prices received and the level of operating and abandonment costs incurred by the third-party operator over the life of the property.  We periodically assess the reasonableness of amounts recorded for this liability through the use of information obtained from the operator of the property; however, the availability of such information is limited, and there are numerous uncertainties involved in estimating the related future revenues, operating and abandonment costs.  We have a liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, representing our best estimate of this potential liability.  The carrying value of this liability may be adjusted in future periods as additional information becomes available.  This is a critical accounting policy because of the significant judgments we must make in assessing the amount of any such liability, in light of the limited amount of information available to us and the uncertainty involved in projections of future product prices and costs of any ultimate liability, which requires us to use significant judgment in determining the amount of our liability.

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties.  Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels.  Changes in interest rates also affect interest expense on our debt.  At the present time, we do not hedge our exposure to changes in interest rates.  Based on the bank debt outstanding at December 31, 2003, a change of 100 basis points in applicable annual interest rates would have an approximate $0.4 million impact on annual net income (loss) for 2004.

ENVIRONMENTAL

Increasing emphasis on environmental matters is likely to result in additional costs.  Our future operations may require substantial capital expenditures, which could adversely affect the development of our properties and results of operations.  Additional costs will be charged against our operations in future periods when such costs can be reasonably estimated.  We cannot at this time accurately predict the costs associated with future environmental obligations.  See “Risk Factors.”

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Disclosures about Market Risks contains forward-looking statements regarding future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities.  Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in Item 1 of this Form 10-K.

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

Stratus maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management’s authorization and that transactions are recorded and summarized properly.  Stratus’ internal auditors, Resources Audit Solutions, test and evaluate significant components of Stratus’ internal controls system.

Our independent public accountants, PricewaterhouseCoopers LLP, conduct annual audits of our financial statements in accordance with auditing standards generally accepted in the United States of America.

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

REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF STRATUS PROPERTIES INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flow and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We have conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.  The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 4, 2002 except with respect to Note 11, as to which the date was February 27, 2002.

PricewaterhouseCoopers LLP

Austin, Texas

March 23, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Stratus Properties Inc.’s filing on Form 10-K for the year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the year ended December 31, 2003.

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

Arthur Andersen LLP

Austin, Texas

February 4, 2002 (Except with respect to

Note 11, as to which the date is February 27, 2002)

STRATUS PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0.2 million and $0.4 million, respectively (Note 7)	$3,413	$1,361
Accounts receivable	768	654
Current portion of notes receivable from property sales	60	60
Prepaid expenses	194	146
Total current assets	4,435	2,221
Real estate and facilities, net (Note 2)	113,732	110,761
Commercial leasing assets, net	22,160	22,422
Other assets	1,929	1,742
Notes receivable from property sales, net of current portion (Note 1)	174	2,103
Investments in and advances to unconsolidated affiliates (Note 4)	-	191
Total assets	$142,430	$139,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,773	$1,663
Accrued interest, property taxes and other	3,015	3,067
Current portion of borrowings outstanding	434	2,316
Total current liabilities	5,222	7,046
Long-term debt (Note 5)	47,105	42,483
Other liabilities (Note 8)	3,282	3,292
Total liabilities	55,609	52,821

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01, 50,000,000 shares authorized and unissued	-	-
Common stock, par value $0.01, 150,000,000 shares authorized, 7,178,595 and 7,159,224 shares issued and 7,135,068 and 7,116,995 shares outstanding, respectively	72	72
Capital in excess of par value of common stock	179,786	179,472
Accumulated deficit	(92,089)	(92,109)
Unamortized value of restricted stock units	(452)	(333)
Common stock held in treasury, 43,527 shares and 42,229 shares, at cost, respectively	(496)	(483)
Total stockholders’ equity	86,821	86,619
Total liabilities and stockholders' equity	$142,430	$139,440

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Revenues (Note 1)	$14,422	$11,569	$14,829
Costs and expenses:
Cost of sales, net (Note 1)	10,229	8,432	9,110
General and administrative expenses	4,013	4,283	2,925
Total costs and expenses	14,242	12,715	12,035
Operating income (loss)	180	(1,146)	2,794
Interest expense, net of capitalized interest	(917)	(639)	(456)
Interest income	728	606	1,157
Equity in unconsolidated affiliates’ income (Note 4)	29	372	207
Other income, net (Note 8)	-	286	238
Net income (loss)	$20	$(521)	$3,940
Discount on purchase of mandatorily redeemable preferred stock	-	2,367	-
Net income applicable to common stock	$20	$1,846	$3,940

Net income per share of common stock:
Basic	$ -	$0.26	$0.55
Diluted	$ -	$0.25	$0.48

Average shares outstanding:
Basic	7,124	7,116	7,142
Diluted	7,315	7,392	8,204

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$20	$(521)	$3,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,313	876	133
Cost of real estate sold	4,973	3,215	5,928
Equity in unconsolidated affiliates’ income	(29)	(372)	(207)
Recognition of previously deferred gains	-	-	(3,684)
Gain on sale of Stratus’ 50 percent interest in Walden Partnership	-	(286)	-
Stock-based compensation	119	88	-
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(162)	107	1
Accounts payable, accrued liabilities and other	47	131	1,168
Long-term notes receivable	1,929	2,952	(4,036)
Distribution of unconsolidated affiliates’ income	29	278	969
Other	(187)	787	(967)
Net cash provided by operating activities	8,052	7,255	3,245

Cash flow from investing activities:
Real estate and facilities, net of cost of real estate sold and municipal utility district reimbursements	(8,995)	(9,905)	(23,097)
Acquisition of Olympus’ interests in the Barton Creek and 7000 West Joint Ventures, net of cash acquired	-	(2,791)	-
Proceeds from the sale of Stratus’ 50 percent interest in the Walden Partnership	-	3,141	-
Return of investment in unconsolidated affiliates	-	-	829
Distribution from (investment in) Lakeway Project	191	1,239	(2,000)
Net cash used in investing activities	(8,804)	(8,316)	(24,268)

Cash flow from financing activities:
Borrowings from revolving credit facility, net	5,037	1,385	11,683
Borrowings from term loan component of credit facility	-	4,645	-
Payments on term loan component of credit facility	(777)	(1,497)	-
Borrowings from (repayments of) 7500 Rialto project loan	(735)	1,966	3,496
Payments on 7000 West project loan	(785)	(175)	-
Repurchase of mandatorily redeemable preferred stock	-	(7,633)	-
Proceeds from unsecured term loans	-	-	5,000
Repayment of convertible debt facility	-	-	(3,240)
Purchases of Stratus’ common stock, at cost	-	-	(242)
Proceeds from exercise of stock options, net	64	26	35
Net cash provided by (used in) financing activities	2,804	(1,283)	16,732

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Continued)

Years Ended December 31,
2003	2002	2001
(In Thousands)

Net increase (decrease) in cash and cash equivalents	2,052	(2,344)	(4,291)
Cash and cash equivalents at beginning of year	1,361	3,705	7,996
Cash and cash equivalents at end of year	3,413	1,361	3,705
Less cash restricted as to use	(207)	(388)	(241)
Unrestricted cash and cash equivalents at end of year	$3,206	$973	$3,464

Supplemental Information:
Interest paid	$2,664	$2,323	$2,396
Income taxes paid	$186	$195	$171

The accompanying notes, which include information in Notes 4, 6, 7 and 8 regarding noncash transactions, are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands)

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 7,159,224 shares in 2003, 7,155,099 shares in 2002 and 14,298,270 shares in 2001	72	72	143
Effective one for two reverse stock split (Note 7)	-	-	(71)
Exercise of stock options and restricted stock representing 19,371 shares in 2003, 4,125 shares in 2002, and 6,250 shares in 2001	-	-	-
Balance at end of year representing 7,178,595 shares in 2003, 7,159,224 shares in 2002, and 7,155,099 shares in 2001	72	72	72

Capital in excess of par value:
Balance at beginning of year	179,472	176,658	176,465
Effective one for two reverse stock split (Note 7)	-	-	71
Exercise of stock options	99	70	122
Discount on purchase of mandatorily redeemable preferred stock (Note 3)	-	2,367	-
Restricted stock units granted (Note 7)	215	377	-
Balance at end of year	179,786	179,472	176,658

Accumulated deficit:
Balance at beginning of year	(92,109)	(91,588)	(95,528)
Net income (loss)	20	(521)	3,940
Balance at end of year	(92,089)	(92,109)	(91,588)

Unamortized value of restricted stock units:
Balance at beginning of year	(333)	-	-
Deferred compensation associated with restricted stock units (Note 7)	(215)	(377)	-
Amortization of related deferred compensation	96	44	-
Balance at end of year	(452)	(333)	-

Common stock held in treasury:
Balance at beginning of year representing 42,229 shares in 2003 and 2002 and no shares in 2001	(483)	(483)	-
Shares purchased representing 42,229 shares in 2001	-	-	(483)
Tender of 1,298 shares in 2003 for exercised stock options	(13)	-	-
Balance at end of year representing 43,527 shares in 2003 and 42,229 shares in 2002 and 2001	(496)	(483)	(483)

Total stockholders’ equity	$86,821	$86,619	$84,659

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Operations and Basis of Accounting.  The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted primarily in Austin, Texas, through its wholly owned subsidiaries and, until February 2002, through certain unconsolidated joint ventures (see “Investments in Unconsolidated Affiliates” below and Note 4).  Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land, L.P.; Stratus 7000 West, Ltd.; Austin 290 Properties, Inc.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments LLC and STRS L.L.C.  All significant intercompany transactions have been eliminated in consolidation.  Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Investments in Unconsolidated Affiliates.  Generally, Stratus owned an approximate 49.9 percent interest in each of its three former unconsolidated affiliates through February 27, 2002 (see Note 4).  Stratus’ investment in less than 50 percent owned joint ventures and partnerships are accounted for under the equity method in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”  Stratus’ real estate sales to these entities were deferred to the extent of its ownership interest in the unconsolidated affiliate.  The deferred revenues were subsequently recognized ratably as the unconsolidated affiliates sold the real estate to unrelated third parties.  Although Stratus served as manager for these unconsolidated affiliates, all significant decisions were either shared with or made entirely by its partner.  Stratus also had a net profits interest in the Lakeway project, as further described in Note 4, in which its share of the project’s earnings or loss was calculated using the hypothetical liquidation at book value approach.  This approach compares the value of the investment at the beginning of the year to that at the end of the year, assuming that the project’s assets were liquidated or sold at book value.  The difference represents Stratus’ share of the project’s earnings or losses.

Stock Split.  The earnings per share information and the weighted average shares outstanding for 2001 have been retroactively adjusted to reflect the effect of the reverse stock split, which occurred in May 2001 (see Note 7).

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  The more significant estimates include estimates of future cash flow from development and sale of real estate properties, allocation of certain indirect costs, valuation allowances for deferred tax assets and useful lives for depreciation and amortization.  Actual results could differ from those estimates.

Cash Equivalents and Restricted Cash.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. Restricted cash totaled $0.2 million at December 31, 2003 and $0.4 million at December 31, 2002 reflecting funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 7).

Financial Instruments.  The carrying amounts of receivables, notes receivable, accounts payable and long-term borrowings reported in the accompanying consolidated balance sheets approximate fair value.  Stratus periodically evaluates its ability to collect its receivables.  Stratus provides an allowance for estimated uncollectible amounts if its evaluation provides sufficient evidence of such amounts.  Stratus believes all of its receivables are collectible and no allowances for doubtful accounts are included in the accompanying consolidated balance sheets.

Notes Receivable from Property Sales.  In 2002 and 2001, Stratus received four notes totaling $5.3 million related to undeveloped property sales to third parties whose gross sale price was $7.3 million.  The purchasers made cash down payments in excess of 20 percent of the sales price at the closing of each transaction.  The two notes originating in 2002 have an annual interest rate of 9 percent and the note matures in July 2004.  The balance remaining on these notes totaled $1.0 million at December 31, 2002.  The two notes originating in 2001 have an annual interest rate of 8 percent.  One note requires a minimum monthly payment of principal and interest and matures in 2004; the other note requires quarterly interest payments and matures in 2006.  During 2002, Stratus received significant payments on these two notes, which reduced their balance from $4.1 million at December 31, 2001 to $1.1 million at December 31, 2002.  In 2003, Stratus received payment in full for these notes.

During 2003, Stratus’ developed property sales included the third-quarter sale of a residential estate lot at Mirador for $0.5 million, for which Stratus received cash of $0.1 million and a promissory note of $0.4 million.  In accordance with the installment sale method, Stratus recorded the $0.5 million sale and the $0.4 million note net of $0.3 million of deferred profits which Stratus will recognize as it receives principal payments.  The note, which has an annual interest rate of 6 percent, requires monthly interest payments and matures in September 2006.  As of December 31, 2003, the note receivable balance was $0.2 million.

Investment in Real Estate and Commercial Leasing Assets.  Real estate and commercial leasing assets are stated at the lower of cost or net realizable value and include acreage, development, construction and carrying costs, and other related costs through the development stage.  Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels.  Certain carrying costs are capitalized on properties currently under active development. Stratus recorded capitalized interest of $2.1 million in 2003, $1.9 million in 2002 and $1.4 million in 2001.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed.  If projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required.  Measurement of the impairment loss is based on the fair value of the asset.  Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows.  No impairment losses are reflected in the accompanying consolidated statements of income.

Accrued Property Taxes.  Stratus estimates its property tax accrual based on prior year property tax payments and other current events that may impact the payment.  Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $2.1 million at December 31, 2003 and $2.2 million at December 31, 2002.

Depreciation.  Office buildings are depreciated on a straight-line basis over their estimated 30-year life.  Other facilities and equipment are depreciated on a straight-line basis over a five-year period.

Revenue Recognition.  Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale.  Notes received in connection with land sales have not been discounted, as the purchase price was not significantly different from similar cash transactions.

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis.  Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed.  A summary of Stratus’ revenues follows:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Revenues:
Undeveloped property sales	$7,721	$4,354	$13,415
Developed property sales	1,217	3,639	-
Rental income	3,755	2,487	-
Commissions, management fees and other	1,729	1,089	1,414
Total revenues	$14,422	$11,569	$14,829

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation.  A summary of Stratus’ cost of sales follows:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Cost of property sales	$4,681	$2,014	$6,261
Cost of lots sales	683	1,422	-
Rental property costs	2,502	1,638	-
Recognition of previously deferred cost of sales	-	-	108
Allocation of indirect costs (see below)	2,446	2,880	4,200
Municipal utility district reimbursements	(1,180)	(116)	(1,312)
Depreciation	1,313	876	133
Other	(216)	(282)	(280)
Total cost of sales	$10,229	$8,432	$9,110

Municipal Utility Reimbursements.  Stratus receives municipal utility (MUD) reimbursements from the City of Austin (the City) for infrastructure costs incurred.  Prior to 1996, Stratus expensed infrastructure costs as incurred and in 1996, Stratus began capitalizing the infrastructure costs to the related properties. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of basis in real estate properties and are recorded as a reduction of capital expenditures.

Allocation of Overhead Costs.  Stratus has historically allocated a portion of its overhead costs to both capital accounts (real estate and facilities and commercial leasing properties) and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital and sales and marketing for cost of sales). Effective January 1, 2002, Stratus revised its estimated overhead cost allocation rates.  As a result of this change in estimate, Stratus allocated a smaller percentage of its general and administrative expense to cost of sales during 2003 and 2002 compared to 2001.  Had the preceding allocation rates been used in 2001, Stratus’ general and administrative expense for 2001 would have increased by $1.5 million to $4.4 million, with its cost of sales decreasing by the same amount.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.1 million in 2003, $0.2 million in 2002 and $0.3 million in 2001.

Income Taxes.  Stratus follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities (see Note 6).

Earnings Per Share.  The following table is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$20	$(521)	$3,940
Add: Discount on purchase of mandatorily redeemable preferred stock (Note 3)	-	2,367	-
Net income applicable to common stock	$20	$1,846	$3,940

Weighted average common shares outstanding	7,124	7,116	7,142

Basic net income per share of common stock	$ -	$0.26	$0.55

Weighted average common shares outstanding	7,124	7,116	7,142
Dilutive stock options	180	134	211
Restricted stock	11	-	-
Assumed conversion of preferred stock	-	142	851
Weighted average common shares outstanding for purposes of calculating diluted net income per share	7,315	7,392	8,204

Diluted net income per share of common stock	$ -	$0.25	$0.48

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

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the years presented are as follows:

	Years Ending December 31,
	2003	2002	2001
Outstanding options (in thousands)	229	456	106
Average exercise price	$11.64	$10.15	$12.38

Stock-Based Compensation Plans.  As of December 31, 2003, Stratus has four stock-based employee and director compensation plans, which are described in Note 7.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income and earnings per share if Stratus had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001
Net income applicable to common stock, as reported	$20	$1,846		$3,940
Add: Stock-based employee compensation expense included in reported net income applicable to common stock for restricted stock units	96	44		281
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(750)	(779)		(1,190)
Pro forma net income (loss) applicable to common stock	$(634)	$1,111		$3,031

Earnings per share:
Basic – as reported	$-	$0.26		$0.55
Basic – pro forma	$(0.09)	$0.16	$.	0.42

Diluted – as reported	$-	$0.25		$0.48
Diluted – pro forma	$(0.09)	$0.15		$0.37

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The following table provides weighted average assumption information used to determine the fair value of Stratus’ stock option grants during the periods presented:

	2003	2002	2001
Options granted	77,500	159,399	7,500
Weighted average fair value for stock option grants	$6.99	$6.03	$7.02
Weighted average risk-free interest rate	4.52%	4.77%	5.40%
Weighted average expected volatility rate	50.8%	52.9%	55.1%

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

Recent Accounting Pronouncements.  In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, effective for fiscal years beginning after June 15, 2002, requires the fair value of liabilities for asset retirement obligations to be recorded in the period they are incurred.  Stratus adopted SFAS No. 143 on January 1, 2003, with no impact on its financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN 46) and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  FIN 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB No. 51), to certain entities in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.  SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefits plans effective for fiscal years ending after December 15, 2003.  Stratus adopted FIN 46 and SFAS No. 132 effective December 31, 2003 with no impact on its financial statements.

2.  Real Estate, Commercial Leasing Properties and Facilities, net

	December 31,
	2003	2002
	(In Thousands)
Land held for development or sale:
Austin, Texas area	$113,402	$110,424
Other areas of Texas	85	85
Total land	113,487	110,509
Office buildings, net of accumulated depreciation of $3,358 in 2003 and $2,143 in 2002	22,160	22,422
Furniture, fixtures and equipment, net of accumulated depreciation of $345 in 2003 and $413 in 2002	245	252
	$135,892	$133,183

At December 31, 2003, Stratus’ investment in real estate includes approximately 3,320 acres of land located in Austin, Houston and San Antonio, Texas.  The principal holdings of Stratus are located in the Austin area and consist of 2,034 acres of undeveloped residential, multi-family and commercial property and 43 developed residential estate lots within the Barton Creek community.  Stratus’ remaining Austin properties include 282 acres of undeveloped commercial property in an area known as the Lantana tract, south of and adjacent to the Barton Creek community and the approximate 1,000 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community.  Stratus’ office building costs include both the construction and land costs associated with its 75,000-square-foot office building at 7500 Rialto and the costs associated with the acquisition of the 140,000 square-foot Lantana Corporate Center, which Stratus purchased in February 2002.

Stratus also owns two acres of undeveloped commercial property in both Houston, Texas, and San Antonio, Texas.

3.  Mandatorily Redeemable Preferred Stock

At December 31, 2001, Stratus had outstanding 1,712,328 shares of mandatorily redeemable preferred stock, with a stated value of $5.84 per share or $10.0 million.  In February 2002, Stratus purchased all of its outstanding mandatorily redeemable preferred stock for $7.6 million.  In accordance with accounting rules, the discount of $2.4 million was recorded as capital in excess of par value on the balance sheet and increased net income applicable to common stock.

4.

Investments in Unconsolidated Affiliates

Until February 2002, Stratus had investments in three joint ventures.  Generally, Stratus owned an approximate 49.9 percent interest in each joint venture and Olympus Real Estate Corporation (Olympus) owned the remaining 50.1 percent interest.  Accordingly, Stratus accounted for its investments in the joint ventures using the equity method of accounting (see Note 1).  Stratus served as developer and manager for each project undertaken by the joint ventures and received development fees, sales commissions, and other management fees for its services.  In February 2002, Stratus and Olympus reached an agreement in which Stratus purchased Olympus’ ownership interests in the jointly owned Austin, Texas, properties and Olympus purchased Stratus’ ownership interest in the jointly owned Houston, Texas, properties.  The assets and liabilities of the acquired joint ventures are included in the accompanying consolidated balance sheets at December 31, 2003 and 2002.  The results of operations of the two acquired joint ventures are included in the accompanying consolidated statements of operations for the year ended December 31, 2003, and for the period from February 27, 2002 to December 31, 2002.

Lakeway Project

Since mid-1998, Stratus has provided development, management, operating and marketing services for the Lakeway development near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee.  In  2001, Stratus entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and Stratus contributed $2.0 million as an investment in this project (Lakeway Project).  In 2003, Stratus sold the last remaining 5-acre tract at the project.  Under the agreement, Stratus received enhanced management and development fees and sales commissions, as well as a net profits interest in the Lakeway project.  Lakeway Project distributions were made to Stratus as sales installments closed.  Under terms of the agreement, Stratus received a 28 percent share in any Lakeway Project distributions until such distributions exceeded its initial investment in the project ($2.0 million) plus a stated annual rate of return and 40 percent thereafter.

Stratus received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from its involvement with the Lakeway Project, which represents the full return of Stratus’ $2.0 million investment and $0.9 million of income.

5.  Long-Term Debt

	December 31,
	2003	2002
Comerica facility:	(In Thousands)
Revolver, average rate 4.9% in 2003 and 2002	$18,496	$13,459
Term loan, average rate 4.9% in 2003 and 2002	2,376	3,153
Unsecured term loans, average rate 9.25% in 2003 and 2002	10,000	10,000
7500 Rialto Drive project loan, average rate 4.4% in 2003 and 4.3% in 2002	4,727	5,462
7000 West project loan, average rate 4.2% in 2003 and 4.4% in 2002	11,940	12,725
Total	47,539	44,799
Less: Current portion	(434)	(2,316)
Long-term debt	$47,105	$42,483

Comerica Credit Facility.

 Stratus has a credit facility with Comerica Bank (Comerica) that provides for a $25 million revolving line of credit available for general corporate purposes and an additional $5 million term loan, to be used to fund certain development costs.  The term loan is secured by some of the lots in Stratus’ Mirador subdivision within the Barton Creek community.  In June 2003, Stratus amended its credit facility to extend the maturities from April 2004 to May 2005 for the revolver and to November 2005 for the term loan.  Also, the previous interest reserve requirement was eliminated.

Interest on the Comerica facility is variable and accrues at either the lender’s prime rate plus 1 percent or LIBOR plus 250 basis points at Stratus’ option.  The term loan and revolving line of credit contain certain customary restrictions and are secured by a lien on all of Stratus’ real property assets and the future receipt of municipal utility district reimbursements and other infrastructure receivables.  The credit facility also contains covenants that prohibit the payment of dividends and impose certain other restrictions.  As of December 31, 2003, Stratus was in compliance with such covenants.

Unsecured Term Loans.  Stratus has two separate five-year, $5.0 million, unsecured term loans with First American Asset Management.  Interest accrues on the loans at an annual rate of 9.25 percent and is payable monthly.  One loan will mature in January 2006 and the other in July 2006.

7500 Rialto Drive Project Loan.  In 2001, Stratus secured an $18.4 million project loan with Comerica for the construction of two office buildings at 7500 Rialto Drive located within the Lantana project in Austin, Texas.  This variable-rate project loan facility, secured by the land and one office building was amended in January 2004 to extend the maturity to January 31, 2005, with the option to extend the loan for an additional one-year period, subject to certain conditions.  Negotiation of an earlier amendment also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the elimination of the borrowings necessary to fund the construction of a second building at 7500 Rialto Drive. Upon finalizing an earlier amendment to this project loan in January 2003, Stratus repaid $1.4 million of its borrowings outstanding on the project facility, which reduced the commitment under the facility to $7.8 million.  As of December 31, 2003, Stratus had $4.7 million outstanding under the project loan. The January 2004 amendment required Stratus to repay $69,900 of borrowings outstanding and reduced the commitment under the project loan by $0.2 million to $7.6 million.

7000 West Project Loan.  Stratus has a project loan associated with the construction of the 140,000-square-foot Lantana Corporate Center office complex at 7000 West.  This variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate and the two completed and fully-leased office buildings at 7000 West. The loan has been amended on several occasions, most recently on January 31, 2004, to extend the project loan’s maturity to January 31, 2005, with an option to extend the maturity by an additional one-year period, subject to certain conditions.  Upon finalizing an earlier amendment to this project loan in January 2003, Stratus was required to repay $0.5 million of its borrowings outstanding on the project loan facility, and the commitment under the facility was reduced to $12.2 million.  As of December 31, 2003, Stratus had $11.9 million outstanding under the project loan.  At completion of the January 2004 amendment, the commitment under the project loan facility was $11.9 million.

Calera Court Project Loan.  In September 2003, Stratus finalized a $3.0 million project loan with Comerica to fund the construction of condominium units at Calera Court.  No amounts have been borrowed under the project loan, which matures in November 2005 and is secured by the condominium units at Calera Court.

Maturities.  Maturities of long-term debt instruments based on the amounts and terms outstanding at December 31, 2003, totaled $0.4 million in 2004, $37.1 million in 2005 and $10.0 million in 2006.  The $37.1 million maturing in 2005 includes $4.6 million of the 7500 Rialto and $11.7 million of the 7000 West project loans for which the maturities were extended to January 31, 2005 effective January 31, 2004 (see above).

6.  Income Taxes

Income taxes are recorded pursuant to SFAS 109 “Accounting for Income Taxes.”  No benefit has been recognized for any period presented with respect to Stratus’ net deferred tax assets, as a full valuation allowance has been provided because of Stratus’ operating history.  Therefore, the final determination of the gross deferred tax asset amounts had no impact on Stratus’ financial statements.  The components of deferred taxes follow:

	December 31,
	2003	2002
	(In Thousands)
Deferred tax assets:
Net operating loss credit carryfowards (expire 2007-2023)	$12,478	$12,006
Real estate and facilities, net	8,215	9,177
Alternative minimum tax credits and depletion allowance (no expiration)	813	813
Other future deduction carryforwards (expire 2005-2008)	277	237
Valuation allowance	(21,783)	(22,233)
	$-	$-

Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the income tax provision recorded follow:

	Years Ended December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Income tax provision computed at the federal statutory income tax rate	$7	35%	$(182)	(35)%	$1,379	35%
(Increase) decrease attributable to:
Change in valuation allowance	(450)	(2,250)	402	77	(1,402)	(35)
State taxes and other	443	2,215	(220)	(42)	23	-
Income tax provision	$-	-%	$-	-%	$-	-%

7.  Stock Options, Equity Transactions and Employee Benefits

Stock Options.  Stratus’ Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (RSUs) (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see below), representing 975,000 shares of Stratus common stock at no less than market value at time of grant.  In May 2002, Stratus’ shareholders approved the 2002 Stock Incentive Plan (the 2002 Stock Option Plan), which provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock.  Generally, stock-based compensation awards, excluding RSUs, are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant.  At December 31, 2003, 238,173 options were available for new grants under the Plans.  A summary of stock options outstanding follows:

	2003		2002		2001
	Number of	Average	Number of	Average	Number of	Average
	Options	Option Price	Options	Option Price	Options	Option Price
Beginning of year	935,962	$ 8.14	787,550	$8.01	836,625	$ 7.70
Granted	77,500	10.54	159,399	8.81	7,500	9.87
Exercised	(8,688)	7.30	(4,125)	6.35	(56,250)	10.12
Expired/forfeited	-	-	(6,862)	9.10	(325)	12.38
End of year	1,004,774	8.34	935,962	8.14	787,550	8.01

Summary information of stock options outstanding at December 31, 2003 follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Option	Number	Option
Prices	of Options	Life	Price	Of Options	Price
$3.00 to $3.63	132,500	1.9 years	$ 3.12	132,500	$ 3.12
$5.25 to $7.81	247,875	4.3 years	7.08	247,875	7.08
$8.06 to $10.56	482,774	8.0 years	9.23	225,508	9.03
$12.38	141,625	4.4 years	12.38	141,625	12.38
	1,004,774			747,508

Restricted Stock Units  On January 17, 2002, the Board of Directors authorized the issuance of 22,726 restricted stock units (RSUs) that will be converted into 22,726 shares of Stratus common stock ratably on the anniversary date of the award over the following four years.  On both December 17, 2003 and 2002, the Board of Directors authorized the issuance of 20,000 additional RSUs that will be converted into 20,000 shares of Stratus common stock ratably on the anniversary date of the award over the following four years.  Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost.  Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant of approximately $0.2 million in 2003 and $0.4 million ($0.2 million for each grant) in 2002 was recorded as deferred compensation in stockholders’ equity and will be amortized to expense over the four-year vesting periods.  Stratus amortized approximately $96,000 and $44,000 of this deferred compensation to expense during 2003 and 2002, respectively.

Share Purchase Program.  In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below).  The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions.  No purchases have been made under this program.

Stock Split Transactions.  On May 10, 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split.  This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests.  Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction.  Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share.  Stratus funded $0.5 million into a restricted cash account to purchase approximately 42,000 post-stock split shares of its common stock.  At December 31, 2003, the funding for the remaining 19,000 purchased shares is shown as $0.2 million of restricted cash on the accompanying consolidated balance sheet.

Employee Benefits.  Stratus maintains a 401(k) defined contribution plan and a money purchase plan that are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan was amended, effective January 1, 2003, to merge the money purchase plan into the 401(k) plan.  The amended plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary.  The Plan also provides for the money purchase contribution to be discretionary.  Matching and money purchase contributions were $0.2 million in 2003 and 2002 and $0.3 million in 2001.

8. Commitments and Contingencies.

Construction Contracts.  Stratus had commitments under non-cancelable open contracts totaling $1.5 million at December 31, 2003.

Operating Lease.  As of December 31, 2003, Stratus’ minimum annual contractual payments under its non-cancelable long-term operating lease for its office space which extends to 2008 totaled $77,000 in 2004, 2005, 2006 and 2007 and $7,000 in 2008.  Total rental expense under Stratus’ operating lease amounted to $77,100 in 2003, $71,200 in 2002 and $64,200 in 2001.

Circle C Settlement.  On August 1, 2002, the City granted final approval of a development agreement (the Circle C Settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C Settlement firmly establishes all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years.  These approvals permit development of one million square feet of commercial space and 1,730 residential units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs.  In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects.  As of December 31, 2003, Stratus has permanently used approximately $1.1 million of its City-based development fee credits, including amounts sold to third parties totaling $0.9 million during 2003 which are included in Real Estate Operations’ revenues.  Stratus also has $2.0 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2003.  Unencumbered Credit Bank capacity was $11.9 million at December 31, 2003.

Environment.  Stratus has made, and will continue to make, expenditures at its operations for protection of the environment.  Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against Stratus’ operations in future periods.  Present and future environmental laws and regulations applicable to Stratus’ operations may require substantial capital expenditures that could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

 Stratus sold its remaining oil and gas properties in 1993.  In connection with the sale of one oil and gas property, Stratus indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received.  Whether or not Stratus ultimately will incur any cost as a result of this indemnification is uncertain and will depend on a number of factors beyond its control, including actual oil and gas produced, oil and gas prices received and the level of operating and abandonment costs incurred by the third-party operator over the life of the property. Stratus periodically assesses the reasonableness of amounts recorded for this liability through the use of information obtained from the operator of the property; however, the availability of such information is limited, and there are numerous uncertainties involved in estimating the related future revenues, operating and abandonment costs.  Stratus has a liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, representing its best estimate of this potential liability.  The carrying value of this liability may be adjusted in future periods as additional information becomes available.

9. Business Segments

Following the completion of the transactions between Stratus and Olympus, Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.”  Stratus’ Commercial Leasing segment was established when Stratus acquired Olympus’ 50.1 percent interest in 7000 West in February 2002.  The Commercial Leasing segment currently includes the 140,000-square-foot Lantana Corporate Center office complex at 7000 West, which includes two fully-leased 70,000-square-foot office buildings, as well as Stratus’ 75,000-square-foot office building at 7500 Rialto Drive, where construction was substantially completed in the third quarter of 2002.  As of December 31, 2003, the Rialto Drive office building was approximately 40 percent leased.  The Real Estate Operations segment is comprised of all Stratus’ developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, including those acquired from the Barton Creek Joint Venture; its Circle C community properties; and the properties in Lantana, other than its office buildings, until their sale in August 2003.

The segment data presented below was prepared on the same basis as the consolidated financial statements.  Real Estate Operations was Stratus’ only operating segment until February 27, 2002, as discussed above.

	Real Estate Operations[a]	Commercial Leasing[b]	Other		Total

Year Ended December 31, 2003:
Revenues	$10,667	$3,755	$-		$14,422
Cost of sales, excluding depreciation	(6,414)	(2,502)	-		(8,916)
Depreciation	(98)	(1,215)	-		(1,313)
General and administrative expense	(3,555)	(458)	-		(4,013)
Operating income (loss)	$600	$(420)	$-		$180
Capital expenditures	$8,062	$933	$-		$8,995
Total assets	$113,732	$22,160	$6,538	[c]	$142,430

	Real Estate Operations[a]	Commercial Leasing[b]	Other		Total

Year Ended December 31, 2002:
Revenues	$9,082	$2,487	$-		$11,569
Cost of sales, excluding depreciation	(5,918)	(1,638)	-		(7,556)
Depreciation	(113)	(763)	-		(876)
General and administrative expense	(3,834)	(449)	-		(4,283)
Operating loss	$(783)	$(363)	$-		$(1,146)
Capital expenditures	$7,830	$2,075	$-		$9,905
Total assets	$110,761	$22,422	$6,257	[c]	$139,440

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

Stratus receives commercial leasing revenues from its three office buildings within the Lantana project.  Stratus has one tenant with over ten percent of total revenues in at least one of the past two years, 16 percent in 2003 and 13 percent in 2002.

10. Quarterly Financial Information (Unaudited)

		Operating	Net	Net Income
		Income	Income	(Loss) per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2003
1st Quarter	$2,696	$(151)	$(340)	$(0.05)	$(0.05)
2nd Quarter	1,499	(1,042)	(1,161)	(0.16)	(0.16)
3rd Quarter	7,622	1,855	2,220	0.31	0.30
4th Quarter	2,605	(482)	(699)	(0.10)	(0.10)
	$14,422	$180	$20	-	-

2002
1st Quarter	$1,744	$(540)	$366 [a]	$0.38	$0.35
2nd Quarter	3,577	452	376	0.05	0.05
3rd Quarter	4,579	(88)	(89)	(0.01)	0.01
4th Quarter	1,669	(970)	(1,174)	(0.16)	(0.16)
	$11,569	$(1,146)	$(521)	0.26	0.25

a.

Includes $0.3 million gain on the sale of Stratus’ 49.9 percent interest in the Walden Partnership

(see Note 4).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP audited our financial statements for 2001 and had served as our independent auditors since 1992.  On July 15, 2002, we dismissed Arthur Andersen as our independent accountants.  This action was taken with the approval of our board of directors, which approved the decision reached by its audit committee.  Arthur Andersen ceased to practice before the U.S. Securities and Exchange Commission (the Commission) effective August 31, 2002.

The audit report issued by Arthur Andersen on our consolidated financial statements as of and for the year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal year that ended December 31, 2001 and continuing through July 15, 2002, we had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the matter of disagreement in their report on the financial statements.  Arthur Andersen has communicated to us that they have informed the Commission that they are unable to provide letters that corroborate or invalidate the statements we have made in this disclosure, as required by the Commission.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the year ended December 31, 2001 and the subsequent interim period through July 15, 2002.

On August 8, 2002, we appointed PricewaterhouseCoopers LLP to replace Arthur Andersen as our independent accountants.  Our board approved the audit committee’s selection of PricewaterhouseCoopers LLP. During the fiscal year ended December 31, 2001 and the subsequent interim period through August 8, 2002, we did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report on Form 10-K.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic Commission filings.

(b)

Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the captions “Corporate Governance” and “Information About Nominees and Other Directors” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 13, 2004, is incorporated herein by reference.  The information required by Item 10 regarding our executive officers appears in a separately-captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 13, 2004, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions and “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 13, 2004, is incorporated herein by reference.

Equity Compensation Plan Information

The company has four equity compensation plans with currently outstanding awards.  These four plans, which have been previously approved by our stockholders, are:  the Stock Option Plan, the 1996 Stock Option Plan for Non-Employee Directors, the 1998 Stock Option Plan and the 2002 Stock Incentive Plan. The following table presents information as of December 31, 2003 regarding these four equity compensation plans under which common stock may be issued to employees and non-employees as compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,004,774 (1)	$8.34	238,173 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	1,004,774 (1)	$8.34	238,173 (2)

___________________

(1)

In addition, there were 52,043 nonvested restricted stock units as of December 31, 2003.

(2)

As of December 31, 2003, there were no shares remaining available for future issuance under the Stock Option Plan.  In addition, there were 175,000 shares remaining available for future issuance under the 2002 Stock Incentive Plan, 61,875 shares remaining available for future issuance under the 1996 Stock Option Plan for Non-Employee Directors and 1,298 shares remaining available for future issuance under the 1998 Stock Option Plan, all of which could be issued under the terms of the plans (a) upon the exercise of options, stock appreciation rights and limited rights, or (b) in the form of restricted stock or “other stock-based” awards.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 13, 2004, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)(1) Financial Statements.  Reference is made to Item 8 hereof.

(a)(2) Financial Statement Schedules.  Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3) Exhibits.  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)    Reports on Form 8-K.  During the last quarter of the period covered by this report and for the 2004 period through March 29, 2004, we filed one Current Report on Form 8-K furnishing information under Item 12 dated November 3, 2003 and one Current Report on Form 8-K reporting events under Item 5 dated November 7, 2003.

                                                                SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

STRATUS PROPERTIES INC.

By:

/s/ William H. Armstrong III

William H. Armstrong III

Chairman of the Board, President

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2004.

/s/ William H. Armstrong III William H. Armstrong III	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

* John E. Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

* C. Donald Whitmire, Jr.	Vice President and Controller (Principal Accounting Officer)

* James C. Leslie	Director

* Michael D. Madden	Director

* Bruce G. Garrison	Director

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

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To The Stockholders and Board of Directors of

  Stratus Properties Inc.

Our audit of the consolidated financial statements referred to in our report dated March 23, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Austin, Texas

March 23, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Stratus Properties Inc.’s filing on Form 10-K for the year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the year ended December 31, 2003.

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

February 22, 2002)

Stratus Properties Inc.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(In Thousands)

SCHEDULE III

			Cost		Gross Amounts At
	Initial Cost		Capitalized		December 31, 2003			Number of Lots and Acres
		Bldg. and	Subsequent to			Bldg. and				Accumulated	Year
	Land	Improvement	Acquisitions		Land	Improvement	Total	Lots	Acres	Depreciation	Acquired
Developed Lots[a]
Barton Creek, Austin, TX	$4,688	$-	$3,201		$7,889	$-	$7,889	43	-	$-	-
Undeveloped Acreage[b]
Camino Real, San Antonio, TX	23	-	11		34	-	34	-	2	-	1990
Copper Lakes, Houston, TX	25	-	26		51	-	51	-	2	-	1991
Barton Creek, Austin, TX	6,371	-	1,119		7,490	-	7,490	-	415	-	1988
Lantana, Austin, TX	1,157	-	1,565	[c]	2,722	-	2,722	-	148	-	1994
Longhorn Properties, Austin, TXe	9,112	-	6,304		15,416	-	15,416	-	463	-	1992
Developed Acreage[d]
Barton Creek, Austin, TX	18,047	-	46,334		64,381	-	64,381	-	1,619	-	1988
Longhorn Properties, Austin, TXd	5,299	-	4,274		9,573	-	9,573	-	537	-	1992
Lantana, Austin, TX	953	-	4,978		5,931	-	5,931	-	134	-	1994
Operating Properties
7000 West, Austin, TXe	1,164	13,950	476		1,164	14,426	15,590	-	-	2,971	2002
7500 Rialto Dr., Austin, TXe	104	9,824	-		104	9,824	9,928	-	-	387	2002
Corporate offices, Austin ,TX	-	590	-		-	590	590	-	-	345	-
	$46,943	$24,364	$68,288		$114,755	$24,840	$139,595	43	3,320	$3,703

a.

Includes 27 developed lots in the Mirador subdivision and 16 lots in the Escala subdivision.

b.

Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

c.

Includes the Circle C community real estate.

d.

Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.

e.

Includes land and construction costs of the office buildings comprising the commercial leasing business segment.

                                                                Stratus Properties Inc.

                                                                 Notes to Schedule III

(1)  Reconciliation of Real Estate and Commercial Leasing Properties:

The changes in real estate assets for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(In Thousands)
Balance, beginning of year	$135,739	$110,364	$93,194
Acquisitions	-	21,054	121
Improvements and other	8,829	7,536	22,977
Cost of real estate sold	(4,973)	(3,215)	(5,928)
Balance, end of year	$139,595	$135,739	$110,364

The aggregate net book value for federal income tax purposes as of December 31, 2003 was $156,042,164.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(In Thousands)
Balance, beginning of year	$2,556	$322	$189
Retirement of assets	(166)	(23)	-
Previously unconsolidated assets (Note 2)	-	1,381	-
Depreciation expense	1,313	876	133
Balance, end of year	$3,703	$2,556	$322

Depreciation of buildings and improvements reflected in the statements of income is calculated over estimated lives of 30 years.

                                              STRATUS PROPERTIES INC.

                                                        EXHIBIT INDEX

  Exhibit

 Number

3.1

Amended and Restated Certificate of Incorporation of Stratus.  Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 1998 (Stratus’ 1998 Form 10-K).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2001 (Stratus’ 2001 Form 10-K).

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

4.2

Amendment No. 1 to Rights Agreement between Stratus Properties Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of November 7, 2003.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Stratus dated November 7, 2003.

10.1

The loan agreement by and between Comerica Bank-Texas and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. dated December 21, 1999.  Incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 1999.

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

10.5	Construction Loan Agreement dated February 24, 2000, by and between Stratus 7000 West Joint Venture and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.15 to Stratus’ 2001 Form 10-K.

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

10.8

Fourth Modification Agreement dated January 31, 2003, by and between Comerica Bank-Texas, as lender, Stratus 7000 West Joint Venture, as borrower, and Stratus Properties Inc., as guarantor. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2003 (Stratus’ 2003 First Quarter Form 10-Q).

10.9

Fifth Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Stratus 7000 West Joint Venture, a Texas joint venture, as borrower, and Comerica Bank, as lender.

10.10

Guaranty Agreement dated December 31, 1999, by and between Stratus Properties Inc. and Comerica Bank-Texas.  Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2000 (Stratus’ 2000 First Quarter Form 10-Q).

10.11	Guaranty Agreement dated February 24, 2000, by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to Stratus’ 2000 First Quarter Form 10-Q.

10.12

Development Management Agreement by and between Commercial Lakeway Limited Partnership, as owner, and Stratus Properties Inc., as development manager, dated January 26, 2001.  Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2001.

10.13

Amended Loan Agreement dated December 27, 2000, by and between Stratus Properties Inc. and Comerica-Bank Texas.  Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2000 (Stratus’ 2000 Form 10-K).

10.14

Second Amendment to Loan Agreement dated December 18, 2001, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender.  Incorporated by Reference to Exhibit 10.23 to Stratus’ 2001 Form 10-K.

10.15

Third Modification and Extension Agreement dated June 30, 2003, by and between Comerica Bank, as lender, and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc., individually and collectively as borrower.  Incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2003 (Stratus’ 2003 Third Quarter Form 10-Q).

10.16

Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to Stratus’ 2000 Form 10-K.

10.17

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.18	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.19

Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.  Incorporated by reference to Exhibit 10.19 to Stratus’ 2003 First Quarter Form 10-Q.

10.20	Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.

10.21	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.22	Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Third Quarter Form 10-Q.

10.23

Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2002.

10.24	Stratus’ Performance Incentive Awards Program, as amended effective February 11, 1999. Incorporated by reference to Exhibit 10.18 to Stratus’ 1998 Form 10-K.

10.25	Stratus Stock Option Plan.

10.26	Stratus 1996 Stock Option Plan for Non-Employee Directors.

10.27	Stratus Properties Inc. 1998 Stock Option Plan.

10.28	Stratus Properties Inc. 2002 Stock Incentive Plan.

14.1	Ethics and Business Conduct Policy.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.