Form 10-Q
period 2004-03-31
STRATUS PROPERTIES INC
filed 2004-05-17
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

On March 31, 2004, there were issued and outstanding 7,152,140 shares of the registrant's Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
TABLE OF CONTENTS

Page

Part I. Financial Information

Financial Statements:

Condensed Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Consolidated Financial Statements	6

Report of Independent Accountants	9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Quantitative and Qualitative Disclosures about Market Risks	14

Controls and Procedures	14

Part II. Other Information	14

Signature	17

Exhibit Index	E-1

STRATUS PROPERTIES INC.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

STRATUS PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0.2 million	$1,500	$3,413
Accounts receivable	121	768
Prepaid expenses	111	194
Note receivable from property sales	60	60
Total current assets	1,792	4,435
Real estate and facilities, net	122,567	113,732
Commercial leasing assets, net	22,073	22,160
Other assets	2,048	1,929
Note receivable from property sales	174	174
Total assets	$148,654	$142,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,921	$1,773
Accrued interest, property taxes and other	1,009	3,015
Current portion of borrowings outstanding	434	434
Total current liabilities	3,364	5,222
Long-term debt	55,325	47,105
Other liabilities	4,771	3,282
Stockholders' equity	85,194	86,821
Total liabilities and stockholders' equity	$148,654	$142,430

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Real estate	$1,119	$1,788
Rental income	828	908
Total revenues	1,947	2,696
Cost of sales:
Real estate, net	1,113	897
Rental	689	571
Depreciation	345	317
Total cost of sales	2,147	1,785
General and administrative expenses	1,380	1,062
Total costs and expenses	3,527	2,847
Operating loss	(1,580)	(151)
Interest expense, net	(237)	(287)
Interest income	12	98
Net loss	$(1,805)	$(340)

Basic and diluted net loss per share of common stock	$(0.25)	$(0.05)

Basic and diluted average shares outstanding	7,147	7,122

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net loss	$(1,805)	$(340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	345	317
Cost of real estate sold	718	319
Stock-based compensation	42	30
Long-term notes receivable and other	(119)	190
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	730	330
Accounts payable, accrued liabilities and other	(369)	(1,776)
Net cash used in operating activities	(458)	(930)

Cash flow from investing activities:
Purchase of real estate and facilities, net of municipal utility district reimbursements	(9,811)	(3,106)
Net cash used in investing activities	(9,811)	(3,106)

Cash flow from financing activities:
Borrowings from revolving credit facility, net	2,412	6,123
Borrowings from Calera Court project loan	1,223	-
Borrowings from Deerfield loan	4,081	-
Borrowings from (repayments of) 7500 Rialto project loan	548	(1,389)
Payments on 7000 West project loan	(44)	(587)
Proceeds from exercise of stock options, net	136	4
Net cash provided by financing activities	8,356	4,151
Net increase (decrease) in cash and cash equivalents	(1,913)	115
Cash and cash equivalents at beginning of year	3,413	1,361
Cash and cash equivalents at end of period	1,500	1,476
Less cash restricted as to use	(204)	(760)
Unrestricted cash and cash equivalents at end of period	$1,296	$716

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2003 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include accounts of those subsidiaries where Stratus has more than 50 percent of the voting rights and for which the right to participate in significant management decisions is not shared with other shareholders.  Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land, L.P.; Stratus 7000 West, Ltd.; 7500 Rialto Boulevard, L.P.; Austin 290 Properties, Inc.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments L.L.C., STRS Plano, L.P., Southwest Property Services L.L.C. and STRS L.L.C.  All significant intercompany transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. EARNINGS PER SHARE

Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period.

Stock options representing 309,000 shares in the first quarter of 2004 and 162,000 shares in the first quarter of 2003 that otherwise would have been included in the first-quarter 2004 and 2003 earnings per share calculations were excluded because of the net losses reported for the periods.  Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows (in thousands, except exercise prices):

	First Quarter
	2004	2003
Weighted average outstanding options	141	345
Weighted average exercise price	$12.38	$10.62

Stock-Based Compensation Plans

As of March 31, 2004, Stratus had four stock-based employee and director compensation plans, which are described in Note 7 of the Stratus 2003 Form 10-K.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and earnings per share if Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(1,805)	$(340)
Add: Stock-based employee compensation expense included in reported net loss for restricted stock units	37	24
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(157)	(187)
Pro forma net loss	$(1,925)	$(503)

Earnings per share:
Basic and diluted – as reported	$(0.25)	$(0.05)
Basic and diluted – pro forma	$(0.27)	$(0.07)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  There were no stock option grants during the first quarters of 2004 and 2003.

3.  DEERFIELD PROJECT AND LOAN

In January 2004, Stratus, through its subsidiary, STRS Plano, L.P., acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property (Deerfield) is zoned and subject to a preliminary subdivision plan for 234 residential lots.  On February 27, 2004, Stratus executed an Option Agreement and a Construction Agreement with a national homebuilder.  Pursuant to the Option Agreement, Stratus received $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The $1.4 million is recorded in other liabilities in Stratus’ March 31, 2004 balance sheet.  The net purchase price for each of the 234 lots is $61,500.  The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007.  Stratus agreed to pay up to $5.2 million of the homebuilder’s development costs.  The homebuilder must pay all property taxes and maintenance costs.

On February 27, 2004, Stratus entered into a loan agreement (Deerfield loan) with Comerica Bank (Comerica) for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions.  The timing of advances from and payments on the loan coincides with the development and lot purchase schedules.  As of March 31, 2004, borrowings outstanding under the Deerfield loan totaled $4.1 million, which proceeds financed the acquisition of the Deerfield property.

4. DEBT OUTSTANDING

At March 31, 2004, Stratus had total debt of $55.8 million, including $0.4 million of current debt, compared to total debt of $47.5 million, including $0.4 million of current debt, at December 31, 2003.  On February 27, 2004, Stratus entered into a $9.8 million loan agreement with Comerica to finance the acquisition and future development of the 68-acre Deerfield property in Plano, Texas, which Stratus acquired in January 2004 (see Note 3).  Stratus’ debt outstanding at March 31, 2004 consisted of the following:

*

$10.0 million of borrowings outstanding under the two unsecured $5.0 million term loans, one of which will mature in January 2006 and the other in July 2006.

*

$20.9 million of net borrowings under the $25.0 million revolver component of the Comerica credit facility, which will mature in May 2005.

*

$2.4 million of net borrowings under the $5.0 million term loan component of the Comerica facility, for which certain of the Mirador subdivision lots and the Calera Court condominium units within the Barton Creek community are currently serving as collateral.  The term loan will mature in November 2005.

*

$1.2 million of net borrowings under the Calera Court project loan, for which certain of the condominium units at Calera Court are serving as collateral.  The project loan will mature in November 2005.

*

$5.3 million of net borrowings under the 7500 Rialto Drive project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, Stratus has an option to extend the maturity for one additional year under certain conditions.

*

$11.9 million of net borrowings under the 7000 West project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, Stratus has an option to extend the maturity for one additional year under certain conditions.

*

$4.1 million of net borrowings under the Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral.  The project loan will mature in February 2007.

For a discussion of Stratus’ bank credit facilities see Note 5 of the Stratus 2003 Form 10-K.

5. BUSINESS SEGMENTS

Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.”  The Real Estate Operations segment is comprised of all Stratus’ developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community; its Circle C community properties; and until their sale in August 2003, the properties in Lantana other than its office buildings.  In addition, the 68-acre Deerfield property in Plano, Texas, which Stratus acquired in January 2004, is included in the Real Estate Operations segment (see Note 3).

The Commercial Leasing segment currently includes the 140,000-square-foot Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ 75,000-square-foot office building at 7500 Rialto Drive.  In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings.  During the first quarter of 2003, Stratus outsourced its property management functions to a property management firm.  Effective June 1, 2004, Stratus will terminate its agreement with this firm and Southwest Property Services L.L.C. will perform all property management responsibilities.  During the first quarter of 2004, Stratus executed leases that will bring the occupancy rate at the 7500 Rialto Drive office building to 94 percent in July 2004 when tenant improvements are completed.  The occupancy rates at the 7500 Rialto Drive office building were approximately 50 percent at March 31, 2004, compared with approximately 37 percent at December 31, 2003 and approximately 33 percent at March 31, 2003.

The segment data presented below was prepared on the same basis as the consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
First Quarter 2004:
Revenues	$1,119	$828	$-		$1,947
Cost of sales, excluding depreciation	(1,113)	(689)	-		(1,802)
Depreciation	(25)	(320)	-		(345)
General and administrative expenses	(1,127)	(253)	-		(1,380)
Operating loss	$(1,146)	$(434)	$-		$(1,580)
Total assets at March 31	$122,567	$22,073	$4,014	[b]	$148,654

First Quarter 2003:
Revenues	$1,788	$908	$-		$2,696
Cost of sales, excluding depreciation	(897)	(571)	-		(1,468)
Depreciation	(26)	(291)	-		(317)
General and administrative expenses	(941)	(121)	-		(1,062)
Operating loss	$(76)	$(75)	$-		$(151)
Total assets at March 31	$112,907	$22,746	$5,843	[b]	$141,496

a.

Includes sales commissions, management fees and other revenues together with related expenses.

b.

Represents all Stratus’ assets except for the plant, property and equipment assets comprising the Real Estate Operations and Commercial Leasing segments.

6. RESTRICTED CASH AND INTEREST COST

Restricted Cash.  At March 31, 2004 and December 31, 2003, Stratus had restricted cash deposits totaling $0.2 million, which reflect funds held to purchase the fractional shares of Stratus’ common stock resulting from its stock split transactions (see Note 7 of the Stratus 2003 Form 10-K).

Interest Cost.  Interest expense excludes capitalized interest of $0.6 million in the first quarter of 2004 and $0.5 million in the first quarter of 2003.

REVIEW BY INDEPENDENT ACCOUNTANTS

The financial information as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

PricewaterhouseCoopers does not carry out significant or additional procedures beyond those that would have been necessary if its report had not been included in this quarterly report.  Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

   of Stratus Properties Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of March 31, 2004, and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2004 and 2003.  These interim financial statements are the responsibility of management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Stratus Properties Inc. as of December 31, 2003, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 23, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

May 14, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2003 Annual Report on Form 10-K.  The operating results summarized in this report are not necessarily indicative of our future operating results.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.  Our principal real estate holdings are in southwest Austin, Texas.  Our most significant holding is the 2,034 acres of undeveloped residential, multi-family and commercial property and 42 developed residential estate lots located within the Barton Creek community.  We own an additional 1,000 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community.  Our remaining Austin holdings consist of 282 acres of undeveloped commercial property located within the Lantana project, as well as three Lantana office buildings.  The office buildings include a 75,000-square-foot building at 7500 Rialto Drive, and two fully leased 70,000-square-foot buildings at 7000 West William Cannon Drive, known as the Lantana Corporate Center.  We also own approximately 68 acres of land in Plano, Texas, which we acquired in January 2004.

For a discussion of current real estate market conditions and our resultant business strategy to these conditions, see “Real Estate Market Conditions” and “Business Strategy” located in our 2003 Annual Report on Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property, which we refer to as Deerfield, is zoned and subject to a preliminary subdivision plan for 234 residential lots.  In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The net purchase price for each of the 234 lots is $61,500.  The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007.  We agreed to pay up to $5.2 million of the homebuilder’s development costs.  The homebuilder must pay all property taxes and maintenance costs.  In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield.

We have commenced development activities at Circle C based on the entitlements set forth in our Circle C Settlement with the City of Austin (the City).  The preliminary plan has been approved for Meridian, an 800-lot residential development at Circle C.  We are processing a final plat and construction permit approvals for the first phase of Meridian.  In addition, several retail sites at Circle C have received final City approvals and are being developed.  Other retail sites, including a proposed 160,000-square-foot project anchored by a grocery store, are currently proceeding through the City approval process.  The Circle C Settlement permits development of one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots.

Within the Barton Creek community during the first quarter of 2004, we commenced development of the 47-residential-lot Wimberly Lane II subdivision and completed construction of four condominium units at Calera Court, the initial phase of the “Calera Drive” subdivision.  Calera Court will include 17 courtyard homes on 19 acres.  The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which adjoin the Fazio Canyons Golf Course, is expected to begin construction after 2004.  Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005.  Funding for the construction of condominium units at Calera Court is provided by a $3.0 million project loan, which we established with Comerica in September 2003. During the first quarter of 2004, we borrowed $1.2 million under the project loan, which matures in November 2005 and is secured by the condominium units at Calera Court.

During the first quarter of 2004, we executed leases that will bring our 7500 Rialto Drive office building to 94 percent occupancy in July 2004 when tenant improvements are completed.  In March 2004, we brought our property management functions in-house and formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 1, 2004, we will terminate our agreement with the external property management firm.  We anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

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

Real Estate Operations

Summary real estate operating results follow:

	First Quarter
	2004	2003
	(In Thousands)
Revenues:
Developed property sales	$972	$630
Undeveloped property sales	-	650
Commissions, management fees and other	147	508
Total revenues	1,119	1,788

Cost of sales	(1,138)	(923)
General and administrative expenses	(1,127)	(941)

Operating loss	$(1,146)	$(76)

Developed Property Sales.  Developed property sales of $1.0 million for the first quarter of 2004 included sales of a residential estate lot at the Mirador subdivision for $0.4 million and the first courtyard home at Calera Court for $0.6 million.  Developed property sales of $0.6 million for the 2003 period included sales of two residential estate lots, one at the Mirador subdivision and one at the Escala Drive subdivision.

Undeveloped Property Sales.  During the first quarter of 2003, we sold six acres of property located in southwest Austin for $0.7 million.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $0.1 million during the first quarter of 2004, compared to $0.5 million for the 2003 period.  The 2004 amount included sales of our development fee credits to third parties totaling $0.1 million, compared to $0.4 million for the 2003 period.  We received these development fee credits as part of the Circle C Settlement.

Cost of Sales.  Cost of sales totaled $1.1 million during the first quarter of 2004 and $0.9 million for the first quarter of 2003.  The increase in the first quarter of 2004 primarily relates to costs associated with the sale of the first courtyard home at Calera Court.

Commercial Leasing Operations

Summary commercial leasing operating results follow:

	First Quarter
	2004	2003
	(In Thousands)
Rental income	$828	$908
Rental property costs	(689)	(571)
Depreciation	(320)	(291)
General and administrative expenses	(253)	(121)
Operating loss	$(434)	$(75)

Rental Income.  Commercial leasing rental income totaled $0.8 million for the first quarter of 2004, compared to $0.9 million for the 2003 period.  In the first quarter of 2004, rental income from the 7000 West office buildings totaled $0.7 million, compared to $0.9 million for the 2003 period.  The decrease in rental income at 7000 West primarily relates to adjustments for common area maintenance (CAM) revenues, which include the allocation of property taxes, utilities, insurance and general building maintenance costs to tenants based on estimates of these costs for the year.  In the first quarter, we reconcile the annual CAM revenues with the actual costs incurred for the prior year and either charge or credit the tenants for the difference.  In the first quarter of 2003, we charged our tenants an additional $25,000 due to the CAM-related costs being higher than estimated for the year ended December 31, 2002.  In the first quarter of 2004, we credited our tenants for $67,000 due to the actual CAM-related costs for the year ended December 31, 2003 being less than estimated.  In addition, CAM-related costs billed during the first quarter of 2004 were $48,000 less than the 2003 period primarily due to a decrease in property taxes.  In the first quarter of 2004, we earned $0.1 million in rental income from the 7500 Rialto Drive office building, as the occupancy rate increased from 33 percent in the first quarter of 2003 to 50 percent in the first quarter of 2004.

Non-Operating Results

Interest expense, net of capitalized interest, totaled $0.2 million in the first quarter of 2004, compared with $0.3 million in the first quarter of 2003.  Capitalized interest totaled $0.6 million in the first quarter of 2004 and $0.5 million in the first quarter of 2003.  The increase in capitalized interest primarily reflects the higher average balance of our borrowings outstanding during 2004 compared with 2003.

Interest income totaled $12,000 in the first quarter of 2004 and $98,000 in the first quarter of 2003.  Interest income included interest on municipal utility district (MUD) reimbursements totaling approximately $51,000 in the 2003 period.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of First Quarter 2004 and 2003 Cash Flows

Net cash used in operating activities totaled $0.5 million during the first quarter of 2004 and $0.9 million during the first quarter of 2003.  The $0.4 million improvement in operating cash flows primarily reflects working capital changes related to accounts receivable and payable.

Cash used in investing activities totaled $9.8 million during the first quarter of 2004, compared to $3.1 million during the first quarter of 2003, reflecting $7.0 million in the first quarter of 2004 for the acquisition of the Deerfield property.  In the 2004 quarter, expenditures also included improvements to certain properties in the Barton Creek and Circle C communities.  For the first quarter of both 2004 and 2003, other expenditures included the completion of certain tenant improvements to our 7500 Rialto Drive office building.  The expenditures for the first quarter of 2003 were partly offset by MUD reimbursements of $0.2 million.

Financing activities provided cash of $8.4 million during the first quarter of 2004 compared to $4.2 million during the first quarter of 2003.  During the first quarter of 2004, our financing activities included $2.4 million of net borrowings from our revolving line of credit and $5.9 million of borrowings from our project construction loans, including borrowings of $4.1 million from the Deerfield loan (see below and Note 3) and $1.2 million from the Calera Court project loan.  During the first quarter of 2003, our financing activities reflected $6.1 million of net borrowings under our revolving line of credit partially offset by payments totaling $2.0 million under our project construction loans.

Credit Facility and Other Financing Arrangements

At March 31, 2004, our total debt was $55.8 million, including $0.4 million of current debt, compared to total debt of $47.5 million, including $0.4 million of current debt, at December 31, 2003.  On February 27, 2004, we entered into a $9.8 million loan agreement with Comerica to finance the acquisition and future development of the 68-acre Deerfield property in Plano, Texas, which we acquired in January 2004 (see Note 3).  Our outstanding debt at March 31, 2004 consisted of the following:

*

$10.0 million of borrowings outstanding under the two unsecured $5.0 million term loans, one of which will mature in January 2006 and the other in July 2006.

*

$20.9 million of net borrowings under the $25.0 million revolver component of the Comerica credit facility, which will mature in May 2005.

*

$2.4 million of net borrowings under the $5.0 million term loan component of the Comerica facility, for which certain of the Mirador subdivision lots and the Calera Court condominium units within the Barton Creek community are currently serving as collateral.  The term loan will mature in November 2005.

*

$1.2 million of net borrowings under the Calera Court project loan, for which certain of the condominium units at Calera Court are serving as collateral.  The project loan will mature in November 2005.

*

$5.3 million of net borrowings under the 7500 Rialto Drive project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, we have an option to extend the maturity for one additional year under certain conditions.

*

$11.9 million of net borrowings under the 7000 West project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, we have an option to extend the maturity for one additional year under certain conditions.

*    $4.1 million of net borrowings under the Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral.  The project loan will mature in February 2007.

For a discussion of our bank credit facility and other borrowings, see Note 5 included in our 2003 Annual Report on Form 10-K.

Project Loan Amendments

In January 2004, we amended our project loans associated with the 75,000-square-foot office building at 7500 Rialto Drive and the 140,000-square-foot office complex at 7000 West William Cannon Drive.  Under the terms of the project loan amendments, each project loan’s maturity was extended from January 31, 2004 to January 31, 2005, with options to extend the maturities for additional one-year periods.  The amendment on the 7500 Rialto Drive project loan required us to repay $69,900 of borrowings and reduced the commitment under the facility by $0.2 million to $7.6 million.  We may make additional borrowings under this facility to fund certain tenant improvements upon leasing the remaining available office space.  During the first quarter of 2004, we executed leases that will bring our 7500 Rialto Drive building to 94 percent occupancy in July 2004 when tenant improvements are completed.  As of March 31, 2004, we had $1.7 million of remaining availability under the 7500 Rialto Drive project loan and had borrowed all amounts available under the 7000 West project loan.

Deerfield Loan

On February 27, 2004, we entered into a loan agreement (Deerfield loan) with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions.  The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules.  As of March 31, 2004, borrowings outstanding under the loan totaled $4.1 million, which proceeds financed the acquisition of the Deerfield property.

Outlook

As discussed in “Risk Factors” located in our 2003 Annual Report on Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin.  Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales.  In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements.  The Austin real estate market has experienced a slowdown during the past several years which has affected, and will likely in the near-term continue to affect, our operating results and liquidity.  We cannot at this time project how long or to what extent this current slowdown will persist.

We have made progress securing permitting for our Austin-area properties (see “Development and Other Activities” above).   Significant development expenditures must be incurred and additional permits secured prior to the sale of certain properties.  Certain of our properties benefit from grandfathered entitlements that are not subject to the development requirements currently in effect.  We continue to engage in positive and cooperative dialogue with the City concerning land use and development permit issues.

We are continuing to pursue additional development and management fee opportunities.  We also believe that we can obtain bank financing at a reasonable cost for developing our properties.  However, obtaining land acquisition financing is generally expensive and uncertain.

CAUTIONARY STATEMENT

Management’s discussion and analysis of financial condition and results of operations contains forward-looking statements regarding anticipated sales, debt repayments, future reimbursement for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy and other plans and objectives of management for future operations and activities.  Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, that are described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in our market risks since the year ended December 31, 2003.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II. – OTHER INFORMATION

Item 1.  Legal Proceedings.

Various regulatory matters and litigation involving the development of our Austin properties are summarized below.

SOS Lawsuit 1:  The Save Our Springs Alliance and Circle C Neighborhood Association v. The City of Austin, Circle C Land Corp., and Stratus Properties Inc. Cause No. GN-202018 (261st Judicial District Court of Travis County, Texas, filed June 24, 2002).  The Save Our Springs Alliance, a non-profit public-interest corporation (SOSA), and the Circle C Neighborhood Association, an unincorporated association with a single member (CCNA) opposed any settlement between the City of Austin (the City) and Stratus concerning the development of Circle C.  SOSA and CCNA worked diligently to oppose the proposed settlement in myriad ways, including public protests, mail and other media campaigns, lobbying efforts, and litigation.  On June 24, 2002, in advance of the City Council’s consideration of the settlement proposal, SOSA and CCNA filed a lawsuit against the City, Circle C Land Corp., and Stratus Properties Inc. in the 261st Judicial District Court of Travis County.  In their petition, plaintiffs request the following judicial declarations:

1.

The City’s Save Our Springs (SOS) Ordinance (SOS Ordinance) is exempt from Chapter 245 of the Texas Local Government Code (the Grandfathering Statute).

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

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003, at which the court agreed with the City’s and Stratus’ position and dismissed the suit.  On May 27, 2003, SOSA filed a Notice of Appeal with the Texas Third Court of Appeals.  All parties submitted briefs and oral argument occurred on December 3, 2003.  On May 6, 2004, the Texas Third Court of Appeals issued a ruling in favor of Stratus and the City, denying SOSA’s appeal and affirming the District Court’s ruling dismissing the lawsuit.

S.R. Ridge / Wal-Mart Litigation:  S.R. Ridge Limited Partnership vs. The City of Austin and Stratus Properties Inc. (Cause No. A03CA832 SS).  S.R. Ridge Limited Partnership, an Arizona partnership (S.R. Ridge), owns a 53 acre commercial tract close to Stratus’ Circle C property.  S.R. Ridge contracted to sell its 53 acre tract to Endeavor Real Estate Group, L.L.C., an Austin developer (Endeavor).  Endeavor, in turn, contracted to sell a substantial portion of that property to Wal-Mart for a “Supercenter.”  S.R. Ridge’s property is subject to a 1996 settlement agreement with the City permitting development under grandfathered watershed ordinances.  Numerous neighborhood groups and environmental groups, including those who had supported Stratus’ Circle C 2002 settlement with the City, opposed Wal-Mart’s plans.  Those groups requested Stratus’ support, including financial support, in organizing the opposition to the proposed Wal-Mart Supercenter.  Ultimately, Wal-Mart elected not to proceed with its project.  In turn, Endeavor elected to terminate its contract with S.R. Ridge.

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

Stratus’ Position.  Both the City and Stratus filed motions to dismiss the lawsuit on the basis that there has been no breach of the City’s 1996 settlement agreement with S.R. Ridge.  Stratus believes that since there is no breach, the plaintiff’s claim that Stratus conspired with the City to cause a breach is unfounded.  In addition, Stratus asserts that it has a constitutionally protected right to express its opinion as to proposed developments, including expressing those opinions to City Council members.  S.R. Ridge filed answers to the City’s and Stratus’ separate motions to dismiss the lawsuit and, in turn, Stratus and the City filed reply briefs.  The Court heard argument on the motions to dismiss on February 18, 2004 and (i) ordered plaintiff to replead its allegations on or before March 4, 2004 to cure legal deficiencies raised in both the City’s and Stratus’ motions to dismiss, and (ii) denied the City’s and Stratus’ motions to dismiss.  Plaintiff subsequently filed its amended pleading on March 4, 2004.  In response, the City and Stratus each filed second motions to dismiss, arguing that the legal deficiencies in plaintiff’s initial petition had still not been cured.  On April 8, 2004, the Court denied both the City’s and Stratus’ second motions to dismiss, expressly stating, however, that the denials were without prejudice to either Stratus or the City filing a motion for summary judgment after the plaintiff has had an opportunity to conduct discovery.  Stratus anticipates filing a motion for summary judgment after S.R. Ridge has had an opportunity to conduct limited discovery.

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

Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(a)

During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K furnishing information under Item 12 dated March 30, 2004.

Subsequent to the end of the quarter for which this report is filed and prior to the date of this filing, the registrant filed one Current Report on Form 8-K furnishing information under Item 12 dated May 13, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By:  /s/ John E. Baker

            John E. Baker

    Senior Vice President and

       Chief Financial Officer

       (authorized signatory and

        Principal Financial Officer)

Date:

May 17, 2004

STRATUS PROPERTIES INC.

EXHIBIT INDEX

  Exhibit

 Number

3.1	Amended and Restated Certificate of Incorporation of Stratus.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.  Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2001 (Stratus’ 2001 Form 10-K).

3.4	By-laws of Stratus, as amended as of February 11, 1999.

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

10.9

Fifth Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Stratus 7000 West Joint Venture, a Texas joint venture, as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2003 (Stratus’ 2003 Form 10-K).

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

10.20

Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.20 to Stratus’ 2003 Form 10-K.

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

10.24	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999.

10.25	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.26	Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Form 10-K.

10.27	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2003 Form 10-K.

10.28	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2003 Form 10-K.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.