Form 10-Q
period 2004-06-30
STRATUS PROPERTIES INC
filed 2004-08-13
CIK 885508

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

On June 30, 2004, there were issued and outstanding 7,225,216 shares of the registrant's Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
TABLE OF CONTENTS

Page

Part I. Financial Information

Financial Statements:

Condensed Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited)	5

Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	10

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Quantitative and Qualitative Disclosures about Market Risks	15

Controls and Procedures	15

Part II. Other Information	15

Signature	18

Exhibit Index	E-1

STRATUS PROPERTIES INC.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

STRATUS PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $0.8 million and $0.2 million, respectively	$1,346	$3,413
Accounts receivable	243	768
Prepaid expenses	90	194
Note receivable from property sales	60	60
Total current assets	1,739	4,435
Real estate and facilities, net	123,977	113,732
Commercial leasing assets, net	22,427	22,160
Other assets	1,964	1,929
Note receivable from property sales	174	174
Total assets	$150,281	$142,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,131	$1,773
Accrued interest, property taxes and other	1,626	3,015
Current portion of borrowings outstanding	434	434
Total current liabilities	4,191	5,222
Long-term debt	55,366	47,105
Other liabilities	5,388	3,282
Stockholders’ equity	85,336	86,821
Total liabilities and stockholders’ equity	$150,281	$142,430

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Real estate	$3,253	$559	$4,372	$2,347
Rental income	974	940	1,802	1,848
Total revenues	4,227	1,499	6,174	4,195
Cost of sales:
Real estate, net	2,103	578	3,216	1,475
Rental	811	578	1,500	1,149
Depreciation	362	332	707	649
Total cost of sales	3,276	1,488	5,423	3,273
General and administrative expenses	1,220	1,053	2,600	2,115
Total costs and expenses	4,496	2,541	8,023	5,388
Operating loss	(269)	(1,042)	(1,849)	(1,193)
Interest expense, net	(231)	(185)	(468)	(472)
Interest income	11	37	23	135
Equity in unconsolidated affiliates’ income	-	29	-	29
Net loss	$(489)	$(1,161)	$(2,294)	$(1,501)

Basic and diluted net loss per share of common stock	$(0.07)	$(0.16)	$(0.32)	$(0.21)

Basic and diluted average shares outstanding	7,212	7,123	7,180	7,123

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net loss	$(2,294)	$(1,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	707	649
Cost of real estate sold	2,231	339
Stock-based compensation	85	59
Long-term notes receivable and other	(35)	475
Equity in unconsolidated affiliates’ income	-	(29)
Distribution of unconsolidated affiliates’ income	-	29
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	629	165
Accounts payable, accrued liabilities and other	1,075	(966)
Net cash provided by (used in) operating activities	2,398	(780)

Cash flow from investing activities:
Purchase and development of Deerfield property	(7,703)	-
Development of real estate and facilities, net of municipal utility district reimbursements	(5,747)	(5,764)
Investment in Lakeway Project	-	191
Net cash used in investing activities	(13,450)	(5,573)

Cash flow from financing activities:
Borrowings from revolving credit facility, net	2,275	9,001
Borrowings from Calera Court project loan	1,157	-
Borrowings from Deerfield loan	4,434	-
Borrowings from (repayments of) 7500 Rialto project loan	506	(1,431)
Payments on 7000 West project loan	(111)	(653)
Proceeds from exercise of stock options, net	724	4
Net cash provided by financing activities	8,985	6,921
Net increase (decrease) in cash and cash equivalents	(2,067)	568
Cash and cash equivalents at beginning of year	3,413	1,361
Cash and cash equivalents at end of period	1,346	1,929
Less cash restricted as to use	(782)	(266)
Unrestricted cash and cash equivalents at end of period	$564	$1,663

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2003 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at June 30, 2004 and December 31, 2003, and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-months ended June 30, 2004 and 2003.  Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Stock options representing 320,000 shares in the second quarter of 2004, 128,000 shares in the second quarter of 2003, 297,000 shares for the six months ended June 30, 2004 and 151,000 shares for the six months ended June 30, 2003 that otherwise would have been included in the diluted earnings per share calculations were excluded because of the net losses reported for the periods.  Outstanding stock options excluded from the computation of diluted net loss per share of common stock because their exercise prices were greater than the average market price of the common stock during the periods presented are as follows (in thousands, except exercise prices):

	Second Quarter		Six Months
	2004	2003	2004	2003
Weighted average outstanding options	-	464	141	345
Weighted average exercise price	-	$10.12	$12.38	$10.62

Stock-Based Compensation Plans

As of June 30, 2004, Stratus had four stock-based employee and director compensation plans, which are described in Note 7 of the Stratus 2003 Form 10-K.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net loss and earnings per share if Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(489)	$(1,161)	$(2,294)	$(1,501)
Add: Stock-based employee compensation expense included in reported net loss for restricted stock units	37	24	74	47
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(184)	(187)	(384)	(374)
Pro forma net loss	$(636)	$(1,324)	$(2,604)	$(1,828)

Earnings per share:
Basic and diluted – as reported	$(0.07)	$(0.16)	$(0.32)	$(0.21)
Basic and diluted– pro forma	$(0.09)	$(0.19)	$(0.36)	$(0.26)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  There were no stock option grants during the six months ended June 30, 2004 and 2003.

3.

DEERFIELD PROJECT AND LOAN

In January 2004, Stratus, through its subsidiary, STRS Plano, L.P., acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property (Deerfield) is zoned and subject to a preliminary subdivision plan for 234 residential lots.  On February 27, 2004, Stratus executed an Option Agreement and a Construction Agreement with a national homebuilder.  Pursuant to the Option Agreement, Stratus received $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The $1.4 million is recorded in other liabilities in Stratus’ June 30, 2004 balance sheet.  The net purchase price for each of the 234 lots is $61,500.  The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007.  Stratus agreed to pay up to $5.2 million of the homebuilder’s development costs.  The homebuilder must pay all property taxes and maintenance costs.

On February 27, 2004, Stratus entered into a loan agreement (Deerfield loan) with Comerica Bank (Comerica) for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions.  The timing of advances from and payments on the loan coincides with the development and lot purchase schedules.  As of June 30, 2004, borrowings outstanding under the Deerfield loan totaled $4.4 million, which proceeds financed the acquisition and the initial development costs of the Deerfield property.  Stratus currently has $5.4 million in remaining availability under the loan.

4.

WIMBERLY LANE PHASE II

In May 2004, Stratus entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision.  Stratus is retaining and marketing the six estate lots in the subdivision.  In June 2004, the homebuilder paid Stratus a non-refundable $0.6 million deposit for the right to purchase the lots, which has been used to pay ongoing development costs of the lots.  The $0.6 million deposit is recorded in other liabilities in Stratus’ June 30, 2004 balance sheet and will be recognized as income as lots are sold.  The lots will be sold on an installment basis, with six lots to be sold upon substantial completion of subdivision utilities, and then three lots per quarter beginning 150 days after the sale of the initial lots.  The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing upon substantial completion of development.

5.

DEBT OUTSTANDING

At June 30, 2004, Stratus had total debt of $55.8 million, including $0.4 million of current debt, compared to total debt of $47.5 million, including $0.4 million of current debt, at December 31, 2003.  On June 23, 2004, Stratus modified its $30.0 million credit facility agreement with Comerica to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006.  The entire $30.0 million revolver facility is now available for corporate purposes. On February 27, 2004, Stratus entered into the $9.8 million Deerfield loan (see Note 3).  Stratus’ debt outstanding at June 30, 2004 consisted of the following:

*

$10.0 million of borrowings outstanding under the two unsecured $5.0 million term loans, one of which will mature in January 2006 and the other in July 2006.

*

$23.2 million of net borrowings under the $30.0 million Comerica credit facility, which was amended effective June 23, 2004 to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006, as discussed above.  The Mirador and Escala subdivision lots and the Calera Court condominium lots within the Barton Creek community are currently serving as collateral for this credit facility.

*

$1.2 million of net borrowings under the Calera Court project loan, for which certain of the condominium units at Calera Court are serving as collateral.  The project loan will mature in November 2005.

*

$5.2 million of net borrowings under the 7500 Rialto Drive project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, Stratus has an option to extend the maturity for one additional year under certain conditions.

*

$11.8 million of net borrowings under the 7000 West project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, Stratus has an option to extend the maturity for one additional year under certain conditions.

*

$4.4 million of net borrowings under the Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral.  The project loan will mature in February 2007.

For a discussion of Stratus’ bank credit facility and other borrowings, see Note 5 of the Stratus 2003 Form 10-K.

6.

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

The Commercial Leasing segment currently includes the 140,000-square-foot Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ 75,000-square-foot office building at 7500 Rialto Drive.  In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings.  Previously, Stratus had outsourced its property management functions to a property management firm.  Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest Property Services L.L.C. is performing all property management responsibilities.  During the first quarter of 2004, Stratus executed leases that brought the occupancy rate at the 7500 Rialto Drive office building to 90 percent in July 2004.  The occupancy rates at the 7500 Rialto Drive office building were approximately 57 percent at June 30, 2004, compared with approximately 37 percent at December 31, 2003 and 32 percent at June 30, 2003.

The segment data presented below (in thousands) was prepared on the same basis as the consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
Three Months Ended June 30, 2004:
Revenues	$3,253	$974	$-		$4,227
Cost of sales, excluding depreciation	(2,103)	(811)	-		(2,914)
Depreciation	(27)	(335)	-		(362)
General and administrative expenses	(997)	(223)	-		(1,220)
Operating income (loss)	$126	$(395)	$-		$(269)
Total assets at June 30	$123,977	$22,427	$3,877	[b]	$150,281

Three Months Ended June 30, 2003:
Revenues	$559	$940	$-		$1,499
Cost of sales, excluding depreciation	(578)	(578)	-		(1,156)
Depreciation	(25)	(307)	-		(332)
General and administrative expenses	(933)	(120)	-		(1,053)
Operating loss	$(977)	$(65)	$-		$(1,042)
Total assets at June 30	$115,454	$22,505	$5,985	[b]	$143,944

Six Months Ended June 30, 2004:
Revenues	$4,372	$1,802	$-		$6,174
Cost of sales, excluding depreciation	(3,216)	(1,500)	-		(4,716)
Depreciation	(52)	(655)	-		(707)
General and administrative expenses	(2,124)	(476)	-		(2,600)
Operating loss	$(1,020)	$(829)	$-		$(1,849)

Six Months Ended June 30, 2003:
Revenues	$2,347	$1,848	$-		$4,195
Cost of sales, excluding depreciation	(1,475)	(1,149)	-		(2,624)
Depreciation	(51)	(598)	-		(649)
General and administrative expenses	(1,874)	(241)	-		(2,115)
Operating loss	$(1,053)	$(140)	$-		$(1,193)

a. Includes sales commissions, management fees and other revenues together with related expenses.

b. Represents all Stratus’ assets except for the plant, property and equipment assets comprising the Real Estate

    Operations and Commercial Leasing segments.

7.

RESTRICTED CASH AND INTEREST COST

Restricted Cash.  Stratus had restricted cash deposits totaling $0.8 million at June 30, 2004 and $0.2 million at December 31, 2003, of which $0.2 million at both dates reflects funds held to purchase the fractional shares of Stratus’ common stock resulting from its stock split transactions (see Note 7 of the Stratus 2003 Form 10-K).  The remaining restricted cash of $0.6 million at June 30, 2004 represents funds held for payment on the Comerica credit facility that were applied in July 2004.

Interest Cost.  Interest expense excludes capitalized interest of $0.8 million in the second quarter of 2004, $0.6 million in the second quarter of 2003, $1.4 million in the first six months of 2004 and $1.1 million in the first six months of 2003.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

   of Stratus Properties Inc.:

We have reviewed the condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of June 30, 2004, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six-months ended June 30, 2004 and 2003.  These interim financial statements are the responsibility of management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stratus Properties Inc. as of December 31, 2003, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 23, 2004 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

August 12, 2004

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

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.  Our principal real estate holdings are in southwest Austin, Texas.  Our most significant holding is the 2,030 acres of undeveloped residential, multi-family and commercial property and 53 developed residential estate lots located within the Barton Creek community.  We also own approximately 1,000 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community.  Our remaining Austin holdings consist of 282 acres of undeveloped commercial property located within the Lantana project, as well as three Lantana office buildings.  The office buildings include a 75,000-square-foot building at 7500 Rialto Drive, and two fully leased 70,000-square-foot buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center.  We also own approximately 68 acres of land in Plano, Texas, which we acquired in January 2004.

For a discussion of current real estate market conditions and our resultant business strategy to these conditions, see “Real Estate Market Conditions” and “Business Strategy” located in our 2003 Annual Report on Form 10-K.

DEVELOPMENT ACTIVITIES

In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision.  We are retaining and marketing the six estate lots in the subdivision. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the lots, which has been used to pay ongoing development costs of the lots.  The deposit will be recognized as income as lots are sold.  The lots will be sold on an installment basis, with six lots to be sold upon substantial completion of subdivision utilities, and then three lots per quarter beginning 150 days after the sale of the initial lots.  The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing upon substantial completion of development.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property, which we refer to as Deerfield, is zoned and subject to a preliminary subdivision plan for 234 residential lots.  In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The net purchase price for each of the 234 lots is $61,500.  The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007.  We agreed to pay up to $5.2 million of the homebuilder’s development costs.  The homebuilder must pay all property taxes and maintenance costs.  In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield.  Development is proceeding on schedule and we currently have $5.4 million in remaining availability under the loan.

We have commenced development activities at Circle C based on the entitlements set forth in our Circle C Settlement with the City of Austin (the City).  The preliminary plan has been approved for Meridian, an 800-lot residential development at Circle C.  We are processing final plat and construction permit approvals for the first phase of Meridian.  In addition, several retail sites at Circle C have received final City approvals and are being developed. Other retail sites, including a proposed 160,000-square-foot project anchored by a grocery store, are currently proceeding through the City approval process.  Zoning for the 160,000-square-foot project was approved during the second quarter of 2004.  The Circle C Settlement permits development of one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots.

Within the Barton Creek community during the first quarter of 2004, we completed construction of four condominium units at Calera Court, the initial phase of the “Calera Drive” subdivision.  Calera Court will include 17 courtyard homes on 19 acres.  The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which adjoin the Fazio Canyons Golf Course, is expected to begin after 2004.  Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005.  Funding for the construction of condominium units at Calera Court is provided by a $3.0 million project loan, which we established with Comerica in September 2003.  During the first quarter of 2004, we borrowed $1.2 million under the project loan, which matures in November 2005 and is secured by the condominium units at Calera Court.

During the first quarter of 2004, we executed leases that brought our 7500 Rialto Drive office building to 90 percent occupancy in July 2004.  In March 2004, we brought our property management functions in-house and formed Southwest Property Services L.L.C. to manage our office buildings.  Effective June 30, 2004, we terminated our agreement with the external property management firm.  We anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

RESULTS OF OPERATIONS

Real Estate Operations

Summary real estate operating results follow:

	Second Quarter		Six Months
	2004	2003	2004	2003
Revenues:	(In Thousands)
Developed property sales	$1,812	$55	$2,784	$685
Undeveloped property sales	1,390	-	1,390	650
Commissions, management fees and other	51	504	198	1,012
Total revenues	3,253	559	4,372	2,347

Cost of sales	(2,130)	(603)	(3,268)	(1,526)
General and administrative expenses	(997)	(933)	(2,124)	(1,874)

Operating income (loss)	$126	$(977)	$(1,020)	$(1,053)

Developed Property Sales.  Developed property sales of $1.8 million for the second quarter of 2004 included sales of three residential estate lots at the Escala Drive subdivision for $1.0 million and two residential estate lots at the Mirador subdivision for $0.8 million.  Second-quarter 2003 developed property sales included the sale of a Wimberly Lane subdivision residential lot.  The first six months of 2004 also included the first-quarter sales of a residential estate lot at the Mirador subdivision for $0.4 million and the first courtyard home at Calera Court for $0.6 million. Developed property sales of $0.7 million for the first six months of 2003 included sales of two residential estate lots, one at the Mirador subdivision and one at the Escala Drive subdivision, during the first quarter.

Undeveloped Property Sales.  During the second quarter of 2004, we sold two tracts totaling three acres within the Circle C community for $1.4 million.  We sold six acres of undeveloped property located in southwest Austin during the first quarter of 2003.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $0.2 million during the first six months of 2004, compared to $1.0 million for the 2003 period.  The 2004 amount included sales of our development fee credits to third parties totaling $0.1 million, compared to $0.6 million for the 2003 period. We received these development fee credits as part of the Circle C Settlement.  During 2003, commissions and management fees also included fees paid to us associated with our involvement in the Lakeway Project, near Austin, Texas, totaling $0.1 million for the second quarter and $0.2 million for the six months ended June 30, 2003.  During the second quarter of 2003, we sold the last remaining 5-acre commercial tract at the Lakeway Project for $0.7 million and received $0.3 million representing our 40 percent share of the related net sales proceeds.  For more information regarding our involvement in the Lakeway Project, see Note 4 of our 2003 Annual Report on Form 10-K.

Cost of Sales.  Cost of sales totaled $2.1 million during the second quarter of 2004 and $0.6 million for the second quarter of 2003.  Cost of sales totaled $3.3 million during the first six months of 2004 and $1.5 million for the 2003 period.  The increases reflect the larger number of lot and home sales during the 2004 periods compared to the 2003 periods.

Commercial Leasing Operations

Summary commercial leasing operating results follow:

	Second Quarter		Six Months
	2004	2003	2004	2003
	(In Thousands)
Rental income	$974	$940	$1,802	$1,848
Rental property costs	(811)	(578)	(1,500)	(1,149)
Depreciation	(335)	(307)	(655)	(598)
General and administrative expenses	(223)	(120)	(476)	(241)
Operating loss	$(395)	$(65)	$(829)	$(140)

Rental Income.   For the second quarters of both 2004 and 2003, we received rental income of $0.8 million from our two fully leased 7000 West office buildings in the Lantana project in southwest Austin.  In addition, we earned $0.2 million in rental income from our 75,000-square-foot office building at 7500 Rialto Drive for the second quarter of 2004, compared to $0.1 million for the second quarter of 2003, as the occupancy rate increased from 32 percent in the second quarter of 2003 to approximately 57 percent in the second quarter of 2004.  During the first quarter of 2004, we executed leases that brought our 7500 Rialto Drive office building to 90 percent occupancy in July 2004.

Rental Property Costs.  Rental property costs increased in the 2004 periods compared to the 2003 periods, reflecting the services provided by Southwest Property Services L.L.C., which we formed in March 2004 to manage these office buildings.  Previously, we had outsourced our property management functions to a property management firm.  Effective June 30, 2004, we terminated our agreement with this firm and Southwest Property Services L.L.C. now performs all property management responsibilities.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Six Months 2004 and 2003 Cash Flows

Operating activities provided cash of $2.4 million during the first six months of 2004 compared to a use of $0.8 million during the first six months of 2003.  Compared to the 2003 period, operating cash flows improved primarily due to the increase in sales activities and working capital changes.

Cash used in investing activities totaled $13.5 million during the first six months of 2004, compared to $5.6 million during the 2003 period, reflecting $7.0 million for the acquisition of the Deerfield property in the first quarter of 2004.  In the first half of 2004, expenditures also included improvements to certain properties in the Barton Creek and Circle C communities.  For the first six months of both 2004 and 2003, other expenditures included the completion of certain tenant improvements to our 7500 Rialto Drive office building.  The expenditures for both the 2004 and 2003 periods were partly offset by municipal utility district (MUD) reimbursements of $0.1 million and $0.5 million, respectively.  Our investing proceeds during the first half of 2003 reflect proceeds from our involvement in the Lakeway Project.  During 2003, we received $0.3 million of proceeds from the Lakeway Project, including $0.2 million representing the final return of our investment in the project.

Financing activities provided cash of $9.0 million during the first six months of 2004 compared to $6.9 million during the first six months of 2003.  During 2004, our financing activities included $2.3 million of net borrowings from our revolving line of credit and $6.0 million of net borrowings from our project construction loans, including borrowings of $4.4 million from the Deerfield loan and $1.2 million from the Calera Court project loan.  During 2003, our financing activities reflected $9.0 million of net borrowings under our revolving line of credit partially offset by payments of $2.1 million under our project construction loans.

Credit Facility and Other Financing Arrangements

At June 30, 2004, our total debt was $55.8 million, including $0.4 million of current debt, compared to total debt of $47.5 million, including $0.4 million of current debt, at December 31, 2003.  On February 27, 2004, we entered into the $9.8 million Deerfield loan (see below and Note 3).  Our outstanding debt at June 30, 2004 consisted of the following:

*

$10.0 million of borrowings outstanding under the two unsecured $5.0 million term loans, one of which will mature in January 2006 and the other in July 2006.

*

$23.2 million of net borrowings under the $30.0 million Comerica credit facility, which was amended effective June 23, 2004 to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006.  The Mirador and Escala subdivision lots and the Calera Court condominium lots within the Barton Creek community are currently serving as collateral for this credit facility.

*

$1.2 million of net borrowings under the Calera Court project loan, for which certain of the condominium units at Calera Court are serving as collateral.  The project loan will mature in November 2005.

*

$5.2 million of net borrowings under the 7500 Rialto Drive project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, we have an option to extend the maturity for one additional year under certain conditions.

*

$11.8 million of net borrowings under the 7000 West project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, we have an option to extend the maturity for one additional year under certain conditions.

*

$4.4 million of net borrowings under the Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral.  The project loan will mature in February 2007.

For a discussion of our bank credit facility and other borrowings, see Note 5 included in our 2003 Annual Report on Form 10-K.

Credit Facility Amendment

On June 23, 2004, we modified our $30.0 million credit facility agreement with Comerica to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006.  The entire $30.0 million revolver facility is now available for corporate purposes.

Project Loan Amendments

In January 2004, we amended our project loans associated with the 75,000-square-foot office building at 7500 Rialto Drive and the 140,000-square-foot office complex at 7000 West.  Under the terms of the project loan amendments, each project loan’s maturity was extended from January 31, 2004 to January 31, 2005, with options to extend the maturities for additional one-year periods.  The amendment on the 7500 Rialto Drive project loan required us to repay $69,900 of borrowings and reduced the commitment under the facility by $0.2 million to $7.6 million.  We may make additional borrowings under this facility to fund certain tenant improvements upon leasing the remaining available office space.  During the first quarter of 2004, we executed leases that brought our 7500 Rialto Drive building to 90 percent occupancy in July 2004.  As of June 30, 2004, we had $2.0 million of remaining availability under the 7500 Rialto Drive project loan and had borrowed all amounts available under the 7000 West project loan.

Deerfield Loan

On February 27, 2004, we entered into a loan agreement (Deerfield loan) with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions.  The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules.  As of June 30, 2004, borrowings outstanding under the loan totaled $4.4 million, which proceeds financed the acquisition and the initial development costs of the Deerfield property.  Currently, we have $5.4 million in remaining availability under the loan.

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

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003, at which the court agreed with the City’s and Stratus’ position and dismissed the suit.  On May 27, 2003, SOSA filed a Notice of Appeal with the Texas Third Court of Appeals.  All parties submitted briefs and oral argument occurred on December 3, 2003.  On May 6, 2004, the Texas Third Court of Appeals issued a ruling in favor of Stratus and the City, denying SOSA’s appeal and affirming the District Court’s ruling dismissing the lawsuit.  On June 7, 2004, SOSA filed a motion requesting that the Texas Third Court of Appeals reconsider its ruling.

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

Stratus’ Position.  Both the City and Stratus filed motions to dismiss the lawsuit on the basis that there has been no breach of the City’s 1996 settlement agreement with S.R. Ridge.  Stratus believes that since there is no breach, the plaintiff’s claim that Stratus conspired with the City to cause a breach is unfounded.  In addition, Stratus asserts that it has a constitutionally protected right to express its opinion as to proposed developments, including expressing those opinions to City Council members.  S.R. Ridge filed answers to the City’s and Stratus’ separate motions to dismiss the lawsuit and, in turn, Stratus and the City filed reply briefs.  The Court heard argument on the motions to dismiss on February 18, 2004 and (i) ordered plaintiff to replead its allegations on or before March 4, 2004 to cure legal deficiencies raised in both the City’s and Stratus’ motions to dismiss, and (ii) denied the City’s and Stratus’ motions to dismiss.  Plaintiff subsequently filed its amended pleading on March 4, 2004.  In response, the City and Stratus each filed second motions to dismiss, arguing that the legal deficiencies in plaintiff’s initial petition had still not been cured.  On April 8, 2004, the Court denied both the City’s and Stratus’ second motions to dismiss, expressly stating, however, that the denials were without prejudice to either Stratus or the City filing a motion for summary judgment after the plaintiff has had an opportunity to conduct discovery.  On July 16, 2004, S.R. Ridge filed an Agreed Motion to Abate.  On July 20, 2004, the court granted the motion, abating the case for one month to permit S.R. Ridge to evaluate the sale of its property to a third party, which would lead to a resolution of the case.  If resolution is not reached as a result of a sale to a third party,  Stratus anticipates filing a motion for summary judgment after S.R. Ridge has had an opportunity to conduct limited discovery.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 13, 2004 (the “Annual Meeting”).  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
William H. Armstrong III	6,520,643	190,130

There were no abstentions with respect to the election of directors.  In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Bruce G. Garrison, James C. Leslie and Michael D. Madden.

	For	Against	Abstentions	Broker Non-Votes
2. Ratification of PricewaterhouseCoopers LLP as independent accountants	6,660,698	46,602	3,473	-

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

Subsequent to the end of the quarter for which this report is filed and prior to this filing, the registrant filed one Current Report on Form 8-K furnishing information under Item 12 dated August 13, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By:  /s/ John E. Baker

            John E. Baker

    Senior Vice President and

       Chief Financial Officer

       (authorized signatory and

        Principal Financial Officer)

Date:

August 13, 2004

STRATUS PROPERTIES INC.

EXHIBIT INDEX

  Exhibit

 Number

3.1

Amended and Restated Certificate of Incorporation of Stratus.  Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2004 (Stratus’ 2004 First Quarter Form 10-Q).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998. Incorporated by reference to Exhibit 3.2 to Stratus’ 2004 First Quarter Form 10-Q.

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.  Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2001 (Stratus’ 2001 Form 10-K).

3.4	By-laws of Stratus, as amended as of February 11, 1999. Incorporated by reference to Exhibit 3.4 to Stratus’ 2004 First Quarter Form 10-Q.

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

10.16

Third Modification Agreement dated June 23, 2004, by and between Comerica Bank, as lender, and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower.

10.17

Third Amendment to Promissory Note dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as lender.

10.18

Third Amendment to Revolving Credit Note dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as lender.

10.19

Third Amendment to Loan Agreement dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as bank.

10.20

Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to Stratus’ 2000 Form 10-K.

10.21

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.22	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.23

Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.  Incorporated by reference to Exhibit 10.19 to Stratus’ 2003 First Quarter Form 10-Q.

10.24

Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.20 to Stratus’ 2003 Form 10-K.

10.25	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.26

Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Third Quarter Form 10-Q.

10.27

Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2002.

10.28	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.29	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.30	Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Form 10-K.

10.31	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2003 Form 10-K.

10.32	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan.

10.33	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.

10.34	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2003 Form 10-K.

10.35	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan.

10.36	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.