Form 10-Q
period 2004-09-30
STRATUS PROPERTIES INC
filed 2004-11-05
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

On September 30, 2004, there were issued and outstanding 7,210,673 shares of the registrant's Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

Part I.  FINANCIAL INFORMATION

Item 1.

Financial Statements.

STRATUS PROPERTIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1.8 million and $0.2 million, respectively	$4,130	$3,413
Accounts receivable	161	768
Prepaid expenses	79	194
Notes receivable from property sales	43	60
Total current assets	4,413	4,435
Real estate and facilities, net	125,732	113,732
Commercial leasing assets, net	22,398	22,160
Other assets	2,055	1,929
Notes receivable from property sales	793	174
Total assets	$155,391	$142,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,912	$1,773
Accrued interest, property taxes and other	2,774	3,015
Current portion of borrowings outstanding	434	434
Total current liabilities	5,120	5,222
Long-term debt	59,136	47,105
Other liabilities	5,388	3,282
Stockholders' equity	85,747	86,821
Total liabilities and stockholders' equity	$155,391	$142,430

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues:
Real estate	$3,756	$6,671	$8,128	$9,018
Rental income	1,103	951	2,905	2,799
Total revenues	4,859	7,622	11,033	11,817
Cost of sales:
Real estate, net	2,555	3,860	5,771	5,335
Rental	47	626	1,547	1,775
Depreciation	398	329	1,105	978
Total cost of sales	3,000	4,815	8,423	8,088
General and administrative expenses	1,081	952	3,681	3,067
Total costs and expenses	4,081	5,767	12,104	11,155
Operating income (loss)	778	1,855	(1,071)	662
Interest expense, net	(233)	(202)	(701)	(674)
Interest income	12	567	35	702
Equity in unconsolidated affiliates’ income	-	-	-	29
Net income (loss)	$557	$2,220	$(1,737)	$719

Net income (loss) per share of common stock:
Basic	$0.08	$0.31	$(0.24)	$0.10
Diluted	$0.07	$0.30	$(0.24)	$0.10

Average shares outstanding:
Basic	7,213	7,123	7,191	7,123
Diluted	7,571	7,346	7,191	7,297

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(1,737)	$719
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,105	978
Cost of real estate sold	4,192	4,494
Stock-based compensation	127	88
Long-term notes receivable and other	(745)	1,280
Equity in unconsolidated affiliates’ income	-	(29)
Distribution of unconsolidated affiliates’ income	-	29
Decrease in working capital:
Accounts receivable and prepaid expenses	739	383
Accounts payable, accrued liabilities and other	2,004	266
Net cash provided by operating activities	5,685	8,208

Cash flow from investing activities:
Purchase and development of Deerfield property	(8,908)	-
Development of other real estate and facilities, net of municipal utility district reimbursements	(8,626)	(6,680)
Distribution from Lakeway Project	-	191
Net cash used in investing activities	(17,534)	(6,489)

Cash flow from financing activities:
Borrowings from revolving credit facility, net	3,939	368
Borrowings from Calera Court project loan	1,157	-
Borrowings from Deerfield loan	5,167	-
Borrowings from (repayments of) 7500 Rialto project loan	1,946	(693)
Payments on 7000 West project loan	(178)	(719)
Proceeds from exercise of stock options, net	535	4
Net cash provided by (used in) financing activities	12,566	(1,040)
Net increase in cash and cash equivalents	717	679
Cash and cash equivalents at beginning of year	3,413	1,361
Cash and cash equivalents at end of period	4,130	2,040
Less cash restricted as to use	(1,775)	(224)
Unrestricted cash and cash equivalents at end of period	$2,355	$1,816

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2003 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at September 30, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-months ended September 30, 2004 and 2003.  Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.

EARNINGS PER SHARE

Stratus’ basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock	$557	$2,220	$(1,737)	$719

Weighted average common shares outstanding	7,213	7,123	7,191	7,123
Add: Dilutive stock options	339	213	-	169
Restricted stock	19	10	-	5
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	7,571	7,346	7,191	7,297

Diluted net income (loss) per share of common stock	$0.07	$0.30	$(0.24)	$0.10

Stock options representing 323,000 shares for the nine months ended September 30, 2004 that otherwise would have been included in the diluted earnings per share calculation were excluded because of the net loss reported for the period.

Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock.  A recap of the excluded amounts follows (in thousands, except exercise prices):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Weighted average outstanding options	-	149	47	283
Weighted average exercise price	-	$12.28	$12.38	$10.95

Stock-Based Compensation Plans.

As of September 30, 2004, Stratus had four stock-based employee and director compensation plans, which are described in Note 7 of the Stratus 2003 Form 10-K.  Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income (loss) and earnings per share if Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$557	$2,220	$(1,737)	$719
Add: Stock-based employee compensation expense included in reported net income (loss) for restricted stock units	37	24	111	71
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(182)	(177)	(569)	(561)
Pro forma net income (loss)	$412	$2,067	$(2,195)	$229

Earnings per share:
Basic – as reported	$0.08	$0.31	$(0.24)	$0.10
Basic – pro forma	$0.05	$0.28	$(0.31)	$0.03

Diluted – as reported	$0.07	$0.30	$(0.24)	$0.10
Diluted – pro forma	$0.05	$0.26	$(0.31)	$0.03

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The following table summarizes the options granted, calculated average fair values and weighted average assumptions used to determine the fair value of Stratus’ stock option grants under SFAS No. 123 during the periods presented:

	Third Quarter		Nine Months
	2004	2003	2004	2003
Options granted	7,500	7,500	7,500	7,500
Fair value per stock option	$8.54	$6.99	$8.54	$6.99
Weighted average risk-free interest rate	4.34%	4.57%	4.34%	4.57%
Weighted average expected volatility rate	49.4%	51.4%	49.4%	51.4%

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

3.

NOTES RECEIVABLE FROM PROPERTY SALES

In the third quarter of 2004, Stratus’ developed property sales included the sale of two residential estate lots at the Mirador subdivision in September 2004 for $0.7 million, for which Stratus received cash of $0.1 million and a promissory note of $0.6 million.  Stratus also received a promissory note of $0.2 million for the $0.3 million sale of one residential estate lot at Mirador in July 2004.  The $0.6 million note, which has an annual interest rate of eight percent, requires three annual principal and interest payments with the final payment due in September 2007.  The $0.2 million note, which has an annual interest rate of 10 percent, requires monthly principal and interest payments and matures in July 2007.

4.

DEERFIELD PROJECT AND LOAN

In January 2004, Stratus, through its subsidiary, STRS Plano, L.P., acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property (Deerfield) is zoned and subject to a preliminary subdivision plan for 234 residential lots.  On February 27, 2004, Stratus executed an Option Agreement and a Construction Agreement with a national homebuilder.  Pursuant to the Option Agreement, Stratus received $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The $1.4 million is recorded in Other liabilities in Stratus’ September 30, 2004 balance sheet.  The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. Stratus agreed to pay up to $5.2 million of the homebuilder’s development costs.  The homebuilder must pay all property taxes and maintenance costs.

On February 27, 2004, Stratus entered into a loan agreement (Deerfield loan) with Comerica Bank (Comerica) for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions.  The timing of advances from and payments on the loan coincides with the development and lot purchase schedules.  As of September 30, 2004, borrowings outstanding under the Deerfield loan totaled $5.2 million, which proceeds financed the acquisition and the initial development costs of the Deerfield property.

5.

WIMBERLY LANE PHASE II

In May 2004, Stratus entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision.  Stratus is retaining and marketing the remaining six estate lots in the subdivision, each averaging approximately five acres.  In June 2004, the homebuilder paid Stratus a non-refundable $0.6 million deposit for the right to purchase the 41 lots, which has been used to pay ongoing development costs of the lots. The $0.6 million deposit is recorded in Other liabilities in Stratus’ September 30, 2004 balance sheet and will be recognized as income as lots are sold.  The lots will be sold on an installment basis, with six lots to be sold upon substantial completion of subdivision utilities, and then three lots per quarter beginning 150 days after the sale of the initial lots. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing upon substantial completion of development.

6.

DEBT OUTSTANDING AND EQUITY TRANSACTIONS

At September 30, 2004, Stratus had total debt of $59.6 million, including $0.4 million of current debt, compared to total debt of $47.5 million, including $0.4 million of current debt, at December 31, 2003.  On June 23, 2004, Stratus modified its $30.0 million credit facility agreement with Comerica to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006.  The entire $30.0 million revolver facility is now available for corporate purposes.  On February 27, 2004, Stratus entered into the $9.8 million Deerfield loan (see Note 4).  Stratus’ debt outstanding at September 30, 2004 consisted of the following:

*

$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2006 and the other in July 2006.

*

$24.8 million of net borrowings under the $30.0 million Comerica credit facility, which was amended effective June 23, 2004 to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006, as discussed above.  The Mirador and Escala subdivision lots and the Calera Court courtyard homes within the Barton Creek community are currently serving as collateral for this credit facility.

*

$1.2 million of net borrowings under the Calera Court project loan, for which certain of the courtyard homes at Calera Court are serving as collateral.  The project loan will mature in November 2005.

*

$6.7 million of net borrowings under the 7500 Rialto Drive project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, Stratus has an option to extend the maturity for one additional year under certain conditions.

*

$11.7 million of net borrowings under the 7000 West project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, Stratus has an option to extend the maturity for one additional year under certain conditions.

*

$5.2 million of net borrowings under the Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral.  The project loan will mature in February 2007.

For a discussion of Stratus’ bank credit facility and other borrowings, see Note 5 of the Stratus 2003 Form 10-K.

In 2001, Stratus’ Board of Directors approved an open market share purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock.  During the third quarter of 2004, Stratus purchased 14,543 shares of its common stock for $0.2 million ($13.01 per share average) under its share purchase program.  During the fourth quarter of 2004 through November 4, 2004, Stratus purchased 1,456 shares of its common stock for an average of $14.59 per share and 684,001 shares remain available under its share purchase program.

7.    BUSINESS SEGMENTS

Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.”  The Real Estate Operations segment is comprised of all Stratus’ developed and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community; its Circle C community properties; and until their sale in August 2003, the properties in Lantana other than its office buildings.  In addition, the 68-acre Deerfield property in Plano, Texas, which Stratus acquired in January 2004, is included in the Real Estate Operations segment (see Note 4).

The Commercial Leasing segment currently includes the 140,000-square-foot Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ 75,000-square-foot office building at 7500 Rialto Drive.  In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings.  Previously, Stratus had outsourced its property management functions to a property management firm.  Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest Property Services L.L.C. is performing all property management responsibilities.  The occupancy rate at the 7500 Rialto Drive office building was 94 percent at September 30, 2004, compared with approximately 37 percent at September 30, 2003.  In the third quarter of 2004, Stratus executed additional leases that will increase the 7500 Rialto Drive occupancy rate to 97 percent at the end of 2004.

The segment data presented below (in thousands) was prepared on the same basis as the consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
Three Months Ended September 30, 2004:
Revenues	$3,756	$1,103	$-		$4,859
Cost of sales, excluding depreciation	(2,555)	(47)	-		(2,602)
Depreciation	(33)	(365)	-		(398)
General and administrative expenses	(883)	(198)	-		(1,081)
Operating income	$285	$493	$-		$778
Total assets at September 30	$125,732	$22,398	$7,261	[b]	$155,391

Three Months Ended September 30, 2003:
Revenues	$6,671	$951	$-		$7,622
Cost of sales, excluding depreciation	(3,860)	(626)	-		(4,486)
Depreciation	(23)	(306)	-		(329)
General and administrative expenses	(843)	(109)	-		(952)
Operating income (loss)	$1,945	$(90)	$-		$1,855
Total assets at September 30	$112,082	$22,308	$5,083	[b]	$139,473

Nine Months Ended September 30, 2004:
Revenues	$8,128	$2,905	$-		$11,033
Cost of sales, excluding depreciation	(5,771)	(1,547)	-		(7,318)
Depreciation	(85)	(1,020)	-		(1,105)
General and administrative expenses	(3,007)	(674)	-		(3,681)
Operating loss	$(735)	$(336)	$-		$(1,071)

	Real Estate Operations[a]	Commercial Leasing	Other	Total
Nine Months Ended September 30, 2003:
Revenues	$9,018	$2,799	$-	$11,817
Cost of sales, excluding depreciation	(5,335)	(1,775)	-	(7,110)
Depreciation	(74)	(904)	-	(978)
General and administrative expenses	(2,717)	(350)	-	(3,067)
Operating income (loss)	$892	$(230)	$-	$662

a.

Includes sales commissions, management fees and other revenues together with related expenses.

b.

Represents all Stratus’ assets except for the plant, property and equipment assets comprising the Real Estate Operations and Commercial Leasing segments.

8. RESTRICTED CASH AND INTEREST COST

Restricted Cash.  Stratus had restricted cash deposits totaling $1.8 million at September 30, 2004 and $0.2 million at December 31, 2003, of which $0.1 million at September 30, 2004 and $0.2 million at December 31, 2003 reflect funds held to purchase the fractional shares of Stratus’ common stock resulting from its stock split transactions (see Note 7 of the Stratus 2003 Form 10-K).  The remaining restricted cash of $1.7 million at September 30, 2004 represents funds held for payment on the Comerica credit facility that were applied in October 2004.

Interest Costs.  Interest expense excludes capitalized interest of $0.6 million in the third quarter of 2004, $0.5 million in the third quarter of 2003, $1.8 million in the first nine months of 2004 and $1.6 million in the first nine months of 2003.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-months ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2004

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

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.  Our principal real estate holdings are in southwest Austin, Texas.  Our most significant holding is the 1,947 acres of undeveloped residential, multi-family and commercial property and 48 developed residential estate lots located within the Barton Creek community.  We also own approximately 1,000 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community.  Our remaining Austin holdings consist of 282 acres of undeveloped commercial property located within the Lantana project, as well as three Lantana office buildings. The office buildings include a 75,000-square-foot building at 7500 Rialto Drive, and two fully leased 70,000-square-foot buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. We also own approximately 68 acres of land in Plano, Texas, which we acquired in January 2004.

DEVELOPMENT ACTIVITIES

In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision.  We are retaining and marketing the remaining six estate lots in the subdivision, each averaging approximately five acres.  In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots, which has been used to pay ongoing development costs of the lots.  The deposit will be recognized as income as lots are sold.  The lots will be sold on an installment basis, with six lots to be sold upon substantial completion of subdivision utilities, and then three lots per quarter beginning 150 days after the sale of the initial lots.  The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing upon substantial completion of development.  Subdivision streets and utilities were completed in October 2004 and the initial lot closings are now scheduled to occur in November 2004.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, for $7.0 million.  The property, which we refer to as Deerfield, is zoned and subject to a preliminary subdivision plan for 234 residential lots.  In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs.  The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions.  The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold.  The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs.  The homebuilder must pay all property taxes and maintenance costs.  In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield.  Development is proceeding on schedule and we had $4.6 million in remaining availability under the loan at September 30, 2004.  The initial lot closing is scheduled to occur in November 2004.

We have commenced development activities at Circle C based on the entitlements set forth in our Circle C Settlement with the City of Austin (the City).  The preliminary plan has been approved for Meridian, an 800-lot residential development at Circle C.  In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian.  In addition, several retail sites at Circle C have received final City approvals and are being developed.  Other retail sites, including a proposed 160,000-square-foot project anchored by a grocery store, are currently proceeding through the City approval process.  Zoning for the 160,000-square-foot project was approved during the second quarter of 2004, and construction is expected to commence prior to year end 2004.  The Circle C Settlement permits development of one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots.

During the first quarter of 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community, one of which has been sold.  Calera Court, the initial phase of the “Calera Drive” subdivision, will include 17 courtyard homes on 16 acres.  The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval.  The development of these lots, many of which adjoin the Fazio Canyons Golf Course, is expected to begin at the end of 2004.  Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005.  Funding for the construction of courtyard homes at Calera Court is provided by a $3.0 million project loan, which we established with Comerica in September 2003.  During the first quarter of 2004, we borrowed $1.2 million under the project loan, which matures in November 2005 and is secured by the courtyard homes at Calera Court.

During the first quarter of 2004, we executed leases that brought our 7500 Rialto Drive office building to 90 percent occupancy in July 2004, and at September 30, 2004, the occupancy rate was 94 percent.  In March 2004, we brought our property management functions in-house and formed Southwest Property Services L.L.C. to manage our office buildings.  Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function.  Although there may be some higher costs during the initial transition, we anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

RESULTS OF OPERATIONS

Real Estate Operations

Summary real estate operating results follow:

	Third Quarter		Nine Months
	2004	2003	2004	2003
Revenues:	(In Thousands)
Developed property sales	$1,978	$531	$4,762	$1,216
Undeveloped property sales	1,750	5,774	3,140	6,424
Commissions, management fees and other	28	366	226	1,378
Total revenues	3,756	6,671	8,128	9,018

Cost of sales	(2,588)	(3,883)	(5,856)	(5,409)
General and administrative expenses	(883)	(843)	(3,007)	(2,717)

Operating income (loss)	$285	$1,945	$(735)	$892

Developed Property Sales.  Developed property sales of $2.0 million for the third quarter of 2004 included sales of three residential estate lots at the Mirador subdivision for $1.0 million and two residential estate lots at the Escala Drive subdivision for $0.7 million.  In addition, we recognized $0.3 million of previously deferred revenues related to a 2003 lot sale at the Mirador subdivision.  Developed property sales of $0.5 million for the third quarter of 2003 included the sale of two residential estate lots at the Mirador subdivision.  The first nine months of 2004 also included the first-quarter sales of a residential estate lot at the Mirador subdivision for $0.4 million and the first courtyard home at Calera Court for $0.6 million, and the second-quarter sales of three residential estate lots at the Escala Drive subdivision for $1.0 million and two residential estate lots at the Mirador subdivision for $0.8 million.  Developed property sales of $1.2 million for the first nine months of 2003 included sales of two residential estate lots, one at the Mirador subdivision and one at the Escala Drive subdivision, during the first quarter, and the second-quarter sale of a Wimberly Lane subdivision residential lot.

Undeveloped Property Sales.  During the third quarter of 2004, we sold an 83-acre estate lot within the Barton Creek community for $1.8 million.  During the third quarter of 2003, we sold to a single purchaser our entire 142 acres of undeveloped residential real estate within the Lantana development in southwest Austin for $4.6 million and we also sold a 1.5-acre undeveloped retail tract in our Circle C development for $1.2 million.  In the second quarter of 2004, we also sold two tracts totaling three acres within the Circle C community for $1.4 million.  We sold six acres of undeveloped property located in southwest Austin during the first quarter of 2003 for $0.7 million.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $0.2 million during the first nine months of 2004, compared to $1.4 million for the 2003 period.  The 2004 amount included sales of our development fee credits to third parties totaling $0.1 million, compared to $0.8 million for the 2003 period. We received these development fee credits as part of the Circle C Settlement.  During 2003, commissions and management fees also included fees paid to us associated with our involvement in the Lakeway Project, near Austin, Texas, totaling $0.3 million for the nine months ended September 30, 2003.  During the first nine months of 2003, we sold the last remaining five-acre commercial tract at the Lakeway Project for $0.7 million and received $0.3 million representing our 40 percent share of the related net sales proceeds.  For more information regarding our involvement in the Lakeway Project, see Note 4 of our 2003 Annual Report on Form 10-K.

Cost of Sales.  Cost of sales totaled $2.6 million during the third quarter of 2004 and $3.9 million for the third quarter of 2003.  The decrease primarily reflects the lower costs associated with the third-quarter 2004 undeveloped property sale of 83 acres compared to the 2003 third-quarter undeveloped property sale of 142 acres.  Cost of sales totaled $5.9 million during the first nine months of 2004 and $5.4 million for the 2003 period.

Commercial Leasing Operations

Summary commercial leasing operating results follow:

	Third Quarter		Nine Months
	2004	2003	2004	2003
	(In Thousands)
Rental income	$1,103	$951	$2,905	$2,799
Rental property costs	(47)	(626)	(1,547)	(1,775)
Depreciation	(365)	(306)	(1,020)	(904)
General and administrative expenses	(198)	(109)	(674)	(350)
Operating income (loss)	$493	$(90)	$(336)	$(230)

Rental Income.   For the third quarter of 2004, we received rental income of $0.8 million from our two fully leased 7000 West office buildings in the Lantana project in southwest Austin, compared to $0.9 million for the third quarter of 2003.  In addition, we earned $0.3 million in rental income from our 75,000-square-foot office building at 7500 Rialto Drive for the third quarter of 2004, compared to $0.1 million for the third quarter of 2003, as the occupancy rate increased from approximately 37 percent in the third quarter of 2003 to 94 percent in the third quarter of 2004.  During the first quarter of 2004, we executed leases that brought our 7500 Rialto Drive office building to 90 percent occupancy in July 2004.  In the third quarter of 2004, we executed additional leases that will increase the 7500 Rialto Drive occupancy rate to 97 percent at the end of 2004.

Rental Property Costs.  Rental property costs in the third quarter of 2004 and the first nine months of 2004 were reduced by $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings. Excluding the $0.7 million settlement, rental property costs increased in the 2004 periods compared to the 2003 periods, reflecting the services provided by Southwest Property Services L.L.C., which we formed in March 2004 to manage our office buildings. Previously, we had outsourced our property management functions to a property management firm.  Effective June 30, 2004, we terminated our agreement with this firm and Southwest Property Services L.L.C. now performs all property management responsibilities.

Other Financial Results

General and administrative expenses totaled $1.1 million in the third quarter of 2004 and $1.0 million in the third quarter of 2003.  For the first nine months of 2004, general and administrative expenses were $3.7 million, compared with $3.1 million in the first nine months of 2003.  The increase for the first nine months of 2004 reflects higher legal fees related to the S.R. Ridge/Wal-Mart litigation (see “Legal Proceedings”) and charitable contributions. General and administrative expenses were also higher because of a reduction in the allocation of certain general and administrative expenses to capital projects.

Non-Operating Results

Interest income totaled $0.6 million in the third quarter of 2003 and $0.7 million during the first nine months of 2003.  Interest income included interest on Municipal Utility District (MUD) reimbursements totaling $0.5 million in the third quarter of 2003 and $0.6 million during the first nine months of 2003.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Nine Months 2004 and 2003 Cash Flows

Operating activities provided cash of $5.7 million during the first nine months of 2004 compared to $8.2 million during the first nine months of 2003.  Compared to the 2003 period, operating cash flows declined primarily because of the decrease in sales activities and the $1.2 million of MUD reimbursements received in the third quarter of 2003 for infrastructure costs previously expensed.  In July 2003, Barton Creek Municipal Utility District No. 4 issued $5.0 million in revenue bonds, of which Stratus received approximately $3.8 million in the third quarter of 2003 as reimbursement for a portion of Stratus’ previous infrastructure work within the Barton Creek community. Reimbursements totaling $1.7 million represented (1) a $1.2 million reimbursement of infrastructure costs charged to expense in prior years and were recorded as a reduction of cost of sales and (2) $0.5 million for interest on the reimbursements.  The remaining reimbursement of $2.1 million and a fiscal deposit refund of $0.6 million represented a reimbursement of our cost of real estate properties and were recorded as a reduction of capital expenditures.

Cash used in investing activities totaled $17.5 million during the first nine months of 2004, compared to $6.5 million during the 2003 period.  The first nine months of 2004 included $8.9 million for the acquisition and development of the Deerfield property.  In the first nine months of 2004, expenditures also included improvements to certain properties in the Barton Creek and Circle C communities.  For the first nine months of both 2004 and 2003, other expenditures included the completion of certain tenant improvements to our 7500 Rialto Drive office building.  The expenditures for the first nine months of 2004 were partly offset by MUD reimbursements of $0.7 million compared to MUD reimbursements of $2.6 million for the first nine months of 2003.  During 2003, we received $0.3 million of proceeds from the Lakeway Project, including $0.2 million representing the final return of our investment in the project.

Financing activities provided cash of $12.6 million during the first nine months of 2004 compared to uses of $1.0 million during the first nine months of 2003.  During 2004, our financing activities included $3.9 million of net borrowings from our revolving line of credit and $8.1 million of net borrowings from our project construction loans, including borrowings of $5.2 million from the Deerfield loan and $1.2 million from the Calera Court project loan.  During 2003, our financing activities reflected $0.4 million of net borrowings under our revolving line of credit and payments totaling $1.4 million under our project construction loans.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million stock-split adjusted shares of our common stock.  Under this program, we purchased 14,543 shares of our common stock during the third quarter of 2004 for $0.2 million, $13.01 per share average.  During the fourth quarter of 2004 through November 4, 2004, we purchased 1,456 shares of our common stock for an average of $14.59 per share and 684,001 shares remain available under this program.  The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements

At September 30, 2004, our total debt was $59.6 million, including $0.4 million of current debt, compared to total debt of $47.5 million, including $0.4 million of current debt, at December 31, 2003.  On February 27, 2004, we entered into the $9.8 million Deerfield loan (see below and Note 4).  Our outstanding debt at September 30, 2004 consisted of the following:

*

$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2006 and the other in July 2006.

*

$24.8 million of net borrowings under the $30.0 million Comerica credit facility, which was amended effective June 23, 2004 to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006.  The Mirador and Escala subdivision lots and the Calera Court courtyard homes within the Barton Creek community are currently serving as collateral for this credit facility.

*

$1.2 million of net borrowings under the Calera Court project loan, for which certain of the courtyard homes at Calera Court are serving as collateral.  The project loan will mature in November 2005.

*

$6.7 million of net borrowings under the 7500 Rialto Drive project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005. Based on the terms of a previous amendment, we have an option to extend the maturity for one additional year under certain conditions.

*

$11.7 million of net borrowings under the 7000 West project loan, which was amended effective January 31, 2004 to extend the maturity from January 31, 2004 to January 31, 2005.  Based on the terms of a previous amendment, we have an option to extend the maturity for one additional year under certain conditions.

*

$5.2 million of net borrowings under the Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral.  The project loan will mature in February 2007.

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

Project Loan Amendments

In January 2004, we amended our project loans associated with the 75,000-square-foot office building at 7500 Rialto Drive and the 140,000-square-foot office complex at 7000 West.  Under the terms of the project loan amendments, each project loan’s maturity was extended from January 31, 2004 to January 31, 2005, with options to extend the maturities for additional one-year periods.  The amendment on the 7500 Rialto Drive project loan required us to repay $69,900 of borrowings and reduced the commitment under the facility by $0.2 million to $7.6 million.  We may make additional borrowings under this facility to fund certain tenant improvements upon leasing the remaining available office space.  During the third quarter of 2004, we executed leases that will bring our 7500 Rialto Drive building to 97 percent occupancy by year end.  As of September 30, 2004, we had $0.5 million of remaining availability under the 7500 Rialto Drive project loan and had borrowed all amounts available under the 7000 West project loan.

Deerfield Loan

On February 27, 2004, we entered into a loan agreement (Deerfield loan) with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions.  The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules.  As of September 30, 2004, borrowings outstanding under the loan totaled $5.2 million, which proceeds financed the acquisition and the initial development costs of the Deerfield property.

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

Item 4.  Controls and Procedures.

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. – OTHER INFORMATION

Item 1.  Legal Proceedings.

Various regulatory matters and litigation involving the development of our Austin properties are summarized below.

SOS Lawsuit 1:  The Save Our Springs Alliance and Circle C Neighborhood Association v. The City of Austin, Circle C Land Corp., and Stratus Properties Inc. Cause No. GN-202018 (261st Judicial District Court of Travis County, Texas, filed June 24, 2002).  The Save Our Springs Alliance, a non-profit public-interest corporation, (SOSA) and the Circle C Neighborhood Association, an unincorporated association with a single member, (CCNA) opposed any settlement between the City of Austin (the City) and Stratus concerning the development of Circle C.  SOSA and CCNA worked diligently to oppose the proposed settlement in myriad ways, including public protests, mail and other media campaigns, lobbying efforts, and litigation.  On June 24, 2002, in advance of the City Council’s consideration of the settlement proposal, SOSA and CCNA filed a lawsuit against the City, Circle C Land Corp., and Stratus Properties Inc. in the 261st Judicial District Court of Travis County.  In their petition, plaintiffs request the following judicial declarations:

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

The lawsuit remained pending as to Stratus’ non-Circle C properties.  Stratus and the City asserted that there is no live controversy and, as a result, the court has no jurisdiction and must dismiss the suit.  A hearing was held on May 7, 2003, at which the court agreed with the City’s and Stratus’ position and dismissed the suit.  On May 27, 2003, SOSA filed a Notice of Appeal with the Texas Third Court of Appeals.  All parties submitted briefs and oral argument occurred on December 3, 2003.  On May 6, 2004, the Texas Third Court of Appeals issued a ruling in favor of Stratus and the City, denying SOSA’s appeal and affirming the District Court’s ruling dismissing the lawsuit.  On June 7, 2004, SOSA filed a motion requesting that the Texas Third Court of Appeals reconsider its ruling.  On August 12, 2004, the Appellate Court denied SOSA’s motion.  The District Court’s ruling dismissing SOSA’s suit is final and not subject to further appeal.

S.R. Ridge / Wal-Mart Litigation:  S.R. Ridge Limited Partnership vs. The City of Austin and Stratus Properties Inc. (Cause No. A03CA832 SS).  As previously reported, on November 20, 2003, S.R. Ridge Limited Partnership (S.R. Ridge) sued Stratus and the City in the United States District Court for the Western District of Texas alleging that Stratus had conspired with the City to breach its 1996 Settlement Agreement concerning the development of S.R. Ridge’s property.  On October 14, 2004, after conducting discovery and Stratus’ filing of its motion for summary judgment, S.R. Ridge agreed to dismiss its suit.  On October 19, 2004, the United States Federal Court issued an order dismissing the lawsuit in its entirety without prejudice.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table sets forth common shares we repurchased during the three month period ended September 30, 2004.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

July 1 to 31, 2004	13,478	$12.92	13,478	686,522

August 1 to 31, 2004	-	-	-	686,522

September 1 to 30, 2004	1,065	14.12	1,065	685,457

Total	14,543	13.01	14,543

a.

In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million stock-split adjusted shares of our common stock.  The program does not have an expiration date.

Item 6.  Exhibits.

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

November 5, 2004

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

10.15

Third Modification Agreement dated June 23, 2004, by and between Comerica Bank, as lender, and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower.  Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2004 (Stratus’ 2004 Second Quarter Form 10-Q).

10.16

Third Amendment to Promissory Note dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.17 to Stratus’ 2004 Second Quarter Form 10-Q.

10.17

Third Amendment to Revolving Credit Note dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.18 to Stratus’ 2004 Second Quarter Form 10-Q.

10.18

Third Amendment to Loan Agreement dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as bank.  Incorporated by reference to Exhibit 10.19 to Stratus’ 2004 Second Quarter Form 10-Q.

10.19

Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to Stratus’ 2000 Form 10-K.

10.20

Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.21	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.22

Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.  Incorporated by reference to Exhibit 10.19 to Stratus’ 2003 First Quarter Form 10-Q.

10.23

Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.20 to Stratus’ 2003 Form 10-K.

10.24	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.25

Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender.  Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Third Quarter Form 10-Q.

10.26

Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.  Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2002.

10.27	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.28	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.29	Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Form 10-K.

10.30	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2003 Form 10-K.

10.31	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to Stratus’ 2004 Second Quarter Form 10-Q.

10.32	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.33 to Stratus’ 2004 Second Quarter Form 10-Q.

10.33	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2003 Form 10-K.

10.34	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.35 to Stratus’ 2004 Second Quarter Form 10-Q.

10.35	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.36 to Stratus’ 2004 Second Quarter Form 10-Q.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a–14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a–14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.