Form 10-K
period 2004-12-31
STRATUS PROPERTIES INC
filed 2005-03-30
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From .......... to ..........
Commission file number 0-19989

Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

98 San Jacinto Blvd., Suite 220 Austin, Texas	78701

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 478-5788

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.01 per Share
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No X

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $70,362,105 on March 16, 2005 and was approximately $55,321,644 on June 30, 2004.

On March 16, 2005, 7,210,604 shares of Common Stock, par value $0.01 per share, of the registrant were outstanding, and on June 30, 2004, 7,225,216 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2005 Annual Meeting to be held on May 12, 2005, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

Our principal real estate holdings are currently in southwest Austin, Texas. Our most significant holding is the 1,914 acres of residential, multi-family and commercial property and 86 developed residential estate lots located within the Barton Creek community. We also hold approximately 463 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community in Austin. Our other properties in the Circle C community are currently being developed and include Meridian, which is a residential project consisting of approximately 398 acres, and Escarpment Village, which is a retail center consisting of approximately 62 acres. Our remaining Austin holdings include 282 acres of commercial property within the Lantana project area.

We also own three office buildings within the Lantana project area. In February 2002, we acquired the 140,000-square-foot Lantana Corporate Center office complex, which includes two fully leased 70,000-square-foot office buildings, at 7000 West William Cannon Drive (7000 West) in connection with the transactions that ended our business relationship with Olympus (see “Transactions with Olympus Real Estate Corporation” below). During the third quarter of 2002, we completed construction of a 75,000-square-foot office building at 7500 Rialto Drive and initiated certain tenant improvements that allowed the first tenants to occupy their lease space during the first quarter of 2003.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, subject to a preliminary subdivision plan for 234 residential lots, which we refer to as Deerfield. Currently, our Deerfield project is under development and consists of approximately 47 acres and 63 residential lots (see “Development and Other Activities” within Items 7. and 7A.). We also own two acres of undeveloped commercial property in San Antonio, Texas.

Company Strategies and Development Activities
From our formation in 1992 through 2000, our primary objectives were to reduce our indebtedness and increase our financial flexibility. In pursuing these objectives, we had reduced our debt to $8.4 million at December 31, 2000 from $493.3 million in March 1992. As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures during the last four years (see below), which has resulted in our debt increasing to $55.6 million at December 31, 2004. We have funded our development activities and our transactions with Olympus primarily through our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 5), which was established as a result of the positive financing relationship we have built with Comerica Bank (Comerica) over the past several years. In August 2002, the City granted final approval of a development agreement (Circle C Settlement) and permanent zoning for our real estate located within the Circle C community, thereby firmly establishing all essential municipal development regulations applicable to our Circle C properties for thirty years (see “Development and Other Activities” within Items 7. and 7A. and Note 8). The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C Settlement, have allowed us to focus our efforts on developing our properties and increasing shareholder value.

Our overall strategy is to enhance the value of our Austin properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment, thereby increasing the potential return from our core assets. We also continue to investigate and pursue opportunities for new projects that would require minimal capital investment by us yet offer the possibility of acceptable returns and limited risk. Our progress towards accomplishing these goals includes the following:

•	Over the past several years we have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek all of which were sold by the end of 2003. During 2004, we completed the development of the 47 lots in the second phase of Wimberly Lane, and we also placed 41 of the lots under contract to a national homebuilder. We are continuing to develop several new subdivisions around the new Tom Fazio designed “Fazio Canyons” golf course at Barton Creek. Through the end of 2004, we had sold 44 of the 54 lots at Escala Drive in the Barton Creek community.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots; Wimberly Lane II - 47 lots; and Calera Drive - 155 lots. We have commenced development of Calera Court, which is the initial phase of Calera Drive and will include 17 courtyard homes on 16 acres. During the first quarter of 2004, we completed construction of four courtyard homes at Calera Court, one of which has been sold. The second phase of Calera Drive, which will include 53 single-family lots, many of which adjoin the Fazio Canyons golf course, has received final plat and construction permit approval, and construction has commenced. Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005.

We completed construction of the 34 lots in the Mirador subdivision within the Barton Creek community during 2001 and marketing efforts are ongoing. Mirador adjoins the Escala Drive subdivision, which was previously owned by the Barton Creek Joint Venture (see “Transactions with Olympus Real Estate Corporation” below). We currently own 19 estate lots, each averaging approximately 3.5 acres in size, in the Mirador subdivision.

We completed and leased the two 70,000-square-foot office buildings at the 140,000-square-foot Lantana Corporate Center by the third quarter of 2000. During 2002, we completed the 75,000-square-foot office building at 7500 Rialto Drive, and we recently finalized the terms on a lease for all the remaining space.

During 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project area. This agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project area allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below) and approximately 330 residential lots to which we sold the development rights in 2003. As of December 31, 2004, the Lantana project inventory totaled approximately 2.7 million square feet of potential office and retail development.

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana project area. The required infrastructure development at the site, known as “Rialto Drive,” was completed during 2001. We completed construction of the first of two 75,000-square-foot office buildings at 7500 Rialto Drive in 2002 and initiated certain tenant improvements that allowed the first tenants to occupy their lease space during the first quarter of 2003. Currently, we are evaluating the timing for construction of the second office building in terms of the projected growth and needs of the current tenant in the first building as well as the generally improving demand in the Austin-area commercial market. Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which were constructed by an apartment developer that purchased our 36.4-acre multi-family tract in 2000.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area property.

In August 2002, the City granted final approval of the Circle C Settlement and permanent zoning for our real estate located within the Circle C community. These approvals permit development of approximately one million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single family residential lots. The Circle C Settlement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives, which are in the form of Credit Bank capacity, in connection with our future development of our Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2004, we have permanently used approximately $1.7 million of our City-based incentives including the sale of $1.0 million to other developers, and we also have $4.7 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2004, unencumbered Credit Bank capacity was $8.6 million.

We have commenced development activities at Circle C based on the entitlements set forth in our Circle C Settlement with the City. The preliminary plan has been approved for Meridian, an 800-lot residential development at Circle C. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction has commenced. In addition, several retail sites at Circle C have received final City approvals and are being developed. Zoning for Escarpment Village, a 160,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction has commenced.

•	We believe that we have the right to receive over $25 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2004, we had approximately $13.3 million of these expected future reimbursements of previously incurred costs recorded as a component of “Real estate, commercial leasing assets and facilities, net” on our balance sheet. The remaining future reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994. Additionally, substantial additional costs eligible for reimbursement will be incurred in the future as our development activities at Barton Creek continue. We received total infrastructure reimbursements of $0.9 million during 2004, $5.3 million during 2003 and $7.2 million during 2002, including Barton Creek Municipal Utility District (MUD) reimbursements of $0.9 million in 2004, $4.6 million in 2003 and $6.5 million in 2002. Our total infrastructure reimbursements during 2002 and 2003 also included fiscal deposit refunds. Our Barton Creek MUD reimbursements during 2002 included a $1.1 million payment that was previously associated with the unconsolidated Barton Creek Joint Venture, which we previously jointly owned with Olympus.

•	We are currently developing a project in Plano, Texas.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, for $7.0 million. The property, which we refer to as Deerfield, is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $4.3 million in remaining availability under the loan at December 31, 2004. The initial lot sale occurred in November 2004 and four lots were sold in December 2004.

•
In recent years we have expanded our real estate management activities and have been retained by third parties to provide management and development assistance on selective real estate projects near Austin, as further discussed below.

In January 2001, we entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and we contributed $2.0 million as an investment in this project. Under the agreement, we received management and development fees and sales commissions, as well as a net profits interest in the project. Lakeway project distributions were made to us as sales installments closed. During 2003, we sold the last 5-acre Schramm Ranch tract. We received a total of $2.9 million of distributions associated with our involvement in this project (see Note 4).

Credit Facility and Other Financing Arrangements
We have established a banking relationship with Comerica that has substantially enhanced our financial flexibility. Since December 1999, we have had $30.0 million of borrowing availability under a credit facility agreement with Comerica, subject to certain conditions. In June 2004, we modified our $30.0 million credit facility agreement with Comerica to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006. The entire $30.0 million revolver is now available for corporate purposes. At December 31, 2004, we had net borrowings outstanding of $20.4 million under the revolving credit facility.

In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica to finance the Deerfield property (see “Development and Other Activities” in Items 7. and 7A.). We had $5.5 million of net borrowings under the Deerfield loan at December 31, 2004. In September 2003, we finalized with Comerica a $3.0 million project loan to fund the construction of courtyard homes at Calera Court and we have $1.2 million of net borrowings outstanding under the loan at December 31, 2004. We had $28.6 million of additional debt at December 31, 2004, representing borrowings associated with two $5 million unsecured term loans, $6.6 million of net borrowings on a project loan facility for the 7500 Rialto Drive office building project (see “Company Strategies and Development Activities,” above) and $12.0 million of net borrowings on a project loan from Teachers Insurance and Annuity Association of America (TIAA) for the 7000 West office buildings. We used the proceeds from the TIAA loan to repay our original 7000 West loan in December 2004. The TIAA 7000 West project loan matures in January 2015. The terms of the TIAA project loan require us to maintain a $3.5 million standby letter of credit, which we obtained from Comerica in December 2004. The letter of credit expires in December 2005 and will automatically extend for one-year periods, unless otherwise notified. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village. As of December 31, 2004, we have borrowed $1,000 under the Escarpment Village project loan. For a further discussion of the credit facility and our other long-term financing arrangements, see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” within Items 7. and 7A. and Note 5.

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

The initial two joint ventures were formed in 1998. The first provided for the development of a 75 residential lot project at the Barton Creek Wimberly Lane subdivision. We sold the land to the joint venture for approximately $3.2 million and paid approximately $0.5 million for our equity interest. The other transaction involved approximately 700 developed lots and 80 acres of platted but undeveloped real estate at the Walden on Lake Houston project, which Olympus originally purchased in April 1998 and we managed from Olympus’ acquisition through February 2002. We acquired our interest in the related partnership utilizing $2.0 million of funds available under the Olympus convertible debt facility. During 1999, we formed a third joint venture associated with the construction of the first 70,000-square-foot-office building at the Lantana Corporate Center (7000 West). In this transaction, we sold 5.5 acres of commercial real estate to the joint venture for $1.0 million. In December 1999, we sold 174 acres of our Barton Creek residential property to the joint venture initially formed to develop the lots at the Wimberly Lane subdivision for $11.0 million. The land was developed into 54 multi-acre single-family residential estate lots. In 2000, we sold an additional 5.5 acres of commercial real estate to 7000 West for $1.1 million. Construction of the second 70,000-square-foot office building was completed in 2000. For a detailed discussion of these transactions see “Joint Ventures with Olympus Real Estate Corporation” within Items 7. and 7A. Our real estate sales to these entities and the related gains were deferred to the extent of our ownership interests in the unconsolidated affiliates. The related deferred gains were subsequently recognized ratably as the unconsolidated affiliates sold the real estate to unrelated third parties (see Note 1).

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

We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek and 7000 West Joint Ventures, through borrowings available to us under our revolving credit facility agreement (see above, and “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” within Items 7. and 7A.). In connection with our acquisition of our partner’s interest in the two real estate joint ventures, we reclassified our remaining deferred revenues and related gains associated with our initial sales of land to the real estate joint ventures to real estate, commercial leasing assets and facilities.

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

Employees
We currently have 23 employees, who manage our operations. We also use contract personnel to perform certain management and administrative services, including administrative, accounting, financial and other services, under a management services agreement. We may terminate this contract on an annual basis. The cost of these services totaled $0.3 million for each of the last three years.

Risk Factors
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings “Business,” “Properties,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risks” regarding our financial position and liquidity, payment of dividends, share repurchases, strategic plans, future financing plans, development and capital expenditures, business strategies, and our other plans and objectives for future operations and activities.

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

We are vulnerable to concentration risks because our operations are currently almost exclusive to the Austin, Texas, market. Our real estate activities are almost entirely located in Austin, Texas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. The Austin economy is heavily influenced by conditions in the technology industry. In a weak technology market, which has been the recent condition, we experienced reduced sales, primarily affecting our “high-end” properties, which can significantly affect our financial condition and results of operations.

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

Aggressive attempts by certain parties to restrict growth in the area of our holdings have in the past had, and may in the future have, a negative effect on our development and sales activities. Although the efforts of certain special interest groups have affected and may again negatively impact our development and sales activities, we will protect and defend our rights to the development entitlements of our properties.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities. Significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from real estate sales and rental income from our office buildings, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

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

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are. The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.

Our operations are subject to natural risks. Our performance may be adversely affected by weather conditions that delay development or damage property.

The U.S. military intervention in Iraq, the terrorist attacks in the U.S. on September 11, 2001 and the potential for additional future terrorist acts have created economic, political and social uncertainties that could materially and adversely affect our business. It is possible that further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our common stock in ways that we cannot predict at this time.

Item 2. Properties
Our developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2004, are provided in the following table. The undeveloped acreage shown in the table is presented according to anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it; however, we currently own only three lots with homes built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

		Acreage
		Developed or Under Development				Undeveloped
	Developed	Single	Multi-			Single	Multi-			Total
	Lots	Family	family	Commercial	Total	Family	family	Commercial	Total	Acreage
Austin
Barton Creek	86	822	249	372	1,443	391	-	80	471	1,914
Lantana	-	-	-	134	134	-	-	148	148	282
Circle C	-	398	-	62	460	-	212	251	463	923
Plano
Deerfield	63	47	-	-	47	-	-	-	-	47
San Antonio
Camino Real	-	-	-	-	-	-	-	2	2	2
Total	149	1,267	249	568	2,084	391	212	481	1,084	3,168

The following schedule summarizes the estimated development potential of our Austin-area acreage as of December 31, 2004:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	483	1,860	1,500,000	-
Lantana	-	-	1,220,393	1,462,185
Circle C	623	900	787,500	160,090
Total	1,106	2,760	3,507,893	1,622,275

Item 3. Legal Proceedings
Litigation involving the development of one of our Austin properties is summarized below.

S.R. Ridge / Wal-Mart Litigation: S.R. Ridge Limited Partnership vs. The City of Austin and Stratus Properties Inc. (Cause No. A03CA832 SS). As previously reported, on November 20, 2003, S.R. Ridge Limited Partnership (S.R. Ridge) sued Stratus and the City of Austin in the United States District Court for the Western District of Texas alleging that Stratus had conspired with the City to breach its 1996 Settlement Agreement concerning the development of S.R. Ridge’s property. On October 14, 2004, after conducting discovery and Stratus’ filing of its motion for summary judgment, S.R. Ridge agreed to dismiss its suit. On October 19, 2004, the United States Federal Court issued an order dismissing the lawsuit in its entirety without prejudice.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Executive Officers of the Registrant
Certain information, as of March 16, 2005, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office
William H. Armstrong III	40	Chairman of the Board, President and
		Chief Executive Officer

John E. Baker	58	Senior Vice President and
		Chief Financial Officer

Kenneth N. Jones	45	General Counsel and Secretary

Mr. Armstrong has been employed by us since our inception in 1992. He has served as Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996. Previously, Mr. Armstrong served as Chief Operating Officer from August 1996 to May 1998 and as Chief Financial Officer from May 1996 to August 1996. He served as Executive Vice President from August 1995 to August 1996.

Mr. Baker has served as our Senior Vice President and Chief Financial Officer since August 2002. He previously served as Senior Vice President - Accounting from May 2001 until August 2002 and as our Vice President - Accounting from August 1996 until May 2001.

Mr. Jones has served as our General Counsel since August 1998 and Secretary since 2000. Mr. Jones is a partner with the law firm of Armbrust & Brown, L.L.P. and he provides legal and business advisory services under a consulting arrangement with his firm.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the National Association of Securities Dealers Automated Quotation (NASDAQ) stock market under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by NASDAQ.

	2004		2003
	High	Low	High	Low
First Quarter	$13.55	$9.90	$10.81	$8.00
Second Quarter	13.21	11.85	9.74	8.00
Third Quarter	14.35	11.95	11.15	9.02
Fourth Quarter	16.03	13.04	10.83	9.80

As of March 16, 2005, there were 839 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 5.

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2004.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

October 1 to 31, 2004	1,056	$14.36	1,056	684,401

November 1 to 30, 2004	1,741	15.35	1,741	682,660

December 1 to 31, 2004	1,049	15.71	1,049	681,611

Total	3,846	15.18	3,846

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million stock-split adjusted shares of our common stock. The program does not have an expiration date.

Item 6. Selected Financial Data
The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2004. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risks” and Item 8. “Financial Statements and Supplementary Data.”

	2004	2003	2002		2001		2000
	(Financial Data In Dollars, Except Average Shares, and In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$20,890	$14,422	$11,569		$14,829		$10,099
Operating income (loss)	1,560	180	(1,146)		2,794		(3,649)
Interest income	70	728	606		1,157		1,203
Equity in unconsolidated affiliates’ income	-	29	372		207		1,372
Net income (loss)	672	20	(521)		3,940		14,222	[a]
Net income applicable to common stock	672	20	1,846	[b]	3,940		14,222
Basic net income per share[c]	0.09	-	0.26		0.55		1.99
Diluted net income per share[c]	0.09	-	0.25		0.48		1.74
Average shares outstanding[c]
Basic	7,196	7,124	7,116		7,142		7,148
Diluted	7,570	7,315	7,392	[d]	8,204	[d]	8,351	[d]

At December 31:
Working capital (deficit)	(4,453)	(787)	(4,825)		141		5,404
Property held for sale	125,445	114,207	111,608		109,704		92,655
Property held for use, net	21,676	21,685	21,575	[e]	338		350
Total assets	152,861	142,430	139,440		129,478		111,893
Long-term debt, including current portion of borrowings outstanding	55,647	47,539	44,799		25,576		8,440
Mandatorily Redeemable Preferred Stock[b]	-	-	-		10,000		10,000
Stockholders’ equity	88,196	86,821	86,619		84,659		81,080

a.	Includes $14.3 million gain associated with final settlement of our Circle C Municipal Utility District claim against the City of Austin.
b.
In connection with the conclusion of our relationship with Olympus Real Estate Corporation in February 2002, we purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Accounting standards require that the $2.4 million discount amount be included in net income applicable to common stock (see Note 3).

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

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and
Results of Operation and Quantitative and Qualitative Disclosures About Market Risks

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

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own and, until February 2002, through unconsolidated affiliates we jointly owned with Olympus Real Estate Corporation (Olympus) (see “Joint Ventures with Olympus Real Estate Corporation” below), pursuant to a strategic alliance formed in 1998.

Our principal real estate holdings are in southwest Austin, Texas. Our most significant holding is the 1,914 acres of residential, multi-family and commercial property and 86 developed residential estate lots located within the Barton Creek community. We own an additional 463 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development consisting of approximately 398 acres at December 31, 2004 and Escarpment Village, which is a retail center consisting of approximately 62 acres. Our remaining Austin holdings consist of 282 acres of commercial property located within the Lantana project area, as well as three Lantana office buildings. The office buildings include a 75,000-square foot building at 7500 Rialto Drive, and two fully leased 70,000-square foot buildings at 7000 West William Cannon Drive, known as the Lantana Corporate Center. In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2004, our Deerfield property consists of approximately 47 acres of residential land, which is being developed, and 63 residential lots.

Real Estate Market Conditions
Factors that significantly affect United States (U.S.) real estate market conditions include interest rate levels and the availability of financing, the supply of product (i.e. developed and/or undeveloped land, depending on buyers’ needs) and current and anticipated future economic conditions. These market conditions historically move in periodic cycles, and can be volatile in specific regions. Because of the concentration of our assets primarily in the Austin, Texas area, market conditions in this region significantly affect our business.

In addition to the traditional influence of state and federal government employment levels on the local economy, in recent years the Austin area has experienced significant growth in the technology sector. The Austin-area population increased approximately 48 percent between 1989 and 1999, largely due to an influx of technology companies and related businesses. Average income levels in Austin also increased significantly during this period, rising by 62 percent. The booming economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1989 and 1999, sales tax receipts in Austin rose by 126 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin’s five-county metro area population and median family income for 1989 and 1999 and the most current information available for 2003 and 2004, based on U.S. Census Bureau data and City of Austin data.

Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2003.

a. Source: Comprehensive Annual Financial Report for the City of Austin, Texas.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City). Several special interest groups have also traditionally opposed development in that area, where most of our property is located. Since 2001, a downturn in the technology sector has negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets. The December 31, 2003 and 2004 vacancy percentages for various types of developed properties in Austin are noted below, and they indicate that with the exception of the continuing strength of Austin’s retail market, other developed properties are still showing some negative effects from the economic downturn.

	December 31,
	2003	2004
Building Type	Vacancy Factor
Industrial Buildings[a]	23%	20%
Office Buildings (Class A)[b]	20%	20%
Multi-Family Buildings	11%[c]	9%[d]
Retail Buildings[e]	6%	7%

a.	CB Richard Ellis: Austin Industrial Market Summary
b.	CB Richard Ellis: Austin Office Market Summary
c.	Texas A&M University Real Estate Center: Austin-San Marcos Market Overview
d.	Austin Investor Interests: The Austin Multi-Family Trend Report
e.	CB Richard Ellis: Austin MSA Retail Market Overview

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

DEVELOPMENT AND OTHER ACTIVITIES

In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. We are retaining and marketing the remaining six estate lots in the subdivision, each averaging approximately five acres. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots, which has been used to pay ongoing development costs of the lots. The deposit will be recognized as income as lots are sold. The lots will be sold on an installment basis, with six lots to be sold upon substantial completion of subdivision utilities, and then three lots per quarter beginning 150 days after the sale of the initial lots. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing upon substantial completion of development. Subdivision streets and utilities were completed in October 2004 and the initial lot closings occurred in December 2004.

In January 2004, we acquired the Deerfield property for $7.0 million. The property is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $4.3 million in remaining availability under the loan at December 31, 2004. The initial lot sale occurred in November 2004 and four lots were sold in December 2004.

In August 2002, the City granted final approval of a development agreement (Circle C Settlement) and permanent zoning for our real estate located within the Circle C community in southwest Austin. These approvals permit development of one million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single family residential lots. The Circle C Settlement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties, which can be used for City fees and reimbursement for certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2004, we have permanently used approximately $1.7 million of our City-based incentives including $1.0 million sold to other developers, and we also have $4.7 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2004, unencumbered Credit Bank capacity was $8.6 million.

We have commenced development activities at Circle C based on the entitlements set forth in our Circle C Settlement with the City. The preliminary plan has been approved for Meridian, an 800-lot residential development at Circle C. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction has commenced. In addition, several retail sites at Circle C have received final City approvals and are being developed. In December 2004, we sold approximately 139 acres of the Meridian development. Zoning for Escarpment Village, a 160,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction has commenced. Funding for the construction of Escarpment Village is provided by an $18.5 million loan, which we established with Comerica in December 2004. The Circle C Settlement permits development of one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots.

During the first quarter of 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community, one of which has been sold. Calera Court, the initial phase of the “Calera Drive” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval. The development of these lots, many of which adjoin the Fazio Canyons Golf Course, has commenced. Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005. Funding for the construction of courtyard homes at Calera Court is provided by a $3.0 million project loan, which we established with Comerica in September 2003. During the first quarter of 2004, we borrowed $1.2 million under the project loan, which matures in September 2005 and is secured by the three remaining courtyard homes at Calera Court.

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within our Lantana project. We completed certain tenant improvements to the 75,000-square-foot Rialto Drive office building that allowed the first tenants to occupy their leased space in 2003. During the first quarter of 2004, we executed leases that brought our 7500 Rialto Drive office building to 90 percent occupancy in July 2004, and at December 31, 2004, the occupancy rate was 97 percent. In March 2004, we brought our property management functions in-house and formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function. Although there may be some higher costs during the initial transition, we anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane II - 47 lots and Calera Drive - 155 lots (see above). Development of the remaining Barton Creek property is being deferred until the Austin-area economy improves.

In 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project area. The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots to which we sold the development rights in 2003. As of December 31, 2004, the Lantana project inventory totaled approximately 2.7 million square feet of office and retail estimated development potential.

We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size. We sold the initial four Mirador lots during 2002 for a total of $1.8 million, three lots in 2003 for $1.1 million and eight lots in 2004 for $3.0 million.
LAKEWAY PROJECT

In January 2001, we invested $2.0 million in the Lakeway project near Austin, Texas. Since that time, we had been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for our services. In the second quarter of 2001, we negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser. In return for our securing the required entitlements, the sale was to be completed in four planned installments. We secured all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001 and received a $1.2 million distribution associated with the first two sale installments.

In the first half of 2002, the purchaser closed the final two planned sale installments. We received a total cash distribution of $1.5 million, which represents a $1.2 million return of our $2.0 million investment and $0.3 million of income. During the second quarter of 2003, we sold the remaining 5-acre commercial site for $0.7 million, ending the project, and received $0.3 million representing our 40 percent share of the related net sales proceeds. On a cumulative basis, we have received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from our involvement in the Lakeway Project, which represents the full return of our $2.0 million investment and $0.9 million of income. See Note 4 for more information regarding our involvement in the Lakeway project.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	2004	2003	2002
Revenues:
Real estate operations	$16,851	$10,667	$9,082
Commercial leasing	4,039	3,755	2,487
Total revenues	$20,890	$14,422	$11,569

Operating income (loss)[a]	$1,560	$180	$(1,146)

Net income (loss)	$672	$20	$(521)[b]

a.	Includes Municipal Utility District (MUD) reimbursements of infrastructure costs charged to expense in prior years totaling $1.2 million in 2003 and $0.1 million in 2002 (see Note 1).
b.	Includes $0.3 million gain on the sale of our 49.9 percent interest in the Walden Partnership (see “Joint Ventures with Olympus Real Estate Corporation” below).

Following the February 2002 transactions between Olympus and us (see “Joint Ventures With Olympus Real Estate Corporation” below), we have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	2004	2003	2002
Revenues:
Undeveloped property sales	$9,192	$7,721	$4,354
Developed property sales	7,238	1,217	3,639
Commissions, management fees and other	421	1,729	1,089
Total revenues	16,851	10,667	9,082

Cost of sales	(11,242)	(6,512)	(6,031)
General and administrative expenses	(3,788)	(3,555)	(3,834)

Operating income (loss)	$1,821	$600	$(783)

Undeveloped property sales. During 2004, we sold 139 acres of the Meridian development within the Circle C community for $5.6 million and an 83-acre estate lot within the Barton Creek community for $1.8 million. Our other 2004 sales within the Circle C community included two tracts totaling three acres for $1.4 million and an approximately one-acre commercial tract for $0.5 million.

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

Developed Property Sales. Developed property sales of $7.2 million for 2004 included sales of eight residential estate lots at the Mirador subdivision for $3.0 million and six residential estate lots at the Escala Drive subdivision for $2.2 million. In addition, we recognized $0.3 million of previously deferred revenues related to a 2003 lot sale at the Mirador subdivision. In accordance with our contract with a national homebuilder, we sold the first six lots of the Wimberly Lane Phase II subdivision for $0.9 million in the fourth quarter of 2004 upon the completion of the subdivision utilities. In the fourth quarter of 2004, we also sold the initial five lots at Deerfield for $0.3 million.  In 2004, we sold the first courtyard home at Calera Court for $0.6 million. Developed property sales of $1.2 million for 2003 included the sale of three residential estate lots at the Mirador subdivision. The revenue for one of the residential estate lots at the Mirador subdivision is net of $0.3 million of deferred profits which we recognize as we receive payments. The 2003 developed property revenues also included the sale of the last remaining Wimberly Lane subdivision residential lot and the sale of one residential estate lot at the Escala Drive subdivision, both of which are located within the Barton Creek community in Austin. Developed property sales of $3.6 million for 2002 included the sales of four residential estate lots at both the Mirador and Escala Drive subdivisions.

Commissions, Management Fees and Other. Commissions, management fees and other revenues totaled $0.4 million for 2004 compared to $1.7 million for 2003 and $1.1 million for 2002. The 2004 amount included sales to third parties totaling $0.1 million of our development fee credits, compared to $0.9 million for 2003. We received these development fee credits as part of the Circle C Settlement. During 2003, commissions and management fees also included $0.5 million in fees paid to us for our involvement in the Lakeway Project, near Austin. During the second quarter of 2003, we sold the remaining five-acre commercial tract at the Schramm Ranch property for $0.7 million, of which we received 40 percent of the net sales proceeds (see “Lakeway Project” above). Commissions and management fees during 2002 included $0.8 million of fees associated with our involvement in the Lakeway Project. The increase in this type of revenue during 2003 compared to 2002 primarily relates to the 2003 sales of development fee credits to third parties.

Cost of Sales. Cost of sales totaled $11.2 million in 2004, $6.5 million in 2003 and $6.0 million in 2002. The increase in 2004 cost of sales compared to 2003 primarily related to the increase in undeveloped and developed property sales in 2004. In addition, cost of sales during 2003 were reduced by $1.2 million of MUD reimbursements covering infrastructure costs charged to expense in prior years. Cost of sales in 2003 compared to 2002 increased primarily because of the increase in undeveloped property sales in 2003.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	2004	2003	2002
Rental income	$4,039	$3,755	$2,487
Rental property costs	(2,053)	(2,502)	(1,638)
Depreciation	(1,398)	(1,215)	(763)
General and administrative expenses	(849)	(458)	(449)
Operating loss	$(261)	$(420)	$(363)

Rental Income. In 2004, we received rental income of $3.2 million from our two fully leased 7000 West office buildings in the Lantana project area in southwest Austin, compared to $3.4 million for 2003 and $2.5 million for 2002. In addition, we earned $0.9 million in rental income from our 75,000-square-foot office building at 7500 Rialto Drive for 2004, compared to $0.3 million for 2003, as the occupancy rate increased from approximately 37 percent in December 2003 to 97 percent in December 2004. The increase in 2003 compared to 2002 reflects the revenues associated with the 75,000-square-foot Rialto Drive office building that were initially earned during the first quarter of 2003 (see “Development and Other Activities” above) and the fact that we did not have commercial leasing operations until February 27, 2002, following the completion of the transactions with Olympus.

Rental Property Costs. Rental property costs in 2004 were reduced by $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings. Excluding this reimbursement, rental property costs increased in 2004 compared to 2003, partially because of the additional costs of Southwest Property Services L.L.C., which we formed in March 2004 to manage our office buildings. Previously, we had outsourced our property management functions to a property management firm. Effective June 30, 2004, we terminated our agreement with this firm and Southwest Property Services L.L.C. now performs all property management responsibilities. The increase in 2003 compared to 2002 primarily reflects the incremental costs associated with the 7500 Rialto Drive office building, which did not open until the third quarter of 2002, and the 7000 West office buildings, which because we completed transactions with Olympus in February 2002, reported twelve months of operations during 2003 compared to ten months of operations during 2002.

Depreciation. The increase in 2003 depreciation expense compared to 2002 reflects our having a full year of depreciation for both 7500 Rialto Drive and 7000 West during 2003, while during 2002 we had only ten months of depreciation for 7000 West and five months of depreciation for 7500 Rialto Drive.

Other Financial Results
General and administrative expenses totaled $4.6 million in 2004, $4.0 million in 2003 and $4.3 million in 2002. The increase in 2004 compared to 2003 reflects higher legal fees related to the S.R. Ridge/Wal-Mart litigation (see Item 3. “Legal Proceedings” contained elsewhere in this Annual Report on Form 10-K). General and administrative expenses also were higher because of a reduction in the allocation of certain general and administrative expenses to capital projects. General and administrative expenses during 2002 included certain costs associated with completing the transactions with Olympus.

Non-Operating Results
Interest expense, net of capitalized interest, totaled $1.0 million in 2004, $0.9 million in 2003 and $0.6 million in 2002 (see Note 5). Capitalized interest totaled $2.4 million in 2004, $2.1 million in 2003 and $1.9 million in 2002. The increase in capitalized interest in each year over the three-year period from 2002 to 2004 reflects the higher average balance of our borrowings outstanding in the current year compared with the previous year.

Interest income totaled $0.1 million in 2004, $0.7 million in 2003 and $0.6 million in 2002. Interest income included interest on MUD reimbursements totaling $0.6 million in 2003 and $0.2 million in 2002. Other income of $0.3 million in 2002 represented the gain from the sale of our interest in the Walden Partnership.

CAPITAL RESOURCES AND LIQUIDITY

Comparison Of Year-To-Year Cash Flows
Although we have a working capital deficit, we believe that we have adequate funds from our revolving credit facility and projected operating cash flows to meet our working capital requirements. Net cash provided by operating activities totaled $10.0 million in 2004, $8.1 million in 2003 and $7.3 million in 2002. Compared to 2003, operating cash flows in 2004 increased primarily because of the increase in sales activities. In July 2003, Barton Creek MUD No. 4 issued $5.0 million in revenue bonds, of which Stratus received approximately $3.8 million in 2003 as reimbursement for a portion of Stratus’ previous infrastructure costs within the Barton Creek community. In addition, Stratus received $0.8 million of other Barton Creek MUD reimbursements during 2003. Reimbursements totaling $1.8 million represented (1) a $1.2 million reimbursement of infrastructure costs charged to expense in prior years and were recorded as a reduction of cost of sales and (2) $0.6 million for interest on the reimbursements. The remaining reimbursement of $2.8 million and a fiscal deposit refund of $0.7 million represented a reimbursement of our cost of real estate properties and were recorded as a reduction of capital expenditures. The $0.8 million improvement in operating cash flows in 2003 compared to 2002 primarily reflects the increase in revenues during 2003 and the $1.2 million of MUD reimbursements for infrastructure costs previously expensed.

Net cash used in investing activities totaled $21.7 million in 2004, $8.8 million in 2003 and $8.3 million in 2002. Investing activities in 2004 included $9.3 million for the acquisition and development of the Deerfield property. In 2004, other development expenditures included improvements to certain properties in the Barton Creek and Circle C communities. Development expenditures in 2004 and 2003 also included costs to complete certain tenant improvements to the 7500 Rialto Drive office building. MUD reimbursements totaled $0.9 million in 2004, $3.5 million in 2003 and $5.3 million in 2002. During 2003, we received $0.3 million of distributions from the Lakeway project, including $0.2 million representing the final return of our original investment in the project, while in 2002 we received a total of $1.5 million associated with our involvement in the Lakeway project, including the return of $1.2 million of our original $2.0 million investment in the project (see “Lakeway Project” above).

As part of the Olympus transaction (see “Joint Ventures with Olympus Real Estate Corporation” below), we acquired Olympus’ 50.01 percent ownership interest in the Barton Creek Joint Venture and their 50.1 percent ownership interest in the 7000 West Joint Venture for $3.9 million, less $1.1 million of cash acquired. We also received investing proceeds of $3.1 million for the sale of our 49.9 percent ownership interest in the Walden Partnership to Olympus.

Financing activities provided cash totaling $8.7 million in 2004 and $2.8 million in 2003 and used cash totaling $1.3 million in 2002. During 2004, our financing activities included $0.5 million of net payments on our revolving line of credit and $8.6 million of net borrowings from our project construction loans, including net borrowings of $5.5 million from the Deerfield loan and $1.2 million from the Calera Court project loan. In 2004, we paid the $11.9 million balance on our 7000 West project loan with borrowings from a $12.0 million loan from Teachers Insurance and Annuity Association of America (TIAA). The loan matures in January 2015. During 2003, our financing activities included $4.3 million of net borrowings from our revolving line of credit and payments totaling $1.5 million under our project construction loans. During 2002, our financing activities reflected $4.5 million of net borrowings under our revolving line of credit, which included the $7.3 million required to fund the closing of the transactions with Olympus in February 2002. We also borrowed $2.0 million from our 7500 Rialto Drive project loan during 2002. During 2002, we purchased our mandatorily redeemable preferred stock held by Olympus for $7.6 million and made payments totaling $1.5 million on the term loan component of the Comerica facility and $0.2 million on the 7000 West project loan.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. Under this program, we purchased 18,389 shares during 2004 for $0.2 million, a $13.47 per share average. In 2005, through March 23, we purchased 19,265 shares for $0.3 million, a $16.45 per share average, and 662,346 shares remain available under this program. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

The following table summarizes our contractual cash obligations as of December 31, 2004 (in thousands):
	2005	2006	2007	2008	2009	Thereafter	Total
Debt	$1,531	$27,052	$5,753	$10,264	$279	$10,768	$55,647
Construction contracts	2,973	-	-	-	-	-	2,973
Operating lease	77	77	77	7	-	-	238
Total	$4,581	$27,129	$5,830	$10,271	$279	$10,768	$58,858

In January 2005, we entered into an $8.5 million contract with a one-year term for the construction of Escarpment Village at Circle C. In January 2005, we also executed four construction contracts with one-year terms totaling $3.5 million for paving and utilities work at Circle C in connection with the development of the first 134 lots of the Meridian project and the construction of the first phase of the main boulevard in Meridian.

For a further discussion of our debt obligations, see “Credit Facility and Other Financing Arrangements” below. In addition to our contractual obligations, we have $3.0 million in other liabilities in the accompanying consolidated balance sheets representing our indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of one oil and gas property in 1993, as further discussed in Note 8. The timing and final amount of any payment is currently uncertain.

Credit Facility and Other Financing Arrangements
A summary of our outstanding borrowings (in thousands) and a discussion of our financing arrangements follow below:

	December 31,
	2004	2003
Comerica credit facility	$20,355	$20,872
Unsecured term loans	10,000	10,000
7500 Rialto project loan	6,630	4,727
7000 West project loan	-	11,940
TIAA 7000 West project loan	12,000	-
Calera Court project loan	1,158	-
Deerfield loan	5,503	-
Escarpment Village project loan	1	-
Total debt	$55,647	$47,539

Comerica Credit Facility
In December 2001, we established a bank credit facility with Comerica that replaced our existing credit facility with them. In June 2004, we modified our $30.0 million credit facility agreement with Comerica to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006. The entire $30.0 million revolver facility is now available for corporate purposes.

Unsecured Term Loans
In 2000 and 2001, we obtained two $5.0 million five-year unsecured term loans from First American Asset Management (see Note 5). The proceeds of the loans were used to fund our operations and for other general corporate purposes. Effective December 15, 2004, we amended the two loans to extend their prior maturities of January 2006 and July 2006 to January 2008. In accordance with the amendments, interest now accrues on the loans at a rate of one-month London Interbank Offered Rate (LIBOR) plus 4.5 percent and is payable monthly. On December 31, 2004, the interest rate was 6.9 percent. The prior interest rate was fixed at 9.25 percent.

7500 Rialto Drive
In 2001, we secured an $18.4 million project loan facility with Comerica for the construction of the two office buildings at the 7500 Rialto project. Borrowings under this project loan have funded the construction of the first 75,000-square-foot building and related parking garage. This variable-rate project loan facility, secured by the land and buildings in the project, was originally scheduled to mature in June 2003. In January 2003, we amended this project loan to extend the maturity from June 2003 to January 31, 2004, with an option to extend its maturity by two additional one-year periods, subject to certain conditions. Effective January 31, 2004, we extended the project loan for one year. The January 2003 amendment also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the borrowings necessary to fund construction of the second 75,000-square-foot building. Currently, we are evaluating the timing of construction of the second office building in terms of the projected growth and needs of the current tenant in the first building as well as the generally improving demand in the Austin-area commercial market. Upon finalizing the January 2003 amendment of this project loan facility, we were required to repay $1.4 million of borrowings outstanding which reduced the commitment under the facility to $7.8 million. The January 2004 amendment required us to repay $69,900 of borrowings outstanding and reduced the commitment under the facility by $0.2 million to $7.6 million. Effective January 31, 2005, we extended the loan for one year in accordance with the January 2004 amendment. Under the terms of the maturity extension, we paid an extension fee of $18,500 and the commitment under the facility was reduced by $0.2 million to $7.4 million. We may make additional borrowings under this facility to fund certain tenant improvements upon leasing the remaining available office space. We have leased approximately 97 percent of the building as of December 31, 2004 and recently finalized the terms on a lease for all the remaining space. As of December 31, 2004, we have $6.6 million outstanding under the project loan.

7000 West
In 1999, we finalized a $6.6 million project development loan facility with Comerica for the development of the first 70,000-square-foot office building at the 140,000 square foot Lantana Corporate Center (7000 West). In 2000, as manager of the 7000 West project, we obtained an additional $7.7 million of availability under the 7000 West development facility to provide the funding necessary to construct the second 70,000-square-foot office building. The variable rate, nonrecourse loan is secured by the approximately 11 acres of real estate at 7000 West and the two completed office buildings. We have amended the facility most recently on January 31, 2004, extending the maturity to January 31, 2005, with the option to extend the maturity by an additional one-year period, subject to certain conditions. An amendment of this facility during 2003 reduced the commitment under the project loan from $14.3 million to $12.2 million, and we repaid $0.5 million at closing to reduce our borrowings outstanding under the project loan to $12.2 million to comply with this requirement. At completion of the January 2004 amendment, the commitment under the project loan was $11.9 million. As of December 31, 2003, no amounts were available under the project loan and the borrowings outstanding were $11.9 million. In December 2004, we paid the outstanding balance of the 7000 West project loan with proceeds from a $12.0 million loan from TIAA. The TIAA loan matures in January 2015, and interest accrues monthly at a fixed annual rate of 5.7 percent. As of December 31, 2004, our borrowings outstanding under the TIAA loan were $12.0 million.

Calera Court
In September 2003, we finalized a $3.0 million project loan with Comerica to fund the construction of courtyard homes at Calera Court. As of December 31, 2004, we have $1.2 million of net borrowings under the Calera Court project loan, for which the three remaining courtyard homes at Calera Court are serving as collateral. The project loan will mature in September 2005.

Deerfield
On February 27, 2004, we entered into a loan agreement (Deerfield loan) with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions. The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules. As of December 31, 2004, borrowings outstanding under the loan totaled $5.5 million, which proceeds financed a portion of the acquisition and the initial development costs of the Deerfield property.

Escarpment Village
In December 2004, we executed a Promissory Note and a Construction Loan Agreement with Comerica for an $18.5 million loan to be used for the construction of a 160,000-square-foot retail project, which we refer to as Escarpment Village. The loan has a maturity date of June 2007, with a one-year extension option subject to certain terms and conditions. As of December 31, 2004, our borrowings outstanding under the loan were $1,000.

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

We funded the $7.3 million net cash cost for these transactions, which is net of the approximate $1.1 million of cash we received by acquiring the Barton Creek and 7000 West Joint Ventures, through borrowings available to us under our $25 million revolving credit facility agreement (see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” above and Note 5).

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

In 1999, we sold the Barton Creek Joint Venture 174 acres of land encompassing 54 platted lots, within the Escala Drive subdivision of the Barton Creek community. The 54 lots, completed during the first half of 2000, were developed pursuant to the more restrictive development requirements of the City. Each lot averages over three acres in size, which together with the similar sized lots in the Mirador subdivision (see “Development and Other Activities” above), are the largest lots developed to date within the Barton Creek community. All of the lots have scenic hill country settings and some overlook the “Fazio Canyons” golf course. The development of these lots was funded through the initial equity contributions of the partners and proceeds from sales of lots at the Wimberly Lane subdivision of the Barton Creek Joint Venture. As manager, we sold one lot in 2001.

The Barton Creek Joint Venture distributed approximately $17.1 million to the partners through 2001. Our share of these distributions, approximately $8.6 million, was recorded as a reduction of the related Barton Creek Joint Venture notes receivable ($6.2 million) and the related accrued interest ($0.7 million), with the remaining $1.7 million of distribution proceeds representing a return of equity that reduced our investment in the Barton Creek Joint Venture. Our remaining investment in the Barton Creek Joint Venture at December 31, 2001 was $3.6 million. There were no additional distributions by the Barton Creek Joint Venture during 2002 and we eliminated our investment in the joint venture upon our acquisition of Olympus’ joint venture interest on February 27, 2002.

7000 West
In 1999, we sold Olympus a 50.1 percent interest in the first 70,000-square-foot office building (Phase I) of the planned 140,000-square-foot Lantana Corporate Center (7000 West), including 5.5 acres of commercial real estate. As developer, we completed construction of Phase I in 1999, and as manager, we secured third party lease agreements that fully occupied the building. During 2000, we completed a transaction admitting Olympus as our joint venture partner in the second 70,000-square-foot office building (Phase II) at 7000 West. In this transaction, we sold an additional 5.5 acres of commercial real estate to the joint venture. In our role as manager, we arranged for a $6.6 million project loan for 7000 West, which was utilized to construct Phase I. The construction of Phase II required additional financing, which was provided through our arranging an additional $7.7 million of availability on the 7000 West project loan. In December 2004, we paid the outstanding balance of the 7000 West project loan with proceeds from a $12.0 million loan from TIAA (see “Capital Resources and Liquidity - Credit Facility and Other Financing Relationships” and Note 5).

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

The summarized unaudited financial information of our unconsolidated affiliates for the two months ended February 27, 2002 follows (in thousands):

	Barton Creek Joint Venture	Walden Partnership	7000 West	Total
Earnings data (two months ended February 27, 2002):
Revenues	$-	$652	$562	$1,214
Operating income (loss)	(22)	(64)	178	92
Net income (loss)	(22)	(34)	218	162
Stratus’ equity in net income (loss)	(11)	(4)[a]	109	94	[a]

a.
Includes recognition of deferred income of $12,000 for the two months ended February 27, 2002, representing the difference in our investment in the Walden Partnership and its underlying equity at the date of acquisition. Through February 27, 2002, we had recognized $164,000 of a total of $337,000 of deferred income associated with the Walden Partnership. The remaining $0.2 million deferred amount was eliminated in determining the $0.3 million gain on the sale of our interest in the Walden Partnership.

COMMON STOCK MATTERS

In February 2001, our Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of our common stock representing approximately 10 percent of our outstanding common stock, after considering the effects of the stock split transactions described in the following paragraph. The purchases may occur over time depending on many factors, including the market price of our common stock; our operating results, cash flows and financial position; and general economic and market conditions. Under this program, we purchased 18,389 shares during 2004 for $0.2 million, a $13.47 per share average. In 2005, through March 23, we purchased 19,265 shares for $0.3 million, a $16.45 per share average, and 662,346 shares remain available under this program. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

In 2001, our shareholders approved an amendment to our certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in our shareholders holding fewer than 50 shares of common stock having their shares converted into less than one share of our common stock in the reverse 1-for-50 split. Those shareholders received cash payments equal to the fair value of those fractional interests. Shareholders holding more than 50 shares of our common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders holding an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. The fair value of the fractional shares was calculated by valuing each outstanding share of Stratus common stock held at the close of business on the effective date at the average daily closing price per share of Stratus’ common stock for the ten trading days immediately preceding the effective date. Accordingly, we funded $0.5 million into a restricted cash account to purchase approximately 42,000 shares of our common stock. As of December 31, 2004, $0.1 million of cash remains restricted to pay for fractional shares tendered.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statements under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our valuation of investment real estate and commercial leasing assets, our allocation of indirect costs, revenue recognition and our indemnification of the purchaser of an oil and gas property from us for any abandonment costs.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

•  Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale is stated at the lower of cost or fair value less costs to sell and includes acreage, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For properties held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the assets carrying value to fair value less costs to sell is required. For properties held for use, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

Our expected future cash flows are affected by many factors including:

a)	The economic condition of the Austin, Texas, market;
b)	The performance of the real estate industry in the markets where our properties are located;
c)	Our financial condition, which may influence our ability to develop our real estate; and
d)	Governmental regulations.

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

•  Allocation of Overhead Costs. We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in these activities. In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with paragraph 7 of SFAS No. 67, we only capitalize direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

•  Revenue Recognition. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we recognize revenues from property sales when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when we have completed our obligations to perform certain supplementary development activities, if any exist, at the time of the sale (see Note 1). Consideration is reasonably determined and considered likely of collection when we have signed sales agreements and have determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, our assessment of the buyer’s credit standing and our assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor its obligation to us. This is a critical accounting policy because for certain sales, we use our judgment to determine the buyer’s commitment to pay us and thus determine when it is proper to recognize revenues.

We recognize our rental income based on the terms of our signed leases with tenants on a straight-line basis. We recognize sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed.

•  Abandonment Costs Indemnification. In connection with the sale of one oil and gas property in 1993, we indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. Whether or not we ultimately will incur any cost as a result of this indemnification is uncertain and will depend on a number of factors beyond our control, including actual oil and gas produced from the property, oil and gas prices received and the level of operating and abandonment costs incurred by the third-party operator over the life of the property. We periodically assess the reasonableness of amounts recorded for this liability through the use of information obtained from the operator of the property; however, the availability of such information is limited, and there are numerous uncertainties involved in estimating the related future revenues, operating and abandonment costs. Based on our assessment of the available information, we have determined that a loss is probable and we have recorded a liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, representing our best estimate of this potential liability. The carrying value of this liability may be adjusted in future periods as additional information becomes available, but our current estimate is that this liability will not exceed $8.0 million. This is a critical accounting policy because of the significant judgments we must make in assessing the amount of any such liability, in light of the limited amount of information available to us and the uncertainty involved in projections of future product prices and costs of any ultimate liability, which requires us to use significant judgment in determining the amount of our liability.

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we do not hedge our exposure to changes in interest rates. Based on our bank debt outstanding at December 31, 2004, a change of 100 basis points in applicable annual interest rates would have an approximate $0.6 million impact on annual net income for 2005.

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

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Through December 31, 2004, we have accounted for grants of employee stock options under the recognition principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method, our net income would have been reduced by $0.5 million, $0.07 per diluted share, for 2004, $0.7 million, $0.09 per diluted share, for 2003 and $0.7 million, $0.10 per diluted share, for 2002 (see Note 1 of “Notes to Consolidated Financial Statements”). We must adopt SFAS No. 123 (revised 2004) no later than July 1, 2005; however, we can elect to adopt SFAS No. 123 (revised 2004) as early as January 1, 2005. We are still reviewing the provisions of SFAS No. 123 (revised 2004) and have not yet determined if we will adopt SFAS No. 123 (revised 2004) before July 1, 2005

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operation and Disclosures about Market Risks contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in Item 1 of this Form 10-K.

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

/s/ William H. Armstrong III	/s/ John E. Baker
William H. Armstrong III	John E. Baker
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF STRATUS PROPERTIES INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders’ equity present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Austin, Texas
March 29, 2005

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $124 and $207, respectively (Note 7)	$379	$3,413
Accounts receivable	345	768
Notes receivable from property sales	47	60
Prepaid expenses	40	194
Total current assets	811	4,435
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	104,526	88,495
Property held for sale - undeveloped	20,919	25,712
Property held for use, net	21,676	21,685
Other assets	4,140	1,929
Notes receivable from property sales (Note 1)	789	174
Total assets	$152,861	$142,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,343	$1,773
Accrued interest, property taxes and other	2,390	3,015
Current portion of borrowings outstanding	1,531	434
Total current liabilities	5,264	5,222
Long-term debt (Note 5)	54,116	47,105
Other liabilities	5,285	3,282
Total liabilities	64,665	55,609

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized, 7,284 and 7,179 shares issued and 7,221 and 7,135 shares outstanding, respectively	72	72
Capital in excess of par value of common stock	181,145	179,786
Accumulated deficit	(91,417)	(92,089)
Unamortized value of restricted stock units	(841)	(452)
Common stock held in treasury, 63 shares and 44 shares, at cost, respectively	(763)	(496)
Total stockholders’ equity	88,196	86,821
Total liabilities and stockholders' equity	$152,861	$142,430

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Real estate	$16,430	$8,938	$7,993
Rental income	4,039	3,755	2,487
Commissions, management fees and other	421	1,729	1,089
Total revenues	20,890	14,422	11,569
Cost of sales (Note 1):
Real estate, net	11,119	6,414	5,918
Rental, net	2,053	2,502	1,638
Depreciation	1,521	1,313	876
Total cost of sales	14,693	10,229	8,432
General and administrative expenses	4,637	4,013	4,283
Total costs and expenses	19,330	14,242	12,715
Operating income (loss)	1,560	180	(1,146)
Interest expense, net	(958)	(917)	(639)
Interest income	70	728	606
Equity in unconsolidated affiliates’ income (Note 4)	-	29	372
Other income, net (Note 8)	-	-	286
Net income (loss)	672	20	(521)
Discount on purchase of mandatorily redeemable preferred stock	-	-	2,367
Net income applicable to common stock	$672	$20	$1,846

Net income per share of common stock:
Basic	$0.09	$-	$0.26
Diluted	$0.09	$-	$0.25

Average shares of common stock outstanding:
Basic	7,196	7,124	7,116
Diluted	7,570	7,315	7,392

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flow from operating activities:
Net income (loss)	$672	$20	$(521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,521	1,313	876
Cost of real estate sold	8,938	4,973	3,215
Stock-based compensation	156	119	88
Long-term notes receivable	(615)	1,929	2,952
Equity in unconsolidated affiliates’ income	-	(29)	(372)
Distribution of unconsolidated affiliates’ income	-	29	278
Gain on sale of Stratus’ 50 percent interest in Walden Partnership	-	-	(286)
Loan deposits and deposits for infrastructure development	(1,500)	-	-
Other	(711)	(187)	787
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	590	(162)	107
Accounts payable, accrued liabilities and other	948	47	131
Net cash provided by operating activities	9,999	8,052	7,255

Cash flow from investing activities:
Development of other real estate and facilities	(13,257)	(12,499)	(15,203)
Purchase and development of Deerfield property	(9,341)	-	-
Municipal utility district reimbursements	910	3,504	5,298
Acquisition of Olympus’ interests in the Barton Creek and 7000 West Joint Ventures, net of cash acquired	-	-	(2,791)
Proceeds from the sale of Stratus’ 50 percent interest in the Walden Partnership	-	-	3,141
Distribution from Lakeway Project	-	191	1,239
Net cash used in investing activities	(21,688)	(8,804)	(8,316)

Cash flow from financing activities:
Borrowings from revolving credit facility	16,414	20,963	27,995
Payments on revolving credit facility	(16,930)	(16,703)	(23,462)
Borrowings from Calera Court project loan, net	1,158	-	-
Borrowings from Deerfield loan, net	5,503	-	-
Borrowings from Escarpment Village project loan	1	-	-
Borrowings from (repayments of) 7500 Rialto project loan, net	1,904	(735)	1,966
Borrowings from TIAA 7000 West project loan	12,000	-	-
Payments on 7000 West project loan	(11,942)	(785)	(175)
Purchase of mandatorily redeemable preferred stock	-	-	(7,633)
Net proceeds from exercise of stock options	795	64	26
Purchases of Stratus common shares	(248)	-	-
Net cash provided by (used in) financing activities	8,655	2,804	(1,283)

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Net increase (decrease) in cash and cash equivalents	(3,034)	2,052	(2,344)
Cash and cash equivalents at beginning of year	3,413	1,361	3,705
Cash and cash equivalents at end of year	379	3,413	1,361
Less cash restricted as to use	(124)	(207)	(388)
Unrestricted cash and cash equivalents at end of year	$255	$3,206	$973

Supplemental Information:
Interest paid	$3,178	$2,664	$2,323

The accompanying notes, which include information regarding noncash transactions, are an integral part of these financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 7,179 shares in 2004, 7,159 shares in 2003 and 7,155 shares in 2002	72	72	72
Exercise of stock options and restricted stock representing 105 shares in 2004, 19 shares in 2003 and 4 shares in 2002	-	-	-
Balance at end of year representing 7,284 shares in 2004, 7,179 shares in 2003 and 7,159 shares in 2002	72	72	72

Capital in excess of par value:
Balance at beginning of year	179,786	179,472	176,658
Exercise of stock options	835	99	70
Discount on purchase of mandatorily redeemable preferred stock (Note 3)	-	-	2,367
Restricted stock units granted, net of forfeitures (Note 7)	524	215	377
Balance at end of year	181,145	179,786	179,472

Accumulated deficit:
Balance at beginning of year	(92,089)	(92,109)	(91,588)
Net income (loss)	672	20	(521)
Balance at end of year	(91,417)	(92,089)	(92,109)

Unamortized value of restricted stock units:
Balance at beginning of year	(452)	(333)	-
Deferred compensation associated with restricted stock units, net of forfeitures (Note 7)	(524)	(215)	(377)
Amortization of related deferred compensation, net of forfeitures	135	96	44
Balance at end of year	(841)	(452)	(333)

Common stock held in treasury:
Balance at beginning of year representing 44 shares in 2004 and 42 shares in 2003 and 2002	(496)	(483)	(483)
Shares purchased representing 18 shares in 2004	(248)	-	-
Tender of 1 share in 2004 and 2003 for exercised stock options and restricted stock	(19)	(13)	-
Balance at end of year representing 63 shares in 2004, 44 shares in 2003 and 42 shares in 2002	(763)	(496)	(483)

Total stockholders’ equity	$88,196	$86,821	$86,619

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Operations and Basis of Accounting. The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted primarily in Austin, Texas, through its wholly owned subsidiaries and, until February 2002, through certain unconsolidated joint ventures (see “Investments in Unconsolidated Affiliates” below and Note 4). Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land, L.P.; Stratus 7000 West, Ltd.; Lantana Office Properties I, L.P.; Austin 290 Properties, Inc.; Avalon Realty Company, L.L.C.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments L.L.C., STRS Plano, L.P., Southwest Property Services L.L.C., Escarpment Village L.P.; Calera Court, L.P.; Meridian Development L.P.; Oly Stratus Barton Creek I JV; Stratus 7000 West JV and STRS L.L.C. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include estimates of future cash flow from development and sale of real estate properties, allocation of certain indirect costs, valuation allowances for deferred tax assets, useful lives for depreciation and amortization and abandonment costs for a previously owned oil and gas property. Actual results could differ from those estimates.

Cash Equivalents and Restricted Cash. Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. Restricted cash totaled $0.1 million at December 31, 2004 and $0.2 million at December 31, 2003 reflecting funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 7).

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

Notes Receivable from Property Sales. During 2003, Stratus’ developed property sales included the sale of a residential estate lot at Mirador for $0.5 million, for which Stratus received cash of $0.1 million and a promissory note of $0.4 million. In accordance with the installment sale method, Stratus recorded the $0.5 million sale and the $0.4 million note net of $0.3 million of deferred profits which Stratus recognized as it received principal payments. In 2004, Stratus received payment in full for this note.

Stratus’ developed property sales in 2004 included the sale of two residential estate lots at the Mirador subdivision for $0.7 million, for which Stratus received cash of $0.1 million and a promissory note of $0.6 million. Stratus also received a promissory note of $0.2 million for the $0.3 million sale of one residential estate lot at Mirador. The $0.6 million note, which has an annual interest rate of eight percent, requires three annual principal and interest payments with the final payment due in September 2007. The

$0.2 million note, which has an annual interest rate of 10 percent, requires monthly principal and interest payments and matures in July 2007. As of December 31, 2004, the balance for these notes receivable was $0.8 million.

Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale is stated at the lower of cost or fair value less costs to sell, and includes acreage, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus recorded capitalized interest of $2.4 million in 2004, $2.1 million in 2003 and $1.9 million in 2002.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws) and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including rental properties, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale, including undeveloped and developed properties, involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the long-lived asset to fair value less costs to sell is required. No impairment losses are reflected in the accompanying consolidated statements of income.

Accrued Property Taxes. Stratus estimates its property tax accrual based on prior year property tax payments and other current events that may impact the payment. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $1.6 million at December 31, 2004 and $2.1 million at December 31, 2003.

Depreciation. Office buildings are depreciated on a straight-line basis over their estimated 40-year life. Furniture, fixtures and equipment are depreciated on a straight-line basis over a five-year period.

Revenue Recognition. Revenues from property sales are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Stratus has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Stratus’ assessment of the buyer’s credit standing and Stratus’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it. Notes received in connection with land sales have not been discounted, as the purchase price was not significantly different from similar cash transactions.

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed. A summary of Stratus’ revenues follows:

	Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Revenues:
Undeveloped property sales	$9,192	$7,721	$4,354
Developed property sales	7,238	1,217	3,639
Rental income	4,039	3,755	2,487
Commissions, management fees and other	421	1,729	1,089
Total revenues	$20,890	$14,422	$11,569

Cost of Sales. Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows:

	Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Cost of undeveloped property sales	$5,678	$4,681	$2,014
Cost of developed property sales	3,504	683	1,422
Rental property costs	2,053	2,502	1,638
Allocation of indirect costs (see below)	2,130	2,446	2,880
Municipal utility district reimbursements	-	(1,180)	(116)
Depreciation	1,521	1,313	876
Other	(193)	(216)	(282)
Total cost of sales	$14,693	$10,229	$8,432

Municipal Utility District Reimbursements. Stratus receives municipal utility district (MUD) reimbursements from the City of Austin (the City) for certain infrastructure costs incurred. Prior to 1996, Stratus expensed infrastructure costs as incurred and in 1996, Stratus began capitalizing the infrastructure costs to the related properties. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of basis in real estate properties and are recorded as a reduction of the related asset’s balance. Stratus has agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and being able to obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. MUD reimbursements represent the actual amounts received.

Allocation of Overhead Costs. Stratus has historically allocated a portion of its overhead costs to both capital accounts (real estate, commercial leasing assets and facilities) and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital and sales and marketing for cost of sales). In accordance with paragraph 7 of SFAS No. 67, Stratus only capitalizes direct and indirect project costs associated with the acquisition, development, and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

Advertising Costs. Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.1 million in 2004 and 2003, and $0.2 million in 2002.

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

Earnings Per Share. The following table is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss)	$672	$20	$(521)
Add: Discount on purchase of mandatorily redeemable preferred stock (Note 3)	-	-	2,367
Net income applicable to common stock	$672	$20	$1,846

Weighted average common shares outstanding	7,196	7,124	7,116

Basic net income per share of common stock	$0.09	$-	$0.26

Weighted average common shares outstanding	7,196	7,124	7,116
Dilutive stock options	340	180	134
Restricted stock	34	11	-
Assumed conversion of preferred stock	-	-	142
Weighted average common shares outstanding for purposes of calculating diluted net income per share	7,570	7,315	7,392

Diluted net income per share of common stock	$0.09	$-	$0.25

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

Outstanding stock options excluded from the computation of diluted net income per share of common stock because their exercise prices were greater than the average market price of the common stock during the years presented are as follows:

	Years Ending December 31,
	2004	2003	2002
Outstanding options (in thousands)	63	229	456
Average exercise price	$13.97	$11.64	$10.15

Stock-Based Compensation Plans. As of December 31, 2004, Stratus has four stock-based employee and director compensation plans, which are described in Note 7. Stratus accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if Stratus had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation (in thousands, except per share amounts).

	Years Ended December 31,
	2004	2003	2002
Net income applicable to common stock, as reported	$672	$20	$1,846
Add: Stock-based employee compensation expense included in reported net income applicable to common stock for restricted stock units	148	96	44
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(667)	(750)	(779)
Pro forma net income (loss) applicable to common stock	$153	$(634)	$1,111

Earnings per share:
Basic - as reported	$0.09	$-	$0.26
Basic - pro forma	$0.02	$(0.09)	$0.16

Diluted - as reported	$0.09	$-	$0.25
Diluted - pro forma	$0.02	$(0.09)	$0.15

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model. The following table provides weighted average assumption information used to determine the fair value of Stratus’ stock option grants during the periods presented:

	2004	2003	2002
Options granted	117,500	77,500	159,399
Weighted average fair value for stock option grants	$10.29	$6.99	$6.03
Weighted average risk-free interest rate	4.39%	4.52%	4.77%
Weighted average expected volatility rate	48.7%	50.8%	52.9%

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

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Through December 31, 2004, Stratus accounted for grants of employee stock options under the recognition principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If Stratus had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method, Stratus’ net income would have been reduced by $0.5 million, $0.07 per diluted share, for 2004, $0.7 million, $0.09 per diluted share, for 2003 and $0.7 million, $0.10 per diluted share, for 2002 (see ”Stock-Based Compensation Plans,” above).

Stratus must adopt SFAS No. 123 (revised 2004) no later than July 1, 2005; however, Stratus can elect to adopt SFAS No. 123 (revised 2004) as early as January 1, 2005. Stratus is still reviewing the provisions of SFAS No. 123 (revised 2004) and has not yet determined if it will adopt SFAS No. 123 (revised 2004) before July 1, 2005.

2. Real Estate, Commercial Leasing Assets and Facilities, net

	December 31,
	2004	2003
	(In Thousands)
Property held for sale - developed or under development:
Austin, Texas area	$95,460	$88,495
Other areas of Texas	9,066	-
	104,526	88,495
Property held for sale - undeveloped:
Austin, Texas area	20,885	25,627
Other areas of Texas	34	85
	20,919	25,712

Property held for use:
Commercial leasing assets, net of accumulated depreciation of $4,739 in 2004 and $3,358 in 2003	21,195	21,440
Furniture, fixtures and equipment, net of accumulated depreciation of $422 in 2004 and $345 in 2003	481	245
Total property held for use	21,676	21,685
	$147,121	$135,892

At December 31, 2004, Stratus’ investment in real estate includes approximately 3,168 acres of land located in Austin, Plano and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consist of 1,914 acres of residential, multi-family and commercial property and 86 developed residential estate lots within the Barton Creek community. Stratus also holds approximately 463 acres of undeveloped residential, commercial and multi-family property within the Circle C Ranch (Circle C) community in Austin. Stratus’ other properties in the Circle C community are currently being developed and include Meridian, which is a residential project consisting of approximately 398 acres, and Escarpment Village, which is a 160,000-square-foot retail center consisting of approximately 62 acres. Stratus’ remaining Austin properties include 282 acres of commercial property in an area known as the Lantana tract, south of and adjacent to the Barton Creek community. Stratus’ Deerfield project in Plano, Texas, which is under development, consists of approximately 47 acres and 63 lots of residential property. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it; however, Stratus currently owns only three lots with homes built on them (Calera Court). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

Stratus’ office building costs include both the construction and land costs associated with its 75,000-square-foot office building at 7500 Rialto and the costs associated with the acquisition of the 140,000 square-foot Lantana Corporate Center, which Stratus purchased in February 2002.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

3. Mandatorily Redeemable Preferred Stock
Until February 2002, Stratus had outstanding 1,712,328 shares of mandatorily redeemable preferred stock, with a stated value of $5.84 per share or $10.0 million. In February 2002, Stratus purchased all of its outstanding mandatorily redeemable preferred stock for $7.6 million. In accordance with accounting rules, the discount of $2.4 million was recorded as capital in excess of par value on the balance sheet and increased net income applicable to common stock.

4. Investments in Unconsolidated Affiliates
Until February 2002, Stratus had investments in three joint ventures. Generally, Stratus owned an approximate 49.9 percent interest in each joint venture and Olympus Real Estate Corporation (Olympus) owned the remaining 50.1 percent interest. Accordingly, Stratus accounted for its investments in the joint ventures using the equity method of accounting (see Note 1). Stratus served as developer and manager for each project undertaken by the joint ventures and received development fees, sales commissions, and other management fees for its services. In February 2002, Stratus and Olympus reached an agreement in which Stratus purchased Olympus’ ownership interests in the jointly owned Austin, Texas, properties and Olympus purchased Stratus’ ownership interest in the jointly owned Houston, Texas, properties. The assets and liabilities of the acquired joint ventures are included in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The results of operations of the two acquired joint ventures are included in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003, and for the period from February 27, 2002 to December 31, 2002.

Lakeway Project
Since mid-1998, Stratus has provided development, management, operating and marketing services for the Lakeway development near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In 2001, Stratus entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and Stratus contributed $2.0 million as an investment in this project (Lakeway Project). In 2003, Stratus sold the last remaining 5-acre tract at the project ending the project. Under the agreement, Stratus received management and development fees and sales commissions, as well as a net profits interest in the Lakeway project. Lakeway Project distributions were made to Stratus as sales installments closed. Under terms of the agreement, Stratus received a 28 percent share in any Lakeway Project distributions until such distributions exceeded its initial investment in the project ($2.0 million) plus a stated annual rate of return and 40 percent thereafter.

Stratus received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from its involvement with the Lakeway Project, which represents the full return of Stratus’ $2.0 million investment and $0.9 million of income.

5. Long-Term Debt
	December 31,
	2004	2003
	(In Thousands)
Comerica credit facility, average rate 5.0% in 2004 and 4.9% in and 2003	$20,355	$20,872
Unsecured term loans, average rate 9.14% in 2004 and 9.25% in 2003	10,000	10,000
7500 Rialto Drive project loan, average rate 5.0% in 2004 and 4.4% in 2003	6,630	4,727
7000 West project loan, average rate 4.2% in 2003	-	11,940
TIAA 7000 West project loan	12,000	-
Calera Court project loan, average rate 5.0% in 2004	1,158	-
Deerfield loan, average rate 5.0% in 2004	5,503	-
Escarpment Village project loan	1	-
Total	55,647	47,539
Less: Current portion	(1,531)	(434)
Long-term debt	$54,116	$47,105

Comerica Credit Facility. In June 2004, Stratus modified its $30.0 million credit facility agreement with Comerica Bank (Comerica) to convert the $5.0 million term loan component to a revolver and to extend the maturity to May 2006. The entire $30.0 million revolver facility is now available for corporate purposes. The Mirador and Escala subdivision lots and the Calera Court courtyard homes within the Barton Creek community are currently serving as collateral for this credit facility.

Interest on the Comerica facility is variable and accrues at either the lender’s prime rate plus 1 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent at Stratus’ option. The credit facility agreement contains certain customary restrictions and is secured by a lien on all of Stratus’ real property assets and the future receipt of MUD reimbursements and other infrastructure receivables. The credit facility also contains covenants that prohibit the payment of dividends and impose certain other restrictions. As of December 31, 2004, Stratus was in compliance with such covenants.

Unsecured Term Loans. Stratus has two separate five-year, $5.0 million, unsecured term loans with First American Asset Management. Effective December 15, 2004, Stratus amended the two loans to extend their prior maturities of January 2006 and July 2006 to January 2008. In accordance with the amendment, interest now accrues on the loans at the interest rate of one-month LIBOR plus 4.5 percent and is payable monthly. On December 31, 2004, the interest rate was 6.9 percent. The prior interest rate was fixed at 9.25 percent.

7500 Rialto Drive Project Loan. In 2001, Stratus secured an $18.4 million project loan with Comerica for the construction of two office buildings at 7500 Rialto Drive located within the Lantana project in Austin, Texas. This variable-rate project loan facility, secured by the land and one office building was amended in January 2004 to extend the maturity to January 31, 2005, with the option to extend the loan for an additional one-year period, subject to certain conditions. Negotiation of an earlier amendment also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the elimination of the borrowings necessary to fund the construction of a second building at 7500 Rialto Drive. Upon finalizing an earlier amendment to this project loan in January 2003, Stratus repaid $1.4 million of its borrowings outstanding on the project facility, which reduced the commitment under the facility to $7.8 million. The January 2004 amendment required Stratus to repay $69,900 of borrowings outstanding and reduced the commitment under the project loan by $0.2 million to $7.6 million. As of December 31, 2004, Stratus has $6.6 million outstanding under the project loan. Under the terms of the January 2004 amendment, effective January 31, 2005, Stratus extended the project loan’s maturity to January 31, 2006.

7000 West Project Loan. Stratus has a project loan associated with the construction of the 140,000-square-foot Lantana Corporate Center office complex at 7000 West. This variable rate, nonrecourse loan is secured by the approximate 11 acres of real estate and the two completed and fully-leased office buildings at 7000 West. The loan has been amended on several occasions, most recently on January 31, 2004, to extend the project loan’s maturity to January 31, 2005. In December 2004, Stratus paid the remaining outstanding balance of the project loan with the proceeds from a $12.0 million loan from Teachers Insurance and Annuity Association of America (TIAA). The TIAA loan matures in January 2015, and interest accrues monthly at a fixed annual rate of 5.7 percent.

Calera Court Project Loan. In September 2003, Stratus finalized a $3.0 million project loan with Comerica to fund the construction of courtyard homes at Calera Court. At December 31, 2004, Stratus has $1.2 million outstanding under the Calera Court project loan, for which the three remaining courtyard homes at Calera Court are serving as collateral. The project loan will mature in September 2005.

Deerfield Loan. On February 27, 2004, Stratus entered into a loan agreement (Deerfield loan) with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions. The timing of advances from and payments on the loan coincides with the development and lot purchase schedules. As of December 31, 2004, borrowings outstanding under the Deerfield loan totaled $5.5 million, which proceeds financed a portion of the acquisition and the initial development costs of the Deerfield property.

Escarpment Village Project Loan. In December 2004, Stratus executed a Promissory Note and a Construction Loan Agreement with Comerica for an $18.5 million loan to be used for the construction of a 160,000-square-foot retail project, which Stratus refers to as Escarpment Village. The loan has a maturity date of June 2007, with a one-year extension option subject to certain terms and conditions. As of December 31, 2004, Stratus’ borrowings outstanding under the loan were $1,000.

Maturities. Maturities of long-term debt instruments based on the amounts and terms outstanding at December 31, 2004, totaled $1.5 million in 2005, $27.1 million in 2006, $5.8 million in 2007, $10.3 million in 2008, $0.3 million in 2009 and $10.8 million thereafter. The $27.1 million maturing in 2006 includes $20.4 million of the Comerica credit facility and $6.6 million of the 7500 Rialto Drive project loan.

6. Income Taxes
Income taxes are recorded pursuant to SFAS No. 109, “Accounting for Income Taxes.” The components of deferred taxes follow:

	December 31,
	2004	2003
	(In Thousands)
Deferred tax assets:
Net operating loss credit carryfowards (expire 2007-2023)	$12,561	$12,478
Real estate and facilities, net	6,060	8,215
Alternative minimum tax credits and depletion allowance (no expiration)	813	813
Other future deduction carryforwards (expire 2005-2009)	368	277
Valuation allowance	(19,802)	(21,783)
	$-	$-

Realization of deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In addition, under the provisions of the Internal Revenue Code, certain substantial changes in Stratus’ ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years. Stratus believes that it is more likely than not that the loss carryforwards may expire unused and, accordingly, has established a valuation allowance of $19.8 million and $21.8 million at December 31, 2004 and 2003, respectively.

Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the recorded income tax provision follow:

	Years Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Income tax provision computed at the federal statutory income tax rate	$235	35%	$7	35%	$(182)	(35)%
Adjustments attributable to:
Change in valuation allowance	(1,981)	(295)	(450)	(2,250)	402	77
State taxes and other	1,746	260	443	2,215	(220)	(42)
Income tax provision	$-	-%	$-	-%	$-	-%

7. Stock Options, Equity Transactions and Employee Benefits
Stock Options. Stratus’ Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (RSUs) (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see below), representing 975,000 shares of Stratus common stock at no less than market value at time of grant. In May 2002, Stratus’ shareholders approved the 2002 Stock Incentive Plan (the 2002 Stock Option Plan), which provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock. Generally, stock-based compensation awards, excluding RSUs, are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. At December 31, 2004, 101,683 options were available for new grants under the Plans. A summary of stock options outstanding follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Option	Of	Option	of	Option
	Options	Price	Options	Price	Options	Price
Balance at January 1	1,004,774	$8.34	935,962	$8.14	787,550	$8.01
Granted	117,500	15.83	77,500	10.54	159,399	8.81
Exercised	(90,639)	8.22	(8,688)	7.30	(4,125)	6.35
Expired/Forfeited	(23,201)	9.43	-	-	(6,862)	9.10
Balance at December 31	1,008,434	9.19	1,004,774	8.34	935,962	8.14

Summary information of stock options outstanding at December 31, 2004 follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Option	Number	Option
Prices	of Options	Life	Price	Of Options	Price
$3.00 to $3.63	131,250	1.0 year	$3.12	131,250	$3.12
$5.25 to $7.81	205,875	3.2 years	6.97	205,875	6.97
$8.06 to $10.56	412,809	7.0 years	9.26	288,810	9.12
$12.38 to $16.02	258,500	8.2 years	13.95	141,000	12.38
	1,008,434			766,935

Restricted Stock Units. Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost. The Board of Directors authorized the issuance of 22,726 RSUs, on January 17, 2002, 20,000 RSUs on both December 17, 2003 and 2002, and 35,000 RSUs on December 30, 2004. The RSUs will be converted into shares of Stratus common stock ratably on the anniversary date of each award over the following four years. Upon issuance of the RSUs, unearned compensation equivalent to the market value at the date of grant (calculated using the average of the high and low quoted market prices for Stratus’ common stock on that date) of approximately $0.6 million in 2004, $0.2 million in 2003 and $0.4 million ($0.2 million for each grant) in 2002 was recorded as deferred compensation in stockholders’ equity and will be amortized to expense over the four-year vesting periods. Stratus recorded approximately $134,300 in 2004, $96,000 in 2003 and $44,000 in 2002 of this deferred compensation as general and administrative expense.

Share Purchase Program. In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. During 2004, Stratus purchased 18,389 shares of its common stock for $0.2 million (a $13.47 per share average) under its share purchase program. In 2005 through March 23, Stratus purchased 19,265 shares of its common stock for $0.3 million, an average of $16.45 per share, and 662,346 shares remain available under its share purchase program.

Stock Split Transactions. In May 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. Stratus funded $0.5 million into a restricted cash account to purchase 42,000 post-stock split shares of its common stock. At December 31, 2004, the funding for the remaining purchased shares is shown as $0.1 million of restricted cash on the consolidated balance sheet.

Employee Benefits. Stratus maintains a 401(k) defined contribution plan and a money purchase plan that are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The plans were amended, effective September 1, 2003, to merge the money purchase plan into the 401(k) plan. The amended 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary. The 401(k) plan also provides for the money purchase contribution to be discretionary. Matching and money purchase contributions were $0.2 million in 2004, 2003 and 2002.

8. Commitments and Contingencies
Construction Contracts. Stratus had commitments under non-cancelable open contracts totaling $3.0 million at December 31, 2004. In January 2005, Stratus entered into an $8.5 million contract with a one-year term for the construction of Escarpment Village at Circle C. In January 2005, Stratus also executed four construction contracts with one-year terms totaling $3.5 million for paving and utilities work at Circle C in connection with the development of the first 134 lots of the Meridian project and the construction of the first phase of the main boulevard in Meridian.

Operating Lease. As of December 31, 2004, Stratus’ minimum annual contractual payments under its non-cancelable long-term operating lease for its office space which extends to 2008 totaled $77,000 in 2005, 2006, 2007 and $7,000 in 2008. Total rental expense under Stratus’ operating lease amounted to $77,100 in 2004 and 2003 and $71,200 in 2002.

Circle C Settlement. On August 1, 2002, the City granted final approval of a development agreement (the Circle C Settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C Settlement firmly establishes all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. These approvals permit development of one million square feet of commercial space and 1,730 residential units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects. As of December 31, 2004, Stratus has permanently used approximately $1.7 million of its City-based development fee credits, including amounts sold to third parties totaling $1.0 million during 2004 which are included in Real Estate Operations’ revenues. Fee credits used for the development of Stratus’ properties effectively reduce the eventual basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $4.7 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2004. Unencumbered Credit Bank capacity was $8.6 million at December 31, 2004.

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

Stratus sold its remaining oil and gas properties in 1993. In connection with the sale of one oil and gas property, Stratus indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. Whether or not Stratus ultimately will incur any cost as a result of this indemnification is uncertain and will depend on a number of factors beyond its control, including actual oil and gas produced, oil and gas prices received and the level of operating and abandonment costs incurred by the third-party operator over the life of the property. Stratus periodically assesses the reasonableness of amounts recorded for this liability through the use of information obtained from the operator of the property; however, the availability of such information is limited, and there are numerous uncertainties involved in estimating the related future revenues, operating and abandonment costs. Based on its assessment of the available information, Stratus has determined that a loss is probable and Stratus has recorded a liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, representing its best estimate of this potential liability. The carrying value of this liability may be adjusted in future periods as additional information becomes available, but our current estimate is that this liability will not exceed $8.0 million.

9. Business Segments
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed or under development and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community; its Circle C community properties; and until their sale in August 2003, the properties in Lantana other than its office buildings. In addition, the 68-acre Deerfield property in Plano, Texas, which Stratus acquired in January 2004, is included in the Real Estate Operations segment.

Stratus’ Commercial Leasing segment was established when Stratus acquired Olympus’ 50.1 percent interest in 7000 West in February 2002. The Commercial Leasing segment currently includes the 140,000-square-foot Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ 75,000-square-foot office building at 7500 Rialto Drive. In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings. Previously, Stratus had outsourced its property management functions to a property management firm. Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest

Property Services L.L.C. is performing all property management responsibilities. The occupancy rate at the 7500 Rialto Drive office building was 97 percent at December 31, 2004, compared with approximately 37 percent at December 31, 2003.

The segment data presented below (in thousands) was prepared on the same basis as the consolidated financial statements. Real Estate Operations was Stratus’ only operating segment until February 27, 2002, as discussed above.
	Real Estate Operations[a]	Commercial Leasing[b]	Other		Total
Year Ended December 31, 2004:
Revenues	$16,851	$4,039	$-		$20,890
Cost of sales, excluding depreciation	(11,119)	(2,053)	-		(13,172)
Depreciation	(123)	(1,398)	-		(1,521)
General and administrative expense	(3,788)	(849)	-		(4,637)
Operating income (loss)	$1,821	$(261)	$-		$1,560
Capital expenditures	$21,463	$1,135	$-		$22,598
Total assets	$125,445	$21,676	$5,740	[c]	$152,861

Year Ended December 31, 2003:
Revenues	$10,667	$3,755	$-		$14,422
Cost of sales, excluding depreciation	(6,414)	(2,502)	-		(8,916)
Depreciation	(98)	(1,215)	-		(1,313)
General and administrative expense	(3,555)	(458)	-		(4,013)
Operating income (loss)	$600	$(420)	$-		$180
Capital expenditures	$11,566	$933	$-		$12,499
Total assets	$114,207	$21,685	$6,538	[c]	$142,430

Year Ended December 31, 2002:
Revenues	$9,082	$2,487	$-		$11,569
Cost of sales, excluding depreciation	(5,918)	(1,638)	-		(7,556)
Depreciation	(113)	(763)	-		(876)
General and administrative expense	(3,834)	(449)	-		(4,283)
Operating income (loss)	$(783)	$(363)	$-		$(1,146)
Capital expenditures	$13,128	$2,075	$-		$15,203
Total assets	$111,608	$21,575	$6,257	[c]	$139,440

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Although the office building at 7500 Rialto Drive opened during the third quarter of 2002, initial revenues from the building were not earned until the first quarter of 2003.
c.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.

Stratus receives revenues under operating leases for its three office buildings within the Lantana project. Stratus has one tenant with over ten percent of total consolidated revenues in at least one of the past three years, totaling 12 percent in 2004, 16 percent in 2003 and 13 percent in 2002. As of December 31, 2004, Stratus’ minimum annual rental income, under noncancelable long-term leases which extend to 2010, totaled $3.5 million in 2005, $3.2 million in 2006, $2.3 million in 2007, $1.3 million in 2008, $0.9 million in 2009 and $0.3 million thereafter.

10. Quarterly Financial Information (Unaudited)

		Operating Income	Net Income	Net Income (Loss) Per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2004
1st Quarter	$1,947	$(1,580)	$(1,805)	$(0.25)	$(0.25)
2nd Quarter	4,227	(269)	(489)	(0.07)	(0.07)
3rd Quarter	4,859	778	557	0.08	0.07
4th Quarter	9,857	2,631	2,409	0.33	0.32
	$20,890	$1,560	$672	0.09	0.09

2003
1st Quarter	$2,696	$(151)	$(340)	$(0.05)	$(0.05)
2nd Quarter	1,499	(1,042)	(1,161)	(0.16)	(0.16)
3rd Quarter	7,622	1,855	2,220	0.31	0.30
4th Quarter	2,605	(482)	(699)	(0.10)	(0.10)
	$14,422	$180	$20	-	-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic SEC filings.

(b)  Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information set forth under the captions “Corporate Governance” and “Information About Nominee and Other Directors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2005 Annual Meeting to be held on May 12, 2005, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately-captioned heading after Item 4 in Part I of this report.

Item 11. Executive Compensation
The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the SEC, relating to our 2005 Annual Meeting to be held on May 12, 2005, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Proposal to Adopt the 2005 Stock Incentive Plan” of our definitive Proxy Statement to be filed with the SEC, relating to our 2005 Annual Meeting to be held on May 12, 2005, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
None.

Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2005 Annual Meeting to be held on May 12, 2005, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements. Reference is made to Item 8 hereof.

(a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof. Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ William H. Armstrong III
William H. Armstrong III
Chairman of the Board, President
and Chief Executive Officer

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William H. Armstrong III	Chairman of the Board, President
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

*	Senior Vice President
John E. Baker	and Chief Financial Officer (Principal Financial Officer)

*	Vice President and Controller
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
James C. Leslie

*	Director
Michael D. Madden

*	Director
Bruce G. Garrison

*By:  /s/ William H. Armstrong III
William H. Armstrong III
Attorney-in-Fact

Date: March 29, 2005

S-1

STRATUS PROPERTIES INC.
INDEX TO FINANCIAL STATEMENTS

The financial statements in the schedule listed below should be read in conjunction with the financial statements of Stratus contained elsewhere in this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-1
Schedule III-Real Estate, Commercial Leasing Assets and Facilities and Accumulated Depreciation	F-2

Schedules other than the one listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of
Stratus Properties Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 29, 2005 appearing in the 2004 Annual Report to Shareholders of Stratus Properties Inc. on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Austin, Texas
March 29, 2005

Stratus Properties Inc.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2004
(In Thousands)

			Cost		Gross Amounts at
	Initial Cost		Capitalized		December 31, 2004			Number of Lots
		Bldg. and	Subsequent to			Bldg. and		and Acres		Accumulated	Year
	Land	Improvements	Acquisitions		Land	Improvements	Total	Lots	Acres	Depreciation	Acquired
Developed or Under Development[a,b]
Barton Creek, Austin, TX	$20,504	$-	$52,280		$72,784	$-	$72,784	86	1,443	$-	-
Deerfield, Plano, TX	6,876	-	2,190		9,066	-	9,066	63	47	-	2004
Circle C, Austin, TX	5,906	-	9,434		15,340	-	15,340	-	460	-	1992
Lantana, Austin, TX	1,057	-	6,279		7,336	-	7,336	-	134	-	1994
Undeveloped[c]
Camino Real, San Antonio, TX	23	-	11		34	-	34	-	2	-	1990
Barton Creek, Austin, TX	6,371	-	1,189		7,560	-	7,560	-	471	-	1988
Lantana, Austin, TX	1,053	-	1,926	[d]	2,979	-	2,979	-	148	-	1994
Circle C, Austin, TXe	6,439	-	3,907		10,346	-	10,346	-	463	-	1992
Held for Use
7000 West, Austin, TXe	1,164	13,950	514		1,164	14,464	15,628	-	-	3,877	2002
7500 Rialto Drive, Austin, TXe	104	10,203	-		104	10,203	10,307	-	-	862	2002
Corporate offices, Austin ,TX	-	902	-			902	902	-	-	422	-
	$49,497	$25,055	$77,730		$126,713	$25,569	$152,282	149	3,168	$5,161

a.	Includes 41 developed lots in the Wimberly Lane Phase II subdivision, 19 developed lots in the Mirador subdivision, and 10 developed lots in the Escala subdivision.
b.	Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.
c.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.
d.	Includes the Circle C community real estate.
e.	Includes land and construction costs of the office buildings comprising the commercial leasing business segment.

Stratus Properties Inc.
Notes to Schedule III

(1) Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In Thousands)
Balance, beginning of year	$139,595	$135,739	$110,364
Acquisitions	7,026	-	21,054
Improvements and other	14,599	8,829	7,536
Cost of real estate sold	(8,938)	(4,973)	(3,215)
Balance, end of year	$152,282	$139,595	$135,739

The aggregate net book value for federal income tax purposes as of December 31, 2004 was $163,541,994.

(2) Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In Thousands)
Balance, beginning of year	$3,703	$2,556	$322
Retirement of assets	(63)	(166)	(23)
Previously unconsolidated assets (Note 2)	-	-	1,381
Depreciation expense	1,521	1,313	876
Balance, end of year	$5,161	$3,703	$2,556

Depreciation of buildings and improvements reflected in the statements of income is calculated over estimated lives of 40 years.

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

10.3	Guaranty Agreement dated February 24, 2000, by and between Stratus Properties Inc. and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to Stratus’ 2000 First Quarter Form 10-Q.

10.4
Amended Loan Agreement dated December 27, 2000, by and between Stratus Properties Inc. and Comerica-Bank Texas. Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2000 (Stratus’ 2000 Form 10-K).

10.5
Second Amendment to Loan Agreement dated December 18, 2001, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land Corp. and Austin 290 Properties Inc. collectively as borrower and Comerica Bank-Texas, as lender. Incorporated by Reference to Exhibit 10.23 to Stratus’ 2001 Form 10-K.

10.6
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

10.7
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

10.8
Third Amendment to Promissory Note dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.17 to Stratus’ 2004 Second Quarter Form 10-Q.

10.9
Third Amendment to Revolving Credit Note dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.18 to Stratus’ 2004 Second Quarter Form 10-Q.

10.10
Third Amendment to Loan Agreement dated June 23, 2004, by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower, and Comerica Bank, as bank. Incorporated by reference to Exhibit 10.19 to Stratus’ 2004 Second Quarter Form 10-Q.

10.11
Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to Stratus’ 2000 Form 10-K.

10.12
Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.13	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.14
Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to Stratus’ 2003 First Quarter Form 10-Q.

10.15
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.20 to Stratus’ 2003 Form 10-K.

10.16	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.17
Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Third Quarter Form 10-Q.

10.18
Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2002.

Executive Compensation Plans and Arrangements (Exhibits 10.19 through 10.28)

10.19	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.20	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.21	Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Form 10-K.

10.22	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2003 Form 10-K.

10.23	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to Stratus’ 2004 Second Quarter Form 10-Q.

10.24	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.33 to Stratus’ 2004 Second Quarter Form 10-Q.

10.25	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2003 Form 10-K.

10.26	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.35 to Stratus’ 2004 Second Quarter Form 10-Q.

10.27	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.36 to Stratus’ 2004 Second Quarter Form 10-Q.

10.28	Stratus Director Compensation.

14.1	Ethics and Business Conduct Policy. Incorporated by reference to Exhibit 14.1 to Stratus’ 2003 Form 10-K.

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.