Form 10-Q
period 2005-03-31
STRATUS PROPERTIES INC
filed 2005-05-13
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 0-19989

Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

98 San Jacinto Blvd., Suite 220
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(512) 478-5788
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ___ No X

On March 31, 2005, there were issued and outstanding 7,207,604 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$123 and $124, respectively	$1,032	$379
Accounts receivable	242	345
Prepaid expenses	90	40
Notes receivable from property sales	47	47
Total current assets	1,411	811
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	113,393	104,526
Property held for sale - undeveloped	17,068	20,919
Property held for use, net	21,356	21,676
Other assets	4,350	4,140
Notes receivable from property sales	783	789
Total assets	$158,361	$152,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,811	$1,343
Accrued interest, property taxes and other	2,074	2,390
Current portion of long-term debt	7,913	1,531
Total current liabilities	14,798	5,264
Long-term debt	51,156	54,116
Other liabilities	5,349	5,285
Stockholders’ equity	87,058	88,196
Total liabilities and stockholders' equity	$158,361	$152,861

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Real estate	$2,252	$972
Rental income	1,220	828
Commissions, management fees and other	158	147
Total revenues	3,630	1,947
Cost of sales:
Real estate, net	1,892	1,113
Rental	608	689
Depreciation	418	345
Total cost of sales	2,918	2,147
General and administrative expenses	1,357	1,380
Total costs and expenses	4,275	3,527
Operating loss	(645)	(1,580)
Interest expense, net	(294)	(237)
Interest income	27	12
Net loss applicable to common stock	$(912)	$(1,805)

Basic and diluted net loss per share of common stock	$(0.13)	$(0.25)

Basic and diluted average shares of common stock outstanding	7,216	7,147

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flow from operating activities:
Net loss	$(912)	$(1,805)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	418	345
Cost of real estate sold	1,442	718
Stock-based compensation	70	42
Long-term notes receivable and other	(205)	(119)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	53	730
Accounts payable, accrued liabilities and other	3,216	(369)
Net cash provided by (used in) operating activities	4,082	(458)

Cash flow from investing activities:
Purchases and development of real estate properties	(6,458)	(9,488)
Development of commercial leasing properties and other expenditures	(98)	(323)
Net cash used in investing activities	(6,556)	(9,811)

Cash flow from financing activities:
Borrowings from revolving credit facility	6,500	3,228
Payments on revolving credit facility	(2,447)	(816)
Borrowings from project loans	468	5,852
Payments on project loans	(1,100)	(44)
Net proceeds from exercise of stock options	41	136
Purchases of Stratus common shares	(335)	-
Net cash provided by financing activities	3,127	8,356
Net increase (decrease) in cash and cash equivalents	653	(1,913)
Cash and cash equivalents at beginning of year	379	3,413
Cash and cash equivalents at end of period	1,032	1,500
Less cash restricted as to use	(123)	(204)
Unrestricted cash and cash equivalents at end of period	$909	$1,296

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2004 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at March 31, 2005 and December 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARDS
Refer to Note 1 of the Stratus 2004 Form 10-K for information regarding Stratus’ accounting for share-based payments, including stock options. Through March 31, 2005, Stratus has accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, Stratus’ net loss would have been increased by $0.2 million for the first quarter of 2005 and $0.1 million for the first quarter of 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. Stratus is still reviewing the provisions of SFAS No. 123R and has not yet determined if it will adopt SFAS No. 123R before January 1, 2006.

3.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the net loss applicable to common stock by the weighted average number of common shares outstanding during the period.

Stock options representing 431,000 shares in the first quarter of 2005 and 309,000 shares in the first quarter of 2004 that otherwise would have been included in the first-quarter 2005 and 2004 earnings per share calculations were excluded because of the net losses reported for the periods. Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are also excluded from the computation of diluted net loss per share of common stock and are shown below.

	First Quarter
	2005	2004
Outstanding options (in thousands)	-	141
Average exercise price	-	$12.38

Stock-Based Compensation Plans. As of March 31, 2005, Stratus had four stock-based employee and director compensation plans, which are described in Note 7 of the Stratus 2004 Form 10-K. Stratus accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net loss and loss per share if Stratus had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2005	2004
Net loss applicable to common stock, as reported	$(912)	$(1,805)
Add: Stock-based employee compensation expense
included in reported net loss applicable to common
stock for restricted stock units	68	37
Deduct: Total stock-based employee compensation
expense determined under fair value-based method for
all awards	(233)	(157)
Pro forma net loss applicable to common stock	$(1,077)	$(1,925)

Loss per share:
Basic and diluted - as reported	$(0.13)	$(0.25)
Basic and diluted - pro forma	$(0.15)	$(0.27)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model. There were no stock option grants during the first quarters of 2005 and 2004. See Note 2 above and Note 1 of the Stratus 2004 Form 10-K for a discussion of the requirements of SFAS No. 123R.

4.	DEBT OUTSTANDING
At March 31, 2005, Stratus had total debt of $59.1 million, including $7.9 million of current debt, compared to total debt of $55.6 million, including $1.5 million of current debt, at December 31, 2004. Stratus’ debt outstanding at March 31, 2005 consisted of the following:

•	$24.4 million of net borrowings under the $30.0 million Comerica credit facility, which will mature in May 2006.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.6 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2006.

•	$12.0 million of net borrowings under the Teachers Insurance and Annuity Association of America (TIAA) 7000 West project loan, which will mature in January 2015.

•
$1.1 million of net borrowings under the $3.0 million Calera Court project loan, for which the three remaining courtyard homes at Calera Court are serving as collateral. This project loan will mature in September 2005.

•
$5.0 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$1,000 of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

In addition, Stratus has a $22.8 million commitment, which will be available in October 2005, from TIAA for a 30-year mortgage for the completed Escarpment Village.

For a discussion of Stratus’ debt see Note 5 of the Stratus 2004 Form 10-K.

5.	RESTRICTED CASH AND INTEREST COST
Restricted Cash. Restricted cash totaled $0.1 million at March 31, 2005 and December 31, 2004, reflecting funds held for payment of fractional shares resulting from Stratus’ May 2001 stock split (see Note 7 of the Stratus 2004 Form 10-K).

Interest Cost. Interest expense excludes capitalized interest of $0.5 million in the first quarter of 2005 and $0.6 million in the first quarter of 2004.

6.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and the Lantana project. In addition, the Deerfield property in Plano, Texas is included in the Real Estate Operations segment.

The Commercial Leasing segment includes the 140,000-square-foot Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings. Previously, Stratus had outsourced its property management functions to a property management firm. Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest Property Services L.L.C. is performing all property management responsibilities. The occupancy rate at Stratus’ 7500 Rialto Boulevard office building doubled to approximately 100 percent at March 31, 2005 from 50 percent at March 31, 2004.

The segment data presented below (in thousands) was prepared on the same basis as the consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
Three Months Ended March 31, 2005:
Revenues	$2,410	$1,220	$-		$3,630
Cost of sales, excluding depreciation	(1,892)	(608)	-		(2,500)
Depreciation	(38)	(380)	-		(418)
General and administrative expenses	(1,112)	(245)	-		(1,357)
Operating loss	$(632)	$(13)	$-		$(645)
Capital expenditures	$6,458	$98	$-		$6,556
Total assets	$130,461	$21,356	$6,544	[b]	$158,361

Three Months Ended March 31, 2004:
Revenues	$1,119	$828	$-		$1,947
Cost of sales, excluding depreciation	(1,113)	(689)	-		(1,802)
Depreciation	(25)	(320)	-		(345)
General and administrative expenses	(1,127)	(253)	-		(1,380)
Operating loss	$(1,146)	$(434)	$-		$(1,580)
Capital expenditures	$9,488	$323	$-		$9,811
Total assets	$122,247	$22,393	$4,014	[b]	$148,654

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.

7.	COMMITMENTS
In January 2005, Stratus entered into an $8.5 million contract with a one-year term for the construction of Escarpment Village at the Circle C community. In January 2005, Stratus also executed four construction contracts with one-year terms totaling $3.5 million for paving and utilities work at the Circle C community in connection with the development of the first 134 lots of the Meridian project and the construction of the first phase of the main boulevard in Meridian.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of March 31, 2005, and the related consolidated statements of operations and of cash flows for each of the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stratus Properties Inc. as of December 31, 2004, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 29, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
May 12, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2004 Annual Report on Form 10-K (2004 Form 10-K). The operating results summarized in this report are not necessarily indicative of our future operating results.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are in southwest Austin, Texas. Our most significant holding is the 1,914 acres of residential, multi-family and commercial property and 84 developed residential lots located within the Barton Creek community. We own an additional 426 acres of undeveloped residential, commercial and multi-family property and 37 acres of developed commercial property within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development consisting of approximately 384 acres at March 31, 2005, and Escarpment Village, which is a retail center consisting of approximately 62 acres. Our remaining Austin holdings consist of 282 acres of commercial property and three fully leased office buildings in the Lantana project. The office buildings include a 75,000-square foot building at 7500 Rialto Boulevard, and two 70,000-square foot buildings at 7000 West William Cannon Drive, known as the Lantana Corporate Center. In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At March 31, 2005, our Deerfield property consists of approximately 47 acres of residential land, which is being developed, and 47 residential lots.

DEVELOPMENT AND OTHER ACTIVITIES

We are working with Advanced Micro Devices, Inc. (NYSE: AMD) on site planning and related matters necessary to develop a proposed project at our Lantana project in southwest Austin. The project consists of approximately 825,000 square feet of office and related uses located on a 59-acre site at the southeast corner of West William Cannon Drive and Southwest Parkway. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately three million square feet of office and retail use on 282 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out. Development of the AMD project is subject to several conditions, including finalizing definitive agreements and securing financing.

At March 31, 2005, our 75,000-square-foot office building at 7500 Rialto Boulevard is fully leased. As demand for office space within Lantana has increased, we plan to commence construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard during 2005, subject to securing suitable tenant leases.

The City of Austin (the City) selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project is planned for retail, office and residential uses. We have entered an exclusive negotiation period with the City to reach agreement on the project’s design and transaction terms and structure. Subject to successful negotiations with the City, we plan to pursue this project in partnership with nationally recognized office, retail and apartment developers.

In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots, which was used to pay ongoing development costs of the lots. The deposit will be recognized as income as lots are sold. The lots will be sold on an installment basis, with six lots to be sold upon substantial completion of subdivision utilities, and then three lots per quarter beginning 150 days after the sale of the initial lots. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing upon substantial completion of development. Subdivision streets and utilities were completed in October 2004. The initial lot closings occurred in December 2004. Scheduled homebuilder sales during the remainder of 2005 total nine lots for $1.4 million, including three lots for $0.5 million in the second quarter of 2005. Wimberly Lane Phase II also includes six estate lots, each averaging approximately five acres, which we are retaining and marketing. Estate lot sales in 2005 through April 30 include three lots (one in the first quarter and two in April) for $0.8 million.

In January 2004, we acquired the Deerfield property for $7.0 million. The property is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, we were paid $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but would be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $4.8 million in remaining availability under the loan at March 31, 2005. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule with 16 lot sales closing in the first quarter of 2005. Under the agreement terms, we expect to complete 60 lot sales for $3.7 million during the remainder of 2005.

We have commenced development activities at the Circle C community based on the entitlements set forth in our Circle C Settlement with the City, which permits development of one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which is currently under development, includes 134 lots and substantial completion is projected prior to year-end. Development of the second phase of approximately 134 lots will commence in the third quarter of 2005, with completion projected by early 2006. We estimate our sales from the first phase of Meridian to total at least 14 lots for $0.9 million during the remainder of 2005.

In addition, several retail sites at the Circle C community have received final City approvals and are being developed. Zoning for Escarpment Village, a 160,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction has commenced with completion expected by year-end. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village, as well as a $22.8 million commitment from the Teachers Insurance and Annuity Association of America (TIAA) for a long-term mortgage for the completed project.

During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community, one of which was sold in the first quarter of 2004. Calera Court, the initial phase of the “Calera Drive” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera Drive, consisting of 53 single-family lots, has received final plat and construction permit approval. The development of these lots, many of which adjoin the Fazio Canyons Golf Course, has commenced. Development of the third and last phase of Calera Drive, which will include approximately 70 single-family lots, is not expected to commence until after 2005. Funding for the construction of courtyard homes at Calera Court is provided by a $3.0 million project loan, which we established with Comerica in September 2003.

During the first quarter of 2004, we executed leases that brought our 7500 Rialto Boulevard office building to 90 percent occupancy in July 2004, and at March 31, 2005, the office building was fully leased. In March 2004, we formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function. Although there may be some higher costs during the initial transition, we anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	First Quarter
	2005	2004
Revenues:
Real estate operations	$2,410	$1,119
Commercial leasing	1,220	828
Total revenues	$3,630	$1,947

Operating loss	$(645)	$(1,580)

Net loss	$(912)	$(1,805)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 6 of Notes to Consolidated Financial Statements). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	First Quarter
	2005	2004
Revenues:
Developed property sales	$2,252	$972
Commissions, management fees and other	158	147
Total revenues	2,410	1,119

Cost of sales	(1,930)	(1,138)
General and administrative expenses	(1,112)	(1,127)

Operating loss	$(632)	$(1,146)

Developed Property Sales. Developed property sales for the first quarter of 2005 included 16 lots at Deerfield for $1.0 million, a residential estate lot at the Escala Drive subdivision for $0.9 million and a lot at the Wimberly Lane Phase II subdivision for $0.3 million. Developed property sales for the first quarter of 2004 included sales of a residential estate lot at the Mirador subdivision for $0.4 million and the first courtyard home at Calera Court for $0.6 million.

Commissions, Management Fees and Other. Commissions, management fees and other revenues included sales of our development fee credits to third parties totaling $0.1 million in the first quarters of 2005 and 2004. We received these development fee credits as part of the Circle C Settlement (see Note 8 of our 2004 Form 10-K).

Cost of Sales. The increase in first-quarter 2005 cost of sales compared to the 2004 period primarily relates to the increase in developed property sales in the first quarter of 2005.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	First Quarter
	2005	2004
Rental income	$1,220	$828
Rental property costs	(608)	(689)
Depreciation	(380)	(320)
General and administrative expenses	(245)	(253)
Operating loss	$(13)	$(434)

Rental Income. In the first quarter of 2005, rental income from the 7000 West office buildings totaled $0.9 million, compared to $0.7 million for the 2004 period. Rental income includes common area maintenance (CAM) revenues, which consist of property taxes, utilities, insurance and general building maintenance costs allocated to tenants. The CAM-related costs billed to tenants during the first quarter of 2005 increased to $0.4 million compared to $0.2 million in the 2004 period primarily because of higher utility costs in 2005, and lower property taxes and credits for final adjustments in the first quarter of 2004. In the first quarter of 2005, we earned $0.3 million in rental income from the 7500 Rialto Boulevard office building, compared to $0.1 million for the 2004 period, as the occupancy rate doubled to approximately 100 percent in the first quarter of 2005 from 50 percent in the first quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of First-Quarter 2005 and 2004 Cash Flows
Although we have a working capital deficit, we believe that we have adequate funds from our revolving credit facility and projected operating cash flows to meet our working capital requirements. Additionally, we expect to restructure our 7500 Rialto Boulevard project loan ($6.6 million balance at March 31, 2005) prior to its maturity in January 2006 together with long-term financing for our proposed second 75,000-square-foot office building at 7500 Rialto Boulevard. Operating activities provided cash of $4.1 million during the first quarter of 2005, compared to a use of $0.5 million during the first quarter of 2004. Compared to the 2004 period, operating cash flows improved primarily because of the increase in sales activities and working capital changes.

Cash used in investing activities totaled $6.6 million during the first quarter of 2005, compared to $9.8 million during the first quarter of 2004. We acquired our Deerfield property for $7.0 million in the first quarter of 2004 and continued to develop the property in the first quarter of 2005. Other real estate expenditures for the first quarters of 2005 and 2004 included improvements to certain properties in the Barton Creek and Circle C communities. Development of our commercial leasing properties included the completion of certain tenant improvements to our 7000 West office buildings and 7500 Rialto Boulevard office building during the first quarters of 2005 and 2004.

Financing activities provided cash of $3.1 million during the first quarter of 2005 compared to $8.4 million during the first quarter of 2004. During the first quarter of 2005, our financing activities reflected $4.1 million of net borrowings under our revolving line of credit partially offset by net payments totaling $0.6 million, including $0.5 million related to the Deerfield loan, under our project construction loans. During the first quarter of 2004, our financing activities included $2.4 million of net borrowings from our revolving line of credit and $5.8 million of net borrowings from our project construction loans, including borrowings of $4.1 million from the Deerfield loan and $1.2 million from the Calera Court project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at March 31, 2005.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. Under this program, we purchased 18,389 shares during 2004 for $0.2 million, a $13.47 per share average. In the first quarter of 2005, we purchased 20,305 shares for $0.3 million, a $16.48 per share average. During the second quarter of 2005 through May 11, 2005, we purchased 17,730 shares for $0.3 million, a $16.35 per share average. A total of 643,576 shares remain available under this program. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At March 31, 2005, we had total debt of $59.1 million, including $7.9 million of current debt, compared to total debt of $55.6 million, including $1.5 million of current debt, at December 31, 2004. Our debt outstanding at March 31, 2005 consisted of the following:

•	$24.4 million of net borrowings under the $30.0 million Comerica credit facility, which will mature in May 2006.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.6 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2006 (see below).

•	$12.0 million of net borrowings under the TIAA 7000 West project loan, which will mature in January 2015.

•
$1.1 million of net borrowings under the $3.0 million Calera Court project loan, for which the three remaining courtyard homes at Calera Court are serving as collateral. This project loan will mature in September 2005.

•
$5.0 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$1,000 of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

In addition, we have a $22.8 million commitment, which will be available in October 2005, from TIAA for a 30-year mortgage for the completed Escarpment Village.

For a discussion of our debt see Note 5 of our 2004 Form 10-K.

7500 Rialto Boulevard Project Loan Amendment. Under the terms of an existing amendment, we executed a one-year option in January 2004 to extend the maturity of our project loan for the 75,000-square-foot office building at 7500 Rialto Boulevard from January 31, 2004 to January 31, 2005, with a remaining option to extend the maturity for an additional one-year period. Effective January 31, 2005, we extended the loan for one year in accordance with the amendment. Under the terms of the maturity extension, we paid an extension fee of $18,500 and the commitment under the facility was reduced by $0.2 million to $7.4 million. We may make additional borrowings under this facility to fund certain tenant improvements. We expect to restructure our 7500 Rialto Boulevard project loan ($6.6 million balance at March 31, 2005) prior to its maturity in January 2006 together with long-term financing for our proposed second 75,000-square-foot office building at 7500 Rialto Boulevard.

Outlook
As discussed in “Risk Factors” located in our 2004 Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements. The Austin real estate market experienced a slowdown during the past several years which affected our operating results and liquidity. While current market conditions are improving, we cannot at this time project how long or to what extent improving conditions will persist.

We have made progress securing permitting for our Austin-area properties (see “Company Strategies and Development Activities” in our 2004 Form 10-K). Significant development expenditures must be incurred and additional permits secured prior to the sale of certain properties. Certain of our properties benefit from grandfathered entitlements that are not subject to the development requirements currently in effect. We continue to engage in positive and cooperative dialogue with the City concerning land use and development permit issues.

We are continuing to pursue additional development and management fee opportunities. We also believe that we can obtain bank financing for developing our properties at a reasonable cost.  As noted above, we have two loans with $31.0 million of net borrowings that are scheduled to mature in 2006.  We have positive relationships with our lenders and we expect to extend the maturity dates of those loans.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of our 2004 Form 10-K for information regarding our accounting for share-based payments, including stock options. Through March 31, 2005, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net loss would have been increased by $0.2 million for the first quarter of 2005 and $0.1 million for the first quarter of 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. We are still reviewing the provisions of SFAS No. 123R and have not yet determined if we will adopt SFAS No. 123R before January 1, 2006.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding proposed real estate sales and development activities at the Deerfield project, the Barton Creek community, the Circle C community and at Lantana; the proposed development of a mixed-use project in downtown Austin; future events related to financing and regulatory matters; the expected results of our business strategy; and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in our 2004 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2004. For more information, please read the consolidated financial statements and notes thereto included in our 2004 Form 10-K.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended March 31, 2005.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

January 1 to 31, 2005	6,311	$16.31	6,311	675,300

February 1 to 28, 2005	4,360	16.56	4,360	670,940

March 1 to 31, 2005	9,634	16.55	9,634	661,306

Total	20,305	16.48	20,305

a.	In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.
Instruments with respect to other long-term debt of Stratus and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of Stratus and its subsidiaries on a consolidated basis. Stratus hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ John E. Baker
-----------------------------------
John E. Baker
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: May 13, 2005

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

E-1

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

Executive Compensation Plans and Arrangements (Exhibits 10.19 through 10.28)

10.19	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.
E-2
10.20	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.21	Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Form 10-K.

10.22	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2003 Form 10-K.

10.23	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.32 to Stratus’ 2004 Second Quarter Form 10-Q.

10.24	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.33 to Stratus’ 2004 Second Quarter Form 10-Q.

10.25	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2003 Form 10-K.

10.26	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.35 to Stratus’ 2004 Second Quarter Form 10-Q.

10.27	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.36 to Stratus’ 2004 Second Quarter Form 10-Q.

10.28	Stratus Director Compensation. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2004.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-3