Form 10-Q
period 2005-06-30
STRATUS PROPERTIES INC
filed 2005-08-12
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No X

On June 30, 2005, there were issued and outstanding 7,201,512 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$121 and $124, respectively	$1,308	$379
Accounts receivable	203	345
Prepaid expenses	112	40
Notes receivable from property sales	47	47
Total current assets	1,670	811
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	122,587	104,526
Property held for sale - undeveloped	17,125	20,919
Property held for use, net	21,060	21,676
Other assets	3,909	4,140
Notes receivable from property sales	780	789
Total assets	$167,131	$152,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,186	$1,343
Accrued interest, property taxes and other	4,459	2,390
Current portion of long-term debt	7,895	1,531
Total current liabilities	17,540	5,264
Long-term debt	56,183	54,116
Other liabilities	5,349	5,285
Total liabilities	79,072	64,665

Stockholders’ equity:
Preferred stock	-	-
Common stock	73	72
Capital in excess of par value of common stock	181,483	181,145
Accumulated deficit	(91,008)	(91,417)
Unamortized value of restricted stock units	(705)	(841)
Common stock held in treasury	(1,784)	(763)
Total stockholders’ equity	88,059	88,196
Total liabilities and stockholders' equity	$167,131	$152,861

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Real estate	$6,625	$3,202	$8,877	$4,174
Rental income	1,165	974	2,385	1,802
Commissions, management fees and other	252	51	410	198
Total revenues	8,042	4,227	11,672	6,174
Cost of sales:
Real estate, net	4,097	2,103	5,989	3,216
Rental	712	811	1,320	1,500
Depreciation	419	362	837	707
Total cost of sales	5,228	3,276	8,146	5,423
General and administrative expenses	1,220	1,220	2,577	2,600
Total costs and expenses	6,448	4,496	10,723	8,023
Operating income (loss)	1,594	(269)	949	(1,849)
Interest expense, net	(304)	(231)	(598)	(468)
Interest income	30	11	57	23
Net income (loss) applicable to common stock	$1,320	$(489)	$408	$(2,294)

Net income (loss) per share of common stock:
Basic	$0.18	$(0.07)	$0.06	$(0.32)
Diluted	$0.17	$(0.07)	$0.05	$(0.32)

Average shares of common stock outstanding:
Basic	7,213	7,212	7,215	7,180
Diluted	7,680	7,212	7,671	7,180

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$408	$(2,294)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	837	707
Cost of real estate sold	4,632	2,231
Stock-based compensation	141	85
Long-term notes receivable and other	341	(35)
Decrease in working capital:
Accounts receivable and prepaid expenses	70	629
Accounts payable, accrued liabilities and other	5,976	1,075
Net cash provided by operating activities	12,405	2,398

Cash flow from investing activities:
Purchases and development of real estate properties	(18,898)	(12,569)
Municipal utility district reimbursements	-	136
Development of commercial leasing properties and other expenditures	(222)	(1,017)
Net cash used in investing activities	(19,120)	(13,450)

Cash flow from financing activities:
Borrowings from revolving credit facility	16,490	6,228
Payments on revolving credit facility	(11,378)	(3,953)
Borrowings from project loans	5,315	6,317
Payments on project loans	(1,996)	(331)
Net proceeds from exercise of stock options	332	724
Purchases of Stratus common shares	(1,018)	-
Bank credit facility fees	(101)	-
Net cash provided by financing activities	7,644	8,985
Net increase (decrease) in cash and cash equivalents	929	(2,067)
Cash and cash equivalents at beginning of year	379	3,413
Cash and cash equivalents at end of period	1,308	1,346
Less cash restricted as to use	(121)	(782)
Unrestricted cash and cash equivalents at end of period	$1,187	$564

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2004 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at June 30, 2005 and December 31, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARD
Refer to Note 1 of the Stratus 2004 Form 10-K for information regarding Stratus’ accounting for share-based payments, including stock options. Through June 30, 2005, Stratus has accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, Stratus’ net income would have been reduced by $0.2 million, $0.02 per diluted share, for the second quarter of 2005 and $0.3 million, $0.04 per diluted share, for the first six months of 2005. In 2004, Stratus’ net loss would have been increased by $0.1 million, $0.02 per diluted share, for the second quarter of 2004 and $0.3 million, $0.04 per diluted share, for the first six months of 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. Stratus is still reviewing the provisions of SFAS No. 123R and has not yet determined if it will adopt SFAS No. 123R before January 1, 2006. Based on currently outstanding employee stock options and based on the previously disclosed grant date Black-Scholes values of these outstanding options, Stratus estimates the pro forma charge to operating income for the full year 2005 would total approximately $0.7 million.

3.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock	$1,320	$(489)	$408	$(2,294)

Weighted average common shares outstanding	7,213	7,212	7,215	7,180
Add: Dilutive stock options	447	-	439	-
Restricted stock	20	-	17	-
Weighted average common shares outstanding for
purposes of calculating diluted net income (loss)
per share	7,680	7,212	7,671	7,180

Diluted net income (loss) per share of common stock	$0.17	$(0.07)	$0.05	$(0.32)

Stock options representing 320,000 shares for the second quarter of 2004 and 297,000 shares for the first six months of 2004 that otherwise would have been included in the earnings per share calculations were excluded because of the net loss reported for the periods. Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are also excluded from the computation of diluted net income (loss) per share of common stock and are shown below.

	Second Quarter		Six Months
	2005	2004	2005	2004
Outstanding options (in thousands)	-	-	-	71
Average exercise price	-	-	-	$12.38

Stock-Based Compensation Plans. As of June 30, 2005, Stratus had four stock-based employee and director compensation plans, which are described in Note 7 of the Stratus 2004 Form 10-K. Stratus accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Stratus had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock, as reported	$1,320	$(489)	$408	$(2,294)
Add: Stock-based employee compensation expense
included in reported net income (loss) applicable to
common stock for restricted stock units	69	37	137	74
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(233)	(184)	(466)	(384)
Pro forma net income (loss) applicable to common stock	$1,156	$(636)	$79	$(2,604)

Earnings (loss) per share:
Basic - as reported	$0.18	$(0.07)	$0.06	$(0.32)
Basic - pro forma	$0.16	$(0.09)	$0.01	$(0.36)

Diluted - as reported	$0.17	$(0.07)	$0.05	$(0.32)
Diluted - pro forma	$0.15	$(0.09)	$0.01	$(0.36)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model. There were no stock option grants during the six months ended June 30, 2005 and 2004. See Note 2 above and Note 1 of the Stratus 2004 Form 10-K for a discussion of the requirements of SFAS No. 123R.

4.	DEBT OUTSTANDING
At June 30, 2005, Stratus had total debt of $64.1 million, including $7.9 million of current debt, compared to total debt of $55.6 million, including $1.5 million of current debt, at December 31, 2004. Stratus’ debt outstanding at June 30, 2005 consisted of the following:

•	$25.5 million of net borrowings under the $30.0 million Comerica credit facility, which was amended effective May 30, 2005 to extend the maturity to May 30, 2007.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.5 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2006.

•	$11.9 million of net borrowings under the Teachers Insurance and Annuity Association of America (TIAA) 7000 West project loan, which will mature in January 2015.

•	$1.1 million of net borrowings under the $3.0 million Calera Court project loan, secured by three courtyard homes at Calera Court. This project loan will mature in September 2005.

•
$4.2 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$4.8 million of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

In addition, Stratus has a $22.8 million commitment, which will be available in October 2005, from TIAA for a 30-year mortgage for the completed Escarpment Village shopping center.

For a discussion of Stratus’ debt see Note 5 of the Stratus 2004 Form 10-K.

5.	RESTRICTED CASH AND INTEREST COST
Restricted Cash. Restricted cash totaled $0.1 million at June 30, 2005 and December 31, 2004, reflecting funds held for payment of fractional shares resulting from Stratus’ May 2001 stock split (see Note 7 of the Stratus 2004 Form 10-K).

Interest Cost. Interest expense, net excludes capitalized interest of $0.8 million in the second quarter of 2005, $0.8 million in the second quarter of 2004, $1.3 million in the first six months of 2005 and $1.4 million in the first six months of 2004.

6.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana. In addition, the Deerfield property in Plano, Texas is included in the Real Estate Operations segment.

The Commercial Leasing segment includes the Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ fully leased 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings. Previously, Stratus had outsourced its property management functions to a property management firm. Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest Property Services L.L.C. is performing all property management responsibilities. The occupancy rate at Stratus’ 7500 Rialto Boulevard office building increased to 100 percent at June 30, 2005 from approximately 57 percent at June 30, 2004.

The segment data presented below (in thousands) was prepared on the same basis as the consolidated financial statements.
	Real Estate Operations[a]	Commercial Leasing	Other		Total
Three Months Ended June 30, 2005:
Revenues	$6,877	$1,165	$-		$8,042
Cost of sales, excluding depreciation	(4,097)	(712)	-		(4,809)
Depreciation	(37)	(382)	-		(419)
General and administrative expenses	(992)	(228)	-		(1,220)
Operating income (loss)	$1,751	$(157)	$-		$1,594
Capital expenditures	$12,440	$124	$-		$12,564
Total assets	$139,712	$21,060	$6,359	[b]	$167,131

Three Months Ended June 30, 2004:
Revenues	$3,253	$974	$-		$4,227
Cost of sales, excluding depreciation	(2,103)	(811)	-		(2,914)
Depreciation	(27)	(335)	-		(362)
General and administrative expenses	(997)	(223)	-		(1,220)
Operating income (loss)	$126	$(395)	$-		$(269)
Capital expenditures	$2,945	$694	$-		$3,639
Total assets	$124,418	$21,986	$3,877	[b]	$150,281

	Real Estate Operations[a]	Commercial Leasing	Other	Total
Six Months Ended June 30, 2005:
Revenues	$9,287	$2,385	$-	$11,672
Cost of sales, excluding depreciation	(5,989)	(1,320)	-	(7,309)
Depreciation	(75)	(762)	-	(837)
General and administrative expenses	(2,104)	(473)	-	(2,577)
Operating income (loss)	$1,119	$(170)	$-	$949
Capital expenditures	$18,898	$222	$-	$19,120

Six Months Ended June 30, 2004:
Revenues	$4,372	$1,802	$-	$6,174
Cost of sales, excluding depreciation	(3,216)	(1,500)	-	(4,716)
Depreciation	(52)	(655)	-	(707)
General and administrative expenses	(2,124)	(476)	-	(2,600)
Operating loss	$(1,020)	$(829)	$-	$(1,849)
Capital expenditures	$12,433	$1,017	$-	$13,450

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.

7.	COMMITMENTS
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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of June 30, 2005, and for each of the three-month and six-month periods ended June 30, 2005 and 2004, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of June 30, 2005, and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for each of the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Stratus Properties Inc. as of December 31, 2004, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 29, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
August 11, 2005

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

Our principal real estate holdings are in southwest Austin, Texas. Our most significant holding is the 1,914 acres of residential, multi-family and commercial property and 69 developed residential lots located within the Barton Creek community. We own an additional 426 acres of undeveloped residential, commercial and multi-family property and 37 acres of developed commercial property within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development consisting of approximately 384 acres at June 30, 2005, and Escarpment Village, which is a retail center consisting of approximately 62 acres. Our remaining Austin holdings consist of 282 acres of commercial property and three fully leased office buildings in Lantana. The office buildings include a 75,000-square foot building at 7500 Rialto Boulevard, and two 70,000-square foot buildings at 7000 West William Cannon Drive, known as the Lantana Corporate Center. In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At June 30, 2005, our Deerfield property consists of approximately 47 acres of residential land, which is being developed, and 34 residential lots.

DEVELOPMENT AND OTHER ACTIVITIES

Lantana. We are working with Advanced Micro Devices, Inc. (NYSE: AMD) on site planning and related matters necessary to develop a proposed project at our Lantana property in southwest Austin. The AMD project consists of approximately 825,000 square feet of office and related uses located on a 59-acre site at the southeast corner of West William Cannon Drive and Southwest Parkway. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately three million square feet of office and retail use on 282 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana. Development of the AMD project is subject to several conditions, including finalizing definitive agreements and securing financing.

At June 30, 2005, our 75,000-square-foot office building at 7500 Rialto Boulevard was fully leased. As demand for office space within Lantana has increased, we plan to commence construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard during the coming year, subject to securing suitable tenant leases.

Downtown Austin Project. In April 2005, the City of Austin (the City) selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project is planned for retail, office and residential uses, and will be the future site of the Austin Children’s Museum. We have entered an exclusive negotiation period with the City to reach agreement on the project’s design and transaction terms and structure. Subject to successful negotiations with the City, we plan to pursue this project in partnership with nationally recognized office, retail and apartment developers.

Wimberly Lane Phase II. In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots, which was used to pay ongoing development costs of the lots. The deposit is being recognized as income as lots are sold. The lots are being sold on a scheduled takedown basis, with six lots sold in December 2004 following completion of subdivision utilities, and then three lots per quarter beginning in June 2005. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing in December 2004. The initial lot closings occurred in December 2004. We expect scheduled homebuilder sales during the remainder of 2005 to total six lots for $0.9 million. Wimberly Lane Phase II also includes six estate lots, each averaging approximately five acres, which we are retaining and marketing. Estate lot sales in 2005 through June 30 included five lots (one in the first quarter and four in the second quarter) for $1.5 million.

Deerfield. In January 2004, we acquired the Deerfield property for $7.0 million. The property is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $5.6 million in remaining availability under the loan at June 30, 2005. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule with 29 lot sales closing in the first half of 2005. Under the agreement terms, we expect to complete 47 lot sales for $2.9 million during the remainder of 2005.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City, which permits development of one million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which is currently under development, includes 134 lots and substantial completion is projected prior to year-end. Development of the second phase of approximately 134 lots will commence in the third quarter of 2005, with completion projected by early 2006. We estimate our sales from the first phase of Meridian to total at least 14 lots for $0.9 million during the remainder of 2005.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. Zoning for Escarpment Village, a 160,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction has commenced with completion expected by mid-2006. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village, as well as a $22.8 million commitment from the Teachers Insurance and Annuity Association of America (TIAA) for a long-term mortgage for the completed project.

Calera. During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community, one of which was sold in the first quarter of 2004. Calera Court, the initial phase of the “Calera” subdivision, will include 17 courtyard homes on 16 acres. Funding for the construction of courtyard homes at Calera Court is provided by a $3.0 million project loan established with Comerica in September 2003. The second phase of Calera, Calera Drive, consisting of 53 single-family lots many of which adjoin the Fazio Canyons Golf Course, has received final plat and construction permit approval. Development of these lots is expected to be completed during the third quarter of 2005. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, is not expected to commence until after 2005.

Office Buildings. During the first quarter of 2004, we executed leases that brought our 7500 Rialto Boulevard office building to 90 percent occupancy in July 2004, and at June 30, 2005, the office building was fully leased. In March 2004, we formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function. Although there were some higher costs during the initial transition, we anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Second Quarter		Six Months
	2005	2004	2005	2004
Revenues:
Real estate operations	$6,877	$3,253	$9,287	$4,372
Commercial leasing	1,165	974	2,385	1,802
Total revenues	$8,042	$4,227	$11,672	$6,174

Operating income (loss)	$1,594	$(269)	$949	$(1,849)

Net income (loss)	$1,320	$(489)	$408	$(2,294)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 6 of Notes to Consolidated Financial Statements). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Second Quarter		Six Months
	2005	2004	2005	2004
Revenues:
Developed property sales	$6,625	$1,812	$8,877	$2,784
Undeveloped property sales	-	1,390	-	1,390
Commissions, management fees and other	252	51	410	198
Total revenues	6,877	3,253	9,287	4,372

Cost of sales	(4,134)	(2,130)	(6,064)	(3,268)
General and administrative expenses	(992)	(997)	(2,104)	(2,124)

Operating income (loss)	$1,751	$126	$1,119	$(1,020)

Developed Property Sales. Developed property sales for the second quarter of 2005 included 13 lots at Deerfield for $0.8 million and three standard homebuilder lots for $0.5 million and four estate lots for $1.2 million at the Wimberly Lane Phase II subdivision. Second-quarter 2005 developed property sales also included eight other residential estate lots within the Barton Creek community, six at the Mirador subdivision for $3.3 million and two at the Escala Drive subdivision for $0.8 million. The first six months of 2005 also included the sales of 16 lots at Deerfield for $1.0 million, a residential estate lot at the Escala Drive subdivision for $0.9 million and an estate lot at the Wimberly Lane Phase II subdivision for $0.3 million. Developed property sales for the second quarter of 2004 included five residential estate lots within the Barton Creek community, three at the Escala Drive subdivision for $1.0 million and two at the Mirador subdivision for $0.8 million. The first six months of 2004 also included a residential estate lot at the Mirador subdivision for $0.4 million and the first courtyard home at Calera Court for $0.6 million.

Undeveloped Property Sales. During the second quarter of 2004, we sold two tracts totaling three acres within the Circle C community for $1.4 million.

Commissions, Management Fees and Other. Commissions, management fees and other revenues included sales of our development fee credits to third parties totaling $0.1 million in the second quarter of 2005, $0.2 million in the first six months of 2005 and $0.1 million in the first six months of 2004. We received these development fee credits as part of the Circle C settlement (see Note 8 of our 2004 Form 10-K). Commissions totaled $0.2 million in both of the 2005 periods, compared with less than $0.1 million in the second quarter of 2004 and $0.1 million in the first six months of 2004, reflecting an increase in developed property sales in the 2005 periods.

Cost of Sales. The increases in cost of sales for the second quarter and first six months of 2005 compared to the 2004 periods primarily relate to the increase in developed property sales in the 2005 periods.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Second Quarter		Six Months
	2005	2004	2005	2004
Rental income	$1,165	$974	$2,385	$1,802
Rental property costs	(712)	(811)	(1,320)	(1,500)
Depreciation	(382)	(335)	(762)	(655)
General and administrative expenses	(228)	(223)	(473)	(476)
Operating loss	$(157)	$(395)	$(170)	$(829)

Rental Income. In the second quarter of 2005, rental income from our 7000 West office buildings totaled $0.9 million, compared to $0.8 million for the 2004 period. In addition, we earned $0.3 million in rental income from our 7500 Rialto Boulevard office building for the second quarter of 2005, compared to $0.2 million for the second quarter of 2004, as the occupancy rate increased from approximately 57 percent in the second quarter of 2004 to 100 percent in the second quarter of 2005.

CAPITAL RESOURCES AND LIQUIDITY

Six-Months 2005 Compared with Six-Months 2004
Although at June 30, 2005, we had a $15.9 million working capital deficit, we believe that we have adequate funds from our revolving credit facility and projected operating cash flows to meet our working capital requirements. Additionally, we expect to restructure or extend our 7500 Rialto Boulevard project loan ($6.5 million balance in current liabilities at June 30, 2005) prior to its maturity in January 2006 (see below). Operating activities provided cash of $12.4 million during the first six months of 2005, compared to $2.4 million during the first six months of 2004. Compared to the 2004 period, operating cash flows improved primarily because of the increase in sales activities and working capital changes.

Cash used in investing activities totaled $19.1 million during the first six months of 2005, compared to $13.5 million during the 2004 period. We acquired our Deerfield property for $7.0 million in the first quarter of 2004 and continued to develop the property in the first six months of 2005. Other real estate expenditures for the first six months of 2005 and 2004 included improvements to certain properties in the Barton Creek and Circle C communities. Development of our commercial leasing properties included the completion of certain tenant improvements to our 7000 West office buildings and 7500 Rialto Boulevard office building during the first six months of 2005 and 2004. The expenditures for the 2004 period were partly offset by municipal utility district (MUD) reimbursements of $0.1 million.

Financing activities provided cash of $7.6 million during the first six months of 2005 compared to $9.0 million during the first six months of 2004. During the first half of 2005, our financing activities reflected $5.1 million of net borrowings under our revolving line of credit and $3.3 million of net borrowings from our project construction loans, including $4.8 million of borrowings from the Escarpment Village project loan. During the first half of 2004, our financing activities included $2.3 million of net borrowings from our revolving line of credit and $6.0 million of net borrowings from our project construction loans, including borrowings of $4.4 million from the Deerfield loan and $1.2 million from the Calera Court project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2005.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. Under this program, we purchased 18,389 shares during the second half of 2004 for $0.2 million, a $13.47 per share average. In the first six months of 2005, we purchased 60,995 shares for $1.0 million, a $16.70 per share average. During the third quarter of 2005 through August 8, 2005, we purchased 720 shares for approximately $13,000, an $18.00 per share average. A total of 619,896 shares remain available under this program. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At June 30, 2005, we had total debt of $64.1 million, including $7.9 million of current debt, compared to total debt of $55.6 million, including $1.5 million of current debt, at December 31, 2004. Our debt outstanding at June 30, 2005 consisted of the following:

•	$25.5 million of net borrowings under the $30.0 million Comerica credit facility, which was amended effective May 30, 2005 to extend the maturity to May 30, 2007.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.5 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2006 (see below).

•	$11.9 million of net borrowings under the TIAA 7000 West project loan, which will mature in January 2015.

•	$1.1 million of net borrowings under the $3.0 million Calera Court project loan, secured by three courtyard homes at Calera Court. This project loan will mature in September 2005.

•
$4.2 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$4.8 million of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

In addition, we have a $22.8 million commitment, which will be available in October 2005, from TIAA for a 30-year mortgage for the completed Escarpment Village shopping center.

For a discussion of our debt see Note 5 of our 2004 Form 10-K.

7500 Rialto Boulevard Project Loan Amendment. Under the terms of an existing amendment, we executed a one-year option in January 2004 to extend the maturity of our project loan for the 75,000-square-foot office building at 7500 Rialto Boulevard from January 31, 2004 to January 31, 2005, with a remaining option to extend the maturity for an additional one-year period. Effective January 31, 2005, we extended the loan for one year in accordance with the amendment. Under the terms of the maturity extension, we paid an extension fee of $18,500 and the commitment under the facility was reduced by $0.2 million to $7.4 million. We may make additional borrowings under this facility to fund certain tenant improvements. We expect to restructure or extend our 7500 Rialto Boulevard project loan ($6.5 million balance at June 30, 2005) prior to its maturity in January 2006.

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

NEW ACCOUNTING STANDARD

Refer to Note 1 of our 2004 Form 10-K for information regarding our accounting for share-based payments, including stock options. Through June 30, 2005, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net income would have been reduced by $0.2 million, $0.02 per diluted share, for the second quarter of 2005 and $0.3 million, $0.04 per diluted share, for the first six months of 2005. In 2004, our net loss would have been increased by $0.1 million, $0.02 per diluted share, for the second quarter of 2004 and $0.3 million, $0.04 per diluted share, for the first six months of 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. We are still reviewing the provisions of SFAS No. 123R and have not yet determined if we will adopt SFAS No. 123R before January 1, 2006. Based on currently outstanding employee stock options and based on the previously disclosed grant date Black-Scholes values of these outstanding options, we estimate the pro forma charge to operating income for the full year 2005 would total approximately $0.7 million.

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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended June 30, 2005.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

April 1 to 30, 2005	17,730	$16.35	17,730	643,576
May 1 to 31, 2005	1,020	18.80	1,020	642,556
June 1 to 30, 2005	21,940	17.08	21,940	620,616
Total	40,690	16.81	40,690

a.	In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on May 12, 2005 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors*:
Michael D. Madden	6,490,181	518,736

*
There were no abstentions with respect to the election of directors. In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: William H. Armstrong III, Bruce G. Garrison and James C. Leslie.

	For	Against	Abstentions	Broker Non-Votes
2. Ratification of
PricewaterhouseCoopers LLP
as independent auditor	6,970,416	35,629	2,872	-
3. Proposal to adopt 2005 Stock
Incentive Plan**	1,676,747	819,613	1,436,512	3,076,045

        **  The proposal to adopt the 2005 Stock Incentive Plan failed to pass.

Item 5. Other.
On May 30, 2005, we modified our $30 million revolving credit facility agreement with Comercia Bank to extend the maturity date to May 30, 2007. Our debt outstanding at June 30, 2005, included $25.5 million of net borrowings under this facility.

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

Date: August 12, 2005

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

10.11
Fourth Modification and Extension Agreement dated May 30, 2005, by and between Comerica Bank, lender, and Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P. and Austin 290 Properties, Inc., individually and collectively as borrower.

10.12
Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to Stratus’ 2000 Form 10-K.

10.13
Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.14	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.15
Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to Stratus’ 2003 First Quarter Form 10-Q.

10.16
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

Executive Compensation Plans and Arrangements (Exhibits 10.20 through 10.29)

10.20	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.21	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.22	Stratus 1996 Stock Option Plan for Non-Employee Directors.

10.23	Stratus Properties Inc. 1998 Stock Option Plan.

10.24	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan.

10.25	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.

10.26	Stratus Properties Inc. 2002 Stock Incentive Plan.

10.27	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan.

10.28	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.

10.29	Stratus Director Compensation. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2004.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.