Form 10-Q
period 2005-09-30
STRATUS PROPERTIES INC
filed 2005-11-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

On September 30, 2005, there were issued and outstanding 7,205,690 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$119 and $124, respectively	$908	$379
Accounts receivable	453	345
Prepaid expenses	72	40
Notes receivable from property sales	22	47
Total current assets	1,455	811
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	126,207	104,526
Property held for sale - undeveloped	17,181	20,919
Property held for use, net	20,682	21,676
Other assets	3,875	4,140
Notes receivable from property sales	-	789
Total assets	$169,400	$152,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,794	$1,343
Accrued interest, property taxes and other	5,318	2,390
Current portion of long-term debt	6,735	1,531
Total current liabilities	16,847	5,264
Long-term debt	57,623	54,116
Other liabilities	5,355	5,285
Total liabilities	79,825	64,665

Stockholders’ equity:
Preferred stock	-	-
Common stock	74	72
Capital in excess of par value of common stock	182,086	181,145
Accumulated deficit	(87,690)	(91,417)
Unamortized value of restricted stock units	(636)	(841)
Common stock held in treasury	(4,259)	(763)
Total stockholders’ equity	89,575	88,196
Total liabilities and stockholders' equity	$169,400	$152,861

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Real estate	$11,603	$3,728	$20,480	$7,902
Rental income	1,223	1,103	3,608	2,905
Commissions, management fees and other	179	28	589	226
Total revenues	13,005	4,859	24,677	11,033
Cost of sales:
Real estate, net	7,074	2,555	13,063	5,771
Rental	727	47	2,047	1,547
Depreciation	422	398	1,259	1,105
Total cost of sales	8,223	3,000	16,369	8,423
General and administrative expenses	1,186	1,081	3,763	3,681
Total costs and expenses	9,409	4,081	20,132	12,104
Operating income (loss)	3,596	778	4,545	(1,071)
Interest expense, net	(311)	(233)	(909)	(701)
Interest income	34	12	91	35
Net income (loss) applicable to common stock	$3,319	$557	$3,727	$(1,737)

Net income (loss) per share of common stock:
Basic	$0.46	$0.08	$0.52	$(0.24)
Diluted	$0.44	$0.07	$0.49	$(0.24)

Average shares of common stock outstanding:
Basic	7,203	7,213	7,211	7,191
Diluted	7,605	7,571	7,649	7,191

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flow from operating activities:
Net income (loss)	$3,727	$(1,737)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,259	1,105
Cost of real estate sold	11,157	4,192
Stock-based compensation	212	127
Long-term notes receivable and other	1,337	(745)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(115)	739
Accounts payable, accrued liabilities and other	6,449	2,004
Net cash provided by operating activities	24,026	5,685

Cash flow from investing activities:
Purchases and development of real estate properties	(29,745)	(16,823)
Municipal utility district reimbursements	645	699
Development of commercial leasing properties and other expenditures	(265)	(1,410)
Net cash used in investing activities	(29,365)	(17,534)

Cash flow from financing activities:
Borrowings from revolving credit facility	47,005	11,200
Payments on revolving credit facility	(45,640)	(7,261)
Borrowings from project loans	11,791	8,270
Payments on project loans	(4,445)	(178)
Purchases of Stratus common shares	(3,307)	(189)
Net proceeds from exercise of stock options	747	724
Bank credit facility fees	(283)	-
Net cash provided by financing activities	5,868	12,566
Net increase in cash and cash equivalents	529	717
Cash and cash equivalents at beginning of year	379	3,413
Cash and cash equivalents at end of period	908	4,130
Less cash restricted as to use	(119)	(1,775)
Unrestricted cash and cash equivalents at end of period	$789	$2,355

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2004 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at September 30, 2005 and December 31, 2004, and the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	NEW ACCOUNTING STANDARD
Refer to Note 1 of the Stratus 2004 Form 10-K for information regarding Stratus’ accounting for share-based payments, including stock options. Through September 30, 2005, Stratus has accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If Stratus had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, Stratus’ net income would have been reduced by $0.2 million, $0.02 per share, for the third quarter of 2005, $0.1 million, $0.02 per share, for the third quarter of 2004 and $0.5 million, $0.07 per basic share and $0.06 per diluted share, for the first nine months of 2005. In 2004, Stratus’ net loss would have been increased by $0.5 million, $0.07 per share, for the first nine months of 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is fiscal periods beginning after June 15, 2005. Stratus is still reviewing the provisions of SFAS No. 123R and expects to adopt SFAS No. 123R on January 1, 2006. Based on currently outstanding employee stock options and based on the previously disclosed grant date Black-Scholes values of these outstanding options, Stratus currently estimates the pro forma charge to operating income for the full year 2005 would total approximately $0.7 million. This pro forma amount is not necessarily indicative of what charges may be for future periods.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock	$3,319	$557	$3,727	$(1,737)

Weighted average common shares outstanding	7,203	7,213	7,211	7,191
Add: Dilutive stock options	375	339	418	-
Restricted stock	27	19	20	-
Weighted average common shares outstanding for
purposes of calculating diluted net income (loss)
per share	7,605	7,571	7,649	7,191

Diluted net income (loss) per share of common stock	$0.44	$0.07	$0.49	$(0.24)

Stock options representing 323,000 shares for the first nine months of 2004 that otherwise would have been included in the earnings per share calculations were excluded because of the net loss reported for the period. Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are also excluded from the computation of diluted net income (loss) per share of common stock and are shown below.

	Third Quarter		Nine Months
	2005	2004	2005	2004
Outstanding options (in thousands)	-	-	-	47
Exercise price	-	-	-	$12.38

Stock-Based Compensation Plans. As of September 30, 2005, Stratus had four stock-based employee and director compensation plans, which are described in Note 7 of the Stratus 2004 Form 10-K. As discussed above in Note 2, Stratus accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Stratus had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation, as discussed in Note 2 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock, as reported	$3,319	$557	$3,727	$(1,737)
Add: Stock-based employee compensation expense
included in reported net income (loss) applicable to
common stock for restricted stock units	68	37	205	111
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(234)	(182)	(700)	(569)
Pro forma net income (loss) applicable to common stock	$3,153	$412	$3,232	$(2,195)

Earnings (loss) per share:
Basic - as reported	$0.46	$0.08	$0.52	$(0.24)
Basic - pro forma	$0.44	$0.06	$0.45	$(0.31)

Diluted - as reported	$0.44	$0.07	$0.49	$(0.24)
Diluted - pro forma	$0.42	$0.05	$0.43	$(0.31)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of Stratus’ stock option grants under SFAS No. 123 during the periods presented. See Note 2 above and Note 1 of the Stratus 2004 Form 10-K for a discussion of the requirements of SFAS No. 123R.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Options granted	7,500	7,500	7,500	7,500
Fair value per stock option	$11.48	$8.54	$11.48	$8.54
Risk-free interest rate	4.33%	4.34%	4.33%	4.34%
Expected volatility rate	46.2%	49.4%	46.2%	49.4%

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

4.	DEBT OUTSTANDING
At September 30, 2005, Stratus had total debt of $64.4 million, including $6.7 million of current debt, compared to total debt of $55.6 million, including $1.5 million of current debt, at December 31, 2004. Stratus’ debt outstanding at September 30, 2005 consisted of the following:

•
$21.7 million of net borrowings under the $45.0 million Comerica revolving credit facility, which effective September 30, 2005 replaced the prior $30.0 million revolving credit facility with Comerica (see below). The $45.0 million facility, of which $3.0 million is provided for Stratus’ Calera Court project, matures on May 30, 2007.

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

•
$3.0 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$7.6 million of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

•	$3.7 million of net borrowings under the $10.0 million Meridian project loan, which will mature in November 2007.

In addition, Stratus has a $22.8 million commitment from TIAA for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above.

The $45.0 million Comerica revolving credit facility sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at Stratus’ option, Comerica’s prime rate plus 0.5 percent or LIBOR plus 2.5 percent. Security for obligations outstanding under the facility includes substantially all of Stratus’ assets, except for Escarpment Village, 7000 West, Deerfield and the Meridian project.

For a further discussion of Stratus’ debt see Note 5 of the Stratus 2004 Form 10-K.

5.	RESTRICTED CASH AND INTEREST COST
Restricted Cash. Restricted cash totaled $0.1 million at September 30, 2005 and December 31, 2004, reflecting funds held for payment of fractional shares resulting from Stratus’ May 2001 stock split (see Note 7 of the Stratus 2004 Form 10-K).

Interest Cost. Interest expense, net excludes capitalized interest of $0.9 million in the third quarter of 2005, $0.6 million in the third quarter of 2004, $2.2 million in the first nine months of 2005 and $1.8 million in the first nine months of 2004.

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

The Commercial Leasing segment includes the Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ nearly 100 percent leased 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings. Previously, Stratus had outsourced its property management functions to a property management firm. Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest Property Services L.L.C. is performing all property management responsibilities.

The segment data presented below (in thousands) was prepared on the same basis as the consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
Three Months Ended September 30, 2005:
Revenues	$11,782	$1,223	$-		$13,005
Cost of sales, excluding depreciation	(7,074)	(727)	-		(7,801)
Depreciation	(37)	(385)	-		(422)
General and administrative expenses	(970)	(216)	-		(1,186)
Operating income (loss)	$3,701	$(105)	$-		$3,596
Capital expenditures	$10,847	$43	$-		$10,890
Total assets	$143,388	$20,682	$5,330	[b]	$169,400

Three Months Ended September 30, 2004:
Revenues	$3,756	$1,103	$-		$4,859
Cost of sales, excluding depreciation	(2,555)	(47)[c]	-		(2,602)
Depreciation	(33)	(365)	-		(398)
General and administrative expenses	(883)	(198)	-		(1,081)
Operating income	$285	$493	$-		$778
Capital expenditures	$4,254	$393	$-		$4,647
Total assets	$126,148	$21,982	$7,261	[b]	$155,391

Nine Months Ended September 30, 2005:
Revenues	$21,069	$3,608	$-		$24,677
Cost of sales, excluding depreciation	(13,063)	(2,047)	-		(15,110)
Depreciation	(112)	(1,147)	-		(1,259)
General and administrative expenses	(3,074)	(689)	-		(3,763)
Operating income (loss)	$4,820	$(275)	$-		$4,545
Capital expenditures	$29,745	$265	$-		$30,010

Nine Months Ended September 30, 2004:
Revenues	$8,128	$2,905	$-		$11,033
Cost of sales, excluding depreciation	(5,771)	(1,547)[c]	-		(7,318)
Depreciation	(85)	(1,020)	-		(1,105)
General and administrative expenses	(3,007)	(674)	-		(3,681)
Operating loss	$(735)	$(336)	$-		$(1,071)
Capital expenditures	$16,823	$1,410	$-		$18,233

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.
c.	Includes a $0.7 million reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings.

7.	COMMITMENTS
In January 2005, Stratus entered into an $8.5 million contract with a one-year term for the construction of Escarpment Village at the Circle C community. In January 2005, Stratus also executed four construction contracts with one-year terms totaling $3.9 million for paving and utilities work at the Circle C community in connection with the development of the first 134 lots of the Meridian project and the construction of the first phase of the main boulevard in Meridian. In June 2005, Stratus executed two construction contracts with nine-month terms, totaling $3.1 million, for paving and utilities for the second 134-lot phase of the Meridian project. Additionally, in September 2005, Stratus executed two construction contracts with 75-day terms, totaling $0.3 million, for gas and electric improvements for the second 134-lot phase of the Meridian project.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of September 30, 2005, and for each of the three-month and nine-month periods ended September 30, 2005 and 2004, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying consolidated balance sheet of Stratus Properties Inc. (a Delaware Corporation) as of September 30, 2005, and the related consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas
November 10, 2005

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our principal real estate holdings are in southwest Austin, Texas. Our most significant holding is the 1,791 acres of residential, multi-family and commercial property and 109 developed residential lots located within the Barton Creek community. We own an additional 426 acres of undeveloped residential, commercial and multi-family property and 37 acres of developed commercial property within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a retail center. At September 30, 2005, Meridian consists of approximately 384 acres and Escarpment Village consists of approximately 62 acres. Our remaining Austin holdings consist of 282 acres of commercial property and three office buildings, of which one is nearly 100 percent leased and two are fully leased, in Lantana. The office buildings include a 75,000-square foot building at 7500 Rialto Boulevard, and two 70,000-square foot buildings at 7000 West William Cannon Drive, known as the Lantana Corporate Center. In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At September 30, 2005, our Deerfield property consists of approximately 47 acres of residential land, which is being developed, and 7 residential lots.

DEVELOPMENT AND OTHER ACTIVITIES

Lantana. We are working with Advanced Micro Devices, Inc. (NYSE: AMD) on site planning and related matters necessary to develop a proposed project at our Lantana property in southwest Austin. The proposed AMD project consists of approximately 825,000 square feet of office and related uses located on a 59-acre site at the southeast corner of West William Cannon Drive and Southwest Parkway. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately three million square feet of office and retail use on 282 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana. Development of the AMD project is subject to several conditions, including negotiating definitive agreements.

At September 30, 2005, our two 70,000-square-foot office buildings at 7000 West were fully leased and our 75,000-square-foot office building at 7500 Rialto Boulevard had an occupancy rate of approximately 96 percent. As demand for office space within Lantana has increased, we plan to commence construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard during the coming year, subject to securing suitable tenant leases.

Downtown Austin Project. In April 2005, the City of Austin (the City) selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is suitable for a mixture of retail, office, hotel, residential and civic uses. We have entered into an exclusive negotiation period with the City to reach agreement on the project’s design and transaction terms and structure.

Wimberly Lane Phase II. In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots, which was used to pay ongoing development costs of the lots. The deposit is being recognized as income as lots are sold. The lots are being sold on a scheduled takedown basis, with six lots sold in December 2004 following completion of subdivision utilities, and then an average of three lots per quarter beginning in June 2005. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing in December 2004. The initial lot closings occurred in December 2004. We expect scheduled homebuilder sales during the fourth quarter of 2005 to total two lots for $0.3 million. Wimberly Lane Phase II also includes six estate lots, each averaging approximately five acres, which we retained and marketed. Estate lot sales in 2005 through September 30 included five lots (one in the first quarter and four in the second quarter) for $1.5 million.

Deerfield. In January 2004, we acquired the Deerfield property for $7.0 million. The property is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots is $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $6.8 million in remaining availability under the loan at September 30, 2005. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule with 56 lot sales closing in the first nine months of 2005. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase prices based on a new total of 224 lots. Under the revised agreement terms, we expect to complete 12 lot sales for $0.8 million during the fourth quarter of 2005.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City, which permits development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In the second quarter of 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which is currently under development, includes 134 lots and substantial completion is projected prior to year-end 2005. Development of the second phase of approximately 134 lots commenced in the third quarter of 2005, with completion projected by early 2006. We estimate our sales from the first phase of Meridian will total at least 14 lots for $0.9 million during the fourth quarter of 2005.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. Zoning for Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction has commenced with completion expected by mid-2006. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village, as well as a $22.8 million commitment from the Teachers Insurance and Annuity Association of America (TIAA) for a long-term mortgage for the completed project.

Calera. During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community, two of which were sold in October 2005 and one of which was sold in the first quarter of 2004. Calera Court, the initial phase of the “Calera” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval. In the third quarter of 2005, development of these lots was completed and the initial five lots were sold for $2.1 million. During the fourth quarter of 2005 through November 7, 2005, we sold an additional 10 lots for $3.5 million. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, is not expected to commence until after 2005.

Office Buildings. During the first quarter of 2004, we executed leases that brought our 7500 Rialto Boulevard office building to 90 percent occupancy in July 2004, and at September 30, 2005, the office building was approximately 96 percent leased. Our two 70,000-square-foot office buildings at 7000 West were fully leased in 2004 and 2005. In March 2004, we formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function. Although there were some higher costs during the initial transition, we anticipate that this change in management responsibility should provide future cost savings for our commercial leasing operations and better control of building operations.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Revenues:
Real estate operations	$11,782	$3,756	$21,069	$8,128
Commercial leasing	1,223	1,103	3,608	2,905
Total revenues	$13,005	$4,859	$24,677	$11,033

Operating income (loss)	$3,596	$778	$4,545	$(1,071)

Net income (loss)	$3,319	$557	$3,727	$(1,737)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 6 of Notes to Consolidated Financial Statements). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Revenues:
Developed property sales	$6,603	$1,978	$15,480	$4,762
Undeveloped property sales	5,000	1,750	5,000	3,140
Commissions, management fees and other	179	28	589	226
Total revenues	11,782	3,756	21,069	8,128

Cost of sales	(7,111)	(2,588)	(13,175)	(5,856)
General and administrative expenses	(970)	(883)	(3,074)	(3,007)

Operating income (loss)	$3,701	$285	$4,820	$(735)

Developed Property Sales. Improving market conditions in the Austin area and our Deerfield project have resulted in increased lot sales in the 2005 periods compared with the 2004 periods. Developed property sales for the third quarters of 2005 and 2004 included the following (revenues in millions):

	Third Quarter
	2005		2004
	Lots	Revenues	Lots	Revenues
Residential Properties:
Deerfield	27	$1.7	-	-

Wimberly Lane Phase II
Standard Homebuilder	4	0.6	-	-

Barton Creek
Escala Drive Estate	4	2.2	2	$0.7
Mirador Estate	-	-	3	1.0
Calera Drive	5	2.1	-	-
	40	$6.6	5	$1.7	[a]

a.	Excludes $0.3 million of previously deferred revenues related to a 2003 lot sale at the Mirador subdivision that we recognized in the third quarter of 2004.

Developed property sales for the first nine months of 2005 and 2004 included the following (revenues in millions):
	Nine Months
	2005		2004
	Lots	Revenues	Lots	Revenues
Residential Properties:
Deerfield	56	$3.5	-	-

Wimberly Lane Phase II
Standard Homebuilder	7	1.1	-	-
Estate	5	1.5	-	-

Barton Creek
Escala Drive Estate	7	4.0	5	$1.7
Mirador Estate	6	3.3	6	2.2
Calera Drive	5	2.1	-	-
Calera Court Courtyard Home	-	-	1	0.6
	86	$15.5	12	$4.5	[a]

a.	Excludes $0.3 million of previously deferred revenues related to a 2003 lot sale at the Mirador subdivision that we recognized in the third quarter of 2004.

Undeveloped Property Sales. During the third quarter of 2005, we sold a 38-acre tract within the Barton Creek Community for $5.0 million. During the first nine months of 2004, we sold an 83-acre estate lot within the Barton Creek community for $1.8 million in the third quarter and two tracts totaling three acres within the Circle C community for $1.4 million in the second quarter.

Commissions, Management Fees and Other. Commissions, management fees and other revenues included sales of our development fee credits to third parties totaling $0.2 million in the third quarter of 2005, $0.4 million in the first nine months of 2005 and $0.1 million in the first nine months of 2004. We received these development fee credits as part of the Circle C settlement (see Note 8 of our 2004 Form 10-K). The increase in commissions for the first nine months of 2005 compared to the 2004 period reflects an increase in developed property sales in the first nine months of 2005.

Cost of Sales. The increases in cost of sales for the third quarter and first nine months of 2005 compared to the 2004 periods primarily relate to the increase in developed property sales in the 2005 periods.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Rental income	$1,223	$1,103	$3,608	$2,905
Rental property costs	(727)	(47)	(2,047)	(1,547)
Depreciation	(385)	(365)	(1,147)	(1,020)
General and administrative expenses	(216)	(198)	(689)	(674)
Operating income (loss)	$(105)	$493	$(275)	$(336)

Rental Income. In the third quarter of 2005, rental income from our 7000 West office buildings totaled $0.9 million, compared to $0.8 million for the 2004 period. In addition, we earned $0.4 million in rental income from our 7500 Rialto Boulevard office building for the third quarter of 2005, compared to $0.3 million for the 2004 period. Rental income for the first nine months of 2005 was higher than the first nine months of 2004 as occupancy rates were increasing at our 7500 Rialto Boulevard office building.

Rental Property Costs. Rental property costs in the third quarter of 2004 and the first nine months of 2004 were reduced by $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings.

CAPITAL RESOURCES AND LIQUIDITY

Nine-Months 2005 Compared with Nine-Months 2004
Although at September 30, 2005, we had a $15.4 million working capital deficit, we believe that we have adequate funds available from our revolving credit facility ($23.3 million at September 30, 2005) and projected operating cash flows to meet our working capital requirements. Additionally, we expect to restructure or extend our 7500 Rialto Boulevard project loan ($6.5 million balance in current liabilities at September 30, 2005) prior to its maturity in January 2006 (see below). Operating activities provided cash of $24.0 million during the first nine months of 2005, compared to $5.7 million during the first nine months of 2004. Compared to the 2004 period, operating cash flows improved primarily because of the increase in sales activities and working capital changes.

Cash used in investing activities totaled $29.4 million during the first nine months of 2005, compared to $17.5 million during the 2004 period. We acquired our Deerfield property for $7.0 million in the first quarter of 2004 and continued to develop the property in the first nine months of 2005. Other real estate expenditures for the first nine months of 2005 and 2004 included improvements to certain properties in the Barton Creek and Circle C communities. Development of our commercial leasing properties included the completion of certain tenant improvements to our 7000 West office buildings and 7500 Rialto Boulevard office building during the first nine months of 2005 and 2004. The expenditures were partly offset by municipal utility district (MUD) reimbursements of $0.6 million for the 2005 period and $0.7 million for the 2004 period.

Financing activities provided cash of $5.9 million during the first nine months of 2005 compared to $12.6 million during the first nine months of 2004. During the first nine months of 2005, our financing activities reflected $1.4 million of net borrowings under our revolving line of credit and $7.3 million of net borrowings from our project construction loans, including $8.6 million of borrowings from the Meridian project loan, $2.8 million of borrowings from the Escarpment Village project loan, payments of $3.0 million on the Deerfield project loan and final payment of $1.2 million on the Calera Court project loan. During the first nine months of 2004, our financing activities included $3.9 million of net borrowings from our revolving line of credit and $8.1 million of net borrowings from our project construction loans, including borrowings of $5.2 million from the Deerfield loan and $1.2 million from the Calera Court project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2005.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. Under this program, we purchased 187,271 shares for $3.3 million, a $17.66 per share average, in the first nine months of 2005, including a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million, an $18.13 per share average, in the third quarter of 2005. The transaction was based on market prices of our common stock. During the fourth quarter of 2005 through November 7, 2005, we purchased 1,298 shares for approximately $25,000, a $19.68 per share average. A total of 493,042 shares remain available under this program. During the third quarter of 2004, we purchased 14,543 shares of our common stock for $0.2 million, a $13.01 per share average. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At September 30, 2005, we had total debt of $64.4 million, including $6.7 million of current debt, compared to total debt of $55.6 million, including $1.5 million of current debt, at December 31, 2004. Our debt outstanding at September 30, 2005 consisted of the following:

•
$21.7 million of net borrowings under the $45.0 million Comerica revolving credit facility, which effective September 30, 2005 replaced the prior $30.0 million revolving credit facility with Comerica. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2007.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.5 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2006 (see below).

•	$11.9 million of net borrowings under the TIAA 7000 West project loan, which will mature in January 2015.

•
$3.0 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$7.6 million of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

•	$3.7 million of net borrowings under the $10.0 million Meridian project loan, which will mature in November 2007.

In addition, we have a $22.8 million commitment from TIAA for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above.

For a further discussion of our debt see Note 5 of our 2004 Form 10-K.

Comerica Revolving Credit Facility. On September 30, 2005, we entered into a loan agreement with Comerica to replace our existing $30.0 million revolving credit facility with them. The loan agreement provides for a $45.0 million revolving credit facility, of which $3.0 million is provided for our Calera Court project. The facility matures on May 30, 2007.

The facility sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at our option, Comerica’s prime rate plus 0.5 percent or LIBOR plus 2.5 percent. Our obligations under the facility are secured by substantially all of our assets, except for Escarpment Village, 7000 West, Deerfield and the Meridian project.

7500 Rialto Boulevard Project Loan Amendment. Under the terms of an existing amendment, we executed a one-year option in January 2004 to extend the maturity of our project loan for the 75,000-square-foot office building at 7500 Rialto Boulevard from January 31, 2004 to January 31, 2005, with a remaining option to extend the maturity for an additional one-year period. Effective January 31, 2005, we extended the loan for one year in accordance with the remaining option. Under the terms of the maturity extension, we paid an extension fee of $18,500 and the commitment under the facility was reduced by $0.2 million to $7.4 million. We may make additional borrowings under this facility to fund certain tenant improvements. We expect to restructure or extend our 7500 Rialto Boulevard project loan ($6.5 million balance at September 30, 2005) prior to its maturity in January 2006.

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

NEW ACCOUNTING STANDARD

Refer to Note 1 of our 2004 Form 10-K for information regarding our accounting for share-based payments, including stock options. Through September 30, 2005, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net income would have been reduced by $0.2 million, $0.02 per share, for the third quarter of 2005, $0.1 million, $0.02 per share, for the third quarter of 2004 and $0.5 million, $0.07 per basic share and $0.06 per diluted share, for the first nine months of 2005. In 2004, our net loss would have been increased by $0.5 million, $0.07 per share, for the first nine months of 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is fiscal periods beginning after June 15, 2005. We are still reviewing the provisions of SFAS No. 123R and expect to adopt SFAS No. 123R on January 1, 2006. Based on currently outstanding employee stock options and based on the previously disclosed grant date Black-Scholes values of these outstanding options, we currently estimate the pro forma charge to operating income for the full year 2005 would total approximately $0.7 million. This pro forma amount is not necessarily indicative of what charges may be for future periods.

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

Item 4.Controls and Procedures.
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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended September 30, 2005.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

July 1 to 31, 2005	600	$18.01	600	620,016
August 1 to 31, 2005	125,676	18.13	125,676	494,340
September 1 to 30, 2005	-	-	-	494,340
Total	126,276	18.13	126,276

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005.

Item 6.Exhibits.
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

Date: November 10, 2005

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

10.1
Loan Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated September 30, 2005.

10.2
Revolving Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Stratus dated September 30, 2005.

10.3
Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to Stratus’ 2000 Form 10-K.

10.4
Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.5	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.6
Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to Stratus’ 2003 First Quarter Form 10-Q.

10.7
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.20 to Stratus’ 2003 Form 10-K.

E-1

10.8	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.9
Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.26 to Stratus’ 2003 Third Quarter Form 10-Q.

10.10
Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2002.

Executive Compensation Plans and Arrangements (Exhibits 10.11 through 10.20)

10.11	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.12	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.13	Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.22 to Stratus’ 2005 Second Quarter Form 10-Q.

10.14	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.23 to Stratus’ 2005 Second Quarter Form 10-Q.

10.15	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to Stratus’ 2005 Second Quarter Form 10-Q.

10.16	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2005 Second Quarter Form 10-Q.

10.17	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2005 Second Quarter Form 10-Q.

10.18	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.19	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2005 Second Quarter Form 10-Q.

10.20	Stratus Director Compensation. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2004.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-2