Form 10-K
period 2005-12-31
STRATUS PROPERTIES INC
filed 2006-03-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock Par Value $0.01 per Share
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
0 Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
0 Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes 0 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
0 Large accelerated filer ☒ Accelerated filer 0 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). 0 Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $101.3 million on March 1, 2006, and approximately $75.4 million on June 30, 2005.

On March 1, 2006, there were issued and outstanding 7,236,886 shares of Common Stock and on June 30, 2005, there were issued and outstanding 7,201,512 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2006 Annual Meeting to be held on May 9, 2006 are incorporated by reference into
Part III (Items 10, 11, 12 and 14) of this report.

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

Our principal real estate holdings are currently in southwest Austin, Texas. Our most significant holding is the 1,735 acres of residential, multi-family and commercial property and 86 developed residential estate lots located within the Barton Creek community as of December 31, 2005. We also own approximately 384 acres of undeveloped commercial property and approximately 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a retail center. At December 31, 2005, Meridian consisted of approximately 314 acres and 120 developed residential lots and Escarpment Village consisted of approximately 62 acres. Our remaining Austin holdings at December 31, 2005, consisted of 282 acres of commercial property and three office buildings in Lantana. One office building is a 75,000-square-foot office building at 7500 Rialto Boulevard, which is nearly 100 percent leased. In the fourth quarter of 2005, we committed to a plan to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. We have contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Closing of the sale currently is scheduled for March 27, 2006 (see “Discontinued Operations - 7000 West”).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2005, our Deerfield property consisted of approximately 26 acres of residential land, which is being developed, and 59 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. We refer to the property as the Crestview Station project, a single-family, multi-family, retail and office development. With our joint venture partner, we have commenced brown field remediation and permitting of the property.

Company Strategies and Development Activities
From our formation in 1992 through 2000, our primary objectives were to reduce our indebtedness and increase our financial flexibility. In pursuing these objectives, we had reduced our debt to $8.4 million at December 31, 2000 from $493.3 million in March 1992. As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures during the last five years (see below), which has resulted in our debt from continuing operations increasing to $50.3 million at December 31, 2005. We have funded our development activities primarily through our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 4), which was established as a result of the positive financing relationship we have built with Comerica Bank (Comerica) over the past several years. In August 2002, the City granted final approval of a development agreement (Circle C settlement) and permanent zoning for our real estate located within the Circle C community, thereby firmly establishing all essential municipal development regulations applicable to our Circle C properties for thirty years (see “Development and Other Activities” within Items 7. and 7A. and Note 8). The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C settlement, have allowed us to focus our efforts on developing our properties and increasing shareholder value.

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

During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek all of which were sold by the end of 2003. During 2004, we completed the development of the 47 lots in the second phase of Wimberly Lane (Wimberly Lane Phase II), and we also placed 41 of the lots under contract to a national homebuilder. In 2005, we sold six estate lots and ten standard homebuilder lots at Wimberly Lane Phase II. We are continuing to develop several new subdivisions around the new Tom Fazio designed “Fazio Canyons” golf course at Barton Creek. Through the end of 2005, we had sold 53 of the 54 lots at Escala Drive in the Barton Creek community.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots; Wimberly Lane Phase II - 47 lots; and Calera - 155 lots. During 2004, we completed construction of four courtyard homes at Calera Court, two of which were sold in October 2005 and one of which was sold in 2004. Calera Court, the initial phase of the “Calera” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots many of which adjoin the Fazio Canyons golf course, received final plat and construction permit approval in February 2005. In the third quarter of 2005, we completed development of these lots and sold 19 lots in the second half of 2005. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, will commence in 2006.

We completed construction of the 34 lots in the Mirador subdivision within the Barton Creek community during 2001 and marketing efforts are ongoing. Mirador adjoins the Escala Drive subdivision. At the end of 2005, we owned 12 estate lots, each averaging approximately 3.5 acres in size, in the Mirador subdivision.

During 2001, we reached agreement with the City concerning development of a 417-acre portion of Lantana. This agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for Lantana allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below) and approximately 330 residential lots to which we sold the development rights in 2003. As of December 31, 2005, the Lantana inventory totaled approximately 2.7 million square feet of potential office and retail development.

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within Lantana. We completed and leased the two 70,000-square-foot office buildings at 7000 West by the third quarter of 2000. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. We have contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Closing of the sale currently is scheduled for March 27, 2006 (see “Discontinued Operations - 7000 West”). The required infrastructure development at the site known as “Rialto Boulevard” was completed during 2001. During 2002, we completed the 75,000-square-foot office building at 7500 Rialto Boulevard, which is now nearly 100 percent leased. As demand for office space within Lantana has increased, we commenced construction in 2006 of a second 75,000-square-foot office building at 7500 Rialto Boulevard. Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which were constructed by an apartment developer that purchased our 36.4-acre multi-family tract in 2000.

In November 2005, we entered into an Agreement of Sale and Purchase with Advanced Micro Devices, Inc. (NYSE: AMD) under which we have agreed to sell them approximately 58 acres at our Lantana property for $21.2 million. The proposed AMD project consists of approximately 825,000 square feet of office and related uses on a 58-acre site at the southeast corner of West William Cannon Drive and Southwest Parkway. Subject to certain conditions, including obtaining certain permits and approvals from the City, the sale is expected to close during 2006. In February 2006, the Save Our Springs Alliance, Inc. filed a lawsuit against the City seeking, among other matters, to prevent the issuance of permits needed to develop the AMD project (see Item 3. “Legal Proceedings”).

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area property.

In August 2002, the City granted final approval of the Circle C settlement and permanent zoning for our real estate located within the Circle C community. These approvals permit development of approximately 1.0 million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single family residential lots. In 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The Circle C settlement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and reimbursement for certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2005, we have permanently used $3.4 million of our City-based incentives including cumulative sales of $1.6 million to other developers, and we also have $4.5 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2005, unencumbered Credit Bank capacity was $7.1 million.

We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City, as amended in 2004. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. In addition, several retail sites at the Circle C community received final City approvals and are being developed. Zoning for Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction is progressing with completion expected by mid-2006.

•	We believe that we have the right to receive approximately $22 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2005, we had approximately $10.3 million of these expected future reimbursements of previously incurred costs recorded as a component of “Real estate, commercial leasing assets and facilities, net” on our balance sheet. The remaining future reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994. Additionally, a significant portion of the substantial additional costs we will incur in the future as our development activities at Barton Creek continue will be eligible for reimbursement. We received total infrastructure reimbursements of $4.9 million during 2005, $0.9 million during 2004 and $5.3 million during 2003, including Barton Creek Municipal Utility District (MUD) reimbursements of $4.9 million in 2005, $0.9 million in 2004 and $4.6 million in 2003. Our total infrastructure reimbursements during 2003 also included fiscal deposit refunds.

•	We are currently developing a project in Plano, Texas.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, for $7.0 million. The property, which we refer to as Deerfield, is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $6.9 million in remaining availability under the loan at December 31, 2005. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule with 68 lot sales closing in 2005. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots.

•	We formed a joint venture in November 2005 to purchase and develop a multi-use property in Austin, Texas.

Our joint venture with Trammell Crow acquired an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard (Crestview Station). After completing remediation work on the property and receiving permits, the joint venture plans to develop regional infrastructure and then sell entitled single-family, multi-family, retail and office properties with closings on the single-family and multi-family components expected to occur in 2007 upon completion of the remediation. The Crestview Station property is divided into three distinct parcels - one containing approximately 46 acres, a second consisting of approximately 27 acres and a third 0.5-acre tract. Our joint venture partnership has contracted with a nationally recognized remediation company to demolish the existing buildings and remediate the 27-acre and 0.5-acre tracts as part of preparing them for residential permitting. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor.

Credit Facility and Other Financing Arrangements
We established a banking relationship with Comerica in 1999 that has substantially enhanced our financial flexibility. In September 2005, we replaced our $30.0 million credit facility with a $45.0 million Comerica revolving credit facility, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2007. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at our option, Comerica’s prime rate plus 0.5 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent. Security for obligations outstanding under the facility includes substantially all of our assets, except for Escarpment Village, 7000 West, Deerfield and the Meridian project. At December 31, 2005, we had $15.7 million outstanding under the revolving credit facility.

In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica to finance the Deerfield property (see “Development and Other Activities” in Items 7. and 7A.). We had $2.9 million of net borrowings under the Deerfield loan at December 31, 2005. At December 31, 2005, we had borrowings associated with two unsecured $5.0 million term loans and $6.5 million of net borrowings on a project loan facility for the 7500 Rialto Boulevard office building (see “Company Strategies and Development Activities,” above). Effective November 15, 2005, we amended our project loan for 7500 Rialto Boulevard with Comerica, which extended the maturity from January 2006 to January 2008. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village. As of December 31, 2005, we had $9.9 million of net borrowings under the Escarpment Village project loan, which will mature in June 2007. In addition, we have a $22.8 million commitment from the Teachers Insurance and Annuity Association of America (TIAA) for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above. At December 31, 2005, we had $5.3 million of net borrowings under the $10.0 million Meridian project loan, which will mature in November 2007. For a further discussion of the credit facility and our other long-term financing arrangements, see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” within Items 7. and 7A. and Note 4.

Discontinued Operations - 7000 West
Background. In 1998, we formed a strategic alliance with Olympus Real Estate Corporation (Olympus) to develop certain of our existing properties and to pursue new real estate acquisition and development opportunities. In 1999, we formed a joint venture (7000 West) owned 50.1 percent by Olympus and 49.9 percent by us to construct a 70,000-square-foot office building at the Lantana Corporate Center. The joint venture completed construction of a second 70,000-square-foot office building in 2000. We accounted for our interest in this joint venture under the equity method of accounting until February 27, 2002, when we purchased Olympus’ ownership interest in the joint venture for $1.5 million and the assumption of $12.9 million of debt (the 7000 West project loan). In December 2004, we repaid the outstanding balance of the 7000 West project loan with proceeds from a $12.0 million loan from TIAA. The 7000 West project loan with TIAA matures in January 2015, and interest accrues monthly at a fixed annual rate of 5.7 percent. As of December 31, 2005, our borrowings outstanding under the 7000 West project loan were $11.8 million (see Note 7).

Sale of 7000 West. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. We have contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Although closing of the sale is currently scheduled for March 27, 2006, it is subject to our satisfaction of certain conditions.

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

Employees
At December 31, 2005, we had 27 employees. We also use contract personnel to perform certain management and administrative services, including administrative, accounting, financial and other services, under a management services agreement. We may terminate this contract on an annual basis. The cost of these services totaled $0.3 million for each of the last three years.

Item 1A. Risk Factors

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

The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. The Austin economy is heavily influenced by conditions in the technology industry. In a weak technology market, which had been the recent condition, we experienced reduced sales, primarily affecting our “high-end” properties, which can significantly affect our financial condition and results of operations.

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

Aggressive attempts by certain parties to restrict growth in the area of our holdings have in the past had, and may in the future have, a negative effect on our development and sales activities. Although we will defend the development entitlements applicable to our properties, the efforts of special interest groups have affected and may again negatively impact our development and sales activities.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities. Significant capital resources will be required to fund our development expenditures. Our performance continues to be dependent on future cash flows from real estate sales and rental income, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

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

Our operations are subject to an intensive regulatory approval process. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, subdivision, site planning and environmental issues. Some of these approvals are discretionary by nature. Because government agencies and special interest groups have in the past expressed concerns about our development plans in or near Austin, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Several special interest groups have long opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located. We have actively opposed these actions and do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has existed in the Austin area and the intensive opposition of several special interest groups, there can be no assurance that our expectations will prove correct.

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

Additionally, in April 1997, the U.S. Department of Interior listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the Department of Interior not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander has not affected, nor do we anticipate it will affect, our Barton Creek and Lantana properties for several reasons, including the results of technical studies and our U.S. Fish and Wildlife Service 10(a) permit obtained in 1995. The development permitted by our 2002 Circle C settlement with the City has been reviewed and approved by the U.S. Fish and Wildlife Service and, as a result, we do not anticipate that the 1997 listing of the Barton Springs Salamander will impact our Circle C properties.

We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are. The real estate business is highly competitive. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the United States (U.S.).

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties
Our developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2005, are provided in the following table. The undeveloped acreage shown in the table is presented according to anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it; however, we currently own only three lots with homes built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

		Acreage
		Developed or Under Development				Undeveloped
	Developed	Single	Multi-			Single	Multi-			Total
	Lots	Family	family	Commercial	Total	Family	family	Commercial	Total	Acreage
Austin
Barton Creek	86	695	249	380	1,324	391	-	20	411	1,735
Lantana	-	-	-	282	282	-	-	-	-	282
Circle C	120	314	-	98	412	-	114	270	384	796
Plano
Deerfield	59	26	-	-	26	-	-	-	-	26
San Antonio
Camino Real	-	-	-	-	-	-	-	2	2	2
Total	265	1,035	249	760	2,044	391	114	292	797	2,841

The following schedule summarizes the estimated development potential of our Austin-area acreage as of December 31, 2005:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	430	1,860	1,590,000	50,000
Lantana	-	-	1,220,393	1,462,185
Circle C	489	300	787,500	372,500
Total	919	2,160	3,597,893	1,884,685

Item 3. Legal Proceedings
On February 21, 2006, the Save Our Springs Alliance, Inc. (“SOS Alliance”) filed suit against the City of Austin (the City) in the 200th Judicial District Court of Travis County, Texas under Cause No. GN-06-000627. SOS Alliance, among other claims, asserts that (i) the AMD project is not exempt under Chapter 245 of the Texas Local Government Code (the grandfathering statute) from current code compliance; and (ii) our Lantana settlement agreements with the City are invalid. The SOS Alliance requests that the court enjoin the City from issuing permits for development of the AMD project. On February 24, 2006, we intervened in the litigation and will vigorously defend our Lantana entitlements. A hearing on the SOS Alliance’s request for injunction against the City is scheduled for March 22, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Executive Officers of the Registrant
Certain information, as of March 1, 2006, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office
William H. Armstrong III	41	Chairman of the Board, President and
		Chief Executive Officer

John E. Baker	59	Senior Vice President and
		Chief Financial Officer

Kenneth N. Jones	46	General Counsel and Secretary

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

	2005		2004
	High	Low	High	Low
First Quarter	$17.25	$12.70	$13.55	$9.90
Second Quarter	18.80	15.00	13.21	11.85
Third Quarter	18.75	17.01	14.35	11.95
Fourth Quarter	23.33	17.30	16.03	13.04

As of March 1, 2006, there were 762 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 4.

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2005.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

October 1 to 31, 2005	798	$19.81	798	493,542
November 1 to 30, 2005	716	19.65	716	492,826
December 1 to 31, 2005	210	21.31	210	492,616
Total	1,724	19.92	1,724

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005.

Item 6. Selected Financial Data
The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2005. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. In addition, the historical results have been adjusted to reflect the operations of Stratus 7000 West Joint Venture (7000 West) as discontinued operations (see Note 7). You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data.”

	2005	2004	2003	2002	2001
	(In Dollars, Except Average Shares, and In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$35,194	$17,725	$11,001	$9,082	$14,829
Operating income (loss)	8,336	338	(413)	(1,545)	2,794
Interest income	226	70	728	606	1,157
Equity in unconsolidated affiliates’
income	-	-	29	263	244
Net income (loss) from continuing
operations	7,960	99	17	(527)	3,977
Income (loss) from discontinued
operations[a]	514	573	3	6	(37)
Net income (loss)	8,474	672	20	(521)	3,940
Net income applicable to common
stock	8,474	672	20	1,846 [b]	3,940

Basic net income (loss) per share:
Continuing operations	1.11	0.01	-	0.26	0.56
Discontinued operations[a]	0.07	0.08	-	-	(0.01)
Basic net income per share[c]	1.18	0.09	-	0.26	0.55

Diluted net income per share:
Continuing operations	1.04	0.01	-	0.25	0.48
Discontinued operations[a]	0.07	0.08	-	-	-
Diluted net income per share[c]	1.11	0.09	-	0.25	0.48

Average shares outstanding[c]
Basic	7,209	7,196	7,124	7,116	7,142
Diluted	7,636	7,570	7,315	7,392 [d]	8,204 [d]

At December 31:
Working capital (deficit)	(7,198)	(4,111)	(787)	(4,825)	141
Property held for sale	143,521	125,445	114,207	111,608	109,704
Property held for use, net	9,452	9,926	9,065	8,087 [e]	338
Discontinued operations (7000 West)[a]	12,230	13,239	13,936	14,705	1,475
Total assets	173,886	152,861	142,430	139,440	129,478
Long-term debt from continuing
operations, including current
portion	50,304	43,647	35,599	32,073	25,576
Long-term debt, from discontinued
operations, including current
portion[a]	11,795	12,000	11,940	12,726	-
Mandatorily Redeemable Preferred
Stock[b]	-	-	-	-	10,000
Stockholders’ equity	94,167	88,196	86,821	86,619	84,659

a.	Relates to the operations, assets and liabilities of 7000 West, which we have contracted to sell (see Note 7).
b.
In connection with the conclusion of our relationship with Olympus Real Estate Corporation in February 2002, we purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Accounting standards require that the $2.4 million discount amount be included in net income applicable to common stock.

c.	Reflects the effects of the stock split transactions completed in 2001 (see Note 6).
d.
Includes effect of assumed redemption of 1.7 million outstanding shares of our mandatorily redeemable preferred stock for 851,000 shares of our common stock. Amount for 2002 is pro-rated for the period the preferred stock was outstanding prior to its redemption in February 2002, totaling 142,000 equivalent shares.

e.	Reflects the cost associated with the completed 7500 Rialto Boulevard office building.

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and
Results of Operation and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to Stratus Properties Inc. and its consolidated subsidiaries. You should read the following discussion in conjunction with our financial statements and the related discussion of “Business,” “Risk Factors” and “Properties” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements located in Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. Our most significant holding is the 1,735 acres of residential, multi-family and commercial property and 86 developed residential estate lots located within the Barton Creek community as of December 31, 2005. We also own approximately 384 acres of undeveloped residential, commercial and multi-family property and 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a retail center. At December 31, 2005, Meridian consisted of approximately 314 acres and 120 developed residential lots and Escarpment Village consisted of approximately 62 acres. Our remaining Austin holdings at December 31, 2005, consisted of 282 acres of commercial property and three office buildings in Lantana. One office building is a 75,000-square-foot office building at 7500 Rialto Boulevard, which is nearly 100 percent leased. In the fourth quarter of 2005, we committed to a plan to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. We have contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Closing of the sale currently is scheduled for March 27, 2006 (see “Discontinued Operations - 7000 West”).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2005, our Deerfield property consists of approximately 26 acres of residential land, which is being developed, and 59 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. We refer to the property as the Crestview Station project, a single-family, multi-family, retail and office development. With our joint venture partner, we have commenced brown field remediation and permitting of the property.

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

The following chart compares Austin’s five-county metro area population and median family income for 1989 and 1999 and the most current information available for 2004 and 2005, based on U.S. Census Bureau data and City of Austin data.
Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2004.
a. Source: Comprehensive Annual Financial Report for the City of Austin, Texas.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City). Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005, market conditions have improved. The December 31, 2004 and 2005 vacancy percentages for various types of developed properties in Austin are noted below, and they indicate that with the exception of the continuing strength of Austin’s retail market, other developed properties are still showing some negative effects from the economic downturn.

	December 31,
	2004	2005
Building Type	Vacancy Factor
Industrial Buildings	20%[a]	19%[b]
Office Buildings (Class A)	20%[c]	17%[d]
Multi-Family Buildings[e]	9%	7%
Retail Buildings[f]	7%	7%

a.	CB Richard Ellis: Austin Industrial Market Summary
b.	CB Richard Ellis: Industrial Availability Index
c.	CB Richard Ellis: Austin Office Market Summary
d.	CB Richard Ellis: Austin Office MarketView
e.	Austin Investor Interests: The Austin Multi-Family Trend Report
f.	CB Richard Ellis: Austin MSA Retail Market Overview

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

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties. In addition, we continue to pursue additional development opportunities, and believe we can obtain bank financing for developing our properties at a reasonable cost. See “Risk Factors” located elsewhere in this Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

Lantana. In November 2005, we entered into an Agreement of Sale and Purchase with Advanced Micro Devices, Inc. (NYSE: AMD) under which we have agreed to sell them approximately 58 acres at our Lantana property for $21.2 million. The proposed AMD project consists of approximately 825,000 square feet of office and related uses on a 58-acre site at the southeast corner of West William Cannon Drive and Southwest Parkway. Subject to certain conditions, including obtaining certain permits and approvals from the City, the sale is expected to close during 2006. In February 2006, the Save Our Springs Alliance, Inc. filed a lawsuit against the City seeking, among other matters, to prevent the issuance of permits needed to develop the AMD project. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 2.7 million square feet of office and retail use on 282 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under existing entitlements.

In 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana project area. The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party, see below), and approximately 330 residential lots to which we sold the development rights in 2003. As of December 31, 2005, the Lantana project inventory totaled approximately 2.7 million square feet of office and retail estimated development potential as discussed above.

During the first quarter of 2004, we executed leases that brought our 75,000-square-foot office building at 7500 Rialto Boulevard to 90 percent occupancy in July 2004, and at December 31, 2005, the office building was approximately 96 percent leased. As demand for office space within Lantana has increased, we commenced construction in 2006 of a second 75,000-square-foot office building at 7500 Rialto Boulevard. Our two 70,000-square-foot office buildings at 7000 West were fully leased in 2003, 2004 and 2005. In March 2004, we formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function. Although there were higher costs during the initial transition, this change in management responsibility provides future cost savings for our commercial leasing operations and better control of building operations. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. We have contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Closing of the sale currently is scheduled for March 27, 2006 (see “Discontinued Operations - 7000 West”).

Downtown Austin Project. In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is suitable for a mixture of retail, office, hotel, residential and civic uses. We have entered into a negotiation period with the City to reach agreement on the project’s design and transaction terms and structure.

Barton Creek Community. We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size. We sold the initial four Mirador lots during 2002, three lots in 2003 for $1.1 million, eight lots in 2004 for $3.0 million and seven lots in 2005 for $3.9 million.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane Phase II - 47 lots and Calera - 155 lots. At December 31, 2005, the developed lots within the Barton Creek Community included: Calera Drive - 34 lots, Wimberly Lane Phase II - 25 lots, Calera Court - 14 lots, Mirador - 12 lots and Escala - 1 lot. Development of the remaining Barton Creek property is being deferred until market conditions improve.

In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots. The deposit was used to pay ongoing development costs of the lots. The deposit will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The lots are being sold on a scheduled takedown basis, with the initial six lots sold in December 2004 following completion of subdivision utilities, and then an average of three lots per quarter beginning in June 2005. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing in December 2004. Wimberly Lane Phase II also included six estate lots, each averaging approximately five acres, which we retained, marketed and sold in 2005 for a total of $1.8 million.

During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community, two of which were sold in October 2005 and one of which was sold in the first quarter of 2004. Calera Court, the initial phase of the “Calera” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial five lots were sold for $2.1 million. During the fourth quarter of 2005, we sold an additional 14 lots for $5.0 million. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, is scheduled to commence in 2006.

Deerfield. In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property is zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $6.9 million in remaining availability under the loan at December 31, 2005. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule with 68 lot sales in 2005. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect to complete 15 lot sales for $1.0 million during the first quarter of 2006.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement permits development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. We estimate our sales from the first two phases of Meridian will total at least 30 lots for $1.8 million during the first quarter of 2006.

In addition, several retail sites at the Circle C community have received final City approvals and are being developed. Zoning for Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction is progressing with completion expected by mid-2006. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village, as well as a $22.8 million commitment from the Teachers Insurance and Annuity Association of America (TIAA) for a long-term mortgage for the completed project.

Crestview Station. In November 2005, we formed a joint venture partnership with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With our joint venture partner, we have commenced brown field remediation and permitting of the property, known as the Crestview Station project, for single-family, multi-family, retail and office development, with closings on the single-family and multi-family components expected to occur in 2007 upon completion of the remediation. At December 31, 2005, our investment in the Crestview Station project totaled $4.2 million and the joint venture partnership had $7.6 million of outstanding debt, of which each of the joint venture partners guarantees $1.9 million.

The Crestview Station property is divided into three distinct parcels - one containing approximately 46 acres, a second consisting of approximately 27 acres, and a third 0.5-acre tract. Our joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the 27-acre and 0.5-acre tracts as part of preparing them for residential permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to secure an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005.

Lakeway Project. In January 2001, we invested $2.0 million in the Lakeway project near Austin, Texas. Since that time, we had been the manager and developer of the 552-acre Schramm Ranch tract, receiving both management fees and sales commissions for our services. In the second quarter of 2001, we negotiated the sale of substantially all of the Schramm Ranch property to a single purchaser. In return for our securing the required entitlements, the sale was to be completed in four planned installments. We secured all the remaining necessary entitlements for the Schramm Ranch property in the fourth quarter of 2001 and received a $1.2 million distribution associated with the first two sale installments.

In the first half of 2002, the purchaser closed the final two planned sale installments. We received a total cash distribution of $1.5 million, which represents a $1.2 million return of our $2.0 million investment and $0.3 million of income. During the second quarter of 2003, we sold the remaining 5-acre commercial site for $0.7 million, ending the project, and received $0.3 million representing our 40 percent share of the related net sales proceeds. On a cumulative basis, we have received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from our involvement in the Lakeway Project, which represents the full return of our $2.0 million investment and $0.9 million of income. See Note 3 for more information regarding our involvement in the Lakeway project.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	2005	2004	2003
Revenues:
Real estate operations	$33,841	$16,851	$10,667
Commercial leasing	1,353	874	334
Total revenues	$35,194	$17,725	$11,001

Operating income (loss)[a]	$8,336	$338	$(413)

Net income from continuing operations	$7,960	$99	$17
Income from discontinued operations	514	573	3
Net income	$8,474	$672	$20

a.	Includes Municipal Utility District (MUD) reimbursements of infrastructure costs charged to expense in prior years totaling $0.1 million in 2005 and $1.2 million in 2003 (see Note 1).

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	2005	2004	2003
Revenues:
Developed property sales	$25,453	$7,238	$1,217
Undeveloped property sales	7,550	9,192	7,721
Commissions, management fees and other	838	421	1,729
Total revenues	33,841	16,851	10,667

Cost of sales	(19,770)	(11,242)	(6,512)
General and administrative expenses	(4,346)	(3,788)	(3,555)

Operating income	$9,725	$1,821	$600

Developed Property Sales. Improving market conditions in the Austin area and our Deerfield project have resulted in increased lot sales in 2005. Property sales for 2005, 2004 and 2003 included the following (revenues in millions):

	2005		2004			2003
	Lots	Revenues	Lots	Revenues		Lots	Revenues
Residential Properties:
Deerfield	68	$4.2	5	$0.3		-	$ -

Barton Creek
Calera Drive	19	7.1	-	-		-	-
Escala Drive Estate	9	4.9	6	2.2		1	0.1
Mirador Estate	7	3.9	8	3.2	[a]	3	1.0	[b]
Calera Court Courtyard Home	2	1.0	1	0.6		-	-
Wimberly Lane Phase I	-	-	-	-		1	0.1
Wimberly Lane Phase II
Standard Homebuilder	10	1.6	6	0.9		-	-
Estate	6	1.8	-	-		-	-

Circle C
Meridian	14	1.0	-	-		-	-
	135	$25.5	26	$7.2	[a]	5	$1.2	[b]

a.	Includes $0.3 million of previously deferred revenues related to a 2003 lot sale at the Mirador subdivision that we recognized in 2004.
b.	Amount is net of $0.3 million of deferred profits which we recognize as we receive payments.

Undeveloped Property Sales. During 2005, we sold a 38-acre tract within the Barton Creek Community for $5.0 million and a 42-acre tract within the Circle C community for $2.6 million.

During 2004, we sold 139 acres of the Meridian development within the Circle C community for $5.6 million and an 83-acre estate lot within the Barton Creek community for $1.8 million. Our other 2004 sales within the Circle C community included two tracts totaling three acres for $1.4 million and an approximate one-acre commercial tract for $0.5 million.

During 2003, we sold to a single purchaser our entire 142 acres of undeveloped residential real estate within the Lantana development in southwest Austin for $4.6 million. We also sold a 23-acre tract within the Circle C community for $1.25 million, a 1.5-acre undeveloped retail tract in our Circle C community for $1.2 million and six acres of property located in southwest Austin for $0.65 million.

Commissions, Management Fees and Other. Commissions, management fees and other revenues totaled $0.8 million in 2005, compared to $0.4 million in 2004, and included sales of our development fee credits to third parties totaling $0.5 million in 2005 and $0.1 million in 2004. We received these development fee credits as part of the Circle C settlement (see Note 8).

Commissions, management fees and other revenues totaled $0.4 million for 2004, compared to $1.7 million for 2003. These amounts included sales of our development fee credits to third parties, totaling $0.1 million in 2004 and $0.9 million in 2003. During 2003, commissions and management fees also included $0.5 million in fees paid to us for our involvement in the Lakeway Project near Austin. During the second quarter of 2003, we sold the remaining five-acre commercial tract at the Schramm Ranch property for $0.7 million, of which we received 40 percent of the net sales proceeds (see “Development and Other Activities” above).

Cost of Sales. Cost of sales totaled $19.8 million in 2005 and $11.2 million in 2004. The increase in cost of sales for 2005 compared to 2004 primarily relates to the increase in developed property sales in 2005. The cost of sales during 2005 were reduced by $0.1 million of MUD reimbursements covering infrastructure costs charged to expense in prior years.

Cost of sales increased to $11.2 million in 2004 from $6.5 million in 2003. The increase in 2004 cost of sales compared to 2003 primarily related to the increase in undeveloped and developed property sales in 2004. In addition, cost of sales during 2003 were reduced by $1.2 million of MUD reimbursements covering infrastructure costs charged to expense in prior years.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at our 7500 Rialto Boulevard office building after removing the results for 7000 West which are now classified as discontinued operations (see below). Summary commercial leasing operating results follow (in thousands):

	2005	2004	2003
Rental income	$1,353	$874	$334
Rental property costs	(1,456)	(1,201)	(564)
Depreciation	(613)	(492)	(325)
General and administrative expenses	(673)	(664)	(458)
Operating loss	$(1,389)	$(1,483)	$(1,013)

Rental Income. In 2005, we earned $1.4 million in rental income, compared to $0.9 million for 2004, as occupancy rates were increasing at our 7500 Rialto Boulevard office building. In 2004, we received rental income of $0.9 million, compared to $0.3 million for 2003, as the occupancy rate increased from approximately 37 percent in December 2003 to 97 percent in December 2004.

Rental Property Costs. Rental property costs increased to $1.5 million in 2005 from $1.2 million in 2004, coinciding with the increase in the occupancy rate.

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

Other Financial Results
General and administrative expenses totaled $5.0 million in 2005, $4.5 million in 2004 and $4.0 million in 2003. The increase in 2005 compared to 2004 primarily relates to higher personnel costs associated with additional projects under way in 2005 and higher accounting fees related to expanded regulatory requirements.

The increase in 2004 compared to 2003 reflects higher legal fees related to a lawsuit that was dismissed by the courts in 2004. General and administrative expenses also were higher because of a reduction in the allocation of certain general and administrative expenses to capital projects (see Note 1).

Non-Operating Results
Interest expense, net of capitalized interest, totaled $0.5 million in 2005, $0.3 million in 2004 and $0.3 million in 2003 (see Note 4). Capitalized interest totaled $3.3 million in 2005, $2.4 million in 2004 and $2.1 million in 2003. The increase in capitalized interest in each year over the three-year period from 2003 to 2005 reflects the higher average balance of our borrowings outstanding related to additional development projects.

Interest income totaled $0.2 million in 2005, $0.1 million in 2004 and $0.7 million in 2003. Interest income included interest on MUD reimbursements totaling $0.1 million in 2005 and $0.6 million in 2003.

DISCONTINUED OPERATIONS - 7000 WEST

In the fourth quarter of 2005, we committed to a plan to sell our two 70,000-square-foot office buildings at 7000 West, which had been a component of our commercial leasing segment. We have contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Although closing of the sale currently is scheduled for March 27, 2006, it is subject to our satisfaction of certain conditions.

Our discontinued operations generated net income of $0.5 million in 2005, $0.6 million in 2004 and $3,000 in 2003. We earned rental income of $3.6 million in 2005, $3.2 million in 2004 and $3.4 million in 2003 from our two fully leased office buildings at 7000 West. Rental property costs in 2004 were reduced by $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings.

7000 West Project Loan. We have a project loan associated with the construction of the buildings at 7000 West. The variable rate, nonrecourse loan was secured by the approximately 11 acres of real estate at 7000 West and the two office buildings. In December 2004, we repaid the outstanding balance of the 7000 West project loan with proceeds from a $12.0 million loan from TIAA. The 7000 West project loan with TIAA matures in January 2015, and interest accrues monthly at a fixed annual rate of 5.7 percent. As of December 31, 2005, our borrowings outstanding under the 7000 West project loan were $11.8 million.

CAPITAL RESOURCES AND LIQUIDITY

Comparison Of Year-To-Year Cash Flows
Although at December 31, 2005, we had a $7.2 million working capital deficit, we believe that we have adequate funds available from our revolving credit facility ($29.3 million at December 31, 2005) and projected operating cash flows to meet our working capital requirements. Operating activities provided cash of $37.8 million in 2005, $10.0 million in 2004 and $8.1 million in 2003, including cash provided by discontinued operations totaling $1.3 million in 2005, $0.7 million in 2004 and $1.0 million in 2003. Compared to 2004, operating cash flows in 2005 improved primarily because of the increase in sales activities and working capital changes. Compared to 2003, operating cash flows in 2004 increased primarily because of the increase in sales activities. In July 2003, Barton Creek MUD No. 4 issued $5.0 million in revenue bonds, of which we received approximately $3.8 million in 2003 as reimbursement for a portion of our previous infrastructure costs within the Barton Creek community. In addition, we received $0.8 million of other Barton Creek MUD reimbursements during 2003. Reimbursements totaling $1.8 million represented (1) a $1.2 million reimbursement of infrastructure costs charged to expense in prior years and were recorded as a reduction of cost of sales and (2) $0.6 million for interest on the reimbursements. The remaining reimbursement of $2.8 million and a fiscal deposit refund of $0.7 million represented a reimbursement of our cost of real estate properties and were recorded as a reduction of capital expenditures.

Cash used in investing activities totaled $39.6 million in 2005, $21.7 million in 2004 and $8.8 million in 2003, including less than $0.1 million used in discontinued operations in each of the three years. We acquired our Deerfield property for $7.0 million in the first quarter of 2004 and continued to develop the property in 2005. Other real estate expenditures for 2005 and 2004 included improvements to certain properties in the Barton Creek and Circle C communities. Development of our commercial leasing properties included the completion of certain tenant improvements to our 7500 Rialto Boulevard office building. The expenditures were partly offset by MUD reimbursements of $4.6 million in 2005, $0.9 million in 2004 and $3.5 million in 2003. During 2003, we received $0.3 million of distributions from the Lakeway project, including $0.2 million representing the final return of our original investment in the project (see “Development and Other Activities” above).

Financing activities provided cash of $3.4 million in 2005, $8.7 million in 2004 and $2.8 million in 2003, including net cash provided by (used in) discontinued operations totaling $(0.2) million in 2005, $0.1 million in 2004 and $(0.8) million in 2003. During 2005, our financing activities reflected $4.7 million of net payments under our revolving line of credit and $11.3 million of net borrowings from our project construction loans, including $5.3 million of net borrowings from the Meridian project loan, $9.9 million of borrowings from the Escarpment Village project loan, net payments of $2.6 million on the Deerfield project loan and final payment of $1.2 million on the Calera Court project loan. During 2004, our financing activities included $0.5 million of net payments on our revolving line of credit and $8.6 million of net borrowings from our project construction loans, including net borrowings of $5.5 million from the Deerfield loan and $1.2 million from the Calera Court project loan. During 2003, our financing activities included $4.3 million of net borrowings from our revolving line of credit and net payments totaling $0.7 million under our 7500 Rialto Boulevard project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2005.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. Under this program, we purchased 188,995 shares for $3.3 million, a $17.68 per share average, in 2005, including a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million, an $18.13 per share average. The transaction was based on market prices of our common stock. During the first quarter of 2006 through March 10, 2006, we purchased 10,668 shares for $0.3 million, a $23.78 per share average. A total of 481,948 shares remain available under this program. During 2004, we purchased 18,389 shares of our common stock for $0.2 million, a $13.47 per share average. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

The following table summarizes our contractual cash obligations as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Debt	$169	$33,843	$16,292	$-	$-	$-	$50,304
Construction contracts	4,831	-	-	-	-	-	4,831
Operating lease	77	77	7	-	-	-	161
Total	$5,077	$33,920	$16,299	$-	$-	$-	$55,296

We had commitments under non-cancelable open contracts totaling $4.0 million at December 31, 2005. In January 2005, we entered into an $8.5 million contract with a term of one year for the construction of the Escarpment Village shopping center at the Circle C community. During 2005, that contract increased to a total of $10.1 million as additional facilities were added to the center. The contract only had an outstanding commitment of $0.2 million at December 31, 2005; however, in addition to this balance, there was also $0.6 million in outstanding Escarpment Village leasing commissions at December 31, 2005, as well as $0.9 million in landscaping costs contracted for the completion of the center.

In January 2005, we also executed four construction contracts with one-year terms totaling $3.9 million for paving and utilities work at the Circle C community in connection with the development of the first 134 lots of the Meridian project and the construction of the first phase of the main boulevard in Meridian. In June 2005, we executed two construction contracts with nine-month terms, totaling $3.1 million, for paving and utilities for the second 134-lot phase of the Meridian project. Additionally, in September 2005, we executed two construction contracts with 75-day terms, totaling $0.3 million, for gas and electric improvements for the second 134-lot phase of the Meridian project. The total outstanding balance remaining on all the Meridian contracts at December 31, 2005 was $1.2 million.

In addition to the contracts noted above, we also had an outstanding total of $0.9 million at December 31, 2005 in various ongoing Lantana and Barton Creek development contracts.

In early 2006, we entered into an additional $0.8 million of contracts for various development projects to be completed during 2006. The two major items were a $0.4 million contract for construction materials to be used in future Barton Creek retail facilities and a $0.2 million engineering contract for the next phase of residential lots at the Meridian project.

For a further discussion of our debt obligations, see “Credit Facility and Other Financing Arrangements” below. In addition to our contractual obligations, we have $3.0 million in other liabilities in the accompanying consolidated balance sheets representing our indemnification of the purchaser for any future abandonment costs in excess of net revenues received by the purchaser in connection with the sale of an oil and gas property in 1993, as further discussed in Note 8. The timing and final amount of any payment is currently uncertain.

Credit Facility and Other Financing Arrangements
A summary of our outstanding borrowings (in thousands) and a discussion of our financing arrangements follow (excludes 7000 West project loan, see “Discontinued Operations - 7000 West”).

	December 31,
	2005	2004
Comerica revolving credit facility	$15,677	$20,355
Unsecured term loans	10,000	10,000
7500 Rialto Boulevard project loan	6,461	6,630
Deerfield loan	2,943	5,503
Escarpment Village project loan	9,936	1
Meridian project loan	5,287	-
Calera Court project loan	-	1,158
Total debt	$50,304	$43,647

Comerica Revolving Credit Facility. On September 30, 2005, we entered into a loan agreement with Comerica to replace our existing $30.0 million revolving credit facility with them. The loan agreement provides for a $45.0 million revolving credit facility, of which $3.0 million is provided for our Calera Court project. The facility matures on May 30, 2007.

The facility sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at our option, Comerica’s prime rate plus 0.5 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent. Our obligations under the facility are secured by substantially all of our assets, except for Escarpment Village, 7000 West, Deerfield and the Meridian project.

Unsecured Term Loans. In 2000 and 2001, we obtained two $5.0 million five-year unsecured term loans from First American Asset Management (see Note 4). The proceeds of the loans were used to fund our operations and for other general corporate purposes. Effective December 15, 2004, we amended the two loans to extend their prior maturities of January 2006 to January 2008 and July 2006 to July 2008. In accordance with the amendments, interest now accrues on the loans at a rate of one-month LIBOR plus 4.5 percent and is payable monthly. The interest rate was 8.8 percent on December 31, 2005 and 6.9 percent on December 31, 2004. Prior to the 2004 amendments, the interest rate was fixed at 9.25 percent.

7500 Rialto Boulevard Project Loan. In 2001, we secured an $18.4 million project loan facility with Comerica for the construction of two office buildings at 7500 Rialto Boulevard. Borrowings under this project loan have funded the construction of the first 75,000-square-foot building and related parking garage. This variable-rate project loan facility is secured by the land and buildings in the project. We may make additional borrowings under this facility to fund certain tenant improvements. Effective November 15, 2005, we restructured our 7500 Rialto Boulevard project loan and extended its maturity from January 2006 to January 2008. Under the terms of the loan modification agreement, we paid an extension fee of $25,600 and the commitment under the facility was reduced to $6.8 million. As of December 31, 2005, we had $6.5 million outstanding under the project loan.

Deerfield Loan. On February 27, 2004, we entered into a loan agreement with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions. The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules. As of December 31, 2005, borrowings outstanding under the loan totaled $2.9 million, which proceeds financed a portion of the acquisition and the development costs of the Deerfield property.

Escarpment Village Project Loan. In December 2004, we executed a Promissory Note and a Construction Loan Agreement with Comerica for an $18.5 million loan to be used for the construction of Escarpment Village. The loan has a maturity date of June 2007, with a one-year extension option subject to certain terms and conditions. As of December 31, 2005, our borrowings outstanding under the loan were $9.9 million. We also have a $22.8 million commitment from TIAA for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above.

Meridian Project Loan. In May 2005, we executed a development loan agreement with Comerica for a $10.0 million loan to fund the development of single-family residential lots at Meridian. The loan has a maturity date of November 2007. As of December 31, 2005, we had $5.3 million of outstanding under the Meridian project loan.

Calera Court Project Loan. In September 2003, we finalized a $3.0 million project loan with Comerica to fund the construction of courtyard homes at Calera Court. We paid the $1.2 million outstanding balance of the loan at its maturity in September 2005. As discussed above, $3.0 million of the $45.0 million revolving credit facility is provided for our Calera Court project.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statements under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our valuation of investment real estate and commercial leasing assets, our allocation of indirect costs, revenue recognition, valuation allowances for deferred tax assets and our indemnification of the purchaser of an oil and gas property from us for any abandonment costs.

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

•  Allocation of Overhead Costs. We periodically capitalize a portion of our overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in these activities. In order to accomplish this procedure, we periodically evaluate our “corporate” personnel activities to see what, if any, time is associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with paragraph 7 of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” we only capitalize direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

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

•  Deferred Tax Assets. We have significant net operating loss credit carryforwards that are scheduled to expire from 2007 through 2024 (see Note 5). Realization of these deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In addition, under the provisions of the Internal Revenue Code, certain substantial changes in Stratus’ ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years. In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have recorded a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. At December 31, 2005 and 2004, the valuation allowance was equal to 100 percent of our deferred tax assets. In determining the need for this valuation allowance, we considered the historical and projected financial performance of our operations along with any changes in Stratus’ ownership. Should actual results differ materially from our estimates or a significant change in Stratus’ ownership occur, we may need to adjust our valuation allowance and begin providing a current tax provision, which could materially impact our results of operations and financial position in future periods.

•  Abandonment Costs Indemnification. In connection with the sale of an oil and gas property in 1993, we indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. Whether or not we ultimately will incur any cost as a result of this indemnification is uncertain and will depend on a number of factors beyond our control, including actual oil and gas produced from the property, oil and gas prices received and the level of operating and abandonment costs incurred by the third-party operator over the life of the property. We periodically assess the reasonableness of amounts recorded for this liability through the use of information obtained from the operator of the property; however, the availability of such information is limited, and there are numerous uncertainties involved in estimating the related future revenues, operating and abandonment costs. Based on our assessment of the available information, we have determined that a loss is probable and we have recorded a liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, representing our best estimate of this potential liability. The carrying value of this liability may be adjusted in future periods as additional information becomes available, but our current estimate is that this liability will not exceed $9.0 million. This is a critical accounting policy because of the significant judgments we must make in assessing the amount of any such liability, in light of the limited amount of information available to us and the uncertainty involved in projections of future product prices and costs of any ultimate liability, which requires us to use significant judgment in determining the amount of our liability.

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we do not hedge our exposure to changes in interest rates. Based on our bank debt outstanding from continuing operations at December 31, 2005, a change of 100 basis points in applicable annual interest rates would have an approximate $0.5 million impact on annual interest costs.

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

NEW ACCOUNTING STANDARD

Through December 31, 2005, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net income would have been reduced by $0.7 million, $0.10 per basic share and $0.08 per diluted share, in 2005, $0.5 million, $0.07 per share, in 2004 and $0.7 million, $0.09 per share, in 2003 (see Note 1). These amounts are not necessarily indicative of what charges may be in future periods. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is fiscal periods beginning after June 15, 2005. We adopted SFAS No. 123R on January 1, 2006.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF STRATUS PROPERTIES INC.:

We have completed an integrated audit of Stratus Properties Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 16, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stratus Properties Inc.’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2005, our Company’s internal control over financial reporting is effective based on the COSO criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report dated March 16, 2006, which is included herein.

/s/ William H. Armstrong III	/s/ John E. Baker
William H. Armstrong III	John E. Baker
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$387 and $124, respectively (Note 6)	$1,901	$379
Notes receivable from property sales	-	27
Accounts receivable	42	189
Deposits, prepaid expenses and other	849	393
Discontinued operations (Note 7)	12,230	345
Total current assets	15,022	1,333
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	127,450	104,526
Property held for sale - undeveloped	16,071	20,919
Property held for use, net	9,452	9,926
Investment in Crestview	4,157	-
Other assets	1,734	2,474
Discontinued operations (Note 7)	-	12,894
Notes receivable from property sales (Note 1)	-	789
Total assets	$173,886	$152,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,305	$1,091
Accrued interest, property taxes and other	3,710	2,263
Current portion of long-term debt	169	1,327
Discontinued operations (Note 7)	12,036	583
Total current liabilities	22,220	5,264
Long-term debt (Note 4)	50,135	42,320
Other liabilities	7,364	5,164
Discontinued operations (Note 7)	-	11,917
Total liabilities	79,719	64,665

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized,
7,485 and 7,284 shares issued, respectively and
7,217 and 7,221 shares outstanding, respectively	74	72
Capital in excess of par value of common stock	182,007	181,145
Accumulated deficit	(82,943)	(91,417)
Unamortized value of restricted stock units	(567)	(841)
Common stock held in treasury, 268 shares and 63 shares,
at cost, respectively	(4,404)	(763)
Total stockholders’ equity	94,167	88,196
Total liabilities and stockholders' equity	$173,886	$152,861

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Real estate	$33,003	$16,430	$8,938
Rental income	1,353	874	334
Commissions, management fees and other	838	421	1,729
Total revenues	35,194	17,725	11,001
Cost of sales (Note 1):
Real estate, net	19,625	11,119	6,414
Rental, net	1,456	1,201	564
Depreciation	758	615	423
Total cost of sales	21,839	12,935	7,401
General and administrative expenses	5,019	4,452	4,013
Total costs and expenses	26,858	17,387	11,414
Operating income (loss)	8,336	338	(413)
Interest expense, net	(529)	(309)	(327)
Interest income	226	70	728
Equity in unconsolidated affiliates’ income (Note 3)	-	-	29
Income from continuing operations before income taxes	8,033	99	17
Provision for income taxes	(73)	-	-
Net income from continuing operations	7,960	99	17
Income from discontinued operations (Note 7)	514	573	3
Net income applicable to common stock	$8,474	$672	$20

Basic net income per share of common stock:
Continuing operations	$1.11	$0.01	$-
Discontinued operations	0.07	0.08	-
Basic net income per share of common stock	$1.18	$0.09	$-

Diluted net income per share of common stock:
Continuing operations	$1.04	$0.01	$-
Discontinued operations	0.07	0.08	-
Diluted net income per share of common stock	$1.11	$0.09	$-

Average shares of common stock outstanding:
Basic	7,209	7,196	7,124
Diluted	7,636	7,570	7,315

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flow from operating activities:
Net income	$8,474	$672	$20
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	(514)	(573)	(3)
Depreciation	758	615	423
Cost of real estate sold	17,057	8,938	4,973
Stock-based compensation	282	156	119
Long-term notes receivable	789	(615)	1,929
Equity in unconsolidated affiliates’ income	-	-	(29)
Distribution of unconsolidated affiliates’ income	-	-	29
Loan deposits and deposits for infrastructure development	(274)	(1,320)	-
Other	1,049	(441)	(325)
(Increase) decrease in working capital:
Accounts receivable, prepaid expenses and other	(9)	503	54
Accounts payable, accrued liabilities and other	8,859	1,394	(99)
Net cash provided by continuing operations	36,471	9,329	7,091
Net cash provided by discontinued operations	1,310	670	961
Net cash provided by operating activities	37,781	9,999	8,052

Cash flow from investing activities:
Purchases and development of real estate properties	(39,733)	(21,463)	(11,566)
Municipal utility district reimbursements	4,600	910	3,504
Investment in Crestview	(4,157)	-	-
Development of commercial leasing properties and other
expenditures	(284)	(1,099)	(911)
Distribution from Lakeway Project	-	-	191
Net cash used in continuing operations	(39,574)	(21,652)	(8,782)
Net cash used in discontinued operations	(40)	(36)	(22)
Net cash used in investing activities	(39,614)	(21,688)	(8,804)

Cash flow from financing activities:
Borrowings from revolving credit facility	55,005	16,414	20,963
Payments on revolving credit facility	(59,684)	(16,930)	(16,703)
Borrowings from project loans	17,583	9,176	781
Repayments on project loans	(6,248)	(610)	(1,516)
Net proceeds from exercise of stock options	639	795	64
Purchases of Stratus common shares	(3,342)	(248)	-
Bank credit facility fees	(388)	-	-
Net cash provided by continuing operations	3,565	8,597	3,589
Net cash provided by (used in) discontinued operations	(205)	58	(785)
Net cash provided by financing activities	3,360	8,655	2,804

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended December 31,
	2005	2004	2003
Net increase (decrease) in cash and cash equivalents	1,527	(3,034)	2,052
Cash and cash equivalents at beginning of year	379	3,413	1,361
Cash and cash equivalents at end of year	1,906	379	3,413
Less cash at discontinued operations	(5)	-	(189)
Less cash restricted as to use	(387)	(124)	(207)
Unrestricted cash and cash equivalents at end of year	$1,514	$255	$3,017

Supplemental Information:
Interest paid	$1,085	$972	$703

The accompanying notes, which include information regarding noncash transactions, are an integral part of these financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended December 31,
	2005	2004	2003
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 7,284 shares in 2005,
7,179 shares in 2004 and 7,159 shares in 2003	72	72	72
Exercise of stock options and restricted stock representing 201
shares in 2005, 105 shares in 2004 and 19 shares in 2003	2	-	-
Balance at end of year representing 7,485 shares in 2005, 7,284
shares in 2004 and 7,179 shares in 2003	74	72	72

Capital in excess of par value:
Balance at beginning of year	181,145	179,786	179,472
Exercised stock options and other	862	835	99
Restricted stock units granted, net of forfeitures (Note 6)	-	524	215
Balance at end of year	182,007	181,145	179,786

Accumulated deficit:
Balance at beginning of year	(91,417)	(92,089)	(92,109)
Net income	8,474	672	20
Balance at end of year	(82,943)	(91,417)	(92,089)

Unamortized value of restricted stock units:
Balance at beginning of year	(841)	(452)	(333)
Deferred compensation associated with restricted stock units, net
of forfeitures (Note 6)	-	(524)	(215)
Amortization of related deferred compensation, net of forfeitures	274	135	96
Balance at end of year	(567)	(841)	(452)

Common stock held in treasury:
Balance at beginning of year representing 63 shares in 2005,
44 shares in 2004 and 42 shares in 2003	(763)	(496)	(483)
Shares purchased representing 189 shares in 2005 and
18 shares in 2004	(3,342)	(248)	-
Tender of 16 shares in 2005 and 1 share in 2004 and 2003
for exercised stock options and restricted stock	(299)	(19)	(13)
Balance at end of year representing 268 shares in 2005,
63 shares in 2004 and 44 shares in 2003	(4,404)	(763)	(496)

Total stockholders’ equity	$94,167	$88,196	$86,821

The accompanying notes are an integral part of these financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
Operations and Basis of Accounting. The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted primarily in Austin, Texas, through its wholly owned subsidiaries and through certain unconsolidated joint ventures (see “Investments in Unconsolidated Affiliates” below and Note 3). Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land, L.P.; Stratus 7000 West Joint Venture; Lantana Office Properties I, L.P.; Austin 290 Properties, Inc.; Avalon Realty Company, L.L.C.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments L.L.C., STRS Plano, L.P., Southwest Property Services L.L.C., Escarpment Village L.P.; Calera Court, L.P.; Meridian Development L.P.; Oly Stratus Barton Creek I JV and STRS L.L.C. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 2005 presentation. In the fourth quarter of 2005, Stratus committed to sell its investment in Stratus 7000 West Joint Venture (see Note 7). As a result, the Stratus 7000 West Joint Venture (7000 West) is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Investments in Unconsolidated Affiliates. Stratus has a 50 percent interest in the Crestview Station project (see Note 3), which it accounts for under the equity method in accordance with the provisions of the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” Stratus had a net profits interest in the Lakeway project, as further described in Note 3, in which its share of the project’s earnings or loss was calculated using the hypothetical liquidation at book value approach. This approach compares the value of the investment at the beginning of the year to that at the end of the year, assuming that the project’s assets were liquidated or sold at book value. The difference represents Stratus’ share of the project’s earnings or losses.

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

Cash Equivalents and Restricted Cash. Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. Restricted cash totaled $0.4 million at December 31, 2005, including $0.3 million from Deerfield lot sales to be used for payment on the Deerfield loan (see Note 4), and $0.1 million at December 31, 2004. Approximately $0.1 million held at year-end 2005 and 2004 represents funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6).

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

Notes Receivable from Property Sales. Stratus’ developed property sales in 2004 included the sale of two residential estate lots at the Mirador subdivision for $0.7 million, for which Stratus received cash of $0.1 million and a promissory note of $0.6 million. Stratus also received a promissory note of $0.2 million for the $0.3 million sale of one residential estate lot at Mirador. The $0.6 million note, which had an annual interest rate of eight percent, required three annual principal and interest payments with the final payment due in September 2007. The $0.2 million note, which had an annual interest rate of 10 percent, required monthly principal and interest payments with the final payment due in July 2007. Stratus received full payment on these notes in 2005.

Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale is stated at the lower of cost or fair value less costs to sell, and includes acreage, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus recorded capitalized interest of $3.3 million in 2005, $2.4 million in 2004 and $2.1 million in 2003.

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

Accrued Property Taxes. Stratus estimates its property tax accrual based on prior year property tax payments and other current events that may impact the payment. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $1.5 million at December 31, 2005 and $1.6 million at December 31, 2004.

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

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed. A summary of Stratus’ revenues follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Revenues:
Developed property sales	$25,453	$7,238	$1,217
Undeveloped property sales	7,550	9,192	7,721
Rental income	1,353	874	334
Commissions, management fees and other	838	421	1,729
Total revenues	$35,194	$17,725	$11,001

Cost of Sales. Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows:

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Cost of developed property sales	$13,023	$3,504	$683
Cost of undeveloped property sales	4,564	5,678	4,681
Rental property costs	1,456	1,201	564
Allocation of overhead costs (see below)	2,277	2,130	2,446
Municipal utility district reimbursements	(126)	-	(1,180)
Depreciation	758	615	423
Other, net	(113)	(193)	(216)
Total cost of sales	$21,839	$12,935	$7,401

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

Allocation of Overhead Costs. Stratus has historically allocated a portion of its overhead costs to both capital accounts (real estate, commercial leasing assets and facilities) and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital and sales and marketing for cost of sales). In accordance with paragraph 7 of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” Stratus only capitalizes direct and indirect project costs associated with the acquisition, development, and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e. project manager and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

Advertising Costs. Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.2 million in 2005, $0.1 million in 2004 and $0.1 million in 2003.

Income Taxes. Stratus follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities (see Note 5).

Earnings Per Share. Stratus’ basic net income per share of common stock was calculated by dividing the income applicable to continuing operations, income from discontinued operations and net income applicable to common stock by the weighted average number of common shares outstanding during the year. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income from continuing operations	$7,960	$99	$17
Income from discontinued operations	514	573	3
Net income applicable to common stock	$8,474	$672	$20

Weighted average common shares outstanding	7,209	7,196	7,124
Add: Dilutive stock options	418	340	180
Restricted stock	9	34	11
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,636	7,570	7,315

Diluted net income per share of common stock:
Continuing operations	$1.04	$0.01	$-
Discontinued operations	0.07	0.08	-
Diluted net income per share of common stock	$1.11	$0.09	$-

Outstanding stock options with exercise prices greater than the average market price of the common stock during the year are excluded from the computation of diluted net income per share of common stock and are shown below.

	Years Ending December 31,
	2005	2004	2003
Outstanding options (in thousands)	-	63	229
Average exercise price	-	$13.97	$11.64

Stock-Based Compensation Plans. As of December 31, 2005, Stratus has three stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 6. Stratus accounts for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Because all the plans require that the option exercise price be at least the market price on the date of grant, Stratus recognizes no compensation expense on the grant or exercise of its employees’ options. See “New Accounting Standard” below for a discussion of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which Stratus adopted on January 1, 2006. The following table illustrates the effect on net income and earnings per share if Stratus had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on a fair value method (in thousands, except per share amounts):
	Years Ended December 31,
	2005	2004	2003
Net income applicable to common stock, as reported	$8,474	$672	$20
Add: Stock-based employee compensation expense
included in reported net income applicable to
common stock for restricted stock units	274	148	96
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(937)	(667)	(750)
Pro forma net income (loss) applicable to common stock	$7,811	$153	$(634)

Earnings per share:
Basic - as reported	$1.18	$0.09	$-
Basic - pro forma	$1.08	$0.02	$(0.09)

Diluted - as reported	$1.11	$0.09	$-
Diluted - pro forma	$1.03	$0.02	$(0.09)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of Stratus’ stock option grants under SFAS No. 123 during the years presented.

	2005	2004	2003
Options granted	7,750	117,500	77,500
Fair value per stock option	$11.48	$10.29	$6.99
Risk-free interest rate	4.33%	4.39%	4.52%
Expected volatility rate	46.2%	48.7%	50.8%

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

New Accounting Standard. Through December 31, 2005, Stratus has accounted for grants of employee stock options under the recognition principles of APB Opinion No. 25 and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If Stratus had applied the fair value recognition provisions of SFAS No. 123, which requires stock-based compensation to be recognized based on the use of a fair value method, Stratus’ net income would have been reduced by $0.7 million, $0.10 per basic share and $0.08 per diluted share, in 2005, $0.5 million, $0.07 per share, in 2004 and $0.7 million, $0.09 per share, in 2003. These pro forma amounts are not necessarily indicative of what charges may be for future periods. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is fiscal periods beginning after June 15, 2005. Stratus adopted SFAS No. 123R on January 1, 2006.

2.   Real Estate, Commercial Leasing Assets and Facilities, net

	December 31,
	2005	2004
	(In Thousands)
Property held for sale - developed or under development:
Austin, Texas area	$120,256	$95,460
Other areas of Texas	7,194	9,066
	127,450	104,526
Property held for sale - undeveloped:
Austin, Texas area	16,037	20,885
Other areas of Texas	34	34
	16,071	20,919

Property held for use:
Commercial leasing assets, net of accumulated depreciation
of $1,454 in 2005 and $862 in 2004	8,989	9,445
Furniture, fixtures and equipment, net of accumulated
depreciation of $562 in 2005 and $422 in 2004	463	481
Total property held for use	9,452	9,926
	$152,973	$135,371

At December 31, 2005, Stratus’ investment in real estate includes approximately 2,841 acres of land located in Austin, Plano and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consisted of 1,735 acres of residential, multi-family and commercial property and 86 developed residential estate lots within the Barton Creek community at December 31, 2005. Stratus also holds approximately 384 acres of undeveloped residential, commercial and multi-family property and 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Stratus’ other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a retail center. At December 31, 2005, Meridian consisted of approximately 314 acres and 120 developed residential lots and Escarpment Village consisted of approximately 62 acres. Stratus’ remaining Austin holdings at December 31, 2005, consisted of 282 acres of commercial property and three office buildings in Lantana. One office building is the 75,000-square-foot building at 7500 Rialto Boulevard, which is nearly 100 percent leased. In the fourth quarter of 2005, Stratus committed to a plan to sell its two office buildings at 7000 West. Stratus has contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Closing of the sale currently is scheduled for March 27, 2006 (see Note 7). Stratus’ Deerfield project in Plano, Texas, consists of approximately 26 acres of residential land, which is being developed, and 59 developed residential lots of residential property.

Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it; however, Stratus currently owns only three lots with homes built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

Stratus’ office building costs include both the construction and land costs associated with its 75,000-square-foot office building at 7500 Rialto Boulevard.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

3.   Investments in Unconsolidated Affiliates
Crestview Station Project
In November 2005, Stratus formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. Stratus refers to the property as the Crestview Station project, a single-family, multi-family, retail and office development. With its joint venture partner, Stratus has commenced brown field remediation and permitting of the property. At December 31, 2005, Stratus’ investment in the Crestview Station project totaled $4.2 million and the joint venture partnership had $7.6 million of outstanding debt, of which each of the joint venture partners guarantees $1.9 million.

The Crestview Station property is divided into three distinct parcels - one containing approximately 46 acres, a second consisting of approximately 27 acres, and a third 0.5-acre tract. The joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the 27-acre and 0.5-acre tracts as part of preparing them for residential permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to secure an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005.

Lakeway Project
From mid-1998 through early 2003, Stratus has provided development, management, operating and marketing services for the Lakeway development near Austin, Texas, which is owned by Commercial Lakeway Limited Partnership, an affiliate of Credit Suisse First Boston, for a fixed monthly fee. In 2001, Stratus entered into an expanded development management agreement with Commercial Lakeway Limited Partnership covering a 552-acre portion of the Lakeway development known as Schramm Ranch, and Stratus contributed $2.0 million as an investment in this project (Lakeway Project). In 2003, Stratus sold the last remaining 5-acre tract at the project ending the project. Under the agreement, Stratus received management and development fees and sales commissions, as well as a net profits interest in the Lakeway project. Lakeway Project distributions were made to Stratus as sales installments closed. Under terms of the agreement, Stratus received a 28 percent share in any Lakeway Project distributions until such distributions exceeded its initial investment in the project ($2.0 million) plus a stated annual rate of return and 40 percent thereafter.

Stratus received a total of $2.9 million of cash distributions, not including sales commissions and management fees, from its involvement with the Lakeway Project, which represents the full return of Stratus’ $2.0 million investment and $0.9 million of income.

4.   Long-Term Debt
	December 31,
	2005	2004
	(In Thousands)
Comerica revolving credit facility, average rate 6.0% in 2005
and 5.0% in 2004	$15,677	$20,355
Unsecured term loans, average rate 7.7% in 2005
and 9.1% in 2004	10,000	10,000
7500 Rialto Boulevard project loan, average rate 6.1% in 2005
and 5.0% in 2004	6,461	6,630
Deerfield loan, average rate 6.0% in 2005 and 5.0% in 2004	2,943	5,503
Escarpment Village project loan, average rate 6.1% in 2005
and 4.8% in 2004	9,936	1
Meridian project loan, average rate 6.6% in 2005	5,287	-
Calera Court project loan, average rate 5.0% in 2004	-	1,158
Total	50,304	43,647
Less: Current portion	(169)	(1,327)
Long-term debt	$50,135	$42,320

Comerica Revolving Credit Facility. On September 30, 2005, Stratus entered into a loan agreement with Comerica to replace its existing $30.0 million revolving credit facility with Comerica. The loan agreement provides for a $45.0 million revolving credit facility, of which $3.0 million is provided for the Calera Court project. The facility matures on May 30, 2007.

The facility sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at Stratus’ option, Comerica’s prime rate plus 0.5 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent. Stratus’ obligations under the facility are secured by substantially all of its assets, except for Escarpment Village, 7000 West, Deerfield and the Meridian project.

Unsecured Term Loans. In 2000 and 2001, Stratus obtained two $5.0 million five-year unsecured term loans from First American Asset Management. The proceeds of the loans were used to fund Stratus’ operations and for other general corporate purposes. Effective December 15, 2004, Stratus amended the two loans to extend their prior maturities of January 2006 to January 2008 and July 2006 to July 2008. In accordance with the amendments, interest now accrues on the loans at a rate of one-month LIBOR plus 4.5 percent and is payable monthly. Prior to the 2004 amendments, the interest rate was fixed at 9.25 percent.

7500 Rialto Boulevard Project Loan. In 2001, Stratus secured an $18.4 million project loan with Comerica for the construction of two office buildings at 7500 Rialto Boulevard located within the Lantana project in Austin, Texas. This variable-rate project loan facility, secured by the land and one office building was amended in January 2004 to extend the maturity to January 31, 2005, with the option to extend the loan for an additional one-year period, subject to certain conditions. Negotiation of an earlier amendment also included a reduction of Comerica’s commitment from $18.4 million to $9.2 million, reflecting the elimination of the borrowings necessary to fund the construction of a second building at 7500 Rialto Boulevard. Upon finalizing an earlier amendment to this project loan in January 2003, Stratus repaid $1.4 million of its borrowings outstanding on the project facility, which reduced the commitment under the facility to $7.8 million. The January 2004 amendment required Stratus to repay $69,900 of borrowings outstanding and reduced the commitment under the project loan by $0.2 million to $7.6 million. Effective January 31, 2005, Stratus extended the loan for one year in accordance with the remaining option. Under the terms of the maturity extension, Stratus paid an extension fee of $18,500 and the commitment under the facility was reduced by $0.2 million to $7.4 million. Stratus may make additional borrowings under this facility to fund certain tenant improvements. Effective November 15, 2005, Stratus restructured its 7500 Rialto Boulevard project loan and extended its maturity from January 2006 to January 2008. Under the terms of the loan modification agreement, Stratus paid an extension fee of $25,600 and the commitment under the facility was reduced to $6.8 million. As of December 31, 2005, Stratus had $6.5 million outstanding under the project loan.

Deerfield Loan. On February 27, 2004, Stratus entered into a loan agreement with Comerica for $9.8 million with a maturity date of February 27, 2007, including an option to extend the maturity date by six months to August 27, 2007, subject to certain conditions. The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules. As of December 31, 2005, borrowings outstanding under the loan totaled $2.9 million, which proceeds financed a portion of the acquisition and the development costs of the Deerfield property.

Escarpment Village Project Loan. In December 2004, Stratus executed a Promissory Note and a Construction Loan Agreement with Comerica for an $18.5 million loan to be used for the construction of a 168,000-square-foot retail project, which Stratus refers to as Escarpment Village. The loan has a maturity date of June 2007, with a one-year extension option subject to certain terms and conditions. As of December 31, 2005, borrowings outstanding under the loan were $9.9 million.

In addition, Stratus has a $22.8 million commitment from Teachers Insurance and Annuity Association of America (TIAA) for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above.

Meridian Project Loan. In May 2005, Stratus executed a development loan agreement with Comerica for a $10.0 million loan to fund the development of single-family residential lots at Meridian. The loan has a maturity date of November 2007. As of December 31, 2005, Stratus had $5.3 million of net borrowings under the Meridian project loan.

Calera Court Project Loan. In September 2003, Stratus finalized a $3.0 million project loan with Comerica to fund the construction of courtyard homes at Calera Court. Stratus paid the $1.2 million outstanding balance of the loan at its maturity in September 2005. As discussed above, $3.0 million of the $45.0 million revolving credit facility is provided for the Calera Court project.

Maturities. Maturities of long-term debt instruments based on the amounts and terms outstanding at December 31, 2005, totaled $0.2 million in 2006, $33.8 million in 2007, $16.3 million in 2008 and none thereafter.

5.   Income Taxes
Income taxes are recorded pursuant to SFAS No. 109. The components of deferred taxes follow:

	December 31,
	2005	2004
	(In Thousands)
Deferred tax assets:
Net operating loss credit carryfowards (expire 2007-2024)	$10,847	$12,561
Real estate and facilities, net	5,622	6,060
Alternative minimum tax credits and depletion allowance
(no expiration)	967	813
Other future deduction carryforwards (expire 2007-2009)	191	368
Valuation allowance	(17,627)	(19,802)
	$-	$-

Realization of deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In addition, under the provisions of the Internal Revenue Code, certain substantial changes in Stratus’ ownership may result in a limitation on the amount of net operating loss carryforwards which can be used in future years. Stratus believes that it is more likely than not that the loss carryforwards may expire unused and, accordingly, has established a valuation allowance of $17.6 million and $19.8 million at December 31, 2005 and 2004, respectively.

Stratus’ 2005 provision for income taxes of $73,000 is for alternative minimum taxes. Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the recorded income tax provision follow:

	Years Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Income tax provision computed at the
federal statutory income tax rate	$2,991	35%	$235	35%	$7	35%
Adjustments attributable to:
Change in valuation allowance	(2,175)	(25)	(1,981)	(295)	(450)	(2,250)
State taxes and other	(743)	(9)	1,746	260	443	2,215
Income tax provision	$73	1%	$-	-%	$-	-%

6.   Stock Options, Equity Transactions and Employee Benefits
Stock Options. Stratus’ Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (RSUs) (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see below), representing 975,000 shares of Stratus common stock at no less than market value at time of grant. In May 2002, Stratus’ shareholders approved the 2002 Stock Incentive Plan (the 2002 Stock Option Plan), which provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock. Generally, stock-based compensation awards, excluding RSUs, are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. At December 31, 2005, 98,763 options were available for new grants under the four plans. A summary of stock options outstanding follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Option	Of	Option	of	Option
	Options	Price	Options	Price	Options	Price
Balance at January 1	1,008,434	$9.19	1,004,774	$8.34	935,962	$8.14
Granted	7,750	18.22	117,500	15.83	77,500	10.54
Exercised	(177,848)	5.27	(90,639)	8.22	(8,688)	7.30
Expired/Forfeited	-	-	(23,201)	9.43	-	-
Balance at December 31	838,336	10.11	1,008,434	9.19	1,004,774	8.34

Summary information of stock options outstanding at December 31, 2005 follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Option	Number	Option
Prices	of Options	Life	Price	Of Options	Price
$3.00	25,000	0.1 year	$3.00	25,000	$3.00
$5.25 to $7.81	154,625	2.5 years	6.94	154,625	6.94
$8.06 to $10.56	409,809	6.2 years	9.26	339,497	9.17
$12.38 to $18.22	248,902	8.2 years	14.18	153,277	13.04
	838,336			672,399

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

Stratus recorded approximately $273,700 in 2005, $134,300 in 2004, and $96,000 in 2003 of this deferred compensation as general and administrative expense.

Share Purchase Program. In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million revolving credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. Under this program, Stratus purchased 207,384 shares of its common stock through 2005 for $3.6 million (a $17.31 per share average), including purchases of 188,995 shares for $3.3 million (a $17.68 per share average) in 2005 and purchases of 18,389 shares for $0.2 million (a $13.47 per share average) in 2004. The 2005 purchases include a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million (an $18.13 per share average) in the third quarter. In 2006, through March 10, Stratus purchased 10,668 shares for $0.3 million (a $23.78 per share average) and 481,948 shares remain available under this program.

Stock Split Transactions. In May 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. Stratus funded $0.5 million into a restricted cash account to purchase 42,000 post-stock split shares of its common stock. At December 31, 2005, $0.1 million of restricted cash remained to pay for fractional shares.

Employee Benefits. Stratus maintains a 401(k) defined contribution plan and a money purchase plan that are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The plans were amended, effective September 1, 2003, to merge the money purchase plan into the 401(k) plan. The amended 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary. The 401(k) plan also provides for the money purchase contribution to be discretionary. Matching and money purchase contributions were $0.2 million in each of 2005, 2004 and 2003.

7.   Discontinued Operations
In 1998, Stratus formed a strategic alliance with Olympus Real Estate Corporation (Olympus) to develop certain of its existing properties and to pursue new real estate acquisition and development opportunities. In 1999, Stratus formed a joint venture (7000 West) owned 50.1 percent by Olympus and 49.9 percent by Stratus to construct two 70,000-square-foot office buildings at 7000 West. Stratus accounted for its interest in this joint venture under the equity method of accounting until February 27, 2002, when Stratus purchased Olympus’ ownership interest in the joint venture for $1.5 million and assumed $12.9 million of debt (the 7000 West project loan). In December 2004, Stratus repaid the outstanding balance of the 7000 West project loan with proceeds from a $12.0 million loan from TIAA.

In the fourth quarter of 2005, Stratus committed to a plan to sell its office buildings at 7000 West. Stratus has contracted to sell 7000 West for $22.3 million, a portion of which will be paid by the buyer’s assumption of the related 7000 West project loan. Although closing of the sale currently is scheduled for March 27, 2006, it is subject to Stratus’ satisfaction of certain conditions. Upon completion of the sale of 7000 West, Stratus will cease all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations (in thousands):

	Years Ended December 31,
	2005	2004	2003
Rental income	$3,554	$3,165	$3,421
Rental property costs	(1,320)	(852)[a]	(1,938)
Depreciation	(701)	(906)	(890)
General and administrative expenses	(302)	(185)	-
Interest expense[b]	(717)	(649)	(590)
Income from discontinued operations	$514	$573	$3

a.	Includes $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings.
b.	Relates to interest expense from 7000 West project loan (see below) and does not include any additional allocations of interest.

The following summarizes 7000 West’s net assets (in thousands):

	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$5	$-
Other current assets	1,136	345
Property held for sale, net of accumulated depreciation
of $4,577 in 2005 and $3,877 in 2004	11,089	11,750
Other assets	-	1,144

Liabilities:
Current portion of long-term debt	(11,795)	(204)
Other current liabilities	(241)	(379)
Long-term debt	-	(11,796)
Other long-term liabilities	-	(121)
Net assets	$194	$739

7000 West Project Loan. Stratus had a project loan associated with the construction of the two 70,000-square-foot office buildings at 7000 West. This variable rate, nonrecourse loan was secured by the approximate 11 acres of real estate and the two fully-leased office buildings at 7000 West. In December 2004, Stratus paid the remaining outstanding balance of the project loan with the proceeds from a $12.0 million loan from TIAA. The 7000 West project loan with TIAA matures in January 2015, and interest accrues monthly at a fixed annual rate of 5.7 percent. As of December 31, 2005, Stratus’ borrowings outstanding under the 7000 West project loan were $11.8 million.

8.   Commitments and Contingencies
Construction Contracts. Stratus had commitments under non-cancelable open contracts totaling $4.0 million at December 31, 2005. In January 2005, Stratus entered into an $8.5 million contract with a term of one year for the construction of the Escarpment Village shopping center at the Circle C community. During 2005, that contract increased to a total of $10.1 million as additional facilities were added to the center. The contract only had an outstanding commitment of $0.2 million at December 31, 2005; however, in addition to this balance, there was also $0.6 million in outstanding Escarpment Village leasing commissions at December 31, 2005, as well as $0.9 million in landscaping costs contracted for the completion of the center.

In January 2005, Stratus also executed four construction contracts with one-year terms totaling $3.9 million for paving and utilities work at the Circle C community in connection with the development of the first 134 lots of the Meridian project and the construction of the first phase of the main boulevard in Meridian. In June 2005, Stratus executed two construction contracts with nine-month terms, totaling $3.1 million, for paving and utilities for the second 134-lot phase of the Meridian project. Additionally, in September 2005, Stratus executed two construction contracts with 75-day terms, totaling $0.3 million, for gas and electric improvements for the second 134-lot phase of the Meridian project. The total outstanding balance remaining on all the Meridian contracts at December 31, 2005 was $1.2 million.

In addition to the contracts noted above, Stratus also had an outstanding total of $0.9 million at December 31, 2005 in various ongoing Lantana and Barton Creek development contracts.

In early 2006, Stratus entered into an additional $0.8 million of contracts for various development projects to be completed during 2006. The two major items were a $0.4 million contract for construction materials to be used in future Barton Creek retail facilities and a $0.2 million engineering contract for the next phase of residential lots at the Meridian project.

Operating Lease. As of December 31, 2005, Stratus’ minimum annual contractual payments under its non-cancelable long-term operating lease for its office space which extends to 2008 totaled $77,000 in 2006 and 2007 and $7,000 in 2008. Total rental expense under Stratus’ operating lease amounted to $77,100 in each of 2005, 2004 and 2003.

Circle C Settlement. On August 1, 2002, the City granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly establishes all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. These approvals permit development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects. As of December 31, 2005, Stratus has permanently used $3.4 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $1.6 million. Fee credits used for the development of Stratus’ properties effectively reduce the eventual basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $4.5 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2005. Unencumbered Credit Bank capacity was $7.1 million at December 31, 2005.

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

Stratus sold its remaining oil and gas properties in 1993. In connection with the sale of an oil and gas property, Stratus indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. Whether or not Stratus ultimately will incur any cost as a result of this indemnification is uncertain and will depend on a number of factors beyond its control, including actual oil and gas produced, oil and gas prices received and the level of operating and abandonment costs incurred by the third-party operator over the life of the property. Stratus periodically assesses the reasonableness of amounts recorded for this liability through the use of information obtained from the operator of the property; however, the availability of such information is limited, and there are numerous uncertainties involved in estimating the related future revenues, operating and abandonment costs. Based on its assessment of the available information, Stratus has determined that a loss is probable and Stratus has recorded a liability of $3.0 million, which is included in “Other Liabilities” in the accompanying consolidated balance sheets, representing its best estimate of this potential liability. The carrying value of this liability may be adjusted in future periods as additional information becomes available, but Stratus’ current estimate is that this liability will not exceed $9.0 million.

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

The Commercial Leasing segment includes the Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ nearly 100 percent leased 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, Stratus formed

Southwest Property Services L.L.C. to manage these office buildings. Previously, Stratus had outsourced its property management functions to a property management firm. Effective June 30, 2004, Stratus terminated its agreement with this firm and Southwest Property Services L.L.C. is performing all property management responsibilities. In the fourth quarter of 2005, Stratus committed to sell the two 70,000-square-foot office buildings at 7000 West and their operating results are reported as discontinued operations for all years shown in the table below.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Year Ended December 31, 2005
Revenues	$33,841	$1,353	$-		$35,194
Cost of sales, excluding depreciation	(19,625)	(1,456)	-		(21,081)
Depreciation	(145)	(613)	-		(758)
General and administrative expenses	(4,346)	(673)	-		(5,019)
Operating income (loss)	$9,725	$(1,389)	$-		$8,336
Income from discontinued operations	$-	$514	$-		$514
Provision for income taxes	$-	$-	$73		$73
Capital expenditures	$39,733	$324	$-		$40,057
Total assets	$143,521	$21,682 [b]	$8,683	[c]	$173,886

Year Ended December 31, 2004
Revenues	$16,851	$874	$-		$17,725
Cost of sales, excluding depreciation	(11,119)	(1,201)	-		(12,320)
Depreciation	(123)	(492)	-		(615)
General and administrative expense	(3,788)	(664)	-		(4,452)
Operating income (loss)	$1,821	$(1,483)	$-		$338
Income from discontinued operations	$-	$573	$-		$573
Capital expenditures	$21,463	$1,135	$-		$22,598
Total assets	$125,445	$23,165 [b]	$4,251	[c]	$152,861

Year Ended December 31, 2003
Revenues	$10,667	$334	$-		$11,001
Cost of sales, excluding depreciation	(6,414)	(564)	-		(6,978)
Depreciation	(98)	(325)	-		(423)
General and administrative expense	(3,555)	(458)	-		(4,013)
Operating income (loss)	$600	$(1,013)	$-		$(413)
Income from discontinued operations	$-	$3	$-		$3
Capital expenditures	$11,566	$933	$-		$12,499
Total assets	$114,207	$23,001 [b]	$5,222	[c]	$142,430

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.
Includes assets from the discontinued operations of 7000 West, which Stratus currently has contracted to sell on March 27, 2006, totaling $12.2 million, net of accumulated depreciation of $4.6 million, at December 31, 2005; $13.2 million, net of accumulated depreciation of $3.9 million, at December 31, 2004; and $13.9 million, net of accumulated depreciation of $3.0 million, at December 31, 2003. These buildings represented two of Stratus’ three commercial leasing properties.

c.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.

Stratus receives revenues under operating leases for its remaining office building at 7500 Rialto Boulevard. As of December 31, 2005, Stratus’ minimum annual rental income which includes scheduled rent increases, under noncancelable long-term leases which extend to 2010, totaled $1.3 million in 2006, $1.4 million in 2007, $1.4 million in 2008, $0.9 million in 2009 and $0.9 million in 2010.

10.   Quarterly Financial Information (Unaudited)

		Operating Income	Net Income	Net Income (Loss) Per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2005
1st Quarter	$2,717	$(976)	$(912)	$(0.13)	$(0.13)
2nd Quarter	7,189	1,406	1,320	0.18	0.17
3rd Quarter	12,146	3,389	3,319	0.46	0.44
4th Quarter	13,142	4,517	4,747	0.66	0.62
	$35,194	$8,336	$8,474	1.18	1.11

		Operating Income	Net Income	Net Income (Loss) Per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2004
1st Quarter	$1,221	$(1,657)	$(1,805)	$(0.25)	$(0.25)
2nd Quarter	3,434	(330)	(489)	(0.07)	(0.07)
3rd Quarter	4,040	(25)	557	0.08	0.07
4th Quarter	9,030	2,350	2,409	0.33	0.32
	$17,725	$338	$672	0.09	0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Stratus (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission (SEC) filings.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s annual report on internal control over financial reporting and the report thereon of PricewaterhouseCoopers LLP are incorporated herein by reference to our 2005 Annual Report.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant
The information set forth under the captions “Information About Nominees and Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 9, 2006, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11. Executive Compensation
The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 9, 2006, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Proposal to Adopt the 2006 Stock Incentive Plan” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 9, 2006, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
None.

Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 9, 2006, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1). Financial Statements.

Consolidated Balance Sheets, page 28.
Consolidated Statements of Income, page 29.
Consolidated Statements of Cash Flows, page 30.
Consolidated Statements of Changes in Stockholders’ Equity, page 32.

(a)(2). Financial Statement Schedule.

Schedule III-Real Estate, Commercial Leasing Assets and Facilities and Accumulated Depreciation, page F-2.

(a)(3). Exhibits.

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

Date: March 16, 2006

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

Date: March 16, 2006
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

Stratus Properties Inc.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2005
(In Thousands)
SCHEDULE III

	Initial Cost		Costs Capitalized		Gross Amounts at December 31, 2005			Number of Lots
		Bldg. and	Subsequent to			Bldg. and		and Acres		Accumulated	Year
	Land	Improvements	Acquisitions		Land	Improvements	Total	Lots	Acres	Depreciation	Acquired
Developed or Under Development[a,b]
Barton Creek, Austin, TX	$16,277	$-	$47,948		$64,225	$-	$64,225	86	1,324	$-	-
Deerfield, Plano, TX	4,813	-	2,381		7,194	-	7,194	59	26	-	2004
Circle C, Austin, TX	6,536	-	34,468		41,004	-	41,004	120	412	-	1992
Lantana, Austin, TX	2,110	-	12,917	[c]	15,027	-	15,027	-	282	-	1994
Undeveloped[d]
Camino Real, San Antonio, TX	16	-	18		34	-	34	-	2	-	1990
Barton Creek, Austin, TX	6,371	-	1,258		7,629	-	7,629	-	411	-	1988
Circle C, Austin, TX	5,278	-	3,130		8,408	-	8,408	-	384	-	1992
Held for Use
7500 Rialto Boulevard, Austin, TX	104	10,339	-		104	10,339	10,443	-	-	1,454	2002
Corporate offices, Austin ,TX	-	1,025	-		-	1,025	1,025	-	-	562	-
	$41,505	$11,364	$102,120		$143,625	$11,364	$154,989	265	2,841	$2,016

a.
Includes 48 developed lots in the Calera subdivision, 25 developed lots in the Wimberly Lane Phase II subdivision, 12 developed lots in the Mirador subdivision, and 1 developed lot in the Escala subdivision.

b.	Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.
c.	Includes the Circle C community real estate.
d.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

Stratus Properties Inc.
Notes to Schedule III

(1) Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
	(In Thousands)
Balance, beginning of year	$136,654	$124,005	$120,171
Acquisitions	-	7,026	-
Improvements and other	35,392	14,561	8,807
Cost of real estate sold	(17,057)	(8,938)	(4,973)
Balance, end of year	$154,989	$136,654	$124,005

The aggregate net book value for federal income tax purposes as of December 31, 2005 was $174.5 million.

(2) Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Balance, beginning of year	$1,284	$732	$475
Retirement of assets	(26)	(63)	(166)
Depreciation expense	758	615	423
Balance, end of year	$2,016	$1,284	$732

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

10.3
Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2000.

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

10.6
Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to Form 10-Q of Stratus for the quarter ended March 31, 2003.

10.7
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2003 (Stratus’ 2003 Form 10-K).

10.8	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.9
Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.26 to Form 10-Q of Stratus for the quarter ended September 30, 2003.

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

10.13
Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

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