Form 10-Q
period 2006-03-31
STRATUS PROPERTIES INC
filed 2006-05-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On March 31, 2006, there were issued and outstanding 7,310,292 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In Thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$301 and $387, respectively	$9,064	$1,901
Accounts receivable	741	112
Deposits, prepaid expenses and other	891	849
Discontinued operations	-	12,230
Total current assets	10,696	15,092
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	127,000	127,450
Property held for sale - undeveloped	16,129	16,071
Property held for use, net	9,353	9,452
Investment in Crestview	3,820	4,157
Deferred tax asset	6,386	-
Other assets	2,198	1,664
Total assets	$175,582	$173,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,345	$6,305
Accrued interest, property taxes and other	2,571	3,710
Current portion of long-term debt	2,172	169
Current tax liability	591	-
Discontinued operations	-	12,036
Total current liabilities	10,679	22,220
Long-term debt	45,260	50,135
Other liabilities	6,713	7,364
Total liabilities	62,652	79,719

Stockholders’ equity:
Preferred stock	-	-
Common stock	75	74
Capital in excess of par value of common stock	184,197	182,007
Accumulated deficit	(66,641)	(82,943)
Unamortized value of restricted stock units	-	(567)
Common stock held in treasury	(4,701)	(4,404)
Total stockholders’ equity	112,930	94,167
Total liabilities and stockholders' equity	$175,582	$173,886

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Real estate	$11,038	$2,252
Rental income	387	307
Commissions, management fees and other	265	158
Total revenues	11,690	2,717
Cost of sales:
Real estate, net	7,547	1,892
Rental	324	328
Depreciation	186	189
Total cost of sales	8,057	2,409
General and administrative expenses	1,739	1,284
Total costs and expenses	9,796	3,693
Operating income (loss)	1,894	(976)
Interest expense, net	(179)	(111)
Interest income	14	27
Income (loss) from continuing operations before income taxes	1,729	(1,060)
Income tax benefit	6,386	-
Income (loss) from continuing operations	8,115	(1,060)
Income from discontinued operations (including a gain on sale of
$7,834, net of taxes of $1,928, in 2006)	8,187	148
Net income (loss) applicable to common stock	$16,302	$(912)

Basic net income (loss) per share of common stock:
Continuing operations	$1.12	$(0.15)
Discontinued operations	1.13	0.02
Basic net income (loss) per share of common stock	$2.25	$(0.13)

Diluted net income (loss) per share of common stock:
Continuing operations	$1.06	$(0.15)
Discontinued operations	1.06	0.02
Diluted net income (loss) per share of common stock	$2.12	$(0.13)

Average shares of common stock outstanding:
Basic	7,242	7,216
Diluted	7,697	7,216

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flow from operating activities:
Net income (loss)	$16,302	$(912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(8,187)	(148)
Depreciation	186	189
Cost of real estate sold	6,559	1,442
Deferred income taxes	(6,386)	-
Stock-based compensation	447	70
Deposits and other	(533)	(297)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(672)	42
Accounts payable, accrued liabilities and other	(2,750)	3,344
Net cash provided by continuing operations	4,966	3,730
Net cash provided by discontinued operations	374	352
Net cash provided by operating activities	5,340	4,082

Cash flow from investing activities:
Purchases and development of real estate properties	(6,039)	(6,458)
Partial return of investment in Crestview	337	-
Development of commercial leasing properties and other
expenditures	(96)	(79)
Net cash used in continuing operations	(5,798)	(6,537)
Net cash provided by (used in) discontinued operations	10,022	(19)
Net cash provided by (used in) investing activities	4,224	(6,556)

Cash flow from financing activities:
Borrowings from revolving credit facility	7,500	6,500
Payments on revolving credit facility	(9,507)	(2,447)
Borrowings from project loans	2,236	468
Repayments on project loans	(3,101)	(1,064)
Net proceeds from exercised stock options	725	41
Purchases of Stratus common shares	(254)	(335)
Net cash (used in) provided by continuing operations	(2,401)	3,163
Net cash used in discontinued operations	-	(36)
Net cash (used in) provided by financing activities	(2,401)	3,127
Net increase in cash and cash equivalents	7,163	653
Cash and cash equivalents at beginning of year	1,901	379
Cash and cash equivalents at end of period	9,064	1,032
Less cash at discontinued operations	-	(121)
Less cash restricted as to use	(301)	(123)
Unrestricted cash and cash equivalents at end of period	$8,763	$788

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2005 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at March 31, 2006 and December 31, 2005, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation. A change in accounting principle applied during 2006 is discussed below in Note 2.

2.	STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. As of March 31, 2006, Stratus has three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, Stratus accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, Stratus recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stratus granted no stock option awards in the first quarter of 2006. In addition, other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R. Results for prior periods have not been restated. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for an additional year of vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-eligible employees, Stratus will record one year of amortization of the awards’ value on the date of grant. In addition, prior to adoption of SFAS No. 123R, Stratus recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, Stratus’ net income for the three months ended March 31, 2006, was $0.4 million ($0.05 per basic and diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic earnings per share would have been $2.30 per share and diluted earnings per share would have been $2.17 per share for the three months ended March 31, 2006, if Stratus had not adopted SFAS No. 123R, compared to reported earnings of $2.25 per basic share and $2.12 per diluted share.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below (in thousands). Stock-based compensation costs are capitalized as appropriate, but such capitalization was not previously reflected in our pro-forma disclosures shown below as amounts were not considered material.

	Three Months Ended
	March31,
	2006	2005
Stock options awarded to employees (including directors)	$145	$-
Stock options awarded to nonemployees	-	25
Restricted stock units	421	68
Less capitalized amounts	(119)	-
Impact on net income	$447	$93

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if Stratus had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under Stratus’ stock-based compensation plans (in thousands, except per share amounts):

Net loss applicable to common stock, as reported	$(912)
Add: Stock-based employee compensation expense
included in reported net loss applicable to common
stock for restricted stock units	68
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(233)
Pro forma net loss applicable to common stock	$(1,077)

Loss per share:
Basic and diluted - as reported	$(0.13)
Basic and diluted - pro forma	$(0.15)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. There were no stock option grants during the first quarter of 2005.

Stock-Based Compensation Plans. As discussed above, Stratus currently has four stock-based compensation plans and all are shareholder approved. As of March 31, 2006, only three of the plans, which are discussed below, have awards available for grant. Stratus’ Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Incentive Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see Note 6 of the Stratus 2005 Form 10-K), representing 1,330,000 shares of Stratus common stock at no less than market value at time of grant.

Generally, stock-based compensation awards are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Awards for approximately 3,100 shares under the 1998 Stock Option Plan, 40,000 shares under the Stock Option Plan for Non-Employee Directors and 9,800 shares under the 2002 Stock Option Plan were available for new grants as of March 31, 2006.

Options. A summary of options outstanding as of March 31, 2006 and changes during the three months ended March 31, 2006 follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	838,336	$10.11
Granted	-	-
Exercised	(103,652)	8.13
Expired/Forfeited	-	-
Balance at March 31	734,684	10.39	6.52	$10,369

Vested and exercisable at March 31	585,184	9.50	6.17	$8,780

The total intrinsic value of options exercised during the three months ended March 31, 2006, was $1.6 million. As of March 31, 2006, Stratus had $1.1 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.3 years. Cash received from stock option exercises totaled $0.8 million for the three months ended March 31, 2006, and less than $0.1 million for the three months ended March 31, 2005. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.6 million for the three months ended March 31, 2006, and none for the three months ended March 31, 2005. Upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes. Shares tendered to Stratus for these purposes totaled approximately 1,500 shares for the three months ended March 31, 2006 and approximately 300 shares for the three months ended March 31, 2005. Stratus paid less than $0.1 million during the three months ended March 31, 2006 and none during the three months ended March 31, 2005 for employee taxes.

Restricted Stock Units. Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost. The restricted stock units are converted into shares of Stratus common stock ratably on the anniversary of each award over the vesting period, generally four years. The awards fully vest upon retirement. Fair value for restricted stock unit awards is based on the average of the high and low Stratus common stock price on the date of grant.

Stratus granted 49,000 restricted stock units in the three months ended March 31, 2006. A summary of outstanding unvested restricted stock units as of March 31, 2006, and activity during the three months ended March 31, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	45,045
Granted	49,000
Vested	(4,545)
Forfeited	-
Balance at March 31	89,500	1.7	$2,193

The grant-date fair value of restricted stock units granted during the three months ended March 31, 2006 was $1.2 million. The total intrinsic value of restricted stock units vesting during the three months ended March 31, 2006 was $0.1 million. As of March 31, 2006, Stratus had $1.3 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted average period of 1.7 years.

3.	EARNINGS PER SHARE
Stratus’ basic net income (loss) per share of common stock was calculated by dividing the income (loss) applicable to continuing operations, income from discontinued operations and net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss) from continuing operations	$8,115	$(1,060)
Income from discontinued operations	8,187	148
Net income (loss) applicable to common stock	$16,302	$(912)

Weighted average common shares outstanding	7,242	7,216
Add: Dilutive stock options	406	-
Restricted stock	49	-
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,697	7,216

Diluted net income (loss) per share of common stock:
Continuing operations	$1.06	$(0.15)
Discontinued operations	1.06	0.02
Diluted net income (loss) per share of common stock	$2.12	$(0.13)

Stock options representing 431,000 shares in the first quarter of 2005 that otherwise would have been included in the first-quarter 2005 earnings per share calculations were excluded because of the net loss reported for the period.

4.	DEBT OUTSTANDING
At March 31, 2006, Stratus had total debt of $47.4 million, including $2.2 million of current debt, compared to total debt of $50.3 million, including $0.2 million of current debt, at December 31, 2005. Stratus’ debt outstanding at March 31, 2006 consisted of the following:

•
$13.7 million of net borrowings under the $45.0 million Comerica revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for Stratus’ Calera Court project, matures on May 30, 2007.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.4 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2008.

•
$2.0 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$10.9 million of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

•	$4.4 million of net borrowings under the $10.0 million Meridian project loan, which will mature in November 2007.

In addition, Stratus has a $22.8 million commitment from Teachers Insurance and Annuity Association of America (TIAA) for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above.

Upon the closing of the 7000 West sale on March 27, 2006, CarrAmerica Lantana, LP (CarrAmerica) paid $10.6 million cash to Stratus and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan from TIAA (see Note 6). Stratus intends to use the net proceeds from the sale to reduce its other outstanding debt.

For a further discussion of Stratus’ debt see Note 4 of the Stratus 2005 Form 10-K.

5.	RESTRICTED CASH AND INTEREST COST
Restricted Cash. Restricted cash totaled $0.3 million at March 31, 2006 and $0.4 million at December 31, 2005, primarily related to lot sales proceeds to be used for payment on project loans. Restricted cash also includes approximately $0.1 million held at March 31, 2006 and December 31, 2005 representing funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2005 Form 10-K).

Interest Cost. Interest expense excludes capitalized interest of $0.8 million in the first quarter of 2006 and $0.5 million in the first quarter of 2005.

6.	DISCONTINUED OPERATIONS
In the fourth quarter of 2005, Stratus committed to a plan to sell its office buildings at 7000 West. On March 27, 2006, Stratus’ wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica for $22.3 million, resulting in a $9.8 million ($7.8 million net of taxes or $1.08 per basic share and $1.02 per diluted share) gain in the first quarter of 2006. CarrAmerica paid $10.6 million cash to Stratus at closing and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan from TIAA. In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released Stratus from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Rental income	$1,057	$913
Rental property costs	(403)	(280)
Depreciation	-	(229)
General and administrative expenses	(48)	(73)
Interest expense[a]	(168)	(183)
Interest income	2	-
Gain on sale	9,762	-
Provision for income taxes	(2,015)	-
Income from discontinued operations	$8,187	$148

a.	Relates to interest expense from 7000 West project loan (see below) and does not include any additional allocations of interest.

The following summarizes 7000 West’s net assets (in thousands) at December 31, 2005:

Assets:
Cash and cash equivalents	$5
Other current assets	1,136
Property held for sale, net of accumulated depreciation
of $4,577	11,089
Liabilities:
Current portion of long-term debt	(11,795)
Other current liabilities	(241)
Net assets	$194

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2005 Form 10-K.

7.	BUSINESS SEGMENTS
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

The Commercial Leasing segment includes the Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ nearly 100 percent leased 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings. In the fourth quarter of 2005, Stratus committed to sell the two 70,000-square-foot office buildings at 7000 West and sold 7000 West on March 27, 2006. The 7000 West operating results are reported as discontinued operations for the periods shown in the table below.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended March 31, 2006
Revenues	$11,303	$387	$-		$11,690
Cost of sales, excluding depreciation	(7,547)	(324)	-		(7,871)
Depreciation	(33)	(153)	-		(186)
General and administrative expenses	(1,609)	(130)	-		(1,739)
Operating income (loss)	$2,114	$(220)	$-		$1,894
Income from discontinued operations	$-	$8,187	$-		$8,187
Income tax benefit	$6,386	$-	$-		$6,386
Capital expenditures	$6,039	$96	$-		$6,135
Total assets	$143,129	$9,353	$23,100	[b]	$175,582
Three Months Ended March 31, 2005
Revenues	$2,410	$307	$-		$2,717
Cost of sales, excluding depreciation	(1,892)	(328)	-		(2,220)
Depreciation	(38)	(151)	-		(189)
General and administrative expense	(1,112)	(172)	-		(1,284)
Operating loss	$(632)	$(344)	$-		$(976)
Income from discontinued operations	$-	$148	$-		$148
Capital expenditures	$6,458	$98	$-		$6,556
Total assets	$130,461	$22,862 [c]	$5,038	[b]	$158,361

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.
c.
Includes assets from the discontinued operations of 7000 West, which Stratus sold on March 27, 2006, totaling $13.0 million, net of accumulated depreciation of $4.1 million, at March 31, 2005. These buildings represented two of Stratus’ three commercial leasing properties.

8.	INCOME TAXES
Stratus’ deferred tax assets at December 31, 2005 totaled $17.6 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, Stratus sold 7000 West (see Note 6) and in April 2006 Stratus completed the sale of 58 acres at its Lantana property. These transactions generated income of approximately $26 million and along with Stratus’ current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that Stratus now believes it is more likely than not that it will be able to realize all of its deferred tax assets. As a result, first-quarter 2006 net income from continuing operations included a $6.4 million, $0.88 per basic share and $0.83 per diluted share, tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance and the remaining balance of its valuation allowance is being realized in Stratus’ 2006 effective tax rate.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of March 31, 2006, and the related consolidated statements of operations for each of the three-month periods ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 16, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
May 10, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2005 Annual Report on Form 10-K (2005 Form 10-K). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements, unless otherwise stated.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. As of March 31, 2006, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 72 developed residential estate lots located within the Barton Creek community. We also own approximately 384 acres of undeveloped residential, commercial and multi-family property and 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community are currently being developed and include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At March 31, 2006, Meridian consisted of approximately 282 acres and 215 developed residential lots. Our remaining Austin holdings at March 31, 2006, consisted of 282 acres of commercial property and a 75,000-square-foot office building at 7500 Rialto Boulevard, which is nearly 100 percent leased, located within Lantana. In the fourth quarter of 2005, we decided to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. On March 27, 2006, we sold 7000 West for $22.3 million (see Note 6 and “Discontinued Operations - 7000 West”).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At March 31, 2006, our Deerfield property consists of approximately 26 acres of residential land, which is being developed, and 49 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

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

DEVELOPMENT AND OTHER ACTIVITIES

Lantana. In November 2005, we entered into an Agreement of Sale and Purchase with Advanced Micro Devices, Inc. (NYSE: AMD) under which we agreed to sell them approximately 58 acres at our Lantana community for $21.2 million. The proposed AMD project consists of approximately 825,000 square feet of office and related uses on a 58-acre site at the southeast corner of West William Cannon Drive and Southwest Parkway. The sale was subject to certain conditions, including obtaining certain permits and approvals from the City of Austin (the City). In February 2006, the Save Our Springs Alliance, Inc. (the SOS Alliance) filed a lawsuit against the City seeking, among other matters, to prevent the issuance of permits needed to develop the AMD project. We intervened in the litigation and vigorously defended our Lantana entitlements. On April 11, 2006, a state district judge refused to stop the approval process for the proposed AMD project and the SOS Alliance dropped its lawsuit. On April 20, 2006, the City approved the AMD site development permit, and on April 26, 2006, we closed the sale of our 58-acre tract at Lantana with AMD for $21.2 million. During the second quarter of 2006, we expect to recognize a net pre-tax gain of approximately $16 million on the AMD sale. Lantana is a partially developed, mixed-use project with remaining Stratus entitlements for approximately 1.9 million square feet of office and retail use on 224 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under existing entitlements.

In 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana community. The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (previously sold to an unrelated third party), and a tract for approximately 330 residential lots which we sold in 2003.

At March 31, 2006, our 75,000-square-foot office building at 7500 Rialto Boulevard was approximately 96 percent leased. As a result of increased demand for office space within Lantana, we commenced construction in January 2006 of a second 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, we formed Southwest Property Services L.L.C. to manage our office buildings. Effective June 30, 2004, we terminated our agreement with the third-party property management firm previously providing this function. Although there were higher costs during the initial transition, this change in management responsibility provides future cost savings for our commercial leasing operations and better control of building operations. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. On March 27, 2006, we sold 7000 West for $22.3 million (see Note 6 and “Discontinued Operations - 7000 West”).

Barton Creek Community. We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane Phase II - 47 lots and Calera - 155 lots. At March 31, 2006, our remaining unsold developed lots within the Barton Creek Community included: Calera Drive - 28 lots, Wimberly Lane Phase II - 23 lots, Calera Court - 10 lots, Mirador - 10 lots and Escala - 1 lot. Development of the remaining Barton Creek property is expected to occur over several years.

In May 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. In June 2004, the homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots. The deposit was used to pay ongoing development costs of the lots. The deposit will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The lots are being sold on a scheduled takedown basis, with the initial six lots sold in December 2004 following completion of subdivision utilities, and then an average of three lots per quarter beginning in June 2005. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing in December 2004. The Wimberly Lane Phase II subdivision also included six estate lots, each averaging approximately five acres, which we retained, marketed and sold in 2005 for a total of $1.8 million.

During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial five lots were sold for $2.1 million. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, will commence in mid-2006.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement permits development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. We estimate our sales from the first two phases of Meridian will total at least 38 lots for $2.3 million during the second quarter of 2006.

In addition, several retail sites at the Circle C community have received final City approvals and are being developed. Zoning for Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004, and construction is progressing with completion expected by mid-2006. In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village, as well as a $22.8 million commitment from the Teachers Insurance and Annuity Association of America (TIAA) for a long-term mortgage for the completed project. The grand opening of the shopping center is set for May 12, 2006, and we expect to close the long-term mortgage in June 2006.

Deerfield. In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had $7.8 million in remaining availability under the loan at March 31, 2006. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect to complete 20 lot sales for $1.3 million during the second quarter of 2006.

Crestview Station. In November 2005, we formed a joint venture partnership with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With our joint venture partner, we have commenced brown field remediation and permitting of the property, known as the Crestview Station project, for single-family, multi-family, retail and office development, with closings on the single-family and multi-family components expected to occur in 2007 upon completion of the remediation. At March 31, 2006, our investment in the Crestview Station project totaled $3.8 million and the joint venture partnership had $6.6 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

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

Summary operating results follow (in thousands):

	First Quarter
	2006	2005
Revenues:
Real estate operations	$11,303	$2,410
Commercial leasing	387	307
Total revenues	$11,690	$2,717

Operating income (loss)	$1,894	$(976)

Income tax benefit	$6,386	$-

Net income (loss) from continuing operations	$8,115	$(1,060)
Income from discontinued operations	8,187	148
Net income (loss)	$16,302	$(912)

Our deferred tax assets at December 31, 2005 totaled $17.6 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, we sold 7000 West (see Note 6) and in April 2006 we completed the sale of 58 acres at our Lantana property. These transactions generated income of approximately $26 million and along with our current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that we now believe it is more likely than not that we will be able to realize all of our deferred tax assets. As a result, first-quarter 2006 net income from continuing operations included a $6.4 million, $0.88 per basic share and $0.83 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance and the remaining balance of our valuation allowance is being realized in our 2006 effective tax rate.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	First Quarter
	2006	2005
Revenues:
Developed property sales	$9,538	$2,252
Undeveloped property sales	1,500	-
Commissions, management fees and other	265	158
Total revenues	11,303	2,410

Cost of sales	(7,580)	(1,930)
General and administrative expenses	(1,609)	(1,112)

Operating income (loss)	$2,114	$(632)

Developed Property Sales. Improving market conditions in the Austin area have resulted in increased lot sales in the first quarter of 2006. Property sales for the first quarters of 2006 and 2005 included the following (revenues in thousands):

	First Quarter
	2006		2005
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	6	$2,902	-	$ -
Calera Court Courtyard Homes	4	2,312	-	-
Mirador Estate	2	1,065	-	-
Wimberly Lane Phase II
Standard Homebuilder	2	301	-	-
Estate	-	-	1	339
Escala Drive Estate	-	-	1	929

Circle C
Meridian	39	2,287	-	-

Deerfield	10	671	16	984
Total Residential	63	$9,538	18	$2,252

Undeveloped Property Sales. During the first quarter of 2006, we sold a 7.5-acre tract in the Barton Creek community for $1.5 million.

Commissions, Management Fees and Other. Commissions, management fees and other revenues totaled $0.3 million in the first quarter of 2006, compared to $0.2 million in the first quarter of 2005, and included sales of our development fee credits to third parties totaling $0.2 million in the 2006 quarter and $0.1 million in the 2005 quarter. We received these development fee credits as part of the Circle C settlement (see Note 8 of our 2005 Form 10-K).

Cost of Sales and General and Administrative Expenses. Cost of sales totaled $7.6 million in the first quarter of 2006 and $1.9 million in the 2005 quarter. The increase in cost of sales for the 2006 quarter compared to the 2005 quarter primarily relates to the increase in developed property sales in the 2006 quarter.  General and administrative expenses increased to $1.6 million in the first quarter of 2006 compared to $1.1 million for the first quarter of 2005 primarily because of stock-based compensation costs associated with adoption of new accounting rules (see "New Accounting Standard").

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at our 7500 Rialto Boulevard office building and Southwest Property Services L.L.C. after removing the results for 7000 West which are now classified as discontinued operations (see below). Summary commercial leasing operating results follow (in thousands):

	First Quarter
	2006	2005
Rental income	$387	$307
Rental property costs	(324)	(328)
Depreciation	(153)	(151)
General and administrative expenses	(130)	(172)
Operating loss	$(220)	$(344)

In January 2006, we began earning rental income (less than $0.1 million for the first quarter) from Escarpment Village. We expect our rental income and related costs from Escarpment Village to increase throughout the remainder of 2006 following the grand opening of the shopping center on May 12, 2006.

Other Financial Results
General and administrative expenses increased to $1.7 million in the first quarter of 2006 from $1.3 million in the 2005 quarter, primarily because of stock-based compensation costs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Stock-based compensation costs totaled $0.6 million in the 2006 quarter, including a net $0.3 million charged to general and administrative expenses, and $0.1 million in the 2005 quarter, which was charged to general and administrative expenses.

DISCONTINUED OPERATIONS - 7000 WEST

In the fourth quarter of 2005, we committed to a plan to sell our office buildings at 7000 West. On March 27, 2006, our wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a $9.8 million ($7.8 million net of taxes or $1.08 per basic share and $1.02 per diluted share) gain in the first quarter of 2006. CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan from TIAA. In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released us from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment.

Our discontinued operations generated net income of $8.2 million, including a $7.8 million gain net of taxes on the sale, in the first quarter of 2006 and $0.1 million in the first quarter of 2005. We earned rental income of $1.1 million in the first quarter of 2006 and $0.9 million in the first quarter of 2005 from our two fully leased office buildings at 7000 West.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of First-Quarter 2006 and 2005 Cash Flows
Operating activities provided cash of $5.3 million during the first quarter of 2006 and $4.1 million during the first quarter of 2005, including cash provided by discontinued operations totaling $0.4 million during the first quarter of 2006 and the first quarter of 2005. Compared to the 2005 quarter, operating cash flows in the first quarter of 2006 improved primarily because of the increase in sales activities, partly offset by working capital changes.

Cash provided by investing activities totaled $4.2 million during the first quarter of 2006 and cash used in investing activities totaled $6.6 million during the first quarter of 2005. First-quarter 2006 included $10.0 million received from the sale of 7000 West (see “Discontinued Operations - 7000 West”). Other real estate expenditures for the first quarters of 2006 and 2005 included improvements to certain properties in the Barton Creek, Lantana and Circle C communities.

Financing activities used cash of $2.4 million during the first quarter of 2006, compared to $3.1 million provided by financing activities during the first quarter of 2005. During the first quarter of 2006, our financing activities included $2.0 million of net repayments on our revolving line of credit and $0.9 million of net repayments on our project construction loans, including net repayments of $0.9 million from the Deerfield loan and $0.9 million from the Meridian project loan, partly offset by $1.0 million of borrowings on the Escarpment Village loan. During the first quarter of 2005, our financing activities reflected $4.1 million of net borrowings under our revolving line of credit partially offset by net repayments on our project construction loans totaling $0.6 million, including $0.5 million related to the Deerfield loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at March 31, 2006.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first quarter of 2006, we purchased 10,668 shares for $0.3 million, a $23.78 per share average. During the second quarter of 2006 through May 5, 2006, we purchased 10,000 shares for $0.3 million, a $25.12 per share average. A total of 471,948 shares remain available under this program. During the first quarter of 2005, we purchased 20,305 shares for $0.3 million, a $16.48 per share average. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At March 31, 2006, we had total debt of $47.4 million, including $2.2 million of current debt, compared to total debt of $50.3 million, including $0.2 million of current debt, at December 31, 2005. We expect to use the proceeds from the 7000 West and AMD sales to reduce debt in the second quarter of 2006. Our debt outstanding at March 31, 2006 consisted of the following:

•
$13.7 million of net borrowings under the $45.0 million Comerica revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2007.

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

•	$6.4 million of net borrowings under the 7500 Rialto Boulevard project loan, which matures in January 2008.

•
$2.0 million of net borrowings under the $9.8 million Deerfield loan, for which the Deerfield property and any future improvements are serving as collateral. This project loan will mature in February 2007.

•	$10.9 million of net borrowings under the $18.5 million Escarpment Village project loan, which will mature in June 2007.

•	$4.4 million of net borrowings under the $10.0 million Meridian project loan, which will mature in November 2007.

In addition, we had a $22.8 million commitment from TIAA for a 30-year mortgage available for funding the completed Escarpment Village shopping center project. The mortgage will be used to refinance the $18.5 million Escarpment Village project loan discussed above.

Upon the closing of the 7000 West sale on March 27, 2006, Carr America paid us $10.6 million cash and assumed the $11.7 million principal balance remaining under our 7000 West project loan from TIAA (see Note 6 and “Discontinued Operations - 7000 West”). We intend to use the net proceeds from the sale to reduce our other outstanding debt.

For a further discussion of our debt see Note 4 of our 2005 Form 10-K.

Outlook
As discussed in “Risk Factors” located in our 2005 Form 10-K, our financial condition and results of operations are highly dependent upon market conditions in Austin. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005, market conditions have improved.

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

NEW ACCOUNTING STANDARD

Accounting for Stock-Based Compensation. As of March 31, 2006, we had three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We granted no stock option awards in the first quarter of 2006. Other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R (see Note 2). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, our net income for the three months ended March 31, 2006, was $0.4 million ($0.05 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic earnings per share would have been $2.30 per share and diluted earnings per share would have been $2.17 per share for the three months ended March 31, 2006, if we had not adopted SFAS No. 123R, compared to reported earnings of $2.25 per basic share and $2.12 per diluted share.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized $0.1 million of stock-based compensation costs to fixed assets in the first quarter of 2006 and none in the 2005 quarter.

	Three Months Ended March31,
	2006	2005
Cost of sales	$133	$-
General and administrative expenses	314	93
Total stock-based compensation cost	$447	$93

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding proposed real estate sales and development activities at the Deerfield project, the Barton Creek community, the Circle C community and at Lantana; the proposed development of a mixed-use project in downtown Austin; future events related to financing and regulatory matters; the expected results of our business strategy; and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in our 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2005. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.
On February 21, 2006, the Save Our Springs Alliance, Inc. (“SOS Alliance”) filed suit against the City of Austin (the City) in the 200th Judicial District Court of Travis County, Texas under Cause No. GN-06-000627. SOS Alliance, among other claims, asserts that (i) the AMD project is not exempt under Chapter 245 of the Texas Local Government Code (the grandfathering statute) from current code compliance; and (ii) our Lantana settlement agreements with the City are invalid. The SOS Alliance requests that the court enjoin the City from issuing permits for development of the AMD project. On February 24, 2006, we intervened in the litigation to vigorously defend our Lantana entitlements. On March 22, 2006, the SOS Alliance’s request for injunction against the City was heard in the Travis County District Court. Following the hearing, the judge requested that the SOS Alliance, the City, AMD and Stratus attempt to resolve their dispute. From March 23 through April 10, Stratus, AMD, the City and the SOS Alliance attempted to reach agreement concerning development of the AMD core tract and the surrounding option parcels. The parties reached an impasse. On April 11, 2006, the judge issued an order denying the SOS Alliance’s request for an injunction against the issuance of permits for AMD’s campus. The SOS Alliance subsequently dismissed its lawsuit.

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

Item 1A. Risk Factors.
There have been no material changes to our risk factors since the year ended December 31, 2005. For more information, please read Item 1A included in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended March 31, 2006.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

January 1 to 31, 2006	4,897	$23.88	4,897	487,719

February 1 to 28, 2006	525	24.01	525	487,194

March 1 to 31, 2006	5,246	23.65	5,246	481,948

Total	10,668	23.78	10,668

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 9, 2006 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
Bruce G. Garrison	6,634,156	380,320
James C. Leslie	6,634,130	380,346

There were no abstentions with respect to the election of directors. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: William H. Armstrong III and Michael D. Madden.

				Broker
	For	Against	Abstentions	Non-Votes
2. Ratification of
PricewaterhouseCoopers
LLP as independent
auditor	6,949,303	62,059	3,114	-
3. Proposal to adopt 2006
Stock Incentive Plan	1,126,738	2,720,986	32,239	3,134,513
4. Stockholder proposal
regarding declassification
of the board of directors	2,978,095	847,652	54,216	3,134,513

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

Date: May 10, 2006

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

10.11
First Modification Agreement dated March 27, 2006, by and between Stratus 7000 West Joint Venture, as Old Borrower, and CarrAmerica Lantana, LP, as New Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated March 27, 2006.

10.12	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.

10.13	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.

Executive Compensation Plans and Arrangements (Exhibits 10.14 through 10.23)

10.14	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.15	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.16
Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.17	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.23 to Stratus’ 2005 Second Quarter Form 10-Q.

10.18	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to Stratus’ 2005 Second Quarter Form 10-Q.

10.19	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2005 Second Quarter Form 10-Q.

10.20	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2005 Second Quarter Form 10-Q.

10.21	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.22	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2005 Second Quarter Form 10-Q.

10.23	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2005.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.