Form 10-Q
period 2006-06-30
STRATUS PROPERTIES INC
filed 2006-08-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ÿ  Accelerated filer ☑ Non-accelerated filer ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ Yes ☑ No

On June 30, 2006, there were issued and outstanding 7,303,057 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$2,797 and $387, respectively	$10,628	$1,901
Accounts receivable	361	112
Deposits, prepaid expenses and other	3,656	849
Discontinued operations	-	12,230
Total current assets	14,645	15,092
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	102,233	127,450
Property held for sale - undeveloped	16,186	16,071
Property held for use, net	36,831	9,452
Investment in Crestview	3,699	4,157
Deferred tax asset	6,277	-
Other assets	5,405	1,664
Total assets	$185,276	$173,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,345	$6,305
Accrued interest, property taxes and other	3,890	3,710
Current portion of long-term debt	278	169
Current tax liability	874	-
Discontinued operations	-	12,036
Total current liabilities	11,387	22,220
Long-term debt	35,202	50,135
Other liabilities	7,904	7,364
Total liabilities	54,493	79,719

Stockholders’ equity:
Preferred stock	-	-
Common stock	75	74
Capital in excess of par value of common stock	184,526	182,007
Accumulated deficit	(48,866)	(82,943)
Unamortized value of restricted stock units	-	(567)
Common stock held in treasury	(4,952)	(4,404)
Total stockholders’ equity	130,783	94,167
Total liabilities and stockholders' equity	$185,276	$173,886

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Real estate	$31,714	$6,625	$42,752	$8,877
Rental income	876	312	1,263	619
Commissions, management fees and other	285	252	550	410
Total revenues	32,875	7,189	44,565	9,906
Cost of sales:
Real estate, net	11,684	4,097	19,231	5,989
Rental	578	354	902	682
Depreciation	399	190	585	379
Total cost of sales	12,661	4,641	20,718	7,050
General and administrative expenses	1,883	1,142	3,622	2,426
Total costs and expenses	14,544	5,783	24,340	9,476
Operating income	18,331	1,406	20,225	430
Interest expense, net	(291)	(121)	(470)	(232)
Interest income	188	30	202	57
Income from continuing operations before
income taxes	18,228	1,315	19,957	255
Benefit from income taxes	33	-	6,419	-
Income from continuing operations	18,261	1,315	26,376	255
(Loss) income from discontinued operations
(including a gain on sale of $7,348 in the 2006 six-
month period, net of taxes of $486 in the second
quarter of 2006 and $2,414 in the 2006 six-month
period)	(486)	5	7,701	153
Net income applicable to common stock	$17,775	$1,320	$34,077	$408

Basic net income (loss) per share of common stock:
Continuing operations	$2.50	$0.18	$3.62	$0.04
Discontinued operations	(0.07)	-	1.06	0.02
Basic net income per share of common stock	$2.43	$0.18	$4.68	$0.06

Diluted net income (loss) per share of common stock:
Continuing operations	$2.38	$0.17	$3.44	$0.03
Discontinued operations	(0.06)	-	1.00	0.02
Diluted net income per share of common stock	$2.32	$0.17	$4.44	$0.05

Average shares of common stock outstanding:
Basic	7,306	7,213	7,274	7,215
Diluted	7,660	7,680	7,679	7,671

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flow from operating activities:
Net income	$34,077	$408
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	(7,701)	(153)
Depreciation	585	379
Cost of real estate sold	20,700	4,632
Deferred income taxes	(6,419)	-
Stock-based compensation	679	141
Deposits and other	(5,354)	154
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(294)	(66)
Accounts payable, accrued liabilities and other	(187)	6,157
Net cash provided by continuing operations	36,086	11,652
Net cash provided by discontinued operations	374	753
Net cash provided by operating activities	36,460	12,405

Cash flow from investing activities:
Development of real estate properties	(18,409)	(18,898)
Development of commercial leasing properties and other expenditures	(6,134)	(199)
Municipal utility district reimbursements	1,328	-
Partial return of investment in Crestview	458	-
Net cash used in continuing operations	(22,757)	(19,097)
Net cash provided by (used in) discontinued operations	10,022	(23)
Net cash used in investing activities	(12,735)	(19,120)

Cash flow from financing activities:
Borrowings from revolving credit facility	15,000	16,490
Payments on revolving credit facility	(27,997)	(11,378)
Borrowings from TIAA mortgage	22,800	-
Borrowings from project loans	2,236	5,315
Repayments on project loans	(26,863)	(1,904)
Net proceeds from exercised stock options	752	332
Purchases of Stratus common shares	(505)	(1,018)
Bank credit facility fees	(421)	(101)
Net cash (used in) provided by continuing operations	(14,998)	7,736
Net cash used in discontinued operations	-	(92)
Net cash (used in) provided by financing activities	(14,998)	7,644
Net increase in cash and cash equivalents	8,727	929
Cash and cash equivalents at beginning of year	1,901	379
Cash and cash equivalents at end of period	10,628	1,308
Less cash at discontinued operations	-	(108)
Less cash restricted as to use	(2,797)	(121)
Unrestricted cash and cash equivalents at end of period	$7,831	$1,079

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2005 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at June 30, 2006 and December 31, 2005, and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation. A change in accounting principle applied during 2006 is discussed in Note 2.

2.	STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. As of June 30, 2006, Stratus has three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, Stratus accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, Stratus recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stratus granted no stock option awards during the six months ended June 30, 2006. In addition, other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R. Results for prior periods have not been restated. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for employees to receive an additional year of vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-eligible employees, Stratus will record one year of amortization of the awards’ value on the date of grant. In addition, prior to adoption of SFAS No. 123R, Stratus recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, Stratus’ net income for the three months ended June 30, 2006, was $0.1 million ($0.01 per basic and diluted share) lower, and Stratus’ net income for the six months ended June 30, 2006, was $0.5 million ($0.07 per basic and diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Stock-Based Compensation Plans. As discussed above, Stratus currently has four stock-based compensation plans and all are shareholder approved. As of June 30, 2006, only three of the plans, which are discussed below, have awards available for grant. Stratus’ Stock Option Plan, 1998 Stock Option Plan, 2002 Stock Incentive Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see Note 6 of the Stratus 2005 Form 10-K), representing 1,330,000 shares of Stratus common stock at no less than market value at time of grant.

Generally, stock-based compensation awards are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Awards for approximately 3,100 shares under the 1998 Stock Option Plan, 40,000 shares under the Stock Option Plan for Non-Employee Directors and 9,800 shares under the 2002 Stock Option Plan were available for new grants as of June 30, 2006.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below (in thousands). Stock-based compensation costs are capitalized as appropriate, but such capitalization was not previously reflected in our pro-forma disclosures shown below as amounts were not considered material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options awarded to employees (including directors)	$137	$-	$282	$-
Stock options awarded to nonemployees	1	5	2	9
Restricted stock units	149	69	570	137
Less capitalized amounts	(56)	-	(175)	-
Impact on net income	$231	$74	$679	$146

The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 and the six months ended June 30, 2005, if Stratus had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under Stratus’ stock-based compensation plans (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income applicable to common stock, as reported	$1,320	$408
Add: Stock-based employee compensation expense
included in reported net income applicable to common
stock for restricted stock units	69	137
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(233)	(466)
Pro forma net income applicable to common stock	$1,156	$79

Earnings per share:
Basic - as reported	$0.18	$0.06
Basic - pro forma	$0.16	$0.01

Diluted - as reported	$0.17	$0.05
Diluted - pro forma	$0.15	$0.01

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’

vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. There were no stock option grants during the six months ended June 30, 2005.

Options. A summary of options outstanding as of June 30, 2006 and changes during the six months ended June 30, 2006 follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	838,336	$10.11
Granted	-	-
Exercised	(106,417)	8.18
Expired/Forfeited	-	-
Balance at June 30	731,919	10.39	6.46	$12,012

Vested and exercisable at June 30	582,419	9.49	6.11	$10,080

The total intrinsic value of options exercised during the three months ended June 30, 2006, was less than $0.1 million and during the six months ended June 30, 2006, was $1.7 million. Approximately 18,500 stock options with a weighted-average grant-date fair market value of $5.93 vested during the first quarter of 2006. No options vested in the second quarter of 2006. As of June 30, 2006, there were approximately 149,800 stock options unvested with a weighted-average grant-date fair market value of $9.05. As of June 30, 2006, Stratus had $1.0 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.2 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units during the periods presented (in thousands, except Stratus shares tendered):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stratus shares tendered to pay the exercise price
and/or the minimum required taxes[a]	-	-	1,485	301
Cash received from stock option exercises	$28	$315	$795	$335
Actual tax benefit realized for the tax deductions
from stock option exercises	$15	$-	$629	$-
Amounts Stratus paid for employee taxes related
to stock option exercises	$-	$-	$43	$5

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes.

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

Stratus granted 49,000 restricted stock units in the three months ended March 31, 2006. There were no restricted stock units granted in the three months ended June 30, 2006. A summary of outstanding unvested restricted stock units as of June 30, 2006, and activity during the six months ended June 30, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	45,045
Granted	49,000
Vested	(4,545)
Forfeited	-
Balance at June 30	89,500	1.6	$2,399

The grant-date fair value of restricted stock units granted during the three months ended March 31, 2006 was $1.2 million. There were no restricted stock units granted during the three months ended June 30, 2006. The total intrinsic value of restricted stock units vesting during the six months ended June 30, 2006, was $0.1 million (none for the second quarter of 2006). As of June 30, 2006, Stratus had $1.2 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted average period of 1.6 years.

3.	EARNINGS PER SHARE
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income from continuing operations	$18,261	$1,315	$26,376	$255
(Loss) income from discontinued operations	(486)	5	7,701	153
Net income applicable to common stock	$17,775	$1,320	$34,077	$408

Weighted average common shares outstanding	7,306	7,213	7,274	7,215
Add: Dilutive stock options	314	447	360	439
Restricted stock	40	20	45	17
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,660	7,680	7,679	7,671

Diluted net income (loss) per share of common stock:
Continuing operations	$2.38	$0.17	$3.44	$0.03
Discontinued operations	(0.06)	-	1.00	0.02
Diluted net income per share of common stock	$2.32	$0.17	$4.44	$0.05

4.	DEBT
In June 2006, Stratus entered into a 30-year, $22.8 million mortgage with a 10-year balloon payment from Teachers Insurance and Annuity Association of America (TIAA). Proceeds from the mortgage were used to repay outstanding amounts under Stratus’ Escarpment Village shopping center project loan and other outstanding debt balances. The annual interest rate on the mortgage is 5.5 percent. The Escarpment Village shopping center and the related lease agreements are security for the loan.

In May 2006, Stratus entered into a modification and extension agreement to extend the maturity and decrease the interest rate on its Comerica revolving credit facility. The maturity date was extended from May 30, 2007 to May 30, 2008 and interest accrues, at Stratus’ option, at Comerica’s rate minus 0.8 percent or one-month London Interbank Offered Rate plus 1.95 percent, subject to a minimum annual rate of 5.0 percent. The available commitment of $45 million and other conditions and security remain unchanged.

5.	RESTRICTED CASH AND INTEREST COST
Restricted Cash. Restricted cash totaled $2.8 million at June 30, 2006, primarily related to proceeds received from the TIAA mortgage which are dedicated to the payment of the balance of the Comerica revolving credit facility, and $0.4 million at December 31, 2005. Restricted cash also includes approximately $0.1 million held at June 30, 2006 and December 31, 2005 representing funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2005 Form 10-K).

Interest Cost. Interest expense excludes capitalized interest of $0.5 million in the second quarter of 2006, $0.8 million in the second quarter of 2005, $1.4 million in the first six months of 2006 and $1.3 million in the first six months of 2005.

6.	DISCONTINUED OPERATIONS
In the fourth quarter of 2005, Stratus committed to a plan to sell its office buildings at 7000 West. On March 27, 2006, Stratus’ wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica for $22.3 million, resulting in a gain of $9.8 million ($7.3 million net of taxes or $1.01 per basic share and $0.96 per diluted share) in the first six months of 2006. CarrAmerica paid $10.6 million cash to Stratus at closing and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan from TIAA. In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released Stratus from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental income	$-	$853	$1,057	$1,766
Rental property costs	-	(358)	(403)	(638)
Depreciation	-	(229)	-	(458)
General and administrative expenses	-	(78)	(48)	(151)
Interest expense[a]	-	(183)	(168)	(366)
Interest income	-	-	2	-
Gain on sale	-	-	9,762	-
Provision for income taxes	(486)[b]	-	(2,501)	-
(Loss) income from discontinued operations	$(486)	$5	$7,701	$153

a.	Relates to interest expense from 7000 West project loan (see below) and does not include any additional allocations of interest.
b.	Reflects the allocation of Stratus’ second-quarter tax provision to discontinued operations in accordance with income tax accounting rules.

The following summarizes 7000 West’s net assets (in thousands) at December 31, 2005:

Assets:
Cash and cash equivalents	$5
Other current assets	1,136
Property held for sale, net of accumulated depreciation
of $4,577	11,089
Liabilities:
Current portion of long-term debt	(11,795)
Other current liabilities	(241)
Net assets	$194

7.	BUSINESS SEGMENTS
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

The Commercial Leasing segment includes the Lantana Corporate Center office complex at 7000 West, which consists of two fully leased 70,000-square-foot office buildings, as well as Stratus’ nearly 100 percent leased 75,000-square-foot office building at 7500 Rialto Boulevard. In March 2004, Stratus formed Southwest Property Services L.L.C. to manage these office buildings. In the fourth quarter of 2005, Stratus committed to sell the two 70,000-square-foot office buildings at 7000 West and sold 7000 West on March 27, 2006. The 7000 West operating results are reported as discontinued operations for the periods shown in the table below. For the 2006 periods, the Commercial Leasing segment also includes Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store. Rental revenues from Escarpment Village totaled less than $0.1 million in the first quarter of 2006 and $0.5 million in the second quarter of 2006. As of June 30, 2006, Stratus’ minimum rental income which includes scheduled rent increases, under noncancelable long-term leases which extend to 2026, totaled $1.9 million in the second half of 2006, $3.8 million in 2007, $3.8 million in 2008, $3.4 million in 2009, $3.4 million in 2010 and $25.1 million thereafter.

Stratus’ lease agreement with the anchor tenant of Escarpment Village and its contract with Trammell Crow Central Texas, Ltd. (Trammell Crow), the firm managing Escarpment Village, contain provisions requiring Stratus to share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after Stratus receives a 12 percent return on its investment. Stratus is required to pay the anchor tenant its net profits interest upon a sale of the project, but no later than May 2007. Stratus is required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to either payment deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of June 30, 2006, Stratus estimates these net profit payments will total $0.7 million. This amount was recorded in other assets and is being amortized over the tenant’s lease term (20 years) as a reduction of rental income. The actual payments may vary from this amount and will be based on the actual sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended June 30, 2006
Revenues	$31,999	$876	$-		$32,875
Cost of sales, excluding depreciation	(11,684)	(578)	-		(12,262)
Depreciation	(34)	(365)	-		(399)
General and administrative expenses	(1,694)	(189)	-		(1,883)
Operating income (loss)	$18,587	$(256)	$-		$18,331
Loss from discontinued operations	$-	$(486)	$-		$(486)
Benefit from income taxes	$33	$-	$-		$33
Capital expenditures	$12,370	$6,038	$-		$18,408
Total assets	$118,419	$36,831	$30,026	[b]	$185,276
Three Months Ended June 30, 2005
Revenues	$6,877	$312	$-		$7,189
Cost of sales, excluding depreciation	(4,097)	(354)	-		(4,451)
Depreciation	(37)	(153)	-		(190)
General and administrative expense	(992)	(150)	-		(1,142)
Operating income (loss)	$1,751	$(345)	$-		$1,406
Income from discontinued operations	$-	$5	$-		$5
Capital expenditures	$12,440	$124	$-		$12,564
Total assets	$139,712	$22,334 [c]	$5,085	[b]	$167,131
Six Months Ended June 30, 2006
Revenues	$43,302	$1,263	$-		$44,565
Cost of sales, excluding depreciation	(19,231)	(902)	-		(20,133)
Depreciation	(67)	(518)	-		(585)
General and administrative expenses	(3,303)	(319)	-		(3,622)
Operating income (loss)	$20,701	$(476)	$-		$20,225
Income from discontinued operations	$-	$7,701	$-		$7,701
Benefit from income taxes	$6,419	$-	$-		$6,419
Capital expenditures	$18,409	$6,134	$-		$24,543
Six Months Ended June 30, 2005
Revenues	$9,287	$619	$-		$9,906
Cost of sales, excluding depreciation	(5,989)	(682)	-		(6,671)
Depreciation	(75)	(304)	-		(379)
General and administrative expense	(2,104)	(322)	-		(2,426)
Operating income (loss)	$1,119	$(689)	$-		$430
Income from discontinued operations	$-	$153	$-		$153
Capital expenditures	$18,898	$222	$-		$19,120

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Represents all other assets except for property held for sale and property held for use comprising the Real Estate Operations and Commercial Leasing segments.
c.
Includes assets from the discontinued operations of 7000 West, which Stratus sold on March 27, 2006, totaling $12.6 million, net of accumulated depreciation of $4.3 million, at June 30, 2005. These buildings represented two of Stratus’ three commercial leasing properties as of June 30, 2005.

8.	INCOME TAXES
Stratus’ deferred tax assets at December 31, 2005 totaled $17.6 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, Stratus sold 7000 West (see Note 6) and in April 2006 Stratus completed the sale of 58 acres at its Lantana property. These transactions generated pre-tax income of $25.6 million and along with Stratus’ current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that Stratus now believes it is more likely than not that it will be able to realize all of its deferred tax assets. As a result, first-quarter 2006 net income from continuing operations included a $6.4 million, $0.88 per basic share and $0.83 per diluted share, tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance and the remaining balance of its valuation allowance is being realized in Stratus’ 2006 effective tax rate. Stratus recorded an income tax provision of $486,000 in the second quarter of 2006 which was allocated to discontinued operations in accordance with income tax accounting rules.

In May 2006, the Texas governor signed into law the Texas Revised Franchise Bill (the Franchise Tax). The Franchise Tax replaces current taxable capital and earned surplus components with a tax based on “taxable margin.” Taxable margin is defined as the entity’s total revenues less either cost of goods sold or compensation. Stratus’ income tax benefit from continuing operations for the second quarter of 2006 includes a deferred tax credit of $33,000 related to the Franchise Tax.

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. Stratus is reviewing the provisions of FIN 48 and has not yet determined the impact of adoption.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of June 30, 2006, and for each of the three-month and six-month periods ended June 30, 2006 and 2005, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for each of the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2005 Annual Report on Form 10-K (2005 Form 10-K). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements, unless otherwise stated. Per share amounts are on a diluted basis unless otherwise noted.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. As of June 30, 2006, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 54 developed residential estate lots located within the Barton Creek community. We also own approximately 384 acres of undeveloped residential, commercial and multi-family property and 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At June 30, 2006, Meridian consisted of approximately 282 acres and 172 developed residential lots. Our remaining Austin holdings at June 30, 2006, consisted of 223 acres of commercial property and a 75,000-square-foot office building at 7500 Rialto Boulevard, which is nearly 100 percent leased, located within Lantana. In the fourth quarter of 2005, we decided to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. On March 27, 2006, we sold 7000 West for $22.3 million (see Note 6 and “Discontinued Operations - 7000 West”).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At June 30, 2006, our Deerfield property consists of approximately 26 acres of residential land, which is being developed, and 29 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. We refer to the property as the Crestview Station project, a single-family, multi-family, retail and office development. With our joint venture partner, we have commenced brown field remediation and permitting of the property. Trammell Crow is also managing Escarpment Village for us.

DEVELOPMENT AND OTHER ACTIVITIES

Lantana. In April 2006, we sold a 58-acre tract at Lantana to Advanced Micro Devices, Inc. (NYSE: AMD) for $21.2 million, recognizing a second-quarter 2006 gain of $15.6 million to net income or $2.04 per share on the sale. Lantana is a partially developed, mixed-use project with remaining Stratus entitlements for approximately 1.9 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under Stratus’ existing entitlements.

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

At June 30, 2006, our 75,000-square-foot office building at 7500 Rialto Boulevard was approximately 96 percent leased. In response to increased demand for office space within Lantana, in January 2006 we commenced construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard which is currently nearing completion. As of June 30, 2006, Stratus had leasing commitments for approximately 50 percent of the space at the second office building. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. On March 27, 2006, we sold 7000 West for $22.3 million (see Note 6 and “Discontinued Operations - 7000 West”).

Barton Creek Community. We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane Phase II - 47 lots and Calera - 155 lots. At June 30, 2006, our remaining unsold developed lots within the Barton Creek Community included: Calera Drive - 16 lots, Wimberly Lane Phase II - 20 lots, Calera Court - 10 lots, Mirador - 7 lots and Escala - 1 lot. Development of the remaining Barton Creek property is expected to occur over several years.

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

During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 17 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial five lots were sold for $2.1 million. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, is expected to commence by the end of 2006.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement permits development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. We estimate our sales from the first two phases of Meridian will total at least 38 lots for $2.3 million during the third quarter of 2006.

The grand opening of Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store at the Circle C community, was in May 2006. As of June 30, 2006, we had leases for 152,000 square feet or 90 percent of the space at Escarpment Village.

Deerfield. In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had no amounts outstanding under the loan at June 30, 2006. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect to complete 15 lot sales for $1.0 million during the third quarter of 2006.

Crestview Station. In November 2005, we formed a joint venture partnership with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With our joint venture partner, we have commenced brown field remediation and permitting of the property, known as the Crestview Station project, which is located on the commuter rail line recently approved by City of Austin voters. Crestview Station is planned for single-family, multi-family, retail and office development, with closings on the single-family and multi-family components expected to occur in 2007 upon completion of the remediation. At June 30, 2006, our investment in the Crestview Station project totaled $3.7 million and the joint venture partnership had $7.3 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

The Crestview Station property is divided into three distinct parcels - one containing approximately 46 acres, a second consisting of approximately 27 acres, and a third 0.5-acre tract. Our joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the 27-acre and 0.5-acre tracts in preparation for residential permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to secure an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005.

Downtown Austin Project. In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is suitable for a mixture of retail, office, hotel, residential and civic uses. We have entered into negotiations with the City to reach agreement on the project’s design and transaction terms and structure. As of June 30, 2006, we had deferred $1.6 million of costs related to this project.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Second Quarter		Six Months
	2006	2005	2006	2005
Revenues:
Real estate operations	$31,999	$6,877	$43,302	$9,287
Commercial leasing	876	312	1,263	619
Total revenues	$32,875	$7,189	$44,565	$9,906

Operating income	$18,331	$1,406	$20,225	$430

Benefit from income taxes	$33	$-	$6,419	$-

Net income from
continuing operations	$18,261	$1,315	$26,376	$255
(Loss) income from
discontinued operations	(486)	5	7,701	153
Net income	$17,775	$1,320	$34,077	$408

Our deferred tax assets at December 31, 2005 totaled $17.6 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, we sold 7000 West (see Note 6) and in April 2006 we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of $25.6 million and along with our current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that we now believe it is more likely than not that we will be able to realize all of our deferred tax assets. As a result, first-quarter 2006 net income from continuing operations included a $6.4 million, $0.88 per basic share and $0.83 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance and the remaining balance of our valuation allowance is being realized in our 2006 effective tax rate. We recorded an income tax provision of $486,000 in the second quarter of 2006 which was allocated to discontinued operations in accordance with income tax accounting rules.

In May 2006, the Texas governor signed into law the Texas Revised Franchise Bill (the Franchise Tax). The Franchise Tax replaces current taxable capital and earned surplus components with a tax based on “taxable margin.” Taxable margin is defined as the entity’s total revenues less either cost of goods sold or compensation. Our income tax benefit from continuing operations for the second quarter of 2006 includes a deferred tax credit of $33,000 related to the Franchise Tax.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Second Quarter		Six Months
	2006	2005	2006	2005
Revenues:
Developed property sales	$10,969	$6,625	$20,507	$8,877
Undeveloped property sales	20,745	-	22,245	-
Commissions, management fees and other	285	252	550	410
Total revenues	31,999	6,877	43,302	9,287

Cost of sales	(11,718)	(4,134)	(19,298)	(6,064)
General and administrative expenses	(1,694)	(992)	(3,303)	(2,104)

Operating income	$18,587	$1,751	$20,701	$1,119

Developed Property Sales. Improving market conditions in the Austin area have resulted in increased lot sales in the first six months of 2006. Property sales for the second-quarter and six-month periods of 2006 and 2005 included the following (revenues in thousands):

	Second Quarter
	2006		2005
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	12	$4,952	-	-
Mirador Estate	3	1,688	6	$3,292
Wimberly Lane Phase II
Standard Homebuilder	3	482	3	477
Estate	-	-	4	1,212
Escala Drive Estate	-	-	2	845

Circle C
Meridian	43	2,504	-	-

Deerfield	20	1,343	13	799
Total Residential	81	$10,969	28	$6,625

	Six Months
	2006		2005
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	18	$7,854	-	-
Calera Court Courtyard Homes	4	2,312	-	-
Mirador Estate	5	2,753	6	$3,292
Wimberly Lane Phase II
Standard Homebuilder	5	783	3	477
Estate	-	-	5	1,551
Escala Drive Estate	-	-	3	1,774

Circle C
Meridian	82	4,791	-	-

Deerfield	30	2,014	29	1,783
Total Residential	144	$20,507	46	$8,877

Undeveloped Property Sales. During the first quarter of 2006, we sold a 7.5-acre tract in the Barton Creek community for $1.5 million. In April 2006, we sold a 58-acre tract at Lantana to AMD for $21.2 million of which $0.5 million represented a reimbursement of certain costs and we recorded this amount as a reduction of cost of sales.

Commissions, Management Fees and Other. Commissions, management fees and other revenues included sales of our development fee credits to third parties totaling $0.3 million in the second quarter of 2006, $0.1 million in the second quarter of 2005, $0.4 million in the first six months of 2006 and $0.2 million in the first six months of 2005. We received these development fee credits as part of the Circle C settlement (see Note 8 of our 2005 Form 10-K).

Cost of Sales and General and Administrative Expenses. Cost of sales totaled $11.7 million in the second quarter of 2006 and $19.3 million in the first six months of 2006, compared with $4.1 million in the 2005 quarter and $6.1 million in the 2005 six-month period. The increase in cost of sales for the 2006 periods primarily relates to the increase in sales in the 2006 periods. General and administrative expenses increased to $1.7 million in the second quarter of 2006 and $3.3 million in the first six months of 2006, compared to $1.0 million in the 2005 quarter and $2.1 million in the 2005 six-month period primarily because of stock-based compensation costs associated with adoption of new accounting rules (see “New Accounting Standard”).

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at Escarpment Village, 7500 Rialto Boulevard office building and Southwest Property Services L.L.C. after removing the results for 7000 West which are now classified as discontinued operations (see “Discontinued Operations - 7000 West” below). Summary commercial leasing operating results follow (in thousands):

	Second Quarter		Six Months
	2006	2005	2006	2005
Rental income	$876	$312	$1,263	$619
Rental property costs	(578)	(354)	(902)	(682)
Depreciation	(365)	(153)	(518)	(304)
General and administrative expenses	(189)	(150)	(319)	(322)
Operating loss	$(256)	$(345)	$(476)	$(689)

In 2006, we began earning rental income (less than $0.1 million in the first quarter and $0.5 million in the second quarter) from our Escarpment Village project that was essentially complete in the second quarter of 2006. The balance of our rental income in the 2006 periods and all of the rental income in the 2005 periods is primarily from our 7500 Rialto Boulevard office building. As discussed earlier, in January 2006, we commenced construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard which is currently nearing completion.

Our lease agreement with the anchor tenant of Escarpment Village and our contract with Trammell Crow, the firm managing Escarpment Village, contain provisions requiring that we share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after we receive a 12 percent return on our investment. We are required to pay the anchor tenant its net profits interest upon a sale of the project, but no later than May 2007. We are required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to either payment deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of June 30, 2006, we estimate the net profit payments will total $0.7 million. This amount was recorded in other assets and is being amortized over the tenant’s lease term (20 years) as a reduction of rental income. The actual payment may vary from this amount and will be based on the sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

Other Financial Results
Consolidated general and administrative expenses increased to $1.9 million in the second quarter of 2006 and $3.6 million in the first six months of 2006, from $1.1 million in the 2005 quarter and $2.4 million in the 2005 six-month period, primarily because of higher compensation costs, including stock-based compensation costs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Stock-based compensation costs charged to general and administrative expenses totaled $0.2 million in the second quarter of 2006 quarter, $0.1 million in the second quarter of 2005, $0.5 million in the first six months of 2006 and $0.1 million in the first six months of 2005.

DISCONTINUED OPERATIONS - 7000 WEST

In the fourth quarter of 2005, we committed to a plan to sell our office buildings at 7000 West. On March 27, 2006, our wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($7.3 million net of taxes or $1.01 per basic share and $0.96 per diluted share) in the first six months of 2006. CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan from Teachers Insurance and Annuity Association of America (TIAA). In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released us from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment.

Our discontinued operations generated net income of $8.2 million, including a $7.8 million gain net of taxes on the sale, in the first quarter of 2006 and a loss of $0.5 million in the second quarter of 2006 related to additional income taxes. Net income from discontinued operations totaled $5,000 in the second quarter of 2005 and $0.2 million in the first six months of 2005. We earned rental income of $0.9 million in the second quarter of 2005, $1.1 million in the first six months of 2006 and $1.8 million in the first six months of 2005 from the two fully leased office buildings at 7000 West.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Six-Months 2006 and 2005 Cash Flows
Operating activities provided cash of $36.5 million during the first six months of 2006 and $12.4 million during the first six months of 2005, including cash provided by discontinued operations totaling $0.4 million during the 2006 period and $0.8 million during the 2005 period. Compared to the 2005 period, operating cash flows in the first six months of 2006 improved primarily because of the increase in sales activities.

Cash used in investing activities before discontinued operations totaled $22.8 million during the first six months of 2006, compared with $19.1 million during the 2005 period. Real estate development expenditures for the first six months of 2006 and 2005 included development costs for properties in the Barton Creek, Lantana and Circle C communities. Commercial leasing expenditures for the first six months of 2006 primarily related to the second building at 7500 Rialto Boulevard. The expenditures for the first six months of 2006 were partly offset by Barton Creek Municipal Utility District (MUD) reimbursements of $1.3 million. We did not receive any MUD reimbursements during the first six months of 2005. The 2006 six-month period included $10.0 million received from the March 2006 sale of 7000 West (see “Discontinued Operations - 7000 West”).

During the first six months of 2006, our financing activities included $22.8 million received from a 30-year mortgage on Escarpment Village and net repayments of $13.0 million on our revolving line of credit and $24.6 million on our project construction loans, including repayment of $6.5 million on the 7500 Rialto Boulevard project loan and net repayments of $2.9 million on the Deerfield loan, $5.3 million on the Meridian project loan and $9.9 million on the Escarpment Village project loan. During the first six months of 2005, our financing activities reflected $5.1 million of net borrowings under our revolving line of credit and $3.3 million of net borrowings from our project construction loans, including $4.8 million of borrowings from the Escarpment Village project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2006.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first half of 2006, we purchased 20,668 shares for $0.5 million, a $24.43 per share average. A total of 471,948 shares remain available under this program. During the first half of 2005, we purchased 60,995 shares for $1.0 million, a $16.70 per share average. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At June 30, 2006, we had total debt of $35.5 million, including $0.3 million of current debt, compared to total debt of $50.3 million, including $0.2 million of current debt, at December 31, 2005. We used proceeds from the 7000 West and AMD sales to reduce debt in the second quarter of 2006. Our debt outstanding at June 30, 2006 consisted of the following:

•	$22.8 million of borrowings under a 30-year mortgage with a 10-year balloon payment from TIAA;

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008; and

•
$2.7 million of net borrowings under the $45.0 million Comerica revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for Stratus’ Calera Court project, matures on May 30, 2008.

In June 2006, we entered into a 30-year, $22.8 million mortgage from TIAA and used the proceeds plus cash from operating activities to repay all of our outstanding project loans and to reduce borrowings under our credit facility. We had unrestricted cash and cash equivalents of $7.8 million and debt maturities within one year of $0.3 million at June 30, 2006.

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

NEW ACCOUNTING STANDARDS

Accounting for Stock-Based Compensation. As of June 30, 2006, we had three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We granted no stock option awards in the first six months of 2006. Other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R (see Note 2). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, our net income for the three months ended June 30, 2006, was $0.1 million ($0.01 per basic and diluted share) lower, and our net income for the six months ended June 30, 2006, was $0.5 million ($0.07 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized $0.1 million of stock-based compensation costs to fixed assets in the second quarter of 2006 and $0.2 million in the first six months of 2006 and none in the 2005 periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cost of sales	$62	$-	$195	$-
General and administrative expenses	169	74	484	146
Total stock-based compensation cost	$231	$74	$679	$146

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. We are reviewing the provisions of FIN 48 and have not yet determined the impact of adoption.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended June 30, 2006.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

April 1 to 30, 2006	-	-	-	481,948
May 1 to 31, 2006	10,000	$25.12	10,000	471,948
June 1 to 30, 2006	-	-	-	471,948
Total	10,000		10,000

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005.

Item 5. Other Information.

On June 30, 2006, Stratus Properties Inc. entered into a Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing (the “Agreement”) by and among Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America. The Agreement provides for a $22.8 million mortgage with a 10-year balloon payment due on July 1, 2016. The annual interest rate is 5.5 percent. Proceeds were used to repay outstanding amounts under Stratus’ Escarpment Village shopping center project loan and other outstanding debt.

The Agreement contains customary financial covenants and other restrictions. The Promissory Note may not be prepaid in full or in part before July 1, 2009. Repayments under the Agreement can be accelerated upon the occurrence of certain customary events of default. Our obligations under the Agreement are secured by the Escarpment Village shopping center and the related lease agreements.

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

Date: August 9, 2006

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

10.1
Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank effective July 19, 2006. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated July 19, 2006.

10.2
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

10.4
Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2000.

10.5
Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoliglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2001.

10.6	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.26 to Stratus’ 2001 Form 10-K.

10.7
Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas. Incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2003.

10.8
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

10.9	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas. Incorporated by Reference to Exhibit 10.27 to Stratus’ 2001 Form 10-K.

10.10
Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2003.

10.11
Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended September 30, 2002.

10.12
First Modification Agreement dated March 27, 2006, by and between Stratus 7000 West Joint Venture, as Old Borrower, and CarrAmerica Lantana, LP, as New Borrower, and Teachers Insurance and Annuity Association of America, as Lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated March 27, 2006.

10.13
Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser. Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2006 (Stratus’ 2006 First Quarter Form 10-Q).

10.14
First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser. Incorporated by reference to Exhibit 10.13 to Stratus’ 2006 First Quarter Form 10-Q.

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 30, 2006, by and among Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.

10.16	Promissory Note dated as of June 30, 2006, by and between Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.

Executive Compensation Plans and Arrangements (Exhibits 10.17 through 10.26)

10.17	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.18	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.19
Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.20	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.23 to Stratus’ 2005 Second Quarter Form 10-Q.

10.21	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to Stratus’ 2005 Second Quarter Form 10-Q.

10.22	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2005 Second Quarter Form 10-Q.

10.23	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2005 Second Quarter Form 10-Q.

10.24	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.25	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2005 Second Quarter Form 10-Q.

10.26	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2005.

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.