Form 10-Q
period 2006-09-30
STRATUS PROPERTIES INC
filed 2006-11-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

On September 30, 2006, there were issued and outstanding 7,340,394 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$116 and $387, respectively	$5,665	$1,901
Accounts receivable	607	469
Deposits, prepaid expenses and other	3,832	849
Discontinued operations	-	12,230
Total current assets	10,104	15,449
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	96,752	127,450
Property held for sale - undeveloped	16,255	16,071
Property held for use, net	46,891	9,452
Investment in Crestview	3,800	3,800
Deferred tax asset	6,468	-
Other assets	7,423	1,664
Total assets	$187,693	$173,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,654	$6,305
Accrued interest, property taxes and other	5,198	3,710
Current tax liability	769	-
Current portion of long-term debt	307	169
Discontinued operations	-	12,036
Total current liabilities	14,928	22,220
Long-term debt	32,444	50,135
Other liabilities	7,634	7,364
Total liabilities	55,006	79,719

Stockholders’ equity:
Preferred stock	-	-
Common stock	76	74
Capital in excess of par value of common stock	185,500	182,007
Accumulated deficit	(47,686)	(82,943)
Unamortized value of restricted stock units	-	(567)
Common stock held in treasury	(5,203)	(4,404)
Total stockholders’ equity	132,687	94,167
Total liabilities and stockholders’ equity	$187,693	$173,886

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Real estate	$7,934	$11,603	$50,686	$20,480
Rental income	1,170	364	2,433	983
Commissions, management fees and other	746	179	1,296	589
Total revenues	9,850	12,146	54,415	22,052
Cost of sales:
Real estate, net	5,633	7,074	24,864	13,063
Rental	710	378	1,612	1,060
Depreciation	458	193	1,043	572
Total cost of sales	6,801	7,645	27,519	14,695
General and administrative expenses	1,583	1,112	5,205	3,538
Total costs and expenses	8,384	8,757	32,724	18,233
Operating income	1,466	3,389	21,691	3,819
Interest expense, net	(335)	(129)	(805)	(361)
Interest income	122	34	324	91
Income from continuing operations before
income taxes	1,253	3,294	21,210	3,549
Benefit from income taxes	12	-	6,431	-
Income from continuing operations	1,265	3,294	27,641	3,549
(Loss) income from discontinued operations
(including a gain on sale of $7,264 in the 2006
nine-month period, net of taxes of $84 in the
third quarter of 2006 and $2,498 in the 2006
nine-month period)	(84)	25	7,617	178
Net income applicable to common stock	$1,181	$3,319	$35,258	$3,727

Basic net income (loss) per share of common stock:
Continuing operations	$0.17	$0.46	$3.79	$0.49
Discontinued operations	(0.01)	-	1.05	0.03
Basic net income per share of common stock	$0.16	$0.46	$4.84	$0.52

Diluted net income (loss) per share of common stock:
Continuing operations	$0.17	$0.44	$3.61	$0.47
Discontinued operations	(0.01)	-	0.99	0.02
Diluted net income per share of common stock	$0.16	$0.44	$4.60	$0.49

Average shares of common stock outstanding:
Basic	7,317	7,203	7,288	7,211
Diluted	7,617	7,605	7,658	7,649

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$35,258	$3,727
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	(7,617)	(178)
Depreciation	1,043	572
Cost of real estate sold	20,112	11,157
Deferred income taxes	(6,431)	-
Stock-based compensation	894	239
Deposits and other	(6,746)	1,035
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(193)	(260)
Accounts payable, accrued liabilities and other	2,889	6,623
Net cash provided by continuing operations	39,209	22,915
Net cash provided by discontinued operations	374	1,111
Net cash provided by operating activities	39,583	24,026

Cash flow from investing activities:
Development of real estate properties	(12,911)	(29,745)
Development of commercial leasing properties and other expenditures	(16,668)	(232)
Municipal utility district reimbursements	1,337	645
Net cash used in continuing operations	(28,242)	(29,332)
Net cash provided by (used in) discontinued operations	10,022	(33)
Net cash used in investing activities	(18,220)	(29,365)

Cash flow from financing activities:
Borrowings from revolving credit facility	15,000	47,005
Payments on revolving credit facility	(30,677)	(45,640)
Borrowings from TIAA mortgage	22,800	-
Payments on TIAA mortgage	(49)	-
Borrowings from project loans	2,236	11,791
Repayments on project loans	(26,863)	(4,299)
Net proceeds from exercised stock options	917	747
Purchases of Stratus common shares	(542)	(3,307)
Bank credit facility fees	(421)	(283)
Net cash (used in) provided by continuing operations	(17,599)	6,014
Net cash used in discontinued operations	-	(146)
Net cash (used in) provided by financing activities	(17,599)	5,868
Net increase in cash and cash equivalents	3,764	529
Cash and cash equivalents at beginning of year	1,901	379
Cash and cash equivalents at end of period	5,665	908
Less cash at discontinued operations	-	(131)
Less cash restricted as to use	(116)	(119)
Unrestricted cash and cash equivalents at end of period	$5,549	$658

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2005 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly the financial position of Stratus at September 30, 2006 and December 31, 2005, and the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain prior year amounts have been reclassified to conform to the current year presentation. A change in accounting principle applied during 2006 is discussed in Note 2.

2.	STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. As of September 30, 2006, Stratus has three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, Stratus accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, Stratus recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R. Results for prior periods have not been restated. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for employees to receive the next year’s vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-eligible employees, Stratus records one year of amortization of the awards’ value on the date of grant. In addition, prior to adoption of SFAS No. 123R, Stratus recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, Stratus’ net income for the three months ended September 30, 2006, was $0.1 million ($0.02 per basic and diluted share) lower, and Stratus’ net income for the nine months ended September 30, 2006, was $0.6 million ($0.08 per basic and diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Stock-Based Compensation Plans. As discussed above, Stratus currently has four stock-based compensation plans and all are shareholder approved. As of September 30, 2006, only three of the plans, which are discussed below, have awards available for grant. Stratus’ Stock Option Plan, 1998 Stock

Option Plan, 2002 Stock Incentive Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see Note 6 of the Stratus 2005 Form 10-K), representing 1,330,000 shares of Stratus common stock at no less than market value at time of grant.

Generally, stock-based compensation awards are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Awards for approximately 3,100 shares under the 1998 Stock Option Plan, 32,500 shares under the Stock Option Plan for Non-Employee Directors and 9,800 shares under the 2002 Stock Option Plan were available for new grants as of September 30, 2006.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below (in thousands). Stock-based compensation costs are capitalized as appropriate, but such capitalization was not previously reflected in our pro-forma disclosures shown below as amounts were not considered material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options awarded to employees (including directors)	$167	$-	$449	$-
Stock options awarded to nonemployees	-	25	2	34
Restricted stock units	111	68	681	205
Less capitalized amounts	(63)	-	(238)	-
Impact on net income	$215	$93	$894	$239

The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2005 and the nine months ended September 30, 2005, if Stratus had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under Stratus’ stock-based compensation plans (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income applicable to common stock, as reported	$3,319	$3,727
Add: Stock-based employee compensation expense
included in reported net income applicable to common
stock for restricted stock units	68	205
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(234)	(700)
Pro forma net income applicable to common stock	$3,153	$3,232

Earnings per share:
Basic - as reported	$0.46	$0.52
Basic - pro forma	$0.44	$0.45

Diluted - as reported	$0.44	$0.49
Diluted - pro forma	$0.42	$0.43

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option grants under SFAS No. 123 during the three-month and nine-month periods ended September 30, 2005.

Options granted	7,500
Fair value per stock option	$11.48
Risk-free interest rate	4.33%
Expected volatility rate	46.2%
Expected life of options (in years)	10.0

Options. A summary of options outstanding as of September 30, 2006 and changes during the nine months ended September 30, 2006 follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	838,336	$10.11
Granted	7,500	26.44
Exercised	(150,194)	7.82
Expired/Forfeited	-	-
Balance at September 30	695,642	10.78	4.46	$15,014

Vested and exercisable at September 30	546,767	9.74	3.52	$12,367

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during the nine-month period ended September 30, 2006.

Options granted	7,500
Grant-date fair value per stock option	$14.57
Expected and weighted average volatility	48.6%
Expected life of options (in years)	6.7
Risk-free interest rate	4.7%

The total intrinsic value of options exercised during the nine months ended September 30, 2006, was $2.6 million. During the first nine months of 2006, approximately 23,900 stock options with a weighted-average grant-date fair market value of $6.65 vested. As of September 30, 2006, there were approximately 148,900 stock options unvested with a weighted-average grant-date fair market value of $9.38. As of September 30, 2006, Stratus had $1.0 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.1 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units during the first nine months of 2006 (in thousands, except Stratus shares tendered):

Stratus shares tendered to pay the exercise price
and/or the minimum required taxes[a]	4,162
Cash received from stock option exercises	$1,034
Actual tax benefit realized for the tax deductions
from stock option exercises	$946
Amounts Stratus paid for employee taxes related
to stock option exercises	$117

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

Stratus granted 49,000 restricted stock units in the first nine months of 2006. A summary of outstanding unvested restricted stock units as of September 30, 2006, and activity during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	45,045
Granted	49,000
Vested	(4,545)
Forfeited	-
Balance at September 30	89,500	1.4	$2,896

The grant-date fair value of restricted stock units granted during the first nine months of 2006 was $1.2 million. The total intrinsic value of restricted stock units vesting during the nine months ended September 30, 2006, was $0.1 million. As of September 30, 2006, Stratus had $1.0 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted average period of 1.4 years.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income from continuing operations	$1,265	$3,294	$27,641	$3,549
(Loss) income from discontinued operations	(84)	25	7,617	178
Net income applicable to common stock	$1,181	$3,319	$35,258	$3,727

Weighted average common shares outstanding	7,317	7,203	7,288	7,211
Add: Dilutive stock options	271	375	330	418
Restricted stock	29	27	40	20
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,617	7,605	7,658	7,649

Diluted net income (loss) per share of common stock:
Continuing operations	$0.17	$0.44	$3.61	$0.47
Discontinued operations	(0.01)	-	0.99	0.02
Diluted net income per share of common stock	$0.16	$0.44	$4.60	$0.49

4.	DEBT
In June 2006, Stratus entered into a 30-year, $22.8 million mortgage with a 10-year balloon payment from Teachers Insurance and Annuity Association of America (TIAA). Proceeds from the mortgage were used to repay outstanding amounts under Stratus’ Escarpment Village shopping center project loan and other outstanding debt balances. The annual interest rate on the mortgage is 5.55 percent. The Escarpment Village shopping center and the related lease agreements are security for the loan.

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
Restricted Cash. Restricted cash includes approximately $0.1 million held at September 30, 2006 and December 31, 2005, representing funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2005 Form 10-K). Restricted cash at December 31, 2005 also included $0.3 million from Deerfield lot sales to be used for payment on the Deerfield loan.

Interest Cost. Interest expense excludes capitalized interest of $0.3 million in the third quarter of 2006, $0.9 million in the third quarter of 2005, $1.7 million in the first nine months of 2006 and $2.2 million in the first nine months of 2005.

6.	DISCONTINUED OPERATIONS
In the fourth quarter of 2005, Stratus committed to a plan to sell its office buildings at 7000 West. On March 27, 2006, Stratus’ wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica for $22.3 million, resulting in a gain of $9.8 million ($7.3 million net of taxes or $1.00 per basic share and $0.95 per diluted share) in the first nine months of 2006. CarrAmerica paid $10.6 million cash to Stratus at closing and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan from TIAA. In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released Stratus from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental income	$-	$859	$1,057	$2,625
Rental property costs	-	(349)	(403)	(987)
Depreciation	-	(229)	-	(687)
General and administrative expenses	-	(74)	(48)	(225)
Interest expense[a]	-	(182)	(168)	(548)
Interest income	-	-	2	-
Gain on sale	-	-	9,762	-
Provision for income taxes	(84)[b]	-	(2,585)	-
(Loss) income from discontinued operations	$(84)	$25	$7,617	$178

a.	Relates to interest expense from 7000 West project loan (see below) and does not include any additional allocations of interest.
b.	Reflects the allocation of Stratus’ third-quarter tax provision to discontinued operations in accordance with income tax accounting rules.

The following summarizes 7000 West’s net assets (in thousands) at December 31, 2005:

Assets:
Cash and cash equivalents	$5
Other current assets	1,136
Property held for sale, net of accumulated depreciation
of $4,577	11,089
Liabilities:
Current portion of long-term debt	(11,795)
Other current liabilities	(241)
Net assets	$194

7.	BUSINESS SEGMENTS
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

The Commercial Leasing segment includes two office buildings at 7500 Rialto Boulevard and the Escarpment Village project. The first 75,000-square-foot building at 7500 Rialto Boulevard is approximately 96 percent leased. The second 75,000-square-foot building opened in September 2006 and is approximately 50 percent leased. Southwest Property Services L.L.C., which Stratus formed in 2004, manages these office buildings. For the 2006 periods, the Commercial Leasing segment also includes Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store. Rental income from Escarpment Village totaled $0.8 million in the third quarter of 2006 and $1.3 million in the first nine months of 2006 (including less than $0.1 million in the first quarter). In the fourth quarter of 2005, Stratus committed to sell the two 70,000-square-foot office buildings at 7000 West and completed the sale on March 27, 2006. The 7000 West operating results are reported as discontinued operations in the table below.

As of September 30, 2006, Stratus’ minimum rental income which includes scheduled rent increases, under noncancelable long-term leases which extend to 2026, totaled $0.9 million in the fourth quarter of 2006, $4.3 million in 2007, $4.4 million in 2008, $4.2 million in 2009, $3.8 million in 2010 and $32.1 million thereafter.

Stratus’ lease agreement with the anchor tenant of Escarpment Village and its contract with Trammell Crow Central Texas, Ltd. (Trammell Crow), the firm managing Escarpment Village, contain provisions requiring Stratus to share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after Stratus receives a 12 percent return on its investment. Stratus is required to pay the anchor tenant its net profits interest upon a sale of the project, but no later than May 2007. Stratus is required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to either payment deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of September 30, 2006, Stratus estimates these net profit payments will total $0.9 million. This amount was recorded in other assets and is being amortized over the tenant’s lease term (20 years) as a reduction of rental income. The actual payments may vary from this amount and will be based on the actual sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2006
Revenues	$8,680	$1,170	$-		$9,850
Cost of sales, excluding depreciation	(5,633)	(710)	-		(6,343)
Depreciation	(29)	(429)	-		(458)
General and administrative expenses	(1,425)	(158)	-		(1,583)
Operating income (loss)	$1,593	$(127)	$-		$1,466
Loss from discontinued operations	$-	$(84)	$-		$(84)
Benefit from income taxes	$-	$-	$12		$12
Capital expenditures	$6,326	$3,375	$-		$9,701
Total assets	$124,481	$56,744	$6,468	[b]	$187,693
Three Months Ended September 30, 2005
Revenues	$11,782	$364	$-		$12,146
Cost of sales, excluding depreciation	(7,074)	(378)	-		(7,452)
Depreciation	(37)	(156)	-		(193)
General and administrative expense	(970)	(142)	-		(1,112)
Operating income (loss)	$3,701	$(312)	$-		$3,389
Income from discontinued operations	$-	$25	$-		$25
Capital expenditures	$10,847	$43	$-		$10,890
Total assets	$144,266	$25,134 [c]	$-		$169,400
Nine Months Ended September 30, 2006
Revenues	$51,982	$2,433	$-		$54,415
Cost of sales, excluding depreciation	(24,864)	(1,612)	-		(26,476)
Depreciation	(96)	(947)	-		(1,043)
General and administrative expenses	(4,728)	(477)	-		(5,205)
Operating income (loss)	$22,294	$(603)	$-		$21,691
Income from discontinued operations	$-	$7,617 [d]	$-		$7,617
Benefit from income taxes	$-	$-	$6,431	[b]	$6,431
Capital expenditures	$12,911	$16,668	$-		$29,579

	Real Estate Operations[a]	Commercial Leasing	Other	Total
	(In Thousands)
Nine Months Ended September 30, 2005
Revenues	$21,069	$983	$-	$22,052
Cost of sales, excluding depreciation	(13,063)	(1,060)	-	(14,123)
Depreciation	(112)	(460)	-	(572)
General and administrative expense	(3,074)	(464)	-	(3,538)
Operating income (loss)	$4,820	$(1,001)	$-	$3,819
Income from discontinued operations	$-	$178	$-	$178
Capital expenditures	$29,745	$265	$-	$30,010

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Includes deferred tax assets resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance which was recorded as a benefit from income taxes (see Note 8).
c.
Includes assets from the discontinued operations of 7000 West, which Stratus sold on March 27, 2006, totaling $12.3 million, net of accumulated depreciation of $4.6 million, at September 30, 2005. These buildings represented two of Stratus’ three commercial leasing properties as of September 30, 2005.

d.	Includes a $7.3 million gain, net of taxes of $2.5 million, on the sale of 7000 West.

8.	INCOME TAXES
Stratus’ deferred tax assets at December 31, 2005 totaled $17.6 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, Stratus sold 7000 West (see Note 6) and in April 2006 Stratus completed the sale of 58 acres at its Lantana property. These transactions generated pre-tax income of $25.6 million and along with Stratus’ current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that Stratus now believes it is more likely than not that it will be able to realize all of its deferred tax assets. As a result, first-quarter 2006 net income from continuing operations included a $6.4 million, $0.88 per basic share and $0.83 per diluted share, tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance and the remaining balance of its valuation allowance is being realized in Stratus’ 2006 effective tax rate. Stratus recorded an income tax provision of $84,000 in the third quarter of 2006 which was allocated to discontinued operations in accordance with income tax accounting rules.

In May 2006, the Texas governor signed into law the Texas Revised Franchise Bill (the Franchise Tax). The Franchise Tax replaces current taxable capital and earned surplus components with a tax based on “taxable margin.” Taxable margin is defined as the entity’s total revenues less either cost of goods sold or compensation. Stratus’ income tax benefit from continuing operations for the first nine months of 2006 includes a deferred tax credit of $45,000 related to the Franchise Tax.

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

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of September 30, 2006, and for each of the three-month and nine-month periods ended September 30, 2006 and 2005, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for each of the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2006

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

Our principal real estate holdings are currently in southwest Austin, Texas. As of September 30, 2006, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 42 developed residential estate lots located within the Barton Creek community. We also own approximately 384 acres of undeveloped residential, commercial and multi-family property and 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At September 30, 2006, Meridian consisted of approximately 282 acres and 121 developed residential lots. Our remaining Austin holdings at September 30, 2006, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings at 7500 Rialto Boulevard, one of which is approximately 96 percent leased and the other is approximately 50 percent leased, located within Lantana. In the fourth quarter of 2005, we decided to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. On March 27, 2006, we sold 7000 West for $22.3 million (see Note 6 and “Discontinued Operations - 7000 West”).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At September 30, 2006, our Deerfield property consists of approximately 26 acres of residential land, which is being developed, and 14 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

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

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto Boulevard in response to increased demand for office space within Lantana. As of September 30, 2006, Stratus had leased approximately 50 percent of the space at the second office building and approximately 96 percent of the original office building. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. On March 27, 2006, we sold 7000 West for $22.3 million (see Note 6 and “Discontinued Operations - 7000 West”).

Barton Creek Community. We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane Phase II - 47 lots and Calera - 155 lots. At September 30, 2006, our remaining unsold developed lots within the Barton Creek Community included: Calera Drive - 11 lots, Wimberly Lane Phase II - 16 lots, Calera Court - 8 lots, Mirador - 6 lots and Escala - 1 lot. Development of the remaining Barton Creek property is expected to occur over several years.

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

During 2004, we completed construction of four courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 16 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial five lots were sold for $2.1 million. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, is expected to commence by the end of 2006.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. We estimate our sales from the first two phases of Meridian will total at least 35 lots for $2.1 million during the fourth quarter of 2006.

The grand opening of Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store at the Circle C community, was in May 2006. As of September 30, 2006, we had leases for 156,000 square feet or 93 percent of the space at Escarpment Village.

Deerfield. In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. The Construction Agreement requires the homebuilder to complete development of the entire project by March 15, 2007. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. In February 2004, we entered into a $9.8 million three-year loan agreement with Comerica Bank (Comerica) to finance the acquisition and development of Deerfield. Development is proceeding on schedule and we had no amounts outstanding under the loan at September 30, 2006. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect to complete 15 lot sales for $1.0 million during the fourth quarter of 2006.

Crestview Station. In November 2005, we formed a joint venture partnership with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With our joint venture partner, we have commenced brown field remediation and permitting of the property, known as the Crestview Station project, which is located on the commuter rail line recently approved by City of Austin voters. Crestview Station is planned for single-family, multi-family, retail and office development, with closings on the single-family and multi-family components expected to occur in 2007 upon completion of the remediation. At September 30, 2006, our investment in the Crestview Station project totaled $3.8 million and the joint venture partnership had $7.4 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

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

Downtown Austin Project. In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is suitable for a mixture of retail, office, hotel, residential and civic uses. We have entered into negotiations with the City to reach agreement on the project’s design and transaction terms and structure. As of September 30, 2006, we had deferred $2.6 million of costs related to this project.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Revenues:
Real estate operations	$8,680	$11,782	$51,982	$21,069
Commercial leasing	1,170	364	2,433	983
Total revenues	$9,850	$12,146	$54,415	$22,052

Operating income	$1,466	$3,389	$21,691	$3,819

Benefit from income taxes	$12	$-	$6,431	$-

Net income from
continuing operations	$1,265	$3,294	$27,641	$3,549
(Loss) income from
discontinued operations	(84)	25	7,617	178
Net income	$1,181	$3,319	$35,258	$3,727

Our deferred tax assets at December 31, 2005 totaled $17.6 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, we sold 7000 West (see Note 6) and in April 2006 we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of $25.6 million and along with our current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that we now believe it is more likely than not that we will be able to realize all of our deferred tax assets. As a result, first-quarter 2006 net income from continuing operations included a $6.4 million, $0.88 per basic share and $0.83 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance and the remaining balance of our valuation allowance is being realized in our 2006 effective tax rate. We recorded an income tax provision of $84,000 in the third quarter of 2006 which was allocated to discontinued operations in accordance with income tax accounting rules.

In May 2006, the Texas governor signed into law the Texas Revised Franchise Bill (the Franchise Tax). The Franchise Tax replaces current taxable capital and earned surplus components with a tax based on “taxable margin.” Taxable margin is defined as the entity’s total revenues less either cost of goods sold or compensation. Our income tax benefit from continuing operations for the first nine months of 2006 includes a deferred tax credit of $45,000 related to the Franchise Tax.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Revenues:
Developed property sales	$7,934	$6,603	$28,441	$15,480
Undeveloped property sales	-	5,000	22,245	5,000
Commissions, management fees and other	746	179	1,296	589
Total revenues	8,680	11,782	51,982	21,069

Cost of sales	(5,662)	(7,111)	(24,960)	(13,175)
General and administrative expenses	(1,425)	(970)	(4,728)	(3,074)

Operating income	$1,593	$3,701	$22,294	$4,820

Developed Property Sales. Improving market conditions in the Austin area have resulted in increased lot sales in the first nine months of 2006. Property sales for the third-quarter and nine-month periods of 2006 and 2005 included the following (revenues in thousands):

	Third Quarter
	2006		2005
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	5	$2,065	5	$2,110
Calera Court Courtyard Homes	1	610	-	-
Mirador Estate	1	553	-	-
Wimberly Lane Phase II
Standard Homebuilder	4	686	4	615
Escala Drive Estate	-	-	4	2,218

Circle C
Meridian	51	3,013	-	-

Deerfield	15	1,007	27	1,660
Total Residential	77	$7,934	40	$6,603

	Nine Months
	2006		2005
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	23	$9,919	5	$2,110
Calera Court Courtyard Homes	5	2,922	-	-
Mirador Estate	6	3,306	6	3,292
Wimberly Lane Phase II
Standard Homebuilder	9	1,469	7	1,092
Estate	-	-	5	1,551
Escala Drive Estate	-	-	7	3,992

Circle C
Meridian	133	7,804	-	-

Deerfield	45	3,021	56	3,443
Total Residential	221	$28,441	86	$15,480

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

Commissions, Management Fees and Other. Commissions, management fees and other revenues included sales of our development fee credits to third parties totaling $0.5 million in the third quarter of 2006, $0.2 million in the third quarter of 2005, $0.9 million in the first nine months of 2006 and $0.4 million in the first nine months of 2005. We received these development fee credits as part of the Circle C settlement (see Note 8 of our 2005 Form 10-K).

Cost of Sales and General and Administrative Expenses. Cost of sales totaled $5.7 million in the third quarter of 2006 and $25.0 million in the first nine months of 2006, compared with $7.1 million in the 2005 quarter and $13.2 million in the 2005 nine-month period. Cost of sales for the third quarter of 2005 includes the cost of a 38-acre tract sale The increase in cost of sales for the 2006 nine-month period primarily relates to the increase in lot sales and other land sales in 2006 compared to the 2005 nine-month period. General and administrative expenses increased to $1.4 million in the third quarter of 2006 and $4.7 million in the first nine months of 2006, compared to $1.0 million in the 2005 quarter and $3.1 million in the 2005 nine-month period primarily because of higher compensation costs (see “Other Financial Results” below).

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at Escarpment Village, two office buildings at 7500 Rialto Boulevard and Southwest Property Services L.L.C. after removing the results for 7000 West which are now classified as discontinued operations (see “Discontinued Operations - 7000 West” below). Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Rental income	$1,170	$364	$2,433	$983
Rental property costs	(710)	(378)	(1,612)	(1,060)
Depreciation	(429)	(156)	(947)	(460)
General and administrative expenses	(158)	(142)	(477)	(464)
Operating loss	$(127)	$(312)	$(603)	$(1,001)

In 2006, we began earning rental income from our Escarpment Village project that was substantially completed in the second quarter of 2006. Rental income from our Escarpment Village project totaled $0.8 million in the third quarter of 2006 and $1.3 million in the first nine months of 2006. The balance of our rental income in the 2006 periods and all of the rental income in the 2005 periods is primarily from one of our 7500 Rialto Boulevard office buildings. As discussed earlier, in September 2006, we completed construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard which is approximately 50 percent leased.

Our lease agreement with the anchor tenant of Escarpment Village and our contract with Trammell Crow, the firm managing Escarpment Village, contain provisions requiring that we share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after we receive a 12 percent return on our investment. We are required to pay the anchor tenant its net profits interest upon a sale of the project, but no later than May 2007. We are required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to either payment deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of September 30, 2006, we estimate the net profit payments will total $0.9 million. This amount was recorded in other assets and is being amortized over the tenant’s lease term (20 years) as a reduction of rental income. The actual payment may vary from this amount and will be based on the sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

Other Financial Results
Consolidated general and administrative expenses increased to $1.6 million in the third quarter of 2006 and $5.2 million in the first nine months of 2006, from $1.1 million in the 2005 quarter and $3.5 million in the 2005 nine-month period, primarily because of higher compensation costs, including stock-based compensation costs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Stock-based compensation costs charged to general and administrative expenses totaled $0.1 million in the third quarter of 2006 quarter, $0.1 million in the third quarter of 2005, $0.6 million in the first nine months of 2006 and $0.2 million in the first nine months of 2005.

DISCONTINUED OPERATIONS - 7000 WEST

In the fourth quarter of 2005, we committed to a plan to sell our office buildings at 7000 West. On March 27, 2006, our wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($7.3 million net of taxes or $1.00 per basic share and $0.95 per diluted share) in the first nine months of 2006. CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan from Teachers Insurance and Annuity Association of America (TIAA). In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released us from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment.

Our discontinued operations generated net income of $8.2 million, including a $7.8 million gain net of taxes on the sale, in the first quarter of 2006, and additional income taxes totaling $0.5 million in the second quarter of 2006 and $0.1 million in the third quarter of 2006 that reduced the gain on the sale. Net income from discontinued operations totaled $25,000 in the third quarter of 2005 and $0.2 million in the first nine months of 2005. We earned rental income of $0.9 million in the third quarter of 2005, $1.1 million in the first nine months of 2006 and $2.6 million in the first nine months of 2005 from the two fully leased office buildings at 7000 West.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Nine-Months 2006 and 2005 Cash Flows
Operating activities provided cash of $39.6 million during the first nine months of 2006 and $24.0 million during the first nine months of 2005, including cash provided by discontinued operations totaling $0.4 million during the 2006 period and $1.1 million during the 2005 period. Compared to the 2005 period, operating cash flows in the first nine months of 2006 improved primarily because of the increase in sales activities.

Cash used in investing activities before discontinued operations totaled $28.2 million during the first nine months of 2006, compared with $29.3 million during the 2005 period. Real estate development expenditures for the first nine months of 2006 and 2005 included development costs for properties in the Barton Creek, Lantana and Circle C communities. Commercial leasing expenditures for the first nine months of 2006 primarily related to the second building at 7500 Rialto Boulevard, which was completed in September 2006. Expenditures in the 2006 and 2005 nine-month periods were partly offset by Barton Creek Municipal Utility District (MUD) reimbursements of $1.3 million for the first nine months of 2006 and $0.6 million for the first nine months of 2005. The 2006 nine-month period included $10.0 million received from the March 2006 sale of 7000 West (see “Discontinued Operations - 7000 West”).

During the first nine months of 2006, our financing activities included $22.8 million received from a 30-year mortgage on Escarpment Village and net repayments of $15.7 million on our revolving line of credit and $24.6 million on our project construction loans, including repayments of $6.5 million on the 7500 Rialto Boulevard project loan and $2.9 million on the Deerfield loan and net repayments of $5.3 million on the Meridian project loan and $9.9 million on the Escarpment Village project loan. During the first nine months of 2005, our financing activities reflected $1.4 million of net borrowings under our revolving line of credit and $7.5 million of net borrowings from our project construction loans, including borrowings of $8.6 million from the Meridian project loan and $2.8 million from the Escarpment Village project loan, net repayments of $2.5 million on the Deerfield project loan and final payment of $1.2 million on the Calera Court project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2006.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first nine months of 2006, we purchased 22,051 shares for $0.5 million, a $24.59 per share average. A total of 470,565 shares remain available under this program. During the first nine months of 2005, we purchased 187,271 shares for $3.3 million, a $17.66 per share average, including a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million, an $18.13 per share average. The transaction was based on market prices of our common stock. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At September 30, 2006, we had total debt of $32.8 million, including $0.3 million of current debt, compared to total debt of $50.3 million, including $0.2 million of current debt, at December 31, 2005. We used proceeds from the 7000 West and AMD sales to reduce debt in the first nine months of 2006. Our debt outstanding at September 30, 2006 consisted of the following:

•	$22.8 million of borrowings under a 30-year mortgage with a 10-year balloon payment from TIAA; and

•	$10.0 million of borrowings outstanding under two unsecured $5.0 million term loans, one of which will mature in January 2008 and the other in July 2008.

In June 2006, we entered into a 30-year, $22.8 million mortgage from TIAA and used the proceeds plus cash from operating activities to repay all of our outstanding project loans and to reduce borrowings under our credit facility. We had unrestricted cash and cash equivalents of $5.5 million at September 30, 2006.

In May 2006, we entered into a modification and extension agreement to extend the maturity and decrease the interest rate on our Comerica revolving credit facility. The maturity date was extended from May 30, 2007 to May 30, 2008 and interest accrues, at our option, at Comerica’s rate minus 0.8 percent or one-month London Interbank Offered Rate plus 1.95 percent, subject to a minimum annual rate of 5.0 percent. The available commitment of $45 million and other conditions and security remain unchanged.

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

NEW ACCOUNTING STANDARDS

Accounting for Stock-Based Compensation. As of September 30, 2006, we had three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R (see Note 2). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, our net income for the three months ended September 30, 2006, was $0.1 million ($0.02 per basic and diluted share) lower, and our net income for the nine months ended September 30, 2006, was $0.6 million ($0.08 per basic and diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized $0.1 million of stock-based compensation costs to fixed assets in the third quarter of 2006 and $0.2 million in the first nine months of 2006 and none in the 2005 periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of sales	$71	$-	$266	$-
General and administrative expenses	144	93	628	239
Total stock-based compensation cost	$215	$93	$894	$239

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended September 30, 2006.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

July 1 to 31, 2006	-	-	-	471,948
August 1 to 31, 2006	1,143	$27.00	1,143	470,805
September 1 to 30, 2006	240	26.91	240	470,565
Total	1,383	26.99	1,383

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

Date: November 9, 2006

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

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 30, 2006, by and among Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America. Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2006 (Stratus’ 2006 Second Quarter Form 10-Q).

10.16
Promissory Note dated as of June 30, 2006, by and between Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America. Incorporated by reference to Exhibit 10.16 to Stratus’ 2006 Second Quarter Form 10-Q.

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