Form 10-K
period 2006-12-31
STRATUS PROPERTIES INC
filed 2007-03-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Title of each class
Common Stock Par Value $0.01 per Share
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  0 Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  0 Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes 0 No

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
0 Large accelerated filer ☑ Accelerated filer 0 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $144.8 million on March 1, 2007, and approximately $113.4 million on June 30, 2006.

On March 1, 2007, there were issued and outstanding 7,543,763 shares of Common Stock and on June 30, 2006, there were issued and outstanding 7,303,057 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2007 Annual Meeting to be held on May 8, 2007, are incorporated by reference into
Part III (Items 10, 11, 12, 13 and 14) of this report.

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

Our principal real estate holdings are currently in southwest Austin, Texas. As of December 31, 2006, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 37 developed residential estate lots located within the Barton Creek community. We also own approximately 355 acres of undeveloped commercial property and approximately 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At December 31, 2006, Meridian consisted of approximately 282 acres and 88 developed residential lots. Our remaining Austin holdings at December 31, 2006, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings at 7500 Rialto Boulevard, one of which is approximately 96 percent leased and the other is approximately 50 percent leased, located within Lantana. In the fourth quarter of 2005, we decided to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. On March 27, 2006, we sold 7000 West for $22.3 million (see “Discontinued Operations - 7000 West” and Note 7).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2006, our Deerfield property consisted of approximately 24 acres of residential land, which is being developed, and four developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development. With our joint venture partner, we have commenced brown field remediation and permitting of the property. Trammell Crow is also managing Escarpment Village for us.

In December 2006, we acquired a city block in downtown Austin for $15.1 million. The project, which we refer to as Block 21, is planned for a mixture of retail, hotel, residential and civic uses on approximately two acres.

Company Strategies and Development Activities
From our formation in 1992 through 2000, our primary objectives were to reduce our indebtedness and increase our financial flexibility. In pursuing these objectives, we had reduced our debt to $8.4 million at December 31, 2000 from $493.3 million in March 1992. As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures during the last five years (see below), which has resulted in our debt increasing to $50.7 million at December 31, 2006. We have funded our development activities primarily through our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 4), which was established as a result of the positive financing relationship we have built with Comerica Bank (Comerica) over the past several years. In August 2002, the City granted final approval of a development agreement (Circle C settlement) and permanent zoning for our real estate located within the Circle C community, thereby firmly establishing all essential municipal development regulations applicable to our Circle C properties for thirty years (see “Development and Other Activities” within Items 7. and 7A. and Note 8). The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C settlement, have allowed us to focus our efforts on developing our properties, acquiring other properties and increasing shareholder value.

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

During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek all of which were sold by the end of 2003. During 2004, we completed the development of the 47 lots in the second phase of Wimberly Lane (Wimberly Lane Phase II), and we also placed 41 of the lots under contract to a national homebuilder. As of December 31, 2006, over half of the 41 standard homebuilder lots have been sold and the remaining lot sales are on schedule. We are continuing to develop several new subdivisions around the new Tom Fazio designed “Fazio Canyons” golf course at Barton Creek. Through the end of 2006, we had sold all of the 54 lots at Escala Drive in the Barton Creek community.

We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size, and have sold 29 of these lots. At the end of 2006, we owned five estate lots.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots; Wimberly Lane Phase II - 47 lots; and Calera - 155 lots. During 2004, we began construction of courtyard homes at Calera Court. Calera Court, the initial phase of the “Calera” subdivision, will include 16 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of December 31, 2006, only 10 lots remained unsold. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, began in the first quarter of 2007 and is expected to be completed in September 2007.

During 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana community. The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (sold to an unrelated third party in 2000, see below) and a tract for approximately 330 residential lots which we sold in 2003. In April 2006, we sold a 58-acre tract at Lantana to Advanced Micro Devices, Inc. (NYSE: AMD) for $21.2 million. Lantana is a partially developed, mixed-use project with remaining Stratus entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of December 31,

2006. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under Stratus’ existing entitlements.

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within Lantana. We completed and leased the two 70,000-square-foot office buildings at 7000 West by the third quarter of 2000. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West and on March 27, 2006, we sold 7000 West for $22.3 million (see “Discontinued Operations - 7000 West” and Note 7). The required infrastructure development at the site known as “Rialto Boulevard” was completed during 2001. During 2002, we completed the 75,000-square-foot office building at 7500 Rialto Boulevard, which is approximately 96 percent leased. As demand for office space within Lantana has increased, we commenced construction in 2006 of a second 75,000-square-foot office building at 7500 Rialto Boulevard, which was completed in September 2006. As of December 31, 2006, Stratus had leased approximately 50 percent of the space at the second office building. Full development of the 170 acres is expected to consist of over 800,000 square feet of office and retail space and 400 multi-family units, which were constructed by an apartment developer that purchased our 36.4-acre multi-family tract in 2000.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area property.

In August 2002, the City granted final approval of the Circle C settlement and permanent zoning for our real estate located within the Circle C community. Those approvals permitted development of approximately 1.0 million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single family residential lots. In 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The Circle C settlement, effective August 15, 2002, firmly establishes all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and reimbursement for certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2006, we have permanently used $5.2 million of our City-based incentives including cumulative sales of $2.7 million to other developers, and we also have $3.7 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2006, unencumbered Credit Bank capacity was $6.1 million.

We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City, as amended in 2004. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. Development of the third phase of 108 lots has commenced and is expected to be completed by September 2007. The fourth phase of 118 lots will commence by the end of 2007 and completion is expected in 2008. In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots will commence in April 2007 and substantial completion is expected during the third quarter of 2007. The final phase of the project, which consists of 57 one-acre lots, will commence development by the end of 2007.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. Zoning for Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, was approved during the second quarter of 2004. The grand opening of Escarpment Village was in May 2006. As of December 31, 2006, we had leases for approximately 153,400 square feet or 91 percent of the space at Escarpment Village.

•	We believe that we have the right to receive approximately $21 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2006, we had approximately $9.7 million of these expected future reimbursements of previously incurred costs recorded as a component of “Real estate, commercial leasing assets and facilities, net” on our balance sheet. The remaining future reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994. Additionally, a significant portion of the substantial additional costs we will incur in the future as our development activities at Barton Creek continue will be eligible for reimbursement. We received total infrastructure reimbursements, comprised of Barton Creek Municipal Utility District (MUD) reimbursements, of $1.6 million during 2006, $4.9 million during 2005 and $0.9 million during 2004.

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

Our joint venture with Trammell Crow acquired an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard (Crestview Station). After completing remediation work on the property and receiving permits, the joint venture plans to develop regional infrastructure and then sell entitled single-family, multi-family and retail properties with closings on the single-family and multi-family components and portions of the retail component expected to occur in 2007, subject to completion of the remediation process. Our joint venture partnership has contracted with a nationally recognized remediation company to demolish the existing buildings and remediate the property in preparation for permitting. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor.

•	In December 2006, we purchased land in downtown Austin, Texas, representing a city block, to develop as a multi-use property.

In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of retail, hotel, residential and civic uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. In addition, we have executed agreements for the new studio for KLRU’s “Austin City Limits” program and for the Austin Children’s

Museum. We have begun the permitting process with the City and expect construction to begin in the second quarter of 2007.

Strategic Alternatives for Enhancing Shareholder Value. We are exploring strategic alternatives for enhancing shareholder value, including a possible sale of the company. We have retained JPMorgan as our financial advisor to assist in this process. There can be no assurance that any transaction will occur or, if one is undertaken, its terms or timing.

We do not expect to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a definitive transaction.

Credit Facility and Other Financing Arrangements
We established a banking relationship with Comerica in 1999 that has substantially enhanced our financial flexibility. In September 2005, we replaced our $30.0 million credit facility with a $45.0 million Comerica revolving credit facility, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2008. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at our option, Comerica’s prime rate plus 0.5 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent. Security for obligations outstanding under the facility includes our properties within the Barton Creek community and certain of our properties within Lantana and the Circle C community. In May 2006, we entered into a modification and extension agreement to extend the maturity and decrease the interest rate on the Comerica revolving credit facility. Interest on the facility now accrues, at our option, at Comerica’s rate minus 0.8 percent or one-month LIBOR plus 1.95 percent, subject to a minimum annual rate of 5.0 percent. The available commitment of $45 million and other conditions and security remained unchanged. At December 31, 2006, we had $3.0 million outstanding under the revolving credit facility.

In December 2006, we amended our two unsecured $5.0 million term loans with First American Asset Management (FAAM). The amended agreements extend the maturities of both loans to December 31, 2011, and decrease the annual interest rates applicable to amounts borrowed under both loans to 6.56 percent. In December 2006, we also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to fund the purchase of the land being used in connection with our Block 21 project. The new loans mature on December 31, 2011, and amounts borrowed under both loans bear interest at an annual rate of 6.56 percent. Our obligations under the FAAM loan agreements are unsecured.

In December 2004, we obtained an $18.5 million project loan from Comerica to fund the construction of Escarpment Village. In June 2006, we entered into a 30-year, $22.8 million mortgage with a 10-year balloon payment from Teachers Insurance and Annuity Association of America (TIAA). Proceeds from the mortgage were used to repay outstanding amounts under our Escarpment Village shopping center $18.5 million project loan and other outstanding debt balances. The annual interest rate on the mortgage is 5.55 percent. The Escarpment Village shopping center and the related lease agreements are security for the loan.

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

Sale of 7000 West. In the fourth quarter of 2005, we committed to a plan to sell our office buildings at 7000 West. On March 27, 2006, our wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share) in 2006. CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan from TIAA. In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released us from all future liabilities under our guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

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

Employees
At December 31, 2006, we had 31 employees. We also use contract personnel to perform certain management and administrative services, including administrative, accounting, financial and other services, under a management services agreement. We may terminate this contract on an annual basis. The cost of these services totaled $0.4 million in 2006, $0.3 million in 2005 and $0.3 million in 2004.

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2006, are provided in the following table. The undeveloped acreage shown in the table is presented according to anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. We currently own only five lots with homes built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

		Acreage
		Developed or Under Development				Undeveloped
	Developed	Single	Multi-			Single	Multi-			Total
	Lots	Family	family	Commercial	Total	Family	family	Commercial	Total	Acreage
Austin
Barton Creek	37	688	249	380	1,317	391	-	20	411	1,728
Lantana	-	-	-	223	223	-	-	-	-	223
Circle C	88	282	-	36	318	-	-	355	355	673
Block 21	-	-	-	2	2	-	-	-	-	2
Plano
Deerfield	4	24	-	-	24	-	-	-	-	24
San Antonio
Camino Real	-	-	-	-	-	-	-	2	2	2
Total	129	994	249	641	1,884	391	-	377	768	2,652

The following schedule summarizes the estimated development potential of our Austin-area acreage as of December 31, 2006:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	379	1,860	1,590,000	50,000
Lantana	-	-	1,220,393	470,000
Circle C	521	-	787,500	372,500
Total	900	1,860	3,597,893	892,500

Item 3. Legal Proceedings
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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Executive Officers of the Registrant
Certain information, as of March 1, 2007, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office
William H. Armstrong III	42	Chairman of the Board, President and
		Chief Executive Officer

John E. Baker	60	Senior Vice President and
		Chief Financial Officer

Kenneth N. Jones	47	General Counsel and Secretary

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the Hemscott Real Estate Development Group and the S&P Stock Index from 2002 through 2006. This comparison assumes $100 invested on December 31, 2001 in (a) our common stock, (b) the Hemscott Real Estate Development Group, and (c) the S&P 500 Stock Index.

Comparison of Cumulative Total Return*
Stratus Properties Inc., Hemscott Real Estate
Development Group and S&P 500 Stock Index

	December 31,
	2001	2002	2003	2004	2005	2006
Stratus Properties Inc.	$ 100.00	$ 108.24	$ 118.24	$ 188.59	$ 274.47	$ 376.47
Hemscott Real Estate
Development Group	100.00	69.50	116.01	202.14	213.06	207.15
S&P 500 Stock Index	100.00	77.90	100.25	111.15	116.61	135.03
_______________
* Total return assumes reinvestment of dividends.

Our common stock trades on the National Association of Securities Dealers Automated Quotation (NASDAQ) stock market under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by NASDAQ.

	2006		2005
	High	Low	High	Low
First Quarter	$24.96	$22.10	$17.25	$12.70
Second Quarter	26.98	24.01	18.80	15.00
Third Quarter	32.94	25.65	18.75	17.01
Fourth Quarter	33.00	25.72	23.33	17.30

As of March 1, 2007, there were 695 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 4.

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2006.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

October 1 to 31, 2006	-	-	-	470,565
November 1 to 30, 2006	-	-	-	470,565
December 1 to 31, 2006	755	$30.01	755	469,810
Total	755	30.01	755

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At December 31, 2006, $5.9 million remains under the Comerica agreement for purchases of common stock.

Item 6. Selected Financial Data
The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2006. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. In addition, the historical results have been adjusted to reflect the operations of Stratus 7000 West Joint Venture (7000 West) as discontinued operations (see Note 7). You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data.”

	2006		2005	2004	2003	2002
	(In Dollars, Except Average Shares, and In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$64,007		$35,194	$17,725	$11,001	$9,082
Operating income (loss)	24,053		8,336	338	(413)	(1,545)
Interest income	416		226	70	728	606
Equity in unconsolidated affiliates’
income	-		-	-	29	263
Income (loss) from continuing
operations	31,674		7,960	99	17	(527)
Income from discontinued operations[a]	8,614		514	573	3	6
Net income (loss)	40,288		8,474	672	20	(521)
Net income applicable to common
stock	40,288		8,474	672	20	1,846 [b]

Basic net income per share:
Continuing operations	$4.33		$1.11	$0.01	$-	$0.26
Discontinued operations[a]	1.18		0.07	0.08	-	-
Basic net income per share	$5.51		$1.18	$0.09	$-	$0.26

Diluted net income per share:
Continuing operations	$4.14		$1.04	$0.01	$-	$0.25
Discontinued operations[a]	1.12		0.07	0.08	-	-
Diluted net income per share	$5.26		$1.11	$0.09	$-	$0.25

Average shares outstanding
Basic	7,306		7,209	7,196	7,124	7,116
Diluted	7,658		7,636	7,570	7,315	7,392

At December 31:
Working capital deficit	$(4,856)		$(7,198)	$(4,111)	$(787)	$(4,825)
Property held for sale	133,210		143,521	125,445	114,207	111,608
Property held for use, net	46,702	[c]	9,452	9,926	9,065	8,087
Discontinued operations
(7000 West)[a]	-		12,230	13,239	13,936	14,705
Total assets	203,950		173,886	152,861	142,430	139,440
Long-term debt from continuing
operations, including current
portion	50,675		50,304	43,647	35,599	32,073
Long-term debt, from discontinued
operations, including current
portion[a]	-		11,795	12,000	11,940	12,726
Stockholders’ equity	133,946		94,167	88,196	86,821	86,619

a.	Relates to the operations, assets and liabilities of 7000 West, which we sold in March 2006 (see Note 7).
b.
In connection with the conclusion of our relationship with Olympus Real Estate Corporation in February 2002, we purchased our $10.0 million of mandatorily redeemable preferred stock held by Olympus for $7.6 million. Accounting standards require that the $2.4 million discount amount be included in net income applicable to common stock.

c.	Includes the cost associated with the completed Escarpment Village retail center which opened in May 2006.

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and
Results of Operation and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to Stratus Properties Inc. and its consolidated subsidiaries. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business,” “Risk Factors” and “Properties” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements located in Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. As of December 31, 2006, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 37 developed residential estate lots located within the Barton Creek community. We also own approximately 355 acres of undeveloped commercial property and approximately 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At December 31, 2006, Meridian consisted of approximately 282 acres and 88 developed residential lots. Our remaining Austin holdings at December 31, 2006, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings at 7500 Rialto Boulevard, one of which is approximately 96 percent leased and the other is approximately 50 percent leased, located within Lantana. In the fourth quarter of 2005, we decided to sell our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. On March 27, 2006, we sold 7000 West for $22.3 million (see “Discontinued Operations - 7000 West” and Note 7).

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2006, our Deerfield property consisted of approximately 24 acres of residential land, which is being developed, and four developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development. With our joint venture partner, we have commenced brown field remediation and permitting of the property. Trammell Crow is also managing Escarpment Village for us.

In December 2006, we acquired a city block in downtown Austin for $15.1 million. The project, which we refer to as Block 21, is planned for a mixture of retail, hotel, residential and civic uses on approximately two acres.

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

The following chart compares Austin’s five-county metro area population and median family income for 1989 and 1999 and the most current information available for 2005 and 2006, based on U.S. Census Bureau data and City of Austin data.

Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2005.

a. Source: Comprehensive Annual Financial Report for the City of Austin, Texas.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City). Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005, market conditions have improved. The December 31, 2005 and 2006 vacancy percentages for various types of developed properties in Austin are noted below, and they indicate that with the exception of the continuing strength of Austin’s retail market, other developed properties are still showing some negative effects from the economic downturn.

	December 31,
	2005	2006
Building Type	Vacancy Factor
Industrial Buildings	19%[a]	12%[b]
Office Buildings (Class A)[c]	17%	13%
Multi-Family Buildings	7%[d]	7%[b]
Retail Buildings	7%[e]	7%[f]

a.	CB Richard Ellis: Industrial Availability Index
b.	Texas A&M University Real Estate Center: Texas Market News
c.	CB Richard Ellis: Austin Office MarketView
d.	Austin Investor Interests: The Austin Multi-Family Trend Report
e.	CB Richard Ellis: Austin MSA Retail Market Overview
f.	NAI Global Commercial Real Estate Services

Business Strategy
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

We are exploring strategic alternatives for enhancing shareholder value, including a possible sale of the company. We have retained JPMorgan as our financial advisor to assist in this process. There can be no assurance that any transaction will occur or, if one is undertaken, its terms or timing.

We do not expect to disclose developments with respect to the exploration of strategic alternatives unless and until our Board of Directors has approved a definitive transaction.

DEVELOPMENT AND OTHER ACTIVITIES

Block 21. In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of retail, hotel, residential and civic uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. In addition, we have executed agreements for the new studio for KLRU’s “Austin City Limits” program and for the Austin Children’s Museum. We have begun the permitting process with the City and expect construction to begin in the second quarter of 2007.

Lantana. In April 2006, we sold a 58-acre tract at Lantana to Advanced Micro Devices, Inc. (NYSE: AMD) for $21.2 million, recognizing a second-quarter 2006 gain of $15.6 million to net income or $2.04 per share on the sale. Lantana is a partially developed, mixed-use project with remaining Stratus entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of December 31, 2006. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under Stratus’ existing entitlements.

In 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana community. The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project allowing for approximately 2.9 million square feet of office and retail development, approximately 400 multi-family units (sold to an unrelated third party in 2000), and a tract for approximately 330 residential lots which we sold in 2003.

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto Boulevard in response to increased demand for office space within Lantana. As of December 31, 2006, we had leased approximately 50 percent of the space at the second office building and approximately 96 percent of the original office building. In the fourth quarter of 2005, we committed to a plan to sell our two office buildings at 7000 West. On March 27, 2006, we sold 7000 West for $22.3 million (see “Discontinued Operations - 7000 West” and Note 7).

Barton Creek Community. We commenced construction of a new subdivision within the Barton Creek community during the fourth quarter of 2000. This subdivision, Mirador, was completed in late-2001. Mirador adjoins the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size.

Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane Phase II - 47 lots and Calera - 155 lots. At December 31, 2006, our remaining unsold developed lots within the Barton Creek Community included: Calera Drive - 10 lots, Wimberly Lane Phase II - 14 lots, Calera Court - 8 lots and Mirador - 5 lots. We sold the last of the original 54 lots at Escala Drive subdivision in 2006. Development of the remaining Barton Creek property is expected to occur over several years.

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

During 2004, we began construction of courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 16 courtyard homes on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of December 31, 2006, only 10 lots remained unsold. Development of the third and last phase of Calera, which will include approximately 70 single-family lots, began in the first quarter of 2007 and is expected to be completed in September 2007.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. The preliminary plan has been approved for Meridian, an 800-lot residential development at the Circle C community. In October 2004, we received final City plat and construction permit approvals for the first phase of Meridian, and construction commenced in January 2005. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first phase, which includes 134 lots, was substantially completed at the end of 2005. Development of the second phase of 134 lots commenced in the third quarter of 2005 and was substantially completed in March 2006. We estimate our sales from the first two phases of Meridian will total at least 29 lots for $1.9 million during the first quarter of 2007.

Development of the third phase of Meridian, which includes 108 lots, has commenced and is expected to be completed by September 2007. The fourth phase of 118 lots will commence by the end of 2007 and completion is expected in 2008. In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots will commence in April 2007 and substantial completion is expected during the third quarter of 2007. The final phase of the project, which consists of 57 one-acre lots, will commence development by the end of 2007.

The grand opening of Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store at the Circle C community, was in May 2006. As of December 31, 2006, we had leases for 153,400 square feet or 91 percent of the space at Escarpment Village.

Deerfield. In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. In February 2004, we executed an Option Agreement and a Construction Agreement with a national homebuilder. Pursuant to the Option Agreement, the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect to complete 15 lot sales for $1.0 million during the first quarter of 2007.

Crestview Station. In November 2005, we formed a joint venture partnership with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With our joint venture partner, we have commenced brown field remediation and permitting of the property, known as Crestview Station, which is located on the commuter rail line recently approved by City of Austin voters. Crestview Station is planned for single-family, multi-family and retail development, with closings on the single-family and multi-family components and portions of the retail component expected to occur in 2007, subject to completion of the remediation process. At December 31, 2006, our investment in the Crestview Station project totaled $3.8 million and the joint venture partnership had $7.6 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

Our joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the property in preparation for permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to secure an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	2006	2005	2004
Revenues:
Real estate operations	$60,213	$33,841	$16,851
Commercial leasing	3,794	1,353	874
Total revenues	$64,007	$35,194	$17,725

Operating income	$24,053	$8,336	$338

Benefit from (provision for) income taxes	$8,344	$(73)	$-

	2006		2005	2004
Income from continuing operations	$31,674		$7,960	$99
Income from discontinued operations	8,614	[a]	514	573
Net income	$40,288		$8,474	$672

a.	Includes a gain on sale of $8.3 million, net of taxes of $1.5 million.

Our deferred tax assets at December 31, 2005, totaled $19.5 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, we sold 7000 West (see Note 7) and in April 2006 we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of $25.6 million and, along with our current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that we concluded it is more likely than not that we will be able to realize all of our deferred tax assets. As a result, 2006 net income from continuing operations included an $8.3 million tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance. We recorded a $0.4 million benefit from income taxes to discontinued operations in 2006 in accordance with income tax accounting rules.

In May 2006, the Texas governor signed into law the Texas Revised Franchise Bill (the Franchise Tax). The Franchise Tax replaces previous taxable capital and earned surplus components with a tax based on “taxable margin.” Taxable margin is defined as the entity’s total revenues less either cost of goods sold or compensation. Our income tax benefit from continuing operations for 2006 includes a deferred tax credit of $0.1 million related to the Franchise Tax.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	2006	2005	2004
Revenues:
Developed property sales	$33,459	$25,453	$7,238
Undeveloped property sales	24,929	7,550	9,192
Commissions, management fees and other	1,825	838	421
Total revenues	60,213	33,841	16,851

Cost of sales	(29,223)	(19,770)	(11,242)
General and administrative expenses	(6,280)	(4,346)	(3,788)

Operating income	$24,710	$9,725	$1,821

Developed Property Sales. Improving market conditions in the Austin area have resulted in increased lot sales in 2005 and 2006. Property sales for the last three years follow (revenues in thousands):

	2006		2005		2004
	Lots	Revenues	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	24	$10,363	19	$7,101	-	$ -
Calera Court Courtyard Home	5	2,922	2	945	1	597
Mirador Estate	7	3,791	7	3,912	8	3,262	[a]
Wimberly Lane Phase II
Standard Homebuilder	11	1,804	10	1,564	6	887
Estate	-	-	6	1,851	-	-
Escala Drive Estate	1	695	9	4,882	6	2,185

Circle C
Meridian	166	9,881	14	949	-	-

Deerfield	60	4,003	68	4,249	5	307
	274	$33,459	135	$25,453	26	$7,238	[a]

a.	Includes $0.3 million of previously deferred revenues related to a 2003 lot sale at the Mirador subdivision that we recognized in 2004.

Undeveloped Property Sales. During the first quarter of 2006, we sold a 7.5-acre tract in the Barton Creek community for $1.5 million. In April 2006, we sold a 58-acre tract at Lantana to AMD for $21.2 million of which $0.5 million represented a reimbursement of certain costs which we recorded as a reduction of cost of sales. In the fourth quarter of 2006, we sold an approximate 29-acre tract in Circle C for $2.7 million.

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

Commissions, Management Fees and Other. Commissions, management fees and other revenues totaled $1.8 million in 2006, compared to $0.8 million in 2005, and included sales of our development fee credits to third parties totaling $1.3 million in 2006 and $0.5 million in 2005. We received these development fee credits as part of the Circle C settlement (see Note 8).

Commissions, management fees and other revenues totaled $0.8 million for 2005, compared to $0.4 million for 2004. These amounts included sales of our development fee credits to third parties, totaling $0.5 million in 2005 and $0.1 million in 2004.

Cost of Sales and General and Administrative Expenses. Cost of sales totaled $29.2 million in 2006 and $19.8 million in 2005. The increase in cost of sales for 2006 primarily relates to the increase in lot sales and other land sales in 2006 compared to 2005. General and administrative expenses increased to $6.3 million in 2006, compared to $4.3 million in 2005 primarily because of higher compensation costs (see “Other Financial Results” below). Cost of sales increased to $19.8 million in 2005 from $11.2 million in 2004. The increase in cost of sales for 2005 compared to 2004 primarily relates to the increase in developed property sales in 2005.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at Escarpment Village and two office buildings at 7500 Rialto Boulevard after removing the results for 7000 West which are now classified as discontinued operations (see “Discontinued Operations - 7000 West” below and Note 7). Summary commercial leasing operating results follow (in thousands)

	2006	2005	2004
Rental income	$3,794	$1,353	$874
Rental property costs	(2,348)	(1,456)	(1,201)
Depreciation	(1,452)	(613)	(492)
General and administrative expenses	(651)	(673)	(664)
Operating loss	$(657)	$(1,389)	$(1,483)

In 2006, we began earning rental income from our Escarpment Village project that was substantially completed in the second quarter of 2006. Rental income from our Escarpment Village project totaled $2.1 million in 2006. The balance of our rental income in 2006 and all of the rental income in 2005 and 2004 is primarily from one of our 7500 Rialto Boulevard office buildings. As discussed earlier, in September 2006, we completed construction of a second 75,000-square-foot office building at 7500 Rialto Boulevard which is approximately 50 percent leased.

Our lease agreement with the anchor tenant of Escarpment Village and our contract with Trammell Crow, the firm managing Escarpment Village, contain provisions requiring that we share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after we receive a 12 percent return on our investment. We paid the anchor tenant its net profits interest in December 2006 based upon a hypothetical sale at fair market value. We are required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to the deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of December 31, 2006, we estimate the net profit payment due Trammell Crow will total $0.4 million. The amount of the payment to the anchor tenant ($0.7 million) and the estimated payment to Trammell Crow are recorded in other assets and are being amortized over the anchor tenant’s lease term (20 years) as a reduction of rental income. The actual payment may vary from this amount and will be based on the sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

Other Financial Results
Consolidated general and administrative expenses increased to $6.9 million in 2006 from $5.0 million in 2005, primarily because of higher compensation costs, including stock-based compensation costs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R.” Stock-based compensation costs charged to general and administrative expenses totaled $0.8 million in 2006, $0.3 million in 2005 and $0.2 million in 2004.

Consolidated general and administrative expenses totaled $5.0 million in 2005 and $4.5 million in 2004. The increase in 2005 compared to 2004 primarily relates to higher personnel costs associated with additional projects under way in 2005 and higher accounting fees related to expanded regulatory requirements.

Non-Operating Results
Interest expense, net of capitalized interest, totaled $1.1 million in 2006, $0.5 million in 2005 and $0.3 million in 2004 (see Note 4). Capitalized interest totaled $2.0 million in 2006, $3.3 million in 2005 and $2.4 million in 2004. The increase in net interest expense in 2006 is related to the financing for the now completed Escarpment Village project which is no longer eligible for capitalization.

Interest income totaled $0.4 million in 2006, $0.2 million in 2005 and $0.1 million in 2004. Interest income included interest on Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.1 million in each of 2006 and 2005.

DISCONTINUED OPERATIONS - 7000 WEST

In the fourth quarter of 2005, we committed to a plan to sell our office buildings at 7000 West. On March 27, 2006, our wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share) in 2006. CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan from Teachers Insurance and Annuity Association of America (TIAA). In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released us from all future liabilities under our guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment.

Our discontinued operations generated net income of $8.6 million, including an $8.3 million net gain on the sale of 7000 West. Net income from discontinued operations totaled $0.5 million in 2005 and $0.6 million in 2004. We earned rental income of $1.1 million in 2006, $3.6 million in 2005 and $3.2 million in 2004 from the two fully leased office buildings at 7000 West. Rental property costs in 2004 were reduced by $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings.

CAPITAL RESOURCES AND LIQUIDITY

Comparison Of Year-To-Year Cash Flows
Although at December 31, 2006, we had a $4.9 million working capital deficit, we believe that we have adequate funds available from our revolving credit facility ($42.0 million at December 31, 2006) and projected operating cash flows to meet our working capital requirements. Operating activities provided cash of $44.3 million in 2006, $37.4 million in 2005 and $10.0 million in 2004, including cash provided by discontinued operations totaling $0.4 million in 2006, $1.3 million in 2005 and $0.7 million in 2004. Compared to 2005, operating cash flows in 2006 improved primarily because of the increase in sales activities. Compared to 2004, operating cash flows in 2005 improved primarily because of the increase in sales activities and working capital changes.

Cash used in investing activities before discontinued operations totaled $52.0 million in 2006. Discontinued operations in 2006 provided $10.0 million from the March 2006 sale of 7000 West (see “Discontinued Operations - 7000 West” and Note 7). Cash used in investing activities totaled $39.3 million in 2005 and $21.7 million in 2004, including less than $0.1 million used in discontinued operations in each of the two years. In December 2006, we acquired approximately two acres comprising a city block in downtown Austin, Texas, for $15.1 million. Other real estate development expenditures for 2006 and 2005 included development costs for properties in the Barton Creek, Lantana and Circle C communities. We acquired our Deerfield property for $7.0 million in 2004 and have continued to develop the property. Other real estate expenditures for 2004 included improvements to certain properties in the Barton Creek and Circle C communities. Commercial leasing expenditures for 2006 primarily related to the second building at 7500 Rialto Boulevard, which was completed in September 2006. In 2005 and 2004, development of our commercial leasing properties included the completion of certain tenant improvements to our 7500 Rialto Boulevard office building. Expenditures were partly offset by MUD reimbursements of $1.3 million in 2006, $4.6 million in 2005 and $0.9 million in 2004.

During 2006, our financing activities included $22.8 million received from a 30-year mortgage on Escarpment Village and net repayments of $12.7 million on our revolving line of credit and $24.6 million on our project construction loans, including repayments of $6.5 million on the 7500 Rialto Boulevard project loan and $2.9 million on the Deerfield loan and net repayments of $5.3 million on the Meridian project loan and $9.9 million on the Escarpment Village project loan. In December 2006, we entered into two separate new loan agreements with First American Asset Management (FAAM) to borrow $15.0 million to fund the purchase of the land being used in connection with our Block 21 project. Financing activities provided cash of $3.4 million in 2005 and $8.7 million in 2004, including net cash provided by (used in) discontinued operations totaling $(0.2) million in 2005 and $0.1 million in 2004. During 2005, our financing activities reflected $4.7 million of net payments under our revolving line of credit and $11.3 million of net borrowings from our project construction loans, including $5.3 million of net borrowings from the Meridian project loan, $9.9 million of borrowings from the Escarpment Village project loan, net payments of $2.6 million on the Deerfield project loan and final payment of $1.2 million on the Calera Court project loan. During 2004, our financing activities included $0.5 million of net payments on our revolving line of credit and $8.6 million of net borrowings from our project construction loans, including net borrowings of $5.5 million from the Deerfield loan and $1.2 million from the Calera Court project loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2006.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During 2006, we purchased 22,806 shares for $0.6 million, a $24.77 per share average. A total of 469,810 shares remain available under this program. During 2005, we purchased 188,995 shares for $3.3 million, a $17.68 per share average, including a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million, an $18.13 per share average. The transaction was based on market prices of our common stock. During 2004, we purchased 18,389 shares of our common stock for $0.2 million, a $13.47 per share average. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $5.9 million is available at December 31, 2006. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

The following table summarizes our contractual cash obligations as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Debt	$311	$3,329	$348	$368	$25,389	$20,930	$50,675
Construction contracts	5,770	-	-	-	-	-	5,770
Operating lease	102	32	27	-	-	-	161
Total	$6,183	$3,361	$375	$368	$25,389	$20,930	$56,606

We had commitments under non-cancelable open contracts totaling $5.8 million at December 31, 2006. These commitments include the following contracts that we entered into in 2006:

•	Three contracts totaling $4.2 million for infrastructure work in connection with new residential subdivisions at Barton Creek with a remaining balance of $1.5 million at December 31, 2006;
•	A $3.4 million contract for the construction of a 20,000-square-foot retail and office center at Barton Creek with a remaining balance of $1.0 million at December 31, 2006;
•	A $1.0 million contract for the construction of a recreational center at Meridian in Circle C with the entire balance outstanding at December 31, 2006; and
•	Two contracts totaling $2.3 million for infrastructure work at Meridian with a remaining balance of $2.0 million at December 31, 2006.

In addition to the contracts noted above, we also had $0.3 million of outstanding commitments at December 31, 2006, on other ongoing Lantana, Meridian and Barton Creek development contracts.

In early 2007, we entered into additional contracts for $3.5 million for infrastructure work associated with new residential subdivisions at Barton Creek.

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

	December 31,
	2006	2005
Comerica revolving credit facility	$3,000	$15,677
Unsecured term loans	25,000	10,000
TIAA mortgage	22,675	-
7500 Rialto Boulevard project loan	-	6,461
Deerfield loan	-	2,943
Escarpment Village project loan	-	9,936
Meridian project loan	-	5,287
Total debt	$50,675	$50,304

Comerica Revolving Credit Facility. In September 2005, we entered into a loan agreement with Comerica to replace our existing $30.0 million revolving credit facility with Comerica. The loan agreement provided for a $45.0 million revolving credit facility, of which $3.0 million was provided for the Calera Court project. The facility sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at our option, Comerica’s prime rate plus 0.5 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent. Our obligations under the facility are secured by our properties within the Barton Creek community and certain of our properties within Lantana and the Circle C community.

In May 2006, we entered into a modification and extension agreement to extend the maturity and decrease the interest rate on our Comerica revolving credit facility. The maturity date was extended from May 30, 2007 to May 30, 2008 and interest accrues, at our option, at Comerica’s rate minus 0.8 percent or one-month LIBOR plus 1.95 percent, subject to a minimum annual rate of 5.0 percent. The available commitment of $45 million and other conditions and security remain unchanged. At December 31, 2006, we had $3.0 million outstanding under the revolving credit facility.

Unsecured Term Loans. In 2000 and 2001, we obtained two $5.0 million five-year unsecured term loans from FAAM (see Note 4). The proceeds of the loans were used to fund our operations and for other general corporate purposes. Effective December 15, 2004, we amended the two loans to extend their respective prior maturities of January 2006 to January 2008 and July 2006 to July 2008. In accordance with the amendments, interest accrued on the loans at a rate of one-month LIBOR plus 4.5 percent and was payable monthly. The interest rate was 8.8 percent on December 31, 2005. In December 2006, we amended our two unsecured $5.0 million term loans with FAAM. The amended agreements extend the maturities of both loans to December 31, 2011, and decrease the annual interest rates applicable to amounts borrowed under both loans to 6.56 percent.

In December 2006, we also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to fund the purchase of the land being used in connection with our Block 21 project. The new loans mature on December 31, 2011, and amounts borrowed under both loans bear interest at an annual rate of 6.56 percent. Our obligations under the FAAM loan agreements are unsecured.

TIAA Mortgage. In June 2006, we entered into a 30-year, $22.8 million mortgage with a 10-year balloon payment from TIAA. Proceeds from the mortgage were used to repay outstanding amounts under our Escarpment Village shopping center project loan and other outstanding project loan balances. The annual interest rate on the mortgage is 5.55 percent. The Escarpment Village shopping center and the related lease agreements are security for the loan.

Project Loans. As discussed above, in 2006, we used borrowings from the TIAA mortgage to pay the outstanding balances of its project loans. Descriptions of these project loans follow:

•  7500 Rialto Boulevard Project Loan. In 2001, we secured an $18.4 million project loan facility with Comerica for the construction of two office buildings at 7500 Rialto Boulevard. Borrowings under this project loan funded the construction of the first office building and related parking garage. This variable-rate project loan facility is secured by the land and buildings in the project. We may make additional borrowings under this facility to fund certain tenant improvements. Effective November 15, 2005, we restructured our 7500 Rialto Boulevard project loan and extended its maturity from January 2006 to January 2008. Under the terms of the loan modification agreement, the commitment under the facility was reduced to $6.8 million.

•  Deerfield Loan. On February 27, 2004, we entered into a loan agreement with Comerica for $9.8 million with a maturity date of February 27, 2007. The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules.

•  Escarpment Village Project Loan. In December 2004, we executed a Promissory Note and a Construction Loan Agreement with Comerica for an $18.5 million loan to be used for the construction of Escarpment Village. The loan has a maturity date of June 2007, with a one-year extension option subject to certain terms and conditions.

•  Meridian Project Loan. In May 2005, we executed a development loan agreement with Comerica for a $10.0 million loan to fund the development of single-family residential lots at Meridian. The loan has a maturity date of November 2007.

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

•  Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale is stated at the lower of cost or fair value less costs to sell and includes acreage, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For properties held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the assets carrying value to fair value less costs to sell is required. For properties held for use, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

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

•  Deferred Tax Assets. Our deferred tax assets at December 31, 2005, totaled $19.5 million primarily from net operating loss credit carryforwards, and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely (see Note 5). In the first quarter of 2006, we sold 7000 West (see Note 7) and in April 2006 we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of $25.6 million and along with our current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that we now believe it is more likely than not that we will be able to realize all of our deferred tax assets. As a result, our net deferred tax assets at December 31, 2006, totaled $8.2 million, net of $0.2 million valuation allowance. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. Should actual results differ materially from our estimates, we may need to reinstate a valuation allowance, which could materially impact our results of operations and financial position in future periods.

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

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we do not hedge our exposure to changes in interest rates. At December 31, 2006, $3.0 million of our total outstanding debt of $50.7 million bears interest at variable rates. A change of 100 basis points in annual interest rates for this variable-rate debt would not have a material impact on annual interest costs.

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

NEW ACCOUNTING STANDARDS

Accounting for Stock-Based Compensation. As of December 31, 2006, we had three stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all our plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R (see Note 1). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, our net income for 2006, was $0.7 million ($0.10 per basic share and $0.09 per diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized $0.3 million of stock-based compensation costs to fixed assets in 2006 and none in 2005 and 2004.

	2006	2005	2004
Cost of sales	$326	$-	$-
General and administrative expenses	769	310	226
Total stock-based compensation cost	$1,095	$310	$226

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. We are continuing to review the provisions of FIN 48, but at this time do not expect adoption to have a material impact on our financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. In many of its pronouncements, the FASB has previously concluded that fair value information is relevant to the users of financial statements and has required (or permitted) fair value as a measurement objective. However, prior to the issuance of this statement, there was limited guidance for applying the fair value measurement objective in GAAP. This statement does not require any new fair value measurements in GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. We are still reviewing the provisions of SFAS No. 157 and have not determined the impact of adoption.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF STRATUS PROPERTIES INC.:

We have completed integrated audits of Stratus Properties Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 15, 2007

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2006, our Company’s internal control over financial reporting is effective based on the COSO criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report dated March 15, 2007, which is included herein.

/s/ William H. Armstrong III	/s/ John E. Baker
William H. Armstrong III	John E. Baker
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$116 and $387, respectively (Note 6)	$1,955	$1,901
Accounts receivable	934	469
Deposits, prepaid expenses and other	3,700	849
Deferred tax asset	1,144	-
Discontinued operations (Note 7)	-	12,230
Total current assets	7,733	15,449
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	116,865	127,450
Property held for sale - undeveloped	16,345	16,071
Property held for use, net	46,702	9,452
Investment in Crestview	3,800	3,800
Deferred tax asset	7,105	-
Other assets	5,400	1,664
Total assets	$203,950	$173,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,988	$6,305
Accrued interest, property taxes and other	6,290	3,710
Current portion of long-term debt	311	169
Discontinued operations (Note 7)	-	12,036
Total current liabilities	12,589	22,220
Long-term debt (Note 4)	50,364	50,135
Other liabilities	7,051	7,364
Total liabilities	70,004	79,719

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized,
8,057 and 7,485 shares issued, respectively and
7,531 and 7,217 shares outstanding, respectively	81	74
Capital in excess of par value of common stock	188,873	182,007
Accumulated deficit	(42,655)	(82,943)
Unamortized value of restricted stock units	-	(567)
Common stock held in treasury, 526 shares and 268 shares,
at cost, respectively	(12,353)	(4,404)
Total stockholders’ equity	133,946	94,167
Total liabilities and stockholders' equity	$203,950	$173,886

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Real estate	$58,388	$33,003	$16,430
Rental income	3,794	1,353	874
Commissions, management fees and other	1,825	838	421
Total revenues	64,007	35,194	17,725
Cost of sales (Note 1):
Real estate, net	29,096	19,625	11,119
Rental	2,348	1,456	1,201
Depreciation	1,579	758	615
Total cost of sales	33,023	21,839	12,935
General and administrative expenses	6,931	5,019	4,452
Total costs and expenses	39,954	26,858	17,387
Operating income	24,053	8,336	338
Interest expense, net	(1,139)	(529)	(309)
Interest income	416	226	70
Income from continuing operations before income taxes	23,330	8,033	99
Benefit from (provision for) income taxes	8,344	(73)	-
Income from continuing operations	31,674	7,960	99
Income from discontinued operations (Note 7)
(including a gain on sale of $8,261 in 2006,
net of taxes of $1,501)	8,614	514	573
Net income applicable to common stock	$40,288	$8,474	$672

Basic net income per share of common stock:
Continuing operations	$4.33	$1.11	$0.01
Discontinued operations	1.18	0.07	0.08
Basic net income per share of common stock	$5.51	$1.18	$0.09

Diluted net income per share of common stock:
Continuing operations	$4.14	$1.04	$0.01
Discontinued operations	1.12	0.07	0.08
Diluted net income per share of common stock	$5.26	$1.11	$0.09

Average shares of common stock outstanding:
Basic	7,306	7,209	7,196
Diluted	7,658	7,636	7,570

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income	$40,288	$8,474	$672
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	(8,614)	(514)	(573)
Depreciation	1,579	758	615
Cost of real estate sold	23,827	17,057	8,938
Deferred income taxes	(6,431)	-	-
Stock-based compensation	1,095	310	226
Loan deposits and deposits for infrastructure development	(3,001)	(274)	(1,320)
Long-term notes receivable	-	789	(615)
Other	(1,748)	1,021	(511)
(Increase) decrease in working capital:
Accounts receivable, prepaid expenses and other	(754)	(366)	503
Accounts payable, accrued liabilities and other	(2,297)	8,859	1,394
Net cash provided by continuing operations	43,944	36,114	9,329
Net cash provided by discontinued operations	374	1,310	670
Net cash provided by operating activities	44,318	37,424	9,999

Cash flow from investing activities:
Purchases and development of real estate properties	(36,278)	(39,733)	(21,463)
Development of commercial leasing properties and other
expenditures	(17,015)	(284)	(1,099)
Municipal utility district reimbursements	1,337	4,600	910
Investment in Crestview	-	(3,800)	-
Net cash used in continuing operations	(51,956)	(39,217)	(21,652)
Net cash provided by (used in) discontinued operations	10,022	(40)	(36)
Net cash used in investing activities	(41,934)	(39,257)	(21,688)

Cash flow from financing activities:
Borrowings from revolving credit facility	18,000	55,005	16,414
Payments on revolving credit facility	(30,677)	(59,684)	(16,930)
Borrowings from TIAA mortgage	22,800	-	-
Payments on TIAA mortgage	(124)	-	-
Borrowings from unsecured term loans	15,000	-	-
Borrowings from project loans	2,236	17,583	9,176
Repayments on project loans	(26,863)	(6,248)	(610)
Net (payments) proceeds from exercised stock options	(2,438)	639	795
Excess tax benefit from exercised stock options	1,111	-	-
Purchases of Stratus common shares	(565)	(3,342)	(248)
Bank credit facility fees	(810)	(388)	-
Net cash (used in) provided by continuing operations	(2,330)	3,565	8,597
Net cash (used in) provided by discontinued operations	-	(205)	58
Net cash (used in) provided by financing activities	(2,330)	3,360	8,655

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended December 31,
	2006	2005	2004
Net increase (decrease) in cash and cash equivalents	54	1,527	(3,034)
Cash and cash equivalents at beginning of year	1,901	379	3,413
Cash and cash equivalents at end of year	1,955	1,906	379
Less cash at discontinued operations	-	(5)	-
Less cash restricted as to use	(116)	(387)	(124)
Unrestricted cash and cash equivalents at end of year	$1,839	$1,514	$255

Supplemental Information:
Interest paid	$1,071	$1,085	$972
Income taxes paid	$952	$-	$-

The accompanying notes, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended December 31,
	2006	2005	2004
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 7,485 shares in 2006,
7,284 shares in 2005 and 7,179 shares in 2004	74	72	72
Exercise of stock options and restricted stock representing 572
shares in 2006, 201 shares in 2005 and 105 shares in 2004	7	2	-
Balance at end of year representing 8,057 shares in 2006, 7,485
shares in 2005 and 7,284 shares in 2004	81	74	72

Capital in excess of par value:
Balance at beginning of year	182,007	181,145	179,786
Stock-based compensation expense, net of capitalized amounts	1,095	36	91
Exercised stock options and other	4,660	826	744
Tax benefit for stock option exercises	1,111	-	-
Restricted stock units granted, net of forfeitures	-	-	524
Balance at end of year	188,873	182,007	181,145

Accumulated deficit:
Balance at beginning of year	(82,943)	(91,417)	(92,089)
Net income	40,288	8,474	672
Balance at end of year	(42,655)	(82,943)	(91,417)

Unamortized value of restricted stock units:
Balance at beginning of year	(567)	(841)	(452)
Reclass unamortized value of restricted stock units on adoption
of new accounting standard	567	-	-
Deferred compensation associated with restricted stock units, net
of forfeitures	-	-	(524)
Amortization of related deferred compensation, net of forfeitures	-	274	135
Balance at end of year	-	(567)	(841)

Common stock held in treasury:
Balance at beginning of year representing 268 shares in 2006,
63 shares in 2005 and 44 shares in 2004	(4,404)	(763)	(496)
Shares purchased representing 23 shares in 2006,
189 shares in 2005 and 18 shares in 2004	(565)	(3,342)	(248)
Tender of 235 shares in 2006, 16 shares in 2005 and 1 share
in 2004 for exercised stock options and restricted stock	(7,384)	(299)	(19)
Balance at end of year representing 526 shares in 2006,
268 shares in 2005 and 63 shares in 2004	(12,353)	(4,404)	(763)

Total stockholders’ equity	$133,946	$94,167	$88,196

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
Operations and Basis of Accounting. The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted primarily in Austin, Texas, through its wholly owned subsidiaries and through certain unconsolidated joint ventures (see “Investment in Unconsolidated Affiliate” below and Note 3). Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land, L.P.; Lantana Office Properties I, L.P.; Austin 290 Properties, Inc.; Avalon Realty Company, L.L.C.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments L.L.C., STRS Plano, L.P., Southwest Property Services L.L.C., Stratus Block 21 Investments, L.P., Escarpment Village L.P.; Calera Court, L.P.; Meridian Development L.P.; Oly Stratus Barton Creek I JV and STRS L.L.C. All significant intercompany transactions have been eliminated in consolidation. In the fourth quarter of 2005, Stratus committed to sell its investment in Stratus 7000 West Joint Venture (7000 West) and on March 27, 2006, Stratus sold 7000 West (see Note 7). As a result, 7000 West is reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Investment in Unconsolidated Affiliate. Stratus has a 50 percent interest in the Crestview Station project (see Note 3), which it accounts for under the equity method in accordance with the provisions of the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

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

Cash Equivalents and Restricted Cash. Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. Restricted cash includes approximately $0.1 million held at December 31, 2006 and December 31, 2005, representing funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6). Restricted cash at December 31, 2005, also included $0.3 million from Deerfield lot sales used for payment on the Deerfield loan during 2006.

Financial Instruments. The carrying amounts of receivables, accounts payable and long-term debt reported in the accompanying consolidated balance sheets approximate fair value. Stratus periodically evaluates its ability to collect its receivables. Stratus provides an allowance for estimated uncollectible amounts if its evaluation provides sufficient evidence of such amounts. Stratus believes all of its receivables are collectible and no allowances for doubtful accounts are included in the accompanying consolidated balance sheets.

Investment in Real Estate and Commercial Leasing Assets. Real estate held for sale is stated at the lower of cost or fair value less costs to sell, and includes acreage, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus recorded capitalized interest of $2.0 million in 2006, $3.3 million in 2005 and $2.4 million in 2004.

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

Accrued Property Taxes. Stratus estimates its property tax accrual based on prior year property tax payments and other current events that may impact the payment. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $2.0 million at December 31, 2006 and $1.5 million at December 31, 2005.

Depreciation. Office buildings are depreciated on a straight-line basis over their estimated 40-year life. The retail buildings at Escarpment Village are depreciated on a straight-line basis over their estimated 30-year life. Furniture, fixtures and equipment are depreciated on a straight-line basis over a five-year period.

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

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed. A summary of Stratus’ revenues follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Revenues:
Developed property sales	$33,459	$25,453	$7,238
Undeveloped property sales	24,929	7,550	9,192
Rental income	3,794	1,353	874
Commissions, management fees and other	1,825	838	421
Total revenues	$64,007	$35,194	$17,725

Cost of Sales. Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows:

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Cost of developed property sales	$19,627	$13,023	$3,504
Cost of undeveloped property sales	7,473	4,564	5,678
Rental property costs	2,348	1,456	1,201
Allocation of overhead costs (see below)	2,811	2,277	2,130
Municipal utility district reimbursements	(92)	(126)	-
Depreciation	1,579	758	615
Other, net	(723)	(113)	(193)
Total cost of sales	$33,023	$21,839	$12,935

Municipal Utility District Reimbursements. Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements from the City of Austin (the City) for certain infrastructure costs incurred. Prior to 1996, Stratus expensed infrastructure costs as incurred. In 1996, Stratus began capitalizing the infrastructure costs to the related properties. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of basis in real estate properties and are recorded as a reduction of the related asset’s balance. Stratus has agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and being able to obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. MUD reimbursements represent the actual amounts received.

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

Advertising Costs. Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.2 million in 2006, $0.2 million in 2005 and $0.1 million in 2004.

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

	Years Ended December 31,
	2006	2005	2004
Income from continuing operations	$31,674	$7,960	$99
Income from discontinued operations	8,614	514	573
Net income applicable to common stock	$40,288	$8,474	$672

Weighted average common shares outstanding	7,306	7,209	7,196
Add: Dilutive stock options	314	418	340
Restricted stock	38	9	34
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,658	7,636	7,570

Diluted net income per share of common stock:
Continuing operations	$4.14	$1.04	$0.01
Discontinued operations	1.12	0.07	0.08
Diluted net income per share of common stock	$5.26	$1.11	$0.09

Outstanding stock options with exercise prices greater than the average market price of the common stock during the year are excluded from the computation of diluted net income per share of common stock and are shown below.

	Years Ending December 31,
	2006	2005	2004
Outstanding options (in thousands)	-	-	63
Average exercise price	-	-	$13.97

Stock-Based Compensation Plans. As of December 31, 2006, Stratus has three stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 6. Prior to January 1, 2006, Stratus accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, Stratus recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Prior to 2007, Stratus defined the market price as the average of the high and low price of Stratus common stock on the date of grant. Effective March 2007, in response to new Securities and Exchange Commission disclosure rules, Stratus now defines the market price for future grants as the closing price of Stratus common stock on the date of grant. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R. Results for prior periods have not been restated. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for employees to receive the next year’s vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-

eligible employees, Stratus records one year of amortization of the awards’ value on the date of grant. In addition, prior to adoption of SFAS No. 123R, Stratus recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, Stratus’ net income for the year ended December 31, 2006, was $0.7 million ($0.10 per basic share and $0.09 per diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, if Stratus had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under Stratus’ stock-based compensation plans (in thousands, except per share amounts):

	2005	2004
Net income applicable to common stock, as reported	$8,474	$672
Add: Stock-based employee compensation expense
included in reported net income applicable to common
stock for restricted stock units	274	148
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(937)	(667)
Pro forma net income applicable to common stock	$7,811	$153

Earnings per share:
Basic - as reported	$1.18	$0.09
Basic - pro forma	$1.08	$0.02

Diluted - as reported	$1.11	$0.09
Diluted - pro forma	$1.03	$0.02

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of Stratus’ stock option grants under SFAS No. 123 during the years ended December 31, 2005 and 2004.

	2005	2004
Options granted	7,750	117,500
Fair value per stock option	$11.48	$10.29
Risk-free interest rate	4.33%	4.39%
Expected volatility rate	46.2%	48.7%
Expected life of options (in years)	10	10

New Accounting Standards.
Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. Stratus is continuing to review the provisions of FIN 48, but at this time does not expect adoption to have a material impact on its financial statements.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. In many of its pronouncements, the FASB has previously concluded that fair value information is relevant to the users of financial statements and has required (or permitted) fair value as a measurement objective. However, prior to the issuance of this statement, there was limited guidance for applying the fair value measurement objective in GAAP. This statement does not require any new fair value measurements in GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. Stratus is still reviewing the provisions of SFAS No. 157 and has not determined the impact of adoption.

2.   Real Estate, Commercial Leasing Assets and Facilities, net
Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. Stratus currently owns only five lots with homes built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

	December 31,
	2006	2005
	(In Thousands)
Property held for sale - developed or under development:
Austin, Texas area	$111,496	$120,256
Other areas of Texas	5,369	7,194
	116,865	127,450
Property held for sale - undeveloped:
Austin, Texas area	16,311	16,037
Other areas of Texas	34	34
	16,345	16,071

Property held for use:
Commercial leasing assets, net of accumulated depreciation
of $2,883 in 2006 and $1,454 in 2005	46,273	8,989
Furniture, fixtures and equipment, net of accumulated
depreciation of $428 in 2006 and $562 in 2005	429	463
Total property held for use	46,702	9,452
	$179,912	$152,973

At December 31, 2006, Stratus’ investment in real estate includes approximately 2,652 acres of land located in Austin, Plano and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consisted of 1,728 acres of residential, multi-family and commercial property and 37 developed residential estate lots within the Barton Creek community at December 31, 2006. Stratus also holds approximately 355 acres of undeveloped residential, commercial and multi-family property and 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Stratus’ other properties in the Circle C community include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At December 31, 2006, Meridian consisted of approximately 282 acres and 88 developed residential lots. Stratus’ remaining Austin holdings at December 31, 2006, consisted of 223 acres of commercial property and two 75,000-square-foot buildings at 7500 Rialto Boulevard, one of which is approximately 96 percent leased and the other is approximately 50 percent leased, located within Lantana. In the fourth quarter of 2005, Stratus committed to a plan to sell its two office buildings at 7000 West. On March 27, 2006, Stratus sold 7000 West (see Note 7). Stratus’ Deerfield project in Plano, Texas, consists of approximately 24 acres of residential land, which is being developed, and four developed residential lots.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

3.   Investment in Unconsolidated Affiliate
In November 2005, Stratus formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With its joint venture partner, Stratus has commenced brown field remediation and permitting of the property, known as Crestview Station, which is located on the commuter rail line recently approved by City of Austin voters. Crestview Station is planned for single-family, multi-family and retail development, with closings on the single-family and multi-family components and portions of the retail component expected to occur in 2007, subject to completion of the remediation process. At December 31, 2006, Stratus’ investment in the Crestview Station project totaled $3.8 million and the joint venture partnership had $7.6 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

The joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the property in preparation for permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to secure an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005.

4.   Long-Term Debt
	December 31,
	2006	2005
	(In Thousands)
Comerica revolving credit facility, average rate 7.2% in 2006
and 6.0% in 2005	$3,000	$15,677
Unsecured term loans, average rate 9.1% in 2006
and 7.7% in 2005	25,000	10,000
TIAA mortgage, average rate 5.55% in 2006	22,675	-
7500 Rialto Boulevard project loan, average rate 7.1% in 2006
and 6.1% in 2005	-	6,461
Deerfield loan, average rate 7.6% in 2006 and 6.0% in 2005	-	2,943
Escarpment Village project loan, average rate 7.2% in 2006
and 6.1% in 2005	-	9,936
Meridian project loan, average rate 7.3% in 2006 and 6.6% in 2005	-	5,287
Total	50,675	50,304
Less: Current portion	(311)	(169)
Long-term debt	$50,364	$50,135

Comerica Revolving Credit Facility. In September 2005, Stratus entered into a loan agreement with Comerica to replace its existing $30.0 million revolving credit facility with Comerica. The loan agreement provided for a $45.0 million revolving credit facility, of which $3.0 million was provided for the Calera Court project. The facility sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005 of which $5.9 million remains available at December 31, 2006. Amounts borrowed under the facility bear interest at a minimum annual rate of 5.0 percent or, at Stratus’ option, Comerica’s prime rate plus 0.5 percent or London Interbank Offered Rate (LIBOR) plus 2.5 percent. Stratus’ obligations under the facility are secured by its properties within the Barton Creek community and certain of its properties within Lantana and the Circle C community.

In May 2006, Stratus entered into a modification and extension agreement to extend the maturity and decrease the interest rate on its Comerica revolving credit facility. The maturity date was extended from May 30, 2007 to May 30, 2008 and interest now accrues, at Stratus’ option, at Comerica’s rate minus 0.8 percent or one-month LIBOR plus 1.95 percent, subject to a minimum annual rate of 5.0 percent. The available commitment of $45 million and other conditions and security remained unchanged.

Unsecured Term Loans. In 2000 and 2001, Stratus obtained two $5.0 million five-year unsecured term loans from First American Asset Management (FAAM). The proceeds of the loans were used to fund Stratus’ operations and for other general corporate purposes. Effective December 15, 2004, Stratus amended the two loans to extend their respective maturities from January 2006 to January 2008 and July 2006 to July 2008. In accordance with the amendments, interest accrued on the loans at a rate of one-month LIBOR plus 4.5 percent and is payable monthly. Prior to the 2004 amendments, the interest rate was fixed at 9.25 percent. In December 2006, Stratus amended its two unsecured $5.0 million term loans with FAAM. The amended agreements extend the maturities of both loans to December 31, 2011, and decrease the annual interest rates applicable to amounts borrowed under both loans to 6.56 percent.

In December 2006, Stratus also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to fund the purchase of the land being used in connection with its Block 21 project. The new loans mature on December 31, 2011, and amounts borrowed under both loans bear interest at an annual rate of 6.56 percent. Stratus’ obligations under the FAAM loan agreements are unsecured.

TIAA Mortgage. In June 2006, Stratus entered into a 30-year, $22.8 million mortgage with a 10-year balloon payment from Teachers Insurance and Annuity Association of America (TIAA). Proceeds from the mortgage were used to repay outstanding amounts under Stratus’ Escarpment Village shopping center project loan and other outstanding project loan balances. The annual interest rate on the mortgage is 5.55 percent. The Escarpment Village shopping center and the related lease agreements are security for the loan.

Project Loans. As discussed above, in 2006, Stratus used borrowings from the TIAA mortgage to pay the outstanding balances of its project loans. Descriptions of these project loans follow:

7500 Rialto Boulevard Project Loan. In 2001, Stratus secured an $18.4 million project loan with Comerica for the construction of two office buildings at 7500 Rialto Boulevard. This variable-rate project loan facility is secured by the land and first office building at 7500 Rialto Boulevard. Under the terms of the original agreement and loan modification agreements since 2001, Stratus has extended the facility’s maturity and reduced the commitment under the facility. Effective November 15, 2005, Stratus restructured its 7500 Rialto Boulevard project loan and extended its maturity from January 2006 to January 2008. Under the terms of the loan modification agreement, the commitment under the facility was reduced to $6.8 million. Stratus may make additional borrowings under this facility to fund certain tenant improvements.

Deerfield Loan. In February 2004, Stratus entered into a $9.8 million three-year loan agreement with Comerica to finance the acquisition and development of Deerfield. The timing of advances received and payments made under the loan coincides with the development and lot purchase schedules.

Escarpment Village Project Loan. In December 2004, Stratus executed a Promissory Note and a Construction Loan Agreement with Comerica for an $18.5 million loan to be used for the construction of a 168,000-square-foot retail project, which Stratus referred to as Escarpment Village. The loan had a maturity date of June 2007, with a one-year extension option subject to certain terms and conditions.

Meridian Project Loan. In May 2005, Stratus executed a development loan agreement with Comerica for a $10.0 million loan to fund the development of single-family residential lots at Meridian. The loan has a maturity date of November 2007.

Maturities. Maturities of long-term debt instruments based on the amounts and terms outstanding at December 31, 2006, totaled $0.3 million in 2007, $3.3 million in 2008, $0.3 in 2009, $0.4 in 2010, $25.4 million in 2011 and $20.9 million thereafter.

5.   Income Taxes
The components of deferred income taxes follow:

	December 31,
	2006	2005
	(In Thousands)
Deferred tax assets and liabilities:
Net operating loss credit carryfowards	$218	$10,847
Real estate and facilities, net	4,922	6,605
Employee benefit accruals	593	107
Accrued liabilities	1,646	1,050
Alternative minimum tax credits and depletion allowance
(no expiration)	1,360	967
Other assets	339	208
Other liabilities	(611)	(284)
Valuation allowance	(218)	(19,500)
	8,249	-
Current deferred tax asset	(1,144)	-
Long-term deferred tax asset	$7,105	$-

The income tax benefit (provision) attributable to income from continuing operations consists of the following:

	Years Ended December 31,
	2006	2005
	(In Thousands)
Current	$95	$(154)
Deferred	8,249	81
Benefit from (provision for) income taxes	$8,344	$(73)

Stratus’ deferred tax assets at December 31, 2005 totaled $19.5 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In the first quarter of 2006, Stratus sold 7000 West (see Note 7) and in April 2006 Stratus completed the sale of 58 acres at its Lantana property. These transactions generated pre-tax income of $25.6 million and along with Stratus’ current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that Stratus now believes it is more likely than not that it will be able to realize all of its deferred tax assets. As a result, 2006 net income from continuing operations included an $8.3 million tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance. Stratus recorded a $0.4 million benefit from income taxes to discontinued operations in 2006 in accordance with income tax accounting rules.

In May 2006, the Texas governor signed into law the Texas Revised Franchise Bill (the Franchise Tax). The Franchise Tax replaces current taxable capital and earned surplus components with a tax based on “taxable margin.” Taxable margin is defined as the entity’s total revenues less either cost of goods sold or compensation. Stratus’ income tax benefit from continuing operations for 2006 includes a deferred tax credit of $0.1 million related to the Franchise Tax.

Stratus’ 2005 provision for income taxes of $73,000 is for alternative minimum taxes. Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the recorded income tax (benefit) provision follow:

	Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Income tax provision computed at the
federal statutory income tax rate	$8,166	35%	$2,991	35%	$235	35%
Adjustments attributable to:
Change in valuation allowance	(16,489)	(71)	(2,175)	(25)	(1,981)	(295)
State taxes and other	(21)	-	(743)	(9)	1,746	260
Income tax provision	$(8,344)	(36)%	$73	1%	$-	-%

6.   Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans. Stratus’ Stock Option Plan, 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the effective reverse stock split transactions (see below), representing 975,000 shares of Stratus common stock at no less than market value at time of grant. In May 2002, Stratus’ shareholders approved the 2002 Stock Incentive Plan (the 2002 Stock Option Plan), which provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock.

Generally, stock-based compensation awards are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Awards for approximately 3,100 shares under the 1998 Stock Option Plan, 32,500 shares under the Stock Option Plan for Non-Employee Directors and 9,800 shares under the 2002 Stock Option Plan were available for new grants as of December 31, 2006.

Stock-Based Compensation Costs. Compensation cost charged against earnings for stock-based awards is shown below (in thousands). Stock-based compensation costs are capitalized as appropriate, but such capitalization was not previously reflected in our pro-forma disclosures shown below as amounts were not considered material.

	Years Ended December 31,
	2006	2005	2004
Stock options awarded to employees (including directors)	$593	$-	$-
Stock options awarded to nonemployees	2	36	91
Restricted stock units	792	274	135
Less capitalized amounts	(292)	-	-
Impact on net income	$1,095	$310	$226

Options. A summary of options outstanding as of December 31, 2006, and changes during the year ended December 31, 2006, follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	838,336	$10.11
Granted	7,500	26.44
Exercised	(548,649)	9.01
Balance at December 31	297,187	12.55	4.70	$5,782

Vested and exercisable at December 31	208,062	11.14	3.29	$4,341

Summaries of options outstanding and changes during the years ended December 31, 2005, and December 31, 2004, follow:

	2005		2004
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Option	of	Option
	Options	Price	Options	Price
Balance at January 1	1,008,434	$9.19	1,004,774	$8.34
Granted	7,750	18.22	117,500	15.83
Exercised	(177,848)	5.27	(90,639)	8.22
Expired/Forfeited	-	-	(23,201)	9.43
Balance at December 31	838,336	10.11	1,008,434	9.19

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2006.

Options granted	7,500
Grant-date fair value per stock option	$14.57
Expected and weighted average volatility	48.6%
Expected life of options (in years)	6.7
Risk-free interest rate	4.7%

The total intrinsic value of options exercised during the year ended December 31, 2006, was $11.4 million. During 2006, approximately 83,700 stock options with a weighted-average grant-date fair market value of $7.86 vested. As of December 31, 2006, there were approximately 89,100 stock options unvested with a weighted-average grant-date fair market value of $10.07. As of December 31, 2006, Stratus had $0.8 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of one year.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the year ended December 31, 2006 (in thousands, except Stratus shares tendered):

Stratus shares tendered to pay the exercise price
and/or the minimum required taxes[a]	111,097
Cash received from stock option exercises	$1,055
Actual tax benefit realized for the tax deductions
from stock option exercises	$1,111
Amounts Stratus paid for employee taxes related
to stock option exercises	$3,495

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. Under Stratus’ restricted stock program, shares of its common stock may be granted to certain officers of Stratus at no cost. The restricted stock units are converted into shares of Stratus common stock ratably on the anniversary of each award over the vesting period, generally four years. The awards fully vest upon retirement. Prior to 2007, Stratus defined the market value for restricted stock units as the average of the high and low price of Stratus common stock on the date of grant. Effective March 2007, in response to new Securities and Exchange Commission disclosure rules, Stratus now defines the market price for future grants as the closing price of Stratus common stock on the date of grant.

Stratus granted 49,000 restricted stock units in 2006. A summary of outstanding unvested restricted stock units as of December 31, 2006, and activity during the year ended December 31, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	45,045
Granted	49,000
Vested	(22,795)
Balance at December 31	71,250	1.3	$2,280

The grant-date fair value of restricted stock units granted during the year ended December 31, 2006 was $1.2 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2006, was $0.7 million. As of December 31, 2006, Stratus had $0.9 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.3 years.

Share Purchase Program. In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million revolving credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. Since 2004, Stratus has purchased 230,190 shares of its common stock for $4.2 million (an $18.05 per share average) under this program. Purchases include 22,806 shares for $0.6 million (a $24.77 per share average) in 2006, 188,995 shares for $3.3 million (a $17.68 per share average) in 2005 and 18,389 shares for $0.2 million (a $13.47 per share average) in 2004. The 2005 purchases include a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million (an $18.13 per share average). As of March 10, 2007, 469,810 shares remain available under this program.

Stock Split Transactions. In May 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. Stratus funded $0.5 million into a restricted cash account to purchase 42,000 post-stock split shares of its common stock. At December 31, 2006, $0.1 million of restricted cash remained to pay for fractional shares.

Employee Benefits. Stratus maintains a 401(k) defined contribution plan and a money purchase plan that are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The plans were amended, effective September 1, 2003, to merge the money purchase plan into the 401(k) plan. The amended 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary. The 401(k) plan also provides for the money purchase contribution to be discretionary. Matching and money purchase contributions were $0.3 million in 2006 and $0.2 million in each of 2005 and 2004.

7.   Discontinued Operations
In the fourth quarter of 2005, Stratus committed to a plan to sell its office buildings at 7000 West. On March 27, 2006, Stratus’ wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica for $22.3 million, resulting in a gain of $9.8 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share) in 2006. CarrAmerica paid $10.6 million cash to Stratus at closing and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan from TIAA. In connection with CarrAmerica’s assumption of the loan, 7000 West JV entered into a First Modification Agreement with CarrAmerica and TIAA under which TIAA released 7000 West JV’s $3.5 million letter of credit issued by Comerica Bank that secured certain re-tenanting obligations and released 7000 West JV from all future obligations under the loan. In addition, TIAA released Stratus from all future liabilities under its guaranty of 7000 West JV’s environmental representations and recourse obligations under the loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Rental income	$1,057	$3,554	$3,165
Rental property costs	(403)	(1,320)	(852)[a]
Depreciation	-	(701)	(906)
General and administrative expenses	(48)	(302)	(185)
Interest expense[b]	(168)	(717)	(649)
Interest income	2	-	-
Gain on sale	9,762	-	-
Provision for income taxes	(1,588)	-	-
Income from discontinued operations	$8,614	$514	$573

a.	Includes $0.7 million for reimbursement of certain building repairs received from a settlement with the general contractor responsible for construction of the 7000 West office buildings.
b.	Relates to interest expense from 7000 West project loan and does not include any additional allocations of interest.

The following summarizes 7000 West’s net assets (in thousands) at December 31, 2005:

Assets:
Cash and cash equivalents	$5
Other current assets	1,136
Property held for sale, net of accumulated depreciation
of $4,577	11,089
Liabilities:
Current portion of long-term debt	(11,795)
Other current liabilities	(241)
Net assets	$194

8.   Commitments and Contingencies
Construction Contracts. Stratus had commitments under non-cancelable open contracts totaling $5.8 million at December 31, 2006. These commitments include the following contracts that Stratus entered into in 2006:

•	Three contracts totaling $4.2 million for infrastructure work in connection with new residential subdivisions at Barton Creek with a remaining balance of $1.5 million at December 31, 2006;
•	A $3.4 million contract for the construction of a 20,000-square-foot retail and office center at Barton Creek with a remaining balance of $1.0 million at December 31, 2006;
•	A $1.0 million contract for the construction of a recreational center at Meridian in Circle C with the entire balance outstanding at December 31, 2006; and
•	Two contracts totaling $2.3 million for infrastructure work at Meridian with a remaining balance of $2.0 million at December 31, 2006.

In addition to the contracts noted above, Stratus also had $0.3 million of outstanding commitments at December 31, 2006, on other ongoing Lantana, Meridian and Barton Creek development contracts.

In early 2007, Stratus entered into additional contracts for $3.5 million for infrastructure work associated with new residential subdivisions at Barton Creek.

Operating Lease. As of December 31, 2006, Stratus’ minimum annual contractual payments under its non-cancelable long-term operating lease for its office space which extends to 2009 totaled $101,500 in 2007, $32,300 in 2008 and $27,300 in 2009. Total rental expense under Stratus’ operating lease amounted to $77,100 in each of 2006, 2005 and 2004.

Circle C Settlement. On August 1, 2002, the City granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. Those approvals permitted development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects. As of December 31, 2006, Stratus has permanently used $5.2 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $2.7 million. Fee credits used for the development of Stratus’ properties effectively reduce the eventual basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $3.7 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2006. Unencumbered Credit Bank capacity was $6.1 million at December 31, 2006.

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

The Commercial Leasing segment includes two office buildings at 7500 Rialto Boulevard and the Escarpment Village project. The first 75,000-square-foot building at 7500 Rialto Boulevard is approximately 96 percent leased. The second 75,000-square-foot building opened in September 2006 and is approximately 50 percent leased. Southwest Property Services L.L.C., which Stratus formed in 2004, manages these office buildings. For 2006, the Commercial Leasing segment also includes Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store. Rental income from Escarpment Village totaled $2.1 million in 2006 (including less than $0.1 million in the first quarter). In the fourth quarter of 2005, Stratus committed to sell the two 70,000-square-foot office buildings at 7000 West and completed the sale on March 27, 2006. The 7000 West operating results are reported as discontinued operations in the table below.

As of December 31, 2006, Stratus’ minimum rental income which includes scheduled rent increases, under noncancelable long-term leases which extend to 2026, totaled $4.3 million in 2007, $4.4 million in 2008, $4.3 million in 2009, $3.8 million in 2010, $3.2 million in 2011 and $28.9 million thereafter.

Stratus’ lease agreement with the anchor tenant of Escarpment Village and its contract with Trammell Crow Central Texas, Ltd. (Trammell Crow), the firm managing Escarpment Village, contain provisions requiring Stratus to share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after Stratus receives a 12 percent return on its investment. Stratus paid the anchor tenant its net profits interest in December 2006 based upon a hypothetical sale at fair market value. Stratus is required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to the deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of December 31, 2006, Stratus estimates the net profit payment due Trammell Crow will total $0.4 million. The amount of the payment to the anchor tenant ($0.7 million) and the estimated payment to Trammell Crow are recorded in other assets and are being amortized over the anchor tenant’s lease term (20 years) as a reduction of rental income. The actual payment may vary from this amount and will be based on the actual sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Year Ended December 31, 2006
Revenues	$60,213	$3,794	$-		$64,007
Cost of sales, excluding depreciation	(29,096)	(2,348)	-		(31,444)
Depreciation	(127)	(1,452)	-		(1,579)
General and administrative expenses	(6,280)	(651)	-		(6,931)
Operating income (loss)	$24,710	$(657)	$-		$24,053
Income from discontinued operations	$-	$8,614 [b]	$-		$8,614
Benefit from income taxes	$-	$-	$8,344	[c]	$8,344
Capital expenditures	$36,278	$17,015	$-		$53,293
Total assets	$139,266	$56,021	$8,663	[c]	$203,950

Year Ended December 31, 2005
Revenues	$33,841	$1,353	$-		$35,194
Cost of sales, excluding depreciation	(19,625)	(1,456)	-		(21,081)
Depreciation	(145)	(613)	-		(758)
General and administrative expenses	(4,346)	(673)	-		(5,019)
Operating income (loss)	$9,725	$(1,389)	$-		$8,336
Income from discontinued operations	$-	$514	$-		$514
Provision for income taxes	$-	$-	$73		$73
Capital expenditures	$39,733	$324	$-		$40,057
Total assets	$143,521	$21,682 [d]	$8,683		$173,886

Year Ended December 31, 2004
Revenues	$16,851	$874	$-		$17,725
Cost of sales, excluding depreciation	(11,119)	(1,201)	-		(12,320)
Depreciation	(123)	(492)	-		(615)
General and administrative expense	(3,788)	(664)	-		(4,452)
Operating income (loss)	$1,821	$(1,483)	$-		$338
Income from discontinued operations	$-	$573	$-		$573
Capital expenditures	$21,463	$1,135	$-		$22,598
Total assets	$125,445	$23,165 [d]	$4,251		$152,861

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Includes an $8.3 million gain, net of taxes of $1.5 million, on the sale of 7000 West.
c.	Includes deferred tax assets resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance which was recorded as a benefit from income taxes (see Note 5).
d.
Includes assets from the discontinued operations of 7000 West, which Stratus sold on March 27, 2006, totaling $12.2 million, net of accumulated depreciation of $4.6 million, at December 31, 2005, and $13.2 million, net of accumulated depreciation of $3.9 million, at December 31, 2004. These buildings represented two of Stratus’ three commercial leasing properties as of December 31, 2005, and December 31, 2004.

10.   Quarterly Financial Information (Unaudited)

		Operating			Net Income Per Share
	Revenues	Income	Net Income		Basic		Diluted
	(In Thousands, Except Per Share Amounts)
2006
1st Quarter	$11,690	$1,894	$18,176	[a]	$2.51	[a]	$2.36	[a]
2nd Quarter	32,875	18,331	17,775		2.43		2.32
3rd Quarter	9,850	1,466	1,181		0.16		0.16
4th Quarter	9,592	2,362	3,156		0.43		0.41
	$64,007	$24,053	$40,288		5.51		5.26

		Operating Income	Net Income	Net Income (Loss) Per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2005
1st Quarter	$2,717	$(976)	$(912)	$(0.13)	$(0.13)
2nd Quarter	7,189	1,406	1,320	0.18	0.17
3rd Quarter	12,146	3,389	3,319	0.46	0.44
4th Quarter	13,142	4,517	4,747	0.66	0.62
	$35,194	$8,336	$8,474	1.18	1.11

a.
Includes a $1.9 million ($0.26 per basic share and $0.25 per diluted share) adjustment to the previously reported benefit from income taxes for additional deferred tax credits that were not identified until the fourth quarter of 2006.

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

(c) Management’s annual report on internal control over financial reporting and the report thereon of PricewaterhouseCoopers LLP are incorporated herein by reference to our 2006 Annual Report.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information set forth under the captions “Corporate Governance,“ “Information About Nominees and Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting to be held on May 8, 2007, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11. Executive Compensation
The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting to be held on May 8, 2007, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Proposal to Adopt the 2007 Stock Incentive Plan” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting to be held on May 8, 2007, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the caption “Corporate Governance” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting to be held on May 8, 2007, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting to be held on May 8, 2007, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1). Financial Statements.

Consolidated Balance Sheets, page 34.
Consolidated Statements of Income, page 35.
Consolidated Statements of Cash Flows, page 36.
Consolidated Statements of Changes in Stockholders’ Equity, page 38.

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

Date: March 16, 2007

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

Date: March 16, 2007

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

Stratus Properties Inc.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2006
(In Thousands)
SCHEDULE III
			Cost	Gross Amounts at
	Initial Cost		Capitalized	December 31, 2006			Number of Lots
		Bldg. and	Subsequent to		Bldg. and		and Acres		Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total	Lots	Acres	Depreciation	Acquired
Developed or Under Development[a]
Barton Creek, Austin, TXb	$14,789	$-	$50,871	$65,660	$-	$65,660	37	1,317	$-	1988
Deerfield, Plano, TX	2,904	-	2,465	5,369	-	5,369	4	24	-	2004
Circle C, Austin, TX	5,387	-	10,151	15,538	-	15,538	88	318	-	1992
Lantana, Austin, TX	567	-	11,815	12,382	-	12,382	-	223	-	1994
Block 21, Austin, TX	15,108	-	2,808	17,916	-	17,916	-	2	-	2006
Undeveloped[c]
Camino Real, San Antonio, TX	16	-	18	34	-	34	-	2	-	1990
Barton Creek, Austin, TX	6,371	-	1,319	7,690	-	7,690	-	411	-	1988
Circle C, Austin, TX	5,278	-	3,343	8,621	-	8,621	-	355	-	1992
Held for Use
Escarpment Village, Austin, TX	3,044	25,511	-	3,044	25,511	28,555	-	-	727	2006
7500 Rialto Boulevard, Austin, TX	208	20,393	-	208	20,393	20,601	-	-	2,156	2002
Corporate offices, Austin ,TX	-	857	-	-	857	857	-	-	428	-
	$53,672	$46,761	$82,790	$136,462	$46,761	$183,223	129	2,652	$3,311

a.	Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.
b.	Includes 18 developed lots in the Calera subdivision, 14 developed lots in the Wimberly Lane Phase II subdivision and 5 developed lots in the Mirador subdivision.
c.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

Stratus Properties Inc.
Notes to Schedule III

(1) Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
	(In Thousands)
Balance, beginning of year	$154,989	$136,654	$124,005
Acquisitions	15,108	-	7,026
Improvements and other	36,953	35,392	14,561
Cost of real estate sold	(23,827)	(17,057)	(8,938)
Balance, end of year	$183,223	$154,989	$136,654

The aggregate net book value for federal income tax purposes as of December 31, 2006 was $193.9 million.

(2) Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Balance, beginning of year	$2,016	$1,284	$732
Retirement of assets	(284)	(26)	(63)
Depreciation expense	1,579	758	615
Balance, end of year	$3,311	$2,016	$1,284

Depreciation of buildings and improvements reflected in the statements of income is calculated over estimated lives of 40 years, except for the retail buildings at Escarpment Village which are depreciated over their estimated lives of 30 years.

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

10.17	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.

10.18	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.

10.19	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.

10.20	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.

Executive Compensation Plans and Arrangements (Exhibits 10.21 through 10.32)

10.21	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.22	Stratus Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2003 Form 10-K.

10.23
Stratus 1996 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.24	Stratus Properties Inc. 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.23 to Stratus’ 2005 Second Quarter Form 10-Q.

10.25	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to Stratus’ 2005 Second Quarter Form 10-Q.

10.26	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.25 to Stratus’ 2005 Second Quarter Form 10-Q.

10.27	Stratus Properties Inc. 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2005 Second Quarter Form 10-Q.

10.28	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.29	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.28 to Stratus’ 2005 Second Quarter Form 10-Q.

10.30	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the fiscal year ended December 31, 2005.

10.31
Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated January 24, 2007.

10.32
Change of Control Agreement between Stratus Properties Inc. and John E. Baker, effective as of January 26, 2007. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Stratus dated January 24, 2007.

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