Form 10-Q
period 2007-03-31
STRATUS PROPERTIES INC
filed 2007-05-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☑  Non-accelerated filer ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On March 31, 2007, there were issued and outstanding 7,568,116 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$115 and $116, respectively	$1,304	$1,955
Accounts receivable	1,194	934
Deposits, prepaid expenses and other	3,558	3,700
Deferred tax asset	1,161	1,144
Total current assets	7,217	7,733
Real estate, commercial leasing assets and facilities, net:
Property held for sale - developed or under development	121,604	116,865
Property held for sale - undeveloped	16,270	16,345
Property held for use, net	46,284	46,702
Investment in Crestview	3,800	3,800
Deferred tax asset	6,997	7,105
Other assets	5,445	5,400
Total assets	$207,617	$203,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,353	$5,988
Accrued interest, property taxes and other	4,245	6,290
Current portion of long-term debt	316	311
Total current liabilities	9,914	12,589
Long-term debt	55,608	50,364
Other liabilities	6,655	7,051
Total liabilities	72,177	70,004

Stockholders’ equity:
Preferred stock	-	-
Common stock	81	81
Capital in excess of par value of common stock	190,130	188,873
Accumulated deficit	(41,918)	(42,655)
Common stock held in treasury	(12,853)	(12,353)
Total stockholders’ equity	135,440	133,946
Total liabilities and stockholders' equity	$207,617	$203,950

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Real estate	$4,426	$11,038
Rental income	1,559	387
Commissions, management fees and other	221	265
Total revenues	6,206	11,690
Cost of sales:
Real estate, net	1,593	7,547
Rental	1,102	324
Depreciation	539	186
Total cost of sales	3,234	8,057
General and administrative expenses	2,001	1,739
Total costs and expenses	5,235	9,796
Operating income	971	1,894
Interest expense, net	(333)	(179)
Interest income	529	14
Income from continuing operations before income taxes	1,167	1,729
(Provision for) benefit from income taxes	(429)	8,260
Income from continuing operations	738	9,989
Income from discontinued operations (including a gain on sale of
$7,834, net of taxes of $1,928, in 2006)	-	8,187
Net income	$738	$18,176

Basic net income per share of common stock:
Continuing operations	$0.10	$1.38
Discontinued operations	-	1.13
Basic net income per share of common stock	$0.10	$2.51

Diluted net income per share of common stock:
Continuing operations	$0.10	$1.30
Discontinued operations	-	1.06
Diluted net income per share of common stock	$0.10	$2.36

Weighted average shares of common stock outstanding:
Basic	7,549	7,242
Diluted	7,670	7,697

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net income	$738	$18,176
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	-	(8,187)
Depreciation	539	186
Cost of real estate sold	2,610	6,559
Deferred income taxes	91	(8,260)
Stock-based compensation	527	447
Deposits	(327)	18
Other	(10)	(534)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(239)	(289)
Accounts payable, accrued liabilities and other	(2,663)	(2,813)
Net cash provided by continuing operations	1,266	5,303
Net cash provided by discontinued operations	-	374
Net cash provided by operating activities	1,266	5,677

Cash flow from investing activities:
Purchases and development of real estate properties	(9,176)	(6,039)
Development of commercial leasing properties and other
expenditures	(122)	(96)
Municipal utility district reimbursements	2,000	-
Net cash used in continuing operations	(7,298)	(6,135)
Net cash provided by discontinued operations	-	10,022
Net cash (used in) provided by investing activities	(7,298)	3,887

Cash flow from financing activities:
Borrowings from revolving credit facility	10,950	7,500
Payments on revolving credit facility	(5,625)	(9,507)
Payments on TIAA mortgage	(76)	-
Borrowings from project loans	-	2,236
Repayments on project loans	-	(3,101)
Net (payments for) proceeds from exercised stock options	(38)	725
Excess tax benefit from exercised stock options	323	-
Purchases of Stratus common shares	(153)	(254)
Net cash provided by (used in) financing activities	5,381	(2,401)
Net (decrease) increase in cash and cash equivalents	(651)	7,163
Cash and cash equivalents at beginning of year	1,955	1,901
Cash and cash equivalents at end of period	1,304	9,064
Less cash restricted as to use	(115)	(301)
Unrestricted cash and cash equivalents at end of period	$1,189	$8,763

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2006 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Three Months Ended
	March 31,
	2007	2006
Income from continuing operations	$738	$9,989
Income from discontinued operations	-	8,187
Net income	$738	$18,176

Weighted average common shares outstanding	7,549	7,242
Add: Dilutive stock options	103	406
Restricted stock	18	49
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,670	7,697

Diluted net income per share of common stock:
Continuing operations	$0.10	$1.30
Discontinued operations	-	1.06
Diluted net income per share of common stock	$0.10	$2.36

3.	DEBT OUTSTANDING
At March 31, 2007, Stratus had total debt of $55.9 million, including $0.3 million of current debt, compared to total debt of $50.7 million, including $0.3 million of current debt, at December 31, 2006. Stratus’ debt outstanding at March 31, 2007 consisted of the following:

•
$8.3 million of net borrowings under the $45.0 million Comerica revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for Stratus’ Calera Court project, matures on May 30, 2008.

•	$25.0 million of borrowings outstanding under four unsecured term loans, including two $5.0 million loans, an $8.0 million loan and a $7.0 million loan, all of which will mature in December 2011.

•	$22.6 million related to the mortgage from the Teachers Insurance and Annuity Association of America (TIAA) associated with the Escarpment Village shopping center, which matures in July 2016.

For a further discussion of Stratus’ debt see Note 4 of the Stratus 2006 Form 10-K.

4.	RESTRICTED CASH, INTEREST COST AND STOCK-BASED COMPENSATION
Restricted Cash. Restricted cash totaled $0.1 million at March 31, 2007 and December 31, 2006, primarily representing funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2006 Form 10-K).

Interest Cost. Interest expense excludes capitalized interest of $0.6 million in the first quarter of 2007 and $0.8 million in the first quarter of 2006.

Stock-Based Compensation. Stock-based compensation costs are capitalized as appropriate. Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended
	March 31,
	2007	2006
Stock options awarded to employees (including directors)	$117	$145
Restricted stock units	508	421
Less capitalized amounts	(98)	(119)
Impact on net income	$527	$447

Stock options representing 40,325 shares at a weighted average option price of $7.65 per share were exercised in the first quarter of 2007. The tax benefit realized for the tax deductions from stock option exercises totaled $0.3 million for the three months ended March 31, 2007 and $0.6 million for the three months ended March 31, 2006. Upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes. Shares tendered to Stratus for these purposes totaled approximately 32,500 shares for the three months ended March 31, 2007. Stratus paid $0.1 million of employee taxes for stock options in the first quarter of 2007. Stratus granted 38,000 restricted stock units in the three months ended March 31, 2007, at a grant date fair value of $1.3 million. For more information regarding Stratus’ stock-based awards see Notes 1 and 6 of the Stratus 2006 Form 10-K.

5.	DISCONTINUED OPERATIONS
On March 27, 2006, Stratus’ wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a $9.8 million ($7.8 million net of taxes) gain in the first quarter of 2006. CarrAmerica paid $10.6 million cash to Stratus at closing and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations for the three months ended March 31, 2006 (in thousands):

Rental income	$1,057
Rental property costs	(403)
General and administrative expenses	(48)
Interest expense[a]	(168)
Interest income	2
Gain on sale	9,762
Provision for income taxes	(2,015)
Income from discontinued operations	$8,187

a.	Relates to interest expense from 7000 West project loan and does not include any additional allocations of interest.

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2006 Form 10-K.

6.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana. The Deerfield property in Plano, Texas is also included in the Real Estate Operations segment.

The Commercial Leasing segment includes two office buildings at 7500 Rialto Boulevard and the Escarpment Village project. As of March 31, 2007, the first 75,000-square-foot building at 7500 Rialto Boulevard was approximately 96 percent leased and the second 75,000-square-foot building, which opened in September 2006, was approximately 50 percent leased. Southwest Property Services L.L.C., a wholly owned subsidiary of Stratus, manages these office buildings. Rental income from Escarpment Village totaled $0.9 million in the first quarter of 2007 and less than $0.1 million in the first quarter of 2006. Stratus sold the two 70,000-square-foot office buildings at 7000 West in March 2006 (see Note 5). The 7000 West operating results are reported as discontinued operations for the three months ended March 31, 2006.

As of March 31, 2007, Stratus’ minimum rental income which includes scheduled rent increases, under noncancelable long-term leases which extend to 2026, totaled $48.9 million, including $3.6 million in the last three quarters of 2007, $4.8 million in 2008, $4.4 million in 2009, $3.8 million in 2010, $3.3 million in 2011 and $29.0 million thereafter.

Stratus’ lease agreement with the anchor tenant of Escarpment Village and its contract with Trammell Crow Central Texas, Ltd. (Trammell Crow), the firm managing Escarpment Village, contain provisions requiring Stratus to share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after Stratus receives a 12 percent return on its investment. Stratus paid the anchor tenant its net profits interest in December 2006 based upon a hypothetical sale at fair market value. Stratus is required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to the deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of March 31, 2007, Stratus estimates the net profit payment due Trammell Crow will total $0.4 million. The amount of the payment to the anchor tenant ($0.7 million) and the estimated payment to Trammell Crow are recorded in other assets and are being amortized over the anchor tenant’s lease term (20 years) as a reduction of rental income. The actual payment may vary from this amount and will be based on the actual sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended March 31, 2007
Revenues	$4,647	$1,559	$-		$6,206
Cost of sales, excluding depreciation	(1,593)	(1,102)	-		(2,695)
Depreciation	(32)	(507)	-		(539)
General and administrative expenses	(1,721)	(280)	-		(2,001)
Operating income (loss)	$1,301	$(330)	$-		$971
Provision for income taxes	$-	$-	$(429)		$(429)
Capital expenditures	$9,176	$122	$-		$9,298
Total assets	$142,836	$56,224	$8,557	[b]	$207,617

Three Months Ended March 31, 2006
Revenues	$11,303	$387	$-		$11,690
Cost of sales, excluding depreciation	(7,547)	(324)	-		(7,871)
Depreciation	(33)	(153)	-		(186)
General and administrative expense	(1,609)	(130)	-		(1,739)
Operating income (loss)	$2,114	$(220)	$-		$1,894
Income from discontinued operations	$-	$8,187 [c]	$-		$8,187
Benefit from income taxes	$-	$-	$8,260		$8,260
Capital expenditures	$6,039	$96	$-		$6,135
Total assets	$154,537	$14,612	$8,305	[b]	$177,454

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Includes deferred tax assets resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance which was recorded as a benefit from income taxes (see Note 7).
c.	Includes a $7.8 million gain, net of taxes of $1.9 million, on the sale of 7000 West.

7.	INCOME TAXES
Stratus’ deferred tax assets at December 31, 2005 totaled $19.5 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In March 2006, Stratus sold 7000 West (see Note 5) and in April 2006, Stratus completed the sale of 58 acres at Lantana. These transactions generated pre-tax income of approximately $26 million and, along with Stratus’ current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that Stratus will more likely than not be able to realize all of its deferred tax assets. As a result, first-quarter 2006 income from continuing operations included an $8.3 million, $1.14 per basic share and $1.07 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance. Stratus’ first-quarter 2007 provision for income taxes totaled $0.4 million, $0.06 per share.

Effective January 1, 2007, Stratus adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 had no material effect on Stratus’ financial statements.

Stratus files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years prior to 2003. Recently, the Texas Comptroller of Public Accounts (the Comptroller) notified Stratus of their plan to conduct a routine audit of Stratus’ Texas Franchise Tax account. Stratus anticipates that the Comptroller will complete this examination by the end of 2007. Stratus does not anticipate that adjustments resulting from this examination, if any, would result in a material change to its financial position or results of operations.

Stratus will recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.

8.	NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. In many of its pronouncements, the FASB has previously concluded that fair value information is relevant to the users of financial statements and has required (or permitted) fair value as a measurement objective. However, prior to the issuance of this statement, there was limited guidance for applying the fair value measurement objective in GAAP. This statement does not require any new fair value measurements in GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. Stratus is still reviewing the provisions of SFAS No. 157 and has not determined the impact of adoption.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. Stratus has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of March 31, 2007, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph for the Company’s change in accounting for stock-based compensation. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
May 10, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2006 Annual Report on Form 10-K (2006 Form 10-K). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements, unless otherwise stated.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. As of March 31, 2007, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 34 developed residential estate lots located within the Barton Creek community. We also own approximately 350 acres of undeveloped commercial property and approximately 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community currently include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At March 31, 2007, Meridian consisted of approximately 282 acres and 60 developed residential lots. Our remaining Austin holdings at March 31, 2007, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings at 7500 Rialto Boulevard (one of which was approximately 96 percent leased and the other was approximately 50 percent leased) located in Lantana.

At March 31, 2007, our Deerfield property, which is located in Plano, Texas, consists of approximately eight acres of residential land, which is being developed, and 49 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development. With Trammell Crow, we have commenced brown field remediation and permitting of the property.

In December 2006, we acquired a city block in downtown Austin for $15.1 million. The project, known as Block 21, is planned for a mixture of retail, hotel, residential, and entertainment uses on approximately two acres as more fully discussed in “Development and Other Activities.”

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

Over the past several years, we have successfully worked cooperatively with the City of Austin (the City) to obtain approvals that allow the development of our properties to proceed in a timely manner while protecting the environment. We believe the desirable location and overall quality of our properties, in combination with the land use and development entitlements we have obtained, will command a premium over the value of other Austin-area properties.

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties. In addition, we continue to pursue additional development opportunities, and believe we can obtain bank financing for developing our properties at a reasonable cost. See “Risk Factors” located in Item 1A. of our 2006 Form 10-K.

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

DEVELOPMENT AND OTHER ACTIVITIES

Block 21. In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of retail, hotel, residential and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. In addition, we have agreements for the new studio for KLRU’s “Austin City Limits” program and for the Austin Children’s Museum. On May 8, 2007, Stratus announced its partnership with Canyon-Johnson, a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City and expect construction to begin in the third quarter of 2007.

Lantana. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of March 31, 2007. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto Boulevard in response to increased demand for office space within Lantana. As of March 31, 2007, we had leased approximately 50 percent of the space at the second office building and approximately 96 percent of the original office building. We sold our two 7000 West office buildings in March 2006 (see Note 5).

Barton Creek Community. Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including: Versant Place - 54 lots, Wimberly Lane Phase II - 47 lots and Calera - 155 lots. At March 31, 2007, our remaining unsold developed lots within the Barton Creek Community included: Calera Drive - 10 lots, Wimberly Lane Phase II - 11 lots, Calera Court - 8 lots and Mirador - 5 lots. Development of the remaining Barton Creek property is expected to occur over several years.

In 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. The homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots. The deposit was used to pay ongoing development costs of the lots. The deposit will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The lots are being sold on a scheduled takedown basis, with the initial six lots sold in December 2004 following completion of subdivision utilities, and then an average of three lots per quarter beginning in June 2005. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing in December 2004.

During 2004, we began construction of courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 16 homesites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of March 31, 2007, only 10 lots remained unsold at Calera Drive. Development of the final phase, known as Verano Drive, will include 71 single-family lots. Construction of the final phase of Calera was initiated in the first quarter of 2007 and is scheduled for completion in September 2007.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and

830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. In January 2005, the first phase of construction commenced. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase commenced in the third quarter of 2005 and was substantially completed in March 2006. Development of the 108-lot third phase of Meridian has commenced and is expected to be completed by September 2007. The 118-lot fourth phase will commence by the end of 2007 and completion is expected in 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion is expected during the third quarter of 2007. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence by the end of 2007.

We estimate our sales from the first two phases of Meridian will total at least 26 lots for $1.8 million during the second quarter of 2007.

The grand opening of Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store at the Circle C community, was in May 2006. As of March 31, 2007, we had leases for approximately 156,100 square feet or 93 percent of the space at Escarpment Village.

Deerfield. In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. We executed agreements with a national homebuilder, whereby the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect 15 lot sales for $1.0 million to be completed during the second quarter of 2007.

Crestview Station. In November 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With Trammell Crow, we have commenced brown field remediation and permitting of the property, known as Crestview Station, which is located on the commuter rail line approved by City of Austin voters. Crestview Station is planned for single-family, multi-family and retail development, with closings on the single-family and multi-family components and portions of the retail component expected to occur in 2007, subject to completion of the remediation process. At March 31, 2007, our investment in the Crestview Station project totaled $3.8 million and the joint venture partnership had $7.6 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

Our joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the property in preparation for permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to maintain an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	First Quarter
	2007	2006
Revenues:
Real estate operations	$4,647	$11,303
Commercial leasing	1,559	387
Total revenues	$6,206	$11,690

Operating income	$971	$1,894

(Provision for) benefit from income taxes	$(429)	$8,260

Income from continuing operations	$738	$9,989
Income from discontinued operations	-	8,187
Net income	$738	$18,176

Our deferred tax assets at December 31, 2005 totaled $19.5 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In March 2006, we sold 7000 West (see Note 5) and in April 2006, we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of approximately $26 million and, along with our current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that we will more likely than not be able to realize all of our deferred tax assets. As a result, first-quarter 2006 income from continuing operations included an $8.3 million, $1.14 per basic share and $1.07 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 6). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	First Quarter
	2007	2006
Revenues:
Developed property sales	$3,343	$9,538
Undeveloped property sales	1,083	1,500
Commissions, management fees and other	221	265
Total revenues	4,647	11,303

Cost of sales, including depreciation	(1,625)	(7,580)
General and administrative expenses	(1,721)	(1,609)

Operating income	$1,301	$2,114

Developed Property Sales. Property sales for the first quarters of 2007 and 2006 included the following (revenues in thousands):

	First Quarter
	2007		2006
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	-	$ -	6	$2,902
Calera Court Courtyard Homes	-	-	4	2,312
Mirador Estate	-	-	2	1,065
Wimberly Lane Phase II
Standard Homebuilder Estate	3	523	2	301

Circle C
Meridian	28	1,816	39	2,287

Deerfield	15	1,004	10	671
Total Residential	46	$3,343	63	$9,538

Undeveloped Property Sales. We sold a five-acre tract at Circle C for $1.1 million during the first quarter of 2007 and a 7.5-acre tract in the Barton Creek community for $1.5 million during the first quarter of 2006.

Commissions, Management Fees and Other. Commissions, management fees and other revenues totaled $0.2 million in the first quarter of 2007, compared to $0.3 million in the first quarter of 2006, and included sales of our development fee credits to third parties totaling $0.1 million in the 2007 quarter and $0.2 million in the 2006 quarter. We received these development fee credits as part of the Circle C settlement (see Note 8 of our 2006 Form 10-K).

Cost of Sales and General and Administrative Expenses. Cost of sales totaled $1.6 million, including a reduction of $1.6 million for Barton Creek Municipal Utility District (MUD) reimbursements, in the first quarter of 2007 and $7.6 million in the first quarter of 2006. Cost of sales for the 2007 quarter also decreased compared to the 2006 quarter because of a decrease in developed property sales in the 2007 quarter. General and administrative expenses increased to $1.7 million in the first quarter of 2007 from $1.6 million in the first quarter of 2006 primarily because of higher compensation costs.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at Escarpment Village and the two office buildings at 7500 Rialto Boulevard. The results for 7000 West which was sold in March 2006 are classified as discontinued operations for the 2006 quarter (see below). Summary commercial leasing operating results follow (in thousands):

	First Quarter
	2007	2006
Rental income	$1,559	$387
Rental property costs	(1,102)	(324)
Depreciation	(507)	(153)
General and administrative expenses	(280)	(130)
Operating loss	$(330)	$(220)

In January 2006, we began earning rental income (less than $0.1 million for the first quarter of 2006) from Escarpment Village. The grand opening of the Escarpment Village shopping center occurred on May 12, 2006. Rental income for Escarpment totaled $0.9 million for the first quarter of 2007. Rental income for 7500 Rialto Boulevard increased to $0.6 million in the first quarter of 2007 reflecting the opening of the second office building in September 2006, compared with $0.3 million in the 2006 quarter.

Other Financial Results
General and administrative expenses increased to $2.0 million in the first quarter of 2007 from $1.7 million in the first quarter of 2006, primarily because of higher compensation costs.

Non-Operating Results
Interest income totaled $0.5 million in the first quarter of 2007, compared with less than $0.1 million in the first quarter of 2006, primarily reflecting interest on MUD reimbursements totaling approximately $0.5 million in the 2007 quarter.

DISCONTINUED OPERATIONS - 7000 WEST

On March 27, 2006, our wholly owned subsidiary, Stratus 7000 West Joint Venture (7000 West JV), sold its two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a $9.8 million ($7.8 million net of taxes or $1.08 per basic share and $1.02 per diluted share) gain in the first quarter of 2006. CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment.

Our discontinued operations generated net income of $8.2 million, including a $7.8 million gain net of taxes on the sale, in the first quarter of 2006. We earned rental income of $1.1 million in the first quarter of 2006 from the two fully leased office buildings at 7000 West.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of First-Quarter 2007 and 2006 Cash Flows
Operating activities provided cash of $1.3 million during the first quarter of 2007 and $5.7 million during the first quarter of 2006, including cash provided by discontinued operations totaling $0.4 million during the first quarter of 2006. Compared to the 2006 quarter, operating cash flows in the first quarter of 2007 were reduced primarily because of the decrease in sales activities.

Cash used in investing activities totaled $7.3 million during the first quarter of 2007 and cash provided by investing activities totaled $3.9 million during the first quarter of 2006. We received $2.0 million of Barton Creek municipal utility district reimbursements in the first quarter of 2007. First-quarter 2006 included $10.0 million received from the sale of 7000 West (see “Discontinued Operations - 7000 West”). Other real estate expenditures for the first quarters of 2007 and 2006 included development costs for properties in the Barton Creek, Lantana and Circle C communities (see “Development and Other Activities”).

Financing activities provided cash of $5.4 million during the first quarter of 2007, compared to $2.4 million of cash used in financing activities during the first quarter of 2006. Our financing activities in the first quarter of 2007 include $5.3 million of net borrowings on our revolving line of credit and $0.1 million of mortgage payments on our TIAA loan. In the first quarter of 2007, we also used $0.2 million to repurchase shares of our common stock on the open market (see below). During the first quarter of 2006, our financing activities included $2.0 million of net repayments on our revolving line of credit and $0.9 million of net repayments on our project construction loans, including net repayments of $0.9 million from the Deerfield loan and $0.9 million from the Meridian project loan partly offset by $1.0 million of borrowings on the Escarpment Village loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at March 31, 2007.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first quarter of 2007, we purchased 4,400 shares for $0.2 million, a $34.85 per share average. A total of 465,410 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $5.7 million is available at March 31, 2007. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At March 31, 2007, we had total debt of $55.9 million, including $0.3 million of current debt, compared to total debt of $50.7 million, including $0.3 million of current debt, at December 31, 2006. Our debt outstanding at March 31, 2007 consisted of the following:

•
$8.3 million of net borrowings under the $45.0 million Comerica revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2008.

•	$25.0 million of borrowings outstanding under four unsecured term loans, including two $5.0 million loans, an $8.0 million loan and a $7.0 million loan, all of which will mature in December 2011.

•	$22.6 million related to the mortgage from the Teachers Insurance and Annuity Association of America (TIAA) associated with the Escarpment Village shopping center, which matures in July 2016.

For a further discussion of our debt see Note 4 of our 2006 Form 10-K.

STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or (SFAS No. 123R), using the modified prospective transition method. For more information regarding our accounting for stock-based awards see Note 1 of our 2006 Form 10-K.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized $0.1 million of stock-based compensation costs to fixed assets in the first quarter of 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Cost of sales	$203	$133
General and administrative expenses	324	314
Total stock-based compensation cost	$527	$447

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operation and Disclosures about Market Risks contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in our 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2006. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 1A. Risk Factors.
There have been no material changes to our risk factors since the year ended December 31, 2006. For more information, please read Item 1A included in our Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended March 31, 2007.

					Current Program[a]
Period	Total Shares Purchased		Average Price Paid Per Share		Shares Purchased	Shares Available for Purchase

January 1 to 31, 2007	-		$-		-	469,810

February 1 to 28, 2007	-		-		-	469,810

March 1 to 31, 2007	11,347	[b]	33.56	[b]	4,400	465,410

Total	11,347		$33.56		4,400

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At March 31, 2007, $5.7 million remains under the Comerica agreement for purchases of common stock.

b.
Includes 6,947 shares repurchased (at $32.75 per share) under Stratus’ applicable stock incentive plans (Plans). Stratus repurchased previously issued shares to satisfy exercise prices on option awards under the Plans.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 8, 2007 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Director:
William H. Armstrong III	6,615,207	774,792

There were no abstentions with respect to the election of directors. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Bruce G. Garrison, James C. Leslie and Michael D. Madden.

				Broker
	For	Against	Abstentions	Non-Votes
2. Ratification of
PricewaterhouseCoopers
LLP as independent
auditor	7,362,992	23,961	3,026	-
3. Stockholder proposal
regarding declassification
of the board of directors	1,668,656	980,921	59,822	4,680,600

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

Date: May 10, 2007

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2001 (Stratus’ 2001 Form 10-K).

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

10.4
Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2000.

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

10.8
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2003 (Stratus’ 2003 Form 10-K).

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

10.17
Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2006 (Stratus’ 2006 Form 10-K).

10.18
Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006. Incorporated by reference to Exhibit 10.18 to Stratus’ 2006 Form 10-K.

10.19	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006. Incorporated by reference to Exhibit 10.19 to Stratus’ 2006 Form 10-K.

10.20	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006. Incorporated by reference to Exhibit 10.20 to Stratus’ 2006 Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.21 through 10.32)

10.21	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.22	Stratus Properties Inc. Stock Option Plan, as amended and restated.

10.23	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.

10.24	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.

10.25
Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.26	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.

10.27	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.

10.28	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.29	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.

10.30	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2005.

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