Form 10-Q
period 2007-06-30
STRATUS PROPERTIES INC
filed 2007-08-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

On June 30, 2007, there were issued and outstanding 7,568,416 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$114 and $116, respectively	$4,673	$1,916
Accounts receivable	880	749
Deposits, prepaid expenses and other	3,844	3,691
Deferred tax asset	1,233	1,144
Discontinued operations	196	233
Total current assets	10,826	7,733
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	121,320	116,865
Property held for sale – undeveloped	16,335	16,345
Property held for use, net	32,892	28,257
Investment in Crestview	3,800	3,800
Deferred tax asset	7,174	7,105
Other assets	4,242	4,094
Discontinued operations	19,447	19,751
Total assets	$216,036	$203,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,607	$5,421
Accrued interest, property taxes and other	4,972	5,789
Current portion of long-term debt	320	311
Discontinued operations	428	1,068
Total current liabilities	11,327	12,589
Long-term debt	62,202	50,364
Other liabilities	6,122	6,957
Discontinued operations	94	94
Total liabilities	79,745	70,004

Stockholders’ equity:
Preferred stock	-	-
Common stock	81	81
Capital in excess of par value of common stock	190,740	188,873
Accumulated deficit	(41,677)	(42,655)
Common stock held in treasury	(12,853)	(12,353)
Total stockholders’ equity	136,291	133,946
Total liabilities and stockholders' equity	$216,036	$203,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Real estate	$5,317	$31,714	$9,743	$42,752
Rental income	885	522	1,812	569
Commissions, management fees and other	760	285	981	550
Total revenues	6,962	32,521	12,536	43,871
Cost of sales:
Real estate, net	3,406	11,684	4,989	19,231
Rental	856	299	1,519	425
Depreciation	323	251	623	290
Total cost of sales	4,585	12,234	7,131	19,946
General and administrative expenses	1,846	1,883	3,847	3,622
Total costs and expenses	6,431	14,117	10,978	23,568
Operating income	531	18,404	1,558	20,303
Interest expense, net	(329)	(240)	(659)	(300)
Interest income	56	188	585	202
Income from continuing operations before
income taxes	258	18,352	1,484	20,205
(Provision for) benefit from income taxes	(65)	33	(515)	8,293
Income from continuing operations	193	18,385	969	28,498
Income (loss) from discontinued operations
(including a gain on 7000 West sale of $7,348
in the 2006 six-month period, net of taxes of
$486 in the second quarter of 2006 and
$2,414 in the 2006 six-month period)	48	(610)	10	7,453
Net income	$241	$17,775	$979	$35,951

Basic net income (loss) per share of common stock:
Continuing operations	$0.03	$2.51	$0.13	$3.92
Discontinued operations	-	(0.08)	-	1.02
Basic net income per share of common stock	$0.03	$2.43	$0.13	$4.94

Diluted net income (loss) per share of common stock:
Continuing operations	$0.03	$2.40	$0.13	$3.71
Discontinued operations	-	(0.08)	-	0.97
Diluted net income per share of common stock	$0.03	$2.32	$0.13	$4.68

Average shares of common stock outstanding:
Basic	7,568	7,306	7,559	7,274
Diluted	7,690	7,660	7,680	7,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities:
Net income	$979	$35,951
Adjustments to reconcile net income to net cash provided by
operating activities:
Income from discontinued operations	(10)	(7,453)
Depreciation	623	290
Cost of real estate sold	5,358	20,700
Deferred income taxes	(158)	(8,293)
Stock-based compensation	759	679
Deposits	(358)	(2,753)
Other	(894)	(1,328)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(332)	255
Accounts payable, accrued liabilities and other	(314)	(2,980)
Net cash provided by continuing operations	5,653	35,068
Net cash (used in) provided by discontinued operations	(304)	1,850
Net cash provided by operating activities	5,349	36,918

Cash flow from investing activities:
Purchases and development of real estate properties	(17,143)	(12,375)
Development of commercial leasing properties and other expenditures	(334)	(6,134)
Municipal utility district reimbursements	2,557	1,328
Net cash used in continuing operations	(14,920)	(17,181)
Net cash provided by discontinued operations	-	3,988
Net cash used in investing activities	(14,920)	(13,193)

Cash flow from financing activities:
Borrowings from revolving credit facility	15,450	15,000
Payments on revolving credit facility	(18,450)	(27,997)
(Payments on) borrowings from TIAA mortgage	(154)	22,800
Borrowings from unsecured term loans	15,000	-
Borrowings from project loans	-	2,236
Repayments on project loans	-	(20,402)
Net (payments for) proceeds from exercised stock options	(35)	752
Excess tax benefit from exercised stock options	655	-
Purchases of Stratus common shares	(153)	(505)
Bank credit facility fees	-	(421)
Net cash provided by (used in) continuing operations	12,313	(8,537)
Net cash used in discontinued operations	-	(6,461)
Net cash provided by (used in) financing activities	12,313	(14,998)
Net increase in cash and cash equivalents	2,742	8,727
Cash and cash equivalents at beginning of year	1,955	1,901
Cash and cash equivalents at end of period	4,697	10,628
Less cash at discontinued operations	(24)	(4)
Less cash restricted as to use	(114)	(2,797)
Unrestricted cash and cash equivalents at end of period	$4,559	$7,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2006 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at June 30, 2007, and the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the income from continuing operations, income (loss) from discontinued operations and net income by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from continuing operations	$193	$18,385	$969	$28,498
Income (loss) from discontinued operations	48	(610)	10	7,453
Net income	$241	$17,775	$979	$35,951

Weighted average common shares outstanding	7,568	7,306	7,559	7,274
Add: Dilutive stock options	97	314	100	360
Restricted stock	25	40	21	45
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,690	7,660	7,680	7,679

Diluted net income (loss) per share of common stock:
Continuing operations	$0.03	$2.40	$0.13	$3.71
Discontinued operations	-	(0.08)	-	0.97
Diluted net income per share of common stock	$0.03	$2.32	$0.13	$4.68

3.	DEBT OUTSTANDING
At June 30, 2007, Stratus had total debt of $62.5 million, including $0.3 million of current debt, compared to total debt of $50.7 million, including $0.3 million of current debt, at December 31, 2006. Stratus’ debt outstanding at June 30, 2007 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$22.5 million related to the mortgage from the Teachers Insurance and Annuity Association of America (TIAA) associated with the Escarpment Village shopping center, which matures in July 2016.

On June 1, 2007, Stratus entered into three separate loan agreements with First American Asset Management (FAAM). Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under Stratus’ revolving credit facility with Comerica Bank, and the remainder will be used for operations, capital expenditures and other development costs, including the Block 21 Project. The loan agreements will mature in December 2011. The loan agreements contain customary financial covenants and other restrictions. Except in certain events related to a change in control of Stratus, the loans may not be prepaid prior to December 31, 2007. Beginning on January 1, 2008, the loans may be prepaid subject to certain reinvestment charges as further described in the related promissory notes. The annual interest rate under the loan agreements is 6.915 percent. Repayments under the loan agreements can be accelerated upon the occurrence of certain customary events of default. Stratus’ obligations under the loan agreements are unsecured.

For a further discussion of Stratus’ debt see Note 4 of the Stratus 2006 Form 10-K.

4.	RESTRICTED CASH, INTEREST COST AND STOCK-BASED COMPENSATION
Restricted Cash.  Restricted cash totaled $0.1 million at June 30, 2007 and December 31, 2006, primarily representing funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2006 Form 10-K).

Interest Cost.  Interest expense excludes capitalized interest of $0.7 million in the second quarter of 2007, $0.5 million in the second quarter of 2006, $1.3 million in the first six months of 2007 and $1.4 million in the first six months of 2006.

Stock-Based Compensation.  Stock-based compensation costs are capitalized as appropriate. Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options awarded to employees (including directors)	$118	$137	$235	$282
Stock options awarded to nonemployees	-	1	-	2
Restricted stock units	157	149	665	570
Less capitalized amounts	(43)	(56)	(141)	(175)
Impact on net income	$232	$231	$759	$679

Stock options representing 40,625 shares at a weighted average option price of $7.66 per share were exercised in the first six months of 2007. The tax benefit realized for the tax deductions from stock option exercises totaled $0.7 million for the six months ended June 30, 2007 and $0.6 million for the six months ended June 30, 2006. Upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes. Shares tendered to Stratus for these purposes totaled approximately 32,500 shares for the six months ended June 30, 2007. Stratus paid $0.1 million of employee taxes for stock options in the six months ended June 30, 2007. Stratus granted 38,000 restricted stock units in the six months ended June 30, 2007, at a grant date fair value of $1.3 million. For more information regarding Stratus’ stock-based awards see Notes 1 and 6 of the Stratus 2006 Form 10-K.

5.	DISCONTINUED OPERATIONS

Income (loss) from discontinued operations reported in the condensed consolidated statements of income included the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income (loss) from discontinued operations:
7500 Rialto Boulevard	$48	$(124)	$10	$(248)
7000 West	-	(486)	-	7,701
Total	$48	$(610)	$10	$7,453

7500 Rialto Boulevard. In the second quarter of 2007, Stratus committed to a plan to sell its two 75,000-square-foot office buildings at 7500 Rialto Boulevard. The results of operations, assets and liabilities of 7500 Rialto Boulevard, which have been reclassified to discontinued operations in the accompanying condensed consolidated financial statements, previously represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7500 Rialto Boulevard’s results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental income	$693	$354	$1,325	$694
Rental property costs	(459)	(279)	(908)	(477)
Depreciation	(147)	(148)	(386)	(295)
Interest expense[a]	(10)	(51)	(13)	(170)
Provision for income taxes	(29)	-	(8)	-
Income (loss) from discontinued operations	$48	$(124)	$10	$(248)

a.	Relates to interest expense from 7500 Rialto Boulevard project loan and does not include any additional allocations of interest.

The following summarizes 7500 Rialto Boulevard’s net assets at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$24	$39
Other current assets	172	194
Property held for sale, net of accumulated
depreciation of $2,542 and $2,156, respectively	18,065	18,445
Other long-term assets	1,382	1,306
Liabilities:
Other current liabilities	(428)	(1,068)
Other long-term liabilities	(94)	(94)
Net assets	$19,121	$18,822

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

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The results of operations, assets and liabilities of 7000 West previously were reflected as a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations for the three-month and six-month periods ended June 30, 2006 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Rental income	$-	$1,057
Rental property costs	-	(403)
General and administrative expenses	-	(48)
Interest expense[a]	-	(168)
Interest income	-	2
Gain on sale	-	9,762
Provision for income taxes	(486)[b]	(2,501)
(Loss) income from discontinued operations	$(486)	$7,701

a.	Relates to interest expense from 7000 West project loan and does not include any additional allocations of interest.
b.	Reflects the allocation of Stratus’ second-quarter 2006 tax provision to discontinued operations in accordance with income tax accounting rules.

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2006 Form 10-K.

6.	BUSINESS SEGMENTS
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

The Commercial Leasing segment includes the Escarpment Village project and the two office buildings at 7500 Rialto Boulevard. Rental income from Escarpment Village totaled $0.9 million in the second quarter of 2007 and $1.8 million in the first six months of 2007, and $0.5 million in each of the 2006 periods. In the second quarter of 2007, Stratus committed to a plan to sell its office buildings at 7500 Rialto Boulevard and their operating results are reported as discontinued operations for the periods in the table shown below (see Note 5). Stratus sold the two 70,000-square-foot office buildings at 7000 West in March 2006 and their operating results are reported as discontinued operations for the 2006 periods (see Note 5).

Stratus’ lease agreement with the anchor tenant of Escarpment Village and its contract with Trammell Crow Central Texas, Ltd. (Trammell Crow), the firm managing Escarpment Village, contain provisions requiring Stratus to share the net profits from a sale of the project. The anchor tenant and Trammell Crow are each entitled to 10 percent of any net profit from a sale of Escarpment Village after Stratus receives a 12 percent return on its investment. Stratus paid the anchor tenant its net profits interest in December 2006 based upon a hypothetical sale at fair market value. Stratus is required to pay Trammell Crow its net profits interest upon a sale of the project, but no later than May 2008. If the project is not sold prior to the deadline, then the net profits calculation will be made based upon a hypothetical sale at fair market value. As of June 30, 2007, Stratus estimates the net profit payment due Trammell Crow will total $0.7 million. The amount of the payment to the anchor tenant ($0.7 million) and the estimated payment to Trammell Crow are recorded in other assets and are being amortized over the anchor tenant’s lease term (20 years) as a reduction of rental income. The actual payment may vary from this amount and will be based on the actual sale price of Escarpment Village or the estimated fair value of Escarpment Village, as applicable (see Note 9).

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended June 30, 2007
Revenues	$6,077	$885	$-		$6,962
Cost of sales, excluding depreciation	(3,406)	(856)	-		(4,262)
Depreciation	(38)	(285)	-		(323)
General and administrative expenses	(1,587)	(259)	-		(1,846)
Operating income (loss)	$1,046	$(515)	$-		$531
Income from discontinued operations	$-	$48	$-		$48
Provision for income taxes	$(65)	$-	$-		$(65)
Capital expenditures	$7,967	$212	$-		$8,179
Total assets	$145,473	$61,768 [b]	$8,795	[c]	$216,036

Three Months Ended June 30, 2006
Revenues	$31,999	$522	$-		$32,521
Cost of sales, excluding depreciation	(11,684)	(299)	-		(11,983)
Depreciation	(34)	(217)	-		(251)
General and administrative expense	(1,694)	(189)	-		(1,883)
Operating income (loss)	$18,587	$(183)	$-		$18,404
Loss from discontinued operations	$-	$(610)	$-		$(610)
Benefit from income taxes	$33	$-	$-		$33
Capital expenditures	$12,370	$6,038	$-		$18,408
Total assets	$126,117	$52,882 [b]	$8,150	[c]	$187,149

	Real Estate Operations[a]	Commercial Leasing	Other	Total
	(In Thousands)
Six Months Ended June 30, 2007
Revenues	$10,724	$1,812	$-	$12,536
Cost of sales, excluding depreciation	(4,989)	(1,519)	-	(6,508)
Depreciation	(70)	(553)	-	(623)
General and administrative expenses	(3,308)	(539)	-	(3,847)
Operating income (loss)	$2,357	$(799)	$-	$1,558
Income from discontinued operations	$-	$10	$-	$10
Provision for income taxes	$(515)	$-	$-	$(515)
Capital expenditures	$17,143	$334	$-	$17,477

Six Months Ended June 30, 2006
Revenues	$43,302	$569	$-	$43,871
Cost of sales, excluding depreciation	(19,231)	(425)	-	(19,656)
Depreciation	(67)	(223)	-	(290)
General and administrative expense	(3,303)	(319)	-	(3,622)
Operating income (loss)	$20,701	$(398)	$-	$20,303
Income from discontinued operations	$-	$7,453 [d]	$-	$7,453
Benefit from income taxes	$8,293	$-	$-	$8,293
Capital expenditures	$18,409	$6,134	$-	$24,543

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.
Includes assets from the discontinued operations of 7500 Rialto Boulevard, which Stratus currently has plans to sell, totaling $19.6 million, net of accumulated depreciation of $2.5 million, at June 30, 2007, and $16.4 million, net of accumulated depreciation of $1.7 million, at June 30, 2006 (see Note 5).

c.	Includes deferred tax assets resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance which was recorded as a benefit from income taxes (see Note 7).
d.	Includes a $7.3 million gain, net of taxes of $2.4 million, on the sale of 7000 West.

7.	INCOME TAXES
Stratus’ deferred tax assets at December 31, 2005 totaled $19.5 million. At the time, Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus' deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In March 2006, Stratus sold 7000 West (see Note 5) and in April 2006, Stratus completed the sale of 58 acres at Lantana. These transactions generated pre-tax income of approximately $26 million and, along with Stratus’ current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that Stratus will more likely than not be able to realize all of its deferred tax assets. As a result, income from continuing operations for the first six months of 2006 included an $8.3 million, $1.14 per basic share and $1.08 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance. Stratus’ provision for income taxes for the six months ended June 30, 2007 totaled $0.5 million, $0.07 per share.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. Stratus has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

9.	SUBSEQUENT EVENT
In July 2007, through an unsolicited offer, Christopher Investment Company, Inc. initiated discussions with Stratus regarding a potential sale of Escarpment Village. Escarpment Village is a component of Stratus’ commercial leasing segment. Effective July 19, 2007, Stratus’ wholly owned subsidiary, Escarpment Village, L.P., entered into a Purchase and Sale Agreement (the Agreement) with Christopher Investment Company, Inc. (the Purchaser), under which Stratus agreed to sell Escarpment Village for approximately $46.6 million. The Purchaser has deposited $500,000 in an escrow account, which will be credited to the purchase price payable at closing. Both parties have agreed to a review period during which the Purchaser has the right to inspect the property and conduct due diligence and may elect to terminate the Agreement. The Agreement contains customary covenants, representations and warranties. Subject to customary closing conditions, including the Purchaser’s assumption of Stratus’ $22.8 million loan from TIAA, the sale is expected to close by the fourth quarter of 2007. The $500,000 escrow deposit is refundable during the review period and in the event TIAA fails to approve the Purchaser’s assumption of the TIAA loan. The sale of this property is subject to the Agreement; and except for the activities related to the Agreement, Stratus is not marketing the sale of Escarpment Village.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of June 30, 2007 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph for the Company’s change in accounting for stock-based compensation. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
August 8, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2006 Annual Report on Form 10-K (2006 Form 10-K). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Condensed Consolidated Financial Statements, unless otherwise stated.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. As of June 30, 2007, our most significant holding is the 1,728 acres of residential, multi-family and commercial property and 27 developed residential estate lots located within the Barton Creek community. We also own approximately 350 acres of undeveloped commercial property and approximately 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community currently include Meridian, which is an 800-lot residential development, and Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store. At June 30, 2007, Meridian consisted of approximately 282 acres and 40 developed residential lots. Our remaining Austin holdings at June 30, 2007, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings at 7500 Rialto Boulevard located in Lantana. In the second quarter of 2007, we committed to a plan to sell the office buildings at 7500 Rialto Boulevard and we have reported its assets, liabilities and results of operations as discontinued operations.

At June 30, 2007, our Deerfield property, which is located in Plano, Texas, consists of approximately eight acres of residential land, which is being developed, and 34 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

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

As previously announced, we were exploring strategic alternatives for enhancing shareholder value, including a possible sale of the company. We retained JPMorgan as our financial advisor to assist in this process. We have terminated the process of exploring the possible sale of the company but expect to continue to review various alternatives to enhance shareholder value.

DEVELOPMENT AND OTHER ACTIVITIES

Block 21.  In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of retail, hotel, residential and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. In addition, we have agreements for the new studio for KLRU’s “Austin City Limits” program and for the Austin Children’s Museum. On May 8, 2007, Stratus announced its partnership with Canyon-Johnson Urban Fund II, L.P., a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City and expect construction to begin by the fourth quarter of 2007.

Lantana.  Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of June 30, 2007. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto Boulevard in response to increased demand for office space within Lantana. As of June 30, 2007, we had leased approximately 50 percent of the space at the second office building and approximately 96 percent of the original office building. In the second quarter of 2007, we committed to a plan to sell the office buildings at 7500 Rialto Boulevard and we have reported its assets, liabilities and results of operations as discontinued operations. We sold our two 7000 West office buildings in March 2006 (see Note 5).

Barton Creek Community.  Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including:  Versant Place – 54 lots, Wimberly Lane Phase II – 47 lots and Calera – 155 lots. At June 30, 2007, our remaining unsold developed lots within the Barton Creek Community included:  Calera Drive – 8 lots, Wimberly Lane Phase II – 8 lots, Calera Court – 8 lots and Mirador – 3 lots. Development of the remaining Barton Creek property is expected to occur over several years.

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

During 2004, we began construction of courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 16 homesites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of June 30, 2007, only 8 lots remained unsold at Calera Drive. Development of the final phase, known as Verano Drive, will include 71 single-family lots. Construction of the final phase of Calera began in the first quarter of 2007 and is scheduled for completion in December 2007.

Circle C Community. We have commenced development activities at the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. In January 2005, the first phase of construction commenced. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase commenced in the third quarter of 2005 and was substantially completed in March 2006. Development of the 108-lot third phase of Meridian has commenced and is expected to be completed by September 2007. The 118-lot fourth phase will commence by the end of 2007 and completion is expected in 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion is expected in November 2007. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2008.

We estimate our sales from the first two phases of Meridian will total at least 26 lots for $1.8 million during the third quarter of 2007.

The grand opening of Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store at the Circle C community, was in May 2006. As of June 30, 2007, we had leases for approximately 151,600 square feet or 90 percent of the space at Escarpment Village. In July 2007, through an unsolicited offer, Christopher Investment Company, Inc. initiated discussions with us regarding a potential sale of Escarpment Village. Escarpment Village is a component of our commercial leasing segment. Effective July 19, 2007, our wholly owned subsidiary, Escarpment Village, L.P., entered into a Purchase and Sale Agreement (the Agreement) with Christopher Investment Company, Inc. (the Purchaser), under which we have agreed to sell Escarpment Village for approximately $46.6 million. The Purchaser has deposited $500,000 in an escrow account, which will be credited to the purchase price payable at closing. Both parties have agreed to a review period during which the Purchaser has the right to inspect the property and conduct due diligence and may elect to terminate the Agreement. The Agreement contains customary covenants, representations and warranties. Subject to customary closing conditions, including the Purchaser’s assumption of our $22.8 million loan from Teachers Insurance and Annuity Association of America (TIAA), the sale is scheduled to close by the fourth quarter of 2007. The $500,000 escrow deposit is refundable during the review period and in the event TIAA fails to approve the Purchaser’s assumption of the TIAA loan. The sale of this property is subject to the Agreement; and except for activities related to the Agreement, we are not marketing the sale of Escarpment Village.

Deerfield.  In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. We executed agreements with a national homebuilder, whereby the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect 15 lot sales for $1.0 million to be completed during the third quarter of 2007.

Crestview Station.  In November 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With Trammell Crow, we have commenced brown field remediation and permitting of the property, known as Crestview Station, which is located on the commuter rail line approved by City of Austin voters. Crestview Station is planned for single-family, multi-family and retail development, with closings on the single-family and multi-family components and portions of the retail component expected to occur in 2007, subject to completion of the remediation process. At June 30, 2007, our investment in the Crestview Station project totaled $3.8 million and the joint venture partnership had $7.6 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

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

Summary operating results follow (in thousands):

	Second Quarter		Six Months
	2007	2006	2007	2006
Revenues:
Real estate operations	$6,077	$31,999	$10,724	$43,302
Commercial leasing	885	522	1,812	569
Total revenues	$6,962	$32,521	$12,536	$43,871

Operating income	$531	$18,404	$1,558	$20,303

(Provision for) benefit from income taxes	$(65)	$33	$(515)	$8,293

Income from continuing operations	$193	$18,385	$969	$28,498
Income (loss) from discontinued operations	48	(610)	10	7,453
Net income	$241	$17,775	$979	$35,951

Our deferred tax assets at December 31, 2005 totaled $19.5 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In March 2006, we sold 7000 West (see Note 5) and in April 2006, we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of approximately $26 million and, along with our current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that we will more likely than not be able to realize all of our deferred tax assets. As a result, income from continuing operations for the first six months of 2006 included an $8.3 million, $1.14 per basic share and $1.08 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 6). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Second Quarter		Six Months
	2007	2006	2007	2006
Revenues:
Developed property sales	$5,317	$10,969	$8,660	$20,507
Undeveloped property sales	-	20,745	1,083	22,245
Commissions, management fees and other	760	285	981	550
Total revenues	6,077	31,999	10,724	43,302

Cost of sales, including depreciation	(3,444)	(11,718)	(5,059)	(19,298)
General and administrative expenses	(1,587)	(1,694)	(3,308)	(3,303)

Operating income	$1,046	$18,587	$2,357	$20,701

Developed Property Sales.  Property sales for the second-quarter and six-month periods of 2007 and 2006 included the following (revenues in thousands):

	Second Quarter
	2007		2006
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	2	$809	12	$4,952
Mirador Estate	2	1,559	3	1,688
Wimberly Lane Phase II
Standard Homebuilder Estate	3	522	3	482

Circle C
Meridian	20	1,423	43	2,504

Deerfield	15	1,004	20	1,343
Total Residential	42	$5,317	81	$10,969

	Six Months
	2007		2006
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	2	$809	18	$7,854
Calera Court Courtyard Homes	-	-	4	2,312
Mirador Estate	2	1,559	5	2,753
Wimberly Lane Phase II
Standard Homebuilder Estate	6	1,045	5	783

Circle C
Meridian	48	3,239	82	4,791

Deerfield	30	2,008	30	2,014
Total Residential	88	$8,660	144	$20,507

Undeveloped Property Sales.  We sold a five-acre tract at Circle C for $1.1 million during the first quarter of 2007 and a 7.5-acre tract in the Barton Creek community for $1.5 million during the first quarter of 2006. In April 2006, we sold a 58-acre tract at Lantana for $21.2 million of which $0.5 million represented a reimbursement of certain costs and we recorded this amount as a reduction of cost of sales.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues increased in the 2007 periods compared to the 2006 periods primarily because of the increase in sales activity and related commissions received by our wholly owned subsidiary, Avalon Realty.

Cost of Sales.  Cost of sales for the first six months of 2007 included reductions totaling $1.7 million for Barton Creek Municipal Utility District (MUD) reimbursements. Cost of sales for the 2007 periods also decreased compared to the 2006 periods primarily because of a decrease in developed property sales in the 2007 periods.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at Escarpment Village. In the second quarter of 2007, we committed to a plan to sell the office buildings at 7500 Rialto Boulevard. The results for 7500 Rialto Boulevard are classified as discontinued operations for the 2007 and 2006 periods and the results for 7000 West which was sold in March 2006 are classified as discontinued operations for the 2006 periods (see below). Summary commercial leasing operating results follow (in thousands):

	Second Quarter		Six Months
	2007	2006	2007	2006
Rental income	$885	$522	$1,812	$569
Rental property costs	(856)	(299)	(1,519)	(425)
Depreciation	(285)	(217)	(553)	(223)
General and administrative expenses	(259)	(189)	(539)	(319)
Operating loss	$(515)	$(183)	$(799)	$(398)

In January 2006, we began earning rental income (less than $0.1 million for the first quarter of 2006) from Escarpment Village. The grand opening of the Escarpment Village shopping center occurred on May 12, 2006. Rental income for Escarpment totaled $0.9 million in the second quarter of 2007 and $1.8 million in the first six months of 2007, and $0.5 million in each of the 2006 periods.

Other Financial Results
General and administrative expenses increased to $3.8 million in the first six months of 2007 from $3.6 million in the first six months of 2006, primarily because of higher compensation costs.

Non-Operating Results
Interest income totaled $0.6 million in the first six months of 2007, compared with $0.2 million in the first six months of 2006, primarily reflecting interest on MUD reimbursements totaling approximately $0.5 million in the first quarter of 2007.

DISCONTINUED OPERATIONS

In the second quarter of 2007, we committed to a plan to sell the office buildings at 7500 Rialto Boulevard and we have reported its assets, liabilities and operations as discontinued operations

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto Boulevard in response to increased demand for office space within Lantana. As of June 30, 2007, we had leased approximately 50 percent of the space at the second office building and approximately 96 percent of the original office building. We earned rental income of $0.7 million in the second quarter of 2007, $0.4 million in the second quarter of 2006, $1.3 million in the first six months of 2007 and $0.7 million in the first six months of 2006.

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

We earned rental income of $1.1 million in the first six months of 2006 from the two fully leased office buildings at 7000 West.

Our discontinued operations generated net income (losses) of less than $0.1 million in the second quarter of 2007, $(0.6) million in the second quarter of 2006, $10,000 in the first six months of 2007 and $7.5 million, including a $7.3 million gain net of taxes on the 7000 West sale, in the first six months of 2006.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Six-Months 2007 and 2006 Cash Flows
Operating activities provided cash of $5.3 million during the first six months of 2007 and $36.9 million during the first six months of 2006, including cash used in discontinued operations totaling $0.3 million during the 2007 period and cash provided by discontinued operations totaling $1.9 million during the 2006 period. Compared to the 2006 period, operating cash flows in the first six months of 2007 were reduced primarily because of the decrease in sales activities.

Cash used in investing activities totaled $14.9 million during the first six months of 2007 and cash used in investing activities totaled $13.2 million during the first six months of 2006. We received Barton Creek municipal utility district reimbursements totaling $2.6 million in the first six months of 2007 and $1.3 million in the first six months of 2006. The 2006 six-month period included $10.0 million received from the sale of 7000 West (see “Discontinued Operations”) partly offset by $6.0 million of capital expenditures on the second building that was under construction at 7500 Rialto Boulevard. Other real estate expenditures for the six-month periods of 2007 and 2006 included development costs for properties in the Barton Creek and Circle C communities (see “Development and Other Activities”).

Financing activities provided cash of $12.3 million during the first six months of 2007, compared to $15.0 million of cash used in financing activities during the first six months of 2006. Our financing activities in the first six months of 2007 include $15.0 million of borrowings under our three new unsecured term loans, $3.0 million of net repayments on our revolving line of credit and $0.2 million of mortgage payments on our TIAA loan. In the first quarter of 2007, we also used $0.2 million to repurchase shares of our common stock on the open market (see below). During the first six months of 2006, our financing activities included $13.0 million of net repayments on our revolving line of credit, $22.8 million of borrowings under our TIAA loan and $18.2 million of net repayments on our project construction loans. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2007.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first quarter of 2007, we purchased 4,400 shares for $0.2 million, a $34.85 per share average. A total of 465,410 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $5.7 million is available at June 30, 2007. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At June 30, 2007, we had total debt of $62.5 million, including $0.3 million of current debt, compared to total debt of $50.7 million, including $0.3 million of current debt, at December 31, 2006. Our debt outstanding at June 30, 2007 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$22.5 million related to the mortgage from TIAA associated with the Escarpment Village shopping center, which matures in July 2016.

On June 1, 2007, we entered into three separate loan agreements with First American Asset Management (FAAM). Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under our revolving credit facility with Comerica Bank, and the remainder will be used for operations, capital expenditures and other development costs, including the Block 21 Project. The loan agreements will mature in December 2011.

The loan agreements contain customary financial covenants and other restrictions. Except in certain events related to a change in control, the loans may not be prepaid prior to December 31, 2007. Beginning on January 1, 2008, the loans may be prepaid subject to certain reinvestment charges as further described in the related promissory notes. The annual interest rate under the loan agreements is 6.915 percent. Repayments under the loan agreements can be accelerated upon the occurrence of certain customary events of default. Our obligations under the loan agreements are unsecured.

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

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized less than $0.1 million of stock-based compensation costs to fixed assets in the second quarter of 2007 and $0.1 million in the second quarter of 2006, $0.1 million in the 2007 six-month period and $0.2 million in the 2006 six-month period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of sales	$89	$62	$292	$195
General and administrative expenses	143	169	467	484
Total stock-based compensation cost	$232	$231	$759	$679

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

PART II. – OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At June 30, 2007, $5.7 million remains under the Comerica agreement for purchases of common stock.

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

Date: August 8, 2007

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

10.19	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006. Incorporated by reference to Exhibit 10.19 to Stratus’ 2006 Form 10-K.

10.20	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006. Incorporated by reference to Exhibit 10.20 to Stratus’ 2006 Form 10-K.

10.21	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.

10.22
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc., an affiliate of First American Asset Management.

10.23
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc., an affiliate of First American Asset Management.

10.24
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III, an affiliate of First American Asset Management.

Executive Compensation Plans and Arrangements (Exhibits 10.25 through 10.36)

10.25	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.26
Stratus Properties Inc. Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2007 (Stratus’ 2007 First Quarter Form 10-Q).

10.27	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated. Incorporated by reference to Exhibit 10.23 to Stratus’ 2007 First Quarter Form 10-Q.

10.28	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.24 to Stratus’ 2007 First Quarter Form 10-Q.

10.29
Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.30	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2007 First Quarter Form 10-Q.

10.31	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.27 to Stratus’ 2007 First Quarter Form 10-Q.

10.32	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.33	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to Stratus’ 2007 First Quarter Form 10-Q.

10.34	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2005.

10.35
Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated January 24, 2007.

10.36
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