Form 10-Q
period 2007-09-30
STRATUS PROPERTIES INC
filed 2007-11-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐ÿ                                                      Accelerated filer ☑                                           Non-accelerated filer ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On September 30, 2007, there were issued and outstanding 7,543,952 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,475	$1,620
Restricted cash	1,611	116
Accounts receivable	1,183	839
Deposits, prepaid expenses and other	430	82
Deferred tax asset	1,789	1,144
Discontinued operations	33,747	34,917
Total current assets	40,235	38,718
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	126,320	116,865
Property held for sale – undeveloped	16,444	16,345
Property held for use, net	24,673	18,874
Investment in Crestview	3,925	3,800
Deferred tax asset	6,728	7,105
Other assets	2,266	2,243
Total assets	$220,591	$203,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,417	$5,676
Accrued interest, property taxes and other	4,225	5,134
Current portion of long-term debt	2,000	-
Discontinued operations	24,689	24,678
Total current liabilities	39,331	35,488
Long-term debt	40,000	28,000
Other liabilities	5,934	6,516
Total liabilities	85,265	70,004

Stockholders’ equity:
Preferred stock	-	-
Common stock	81	81
Capital in excess of par value of common stock	191,084	188,873
Accumulated deficit	(42,021)	(42,655)
Common stock held in treasury	(13,818)	(12,353)
Total stockholders’ equity	135,326	133,946
Total liabilities and stockholders' equity	$220,591	$203,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Real estate	$7,002	$7,934	$16,745	$50,686
Rental income	766	389	2,146	1,117
Commissions, management fees and other	268	746	1,249	1,296
Total revenues	8,036	9,069	20,140	53,099
Cost of sales:
Real estate, net	5,662	5,633	10,651	24,864
Rental	860	483	2,391	1,198
Depreciation	411	204	894	577
Total cost of sales	6,933	6,320	13,936	26,639
General and administrative expenses	1,526	1,518	5,340	5,140
Total costs and expenses	8,459	7,838	19,276	31,779
Operating (loss) income	(423)	1,231	864	21,320
Interest expense, net	-	(3)	(13)	(267)
Interest income	36	102	572	304
(Loss) income from continuing operations
before income taxes	(387)	1,330	1,423	21,357
Benefit from (provision for) income taxes	74	12	(557)	8,304
(Loss) income from continuing operations	(313)	1,342	866	29,661
(Loss) income from discontinued operations
(including net gain on 7000 West sale of $7,264
in the 2006 nine-month period)	(32)	(161)	(232)	7,470
Net (loss) income	$(345)	$1,181	$634	$37,131

Basic net (loss) income per share of common stock:
Continuing operations	$(0.04)	$0.18	$0.11	$4.07
Discontinued operations	(0.01)	(0.02)	(0.03)	1.02
Basic net (loss) income per share of common stock	$(0.05)	$0.16	$0.08	$5.09

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.04)	$0.18	$0.11	$3.87
Discontinued operations	(0.01)	(0.02)	(0.03)	0.98
Diluted net (loss) income per share of common stock	$(0.05)	$0.16	$0.08	$4.85

Average shares of common stock outstanding:
Basic	7,560	7,317	7,559	7,288
Diluted	7,560	7,617	7,640	7,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATUS PROPERTIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flow from operating activities:
Net income	$634	$37,131
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss (income) from discontinued operations	232	(7,470)
Depreciation	894	577
Cost of real estate sold	10,163	20,112
Deferred income taxes	(267)	(8,305)
Stock-based compensation	1,020	894
Excess tax benefit from exercised stock options	(642)	-
Deposits	(1,044)	155
(Increase) decrease in restricted cash	(1,495)	271
Other	(335)	(414)
(Increase) decrease in working capital:
Accounts receivable and prepaid expenses	(16)	(148)
Accounts payable, accrued liabilities and other	2,571	1,390
Net cash provided by continuing operations	11,715	44,193
Net cash provided by (used in) discontinued operations	1,586	(4,412)
Net cash provided by operating activities	13,301	39,781

Cash flow from investing activities:
Purchases and development of real estate properties	(27,007)	(12,911)
Development of commercial leasing properties and other expenditures	(1,771)	(8,848)
Municipal utility district reimbursements	2,557	1,337
Investment in Crestview	(125)	-
Net cash used in continuing operations	(26,346)	(20,422)
Net cash (used in) provided by discontinued operations	(113)	2,275
Net cash used in investing activities	(26,459)	(18,147)

Cash flow from financing activities:
Borrowings from revolving credit facility	17,450	15,000
Payments on revolving credit facility	(18,450)	(30,677)
Borrowings from unsecured term loans	15,000	-
Borrowings from project loans	-	1,214
Repayments on project loans	-	(15,904)
Net proceeds from exercised stock options	13	917
Excess tax benefit from exercised stock options	642	-
Purchases of Stratus common shares	(1,118)	(542)
Bank credit facility fees	-	(421)
Net cash provided by (used in) continuing operations	13,537	(30,413)
Net cash (used in) provided by discontinued operations	(232)	12,814
Net cash provided by (used in) financing activities	13,305	(17,599)
Net increase in cash and cash equivalents	147	4,035
Cash and cash equivalents at beginning of year	1,839	1,514
Cash and cash equivalents at end of period	1,986	5,549
Less cash at discontinued operations	(511)	(548)
Cash and cash equivalents at end of period	$1,475	$5,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2006 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at September 30, 2007, and the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the (loss) income  from continuing operations, (loss) income from discontinued operations and net (loss) income by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(Loss) income from continuing operations	$(313)	$1,342	$866	$29,661
(Loss) income from discontinued operations	(32)	(161)	(232)	7,470
Net (loss) income	$(345)	$1,181	$634	$37,131

Weighted average common shares outstanding	7,560	7,317	7,559	7,288
Add: Dilutive stock options	-	271	67	330
Restricted stock	-	29	14	40
Weighted average common shares outstanding for
purposes of calculating diluted net (loss) income
per share	7,560	7,617	7,640	7,658

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.04)	$0.18	$0.11	$3.87
Discontinued operations	(0.01)	(0.02)	(0.03)	0.98
Diluted net (loss) income per share of common stock	$(0.05)	$0.16	$0.08	$4.85

Stock options representing 98,000 shares and restricted stock representing 23,000 shares in the third quarter of 2007 that otherwise would have been included in the third-quarter 2007 earnings per share calculations were excluded because of the net loss reported for the third quarter of 2007.

3.	DEBT OUTSTANDING
At September 30, 2007, Stratus had total debt of $42.0 million, including $2.0 million of current debt, compared to total debt of $28.0 million at December 31, 2006. Stratus’ debt outstanding at September 30, 2007 consisted of the following:

•	$2.0 million of borrowings under the $45.0 million Comerica revolving credit facility which will mature on May 30, 2008.

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

On June 1, 2007, Stratus entered into three separate loan agreements with First American Asset Management (FAAM). Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under Stratus’ revolving credit facility with Comerica Bank, and the remainder was used for operations, capital expenditures and other development costs, including the Block 21 project. The loans mature in December 2011.

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
Restricted Cash.  Restricted cash totaled $1.6 million at September 30, 2007 of which $1.5 million represented funds from lot sales held for payment on the Comerica revolving credit facility in October 2007. The remaining $0.1 million of restricted cash at September 30, 2007 and restricted cash of $0.1 million at December 31, 2006 represent funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2006 Form 10-K).

Interest Cost.  Interest expense excludes capitalized interest of $0.7 million in the third quarter of 2007, $0.3 million in the third quarter of 2006, $2.1 million in the first nine months of 2007 and $1.2 million in the first nine months of 2006.

Stock-Based Compensation.  Stock-based compensation costs are capitalized as appropriate. Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options awarded to employees (including directors)	$153	$167	$388	$449
Stock options awarded to nonemployees	-	-	-	2
Restricted stock units	156	111	821	681
Less capitalized amounts	(48)	(63)	(189)	(238)
Impact on (loss) income from continuing operations
before income taxes	$261	$215	$1,020	$894

Stock options representing 45,625 shares at a weighted average option price of $7.87 per share were exercised in the first nine months of 2007. The tax benefit realized for the tax deductions from stock option exercises totaled $0.7 million for the nine months ended September 30, 2007 and $0.9 million for the nine months ended September 30, 2006. Upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes. Shares tendered to Stratus for these purposes totaled approximately 32,500 shares for the nine months ended September 30, 2007. Stratus paid $0.1 million of employee taxes for stock options in the nine months ended September 30, 2007. Stratus granted 38,000 restricted stock units in the nine months ended September 30, 2007, at a grant date fair value of $1.3 million.

In September 2007, Stratus granted 7,500 stock options under its existing stock option plan for non-employee directors. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercises, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The assumptions used to value stock option awards during the nine months ended September 30, 2007 and September 30, 2006 are noted in the following table:

	2007	2006
Options granted	7,500	7,500
Grant-date fair value per stock option	$16.30	$14.57
Expected and weighted average volatility	41.8%	48.6%
Expected life of options (in years)	6.7	6.7
Risk-free interest rate	4.4%	4.7%

For more information regarding Stratus’ stock-based awards see Notes 1 and 6 of the Stratus 2006 Form 10-K.

5.	DISCONTINUED OPERATIONS
(Loss) income from discontinued operations reported in the condensed consolidated statements of operations included the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Escarpment Village	$(49)	$(77)	$(357)	$(147)
7000 West	-	-	-	10,202
(Loss) income before income taxes from
discontinued operations	(49)	(77)	(357)	10,055
Benefit from (provision for) income taxes	17	(84)	125	(2,585)
(Loss) income from discontinued operations	$(32)	$(161)	$(232)	$7,470

Escarpment Village.  On October 12, 2007, Stratus sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid approximately $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under Stratus’ loan from Teachers Insurance and Annuity Association of America (TIAA). Stratus intends to use the net proceeds from the sale for debt reduction and general corporate purposes. Stratus expects to record a pre-tax gain of approximately $16.5 million on the sale in the fourth quarter of 2007.

Upon completion of the sale of Escarpment Village, Stratus ceased all involvement with the Escarpment Village shopping center. The results of operations, assets and liabilities of Escarpment Village, which have been classified as discontinued operations in the accompanying condensed consolidated financial statements, previously represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of Escarpment Village’s results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental income	$825	$781	$2,582	$1,316
Rental property costs	(375)	(227)	(1,271)	(414)
Depreciation	(154)	(254)	(680)	(466)
General and administrative expenses	(38)	(65)	(71)	(65)
Interest expense[a]	(328)	(332)	(987)	(538)
Interest income	21	20	70	20
Benefit from income taxes	17	-	125	-
Loss from discontinued operations	$(32)	$(77)	$(232)	$(147)

a.	Relates to interest expense from the Escarpment Village project loan and the Escarpment Village loan from TIAA and does not include any additional allocations of interest.

The following summarizes Escarpment Village’s net assets at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$511	$219
Current assets	3,142	3,713
Property held for use, net of accumulated
depreciation of $1,407 and $727, respectively	26,405	27,828
Long-term assets	3,689	3,157
Total assets	$33,747	$34,917
Liabilities:
Current portion of long-term debt	$(325)	$(311)
Other current liabilities	(2,138)	(1,468)
Long-term debt	(22,119)	(22,364)
Other long-term liabilities	(107)	(535)
Total liabilities	$(24,689)	$(24,678)

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

The table below provides a summary of 7000 West’s results of operations for the three-month and nine-month periods ended September 30, 2006 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Rental income	$-	$1,057
Rental property costs	-	(403)
General and administrative expenses	-	(48)
Interest expense[a]	-	(168)
Interest income	-	2
Gain on sale	-	9,762
Provision for income taxes	(84)[b]	(2,585)
(Loss) income from discontinued operations	$(84)	$7,617

a.	Relates to interest expense from 7000 West project loan and does not include any additional allocations of interest.
b.	Reflects the allocation of Stratus’ third-quarter 2006 tax provision to discontinued operations in accordance with income tax accounting rules.

7500 Rialto Boulevard.  In the second quarter of 2007, Stratus committed to a plan to sell its two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto), and as a result, classified all related operating results and assets and liabilities as discontinued operations. However, in the third quarter of 2007, Stratus decided to cease its marketing efforts to sell 7500 Rialto in light of recent changes in credit market conditions. Accordingly, the 2007 and 2006 periods present results of operations and assets and liabilities of 7500 Rialto as part of Stratus’ continuing operations and as a component of its commercial leasing segment.

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2006 Form 10-K.

6.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana. The Deerfield property in Plano, Texas, is also included in the Real Estate Operations segment.

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto. On October 12, 2007, Stratus sold Escarpment Village and its operating results are reported as discontinued operations for the periods in the table shown below (see Note 5). Stratus sold the two office buildings at 7000 West in March 2006 and their operating results are reported as discontinued operations for the 2006 periods (see Note 5).

Stratus’ lease agreement with the anchor tenant of Escarpment Village and its contract with Trammell Crow Central Texas, Ltd. (Trammell Crow), the firm managing Escarpment Village, contained provisions that required Stratus to share the net profits from a sale of the project. The anchor tenant and Trammell Crow were each entitled to 10 percent of any net profit from a sale of Escarpment Village after Stratus received a 12 percent return on its investment. Stratus paid the anchor tenant its net profits interest in December 2006 based upon a hypothetical sale at fair market value. Stratus paid Trammell Crow its net profits interest totaling $1.1 million upon the sale of Escarpment Village in October 2007.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2007
Revenues	$7,270	$766	$-		$8,036
Cost of sales, excluding depreciation	(5,662)	(860)	-		(6,522)
Depreciation	(45)	(366)	-		(411)
General and administrative expenses	(1,345)	(181)	-		(1,526)
Operating (loss) income	$218	$(641)	$-		$(423)
Loss from discontinued operations	$-	$(32)	$-		$(32)
Benefit from income taxes	$74	$-	$-		$74
Capital expenditures	$9,859	$1,528	$-		$11,387
Total assets	$150,030	$61,688 [b]	$8,873	[c]	$220,591

Three Months Ended September 30, 2006
Revenues	$8,680	$389	$-		$9,069
Cost of sales, excluding depreciation	(5,633)	(483)	-		(6,116)
Depreciation	(29)	(175)	-		(204)
General and administrative expense	(1,425)	(93)	-		(1,518)
Operating (loss) income	$1,593	$(362)	$-		$1,231
Loss from discontinued operations	$-	$(161)	$-		$(161)
Benefit from income taxes	$12	$-	$-		$12
Capital expenditures	$6,327	$3,391	$-		$9,718
Total assets	$124,481	$56,743 [b]	$8,342	[c]	$189,566

Nine Months Ended September 30, 2007
Revenues	$17,994	$2,146	$-		$20,140
Cost of sales, excluding depreciation	(10,651)	(2,391)	-		(13,042)
Depreciation	(115)	(779)	-		(894)
General and administrative expenses	(4,653)	(687)	-		(5,340)
Operating (loss) income	$2,575	$(1,711)	$-		$864
Loss from discontinued operations	$-	$(232)	$-		$(232)
Provision for income taxes	$(557)	$-	$-		$(557)
Capital expenditures	$27,007	$1,771	$-		$28,778

	Real Estate Operations[a]	Commercial Leasing	Other	Total
	(In Thousands)
Nine Months Ended September 30, 2006
Revenues	$51,982	$1,117	$-	$53,099
Cost of sales, excluding depreciation	(24,864)	(1,198)	-	(26,062)
Depreciation	(96)	(481)	-	(577)
General and administrative expense	(4,728)	(412)	-	(5,140)
Operating (loss) income	$22,294	$(974)	$-	$21,320
Income from discontinued operations	$-	$7,470 [d]	$-	$7,470
Benefit from income taxes	$8,304	$-	$-	$8,304
Capital expenditures	$12,911	$8,848	$-	$21,759

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.
Includes assets from the discontinued operations of Escarpment Village, which Stratus sold on October 12, 2007, totaling $33.7 million, net of accumulated depreciation of $1.4 million, at September 30, 2007, and $35.0 million, net of accumulated depreciation of $0.5 million, at September 30, 2006 (see Note 5).

c.	Includes deferred tax assets resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance which was recorded as a benefit from income taxes (see Note 7).
d.	Includes a $7.3 million gain, net of taxes of $2.5 million, on the sale of 7000 West.

7.	INCOME TAXES
Stratus’ deferred tax assets at December 31, 2005 totaled $19.5 million. At the time, Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In March 2006, Stratus sold 7000 West (see Note 5) and in April 2006, Stratus completed the sale of 58 acres at Lantana. These transactions generated pre-tax income of approximately $26 million and, along with Stratus’ current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that Stratus will more likely than not be able to realize all of its deferred tax assets. As a result, income from continuing operations for the first nine months of 2006 included an $8.3 million, $1.14 per basic share and $1.08 per diluted share, tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance. Stratus’ provision for income taxes for the nine months ended September 30, 2007 totaled $0.6 million, $0.08 per share.

Effective January 1, 2007, Stratus adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 had no material effect on Stratus’ financial statements. Stratus will recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.

Stratus files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years prior to 2003. In completing its routine audit of Stratus’ Texas Franchise Tax account in September 2007, the Texas Comptroller of Public Accounts noted that no additional taxes were due from Stratus.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. Stratus has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The financial information as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006, included in Part I of this Form 10-Q pursuant to Rule 10-01 of Regulation S-X has been reviewed by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), Stratus’ independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers’ report is included in this quarterly report.

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

We have reviewed the accompanying condensed consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of September 30, 2007 and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2007

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

Our principal real estate holdings are currently in southwest Austin, Texas. As of September 30, 2007, our most significant holding is the 1,678 acres of residential, multi-family and commercial property and 30 developed residential estate lots located within the Barton Creek community. We also own approximately 350 acres of undeveloped commercial property and approximately 36 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community currently include Meridian, which is an 800-lot residential development. At September 30, 2007, Meridian consisted of approximately 249 acres and 90 developed residential lots. Our remaining Austin holdings at September 30, 2007, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in Lantana. On October 12, 2007, we sold Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store, for $46.5 million, before closing costs and other adjustments. Accordingly, we have reported Escarpment Village’s assets, liabilities and results of operations as discontinued operations.

At September 30, 2007, our Deerfield property, which is located in Plano, Texas, consists of approximately eight acres of residential land, which is being developed, and 19 developed residential lots. We also own two acres of undeveloped commercial property in San Antonio, Texas.

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

DEVELOPMENT AND OTHER ACTIVITIES

Block 21.  In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of retail, hotel, residential and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. On May 8, 2007, we announced our partnership with Canyon-Johnson Urban Fund II, L.P., a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City and the grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007.

Lantana.  Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of September 30, 2007. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto in response to increased demand for office space within Lantana. As of September 30, 2007, we had leased approximately 94 percent of the space at the second office building and the original office building is fully leased.

Barton Creek Community.  Since January 2002, we have secured subdivision plat approval for three new residential subdivisions within the Barton Creek Community, including:  Versant Place – 54 lots, Wimberly Lane Phase II – 47 lots and Calera – 155 lots. At September 30, 2007, our remaining unsold developed lots within the Barton Creek Community included:  Calera Drive – 8 lots, Wimberly Lane Phase II – 5 lots, Calera Court – 7 lots and Mirador – 3 lots. Development of the remaining Barton Creek property is expected to occur over several years.

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

During 2004, we began construction of courtyard homes at Calera Court within the Barton Creek community. Calera Court, the initial phase of the “Calera” subdivision, will include 16 homesites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of September 30, 2007, only eight lots remained unsold at Calera Drive. Development of the final phase, known as Verano Drive, will include 71 single-family lots. Construction of the final phase of Calera began in the first quarter of 2007 and is scheduled for completion in December 2007.

In the second quarter of 2007, we completed the first phase of the Barton Creek Village. The first phase includes a 22,000-square-foot retail building. In July 2007, we began construction of a 3,300-square-foot bank building within this retail complex. Construction of the second retail building will begin by early 2008.

Circle C Community. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. In January 2005, the first phase of construction commenced. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase was substantially completed in March 2006. Development of the 108-lot third phase of Meridian was completed in September 2007. The 118-lot fourth phase will commence in 2008 and completion is expected by the end of 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion is expected in November 2007. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2008.

We estimate our sales from the first three phases of Meridian will total at least 46 lots for $3.0 million during the fourth quarter of 2007.

Deerfield.  In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. We executed agreements with a national homebuilder, whereby the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment is non-refundable, but will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized by us as income as lots are sold. We agreed to pay up to $5.2 million of the homebuilder’s development costs. The homebuilder must pay all property taxes and maintenance costs. The initial lot sale occurred in November 2004 and subsequent lot sales are on schedule. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. We expect 15 lot sales for $1.0 million to be completed during the fourth quarter of 2007.

Crestview Station.  In November 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. With Trammell Crow, we have commenced brown field remediation and permitting of the property, known as Crestview Station, which is located on the commuter rail line approved by City of Austin voters. Crestview Station is planned for single-family, multi-family and retail development, with closings on the retail and multi-family components expected to occur in 2007. At September 30, 2007, our investment in the Crestview Station project totaled $3.9 million and the joint venture partnership had $7.6 million of outstanding debt, of which each joint venture partner guarantees $1.9 million.

Our joint venture partnership has contracted with a nationally recognized remediation firm to demolish the existing buildings and remediate the property in preparation for permitting. Under the terms of the remediation contract, the joint venture partnership will pay the contractor approximately $4.9 million upon completion of performance benchmarks and certification by the State of Texas that the remediation is complete. The contractor is required to pay all costs associated with the remediation and to maintain an environmental liability policy with $10.0 million of coverage remaining in place for a 10-year term. Pursuant to the agreement with the contractor, all environmental and legal liability was assigned to and assumed by the contractor effective November 30, 2005. In September 2007, the State of Texas certified that the remediation was complete.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2007	2006	2007	2006
Revenues:
Real estate operations	$7,270	$8,680	$17,994	$51,982
Commercial leasing	766	389	2,146	1,117
Total revenues	$8,036	$9,069	$20,140	$53,099

Operating (loss) income	$(423)	$1,231	$864	$21,320

Benefit from (provision for) income taxes	$74	$12	$(557)	$8,304

(Loss) income from continuing operations	$(313)	$1,342	$866	$29,661
(Loss) income from discontinued operations	(32)	(161)	(232)	7,470
Net (loss) income	$(345)	$1,181	$634	$37,131

Our deferred tax assets at December 31, 2005 totaled $19.5 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In March 2006, we sold 7000 West (see Note 5) and in April 2006, we completed the sale of 58 acres at our Lantana property. These transactions generated pre-tax income of approximately $26 million and, along with our current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that we will more likely than not be able to realize all of our deferred tax assets. As a result, income from continuing operations for the first nine months of 2006 included an $8.3 million, $1.14 per basic share and $1.08 per diluted share, tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 6). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Third Quarter		Nine Months
	2007	2006	2007	2006
Revenues:
Developed property sales	$7,002	$7,934	$15,662	$28,441
Undeveloped property sales	-	-	1,083	22,245
Commissions, management fees and other	268	746	1,249	1,296
Total revenues	7,270	8,680	17,994	51,982

Cost of sales, including depreciation	(5,707)	(5,662)	(10,766)	(24,960)
General and administrative expenses	(1,345)	(1,425)	(4,653)	(4,728)

Operating income	$218	$1,593	$2,575	$22,294

Developed Property Sales.  Property sales for the third-quarter and nine-month periods of 2007 and 2006 included the following (revenues in thousands):

	Third Quarter
	2007		2006
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	-	$ -	5	$2,065
Calera Court Courtyard Homes	1	657	1	610
Mirador Estate	-	-	1	553
Wimberly Lane Phase II
Standard Homebuilder	3	516	4	686
Amarra Drive Phase I	1	1,250	-	-

Circle C
Meridian	58	3,575	51	3,013

Deerfield	15	1,004	15	1,007
Total Residential	78	$7,002	77	$7,934

	Nine Months
	2007		2006
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	2	$809	23	$9,919
Calera Court Courtyard Homes	1	657	5	2,922
Mirador Estate	2	1,559	6	3,306
Wimberly Lane Phase II
Standard Homebuilder	9	1,561	9	1,469
Amarra Drive Phase I	1	1,250	-	-

Circle C
Meridian	106	6,814	133	7,804

Deerfield	45	3,012	45	3,021
Total Residential	166	$15,662	221	$28,441

Undeveloped Property Sales.  We sold a five-acre tract at Circle C for $1.1 million during the first quarter of 2007 and a 7.5-acre tract in the Barton Creek community for $1.5 million during the first quarter of 2006. In April 2006, we sold a 58-acre tract at Lantana for $21.2 million of which $0.5 million represented a reimbursement of certain costs, which was recorded as a reduction of cost of sales.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues decreased in the 2007 periods compared to the 2006 periods primarily because of the decrease in sales activity.

Cost of Sales.  Cost of sales for the first nine months of 2007 included reductions totaling $1.7 million for Barton Creek Municipal Utility District (MUD) reimbursements. Cost of sales for the 2007 nine-month period also decreased compared to the 2006 nine-month period primarily because of a decrease in developed property sales in the 2007 period.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at 7500 Rialto. In September 2006, we completed construction of a second 75,000-square-foot office building at 7500 Rialto. As of September 30, 2007, the original office building was fully leased and the second building was approximately 94 percent leased. The completion of the second building and the increase in its occupancy resulted in higher revenues in the 2007 periods, compared to the 2006 periods.

Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2007	2006	2007	2006
Rental income	$766	$389	$2,146	$1,117
Rental property costs	(860)	(483)	(2,391)	(1,198)
Depreciation	(366)	(175)	(779)	(481)
General and administrative expenses	(181)	(93)	(687)	(412)
Operating loss	$(641)	$(362)	$(1,711)	$(974)

Other Financial Results
General and administrative expenses increased to $5.3 million in the first nine months of 2007 from $5.1 million in the first nine months of 2006, primarily because of higher compensation costs.

Non-Operating Results
Interest income totaled $0.6 million in the first nine months of 2007, compared with $0.3 million in the first nine months of 2006, primarily reflecting interest on MUD reimbursements totaling approximately $0.5 million in the first quarter of 2007.

DISCONTINUED OPERATIONS

On October 12, 2007, we sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid approximately $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under our loan from Teachers Insurance and Annuity Association of America (TIAA). We intend to use the net proceeds from the sale for debt reduction and general corporate purposes. We expect to record a pre-tax gain of approximately $16.5 million on the sale in the fourth quarter of 2007.

Upon completion of the sale of Escarpment Village, we ceased all involvement with the Escarpment Village shopping center. The results of operations, assets and liabilities of Escarpment Village, which have been classified as discontinued operations in the condensed consolidated financial statements, previously represented a component of our commercial leasing segment. We earned rental income from Escarpment Village totaling $0.8 million in the third quarter of 2007, $0.8 million in the third quarter of 2006, $2.6 million in the first nine months of 2007 and $1.3 million in the first nine months of 2006.

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

Upon completion of the sale of 7000 West, we ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment. We earned rental income of $1.1 million in the first nine months of 2006 from the two fully leased office buildings at 7000 West.

Our discontinued operations generated net (losses) income of less than $(0.1) million in the third quarter of 2007, $(0.2) million in the third quarter of 2006, $(0.2) million in the first nine months of 2007 and $7.5 million, including a $7.3 million gain net of taxes on the 7000 West sale, in the first nine months of 2006.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Nine-Months 2007 and 2006 Cash Flows
Operating activities provided cash of $13.3 million during the first nine months of 2007 and $39.8 million during the first nine months of 2006, including cash provided by discontinued operations totaling $1.6 million during the 2007 period and cash used in discontinued operations totaling $4.4 million during the

2006 period. Compared to the 2006 period, operating cash flows in the first nine months of 2007 were reduced primarily because of the decrease in sales activities.

Cash used in investing activities totaled $26.5 million during the first nine months of 2007 and cash used in investing activities totaled $18.1 million during the first nine months of 2006. Expenditures for real estate properties in the 2007 nine-month period primarily related to development costs for the Block 21 project (see “Development and Other Activities”). Expenditures for real estate properties for the nine-month periods of 2007 and 2006 also included development costs for properties in the Barton Creek and Circle C communities (see “Development and Other Activities”). Expenditures for commercial leasing properties for the first nine months of 2007 primarily related to the first retail building at Barton Creek Village and for the first nine months of 2006 primarily related to the second building at 7500 Rialto, which was completed in September 2006 (see “Development and Other Activities”). We received Barton Creek municipal utility district reimbursements totaling $2.6 million in the first nine months of 2007 and $1.3 million in the first nine months of 2006. Investing cash flows provided by discontinued operations in the 2006 nine-month period included $10.0 million received from the sale of 7000 West partly offset by $7.7 million of capital expenditures on the construction of Escarpment Village which opened in May 2006 (see “Discontinued Operations”).

Financing activities provided cash of $13.3 million during the first nine months of 2007, compared to $17.6 million of cash used in financing activities during the first nine months of 2006. Our financing activities in the first nine months of 2007 include $15.0 million of borrowings under our three new unsecured term loans and $1.0 million of net repayments on our revolving line of credit. In the first nine months of 2007, we also used $1.1 million to repurchase shares of our common stock on the open market (see below). During the first nine months of 2006, our financing activities included $15.7 million of net repayments on our revolving line of credit and $14.7 million of net repayments on our project construction loans. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2007.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first nine months of 2007, we purchased 33,864 shares for $1.1 million, a $32.17 per share average. During the fourth quarter of 2007 through November 7, 2007, we purchased 7,585 shares for $0.2 million, a $31.40 per share average. A total of 428,361 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $4.6 million is currently available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At September 30, 2007, we had total debt of $42.0 million, including $2.0 million of current debt, compared to total debt of $28.0 million at December 31, 2006. Our debt outstanding at September 30, 2007 consisted of the following:

•	$2.0 million of borrowings under the $45.0 million Comerica revolving credit facility which will mature on May 30, 2008.

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

On June 1, 2007, we entered into three separate loan agreements with First American Asset Management (FAAM). Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under our revolving credit facility with Comerica Bank, and the remainder was used for operations, capital expenditures and other development costs, including the Block 21 Project. The loans mature in December 2011.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or (SFAS No. 123R), using the modified prospective transition method. For more information regarding our accounting for stock-based awards see Note 1 of our 2006 Form 10-K.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We capitalized less than $0.1 million of stock-based compensation costs to fixed assets in the third quarter of 2007, $0.1 million in the third quarter of 2006, $0.2 million in the 2007 nine-month period and $0.2 million in the 2006 nine-month period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$101	$71	$393	$266
General and administrative expenses	160	144	627	628
Total stock-based compensation cost	$261	$215	$1,020	$894

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended September 30, 2007.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

July 1 to 31, 2007	-	$-	-	465,410

August 1 to 31, 2007	16,008	32.40	16,008	449,402

September 1 to 30, 2007	13,456	31.01	13,456	435,946

Total	29,464	$31.77	29,464

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At September 30, 2007, $4.8 million remained under the Comerica agreement for purchases of common stock.

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

Date:                  November 9, 2007

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

10.21
Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007. Incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2007 (Stratus’ 2007 Second Quarter Form 10-Q).

10.22
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc., an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.22 to Stratus’ 2007 Second Quarter Form 10-Q.

10.23
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc., an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.23 to Stratus’ 2007 Second Quarter Form 10-Q.

10.24
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III, an affiliate of First American Asset Management. Incorporated by reference to Exhibit 10.24 to Stratus’ 2007 Second Quarter Form 10-Q.

10.25
Purchase and Sale Agreement dated as of July 9, 2007, between Escarpment Village, L.P. as Seller and Christopher Investment Company, Inc. as Purchaser. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated October 12, 2007.

Executive Compensation Plans and Arrangements (Exhibits 10.26 through 10.37)

10.26	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999. Incorporated by reference to Exhibit 10.24 to Stratus’ 2004 First Quarter Form 10-Q.

10.27
Stratus Properties Inc. Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended March 31, 2007 (Stratus’ 2007 First Quarter Form 10-Q).

10.28	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated. Incorporated by reference to Exhibit 10.23 to Stratus’ 2007 First Quarter Form 10-Q.

10.29	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.24 to Stratus’ 2007 First Quarter Form 10-Q.

10.30
Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.31	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2007 First Quarter Form 10-Q.

10.32	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.27 to Stratus’ 2007 First Quarter Form 10-Q.

10.33	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.34	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to Stratus’ 2007 First Quarter Form 10-Q.

10.35	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2005.

10.36
Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated January 24, 2007.

10.37
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