Form 10-K
period 2007-12-31
STRATUS PROPERTIES INC
filed 2008-03-17
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number: 0-19989

Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

98 San Jacinto Blvd., Suite 220
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(512) 478-5788
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ
Preferred Stock Purchase Rights	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act         0 Yes ☑ No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):   0 Large accelerated filer ☑ Accelerated filer 0 Non-accelerated filer   0 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $133.8 million on February 29, 2008, and approximately $152.4 million on June 30, 2007.

Common stock issued and outstanding was 7,566,181 shares on February 29, 2008, and 7,568,416 shares on June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2008 Annual Meeting to be held on May 6, 2008, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

PART I

Item 1.  Business

Except as otherwise described herein or the context otherwise requires, all references to “Stratus,” “we,” “us,” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, www.stratusproperties.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. All subsequent references to “Notes” in this report refer to the Notes to Consolidated Financial Statements located in Item 8. of this Form 10-K.

Overview
We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. As of December 31, 2007, our most significant holding is the 1,678 acres of residential, multi-family and commercial property and 25 developed residential estate lots located within the Barton Creek community. We also own approximately 350 acres of undeveloped commercial property and approximately 37 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community include Meridian, which is an 800-lot residential development. At December 31, 2007, Meridian consisted of approximately 249 acres under development and 58 developed residential lots. Our remaining Austin holdings at December 31, 2007, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings, one of which is 90 percent leased and the other of which is approximately 94 percent leased, at 7500 Rialto Boulevard located within Lantana.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2007, our Deerfield property consisted of the final 21 developed residential lots, which were sold in January 2008. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development. With Trammell Crow, we have completed brown field remediation and permitting of the property and are now proceeding with infrastructure development.

In December 2006, we acquired a city block in downtown Austin for $15.1 million. The project, known as Block 21, is planned for a mixture of hotel, residential, retail, office and entertainment uses on approximately two acres. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. On May 8, 2007, we announced our partnership with Canyon-Johnson Urban Fund II, L.P., a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City of Austin (the City) and the grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007.

In 2006, we sold for $22.3 million our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center. On October 12, 2007, we sold Escarpment Village, which is a 168,000 square-foot retail center anchored by a grocery store in the Circle C community, for $46.5 million, before closing costs and other adjustments. Accordingly, we have reported 7000 West’s and Escarpment Village’s assets, liabilities and results of operations as discontinued operations (see “Discontinued Operations” and Note 7).

Company Strategies and Development Activities
From our formation in 1992 through 2000, our primary objectives were to reduce our indebtedness and increase our financial flexibility. In pursuing these objectives, we reduced our debt to $8.4 million at December 31, 2000 from $493.3 million in March 1992. As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City regarding the development of our properties, we substantially increased our development activities and expenditures during the last five years (see discussion below), which has resulted in our debt increasing to $61.5 million at December 31, 2007. We also had cash and cash equivalents of $40.9 million at December 31, 2007. We have funded our development activities primarily through sales proceeds, $40.0 million of unsecured term loans and our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 4), which was established as a result of the positive financing relationship we have built with Comerica Bank (Comerica) over the past several years. In August 2002, the City granted final approval of a development agreement (Circle C settlement) and permanent zoning for our real estate located within the Circle C community, thereby establishing all essential municipal development regulations applicable to our Circle C properties for 30 years (see “Development and Other Activities” within Items 7. and 7A. and Note 8). The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C settlement, have allowed us to focus our efforts on developing our properties, acquiring other properties and increasing shareholder value.

Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to investigate and pursue opportunities for new projects that offer the possibility of acceptable returns and risk. Our progress towards accomplishing these goals includes the following:

•	Over the past several years we have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

Barton Creek

Wimberly Lane.  During 1999, we completed the development of the 75 residential lots at the Wimberly Lane subdivision at Barton Creek, all of which were sold by the end of 2003. During 2004, we completed the development of the 47 lots in the second phase of Wimberly Lane (Wimberly Lane Phase II), and we also entered into a contract with a national homebuilder to sell 41 of these Wimberly Lane Phase II lots. The lots are being sold on a scheduled take down basis. As of December 31, 2007, the final two remaining lots are on schedule for sale in the first half of 2008.

Mirador and Escala Drive.  We completed construction of Mirador, a subdivision within the Barton Creek community adjoining the Escala Drive subdivision in late-2001. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size, and have sold 32 of these lots. As of December 31, 2007, we owned two Mirador estate lots. By the end of 2006, we had sold all of the 54 lots at Escala Drive in the Barton Creek community.

Calera.  In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. During 2004, we began construction of courtyard homes at Calera Court, the initial phase of the Calera subdivision, which will include 16 homesites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of December 31, 2007, only eight lots remained unsold at Calera Drive. Development of the final phase, known as Verano Drive, will include 71 single-family lots. Construction of the final phase of Calera began in the first quarter of 2007 and was completed in early 2008.

Barton Creek Village.  In the second quarter of 2007, we completed the first phase of Barton Creek Village, which includes a 22,000-square-foot retail building. In July 2007, we began construction of a 3,300-square-foot bank building within this retail complex, and it was completed in early 2008. Construction of the second retail building will begin by the second half of 2008.

Lantana

In 2000, we received final subdivision plat approval from the City to develop approximately 170 acres of commercial and multi-family real estate within Lantana. We completed and leased the two 70,000-square-foot office buildings at 7000 West by the third quarter of 2000. During 2001, we reached agreement with the City concerning development of a 417-acre portion of the Lantana community. The agreement reflected a cooperative effort between the City and us to allow development based on grandfathered entitlements, while adhering to stringent water quality standards and other enhancements to protect the environment. With this agreement, we completed the core entitlement process for the entire Lantana project. The required infrastructure development at the site known as Rialto Boulevard was completed during 2001. During 2002, we completed the first 75,000-square-foot office building at 7500 Rialto Boulevard.

In 2006, we sold 7000 West for $22.3 million (see “Discontinued Operations” and Note 7) and a 58-acre tract at Lantana to Advanced Micro Devices, Inc. (NYSE: AMD) for $21.2 million. As demand for office space within Lantana increased, we constructed a second 75,000-square-foot office building at 7500 Rialto Boulevard, which was completed in September 2006. As of December 31, 2007, we had leased 90 percent of the first Rialto Boulevard office building and approximately 94 percent of the second office building.

Lantana is a partially developed, mixed-use project with our remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of December 31, 2007. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area property.

Circle C Community

In August 2002, the City granted final approval of the Circle C settlement and permanent zoning for our real estate located within the Circle C community. Those approvals permitted development of approximately 1.0 million square feet of commercial space and 1,730 residential units, including 900 multi-family units and 830 single-family residential lots. In 2004, we amended our Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The Circle C settlement, effective August 2002, firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and reimbursement for certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2007, we have permanently used $6.5 million of our City-based incentives including cumulative sales of $3.5 million to other developers, and we also have $3.1 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2007, unencumbered Credit Bank capacity was $5.4 million.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion is expected in early 2008. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence by the end of 2008.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, opened in May 2006. On October 12, 2007, we sold Escarpment Village for $46.5 million, before closing costs and other adjustments (see “Discontinued Operations” and Note 7).

•	We believe that we have the right to receive approximately $19.1 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2007, we had approximately $9.5 million of expected future reimbursements of previously incurred costs recorded as a component of “Real estate, commercial leasing assets and facilities, net” on our balance sheet. The remaining future reimbursements are not recorded on our balance sheet because they relate to properties previously sold or represent a component of the $115 million impairment charge we recorded in 1994. Additionally, a significant portion of the substantial additional costs, which we will incur in the future as our development activities at Barton Creek continue, will be eligible for reimbursement. We received total infrastructure reimbursements, comprised of Barton Creek Municipal Utility District (MUD) reimbursements, of $4.8 million during 2007, $1.6 million during 2006 and $4.9 million during 2005.

•	We completed the development and related sale of lots for a project in Plano, Texas.

Deerfield

In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. We executed agreements with a national homebuilder, whereby the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million non-refundable option payment was applied against subsequent purchases of lots by the homebuilder after certain thresholds were achieved and was recognized by us as income as lots were sold. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. In January 2008, we sold the remaining lots.

•	We formed a joint venture in November 2005 to purchase and develop a multi-use property in Austin, Texas.

Crestview Station

Our joint venture with Trammell Crow acquired an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line approved by City of Austin voters. With Trammel Crow, we have completed brown field environmental remediation and permitting of the property and are now proceeding with infrastructure development. In September 2007, the State of Texas certified that the remediation was complete.

•	In December 2006, we purchased land in downtown Austin, Texas, representing a city block, to develop as a multi-use property.

Block 21

In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project, known as Block 21, includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. On May 8, 2007, we announced our partnership with Canyon-Johnson Urban Fund II, L.P., a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City and the grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007.

Strategic Alternatives for Enhancing Shareholder Value.  As previously announced, we were exploring strategic alternatives for enhancing shareholder value, including a possible sale of the company. We retained JPMorgan as our financial advisor to assist in this process. We have terminated the process of exploring the possible sale of the company but expect to continue to review various alternatives to enhance shareholder value.

Credit Facility and Other Financing Arrangements
Credit Facility.  We established a banking relationship with Comerica in 1999 that has substantially enhanced our financial flexibility. In 2005, we replaced our $30.0 million credit facility with a $45.0 million Comerica revolving credit facility, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005, of which $4.4 million remains available at December 31, 2007. In May 2006, we entered into a modification and extension agreement to extend the maturity and decrease the interest rate on the Comerica revolving credit facility. In May 2007, we entered into another modification and extension agreement to extend the maturity and further decrease the interest rate on the revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2009. Interest on the facility now accrues, at our option, at Comerica’s rate minus 1.10 percent or London Interbank Offered Rate (LIBOR) plus 1.65 percent, subject to a minimum annual rate of 5.0 percent. Security for obligations outstanding under the facility includes our properties within the Barton Creek community and certain of our properties within Lantana and the Circle C community. At December 31, 2007, no amounts were outstanding under the revolving credit facility.

Unsecured Term Loans.  We have $40.0 million of borrowings outstanding under seven unsecured term loans with First American Asset Management (FAAM), including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

In December 2006, we amended our two unsecured $5.0 million term loans with FAAM. The amended agreements extend the maturities of both loans and decrease the annual interest rates on both loans to 6.56 percent.

In December 2006, we also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to purchase the land being used in connection with our Block 21 project. Amounts borrowed under both loans bear interest at an annual rate of 6.56 percent.

In June 2007, we entered into three separate loan agreements with FAAM. Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under our revolving credit facility with Comerica, and the remainder was used for operations, capital expenditures and other development costs, including Block 21.

The loan agreements contain customary financial covenants and other restrictions. The loans may be prepaid subject to certain reinvestment charges as further described in the related promissory notes. The annual interest rate under the loan agreements is 6.915 percent. Repayments under the loan agreements can be accelerated upon the occurrence of certain customary events of default.

Lantana Promissory Note.  On December 14, 2007, our wholly owned subsidiary, Lantana Office Properties I, L.P., (“Lantana”), signed a promissory note to The Lincoln National Life Insurance Company. Under the terms of the note, Lantana borrowed $21.5 million, which will be used for development costs and general corporate purposes. The note matures on January 1, 2018. The note contains customary financial covenants and other restrictions and bears interest at a rate of 5.99 percent per year.

Prepayment of the note is prohibited prior to February 1, 2010. Prepayment of the note in whole, subsequent to February 1, 2010, is subject to a prepayment premium of the greater of (1) one percent of the outstanding principal balance of the note on the prepayment date or (2) the result of the sum of the present values of the remaining payments due from the prepayment date through the maturity date minus the outstanding principal balance of the note as of the prepayment date. Prepayment of the note in part is prohibited. Repayments under the note can be accelerated by the lender upon the occurrence of certain customary events of default. Lantana’s obligations under the note are secured by a first lien on real property and improvements and an assignment of rents and present and future leases related to the office buildings at 7500 Rialto Boulevard.

Discontinued Operations
Escarpment Village.  On October 12, 2007, we sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under our loan from Teachers Insurance and Annuity Association of America (TIAA). We used a portion of the net proceeds from the sale to pay the outstanding balance on the $45.0 million Comerica revolving credit facility and will use the remainder of the net proceeds for general corporate purposes. We recorded a gain of $16.1 million ($11.0 million net of taxes or $1.46 per basic share and $1.43 per diluted share) on the sale in 2007.

Upon completion of the sale of Escarpment Village, we ceased all involvement with the Escarpment Village shopping center. The results of operations, assets and liabilities of Escarpment Village, which have been classified as discontinued operations in our consolidated financial statements, previously represented a component of our commercial leasing segment.

7000 West.  In 2006, we sold 7000 West to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share). CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan. Upon completion of the sale of 7000 West, we ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment.

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

Employees
At December 31, 2007, we had a total of 29 employees located at our Austin, Texas headquarters. Additionally, since January 1, 1996, numerous services necessary for our business and operations, including certain executive, administrative, accounting, financial, tax and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement.  FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc.  Either party may terminate the services agreement at any time upon 60 days notice or mutual written agreement.

Item 1A.  Risk Factors
This report includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. "Forward-looking statements" are all statements other than statements of historical fact, or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (or other similar expressions) will, should or may occur in the future, such as: statements regarding our financial plans; our indebtedness; share repurchases; strategic plans; future financing plans; development and capital expenditures; business strategies; our ability to obtain necessary permits for new developments; and other plans and objectives for future operations and activities.

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

Our real estate activities are almost entirely located in Austin, Texas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. The Austin economy is heavily influenced by conditions in the technology industry. In a weak technology market, which had been the condition between 2001 and 2004, we experienced reduced sales, primarily affecting our “high-end” properties. Although Austin real estate market conditions have improved since 2005, our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations.

If we are unable to generate sufficient cash from operations, we may find it necessary to curtail our development activities.

Significant capital resources will be required to fund our development expenditures. Our performance continues to depend on future cash flows from real estate sales and rental income, and there can be no assurance that we will generate sufficient cash flow or otherwise obtain sufficient funds to meet the expected development plans for our properties.

Our results of operations and financial condition are greatly affected by the performance of the real estate industry.

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Mortgage financing issues, including lack of supply of mortgage loans and tightened lending requirements, could reduce demand for our products.

Our real estate operations are dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences. Many mortgage lenders and investors in mortgage loans are currently experiencing severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. These factors have led to a decrease in the availability of financing and an increase in the cost of financing. These problems in the mortgage lending industry could adversely affect potential purchasers of our products, thus having a negative effect on demand for our products.

Our indebtedness could adversely affect our operating results and financial condition.

As of December 31, 2007, the outstanding principal amount of our indebtedness was $61.5 million. Our level of indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to adverse changes in economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations and proceeds from asset sales to pay or provide for our indebtedness, thus reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our flexibility to plan for, or react to, changes in our business and the market in which we operate;

•	place us at a competitive disadvantage to our competitors that have less debt; and

•	limit our ability to borrow money to fund our working capital, capital expenditures, debt service requirements and other financing needs.

In addition, the terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. We may also need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. If new debt is added to current debt levels, the risks described above could intensify. Further, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition. Our future performance is dependent on future cash flows from real estate sales, and there can be no assurance that we will generate sufficient cash flow.

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

We cannot predict with certainty whether any of these factors will occur or whether they will have an adverse affect on our operations.

Our operations are subject to an intensive regulatory approval process and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such developments entirely.

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

Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Certain of the Barton Creek properties include nesting territories for the Golden Cheek Warbler, a federally listed endangered species. In 1995, we received a permit from the United States (U.S.) Wildlife Service pursuant to the Endangered Species Act, which to date has allowed the development of the Barton Creek and Lantana properties free of restrictions under the Endangered Species Act related to the maintenance of habitat for the Golden Cheek Warbler.

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

We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. New environmental regulations or changes in existing regulations or their enforcement may be enacted and such new regulations or changes may require significant expenditures by us. The recent trend toward stricter standards in environmental legislation and regulations is likely to continue and could have an additional impact on our operating costs.

The real estate business is very competitive and many of our competitors are larger and financially stronger than we are.

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.

Our operations are subject to natural risks.

Our performance may be adversely affected by weather conditions that delay development or damage property.

Our common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for our stock, its market price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of common stock may have a greater impact on the trading price than would be the case if public float were larger.

Item 1B.  Unresolved Staff Comments
Not applicable.

Item 2.  Properties
Our developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2007, are provided in the following table. The undeveloped acreage shown in the table is presented according to anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be so developed because of the nature of the approval and development process and market demand for a particular use. Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2007, we own only six lots with homes either built or being built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

		Acreage
		Developed or Under Development				Undeveloped
	Developed	Single	Multi-			Single	Multi-			Total
	Lots	Family	family	Commercial	Total	Family	family	Commercial	Total	Acreage
Austin
Barton Creek	25	642	249	376	1,267	391	-	20	411	1,678
Lantana	-	-	-	223	223	-	-	-	-	223
Circle C	58	249	-	37	286	-	-	350	350	636
Block 21	-	-	-	2	2	-	-	-	-	2
Plano
Deerfield	21	-	-	-	-	-	-	-	-	-
San Antonio
Camino Real	-	-	-	-	-	-	-	2	2	2
Total	104	891	249	638	1,778	391	-	372	763	2,541

The following schedule summarizes the estimated development potential of our Austin-area acreage as of December 31, 2007:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	367	1,860	1,590,000	35,000
Lantana	-	-	1,220,393	470,000
Circle C	491	-	787,500	372,500
Total	858	1,860	3,597,893	877,500

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

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Executive Officers of the Registrant
Certain information, as of February 29, 2008, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office
William H. Armstrong III	43	Chairman of the Board, President and
		Chief Executive Officer

John E. Baker	61	Senior Vice President and
		Chief Financial Officer

Kenneth N. Jones	48	General Counsel and Secretary

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the Hemscott Real Estate Development Group and the S&P 500 Stock

Index from 2003 through 2007. This comparison assumes $100 invested on December 31, 2002 in (a) our common stock, (b) the Hemscott Real Estate Development Group and (c) the S&P 500 Stock Index.

Comparison of Cumulative Total Return*
Stratus Properties Inc., Hemscott Real Estate
Development Group and S&P 500 Stock Index

	December 31,
	2002	2003	2004	2005	2006	2007
Stratus Properties Inc.	$ 100.00	$ 109.24	$ 174.24	$ 253.59	$ 347.83	$ 368.91
Hemscott Real Estate
Development Group	100.00	166.91	290.84	306.54	298.04	193.65
S&P 500 Stock Index	100.00	128.68	142.69	149.70	173.34	182.87
_______________
* Total return assumes reinvestment of dividends.

Our common stock trades on the National Association of Securities Dealers Automated Quotation (NASDAQ) stock market under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by NASDAQ.

	2007		2006
	High	Low	High	Low
First Quarter	$35.00	$28.50	$24.96	$22.10
Second Quarter	40.73	29.96	26.98	24.01
Third Quarter	35.92	25.91	32.94	25.65
Fourth Quarter	36.33	27.37	33.00	25.72

As of February 29, 2008, there were 621 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is solely within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Note 4.

The following table sets forth shares of our common stock that we repurchased during the three-month period ended December 31, 2007.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

October 1 to 31, 2007	6,236	$31.98	6,236	429,710
November 1 to 30, 2007	1,349	28.70	1,349	428,361
December 1 to 31, 2007	4,000	31.39	4,000	424,361
Total	11,585	$31.40	11,585

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for our common stock repurchases after September 30, 2005. At December 31, 2007, $4.4 million remains available under the Comerica agreement for purchases of our common stock.

Item 6.  Selected Financial Data
The following table sets forth our selected historical financial data for each of the five years in the period ended December 31, 2007. The historical financial information is derived from our audited financial statements and is not necessarily indicative of our future results. In addition, the historical results have been adjusted to reflect the operations of Escarpment Village and Stratus 7000 West Joint Venture (7000 West) as discontinued operations (see Note 7). You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data.”

	2007		2006		2005		2004		2003
	(In Dollars, Except Average Shares, and In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$27,164		$61,875		$35,194		$17,725		$11,001
Operating income (loss)	2		23,349		8,336		338		(413)
Interest income	849		370		226		70		728
Equity in unconsolidated affiliates’
income	488		-		-		-		29
Income from continuing operations	2,589		31,793		7,960		99		17
Income from discontinued operations,
net of taxes	10,766	[a]	8,495	[a,b]	514	[b]	573	[b]	3	[b]
Net income applicable to common
stock	13,355		40,288		8,474		672		20

Basic net income per share:
Continuing operations	$0.34		$4.35		$1.11		$0.01		$-
Discontinued operations	1.43	[a]	1.16	[a,b]	0.07	[b]	0.08	[b]	-	[b]
Basic net income per share	$1.77		$5.51		$1.18		$0.09		$-

Diluted net income per share:
Continuing operations	$0.34		$4.15		$1.04		$0.01		$-
Discontinued operations	1.40	[a]	1.11	[a,b]	0.07	[b]	0.08	[b]	-	[b]
Diluted net income per share	$1.74		$5.26		$1.11		$0.09		$-

Average shares outstanding
Basic	7,554		7,306		7,209		7,196		7,124
Diluted	7,677		7,658		7,636		7,570		7,315

At December 31:
Working capital surplus (deficit)	$32,902		$3,230		$(7,198)		$(4,111)		$(787)
Property held for sale	146,282		133,210		122,468		119,067		114,207
Property held for use, net	24,421		18,874		9,452		9,926		9,065
Assets from discontinued operations	-		34,917	[a]	33,956	[a,b]	19,961	[a,b]	13,936	[b]
Total assets	228,357		203,950		173,886		152,861		142,430
Long-term debt from continuing
operations, including current
portion	61,500		28,000		40,368		43,646		35,599
Long-term debt, from discontinued
operations, including current portion	-		22,675	[a]	21,731	[a,b]	12,001	[a,b]	11,940	[b]
Stockholders’ equity	152,400		133,946		94,167		88,196		86,821

a.	Relates to the operations, assets and liabilities of Escarpment Village, which we sold in October 2007 (see Note 7).
b.	Relates to the operations, assets and liabilities of 7000 West, which we sold in March 2006 (see Note 7).

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

Our principal real estate holdings are currently in southwest Austin, Texas. As of December 31, 2007, our most significant holding is the 1,678 acres of residential, multi-family and commercial property and 25 developed residential estate lots located within the Barton Creek community. We also own approximately 350 acres of undeveloped commercial property and approximately 37 acres of commercial property under development within the Circle C Ranch (Circle C) community. Our other properties in the Circle C community include Meridian, which is an 800-lot residential development. At December 31, 2007, Meridian consisted of approximately 249 acres under development and 58 developed residential lots. Our remaining Austin holdings at December 31, 2007, consisted of 223 acres of commercial property and two 75,000-square-foot office buildings, one of which is 90 percent leased and the other of which is approximately 94 percent leased, at 7500 Rialto Boulevard located within Lantana.

In January 2004, we acquired approximately 68 acres of land in Plano, Texas, which we refer to as Deerfield. At December 31, 2007, our Deerfield property consisted of the final 21 developed residential lots, which were sold in January 2008. We also own two acres of undeveloped commercial property in San Antonio, Texas.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development. With Trammell Crow, we have completed brown field remediation and permitting of the property and are now proceeding with infrastructure development.

In December 2006, we acquired a city block in downtown Austin for $15.1 million. The project, known as Block 21, is planned for a mixture of hotel, residential, retail, office and entertainment uses on approximately two acres. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. On May 8, 2007, we announced our partnership with Canyon-Johnson Urban Fund II, L.P., a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City of Austin (the City) and the grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007.

In 2006, we sold our two 70,000-square-foot office buildings at 7000 West William Cannon Drive (7000 West), known as the Lantana Corporate Center for $22.3 million. On October 12, 2007, we sold Escarpment Village, which is a 168,000 square-foot retail center anchored by a grocery store in the Circle C community, for $46.5 million, before closing costs and other adjustments. Accordingly, we have reported 7000 West’s and Escarpment Village’s assets, liabilities and results of operations as discontinued operations (see “Discontinued Operations” and Note 7).

Real Estate Market Conditions
Factors that significantly affect United States real estate market conditions include interest rate levels and the availability of financing, the supply of product (i.e. developed and/or undeveloped land, depending on buyers’ needs) and current and anticipated future economic conditions. These market conditions historically move in periodic cycles, and can be volatile in specific regions. Because of the concentration of our assets primarily in the Austin, Texas area, market conditions in this region significantly affect our business.

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

The following chart compares Austin’s five-county metro area population and median family income for 1989 and 1999 and the most current information available for 2006 and 2007, based on U.S. Census Bureau data and City of Austin data.

City of Austin
Income
Population
Median Family Income (in thousands)
Metro Family Population (in millions)
$70
$60
$50
$40
$30
$20
$10
$0
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
$33,481
846,227
$54,091
1,249,763
$58,241
1,501,522
1989
1999
2006
2007

Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2006.

City of Austin
Sales Tax Revenues [a]

$139,289,000
$106,839,000
$47,172,000
$140
$120
$100
$80
$60
$40
$20
$0
(in millions)
1989
1999
2006

a.  Source: Comprehensive Annual Financial Report for the City of Austin, Texas.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City). Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005, market conditions have improved. The December 31, 2006 and 2007 vacancy percentages for various types of developed properties in Austin are noted below.

December 31,
	2006	2007
Building Type	Vacancy Factor
Industrial Buildings	12% [a]	6% [a]
Office Buildings (Class A)	13% [b]	14% [a]
Multi-Family Buildings	7% [a]	6% [a]
Retail Buildings	7% [c]	7% [a]

a.	Texas A&M University Real Estate Center: Texas Market News
b.	CB Richard Ellis: Austin Office MarketView
c.	NAI Global Commercial Real Estate Services

BUSINESS STRATEGY

Our financial condition and results of operations are highly dependent upon market conditions in Austin. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005, market conditions have improved. In the fourth quarter of 2007, the real estate market in the United States began to show signs of weakness, as credit markets became unpredictable and mixed views developed regarding the economy. Our future performance may in part be dependent upon the credit markets settling and the underlying strength of the U.S. economy.

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

DEVELOPMENT AND OTHER ACTIVITIES

Block 21.  In April 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. On May 8, 2007, we announced our partnership with Canyon-Johnson Urban Fund II, L.P., a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City and the grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007.

Lantana.  Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of December 31, 2007. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In September 2006, we completed a second 75,000-square-foot office building at 7500 Rialto Boulevard in response to increased demand for office space within Lantana. As of December 31, 2007, we had leased approximately 94 percent of the space at the second office building and the original office building is 90 percent leased.

Barton Creek Community.  In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. At December 31, 2007, our remaining unsold developed lots within the Barton Creek Community included:  Calera Drive – 8 lots, Amarra – 7 lots, Calera Court – 6 lots, Wimberly Lane Phase II – 2 lots and Mirador – 2 lots.

In 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. The homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots. The deposit was used to pay ongoing development costs of the lots. The deposit will be applied against subsequent purchases of lots by the homebuilder after certain thresholds are achieved and will be recognized as income as lots are sold. The lots are being sold on a scheduled takedown basis, with the initial six lots sold in December 2004 following completion of subdivision utilities. The average purchase price for each of the 41 lots is $150,400, subject to a six percent annual escalator commencing in December 2004. As of December 31, 2007, the final two remaining lots are on schedule for sale in the first half of 2008.

During 2004, we began construction of courtyard homes at Calera Court, the initial phase of the Calera subdivision, which will include 16 homesites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of December 31, 2007, only eight lots remained unsold at Calera Drive. Development of the final phase, known as Verano Drive, will include 71 single-family lots. Construction of the final phase of Calera began in the first quarter of 2007 and was completed in early 2008.

In the second quarter of 2007, we completed the first phase of the Barton Creek Village. The first phase includes a 22,000-square-foot retail building. In July 2007, we began construction of a 3,300-square-foot bank building within this retail complex, and it was completed in early 2008. Construction of the second retail building will begin by the second half of 2008.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion is expected in the first quarter of 2008. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2008.

We estimate our sales from the first three phases of Meridian will total at least 30 lots for $2.0 million during the first quarter of 2008.

Deerfield.  In January 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. The property was zoned and subject to a preliminary subdivision plan for 234 residential lots. We executed agreements with a national homebuilder, whereby the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million non-refundable option payment was applied against subsequent purchases of lots by the homebuilder after certain thresholds were achieved and was recognized by us as income as lots were sold. In October 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. In January 2008, we sold the final 21 lots for $1.4 million.

Crestview Station.  In November 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed brown field environmental remediation and permitting of the property and are now proceeding with infrastructure development. In September 2007, the State of Texas certified that the remediation was complete. At December 31, 2007, our investment in the Crestview Station project totaled $4.2 million and the joint venture partnership had $2.6 million of outstanding debt, of which each joint venture partner guarantees $1.3 million.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	2007	2006	2005
Revenues:
Real estate operations	$24,083	$60,213	$33,841
Commercial leasing	3,081	1,662	1,353
Total revenues	$27,164	$61,875	$35,194

Operating income	$2	$23,349	$8,336

(Provision for) benefit from income taxes	$(1,670)	$8,344	$(73)

Income from continuing operations	$2,589		$31,793		$7,960
Income from discontinued operations	10,766	[a]	8,495	[b]	514
Net income	$13,355		$40,288		$8,474

a.	Includes a gain on sale of Escarpment Village $11.0 million, net of taxes of $5.1 million.
b.	Includes a gain on sale of 7000 West of $8.3 million, net of taxes of $1.5 million.

Our deferred tax assets at December 31, 2005, totaled $19.5 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In 2006, we sold 7000 West (see Note 7) and 58 acres at our Lantana property. These transactions generated pre-tax income of approximately $26 million and, along with our current homebuilder contract arrangements and projected levels of future sales, provide sufficient evidence that we will more likely than not be able to realize the majority of our deferred tax assets. As a result, income from continuing operations for 2006 included an $8.3 million tax benefit, $1.14 per basic share and $1.09 per diluted share, resulting from the reversal of a portion of our deferred tax asset valuation allowance.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	2007	2006	2005
Revenues:
Developed property sales	$21,388	$33,459	$25,453
Undeveloped property sales	1,082	24,929	7,550
Commissions, management fees and other	1,613	1,825	838
Total revenues	24,083	60,213	33,841

Cost of sales, including depreciation	(15,754)	(29,223)	(19,770)
General and administrative expenses	(6,119)	(6,280)	(4,346)

Operating income	$2,210	$24,710	$9,725

Developed Property Sales. Property sales for the last three years follow (revenues in thousands):

	2007		2006		2005
	Lots	Revenues	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Drive	2	$ 809	24	$10,363	19	$7,101
Calera Court Courtyard Homes	2	1,307	5	2,922	2	945
Mirador Estate	3	2,334	7	3,791	7	3,912
Wimberly Lane Phase II
Standard Homebuilder	12	2,114	11	1,804	10	1,564
Estate	-	-	-	-	6	1,851
Escala Drive Estate	-	-	1	695	9	4,882
Amarra Drive Phase I	1	1,250	-	-	-	-

Circle C
Meridian	138	8,898	166	9,881	14	949

Deerfield	70	4,676	60	4,003	68	4,249
Total Residential	228	$21,388	274	$33,459	135	$25,453

Undeveloped Property Sales. During 2007, we sold a five-acre tract at Circle C for $1.1 million.

During 2006, we sold a 7.5-acre tract in the Barton Creek community for $1.5 million, a 58-acre tract at Lantana to AMD for $21.2 million of which $0.5 million represented a reimbursement of certain costs which we recorded as a reduction of cost of sales and an approximate 29-acre tract in Circle C for $2.7 million.

During 2005, we sold a 38-acre tract within the Barton Creek Community for $5.0 million and a 42-acre tract within the Circle C community for $2.6 million.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $1.6 million in 2007, compared to $1.8 million in 2006, and included sales of our development fee credits to third parties totaling $0.8 million in 2007 and $1.3 million in 2006. We received these development fee credits as part of the Circle C settlement (see Note 8).

Commissions, management fees and other revenues totaled $1.8 million in 2006, compared to $0.8 million in 2005, and included sales of our development fee credits to third parties totaling $1.3 million in 2006 and $0.5 million in 2005.

Cost of Sales.  Cost of sales totaled $15.8 million in 2007 and $29.2 million in 2006. Cost of sales for 2007 included reductions totaling $1.7 million for Barton Creek Municipal Utility District (MUD) reimbursements. Cost of sales for 2007 also decreased compared to 2006 primarily because of a decrease in developed property sales in 2007. Cost of sales increased to $29.2 million in 2006 from $19.8 million in 2005, primarily because of increases in lot sales and other land sales in 2006.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at 7500 Rialto Boulevard. As of December 31, 2007, the original office building was 90 percent leased and the second building, which was completed in September 2006, was approximately 94 percent leased. Rental income increased in 2007 compared to 2006 primarily because of the increase in occupancy of the second office building during 2007; whereas, the second building was only 50 percent leased as of December 31, 2006. Rental income increased in 2006 compared to 2005 because of the completion and partial occupancy of the second office building during the second half of 2006. Summary commercial leasing operating results follow (in thousands):

	2007	2006	2005
Rental income	$3,081	$1,662	$1,353
Rental property costs	(3,264)	(1,718)	(1,456)
Depreciation	(1,115)	(725)	(613)
General and administrative expenses	(910)	(580)	(673)
Operating loss	$(2,208)	$(1,361)	$(1,389)

Other Financial Results
General and administrative expenses increased to $7.0 million in 2007 from $6.9 million in 2006, primarily because of higher compensation costs. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R.” Stock-based compensation costs charged to general and administrative expenses totaled $0.9 million in 2007, $0.8 million in 2006 and $0.3 million in 2005.

General and administrative expenses totaled $6.9 million in 2006 and $5.0 million in 2005. The increase in 2006 compared to 2005 primarily relates to higher compensation costs, including stock-based compensation costs.

Non-Operating Results
In connection with the sale of an oil and gas property in 1993, we indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. The property was subsequently sold to other parties, most recently in 2007. After assessing available information concerning the terms of the 2007 sale and the new purchaser’s future plans for the property, we concluded that our obligation to the seller still exists and did not transfer to the new purchaser. Additionally, we concluded that the new purchaser’s assumption of all abandonment obligations, along with its significant financial investment and expanded development plans for the property, make the likelihood of our being required to satisfy this contingent abandonment obligation remote. As a result, we reversed our $3.0 million reserve and recorded the same amount as other income in 2007.

Interest expense, net of capitalized interest, totaled $0.1 million in 2007, $0.3 million in 2006 and $0.5 million in 2005 (see Note 4). Capitalized interest totaled $2.8 million in 2007, $2.0 million in 2006 and $3.3 million in 2005. The decrease in net interest expense in 2007 is related to the financing for Escarpment Village project which is included in discontinued operations.

Interest income totaled $0.8 million in 2007, $0.4 million in 2006 and $0.2 million in 2005. Interest income included interest on Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.5 million in 2007 and $0.1 million in each of 2006 and 2005.

DISCONTINUED OPERATIONS

On October 12, 2007, we sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under our loan from Teachers Insurance and Annuity Association of America (TIAA). We used a portion of the net proceeds from the sale to pay the outstanding balance on the $45.0 million Comerica revolving credit facility and will use the remainder of the net proceeds for general corporate purposes. We recorded a gain of $16.1 million ($11.0 million net of taxes or $1.46 per basic share and $1.43 per diluted share) on the sale.

Upon completion of the sale of Escarpment Village, we ceased all involvement with the Escarpment Village shopping center. The results of operations, assets and liabilities of Escarpment Village, which have been classified as discontinued operations in our consolidated financial statements, previously represented a component of our commercial leasing segment. We earned rental income from Escarpment Village totaling $2.8 million in 2007 and $2.1 million in 2006.

On March 27, 2006, we sold our two 70,000-square-foot office buildings at 7000 West, known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share). CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan.

Upon completion of the sale of 7000 West, we ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment. We earned rental income of $1.1 million in 2006 and $3.6 million in 2005 from the two fully leased office buildings at 7000 West.

Income from discontinued operations totaled $10.8 million, including an $11.0 million gain net of taxes on the Escarpment Village sale, in 2007, and $8.5 million, including a $7.3 million gain net of taxes on the 7000 West sale in 2006.

CAPITAL RESOURCES AND LIQUIDITY

Comparison Of Year-To-Year Cash Flows
Operating activities provided cash of $25.7 million in 2007, $44.3 million in 2006 and $37.4 million in 2005, including cash provided by (used in) discontinued operations totaling $10.3 million in 2007, $(5.3) million in 2006 and $3.2 million in 2005. Compared to 2006, operating cash flows in 2007 improved primarily because of the sale of Escarpment Village. Compared to 2005, operating cash flows in 2006 improved primarily because of the increase in sales activities.

Cash used in investing activities totaled $22.9 million in 2007, including $10.9 million provided by discontinued operations (see “Discontinued Operations” and Note 7). Cash used in investing activities totaled $41.9 million in 2006 including $2.5 million of cash provided by discontinued operations. Cash used in investing activities totaled $39.3 million in 2005, including $14.7 million used in discontinued operations. In December 2006, we acquired approximately two acres comprising a city block in downtown Austin, Texas, for $15.1 million. Other real estate development expenditures for 2007 and 2006 included development costs for properties in the Barton Creek, Lantana and Circle C communities. Expenditures for commercial leasing properties for 2007 primarily related to the first retail building at Barton Creek Village. Commercial leasing expenditures for 2006 primarily related to the second building at 7500 Rialto Boulevard, which was completed in September 2006. In 2005, development of our commercial leasing properties included the completion of certain tenant improvements to our 7500 Rialto Boulevard office building. Expenditures were partly offset by MUD reimbursements of $2.6 million in 2007, $1.3 million in 2006 and $4.6 million in 2005.

Our financing activities in 2007 include $15.0 million of borrowings under our unsecured term loans, $21.5 million of borrowings under the new Lantana promissory note and $3.0 million of net repayments on our revolving line of credit. In 2007, we also used $1.5 million to repurchase shares of our common stock on the open market. During 2006, our financing activities included net repayments of $12.7 million on our revolving line of credit and net repayments of $14.4 million on our project construction loans. In December 2006, we entered into two separate new loan agreements with First American Asset Management (FAAM) to borrow $15.0 million to fund the purchase of the land being used in connection with our Block 21 project. Financing activities provided cash of $3.4 million in 2005, including net cash provided by discontinued operations totaling $9.7 million. During 2005, our financing activities reflected $4.7 million of net payments under our revolving line of credit and $1.4 million of net borrowings from our project construction loans. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2007.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During 2007, we purchased 45,449 shares for $1.5 million, a $31.97 per share average. During the first quarter of 2008 through March 10, 2008, we purchased 8,575 shares for $0.3 million, a $29.37 per share average. As of March 10, 2008, a total of 415,786 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $4.2 million is currently available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

The following table summarizes our contractual cash obligations as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Debt	$242	$279	$297	$40,315	$334	$20,033	$61,500
Construction contracts	11,674	-	-	-	-	-	11,674
Operating lease	154	38	5	-	-	-	197
Total	$12,070	$317	$302	$40,315	$334	$20,033	$73,371

We had commitments under noncancelable open contracts totaling $11.7 million at December 31, 2007. These commitments include the following contracts that we entered into in 2007:

●	Thirteen contracts totaling $3.9 million for infrastructure work in connection with new residential subdivisions at Barton Creek with a remaining balance of $0.3 million at December 31, 2007;
●	A $2.5 million contract for the construction of a 20,000 square-foot retail center at Circle C with a remaining balance of $1.1 million at December 31, 2007;
●	Three contracts totaling $1.3 million for the final three condominium units at Calera Court in Barton Creek with the entire balance remaining at December 31, 2007;
●	A $3.8 million contract for infrastructure work in connection with new residential subdivisions at Meridian in Circle C with a remaining balance of $1.2 million at December 31, 2007; and
●	$14.3 million in contracts in connection with architectural, design and engineering work for Block 21 with a remaining balance of $7.6 million at December 31, 2007.

In addition to the contracts noted above, we also had $0.1 million of outstanding commitments at December 31, 2007, on other ongoing Lantana, Meridian and Barton Creek development contracts.

In early 2008, we entered into additional contracts for $2.7 million for infrastructure work associated with new residential subdivisions at Barton Creek and an additional $0.7 million in contracts related to Block 21.

For a further discussion of our debt obligations, see “Credit Facility and Other Financing Arrangements” below.

Credit Facility and Other Financing Arrangements
A summary of our outstanding borrowings (in thousands) and a discussion of our financing arrangements follow.

	December 31,
	2007	2006
Unsecured term loans	$40,000	$25,000
Lantana Promissory Note	21,500	-
TIAA mortage	-	22,675	[a]
Comerica revolving credit facility	-	3,000
Total debt	$61,500	$50,675

a.	Assumed by purchaser of Escarpment Village.

Credit Facility.  We established a banking relationship with Comerica in 1999 that has substantially enhanced our financial flexibility. In September 2005, we replaced our $30.0 million credit facility with a $45.0 million Comerica revolving credit facility, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. The facility allows us to purchase up to $6.5 million of our outstanding common stock after September 30, 2005. In May 2006, we entered into a modification and extension agreement to extend the maturity and decrease the interest rate on the Comerica revolving credit facility. In May 2007, we entered into another modification and extension agreement to extend the maturity and further decrease the interest rate on the revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for our Calera Court project, matures on May 30, 2009. Interest on the facility now accrues, at our option, at Comerica’s rate minus 1.10 percent or London Interbank Offered Rate (LIBOR) plus 1.65 percent, subject to a minimum annual rate of 5.0 percent. Security for obligations outstanding under the facility includes our properties within the Barton Creek community and certain of our properties within Lantana and the Circle C community. At December 31, 2007, no amounts were outstanding under the revolving credit facility.

Unsecured Term Loans.  We have $40.0 million of borrowings outstanding under seven unsecured term loans with First American Asset Management (FAAM), including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

In December 2006, we amended our two unsecured $5.0 million term loans with FAAM. The amended agreements extend the maturities of both loans and decrease the annual interest rates on both loans to 6.56 percent.

In December 2006, we also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to purchase the land being used in connection with our Block 21 project. Amounts borrowed under both loans bear interest at an annual rate of 6.56 percent.

In June 2007, we entered into three separate loan agreements with FAAM. Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under our revolving credit facility with Comerica, and the remainder was used for operations, capital expenditures and other development costs, including Block 21.

The loan agreements contain customary financial covenants and other restrictions. The loans may be prepaid subject to certain reinvestment charges as further described in the related promissory notes. The annual interest rate under the loan agreements is 6.915 percent. Repayments under the loan agreements can be accelerated upon the occurrence of certain customary events of default.

Lantana Promissory Note.  On December 14, 2007, our wholly owned subsidiary, Lantana Office Properties I, L.P., (“Lantana”), signed a promissory note to The Lincoln National Life Insurance Company. Under the terms of the note, Lantana borrowed $21.5 million, which will be used for development costs and general corporate purposes. The note matures on January 1, 2018. The note contains customary financial covenants and other restrictions. The note bears interest at a rate of 5.99 percent per year.

Prepayment of the note is prohibited prior to February 1, 2010. Prepayment of the note in whole, subsequent to February 1, 2010, is subject to a prepayment premium of the greater of (1) one percent of the outstanding principal balance of the note on the prepayment date or (2) the result of the sum of the present values of the remaining payments due from the prepayment date through the maturity date minus the outstanding principal balance of the note as of the prepayment date. Prepayment of the note in part is prohibited. Repayments under the note can be accelerated by the lender upon the occurrence of certain customary events of default.  Lantana’s obligations under the note are secured by a first lien on real property and improvements and an assignment of rents and present and future leases related to the office buildings at 7500 Rialto Boulevard.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statements under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our valuation of investment real estate and commercial leasing assets, our allocation of indirect costs, revenue recognition and valuation allowances for deferred tax assets.

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

Our expected future cash flows are affected by many factors including:
•	The economic condition of the Austin, Texas, market;
•	The performance of the real estate industry in the markets where our properties are located;
•	Our financial condition, which may influence our ability to develop our real estate; and
•	Governmental regulations.

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

•     Deferred Tax Assets.  Our deferred tax assets at December 31, 2005, totaled $19.5 million primarily from net operating loss credit carryforwards, and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely (see Note 5). In 2006, we sold 7000 West (see Note 7) and 58 acres at our Lantana property. These transactions generated pre-tax income of $25.6 million and along with our current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that we now believe it is more likely than not that we will be able to realize the majority of our deferred tax assets. At December 31, 2007, our net deferred tax assets totaled $6.9 million, net of $0.2 million valuation allowance. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. Should actual results differ materially from our estimates, we may need to reinstate a valuation allowance, which could materially impact our results of operations and financial position in future periods.

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we do not hedge our exposure to changes in interest rates. At December 31, 2007, $40.0 million of our total outstanding debt of $61.5 million bears interest at variable rates. A change of 100 basis points in annual interest rates for this variable-rate debt would have an approximate $0.4 million impact on annual interest costs.

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

NEW ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We did not recognize a change to our unrecognized tax benefits as a result of the implementation of FIN 48. The adoption of FIN 48 had no impact on our financial statements. We had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. generally accepted accounting principles (GAAP); rather this statement establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

Fair Value Option for Financial Assets and Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material impact on our financial reporting and disclosures.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF STRATUS PROPERTIES INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 14, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stratus Properties Inc.’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2007, our Company’s internal control over financial reporting is effective based on the COSO criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report dated March 14, 2008, which is included herein.

/s/ William H. Armstrong III	/s/ John E. Baker
William H. Armstrong III	John E. Baker
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of
$112 and $116, respectively	$40,985	$1,736
Accounts receivable	2,315	839
Notes receivable from property sales	311	26
Deposits, prepaid expenses and other	79	56
Deferred tax asset	1,401	1,144
Discontinued operations (Note 7)	-	34,917
Total current assets	45,091	38,718
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	129,759	116,865
Property held for sale – undeveloped	16,523	16,345
Property held for use, net	24,421	18,874
Investment in unconsolidated affiliate	4,226	3,800
Deferred tax asset	5,534	7,105
Other assets	2,803	2,243
Total assets	$228,357	$203,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,324	$5,676
Accrued interest, property taxes and other	5,623	5,134
Current portion of long-term debt	242	-
Discontinued operations (Note 7)	-	24,678
Total current liabilities	12,189	35,488
Long-term debt (Note 4)	61,258	28,000
Other liabilities	2,510	6,516
Total liabilities	75,957	70,004

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized,
8,128 and 8,057 shares issued, respectively and
7,542 and 7,531 shares outstanding, respectively	81	81
Capital in excess of par value of common stock	195,898	188,873
Accumulated deficit	(29,300)	(42,655)
Common stock held in treasury, 586 shares and 526 shares,
at cost, respectively	(14,279)	(12,353)
Total stockholders’ equity	152,400	133,946
Total liabilities and stockholders' equity	$228,357	$203,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Real estate	$22,470	$58,388	$33,003
Rental income	3,081	1,662	1,353
Commissions, management fees and other	1,613	1,825	838
Total revenues	27,164	61,875	35,194
Cost of sales (Note 1):
Real estate, net	15,597	29,096	19,625
Rental	3,264	1,718	1,456
Depreciation	1,272	852	758
Total cost of sales	20,133	31,666	21,839
General and administrative expenses	7,029	6,860	5,019
Total costs and expenses	27,162	38,526	26,858
Operating income	2	23,349	8,336
Other income	3,000	-	-
Interest expense, net	(80)	(270)	(529)
Interest income	849	370	226
Equity in unconsolidated affiliate’s income	488	-	-
Income from continuing operations before income taxes	4,259	23,449	8,033
(Provision for) benefit from income taxes	(1,670)	8,344	(73)
Income from continuing operations	2,589	31,793	7,960
Income from discontinued operations,
net of taxes (Note 7)	10,766	8,495	514
Net income applicable to common stock	$13,355	$40,288	$8,474

Basic net income per share of common stock:
Continuing operations	$0.34	$4.35	$1.11
Discontinued operations	1.43	1.16	0.07
Basic net income per share of common stock	$1.77	$5.51	$1.18

Diluted net income per share of common stock:
Continuing operations	$0.34	$4.15	$1.04
Discontinued operations	1.40	1.11	0.07
Diluted net income per share of common stock	$1.74	$5.26	$1.11

Average shares of common stock outstanding:
Basic	7,554	7,306	7,209
Diluted	7,677	7,658	7,636

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$13,355	$40,288	$8,474
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from discontinued operations	(10,766)	(8,495)	(514)
Depreciation	1,272	852	758
Cost of real estate sold	14,262	23,827	17,057
Deferred income taxes	1,314	(6,431)	-
Stock-based compensation	1,534	1,095	310
Equity in unconsolidated affiliate’s income	(488)	-	-
Deposits	(1,372)	272	(274)
Long-term notes receivable	-	-	789
Other long-term liabilities	(3,000)	-	-
Other	(759)	986	1,021
(Increase) decrease in working capital:
Accounts receivable, prepaid expenses and other	(1,788)	(656)	(366)
Accounts payable, accrued liabilities and other	1,767	(2,131)	6,991
Net cash provided by continuing operations	15,331	49,607	34,246
Net cash provided by (used in) discontinued operations	10,333	(5,289)	3,178
Net cash provided by operating activities	25,664	44,318	37,424

Cash flow from investing activities:
Purchases and development of real estate properties	(34,528)	(36,278)	(25,058)
Development of commercial leasing properties and other
expenditures	(1,896)	(9,513)	(284)
Municipal utility district reimbursements	2,557	1,337	4,600
Investment in unconsolidated affiliate	-	-	(3,800)
Net cash used in continuing operations	(33,867)	(44,454)	(24,542)
Net cash provided by (used in) discontinued operations	10,930	2,520	(14,715)
Net cash used in investing activities	(22,937)	(41,934)	(39,257)

Cash flow from financing activities:
Borrowings from revolving credit facility	17,450	18,000	55,005
Payments on revolving credit facility	(20,450)	(30,677)	(59,684)
Borrowings from unsecured term loans	15,000	15,000	-
Borrowings from Lantana promissory note	21,500	-	-
Borrowings from project loans	-	1,214	7,647
Repayments on project loans	-	(15,593)	(6,248)
Net (payments for) proceeds from exercised stock options	(112)	(2,438)	639
Excess tax benefit from exercised stock options	4,845	1,111	-
Purchases of Stratus common shares	(1,453)	(565)	(3,342)
Bank credit facility fees	-	(810)	(388)
Net cash provided by (used in) continuing operations	36,780	(14,758)	(6,371)
Net cash (used in) provided by discontinued operations	(258)	12,428	9,731
Net cash provided by (used in) financing activities	36,522	(2,330)	3,360

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended December 31,
	2007	2006	2005
Net increase in cash and cash equivalents	39,249	54	1,527
Cash and cash equivalents at beginning of year	1,736	1,901	379
Cash and cash equivalents at end of year	40,985	1,955	1,906
Less cash restricted as to use	(112)	(116)	(387)
Less cash at discontinued operations	-	(219)	(336)
Unrestricted cash and cash equivalents at end of year	$40,873	$1,620	$1,183

Supplemental Information:
Interest paid	$1,146	$1,071	$1,085
Income taxes paid	$-	$952	$-

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended December 31,
	2007	2006	2005
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 8,057 shares in 2007,
7,485 shares in 2006 and 7,284 shares in 2005	81	74	72
Exercise of stock options and restricted stock representing 71
shares in 2007, 572 shares in 2006 and 201 shares in 2005	-	7	2
Balance at end of year representing 8,128 shares in 2007, 8,057
shares in 2006 and 7,485 shares in 2005	81	81	74

Capital in excess of par value:
Balance at beginning of year	188,873	182,007	181,145
Stock-based compensation expense, net of capitalized amounts	1,534	1,095	36
Exercised stock options and other	646	4,660	826
Tax benefit for stock option exercises	4,845	1,111	-
Balance at end of year	195,898	188,873	182,007

Accumulated deficit:
Balance at beginning of year	(42,655)	(82,943)	(91,417)
Net income	13,355	40,288	8,474
Balance at end of year	(29,300)	(42,655)	(82,943)

Unamortized value of restricted stock units:
Balance at beginning of year	-	(567)	(841)
Reclass unamortized value of restricted stock units on adoption
of new accounting standard	-	567	-
Amortization of related deferred compensation, net of forfeitures	-	-	274
Balance at end of year	-	-	(567)

Common stock held in treasury:
Balance at beginning of year representing 526 shares in 2007,
268 shares in 2006 and 63 shares in 2005	(12,353)	(4,404)	(763)
Shares purchased representing 45 shares in 2007,
23 shares in 2006 and 189 shares in 2005	(1,453)	(565)	(3,342)
Tender of 15 shares in 2007, 235 shares in 2006 and 16 shares
in 2005 for exercised stock options and restricted stock	(473)	(7,384)	(299)
Balance at end of year representing 586 shares in 2007,
526 shares in 2006 and 268 shares in 2005	(14,279)	(12,353)	(4,404)

Total stockholders’ equity	$152,400	$133,946	$94,167

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies
Operations and Basis of Accounting.  The real estate development and marketing operations of Stratus Properties Inc. (Stratus), a Delaware Corporation, are conducted primarily in Austin, Texas, through its wholly owned subsidiaries and through an unconsolidated joint venture (see “Investment in Unconsolidated Affiliate” below and Note 3). Stratus consolidates its wholly owned subsidiaries, which include: Stratus Properties Operating Co., L.P.; Circle C Land, L.P.; Lantana Office Properties I, L.P.; Austin 290 Properties, Inc.; Avalon Realty Company, L.L.C.; Stratus Management L.L.C.; Stratus Realty Inc.; Longhorn Properties Inc.; Stratus Investments L.L.C., STRS Plano, L.P., Southwest Property Services L.L.C., Stratus Block 21 Investments, L.P., Calera Court, L.P.; Meridian Development L.P.; Oly Stratus Barton Creek I JV and STRS L.L.C. All significant intercompany transactions have been eliminated in consolidation. On March 27, 2006, Stratus sold Stratus 7000 West Joint Venture (7000 West) and on October 12, 2007, Stratus sold the Escarpment Village shopping center. As a result, 7000 West and Escarpment Village are reported as discontinued operations and the consolidated financial statements for all periods have been adjusted to reflect this presentation (see Note 7).

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

Cash Equivalents and Restricted Cash.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. Restricted cash includes $0.1 million held at December 31, 2007 and 2006, for payment of fractional shares resulting from the May 2001 stock split (see Note 6).

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

Investment in Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell, and includes acreage, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. Capitalized costs are assigned to individual components of a project, as practicable, whereas interest and other common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus recorded capitalized interest of $2.8 million in 2007, $2.0 million in 2006 and $3.3 million in 2005.

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

Accrued Property Taxes.  Stratus estimates its property tax accrual based on prior year property tax payments and other current events that may impact the payment. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $1.6 million at December 31, 2007 and $2.0 million at December 31, 2006.

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

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed. A summary of Stratus’ revenues follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Revenues:
Developed property sales	$21,388	$33,459	$25,453
Undeveloped property sales	1,082	24,929	7,550
Rental income	3,081	1,662	1,353
Commissions, management fees and other	1,613	1,825	838
Total revenues	$27,164	$61,875	$35,194

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Cost of developed property sales	$14,106	$19,627	$13,023
Cost of undeveloped property sales	326	7,473	4,564
Rental property costs	3,264	1,718	1,456
Allocation of overhead costs (see below)	3,235	2,811	2,277
Municipal utility district reimbursements (see below)	(1,724)	(92)	(126)
Depreciation	1,272	852	758
Other, net	(346)	(723)	(113)
Total cost of sales	$20,133	$31,666	$21,839

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.3 million in 2007, $0.2 million in 2006 and $0.2 million in 2005.

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

	Years Ended December 31,
	2007	2006	2005
Income from continuing operations	$2,589	$31,793	$7,960
Income from discontinued operations	10,766	8,495	514
Net income applicable to common stock	$13,355	$40,288	$8,474

Weighted average common shares outstanding	7,554	7,306	7,209
Add: Dilutive stock options	97	314	418
Restricted stock	26	38	9
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	7,677	7,658	7,636

Diluted net income per share of common stock:
Continuing operations	$0.34	$4.15	$1.04
Discontinued operations	1.40	1.11	0.07
Diluted net income per share of common stock	$1.74	$5.26	$1.11

Stock-Based Compensation Plans.  As of December 31, 2007, Stratus has two stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 6. Prior to January 1, 2006, Stratus accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, Stratus recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Prior to 2007, Stratus defined the market price as the average of the high and low price of Stratus common stock on the date of grant. Effective March 2007, in response to new Securities and Exchange Commission disclosure rules, Stratus now defines the market price for future grants as the closing price of Stratus common stock on the date of grant. Other awards of restricted stock units under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R. Results for prior periods have not been restated. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for employees to receive the next year’s vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-eligible employees, Stratus records one year of amortization of the awards’ value on the date of grant. In addition, prior to adoption of SFAS No. 123R, Stratus recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, Stratus’ net income for the year ended December 31, 2006, was $0.7 million ($0.10 per basic share and $0.09 per diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, if Stratus had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under Stratus’ stock-based compensation plans (in thousands, except per share amounts):

Net income applicable to common stock, as reported	$8,474
Add: Stock-based employee compensation expense
included in reported net income applicable to common
stock for restricted stock units	274
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards	(937)
Pro forma net income applicable to common stock	$7,811

Earnings per share:
Basic – as reported	$1.18
Basic – pro forma	$1.08

Diluted – as reported	$1.11
Diluted – pro forma	$1.03

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of Stratus’ stock option grants under SFAS No. 123 during the year ended December 31, 2005.

Options granted	7,750
Fair value per stock option	$11.48
Risk-free interest rate	4.33%
Expected volatility rate	46.2%
Expected life of options (in years)	10

New Accounting Standards.
Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. generally accepted accounting principles (GAAP); rather this statement establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Stratus is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial reporting and disclosures.

Fair Value Option for Financial Assets and Liabilities.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Stratus does not believe that the adoption of SFAS No. 159 will have a material impact on its financial reporting and disclosures.

2.    Real Estate, Commercial Leasing Assets and Facilities, net
Undeveloped acreage includes raw real estate that can be sold "as is" i.e. no infrastructure or development work has begun on such property. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it.

As of December 31, 2007, Stratus owns only six lots with homes either built or being built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been received.

	December 31,
	2007	2006
	(In Thousands)
Property held for sale – developed or under development:
Austin, Texas area	$128,586	$111,496
Other areas of Texas	1,173	5,369
	129,759	116,865
Property held for sale – undeveloped:
Austin, Texas area	16,489	16,311
Other areas of Texas	34	34
	16,523	16,345

Property held for use:
Commercial leasing assets, net of accumulated depreciation
of $3,202 in 2007 and $2,156 in 2006	23,800	18,445
Furniture, fixtures and equipment, net of accumulated
depreciation of $415 in 2007 and $428 in 2006	621	429
Total property held for use	24,421	18,874
	$170,703	$152,084

At December 31, 2007, Stratus’ investment in real estate includes approximately 2,541 acres of land located in Austin, Plano and San Antonio, Texas. The principal holdings of Stratus are located in the Austin area and consisted of 1,678 acres of residential, multi-family and commercial property and 25 developed residential estate lots within the Barton Creek community at December 31, 2007. Stratus also holds approximately 37 acres of commercial property under development and 350 acres of undeveloped commercial property within the Circle C Ranch (Circle C) community. Stratus’ other properties in the Circle C community include Meridian, which is an 800-lot residential development. At December 31, 2007, Meridian consisted of approximately 249 acres and 58 developed residential lots. Stratus’ remaining Austin holdings at December 31, 2007, consisted of 223 acres of commercial property and two 75,000-square-foot buildings, one of which is 90 percent leased and the other of which is approximately 94 percent leased, at 7500 Rialto Boulevard located within Lantana. In 2006, Stratus sold 7000 West (see Note 7) and on October 12, 2007, Stratus sold the Escarpment Village shopping center (see Note 7). At December 31, 2007, Stratus’ Deerfield project in Plano, Texas, consisted of the final 21 developed residential lots, which were sold in January 2008.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

3.     Investment in Unconsolidated Affiliate
In November 2005, Stratus formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line approved by City of Austin voters. With Trammell Crow, Stratus has completed brown field environmental remediation and permitting of the property and is now proceeding with infrastructure development. In September 2007, the State of Texas certified that the remediation was complete.

At December 31, 2007, Stratus’ investment in the Crestview Station project totaled $4.2 million and the joint venture partnership had $2.6 million of outstanding debt, of which each joint venture partner guarantees $1.3 million.

4.     Long-Term Debt
	December 31,
	2007	2006
	(In Thousands)
Comerica revolving credit facility, average rate 7.4% in 2007
and 7.2% in 2006	$-	$3,000
Unsecured term loans, average rate 6.7% in 2007
and 9.1% in 2006	40,000	25,000
Lantana promissory note, average rate 6.0% in 2007	21,500	-
Total	61,500	28,000
Less: Current portion	(242)	-
Long-term debt	$61,258	$28,000

Comerica Revolving Credit Facility.  In 2005, Stratus replaced its $30.0 million credit facility with a $45.0 million Comerica revolving credit facility, which sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained. The facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005, of which $4.4 million remains available at December 31, 2007. In May 2006, Stratus entered into a modification and extension agreement to extend the maturity and decrease the interest rate on the Comerica revolving credit facility. In May 2007, Stratus entered into another modification and extension agreement to extend the maturity and further decrease the interest rate on the revolving credit facility. The $45.0 million facility, of which $3.0 million is provided for the Calera Court project, matures on May 30, 2009. Interest on the facility now accrues, at Stratus’ option, at Comerica’s rate minus 1.10 percent or London Interbank Offered Rate (LIBOR) plus 1.65 percent, subject to a minimum annual rate of 5.0 percent. Security for obligations outstanding under the facility includes Stratus’ properties within the Barton Creek community and certain of Stratus’ properties within Lantana and the Circle C community. At December 31, 2007, no amounts were outstanding under the revolving credit facility.

Unsecured Term Loans.  Stratus has $40.0 million of borrowings outstanding under seven unsecured term loans with First American Asset Management (FAAM), including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

In December 2006, Stratus amended its two unsecured $5.0 million term loans with FAAM. The amended agreements extend the maturities of both loans and decrease the annual interest rates on both loans to 6.56 percent.

In December 2006, Stratus also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to purchase the land being used in connection with the Block 21 project. Amounts borrowed under both loans bear interest at an annual rate of 6.56 percent.

In June 2007, Stratus entered into three separate loan agreements with FAAM. Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under our revolving credit facility with Comerica, and the remainder was used for operations, capital expenditures and other development costs, including the Block 21 project.

The loan agreements contain customary financial covenants and other restrictions. The loans may be prepaid subject to certain reinvestment charges as further described in the related promissory notes. The annual interest rate under the loan agreements is 6.915 percent. Repayments under the loan agreements can be accelerated upon the occurrence of certain customary events of default.

Lantana Promissory Note.  On December 14, 2007, Stratus’ wholly owned subsidiary, Lantana Office Properties I, L.P., (“Lantana”), signed a promissory note to The Lincoln National Life Insurance Company. Under the terms of the note, Lantana borrowed $21.5 million, which will be used for development costs and general corporate purposes. The note matures on January 1, 2018. The note contains customary financial covenants and other restrictions and bears interest at a rate of 5.99 percent per year.

Prepayment of the note is prohibited prior to February 1, 2010. Prepayment of the note in whole, subsequent to February 1, 2010, is subject to a prepayment premium of the greater of (1) one percent of the outstanding principal balance of the note on the prepayment date or (2) the result of the sum of the present values of the remaining payments due from the prepayment date through the maturity date minus the outstanding principal balance of the note as of the prepayment date. Prepayment of the note in part is prohibited. Repayments under the note can be accelerated by the lender upon the occurrence of certain customary events of default. Lantana’s obligations under the note are secured by a first lien on real property and improvements and an assignment of rents and present and future leases related to the office buildings at 7500 Rialto Boulevard.

TIAA Mortgage.  In June 2006, Stratus entered into a 30-year, $22.8 million mortgage with a 10-year balloon payment from Teachers Insurance and Annuity Association of America (TIAA). Proceeds from the mortgage were used to repay outstanding amounts under Stratus’ Escarpment Village shopping center project loan and other outstanding project loan balances. The mortgage was assumed by the purchaser of Escarpment Village on October 12, 2007.

Maturities.  Maturities of long-term debt instruments based on the amounts and terms outstanding at December 31, 2007, totaled $0.2 million in 2008, $0.3 million in 2009, $0.3 million in 2010, $40.3 million in 2011, $0.3 million in 2012 and $20.0 million thereafter.

5.     Income Taxes
The components of deferred income taxes follow:

	December 31,
	2007	2006
	(In Thousands)
Deferred tax assets and liabilities:
Real estate and facilities, net	$4,096	$4,922
Alternative minimum tax credits and depletion allowance
(no expiration)	1,225	1,360
Employee benefit accruals	1,092	593
Accrued liabilities	496	1,646
Other assets	377	339
Net operating loss credit carryfowards	178	218
Other liabilities	(351)	(611)
Valuation allowance	(178)	(218)
	6,935	8,249
Current deferred tax asset	(1,401)	(1,144)
Long-term deferred tax asset	$5,534	$7,105

The income tax benefit (provision) attributable to income from continuing operations consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Current	$29	$95	$(154)
Deferred	(1,699)	8,249	81
(Provision for) benefit from income taxes	$(1,670)	$8,344	$(73)

Stratus’ deferred tax assets at December 31, 2005, totaled $19.5 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In 2006, Stratus sold 7000 West (see Note 7) and 58 acres at its Lantana property. These transactions generated pre-tax income of $25.6 million and along with Stratus’ current homebuilder contract arrangements and projected levels of future sales provide sufficient evidence that Stratus now believes it is more likely than not that it will be able to realize the majority of its deferred tax assets. As a result, 2006 net income from continuing operations included an $8.3 million tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance. Stratus recorded a (provision for) benefit from income taxes to discontinued operations totaling $(4.9) million in 2007 and $0.4 million in 2006.

On January 1, 2007, Stratus adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Stratus did not recognize a change to its unrecognized tax benefits as a result of the implementation of FIN 48. The adoption of FIN 48 had no impact on Stratus’ financial statements. Stratus had no unrecognized tax benefits as of January 1, 2007 or December 31, 2007.

Stratus files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2004, and state and local income tax examinations for the years prior to 2003. In completing its routine audit of Stratus’ Texas Franchise Tax account in September 2007, the Texas Comptroller of Public Accounts noted that no additional taxes were due from Stratus.

Reconciliations of the differences between the income tax provision computed at the federal statutory tax rate and the recorded income tax provision (benefit) follow:

	Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Income tax provision computed at the
federal statutory income tax rate	$1,491	35%	$8,166	35%	$2,991	35%
Adjustments attributable to:
Change in valuation allowance	-	-	(16,489)	(71)	(2,175)	(25)
State taxes and other	179	4	(21)	-	(743)	(9)
Income tax provision	$1,670	39%	$(8,344)	(36)%	$73	1%

6.     Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus’ 1998 Stock Option Plan and Stock Option Plan for Non-Employee Directors (the Plans) provide for the issuance of stock options, restricted stock units (see below) and stock appreciations rights (collectively stock-based compensation awards), adjusted for the effects of the reverse stock split transactions (see below), representing 550,000 shares of Stratus common stock at no less than market value at time of grant. In May 2002, Stratus’ shareholders approved the 2002 Stock Incentive Plan (the 2002 Stock Option Plan), which provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock.

Generally, stock-based compensation awards are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Awards for approximately 30,176 shares under the 1998 Stock Option Plan, 25,000 shares under the Stock Option Plan for Non-Employee Directors and 44,059 shares under the 2002 Stock Option Plan were available for new grants as of December 31, 2007.

Stock-Based Compensation Costs.  Compensation cost charged against earnings for stock-based awards is shown below (in thousands). Stock-based compensation costs are capitalized as appropriate, but such capitalization was not previously reflected in our pro-forma disclosures shown in Note 1 as amounts were not considered material.

	Years Ended December 31,
	2007	2006	2005
Stock options awarded to employees (including directors)	$508	$593	$-
Stock options awarded to nonemployees	-	2	36
Restricted stock units	1,312	792	274
Less capitalized amounts	(286)	(292)	-
Impact on income from continuing operations
before income taxes	$1,534	$1,095	$310

Options.  A summary of options outstanding as of December 31, 2007, and changes during the year ended December 31, 2007, follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	297,187	$12.55
Granted	7,500	32.85
Exercised	(92,125)	11.30
Balance at December 31	212,562	13.80	4.1	$4,281

Vested and exercisable at December 31	166,312	12.06	3.1	$3,639

Summaries of options outstanding and changes during the years ended December 31, 2006, and December 31, 2005, follow:
	2006		2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Option	of	Option
	Options	Price	Options	Price
Balance at January 1	838,336	$10.11	1,008,434	$9.19
Granted	7,500	26.44	7,750	18.22
Exercised	(548,649)	9.01	(177,848)	5.27
Balance at December 31	297,187	12.55	838,336	10.11

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2007 and 2006.

	2007	2006
Options granted	7,500	7,500
Grant-date fair value per stock option	$16.30	$14.57
Expected and weighted average volatility	41.8%	48.6%
Expected life of options (in years)	6.7	6.7
Risk-free interest rate	4.4%	4.7%

The total intrinsic value of options exercised during the year ended December 31, 2007, was $2.0 million. During 2007, 51,000 stock options with a weighted-average grant-date fair market value of $9.33 vested. As of December 31, 2007, there were 46,250 stock options unvested with a weighted-average grant-date fair market value of $11.88. As of December 31, 2007, Stratus had $0.5 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of nine months.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2007 and 2006 (in thousands, except Stratus shares tendered):

	2007	2006
Stratus shares tendered to pay the exercise price
and/or the minimum required taxes[a]	7,431	111,097
Cash received from stock option exercises	$132	$1,055
Actual tax benefit realized for the tax deductions
from stock option exercises	$4,845	$1,111
Amounts Stratus paid for employee taxes	$244	$3,495

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

Stratus granted 76,000 restricted stock units in 2007. A summary of outstanding unvested restricted stock units as of December 31, 2007, and activity during the year ended December 31, 2007 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	71,250
Granted	76,000
Vested	(25,750)
Balance at December 31	121,500	8.9	$4,124

The grant-date fair value of restricted stock units granted during the year ended December 31, 2007, was $2.4 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2007, was $0.8 million. As of December 31, 2007, Stratus had $2.0 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.6 years.

Share Purchase Program.  In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million revolving credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. Since 2004, Stratus has purchased 275,639 shares of its common stock for $5.6 million (a $20.34 per share average) under this program. Purchases include 45,449 shares for $1.5 million (a $31.97 per share average) in 2007, 22,806 shares for $0.6 million (a $24.77 per share average) in 2006 and 188,995 shares for $3.3 million (a $17.68 per share average) in 2005. The 2005 purchases include a privately negotiated purchase of 125,316 shares from a former executive for $2.3 million (an $18.13 per share average). As of March 10, 2008, 415,786 shares remain available under this program.

Stock Split Transactions.  In May 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. Stratus funded $0.5 million into a restricted cash account to purchase 42,000 post-stock split shares of its common stock. At December 31, 2007, $0.1 million of restricted cash remained to pay for fractional shares.

Employee Benefits.  Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Effective September 1, 2003, Stratus merged its money purchase plan into the 401(k) plan. The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.5 million in 2007, $0.3 million in 2006 and $0.2 million in 2005.

7.     Discontinued Operations
Income from discontinued operations reported in the consolidated statements of income included the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Escarpment Village	$15,712	$(119)	$-
7000 West	-	8,187	514
Income before income taxes from
discontinued operations	15,712	8,068	514
(Provision for) benefit from income taxes	(4,946)	427	-
Income from discontinued operations	$10,766	$8,495	$514

Escarpment Village.  On October 12, 2007, Stratus sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under Stratus’ loan from TIAA. Stratus recorded a gain of $16.1 million ($11.0 million net of taxes or $1.46 per basic share and $1.43 per diluted share) on the sale.

Upon completion of the sale of Escarpment Village, Stratus ceased all involvement with the Escarpment Village shopping center. The results of operations, assets and liabilities of Escarpment Village, which have been classified as discontinued operations in the accompanying consolidated financial statements, previously represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of Escarpment Village’s results of operations for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Rental income	$2,841	$2,132
Rental property costs	(1,547)	(630)
Depreciation	(680)	(727)
General and administrative expenses	(86)	(71)
Interest expense[a]	(1,024)	(869)
Interest income	70	46
Gain on sale	16,138	-
Provision for income taxes	(4,946)	-
Income (loss) from discontinued operations	$10,766	$(119)

a.	Relates to interest expense from the Escarpment Village project loan and the Escarpment Village loan from TIAA and does not include any additional allocations of interest.

The following summarizes Escarpment Village’s net assets at December 31, 2006 (in thousands):

Assets:
Cash and cash equivalents	$219
Current assets	3,713
Property held for use, net of accumulated
depreciation of $727	27,828
Long-term assets	3,157
Total assets	$34,917
Liabilities:
Current portion of long-term debt	$(311)
Other current liabilities	(1,468)
Long-term debt	(22,364)
Other long-term liabilities	(535)
Total liabilities	$(24,678)

7000 West.  On March 27, 2006, Stratus sold 7000 West to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.8 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share) in 2006. CarrAmerica paid $10.6 million cash to Stratus at closing and assumed the $11.7 million principal balance remaining under Stratus’ 7000 West project loan.

Upon completion of the sale of 7000 West, Stratus ceased all involvement with the 7000 West office buildings. The results of operations, assets and liabilities of 7000 West previously were reflected as a component of Stratus’ commercial leasing segment.

The table below provides a summary of 7000 West’s results of operations for years ended December 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Rental income	$1,057	$3,554
Rental property costs	(403)	(1,320)
Depreciation	-	(701)
General and administrative expenses	(48)	(302)
Interest expense[a]	(168)	(717)
Interest income	2	-
Gain on sale	9,762	-
Provision for income taxes	(1,588)	-
Income from discontinued operations	$8,614	$514

a.	Relates to interest expense from 7000 West project loan and does not include any additional allocations of interest.

8.     Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable open contracts totaling $11.7 million at December 31, 2007. These commitments include the following contracts that Stratus entered into in 2007:

●	Thirteen contracts totaling $3.9 million for infrastructure work in connection with new residential subdivisions at Barton Creek with a remaining balance of $0.3 million at December 31, 2007;
●	A $2.5 million contract for the construction of a 20,000 square-foot retail center at Circle C with a remaining balance of $1.1 million at December 31, 2007;
●	Three contracts totaling $1.3 million for the final three condominium units at Calera Court in Barton Creek with the entire balance remaining at December 31, 2007;
●	A $3.8 million contract for infrastructure work in connection with new residential subdivisions at Meridian in Circle C with a remaining balance of $1.2 million at December 31, 2007; and
●	$14.3 million in contracts in connection with architectural, design and engineering work for Block 21 with a remaining balance of $7.6 million at December 31, 2007.

In addition to the contracts noted above, Stratus also had $0.1 million of outstanding commitments at December 31, 2007, on other ongoing Lantana, Meridian and Barton Creek development contracts.

In early 2008, Stratus entered into additional contracts for $2.7 million for infrastructure work associated with new residential subdivisions at Barton Creek and an additional $0.7 million in contracts related to Block 21.

Operating Lease.  As of December 31, 2007, Stratus’ minimum annual contractual payments under its noncancelable long-term operating lease for its office space which extends to 2010 totaled $0.2 million in 2008 and less than $50,000 in total for both 2009 and 2010. Total rental expense under Stratus’ operating lease amounted to $0.2 million in 2007 and $0.1 million in each of 2006 and 2005.

Circle C Settlement.  On August 1, 2002, the City granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. Those approvals permitted development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects. As of December 31, 2007, Stratus has permanently used $6.5 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $3.5 million. Fee credits used for the development of Stratus’ properties effectively reduce the eventual basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $3.1 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2007. Unencumbered Credit Bank capacity was $5.4 million at December 31, 2007.

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

Stratus sold its remaining oil and gas properties in 1993. In connection with the sale of an oil and gas property, Stratus indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. The property was subsequently sold to other parties, most recently in 2007. After assessing available information concerning the terms of the 2007 sale and the new purchaser’s future plans for the property, Stratus concluded that its obligation to the seller still exists and did not transfer to the new purchaser. Additionally, Stratus concluded that the new purchaser’s assumption of all abandonment obligations, along with its significant financial investment and expanded development plans for the property, make the likelihood of Stratus being required to satisfy this contingent abandonment obligation remote. As a result, Stratus reversed its $3.0 million reserve and recorded the same amount as other income in 2007.

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

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. The first 75,000-square-foot building at 7500 Rialto Boulevard is 90 percent leased. The second 75,000-

square-foot building opened in September 2006 and is approximately 94 percent leased. Southwest Property Services L.L.C., which Stratus formed in 2004, manages these office buildings. The 7000 West and Escarpment Village operating results are reported as discontinued operations in the table below.

As of December 31, 2007, Stratus’ minimum rental income which includes scheduled rent increases, under noncancelable long-term leases which extend through 2025, totaled $2.7 million in 2008, $2.7 million in 2009, $2.2 million in 2010, $1.8 million in 2011, $1.8 million in 2012 and $6.6 million thereafter.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Year Ended December 31, 2007
Revenues	$24,083	$3,081	$-		$27,164
Cost of sales, excluding depreciation	(15,597)	(3,264)	-		(18,861)
Depreciation	(157)	(1,115)	-		(1,272)
General and administrative expenses	(6,119)	(910)	-		(7,029)
Operating income (loss)	$2,210	$(2,208)	$-		$2
Income from discontinued operations	$-	$10,766 [b]	$-		$10,766
Provision for income taxes	$1,670	$-	$-		$1,670
Capital expenditures	$34,528	$2,009	$-		$36,537
Total assets	$185,611	$35,773	$6,973	[c]	$228,357

Year Ended December 31, 2006
Revenues	$60,213	$1,662	$-		$61,875
Cost of sales, excluding depreciation	(29,096)	(1,718)	-		(30,814)
Depreciation	(127)	(725)	-		(852)
General and administrative expenses	(6,280)	(580)	-		(6,860)
Operating income (loss)	$24,710	$(1,361)	$-		$23,349
Income from discontinued operations	$-	$8,495 [d]	$-		$8,495
Benefit from income taxes	$8,344	$-	$-		$8,344
Capital expenditures	$36,278	$17,015	$-		$53,293
Total assets	$139,266	$56,021 [e]	$8,663	[c]	$203,950

Year Ended December 31, 2005
Revenues	$33,841	$1,353	$-		$35,194
Cost of sales, excluding depreciation	(19,625)	(1,456)	-		(21,081)
Depreciation	(145)	(613)	-		(758)
General and administrative expense	(4,346)	(673)	-		(5,019)
Operating income (loss)	$9,725	$(1,389)	$-		$8,336
Income from discontinued operations	$-	$514	$-		$514
Provision for income taxes	$73	$-	$-		$73
Capital expenditures	$39,733	$324	$-		$40,057
Total assets	$143,521	$21,682 [e,f]	$8,683		$173,886

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Includes an $11.0 million gain, net of taxes of $5.1 million, on the sale of Escarpment Village.
c.	Includes deferred tax assets resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance which was recorded as a benefit from income taxes (see Note 5).
d.	Includes an $8.3 million gain, net of taxes of $1.5 million, on the sale of 7000 West.
e.
Includes assets from the discontinued operations of Escarpment Village, which Stratus sold on October 12, 2007, totaling $34.9 million, net of accumulated depreciation of $0.7 million, at December 31, 2006 and $21.7 million at December 31, 2005. Escarpment Village previously represented a component of Stratus’ commercial leasing segment.

f.	Includes assets from the discontinued operations of 7000 West, which Stratus sold on March 27, 2006, totaling $12.2 million, net of accumulated depreciation of $4.6 million, at December 31, 2005. 7000 West previously represented a component of Stratus' commercial leasing segment.

10.    Quarterly Financial Information (Unaudited)

The quarterly financial information for the applicable 2007 and 2006 periods have been restated to reflect Escarpment Village and 7000 West as discontinued operations (see Note 7).

		Operating Income	Net Income	Net Income (Loss) Per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2007
1st Quarter	$5,316	$702	$738	$0.10	$0.10
2nd Quarter	6,788	585	241	0.03	0.03
3rd Quarter	8,036	(423)	(345)	(0.05)	(0.05)
4th Quarter	7,024	(862)	12,721	1.69	1.66
	$27,164	$2	$13,355	1.77	1.74

		Operating		Net Income Per Share
	Revenues	Income	Net Income	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2006
1st Quarter	$11,662	$1,867	$18,176	$2.51	$2.36
2nd Quarter	32,368	18,222	17,775	2.43	2.32
3rd Quarter	9,069	1,231	1,181	0.16	0.16
4th Quarter	8,776	2,029	3,156	0.43	0.41
	$61,875	$23,349	$40,288	5.51	5.26

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

(c)           Management’s annual report on internal control over financial reporting and the report thereon of PricewaterhouseCoopers LLP are included in Item 8. Financial Statements and Supplementary Data.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report on Form 10-K. Other information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1).                      Financial Statements.

Consolidated Balance Sheets, page 31.
Consolidated Statements of Income, page 32.
Consolidated Statements of Cash Flows, page 33.
Consolidated Statements of Changes in Stockholders’ Equity, page 35.

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

Date:  March 14, 2008

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

Date:  March 14, 2008

S-1

STRATUS PROPERTIES INC.
INDEX TO FINANCIAL STATEMENTS

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2007
(In Thousands)
SCHEDULE III
			Cost	Gross Amounts at
	Initial Cost		Capitalized	December 31, 2007			Number of Lots
		Bldg. and	Subsequent to		Bldg. and		and Acres		Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total	Lots	Acres	Depreciation	Acquired
Developed or Under Development[a]
Barton Creek, Austin, TXb	$13,736	$-	$53,055	$66,791	$-	$66,791	25	1,267	$-	1988
Deerfield, Plano, TX	543	-	630	1,173	-	1,173	21	-	-	2004
Circle C, Austin, TX	4,671	-	14,034	18,705	-	18,705	58	286	-	1992
Lantana, Austin, TX	567	-	13,457	14,024	-	14,024	-	223	-	1994
Block 21, Austin, TX	15,108	-	13,958	29,066	-	29,066	-	2	-	2006
Undeveloped[c]
Camino Real, San Antonio, TX	16	-	18	34	-	34	-	2	-	1990
Barton Creek, Austin, TX	6,372	-	1,385	7,757	-	7,757	-	411	-	1988
Circle C, Austin, TX	5,172	-	3,560	8,732	-	8,732	-	350	-	1992
Held for Use
Barton Creek Village, Austin, TX	47	5,110	-	47	5,110	5,157	-	-	84	2007
7500 Rialto Boulevard, Austin, TX	208	21,637	-	208	21,637	21,845	-	-	3,118	2002
Corporate offices, Austin ,TX	-	1,036	-	-	1,036	1,036	-	-	415	-
	$46,440	$27,783	$100,097	$146,537	$27,783	$174,320	104	2,541	$3,617

a.	Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.
b.
Includes 14 developed lots in the Calera subdivision, 7 developed lots in the Amarra Drive Phase I subdivision, 2 developed lots in the Wimberly Lane Phase II subdivision and 2 developed lots in the Mirador subdivision.

c.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$154,668	$133,936	$130,276
Acquisitions	-	15,108	-
Improvements and other	33,914	29,451	20,717
Cost of real estate sold	(14,262)	(23,827)	(17,057)
Balance, end of year	$174,320	$154,668	$133,936

The aggregate net book value for federal income tax purposes as of December 31, 2007 was $182.4 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$2,584	$2,016	$1,284
Retirement of assets	(239)	(284)	(26)
Depreciation expense	1,272	852	758
Balance, end of year	$3,617	$2,584	$2,016

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

10.1
Second Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank effective May 30, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated June 27, 2007.

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

10.26
Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated December 14, 2007.

Executive Compensation Plans and Arrangements (Exhibits 10.27 through 10.38)

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

10.29	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated. Incorporated by reference to Exhibit 10.23 to Stratus’ 2007 First Quarter Form 10-Q.

10.30	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.24 to Stratus’ 2007 First Quarter Form 10-Q.

10.31
Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of Stratus for the quarter ended June 30, 2005 (Stratus’ 2005 Second Quarter Form 10-Q).

10.32	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.26 to Stratus’ 2007 First Quarter Form 10-Q.

10.33	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.27 to Stratus’ 2007 First Quarter Form 10-Q.

10.34	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to Stratus’ 2005 Second Quarter Form 10-Q.

10.35	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to Stratus’ 2007 First Quarter Form 10-Q.

10.36	Stratus Director Compensation. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Stratus for the year ended December 31, 2005.

10.37
Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Stratus dated January 24, 2007.

10.38
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