Form 10-Q
period 2008-03-31
STRATUS PROPERTIES INC
filed 2008-05-12
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ÿAccelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On March 31, 2008, there were issued and outstanding 7,616,727 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$37,730	$40,873
Restricted cash	111	112
Accounts receivable	1,202	2,315
Notes receivable from property sales	306	311
Deposits, prepaid expenses and other	45	79
Deferred tax asset	1,279	1,401
Total current assets	40,673	45,091
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	130,556	129,759
Property held for sale – undeveloped	16,644	16,523
Property held for use, net	25,246	24,421
Investment in unconsolidated affiliate	2,782	4,226
Deferred tax asset	5,653	5,534
Other assets	2,920	2,803
Total assets	$224,474	$228,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,825	$6,324
Accrued interest, property taxes and other	2,598	5,623
Current portion of long-term debt	267	242
Total current liabilities	8,690	12,189
Long-term debt	61,190	61,258
Other liabilities	2,296	2,510
Total liabilities	72,176	75,957

Stockholders’ equity:
Preferred stock	-	-
Common stock	82	81
Capital in excess of par value of common stock	196,554	195,898
Accumulated deficit	(29,211)	(29,300)
Common stock held in treasury	(15,127)	(14,279)
Total stockholders’ equity	152,298	152,400
Total liabilities and stockholders’ equity	$224,474	$228,357

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Real estate	$3,904	$4,426
Rental income	951	670
Commissions, management fees and other	212	221
Total revenues	5,067	5,317
Cost of sales:
Real estate, net	3,218	1,593
Rental	816	758
Depreciation	383	277
Total cost of sales	4,417	2,628
General and administrative expenses	1,657	1,986
Total costs and expenses	6,074	4,614
Operating (loss) income	(1,007)	703
Interest expense, net	(330)	(3)
Interest income	949	504
Equity in unconsolidated affiliate’s income	556	-
Income from continuing operations
before income taxes	168	1,204
Provision for income taxes	(79)	(442)
Income from continuing operations	89	762
Loss from discontinued operations	-	(24)
Net income	$89	$738

Basic net income per share of common stock:
Continuing operations	$0.01	$0.10
Discontinued operations	-	-
Basic net income per share of common stock	$0.01	$0.10

Diluted net income per share of common stock:
Continuing operations	$0.01	$0.10
Discontinued operations	-	-
Diluted net income per share of common stock	$0.01	$0.10

Average shares of common stock outstanding:
Basic	7,567	7,549
Diluted	7,651	7,670

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities:
Net income	$89	$738
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss from discontinued operations	-	24
Depreciation	383	277
Cost of real estate sold	2,741	2,610
Deferred income taxes	3	93
Stock-based compensation	242	527
Equity in unconsolidated affiliate’s income	(556)	-
Distribution of unconsolidated affiliate’s income	1,044	-
Deposits	(1,012)	(446)
Other	(131)	(24)
(Increase) decrease in working capital:
Accounts receivable, prepaid expenses and other	512	(135)
Accounts payable, accrued liabilities and other	(2,712)	(2,228)
Net cash provided by continuing operations	603	1,436
Net cash used in discontinued operations	-	(169)
Net cash provided by operating activities	603	1,267

Cash flow from investing activities:
Purchases and development of real estate properties	(8,300)	(9,176)
Development of commercial leasing properties and other expenditures	(273)	(93)
Municipal utility district reimbursements	3,753	2,000
Return of investment in unconsolidated affiliate	1,596	-
Net cash used in continuing operations	(3,224)	(7,269)
Net cash used in discontinued operations	-	(29)
Net cash used in investing activities	(3,224)	(7,298)

Cash flow from financing activities:
Borrowings from revolving credit facility	-	10,950
Payments on revolving credit facility	-	(5,625)
Repayments on project loans	(43)	-
Net payments for exercised stock options	(291)	(38)
Excess tax benefit from exercised stock options	64	323
Purchases of Stratus common shares	(252)	(153)
Net cash (used in) provided by continuing operations	(522)	5,457
Net cash used in discontinued operations	-	(76)
Net cash (used in) provided by financing activities	(522)	5,381
Net decrease in cash and cash equivalents	(3,143)	(650)
Cash and cash equivalents at beginning of year	40,873	1,839
Cash and cash equivalents at end of period	37,730	1,189
Less cash at discontinued operations	-	(276)
Cash and cash equivalents at end of period	$37,730	$913

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2007 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at March 31, 2008, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain prior year amounts for discontinued operations have been reclassified.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the income from continuing operations, loss from discontinued operations and net income by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Income from continuing operations	$89	$762
Loss from discontinued operations	-	(24)
Net income	$89	$738

Weighted average common shares outstanding	7,567	7,549
Add: Dilutive stock options	70	103
Restricted stock	14	18
Weighted average common shares outstanding for
purposes of calculating diluted net income
per share	7,651	7,670

Diluted net income per share of common stock:
Continuing operations	$0.01	$0.10
Discontinued operations	-	-
Diluted net income per share of common stock	$0.01	$0.10

3.	INVESTMENT IN UNCONSOLIDATED AFFILIATE
In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line approved by City of Austin voters. With Trammell Crow, Stratus has completed environmental remediation and permitting of the property and is now proceeding with infrastructure development. In September 2007, the State of Texas certified that the remediation was complete.

At March 31, 2008, Stratus’ investment in the Crestview Station project totaled $2.8 million and the joint venture partnership had $3.6 million of outstanding debt, of which each joint venture partner guarantees $1.8 million.

Stratus has a 50 percent interest in the Crestview Station project, which it accounts for under the equity method in accordance with the provisions of the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

The unaudited condensed statement of income information for Crestview Station for the three months ended March 31, 2008, follows (in thousands):

Total revenues	$1,557
Net income	$1,112

During the three months ended March 31, 2007, the Crestview Station project recorded no revenues or expenses as the project was under development and all expenditures were capitalized as project costs.

4.	DEBT OUTSTANDING
At March 31, 2008, Stratus had total debt of $61.5 million, including $0.3 million of current debt, and total debt of $61.5 million at December 31, 2007. Stratus’ debt outstanding at March 31, 2008 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.5 million of borrowings outstanding under the Lantana Promissory Note, which matures in January 2018.

For a further discussion of Stratus’ debt see Note 4 of the Stratus 2007 Form 10-K.

5.	RESTRICTED CASH, INTEREST COST AND STOCK-BASED COMPENSATION
Restricted Cash.  Restricted cash totaling $0.1 million at March 31, 2008 and December 31, 2007, represents funds held for payment of fractional shares resulting from the May 2001 stock split (see Note 6 of the Stratus 2007 Form 10-K).

Interest Cost.  Interest expense excludes capitalized interest of $0.7 million in the first quarter of 2008 and $0.6 million in the first quarter of 2007.

Stock-Based Compensation.  Stock-based compensation costs are capitalized as appropriate. Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended
	March 31,
	2008	2007
Stock options awarded to employees (including directors)	$95	117
Restricted stock units	193	508
Less capitalized amounts	(46)	(98)
Impact on income from continuing operations
before income taxes	$242	527

For more information regarding Stratus’ stock-based awards see Notes 1 and 6 of the Stratus 2007 Form 10-K.

6.	DISCONTINUED OPERATIONS
On October 12, 2007, Stratus sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid approximately $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under Stratus’ loan from Teachers Insurance and Annuity Association of America (TIAA). Upon completion of the sale of Escarpment Village, Stratus ceased all involvement with the Escarpment Village shopping center. The results of operations of Escarpment Village, which have been classified as discontinued operations in the accompanying consolidated statements of income, previously represented a component of Stratus’ commercial leasing segment.

The table below provides a summary of Escarpment Village’s results of operations for the three months ended March 31, 2007 (in thousands):

Rental income	$889
Rental property costs	(344)
Depreciation	(262)
General and administrative expenses	(15)
Interest expense[a]	(330)
Interest income	25
Loss before income taxes	(37)
Benefit from income taxes	13
Loss from discontinued operations	$(24)

a.	Relates to interest expense from the Escarpment Village loan from TIAA and does not include any additional allocations of interest.

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2007 Form 10-K.

7.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana. In January 2008, Stratus sold the final lots of the Deerfield property in Plano, Texas, which is also included in the Real Estate Operations segment.

The Commercial Leasing segment primarily includes the two 75,000 square-foot office buildings at 7500 Rialto Boulevard of which one is 97 percent leased and the other is 94 percent leased as of March 31, 2008. In addition, the commercial leasing segment for first-quarter 2008 includes rental income from Barton Creek Village, which includes a retail building completed in second-quarter 2007 and a bank building completed in early 2008.

The Escarpment Village operating results are reported as discontinued operations for the three months ended March 31, 2007, in the table below.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended March 31, 2008
Revenues	$4,116	$951	$-		$5,067
Cost of sales, excluding depreciation	(3,218)	(816)	-		(4,034)
Depreciation	(46)	(337)	-		(383)
General and administrative expenses	(1,425)	(232)	-		(1,657)
Operating loss	$(573)	$(434)	$-		$(1,007)
Provision for income taxes	$(79)	$-	$-		$(79)
Capital expenditures	$8,300	$273	$-		$8,573
Total assets	$182,376	$34,978	$7,120	[b]	$224,474

Three Months Ended March 31, 2007
Revenues	$4,647	$670	$-		$5,317
Cost of sales, excluding depreciation	(1,593)	(758)	-		(2,351)
Depreciation	(32)	(245)	-		(277)
General and administrative expense	(1,721)	(265)	-		(1,986)
Operating income (loss)	$1,301	$(598)	$-		$703
Loss from discontinued operations	$-	$(24)	$-		$(24)
Provision for income taxes	$(442)	$-	$-		$(442)
Capital expenditures	$9,176	$122	$-		$9,298
Total assets	$142,836	$56,224 [c]	$8,557	[b]	$207,617

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.
c.
Includes assets from the discontinued operations of Escarpment Village, which Stratus sold on October 12, 2007, totaling $34.7 million, net of accumulated depreciation of $1.0 million, at March 31, 2007.

8.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P. AND LOAN AGREEMENT
Effective May 1, 2008, Stratus entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (“Canyon-Johnson”) with respect to the development of Block 21, a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the “Project”). Stratus’ initial capital contribution to the joint venture consisted of the 1.76 acre tract of land known as Block 21 and the related property and development agreements.

In connection with the formation of the joint venture, Stratus received a capital contribution credit from Canyon-Johnson of approximately $32.2 million. Stratus is the manager of the joint venture and has a 40 percent interest in the joint venture. Canyon-Johnson has a 60 percent interest in the joint venture. Canyon-Johnson contributed initial capital and will contribute additional capital until certain capital contribution requirements are met. In the aggregate, Canyon-Johnson will contribute 60 percent of the joint venture’s required capital and Stratus will contribute 40 percent. The maximum capital contributions shall not exceed $52.0 million for Stratus and $73.7 million for Canyon-Johnson.

A Stratus subsidiary has been designated as the developer of Block 21 and will be paid a $6.0 million developer’s fee over the term of construction.

On May 2, 2008, the joint venture entered into a construction loan agreement with Corus Bank, N.A., (the “Loan Agreement”) to finance the construction of the Project. Pursuant to the Loan Agreement, the joint venture may borrow up to an aggregate of $165.0 million to fund the construction, development and marketing costs of the Project.

The Loan Agreement contains customary financial covenants and other restrictions. Amounts borrowed under the Loan Agreement bear interest at an annual rate equal to the greater of (1) the sum of 3.5 percent per year plus the three month London Interbank Offered Rate quoted in the Money Rates section of The Wall Street Journal or (2) 6.5 percent.

Optional prepayments during the twelve months immediately following the execution of the Loan Agreement are not permitted. From May 2, 2009 through November 2, 2010, optional prepayments of the loan are permitted, subject to a prepayment premium. Optional prepayments made after November 2, 2010 are not subject to prepayment premiums. Repayments made from proceeds of the sale of residential condominiums or other components of the Project are permitted, beginning after the first year of the loan, without prepayment penalty. Repayments under the Loan Agreement may be accelerated by the lenders upon the occurrence of customary events of default. The Loan Agreement matures on September 2, 2011. Certain obligations of the joint venture under the Loan Agreement are guaranteed by Stratus, including construction and completion of the Project, environmental indemnification and joint and several liability for the payment of $20.0 million of the principal of the loan.

9.	NEW ACCOUNTING STANDARDS
Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. GAAP but rather establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, Stratus adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. This partial adoption of SFAS No. 157 did not impact Stratus’ financial reporting and disclosures as Stratus did not have financial assets and liabilities subject to fair value measurement on a recurring basis. Stratus is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis will have on its financial reporting and disclosures.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The consolidated financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 9, 2008) is included below. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such financial information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Stratus Properties Inc.:

We have reviewed the accompanying consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of March 31, 2008 and the related consolidated statements of income for each of the three-month periods ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated March 14, 2008, we expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph for the Company’s change in accounting for stock-based compensation. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
May 9, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2007 Annual Report on Form 10-K (2007 Form 10-K). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements, unless otherwise stated.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. We also own undeveloped commercial property in San Antonio, Texas. Our developed lots, developed or under development acreage and undeveloped acreage as of March 31, 2008, are provided in the following table.

			Acreage
			Developed or Under Development						Undeveloped
	Developed		Single		Multi-				Single			Total
	Lots		Family		family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	24		642		249	376		1,267	391	20	411	1,678
Lantana	-		-		-	223		223	-	-	-	223
Circle C	67	[a]	181	[a]	-	37		218	-	350	350	568
Block 21	-		-		-	2	[b]	2	-	-	-	2
San Antonio
Camino Real	-		-		-	-		-	-	2	2	2
Total	91		823		249	638		1,710	391	372	763	2,473

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our remaining Austin holdings at March 31, 2008, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in Lantana.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development.

On October 12, 2007, we sold Escarpment Village, which is a 168,000 square-foot retail center anchored by a grocery store in the Circle C Ranch (Circle C) community, for $46.5 million, before closing costs and other adjustments. Accordingly, we have reported Escarpment Village’s results of operations for the three months ended March 31, 2007, as discontinued operations.

BUSINESS STRATEGY

Our financial condition and results of operations are highly dependent upon market conditions in Austin. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005, market conditions improved. In the fourth quarter of 2007, the real estate market in the United States began to show signs of weakness, as credit markets became unpredictable and mixed views developed regarding the economy.

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

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties. In addition, we continue to pursue additional development opportunities, and believe we can obtain bank financing for developing our properties at a reasonable cost. See “Risk Factors” located in Item 1A. of our 2007 Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

Block 21.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel and Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), a joint venture between the Los Angeles-based Canyon Capital Realty Advisors and Earvin "Magic" Johnson, for the development of Block 21. We have begun the permitting process with the City and the grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of Block 21 (see Note 8).

Lantana.  Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of March 31, 2008. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In 2006, we completed a second 75,000-square-foot office building at 7500 Rialto in response to increased demand for office space within Lantana. As of March 31, 2008, we had leased approximately 97 percent of the space at the original office building and 94 percent of the space at the second office building.

Barton Creek Community.  In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. At March 31, 2008, our remaining unsold developed lots within the Barton Creek Community, included:  Calera Drive – 8 lots, Amarra Drive Phase I – 7 lots, Calera Court – 6 lots, Mirador – 2 lots and Wimberly Lane Phase II – 1 lot.

During 2004, we began construction of courtyard homes at Calera Court, the initial phase of the Calera subdivision, which will include 16 home sites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. As of March 31, 2008, only eight lots remained unsold at Calera Drive. Construction of the final phase, known as Verano Drive, which will include 71 single-family lots, began in the first quarter of 2007 and was completed in early 2008.

During 2007, we completed development of Amarra Drive Phase I, the initial phase of the Amarra Drive subdivision. Amarra Drive Phase I includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In January 2008, we commenced development of Amarra Drive Phase II, which will consist of 35 lots on 51 acres and two condominium tracts on 31 acres.

In the second quarter of 2007, we completed the first phase of the Barton Creek Village. The first phase includes a 22,000-square-foot retail building. In July 2007, we began construction of a 3,300-square-foot bank building within this retail complex, and it was completed in early 2008. Construction of the second retail building will begin by the second half of 2008.

In 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. The homebuilder paid us a non-refundable $0.6 million deposit for the right to purchase the 41 lots. The deposit was used to pay ongoing development costs of the lots. The deposit was applied against subsequent purchases of lots by the homebuilder after certain thresholds were achieved and was recognized as income as lots were sold. The average purchase price for each of the 41 lots was $150,400, subject to a six percent annual escalator commencing in December 2004. We expect to sell the last lot in 2008.

Circle C Community. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. In 2005, the first phase of construction commenced. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase was substantially completed in March 2006. Development of the 108-lot third phase of Meridian was completed in September 2007. The 118-lot fourth phase commenced in early 2008 and completion is expected by the end of 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in late 2008.

We estimate our sales in Meridian will total at least 17 lots for $1.4 million during the second quarter of 2008.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed environmental remediation and permitting of the property and are now proceeding with infrastructure development. In September 2007, the State of Texas certified that the remediation was complete. At March 31, 2008, our investment in the Crestview Station project totaled $2.8 million and the joint venture partnership had $3.6 million of outstanding debt, of which each joint venture partner guarantees $1.8 million.

Deerfield.  In 2004, we acquired the Deerfield property in Plano, Texas, for $7.0 million. We executed agreements with a national homebuilder, whereby the homebuilder paid us $1.4 million for an option to purchase all 234 lots over 36 monthly take-downs. The net purchase price for each of the 234 lots was $61,500, subject to certain terms and conditions. The $1.4 million option payment was applied against subsequent purchases of lots by the homebuilder after certain thresholds were achieved and was recognized by us as income as lots were sold. In 2005, we executed a revised agreement with the homebuilder, increasing the lot sizes and average purchase price to $67,150 based on a new total of 224 lots. In January 2008, we sold the final 21 lots for $1.4 million.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	First Quarter
	2008	2007
Revenues:
Real estate operations	$4,116	$4,647
Commercial leasing	951	670
Total revenues	$5,067	$5,317

Operating (loss) income	$(1,007)	$703

Provision for income taxes	$(79)	$(442)

Income from continuing operations	$89	$762
Loss from discontinued operations	-	(24)
Net income	$89	$738

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	First Quarter
	2008	2007
Revenues:
Developed property sales	$3,904	$3,343
Undeveloped property sales	-	1,083
Commissions, management fees and other	212	221
Total revenues	4,116	4,647

Cost of sales, including depreciation	(3,264)	(1,625)
General and administrative expenses	(1,425)	(1,721)

Operating (loss) income	$(573)	$1,301

Developed Property Sales.  Property sales for the first quarters of 2008 and 2007 included the following (revenues in thousands):

	First Quarter
	2008			2007
	Lots	Revenues		Lots	Revenues
Residential Properties:
Barton Creek
Wimberly Lane Phase II
Standard Homebuilder	1	$ 265	[a]	3	$ 523

Circle C
Meridian	33	2,229		28	1,816

Deerfield	21	1,410		15	1,004
Total Residential	55	$3,904		46	$3,343

a.	Includes $0.1 million for homebuilder contract termination fee.

Undeveloped Property Sales.  We sold a five-acre tract at Circle C for $1.1 million during the first quarter of 2007.

Cost of Sales.  Cost of sales totaled $3.3 million for the first quarter of 2008 and $1.6 million for first quarter of 2007. Cost of sales included reductions for Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.1 million for the first quarter of 2008 and $1.6 million for the first quarter of 2007. Excluding the Barton Creek MUD reimbursements, cost of sales for first-quarter 2008 was slightly higher than first-quarter 2007, primarily because we sold nine more lots in first-quarter 2008. We are projecting fewer lot sales in the next several quarters because of our reduced inventory of lots and the recent weakness in the United States real estate market.

General and Administrative Expenses.  General and administrative expenses decreased to $1.4 million in the first quarter of 2008 from $1.7 million in the first quarter of 2007, primarily because of lower stock-based compensation costs in the first quarter of 2008.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at 7500 Rialto. As of March 31, 2008, the original office building was 97 percent leased and the second building was approximately 94 percent leased. Rental income increased in the first quarter of 2008, compared to the first quarter of 2007, primarily because of an approximate 50 percent increase in the occupancy of the second office building from first-quarter 2007. In addition, rental income for the first quarter of 2008 includes $0.1 million from the Barton Creek Village, which includes a retail building completed in second-quarter 2007 and a bank building completed in early 2008.

Summary commercial leasing operating results follow (in thousands):

	First Quarter
	2008	2007
Rental income	$951	$670
Rental property costs	(816)	(758)
Depreciation	(337)	(245)
General and administrative expenses	(232)	(265)
Operating loss	$(434)	$(598)

Non-Operating Results
Interest Expense, Net.  Interest expense, net of capitalized interest, totaled $0.3 million in the first quarter of 2008, compared with less than $0.1 million in the first quarter of 2007. The increase in net interest expense for first-quarter 2008 primarily reflects interest on our higher average debt balance during first-quarter 2008.

Interest Income.  Interest income totaled $0.9 million in the first quarter of 2008, compared with $0.5 million in the first quarter of 2007. The increase in interest income primarily reflects interest on our higher average cash balance during first-quarter 2008. Interest income included interest on Barton Creek MUD reimbursements totaling $0.6 million in first-quarter 2008 and $0.5 million in first-quarter 2007.

Equity in Unconsolidated Affiliate’s Income.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold its multi-family and commercial properties in first-quarter 2008, which resulted in our equity in Crestview Station’s earnings totaling $0.6 million in first-quarter 2008.

Provision for Income Taxes.  Our income tax provision was $0.1 million in the first quarter of 2008 and $0.4 million in the first quarter of 2007. The difference between our consolidated effective income tax rate of approximately 47 percent for first-quarter 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a decrease in net income, which resulted in nondeductible permanent items and state income taxes having a greater impact on the effective tax rate.

DISCONTINUED OPERATIONS

On October 12, 2007, we sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid approximately $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under our loan from Teachers Insurance and Annuity Association of America.

Upon completion of the sale of Escarpment Village, we ceased all involvement with the Escarpment Village shopping center. The results of operations of Escarpment Village, which have been classified as discontinued operations in the consolidated statements of income, previously represented a component of our commercial leasing segment. We earned rental income from Escarpment Village of $0.1 million in the first quarter of 2007.

Our discontinued operations generated a net loss of less than $0.1 million in the first quarter of 2007.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of First-Quarter 2008 and 2007 Cash Flows
Cash provided by operating activities totaled $0.6 million during the first quarter of 2008 and $1.3 million during the first quarter of 2007, including cash used in discontinued operations totaling $0.2 million during the 2007 period. Compared to the 2007 period, operating cash flows in the first quarter of 2008 decreased primarily because of lower net income and cash used for deposits, partly offset by a $1.0 million distribution of income from our unconsolidated affiliate, Crestview Station.

Cash used in investing activities totaled $3.2 million during the first quarter of 2008 and $7.3 million during the first quarter of 2007, including less than $0.1 million used in discontinued operations. Real estate development expenditures for the first quarters of 2008 and 2007 included development costs for properties in the Barton Creek, Lantana and Circle C communities and Block 21. First-quarter 2008 expenditures for commercial leasing properties primarily related to Barton Creek Village. We received Barton Creek MUD reimbursements totaling $3.8 million in the first quarter of 2008 and $2.0 million in the first quarter of 2007. We also received distributions representing a partial return of our investment in Crestview Station totaling $1.6 million in the first quarter of 2008.

Cash used in financing activities totaled $0.5 million during the first quarter of 2008, which included $0.3 million for net payments for exercised stock options and $0.3 million for repurchases of shares of our common stock on the open market (see below). Financing activities provided cash of $5.4 million during the first quarter of 2007, which included $5.3 million of net borrowings on our revolving line of credit, which was primarily used to fund our development activities. In the first quarter of 2007, we used $0.2 million to repurchase shares of our common stock.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first quarter of 2008, we purchased 8,575 shares for $0.3 million, a $29.37 per share average. During the second quarter of 2008 through May 9, 2008, we purchased 3,660 shares for $0.1 million, a $26.95 per share average. A total of 412,126 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $4.1 million is currently available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At March 31, 2008, we had total debt of $61.5 million, including $0.3 million of current debt. Our debt outstanding at March 31, 2008 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.5 million of borrowings outstanding under the Lantana Promissory Note, which matures in January 2018.

We also have a $45.0 million revolving credit facility that matures in May 2009 and no amounts were outstanding under this facility at March 31, 2008. For a further discussion of our debt see Note 4 of our 2007 Form 10-K.

NEW ACCOUNTING STANDARDS

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. GAAP but rather establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. This partial adoption of SFAS No. 157 did not impact our financial reporting and disclosures as we do not have financial assets and liabilities subject to fair value measurement on a recurring basis. We are currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis will have on our financial reporting and disclosures.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operation and Disclosures about Market Risks contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in our 2007 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

PART II. – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended March 31, 2008.

	(a) Total				(c) Total Number of	(d) Maximum Number
	Number		(b) Average		Shares Purchased as Part	of Shares That May
	of Shares		Price Paid		of Publicly Announced	Yet Be Purchased Under
Period	Purchased		Per Share		Plans or Programs[a]	the Plans or Programs[a]
January 1 to 31, 2008	26,589	[b]	$32.69	[b]	6,498	417,863
February 1 to 29, 2008	2,077		31.06		2,077	415,786
March 1 to 31, 2008	10,829	[c]	29.00	[c]	-	415,786
Total	39,495		$31.59		8,575

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At March 31, 2008, $4.2 million remained under the Comerica agreement for purchases of common stock.

b.	Includes 20,091 shares ($33.94 per share) tendered to Stratus to cover the cost of option exercises under the applicable stock incentive plans (Plans).
c.	Represents shares tendered to Stratus to cover the cost of option exercises under the Plans.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 6, 2008 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Director:
Michael D. Madden	4,333,345	2,811,003

There were no abstentions with respect to the election of directors. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: William H. Armstrong III, Bruce G. Garrison and James C. Leslie.

	For	Against	Abstentions
2. Ratification of
PricewaterhouseCoopers
LLP as independent
auditor	5,566,949	170,236	1,407,163

Item 6.  Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ John E. Baker
John E. Baker
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:  May 12, 2008

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of February 11, 1999.		10-Q	000-19989	05/17/2004

4.1
Rights Agreement dated as of May 16, 2002, between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.
			8-A	000-19989	05/23/2002

4.2	Amendment No. 1 to Rights Agreement between Stratus Properties Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of November 7, 2003.		8-K	000-19989	11/14/2003

10.1
Second Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank effective May 30, 2007.
			8-K	000-19989	02/08/2008

10.2
Loan Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005.
			8-K	000-19989	10/05/2005

10.3
Revolving Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005.
			8-K	000-19989	10/05/2005

10.4	Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-K	000-19989	03/28/2001

10.5	Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-Q	000-19989	11/13/2001

10.6	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.7	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.		10-Q	000-19989	05/15/2003

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

10.8
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.
		10-K	000-19989	3/30/2004

10.9	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas.	10-K	000-19989	03/22/2002

10.10	Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender.	10-Q	000-19989	11/14/2003

10.11	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.	10-Q	000-19989	11/14/2002

10.12
First Modification Agreement dated March 27, 2006, by and between Stratus 7000 West Joint Venture, as Old Borrower, and CarrAmerica Lantana, LP, as New Borrower, and Teachers Insurance and Annuity Association of America, as Lender.
		8-K	000-19989	03/29/2006

10.13	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.	10-Q	000-19989	05/10/2006

10.14	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.	10-Q	000-19989	05/10/2006

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 30, 2006, by and among Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.
		10-Q	000-19989	08/09/2006

10.16	Promissory Note dated as of June 30, 2006, by and between Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.	10-Q	000-19989	08/09/2006

10.17	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.	10-K	000-19989	03/16/2007

10.18	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.	10-K	000-19989	03/16/2007

10.19	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.	10-K	000-19989	03/16/2007

10.20	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.	10-K	000-19989	03/16/2007

10.21	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.	10-Q	000-19989	08/09/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

10.22
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc., an affiliate of First American Asset Management.
		10-Q	000-19989	08/09/2007

10.23
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc., an affiliate of First American Asset Management.
		10-Q	000-19989	08/09/2007

10.24
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III, an affiliate of First American Asset Management.
		10-Q	000-19989	08/09/2007

10.25	Purchase and Sale Agreement dated as of July 9, 2007, between Escarpment Village, L.P. as Seller and Christopher Investment Company, Inc. as Purchaser.	8-K	000-19989	10/18/2007

10.26	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.	8-K	000-19989	12/14/2007

10.27*	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999.	10-Q	000-19989	05/17/2004

10.28*	Stratus Properties Inc. Stock Option Plan, as amended and restated.	10-Q	000-19989	05/10/2007

10.29*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.	10-Q	000-19989	05/10/2007

10.30*	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.	10-Q	000-19989	05/10/2007

10.31*	Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan.	10-Q	000-19989	8/12/2005

10.32*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.	10-Q	000-19989	05/10/2007

10.33*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.	10-Q	000-19989	05/10/2007

10.34*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.	10-Q	000-19989	08/12/2005

10.35*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.	10-Q	000-19989	05/10/2007

10.36*	Stratus Director Compensation.	10-K	000-19989	03/16/2006

10.37*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007.	8-K	000-19989	01/30/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

10.38*	Change of Control Agreement between Stratus Properties Inc. and John E. Baker, effective as of January 26, 2007.		10-K	000-19989	01/30/2007

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

_______________________
Note:  Certain instruments with respect to long-term debt of Stratus have not been filed as exhibits to this Quarterly Report on Form 10-Q since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Stratus and its subsidiaries on a consolidated basis. Stratus agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

* Indicates management contract or compensatory plan or arrangement.