Form 10-Q
period 2008-06-30
STRATUS PROPERTIES INC
filed 2008-08-11
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐    Accelerated filer ☑   Non-accelerated filer  ☐ ÿSmaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On July 31, 2008, there were issued and outstanding 7,635,316 shares of the registrant’s Common Stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$34,693	$40,873
Restricted cash	6	112
Accounts receivable	1,306	2,315
Notes receivable from property sales	186	311
Deposits, prepaid expenses and other	6,393	79
Deferred tax asset	557	1,401
Total current assets	43,141	45,091
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	139,238	129,759
Property held for sale – undeveloped	16,878	16,523
Property held for use, net	24,931	24,421
Investment in unconsolidated affiliate	2,004	4,226
Deferred tax asset	7,054	5,534
Other assets	5,736	2,803
Total assets	$238,982	$228,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,858	$6,324
Accrued interest, property taxes and other	5,709	5,623
Current portion of long-term debt	271	242
Total current liabilities	11,838	12,189
Long-term debt	63,142	61,258
Other liabilities	1,859	2,510
Total liabilities	76,839	75,957

Minority interest in consolidated subsidiary	10,614	-

Stockholders’ equity:
Preferred stock	-	-
Common stock	82	81
Capital in excess of par value of common stock	197,234	195,898
Accumulated deficit	(30,484)	(29,300)
Common stock held in treasury	(15,303)	(14,279)
Total stockholders’ equity	151,529	152,400
Total liabilities and stockholders’ equity	$238,982	$228,357

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Real estate	$2,399	$5,317	$6,303	$9,743
Rental income	1,169	711	2,120	1,381
Commissions, management fees and other	655	760	867	981
Total revenues	4,223	6,788	9,290	12,105
Cost of sales:
Real estate, net	2,652	3,406	5,870	4,989
Rental	923	763	1,739	1,531
Depreciation	394	206	777	483
Total cost of sales	3,969	4,375	8,386	7,003
General and administrative expenses	1,897	1,828	3,554	3,814
Total costs and expenses	5,866	6,203	11,940	10,817
Operating (loss) income	(1,643)	585	(2,650)	1,288
Interest expense, net	(329)	(10)	(659)	(13)
Interest income	154	31	1,103	535
Equity in unconsolidated affiliate’s income	222	-	778	-
(Loss) income from continuing operations
before income taxes and minority interest	(1,596)	606	(1,428)	1,810
Benefit from (provision for) income taxes	364	(189)	285	(631)
Minority interest in net loss of consolidated subsidiary	64	-	64	-
(Loss) income from continuing operations	(1,168)	417	(1,079)	1,179
Loss from discontinued operations	(105)	(176)	(105)	(200)
Net (loss) income	$(1,273)	$241	$(1,184)	$979

Basic net (loss) income per share of common stock:
Continuing operations	$(0.16)	$0.05	$(0.15)	$0.16
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)
Basic net (loss) income per share of common stock	$(0.17)	$0.03	$(0.16)	$0.13

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.16)	$0.05	$(0.15)	$0.15
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Diluted net (loss) income per share of common stock	$(0.17)	$0.03	$(0.16)	$0.13

Weighted average shares of common stock outstanding:
Basic	7,631	7,568	7,599	7,559
Diluted	7,631	7,690	7,599	7,680

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flow from operating activities:
Net (loss) income	$(1,184)	$979
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Loss from discontinued operations	105	200
Depreciation	777	483
Minority interest in net loss of consolidated subsidiary	(64)	-
Cost of real estate sold	4,634	5,358
Deferred income taxes	(676)	(157)
Stock-based compensation	483	759
Equity in unconsolidated affiliate’s income	(778)	-
Distribution of unconsolidated affiliate’s income	1,266	-
Deposits	(1,148)	(2,922)
Other	(361)	(10)
(Increase) decrease in working capital:
Accounts receivable, prepaid expenses and other	(5,764)	(276)
Accounts payable, accrued liabilities and other	335	1,314
Net cash (used in) provided by continuing operations	(2,375)	5,728
Net cash used in discontinued operations	-	(93)
Net cash (used in) provided by operating activities	(2,375)	5,635

Cash flow from investing activities:
Purchases and development of real estate properties	(19,065)	(17,143)
Development of commercial leasing properties and other expenditures	(352)	(216)
Municipal utility district reimbursements	3,753	2,557
Return of investment in unconsolidated affiliate	2,374	-
Net cash used in continuing operations	(13,290)	(14,802)
Net cash used in discontinued operations	-	(118)
Net cash used in investing activities	(13,290)	(14,920)

Cash flow from financing activities:
Borrowings from revolving credit facility	-	15,450
Payments on revolving credit facility	-	(18,450)
Borrowings from construction loan	2,022	-
Repayments on Lantana promissory note	(109)	-
Borrowings from unsecured term loans	-	15,000
Minority interest contributions	10,678	-
Net payments for exercised stock options	(114)	(35)
Excess tax benefit from exercised stock options	281	655
Purchases of Stratus common shares	(428)	(153)
Financing costs	(2,845)	(284)
Net cash provided by continuing operations	9,485	12,183
Net cash used in discontinued operations	-	(154)
Net cash provided by financing activities	9,485	12,029
Net (decrease) increase in cash and cash equivalents	(6,180)	2,744
Cash and cash equivalents at beginning of year	40,873	1,839
Cash and cash equivalents at end of period	34,693	4,583
Less cash at discontinued operations	-	(496)
Cash and cash equivalents at end of period	$34,693	$4,087

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2007 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at June 30, 2008, and the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain amounts from prior periods' financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

2.	EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the (loss) income from continuing operations, loss from discontinued operations and net (loss) income by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net (loss) income and weighted average common shares outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(Loss) income from continuing operations	$(1,168)	$417	$(1,079)	$1,179
Loss from discontinued operations	(105)[a]	(176)	(105)[a]	(200)
Net (loss) income	$(1,273)	$241	$(1,184)	$979

Weighted average common shares outstanding	7,631	7,568	7,599	7,559
Add: Dilutive stock options	-	97	-	100
Restricted stock	-	25	-	21
Weighted average common shares outstanding for
purposes of calculating diluted net (loss) income
per share	7,631	7,690	7,599	7,680

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.16)	$0.05	$(0.15)	$0.15
Discontinued operations	(0.01)[a]	(0.02)	(0.01)[a]	(0.02)
Diluted net (loss) income per share of common stock	$(0.17)	$0.03	$(0.16)	$0.13

a.	Relates to the revised amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007 (see Note 7).

Stock options and restricted stock units representing approximately 45,000 shares for the second quarter of 2008 and approximately 65,000 shares for the first six months of 2008 that otherwise would have been included in the earnings per share calculations were excluded because of the net loss reported for the 2008 periods.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Effective May 1, 2008, Stratus entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (“Canyon-Johnson”) for the development of a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the “W Austin Hotel & Residences project”). Stratus’ initial capital contribution to the joint venture consisted of a 1.76 acre tract of land located across the street from Austin City Hall and the related property and development agreements.

In connection with the formation of the joint venture, Stratus received credit for its $31.8 million of prior capital contributions. Stratus is the manager of the joint venture and has an approximate 40 percent interest in the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Canyon-Johnson contributed initial capital of $10.7 million and will contribute additional capital until certain capital contribution requirements are met. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. The maximum capital contributions shall not exceed $52.6 million for Stratus and $74.6 million for Canyon-Johnson.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction, including $0.1 million for the three-month and six-month periods ended June 30, 2008.

On May 2, 2008, the joint venture entered into a construction loan agreement with Corus Bank, N.A., (the “Loan Agreement”) to finance the construction of the W Austin Hotel & Residences project. Pursuant to the Loan Agreement, the joint venture may borrow up to an aggregate of $165.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. Upon execution of the Loan Agreement, approximately $2.0 million was advanced to the joint venture. In connection with the Loan Agreement, the joint venture paid $2.8 million of financing costs. Pursuant to the terms of the Loan Agreement, additional borrowings are not permitted until Stratus and Canyon-Johnson have contributed their required capital, which is anticipated to occur in the fourth quarter of 2009.

The Loan Agreement contains customary financial covenants and other restrictions. Amounts borrowed under the Loan Agreement bear interest at an annual rate equal to the greater of (1) the sum of 3.5 percent per year plus the three-month London Interbank Offered Rate (LIBOR) quoted in the Money Rates section of The Wall Street Journal or (2) 6.5 percent. The rate was 6.5 percent at June 30, 2008. On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on the loan at 4.5 percent. The LIBOR rate cap notional amount varies based on projected loan balances throughout the term of the loan and was $2.0 million on August 1, 2008. The agreement terminates on July 1, 2011.

Optional prepayments during the twelve months immediately following the execution of the Loan Agreement are not permitted. From May 2, 2009 through November 2, 2010, optional prepayments of the loan are permitted, subject to a prepayment premium. Optional prepayments made after November 2, 2010 are not subject to prepayment premiums. Repayments made from proceeds of the sale of residential condominiums or other components of the W Austin Hotel & Residences project are permitted, beginning after the first year of the loan, without prepayment penalty. Repayments under the Loan Agreement may be accelerated by the lenders upon the occurrence of customary events of default. The Loan Agreement matures on September 2, 2011. Certain obligations of the joint venture under the Loan Agreement are guaranteed by Stratus, including construction and completion of the project, environmental indemnification and joint and several liability for the payment of $20.0 million of the principal of the loan.

Under the guidance of FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51,” Stratus evaluated whether the W Austin Hotel & Residences project is a variable interest entity (VIE). Stratus concluded that the project is a VIE and, although not majority owned, Stratus is currently the primary beneficiary.

Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements. At June 30, 2008, Stratus’ consolidated balance sheet includes $49.1 million in total assets and $6.6 million in total liabilities associated with the W Austin Hotel & Residences project. In accordance with FIN 46R, certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires consideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the project is a VIE and whether Stratus is the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE under the guidance of FIN 46R or that Stratus is no longer the primary beneficiary of the entity, the project will be deconsolidated from Stratus’ financial statements and would be accounted for under the equity method of accounting.

4.	INVESTMENT IN UNCONSOLIDATED AFFILIATE
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

At June 30, 2008, Stratus’ investment in the Crestview Station project totaled $2.0 million and the joint venture partnership had $5.3 million of outstanding debt, of which each joint venture partner guarantees $2.7 million.

Stratus has a 50 percent interest in the Crestview Station project, which it accounts for under the equity method in accordance with the provisions of the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Summary unaudited information for Crestview Station for the 2008 periods follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Total revenues	$1,701	$3,258
Net income	$443	$1,555

During the six months ended June 30, 2007, the Crestview Station project recorded no revenues or expenses as the project was under development and all expenditures were capitalized as project costs.

5.	DEBT OUTSTANDING
At June 30, 2008, Stratus had total debt of $63.4 million, including $0.3 million of current debt, and total debt of $61.5 million at December 31, 2007. Stratus’ debt outstanding at June 30, 2008 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.4 million of borrowings outstanding under the Lantana Promissory Note, which matures in January 2018.

•	$2.0 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan, which matures in September 2011.

Effective May 30, 2008, Stratus entered into a third modification and extension agreement to extend the maturity and modify the interest rate on its $45.0 million revolving credit facility. The maturity was extended from May 30, 2009, to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or the London Interbank Offered Rate plus 2 percent with a minimum interest rate of 5 percent. No amounts were outstanding under this facility at June 30, 2008. For a further discussion of Stratus’ debt see Note 4 of the Stratus 2007 Form 10-K.

6.	INTEREST COST AND STOCK-BASED COMPENSATION
Interest Cost.  Capitalized interest totaled $0.8 million in the second quarter of 2008, $0.7 million in the second quarter of 2007, $1.5 million in the first six months of 2008 and $1.3 million in the first six months of 2007.

Stock-Based Compensation.  Stock-based compensation costs are capitalized as appropriate. Compensation cost charged against earnings for stock-based awards is shown below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options awarded to employees (including directors)	$94	$118	$189	$235
Restricted stock units	193	157	386	665
Less capitalized amounts	(46)	(43)	(92)	(141)
Impact on (loss) income from continuing operations
before income taxes	$241	$232	$483	$759

For more information regarding Stratus’ stock-based awards see Notes 1 and 6 of the Stratus 2007 Form 10-K.

7.	DISCONTINUED OPERATIONS
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

In June 2008, Stratus revised the amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million additional tax expense related to 2007, which has been recognized in June 2008. As the results of operations of Escarpment Village have been appropriately classified as discontinued operations, the additional Texas Margin Tax has also been classified as discontinued operations in the accompanying consolidated statements of operations.

Summary Escarpment Village results for the 2007 periods follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Rental income	$867	$1,756
Rental property costs	(552)	(896)
Depreciation	(264)	(526)
General and administrative expenses	(18)	(33)
Interest expense[a]	(329)	(659)
Interest income	25	50
Loss before income taxes	(271)	(308)
Benefit from income taxes	95	108
Loss from discontinued operations	$(176)	$(200)

a.	Relates to interest expense from the Escarpment Village loan from TIAA and does not include any additional allocations of interest.

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2007 Form 10-K.

8.	BUSINESS SEGMENTS
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

The Commercial Leasing segment primarily includes the two 75,000 square-foot office buildings at 7500 Rialto Boulevard of which one is 97 percent leased and the other is 94 percent leased as of June 30, 2008. In addition, the commercial leasing segment for second-quarter 2008 includes rental income from Barton Creek Village, which includes a retail building completed in second-quarter 2007 and a bank building completed in early 2008.

The Escarpment Village operating results are reported as discontinued operations.

The segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended June 30, 2008
Revenues	$3,054	$1,169	$-		$4,223
Cost of sales, excluding depreciation	(2,652)	(923)	-		(3,575)
Depreciation	(48)	(346)	-		(394)
General and administrative expenses	(1,631)	(266)	-		(1,897)
Operating loss	$(1,277)	$(366)	$-		$(1,643)
Loss from discontinued operations	$-	$(105)[b]	$-		$(105)[b]
Benefit from income taxes	$364	$-	$-		$364
Capital expenditures	$10,765	$79	$-		$10,844
Total assets	$197,199	$33,740	$8,043	[c]	$238,982

Three Months Ended June 30, 2007
Revenues	$6,077	$711	$-		$6,788
Cost of sales, excluding depreciation	(3,406)	(763)	-		(4,169)
Depreciation	(38)	(168)	-		(206)
General and administrative expenses	(1,587)	(241)	-		(1,828)
Operating income (loss)	$1,046	$(461)	$-		$585
Loss from discontinued operations	$-	$(176)	$-		$(176)
Provision for income taxes	$(189)	$-	$-		$(189)
Capital expenditures	$7,967	$212	$-		$8,179
Total assets	$145,473	$61,768 [d]	$8,795	[c]	$216,036

Six Months Ended June 30, 2008
Revenues	$7,170	$2,120	$-		$9,290
Cost of sales, excluding depreciation	(5,870)	(1,739)	-		(7,609)
Depreciation	(94)	(683)	-		(777)
General and administrative expenses	(3,056)	(498)	-		(3,554)
Operating loss	$(1,850)	$(800)	$-		$(2,650)
Loss from discontinued operations	$-	$(105)[b]	$-		$(105)[b]
Benefit from income taxes	$285	$-	$-		$285
Capital expenditures	$19,065	$352	$-		$19,417

Six Months Ended June 30, 2007
Revenues	$10,724	$1,381	$-		$12,105
Cost of sales, excluding depreciation	(4,989)	(1,531)	-		(6,520)
Depreciation	(70)	(413)	-		(483)
General and administrative expenses	(3,308)	(506)	-		(3,814)
Operating income (loss)	$2,357	$(1,069)	$-		$1,288
Loss from discontinued operations	$-	$(200)	$-		$(200)
Provision for income taxes	$(631)	$-	$-		$(631)
Capital expenditures	$17,143	$334	$-		$17,477

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Relates to the revised amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007 (see note 7).
c.	Primarily includes deferred tax assets.
d.
Includes assets from the discontinued operations of Escarpment Village, which Stratus sold on October 12, 2007, totaling $34.9 million, net of accumulated depreciation of $1.3 million, at June 30, 2007.

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

The Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, Stratus adopted SFAS No. 159, which did not impact Stratus’ financial reporting and disclosures.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This statement is required to be adopted prospectively, except for the following provisions, which are expected to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests. Stratus is currently evaluating the impact that the adoption of SFAS No. 160 will have on its financial reporting and disclosures.

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No.162 is not expected to result in a change in Stratus’ current accounting practices.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The consolidated financial statements as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 11, 2008) is included below. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such financial information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Stratus Properties Inc.:

We have reviewed the accompanying consolidated balance sheet of Stratus Properties Inc. and its subsidiaries as of June 30, 2008 and the related consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
August 11, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2007 Annual Report on Form 10-K (2007 Form 10-K) filed with the Securities and Exchange Commission (SEC). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements, unless otherwise stated.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. We also own undeveloped commercial property in San Antonio, Texas. Our developed lots, developed or under development acreage and undeveloped acreage as of June 30, 2008, are provided in the following table.

			Acreage
			Developed or Under Development						Undeveloped
	Developed		Single		Multi-				Single			Total
	Lots		Family		family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	23		642		249	376		1,267	391	20	411	1,678
Lantana	-		-		-	223		223	-	-	-	223
Circle C	163	[a]	148	[a]	-	12		160	-	375	375	535
W Austin Hotel
& Residences	-		-		-	2	[b]	2	-	-	-	2
San Antonio
Camino Real	-		-		-	-		-	-	2	2	2
Total	186		790		249	613		1,652	391	397	788	2,440

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our remaining Austin holdings at June 30, 2008, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in Lantana.

In November 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development.

On October 12, 2007, we sold Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store in the Circle C Ranch (Circle C) community, for $46.5 million, before closing costs and other adjustments. Accordingly, we have reported Escarpment Village’s results of operations for the three-month and six-month periods ended June 30, 2007, as discontinued operations.

BUSINESS STRATEGY

Our financial condition and results of operations are highly dependent upon market conditions in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, development costs, interest rate levels and regulatory issues including our land use and development entitlements. In the fourth quarter of 2007, the real estate market in the United States began to show signs of weakness, as credit markets became unpredictable and mixed views developed regarding the economy.

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

DEVELOPMENT AND OTHER ACTIVITIES

The number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview joint ventures):

	As of June 30, 2008
	Developed	Under Development	Potential Development [a]	Total

Barton Creek:
Verano Drive	-	71	-	71
Calera Drive	8	-	-	8
Calera Court Courtyard Homes	5	-	-	5
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Amarra Drive	7	35	89	131
Amarra Townhomes	-	-	97	97
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	163	57	-	220
Total Residential Lots	186	163	2,200	2,549

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City of Austin. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future.

The number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview joint ventures):

	As of June 30, 2008
	Developed	Under Development	Potential Development [a]	Total

Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
Tract 106	-	22,000	-	22,000
Tract 110	-	-	760,000	760,000
Tract 107	-	-	110,000	110,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Advanced Micro Devices
Option Tracts	-	-	760,000	760,000
Tract GR1	-	-	325,000	325,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	176,000	22,000	4,388,000	4,586,000

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City of Austin. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future.

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project. The grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of the project (see Note 3). Construction of the project commenced in the second quarter of 2008.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed environmental remediation and permitting of the property and are now proceeding with infrastructure development. In September 2007, the State of Texas certified that the remediation was complete. At June 30, 2008, our investment in the Crestview Station project totaled $2.0 million and the joint venture partnership had $5.3 million of outstanding debt, of which each joint venture partner guarantees $2.7 million.

Barton Creek Community.  In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. At June 30, 2008, our remaining unsold developed lots within the Barton Creek Community, included:  Calera Drive – 8 lots, Amarra Drive Phase I – 7 lots, Calera Court – 5 lots, Mirador – 2 lots and Wimberly Lane Phase II – 1 lot.

During 2004, we began construction of courtyard homes at Calera Court, the initial phase of the Calera subdivision, which will include 16 home sites on 16 acres. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. As of June 30, 2008, only eight lots remained unsold at Calera Drive. Construction of the final phase, known as Verano Drive, which includes 71 single-family lots, began in the first quarter of 2007 and was completed in July 2008.

During 2007, we completed development of Amarra Drive Phase I, the initial phase of the Amarra Drive subdivision. Amarra Drive Phase I includes eight lots, one of which was sold in September 2007, with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In January 2008, we commenced development of Amarra Drive Phase II, which will consist of 35 lots on 51 acres and two townhome tracts on 31 acres.

In the second quarter of 2007, we completed the first phase of the Barton Creek Village. The first phase includes a 22,000-square-foot retail complex. In July 2007, we began construction of a 3,300-square-foot bank building within this 22,000-square-foot retail complex, and it was completed in early 2008. Construction of the second retail complex will begin by 2009.

In 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision in the Barton Creek community. The average purchase price for each of the 41 lots was $150,400, subject to a six percent annual escalator commencing in December 2004. We sold the last homebuilder lot in January 2008 and have one Wimberly Lane lot remaining for sale.

Circle C Community. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. In 2005, the first phase of construction commenced. During the first quarter of 2005, we contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase was substantially completed in March 2006. Development of the 108-lot third phase of Meridian was completed in September 2007. The 118-lot fourth phase commenced in early 2008 and was completed in June 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. Development of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2009.

We estimate our sales in Meridian will total at least 23 lots for $1.5 million during the third quarter of 2008.

Lantana.  Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of June 30, 2008. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In 2006, we completed a second 75,000-square-foot office building at 7500 Rialto in response to increased demand for office space within Lantana. As of June 30, 2008, we had leased approximately 97 percent of the space at the original office building and 94 percent of the space at the second office building.

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

Summary operating results follow (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Revenues:
Real estate operations	$3,054	$6,077	$7,170	$10,724
Commercial leasing	1,169	711	2,120	1,381
Total revenues	$4,223	$6,788	$9,290	$12,105

Operating (loss) income	$(1,643)	$585	$(2,650)	$1,288

Benefit from (provision for) income taxes	$364	$(189)	$285	$(631)

(Loss) income from continuing operations	$(1,168)	$417	$(1,079)	$1,179
Loss from discontinued operations	(105)[a]	(176)	(105)[a]	(200)
Net (loss) income	$(1,273)	$241	$(1,184)	$979

a.	Relates to the revised amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007 (see note 7).

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 8). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Revenues:
Developed property sales	$2,358	$5,317	$6,262	$8,660
Undeveloped property sales	41	-	41	1,083
Commissions, management fees and other	655	760	867	981
Total revenues	3,054	6,077	7,170	10,724

Cost of sales, including depreciation	(2,700)	(3,444)	(5,964)	(5,059)
General and administrative expenses	(1,631)	(1,587)	(3,056)	(3,308)

Operating (loss) income	$(1,277)	$1,046	$(1,850)	$2,357

Developed Property Sales.  Property sales for the second-quarter and six-month periods of 2008 and 2007 included the following (revenues in thousands):

	Second Quarter
	2008		2007
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Court Courtyard Homes	1	$ 635	-	$ -
Calera Drive	-	-	2	809
Mirador Estate	-	-	2	1,559
Wimberly Lane Phase II
Standard Homebuilder	-	-	3	522

Circle C
Meridian	22	1,723	20	1,423

Deerfield	-	-	15	1,004
Total Residential	23	$ 2,358	42	$ 5,317

	Six Months
	2008			2007
	Lots	Revenues		Lots	Revenues
Residential Properties:
Barton Creek
Calera Court Courtyard Homes	1	$ 635		-	$ -
Calera Drive	-	-		2	809
Mirador Estate	-	-		2	1,559
Wimberly Lane Phase II
Standard Homebuilder	1	265	[a]	6	1,045

Circle C
Meridian	55	3,952		48	3,239

Deerfield	21	1,410		30	2,008
Total Residential	78	$ 6,262		88	$ 8,660

a.	Includes $0.1 million for homebuilder contract termination fee.

Undeveloped Property Sales.  We sold a five-acre tract at Circle C for $1.1 million during the first six months of 2007.

Cost of Sales.  Cost of sales totaled $2.7 million for the second quarter of 2008, $3.4 million for the second quarter of 2007, $6.0 million for the first six months of 2008 and $5.1 million for first six months of 2007, which include ongoing project and marketing costs that are relatively fixed. In addition, most of the sales for the 2008 periods were Circle C lots, which have lower profit margins than Barton Creek lots, therefore resulting in higher costs per unit for the 2008 periods.

In addition, cost of sales for the 2008 periods included $0.1 million related to the development of the W Austin Hotel & Residences and $0.4 million related to costs incurred for our proposal for the right to develop a new project in downtown Austin, which was awarded to another contractor. Cost of sales also included reductions for Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.1 million for the second quarter of 2007, $0.1 million for the first six months of 2008 and $1.7 million for the first six months of 2007.

We are projecting fewer lot sales in the next several quarters because of the recent weakness in the United States real estate market.

General and Administrative Expenses.  General and administrative expenses decreased to $3.1 million for the first six months of 2008, compared with $3.3 million for the first six months of 2007, primarily because of lower stock-based compensation costs in 2008.

Commercial Leasing
Our commercial leasing operating results primarily reflect the activities at 7500 Rialto. As of June 30, 2008, the original office building was 97 percent leased and the second building was approximately 94 percent leased. Rental income increased in the 2008 periods, compared to the 2007 periods, primarily because of an approximate 50 percent increase in the second office building’s occupancy from the June 30, 2007 occupancy. In addition, rental income for the first six months of 2008 includes $0.3 million from the Barton Creek Village, which includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008.

Summary commercial leasing operating results follow (in thousands):

	Second Quarter		Six Months
	2008	2007	2008	2007
Rental income	$1,169	$711	$2,120	$1,381
Rental property costs	(923)	(763)	(1,739)	(1,531)
Depreciation	(346)	(168)	(683)	(413)
General and administrative expenses	(266)	(241)	(498)	(506)
Operating loss	$(366)	$(461)	$(800)	$(1,069)

Non-Operating Results
Interest Expense, Net.  Interest expense, net of capitalized interest, totaled $0.3 million in the second quarter of 2008 and $0.7 million in the first six months of 2008, compared with less than $0.1 million in the 2007 periods. The increase in net interest expense in the 2008 periods primarily reflects interest on our higher average debt balance during 2008.

Interest Income.  Interest income totaled $0.2 million in the second quarter of 2008, compared with less than $0.1 million in the second quarter of 2007, and $1.1 million in the first six months of 2008, compared with $0.5 million in the first six months of 2007. The increase in interest income primarily reflects interest on our higher average cash balance during 2008. Interest income included interest on Barton Creek MUD reimbursements totaling $0.6 million in the first six months of 2008 and $0.5 million in the first six months of 2007.

Equity in Unconsolidated Affiliate’s Income.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold its multi-family and commercial properties in the first quarter of 2008, which resulted in our equity in Crestview Station’s earnings totaling $0.8 million for the first six months of 2008.

Benefit from (Provision for) Income Taxes.  We had income tax benefit of $0.4 million for the second quarter of 2008 and $0.3 million for the first six months of 2008, and income tax provision of $0.2 million for the second quarter of 2007 and $0.6 million for the first six months of 2007. The differences between our consolidated effective income tax rates of approximately 23 percent for the second quarter and approximately 20 percent for the first six months of 2008, and the U.S. federal statutory rate of 35 percent primarily was attributable to the current periods’ losses, which resulted in nondeductible permanent items and state income taxes having a greater impact on the effective tax rate.

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

Upon completion of the sale of Escarpment Village, we ceased all involvement with the Escarpment Village shopping center. The results of operations of Escarpment Village, which have been classified as discontinued operations in the consolidated statements of income, previously represented a component of our commercial leasing segment. We earned rental income from Escarpment Village of $0.9 million in the three months ended June 30, 2007 and $1.8 in the six months ended June 30, 2007.

In June 2008, we revised the amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million additional tax expense related to 2007, which has been recognized in June 2008. As the results of operations of Escarpment Village have been appropriately classified as discontinued operations, the additional Texas Margin Tax has also been classified as discontinued operations in the accompanying consolidated statements of operations. Our discontinued operations generated a net loss of $0.2 million in each of the three-month and six-month periods ended June 30, 2007.

CAPITAL RESOURCES AND LIQUIDITY

Comparison of Six-Months 2008 and 2007 Cash Flows
Cash used in operating activities totaled $2.4 million during the first six months of 2008 and cash provided by operating activities totaled $5.6 million during the first six months of 2007, including cash used in discontinued operations totaling $0.1 million during the 2007 period. Compared to the 2007 period, operating cash flows in the first six months of 2008 decreased primarily because of a net loss, partly offset by a $1.3 million distribution of income from our unconsolidated affiliate, Crestview Station.

Cash used in investing activities totaled $13.3 million during the first six months of 2008 and $14.9 million during the first six months of 2007, including $0.1 million used in discontinued operations. Real estate development expenditures for the first six months of 2008 and 2007 included development costs for properties in the Barton Creek, Lantana and Circle C communities. The first six months of 2008 also included real estate development expenditures for the W Austin Hotel & Residences project and expenditures for commercial leasing properties primarily related to Barton Creek Village. We received Barton Creek MUD reimbursements totaling $3.8 million in the first six months of 2008 and $2.6 million in the first six months of 2007. We also received distributions representing a partial return of our investment in Crestview Station totaling $2.4 million in the first six months of 2008. For the second half of 2008, we estimate that our capital expenditures will total approximately $23 million, including approximately $20 million of expenditures for the W Austin Hotel & Residences. Per the terms of the operating agreement, we expect the estimated second-half 2008 capital expenditures for the W Austin Hotel & Residences project to be funded by our joint venture partner Canyon-Johnson. We plan to fund the estimated second-half 2008 capital expenditures for our other properties with available cash or borrowings from our $45.0 million revolving credit facility.

Cash provided by financing activities totaled $9.5 million during the first six months of 2008, which included $10.7 million of contributions from Canyon-Johnson for the W Austin Hotel & Residences project and $2.0 million in borrowings from the W Austin Hotel & Residences project construction loan, partly offset by $2.8 million of financing costs for the W Austin Hotel & Residences project construction loan. In the first six months of 2008, we used $0.4 million to repurchase shares of our common stock on the open market (see below). Financing activities provided cash of $12.0 million during the first six months of 2007, which included $3.0 million of net repayments on our revolving line of credit and $15.0 million of borrowings under three unsecured term loans, which was primarily used to fund our development activities. In the first six months of 2007, we used $0.2 million to repurchase shares of our common stock.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first six months of 2008, we purchased 15,385 shares for $0.4 million, a $27.81 per share average. During the third quarter of 2008 through July 31, 2008, we purchased 1,570 shares for $35,000, a $22.29 per share average. A total of 407,406 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $4.0 million is currently available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At June 30, 2008, we had total debt of $63.4 million, including $0.3 million of current debt, and total cash and cash equivalents of $34.7 million. Our debt outstanding at June 30, 2008 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.4 million of borrowings outstanding under the Lantana Promissory Note, which matures in January 2018.

•	$2.0 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan, which matures in September 2011.

Effective May 30, 2008, we entered into a third modification and extension agreement to extend the maturity and modify the interest rate on our $45.0 million revolving credit facility. The maturity was extended from May 30, 2009, to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or the London Interbank Offered Rate plus 2 percent with a minimum interest rate of 5 percent. No amounts were outstanding under this facility at June 30, 2008. For a further discussion of our debt see Note 4 of our 2007 Form 10-K.

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

The Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, we adopted SFAS No. 159, which did not impact our financial reporting and disclosures.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This statement is required to be adopted prospectively, except for the following provisions, which are expected to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our financial reporting and disclosures.

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No.162 is not expected to result in a change in our current accounting practices.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operation and Disclosures about Market Risks contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, projected capital expenditures, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in our 2007 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the second quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three-month period ended June 30, 2008.

	(a) Total				(c) Total Number of	(d) Maximum Number
	Number		(b) Average		Shares Purchased as Part	of Shares That May
	of Shares		Price Paid		of Publicly Announced	Yet Be Purchased Under
Period	Purchased		Per Share		Plans or Programs[a]	the Plans or Programs[a]
April 1 to 30, 2008	13,260	[b]	$ 27.24	[b]	3,354	412,432
May 1 to 31, 2008	1,656		25.56		1,656	410,776
June 1 to 30, 2008	1,800		23.74		1,800	408,976
Total	16,716		$ 26.70		6,810

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At June 30, 2008, $4.0 million remained under the Comerica agreement for purchases of common stock.

b.	Includes 9,906 shares ($27.28 per share) tendered to Stratus to cover the cost of option exercises under the applicable stock incentive plans.

Item 6.  Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ John E. Baker
John E. Baker
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  August 11, 2008

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.	X

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

10.1
Third Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., Oly Stratus Barton Creek I Joint Venture and Comerica Bank effective May 30, 2008.
			8-K	000-19989	07/17/2008

10.2
Second Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank effective May 30, 2007.
			8-K	000-19989	02/08/2008

10.3
Loan Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005.
			8-K	000-19989	10/05/2005

10.4	Construction Loan Agreement dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.	X

10.5	Promissory Note dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.	X

10.6
Revolving Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005.
			8-K	000-19989	10/05/2005

10.7	Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-K	000-19989	03/28/2001

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
10.8	Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-Q	000-19989	11/13/2001

10.9	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.10	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.		10-Q	000-19989	05/15/2003

10.11
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.
			10-K	000-19989	3/30/2004

10.12	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.13	Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender.		10-Q	000-19989	11/14/2003

10.14	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.15
First Modification Agreement dated March 27, 2006, by and between Stratus 7000 West Joint Venture, as Old Borrower, and CarrAmerica Lantana, LP, as New Borrower, and Teachers Insurance and Annuity Association of America, as Lender.
			8-K	000-19989	03/29/2006

10.16	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.17	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.18
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 30, 2006, by and among Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.
			10-Q	000-19989	08/09/2006

10.19	Promissory Note dated as of June 30, 2006, by and between Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.		10-Q	000-19989	08/09/2006

10.20	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.21	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
10.22	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.23	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.24	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.		10-Q	000-19989	08/09/2007

10.25
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc., an affiliate of First American Asset Management.
			10-Q	000-19989	08/09/2007

10.26
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc., an affiliate of First American Asset Management.
			10-Q	000-19989	08/09/2007

10.27
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III, an affiliate of First American Asset Management.
			10-Q	000-19989	08/09/2007

10.28	Purchase and Sale Agreement dated as of July 9, 2007, between Escarpment Village, L.P. as Seller and Christopher Investment Company, Inc. as Purchaser.		8-K	000-19989	10/18/2007

10.29	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.		8-K	000-19989	12/14/2007

10.30*	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999.		10-Q	000-19989	05/17/2004

10.31*	Stratus Properties Inc. Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.32*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	05/10/2007

10.33*	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.34*	Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan.		10-Q	000-19989	8/12/2005

10.35*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.		10-Q	000-19989	05/10/2007

10.36*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.37*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	08/12/2005

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
10.38*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	05/10/2007

10.39*	Stratus Director Compensation.		10-K	000-19989	03/16/2006

10.40*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007.		8-K	000-19989	01/30/2007

10.41*	Change of Control Agreement between Stratus Properties Inc. and John E. Baker, effective as of January 26, 2007.		10-K	000-19989	01/30/2007

15.1	Letter from PricewaterhouseCoopers LLP regarding the unaudited interim financial statements.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

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