Form 10-Q
period 2008-09-30
STRATUS PROPERTIES INC
filed 2009-05-05
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ÿ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐ÿ Smaller reporting company ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ÿ☐ Yes  ☐ No

On March 31, 2009, there were issued and outstanding 7,435,133 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$36,829	$40,873
Restricted cash	6	112
Accounts receivable	1,232	2,315
Notes receivable	293	311
Deposits and prepaid expenses	1,749	101
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	110,139	121,966
Property held for sale – undeveloped	28,388	16,521
Property held for use, net	52,430	38,569
Investment in unconsolidated affiliate	2,086	4,720
Deferred tax asset	4,975	5,732
Other assets	8,120	2,900
Total assets	$246,247	$234,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$4,571	$6,324
Accrued interest and property taxes	2,477	1,811
Deposits	1,499	2,996
Debt	63,380	61,500
Other liabilities	3,149	4,562
Total liabilities	75,076	77,193

Minority interest in consolidated subsidiary	16,490	-

Stockholders’ equity:
Preferred stock	-	-
Common stock	82	81
Capital in excess of par value of common stock	196,268	195,898
Accumulated deficit	(26,277)	(24,773)
Common stock held in treasury	(15,392)	(14,279)
Total stockholders’ equity	154,681	156,927
Total liabilities and stockholders’ equity	$246,247	$234,120

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Real estate	$5,691	$7,002	$11,994	$16,745
Rental income	1,158	766	3,278	2,146
Commissions, management fees and other	60	268	792	1,249
Total revenues	6,909	8,036	16,064	20,140
Cost of sales:
Real estate, net	4,805	5,796	10,625	10,823
Rental	944	860	2,683	2,391
Depreciation	435	411	1,211	895
Total cost of sales	6,184	7,067	14,519	14,109
General and administrative expenses	1,723	1,526	5,277	5,340
Total costs and expenses	7,907	8,593	19,796	19,449
Operating (loss) income	(998)	(557)	(3,732)	691
Interest income	330	36	1,432	572
Loss on interest rate cap agreement	(121)	-	(121)	-
(Loss) income from continuing operations
before income taxes, minority interest and equity in
unconsolidated affiliate’s income	(789)	(521)	(2,421)	1,263
Benefit from (provision for) income taxes	216	120	469	(501)
Minority interest in net loss of consolidated subsidiary	124	-	188	-
Equity in unconsolidated affiliate’s income	99	-	365	-
(Loss) income from continuing operations	(350)	(401)	(1,399)	762
Income (loss) from discontinued operations	-	179	(105)	400
Net (loss) income	$(350)	$(222)	$(1,504)	$1,162

Basic and diluted net (loss) income
per share of common stock:
Continuing operations	$(0.05)	$(0.05)	$(0.19)	$0.10
Discontinued operations	-	0.02	(0.01)	0.05
Basic and diluted net (loss) income per
share of common stock	$(0.05)	$(0.03)	$(0.20)	$0.15

Weighted average shares of common stock outstanding:
Basic	7,641	7,560	7,613	7,559
Diluted	7,641	7,560	7,613	7,640

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net (loss) income	$(1,504)	$1,162
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Loss (income) from discontinued operations	105	(400)
Depreciation	1,211	895
Loss on interest rate cap agreement	121	-
Minority interest in net loss of consolidated subsidiary	(188)	-
Cost of real estate sold	8,160	10,144
Deferred income taxes	(457)	(33)
Stock-based compensation	761	1,020
Equity in unconsolidated affiliate’s income	(365)	-
Distribution of unconsolidated affiliate’s income	1,266	-
Deposits	(1,471)	(1,045)
Increase in restricted cash	-	(1,495)
Purchases and development of real estate properties	(22,530)	(23,449)
Municipal utility district reimbursements	6,229	2,557
(Increase) decrease in accounts receivable, prepaid expenses and other	495	(658)
(Increase) decrease in accounts payable, accrued liabilities and other	(2,555)	2,336
Net cash used in continuing operations	(10,722)	(8,966)
Net cash provided by discontinued operations	-	2,234
Net cash used in operating activities	(10,722)	(6,732)

Cash flow from investing activities:
Development of commercial leasing properties and other expenditures	(10,337)	(6,188)
Return of investment in unconsolidated affiliate	2,374	-
Investment in interest rate cap agreement	(673)	-
Other	25	(125)
Net cash used in continuing operations	(8,611)	(6,313)
Net cash used in discontinued operations	-	(113)
Net cash used in investing activities	(8,611)	(6,426)

Cash flow from financing activities:
Borrowings from revolving credit facility	-	17,450
Payments on revolving credit facility	-	(18,450)
Borrowings from construction loan	2,054	-
Repayments on Lantana promissory note	(175)	-
Borrowings from unsecured term loans	-	15,000
Minority interest contributions	16,678	-
Net proceeds from exercised stock options	94	13
Excess tax benefit from exercised stock options	-	642
Purchases of Stratus common shares	(517)	(1,118)
Bank financing costs	(2,845)	-
Net cash provided by continuing operations	15,289	13,537
Net cash used in discontinued operations	-	(232)
Net cash provided by financing activities	15,289	13,305
Net (decrease) increase in cash and cash equivalents	(4,044)	147
Cash and cash equivalents at beginning of year	40,873	1,839
Cash and cash equivalents at end of period	36,829	1,986
Less cash at discontinued operations	-	(511)
Cash and cash equivalents at end of period	$36,829	$1,475

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2007 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items, except as described in Note 2) considered necessary for a fair statement of the financial position of Stratus at September 30, 2008, and the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007. Operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

2.	REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
In connection with reporting its interim financial results for the quarterly period ended September 30, 2008, Stratus reviewed its accounting for capitalized interest and determined that the manner in which it had previously accounted for certain interest costs was not in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Costs.” Additionally, Stratus determined that its equity in unconsolidated affiliate’s income for the year ended December 31, 2007, was understated. A discussion of each of these items follows.

Historically, Stratus applied SFAS No. 34 by (1) defining “qualifying assets” as all construction and development expenditures incurred on real estate projects, (2) applying the interest rate associated with specific borrowings actually used to fund project-specific construction and development costs to determine capitalized interest for those specific qualifying assets, (3) applying the capitalization rate for other borrowings to other qualifying assets and (4) capitalizing certain previously incurred financing costs directly to assets under development. However, Stratus excluded interest costs on borrowings used as permanent financing on completed projects when determining the amount of interest costs eligible for capitalization. As a result of Stratus’ qualifying assets, as defined in SFAS No. 34, exceeding its borrowings, this historical treatment resulted in interest costs related to permanent financing on completed projects being charged to expense rather than capitalized in accordance with SFAS No. 34.

Management has reassessed this matter and determined that it is appropriate to include all interest costs on all borrowings in interest eligible for capitalization on qualifying assets. As a result, Stratus recalculated the appropriate amount of interest costs to be capitalized to its development projects. In addition, Stratus determined the effect of this adjustment to costs of sales and income taxes as previously reported, as well as the allocation between continuing and discontinued operations. The cumulative impact of this error through June 30, 2008, was primarily an understatement of previously reported net income.

Additionally, Stratus identified an error in the recorded results of the Crestview Station joint venture relating to gains on real estate sales that occurred during the fourth quarter of 2007, which also impacted the previously reported results for the three-month period ended March 31, 2008, and the three-month and six-month periods ended June 30, 2008. As a result, Crestview Station’s net income for the year ended December 31, 2007, was understated by $1.0 million of which Stratus’ share was $0.5 million pre-tax and $0.3 million after-tax. For the three-month period ended March 31, 2008, Crestview Station’s net income was overstated by $0.9 million of which Stratus’ share was $0.4 million pre-tax and $0.3 million after-tax. For the three-month period ended June 30, 2008, Crestview Station’s net income was overstated by $0.1 million of which Stratus’ share was $0.1 million pre-tax and less than $0.1 million after-tax. For the six-month period ended June 30, 2008, Crestview Station’s net income was overstated by $1.0 million of which Stratus’ share was $0.5 million pre-tax and $0.3 million after-tax.

Stratus assessed the materiality of these items on the previously reported results for the three-month period ended March 31, 2008, the three-month and six-month periods ended June 30, 2008, and the years ended December 31, 2007, 2006 and 2005, in accordance with Staff Accounting Bulletin (SAB) No. 99 and concluded that the errors were not material to such periods. Stratus also concluded the impact of correcting these items as a cumulative adjustment in the quarter ended September 30, 2008, would have been misleading to the users of the financial statements for the quarter ended September 30, 2008.

Accordingly, in accordance with SAB No. 108, previously issued financial statements will be revised to correct for these items the next time such financial statements are filed.

The following tables set forth the line items affected by the revisions on Stratus’ statements of operations for the three-month and nine-month periods ended September 30, 2007, and balance sheet at December 31, 2007 (in thousands, except per share amounts).

Statements of Operations

	Three Months Ended September 30, 2007
	As Previously
	Reported	Adjustments	As Revised
Total cost of sales	$(6,933)	$(134)	$(7,067)
Operating loss	(423)	(134)	(557)
Interest expense, net	-	-	-
Loss from continuing operations
before income taxes, minority interest and equity in
unconsolidated affiliate’s income	(387)	(134)	(521)
Benefit from income taxes	74	46	120
Loss from continuing operations	(313)	(88)	(401)
(Loss) income from discontinued operations	(32)	211	179
Net loss	(345)	123	(222)

Basic and diluted net (loss) income
per share of common stock:
Continuing operations	$(0.04)	$(0.01)	$(0.05)
Discontinued operations	(0.01)	0.03	0.02
Basic and diluted net loss per share of common stock	$(0.05)	$0.02	$(0.03)

	Nine Months Ended September 30, 2007
	As Previously
	Reported	Adjustments	As Revised
Total cost of sales	$(13,936)	$(173)	$(14,109)
Operating income	864	(173)	691
Interest expense, net	(13)	13	-
Income from continuing operations
before income taxes, minority interest and equity in
unconsolidated affiliate’s income	1,423	(160)	1,263
Provision for income taxes	(557)	56	(501)
Income from continuing operations	866	(104)	762
(Loss) income from discontinued operations	(232)	632	400
Net income	634	528	1,162

Basic and diluted net income (loss)
per share of common stock:
Continuing operations	$0.11	$(0.01)	$0.10
Discontinued operations	(0.03)	0.08	0.05
Basic and diluted net income per share of common stock	$0.08	$0.07	$0.15

Balance Sheet

	December 31, 2007
	As Previously
	Reported		Adjustments		As Revised
ASSETS
Real estate, commercial leasing assets and facilities, net	$170,703		$6,353		$177,056
Deferred tax asset	6,935		(1,203)		5,732
Other assets	2,781	[a]	119		2,900
Total assets	228,357		5,763		234,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$3,326	[b]	$1,236	[c]	$4,562
Total liabilities	75,957		1,236	[c]	77,193
Accumulated deficit	(29,300)		4,527	[d]	(24,773)
Total stockholders’ equity	152,400		4,527	[d]	156,927
Total liabilities and stockholders’ equity	228,357		5,763		234,120

a.
Amounts are adjusted for the reclassification from a classified to a non-classified balance sheet (see Note 3). Stratus previously reported $2,803 thousand of other assets in its 2007 Form 10-K consolidated balance sheet prior to its adjustments for the reclassification from a classified to a non-classified balance sheet. The other assets of $2,803 thousand included $22 thousand of long-term deposits that are now classified in deposits and prepaid expenses.

b.
Amounts are adjusted for the reclassification from a classified to a non-classified balance sheet (see Note 3). Stratus previously reported $5,623 thousand of accrued interest, property taxes and other in current liabilities and $2,510 thousand of other liabilities in its 2007 Form 10-K consolidated balance sheet prior to its adjustments for the reclassification from a classified to a non-classified balance sheet. Prior to the reclassification, the $5,623 thousand of accrued interest, property taxes and other included $1,714 thousand of other current liabilities that are now classified in other liabilities; and the $2,510 thousand of other liabilities included $898 thousand of long-term deposits that are now classified in deposits. Thus, the reclassified other liabilities include $2,510 thousand of other liabilities as previously reported at December 31, 2007, plus $1,714 thousand of other current liabilities less $898 thousand of long-term deposits.

c.	Amounts include an increase of taxes payable for $173 thousand related to the understatement of Crestview Station’s net income for the fourth quarter of 2007.
d.	Amounts include a reduction to accumulated deficit of $321 thousand related to the understatement of Crestview Station’s net income for the fourth quarter of 2007.

3.	RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current period presentation. The more significant of these reclassifications are as follows:

For purposes of presentation on the statement of cash flows, Stratus has historically included all expenditures relating to the acquisition and development of all real estate property within investing cash flows. The investing cash flows included expenditures for both developed properties as well as properties under development to be held for sale or held for use. Historically, these expenditures were included in investing cash flows as management was not always able to determine the ultimate disposition of the related assets. Primarily as a result of the W Austin Hotel & Residences project, which is a mixed use project with elements of both property held for sale (condominiums) and property held for use (hotel and venue properties) that commenced construction during 2008, management decided to allocate expenditures relating to the acquisition and development of all real estate property between operating cash flows and investing cash flows. Management believes this change in cash flow presentation more appropriately reflects the cash flow presentation with the nature of the activity generating or requiring the cash flows and more closely aligns with Stratus’ existing and anticipated near-term business activities.

Capital expenditures for the W Austin Hotel & Residences have been classified as operating and investing activities, respectively on a proportional basis based on the total projected costs for the project as compared to the corresponding projected costs for residential real estate development (i.e. condominiums to be held for sale) and commercial leasing development (i.e. hotel and office space to be held for lease).

Additionally, Stratus changed its balance sheet presentation from a classified to a non-classified presentation to conform to the balance sheet presentation of its peers in the real estate industry.

These reclassifications had no effect on total assets, total liabilities or stockholders' equity as previously reported.

4.	EARNINGS PER SHARE
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
(Loss) income from continuing operations	$(350)	$(401)	$(1,399)	$762
Income (loss) from discontinued operations	-	179	(105)[a]	400
Net (loss) income	$(350)	$(222)	$(1,504)	$1,162

Weighted average common shares outstanding	7,641	7,560	7,613	7,559
Add: Dilutive stock options	-	-	-	67
Restricted stock units	-	-	-	14
Weighted average common shares outstanding for
purposes of calculating diluted net (loss) income
per share	7,641	7,560	7,613	7,640

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.05)	$(0.05)	$(0.19)	$0.10
Discontinued operations	-	0.02	(0.01)[a]	0.05
Diluted net (loss) income per share of common stock	$(0.05)	$(0.03)	$(0.20)	$0.15

a.	Relates to the revised amount of Texas margin tax accrued on Escarpment Village income earned during 2007 (see Note 11).

Stock options and restricted stock units representing approximately 52,000 shares for the third quarter of 2008, approximately 121,000 shares for the third quarter of 2007 and approximately 60,000 shares for the first nine months of 2008 that otherwise would have been included in the earnings per share calculations were excluded because of the net losses reported for the periods.

5.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Effective May 1, 2008, Stratus entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (“Canyon-Johnson”) for the development of a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the “W Austin Hotel & Residences project”). Stratus’ initial capital contributions to the joint venture totaled $31.8 million, which consisted of a 1.76 acre tract of land purchased by Stratus and located across the street from Austin City Hall, the related property and development agreements for the land and other project costs incurred by Stratus before May 1, 2008.

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Canyon-Johnson contributed its initial capital in May 2008 and will contribute additional capital until certain capital contribution requirements are met. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. The required capital contributions are approximately $53 million for Stratus and $75 million for Canyon-Johnson. As of September 30, 2008, Canyon-Johnson had contributed $16.7 million and in accordance with the joint venture agreement, they will continue to fund 100 percent of project costs until their contributions total approximately $44 million. Thereafter, Stratus will fund 40 percent and Canyon-Johnson will fund 60 percent of project costs until the required capital contributions are made. After the required capital contributions are made, project costs will be financed by a construction loan (see below).

On May 2, 2008, the joint venture entered into a construction loan agreement with Corus Bank, N.A., (the “Corus Loan Agreement”) to finance the construction of the W Austin Hotel & Residences project. Pursuant to the Corus Loan Agreement, the joint venture may borrow up to an aggregate of $165.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. Upon execution of the Corus Loan Agreement, approximately $2.0 million was advanced to the joint venture. In connection with the Corus Loan Agreement, the joint venture paid $2.8 million of financing costs. Pursuant to the terms of the Corus Loan Agreement, additional borrowings for project costs are not permitted until Stratus’ and Canyon-Johnson’s capital contributions to the joint venture reach $49.2 million for Stratus and $73.7 million for Canyon-Johnson, which is currently anticipated to occur in the fourth quarter of 2009. The joint venture is permitted to borrow under the Corus Loan Agreement to pay interest on the loan.

The Corus Loan Agreement contains customary financial covenants and other restrictions. Amounts borrowed under the Loan Agreement bear interest at an annual rate, which is adjusted quarterly, equal to the greater of (1) the sum of 3.5 percent per year plus the three-month London Interbank Offered Rate (LIBOR) quoted in the Money Rates section of The Wall Street Journal or (2) 6.5 percent. The rate was 6.5 percent at September 30, 2008. The effective interest rate for the fourth quarter of 2008 was 7.6 percent, which was based on LIBOR of 4.1 percent at September 30, 2008.

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on the loan at 4.5 percent (see Note 6). The LIBOR rate cap notional amount varies based on projected loan balances throughout the term of the loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus has received development fees totaling $0.5 million in the third quarter of 2008 and $0.8 million in the first nine months of 2008, which have been eliminated in consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R).

Optional prepayments during the twelve months immediately following the execution of the Corus Loan Agreement are not permitted. From May 2, 2009 through November 2, 2010, optional prepayments of the loan are permitted, subject to a prepayment premium. Optional prepayments made after November 2, 2010, are not subject to prepayment premiums. Repayments made from proceeds of the sale of residential condominiums or other components of the W Austin Hotel & Residences project are permitted, beginning after the first year of the loan, without prepayment penalty. Repayments under the Corus Loan Agreement may be accelerated by the lenders upon the occurrence of customary events of default. The Corus Loan Agreement matures on September 2, 2011. Certain obligations of the joint venture under the Corus Loan Agreement are guaranteed by Stratus, including construction and completion of the project, environmental indemnification and joint and several liability for the payment of $20.0 million of the principal of the loan.

Under the guidance of FIN 46R, “Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51,” Stratus performed an evaluation and concluded that the W Austin Hotel & Residences project is a variable interest entity (VIE) and that Stratus is currently the primary beneficiary of the project even though it is not the majority owner as it has contributed disproportionately more capital than Canyon-Johnson, is the developer of the project and guarantees certain obligations as discussed above. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements.

At September 30, 2008, Stratus’ consolidated balance sheet includes $52.0 million in total assets and $4.4 million in total liabilities associated with the W Austin Hotel & Residences project. In accordance with FIN 46R, certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires reconsideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the project is a VIE and whether Stratus is the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE under the guidance of FIN 46R or that Stratus is no longer the primary beneficiary of the entity, the project will be deconsolidated from Stratus’ financial statements and will be accounted for under the equity method of accounting.

6.	FAIR VALUE MEASUREMENTS
SFAS No. 157, "Fair Value Measurements," includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The fair value hierarchy consists of the following three levels:

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Stratus adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities recognized at fair value on a recurring basis (see Note 13). The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of September 30, 2008, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$32,886	$32,886	$-	$-
Interest rate cap
agreement	552	-	552	-
	$33,438	$32,886	$552	$-

Cash Equivalents. In July 2008, Stratus began investing some of its cash and cash equivalents in U.S. Treasury securities, which are considered cash equivalents. Stratus’ cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Interest Rate Cap Agreement. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. The joint venture entered into this derivative contract to manage interest rate risk under the Corus Loan Agreement (see Note 5). Stratus accounts for this derivative pursuant to Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Stratus records this interest rate cap agreement maturing July 2011 at fair value on a recurring basis on its balance sheet and recognizes changes in fair value in the current period earnings. Stratus recorded the $0.7 million payment to enter into the interest rate cap agreement as an investing activity in its Statement of Cash Flows as Stratus does not consider the interest rate cap agreement to be an effective hedge under SFAS No. 133. Stratus recorded non-cash charges totaling $0.1 million for the first nine months of 2008 related to the change in fair value of the interest rate cap agreement.

Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement, and therefore are classified as Level 2. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Stratus’ unrealized loss related to the fair value measurement of the interest rate cap agreement totaled $0.1 million in the third quarter and first nine months of 2008.

7.	INVESTMENT IN UNCONSOLIDATED AFFILIATE
In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, Stratus has completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. Infrastructure development of Crestview Station is progressing.

At September 30, 2008, Stratus’ investment in the Crestview Station project totaled $2.1 million and the joint venture partnership had $7.7 million of outstanding debt, of which Stratus guarantees $1.9 million. (See Note 14 for additional developments regarding Crestview Station occurring subsequent to September 30, 2008).

Stratus has a 50 percent interest in the Crestview Station project, which it accounts for under the equity method in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.” Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of FIN 46R.

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008, which resulted in Stratus’ equity in Crestview Station’s earnings totaling $0.4 million in the first nine months of 2008, including adjustments to the previously reported results for the first six months of 2008 as discussed in Note 2. Stratus received distributions from Crestview Station totaling $3.6 million in the first nine months of 2008. Summary information for Crestview Station for the 2008 periods follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Total revenues	$ 1,054	$ 3,895
Net income	$ 198	$ 730

During the nine months ended September 30, 2007, the Crestview Station project recorded no revenues or expenses as the project was under development and all expenditures were capitalized as project costs.

8.	DEBT
At September 30, 2008, Stratus had total debt of $63.4 million, including $0.3 million of current debt. Total debt was $61.5 million at December 31, 2007. Stratus’ debt outstanding at September 30, 2008 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.3 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018.

•
$2.1 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan, which matures in September 2011 and has total remaining commitments available of approximately $163 million (See Note 5).

Effective May 30, 2008, Stratus entered into a third modification and extension agreement to extend the maturity and modify the interest rate on its $45.0 million revolving credit facility. The maturity was extended from May 30, 2009, to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or LIBOR plus 2 percent with a minimum interest rate of 5 percent. No amounts were outstanding under this facility at September 30, 2008. For further discussion of Stratus’ debt see Note 4 of the Stratus 2007 Form 10-K.

9.	INTEREST COST AND STOCK-BASED COMPENSATION
Interest Cost.  Stratus capitalized all of its interest costs totaling $1.3 million in the third quarter of 2008, $1.1 million in the third quarter of 2007, $3.6 million in the first nine months of 2008 and $3.1 million in the first nine months of 2007 (see Note 2).

Stock-Based Compensation.  Compensation cost charged against earnings for stock-based awards follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options awarded to employees (including directors)	$127	$153	$316	$388
Restricted stock units	193	156	579	821
Less capitalized amounts[a]	(42)	(48)	(134)	(189)
Impact on (loss) income from continuing operations
before income taxes	$278	$261	$761	$1,020

a.
Employee compensation, including stock-based compensation, is eligible for capitalization under Stratus’ accounting policy for the allocation of overhead costs. See Note 1 of the Stratus 2007 Form 10-K.

In September 2008, Stratus granted 7,500 stock options to its non-employee directors under its existing stock option plan for non-employee directors. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercises, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The number of options granted, grant date fair values per stock option and assumptions used to value stock option awards granted during the nine months ended September 30, 2008 and September 30, 2007 follow:

	2008	2007
Options granted	7,500	7,500
Grant-date fair value per stock option	$15.49	$16.30
Expected and weighted average volatility	49.0%	41.8%
Expected life of options (in years)	6.7	6.7
Risk-free interest rate	3.5%	4.4%

For more information regarding Stratus’ stock-based compensation awards see Notes 1 and 6 of the Stratus 2007 Form 10-K.

10.	INCOME TAXES
Accounting Principles Board Opinion No. 28 requires companies to determine an estimated annual effective tax rate to apply to their interim pre-tax income. FIN 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB No. 28,” provides that the estimated annual effective rate should be revised, if necessary, to reflect the company's best current estimate as of the end of each successive interim period during the year. If a reliable estimate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate.

During the third quarter of 2008, Stratus concluded that estimating a consistent annual effective tax rate was increasingly difficult due to the uncertainty in forecasting taxable income since its taxable income is primarily dependent upon asset sales which are difficult to predict with any certainty and may vary significantly from period to period. The ability to forecast is increasingly difficult in light of the current economic environment. Stratus believes that the uncertainty in their forecasts goes beyond normal market variations and forecasting an annual effective would not provide a meaningful estimate. As such, Stratus believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with FIN 18. Stratus’ benefit from income taxes has been calculated utilizing its actual effective tax rate for the three-month and nine-month periods ended September 30, 2008.

After considering the tax impact of the items discussed in Note 2, the difference between Stratus’ consolidated effective income tax rates for the first nine months of 2008 and 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to state income tax expense.

11.	DISCONTINUED OPERATIONS
On October 12, 2007, Stratus sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid approximately $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under Stratus’ loan from Teachers Insurance and Annuity Association of America (TIAA). Upon completion of the sale of Escarpment Village, Stratus ceased all involvement with the Escarpment Village shopping center. The results of operations of Escarpment Village, which have been classified as discontinued operations in the consolidated statements of operations, previously represented a component of Stratus’ commercial leasing segment.

In June 2008, Stratus revised the amount of Texas margin tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million of additional income tax charges related to 2007, which were recognized in June 2008. As the results of operations of Escarpment Village have been appropriately classified as discontinued operations, the additional Texas margin tax has also been classified as discontinued operations in the consolidated statements of operations.

Summary Escarpment Village results for the 2007 periods follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Rental income	$825	$2,582
Rental property costs	(375)	(1,271)
Depreciation	(158)	(696)
General and administrative expenses	(38)	(71)
Interest income	21	70
Income before income taxes	275	614
Provision for income taxes	(96)	(214)
Income from discontinued operations	$179	$400

For a further discussion of Stratus’ discontinued operations see Note 7 of the Stratus 2007 Form 10-K.

12.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties held for sale in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and certain properties at the W Austin Hotel & Residences project. In January 2008, Stratus sold the final lots of the Deerfield property in Plano, Texas, which is also included in the Real Estate Operations segment. For definitions of these property classifications, see “Properties” located in Item 2 of the Stratus 2007 Form 10-K.

The Commercial Leasing segment primarily includes the two 75,000 square-foot office buildings at 7500 Rialto Boulevard, of which one is 97 percent leased and the other is 94 percent leased as of September 30, 2008. In addition, the commercial leasing segment includes rental income from Barton Creek Village, which includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008.

Escarpment Village operating results are reported as discontinued operations. Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2008
Revenues	$5,751	$1,158	$-		$6,909
Cost of sales, excluding depreciation	(4,805)	(944)	-		(5,749)
Depreciation	(53)	(382)	-		(435)
General and administrative expenses	(1,482)	(241)	-		(1,723)
Operating loss	$(589)	$(409)	$-		$(998)

Capital expenditures	$7,517	$2,167	$-		$9,684
Total assets	$176,078	$64,763	$5,406	[b]	$246,247

Three Months Ended September 30, 2007
Revenues	$7,270	$766	$-		$8,036
Cost of sales, excluding depreciation	(5,796)	(860)	-		(6,656)
Depreciation	(45)	(366)	-		(411)
General and administrative expenses	(1,345)	(181)	-		(1,526)
Operating income (loss)	$84	$(641)	$-		$(557)

Income from discontinued operations	$-	$179	$-		$179
Capital expenditures	$8,093	$3,609	$-		$11,702
Total assets	$138,452	$80,201 [c]	$7,509	[b]	$226,162

Nine Months Ended September 30, 2008
Revenues	$12,786	$3,278	$-	$16,064
Cost of sales, excluding depreciation	(10,625)	(2,683)	-	(13,308)
Depreciation	(147)	(1,064)	-	(1,211)
General and administrative expenses	(4,538)	(739)	-	(5,277)
Operating loss	$(2,524)	$(1,208)	$-	$(3,732)

Loss from discontinued operations	$-	$(105)[d]	$-	$(105)[d]
Capital expenditures	$22,530	$10,337	$-	$32,867

Nine Months Ended September 30, 2007
Revenues	$17,994	$2,146	$-	$20,140
Cost of sales, excluding depreciation	(10,823)	(2,391)	-	(13,214)
Depreciation	(115)	(780)	-	(895)
General and administrative expenses	(4,653)	(687)	-	(5,340)
Operating income (loss)	$2,403	$(1,712)	$-	$691

Income from discontinued operations	$-	$400	$-	$400
Capital expenditures	$23,449	$6,301	$-	$29,750

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.
c.
Includes assets from the discontinued operations of Escarpment Village, which Stratus sold on October 12, 2007, totaling $34.3 million, net of accumulated depreciation of $1.4 million, at September 30, 2007.

d.	Relates to the revised amount of Texas margin tax accrued on Escarpment Village income earned during 2007 (see note 11).

Segment profit excludes interest income, loss on interest rate cap agreement, benefit from (provision for) income taxes, minority interest and equity in unconsolidated affiliate’s income. A reconciliation of segment profit to consolidated (loss) income from continuing operations before income taxes, minority interest and equity in unconsolidated affiliate’s income for each period is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating (loss) income	$(998)	$(557)	$(3,732)	$691
Interest income	330	36	1,432	572
Loss on interest rate cap agreement	(121)	-	(121)	-
(Loss) income from continuing operations
before income taxes, minority interest and
equity in unconsolidated affiliate’s income	$(789)	$(521)	$(2,421)	$1,263

13.	NEW ACCOUNTING STANDARDS
Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under generally accepted accounting principles in the United States but rather establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles in the United States and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, Stratus adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. At the time of partial adoption, SFAS No. 157 did not impact Stratus’ financial reporting and disclosures as Stratus did not have financial assets and liabilities subject to fair value measurement on a recurring basis (see Note 6). Stratus is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis will have on its financial reporting and disclosures.

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

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 amends the disclosure requirements for derivative instruments and hedging activities contained in SFAS No. 133. Under SFAS No. 161, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require disclosure for earlier periods presented for comparative purposes at initial adoption. The adoption of SFAS No. 161 will not affect Stratus’ accounting for derivative financial instruments; however, Stratus is currently evaluating the impact on its related disclosures.

14.	SUBSEQUENT EVENTS
In connection with funding the development of Crestview Station, the joint venture entered into a loan agreement in 2005 with Comerica Bank (the “Crestview Loan Agreement”), pursuant to which the joint venture borrowed funds in the principal amount of $7.6 million. In November 2007, the joint venture amended the Crestview Loan Agreement to increase the amount of availability under the loan to $10.9 million. The principal amount of the loan was $7.7 million on September 30, 2008. Both Stratus and Trammell Crow, its joint venture partner, who operates the venture, executed a guaranty of completion and payment in connection with the Crestview Loan Agreement and are each obligated to guarantee the joint venture’s performance under the Crestview Loan Agreement up to a maximum of $1.9 million, plus certain interest payments and related costs. The loan matured on March 31, 2009. Stratus’ joint venture partner elected not to extend the loan, and as a result the joint venture received a notice of default from Comerica Bank on April 4, 2009. On April 8, 2009, Stratus’ joint venture partner signed a two-month extension on the loan, extending the maturity to May 31, 2009.

On February 18, 2009, Corus bank entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. It is uncertain whether Corus will continue to be able to meet its funding commitments under the Corus Loan Agreement once Stratus and Canyon-Johnson fully fund their capital commitments later in 2009. Stratus and Canyon-Johnson are pursuing other options for financing the W Austin Hotel & Residences project should Corus not be in a position to fulfill its obligations. Such options may include additional equity contributions by Stratus and Canyon-Johnson, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If Corus is unable to fulfill its funding obligations, and if alternate financing cannot be obtained, Stratus and Canyon-Johnson may be required to delay further construction of the project until additional sources of financing are available.

In March 2009, Stratus borrowed $4.7 million under a term loan secured by Barton Creek Village, which will mature in April 2014. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly beginning May 1, 2009. Stratus will use the proceeds of this loan for general corporate purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2007 Annual Report on Form 10-K (2007 Form 10-K) filed with the Securities and Exchange Commission (SEC) and with Note 2. “Revisions of Previously Issued Consolidated Financial Statements” included in Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this quarterly report on Form 10-Q. The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to Notes refer to Notes to Consolidated Financial Statements (unaudited), unless otherwise stated.

We are engaged in the acquisition, development, management and sale of commercial, multi-family and residential real estate located primarily in the Austin, Texas area. We conduct real estate operations on properties we own.

Our principal real estate holdings are currently in southwest Austin, Texas. We also own undeveloped commercial property in San Antonio, Texas. The number of developed lots, developed or under development acreage, and undeveloped acreage as of September 30, 2008, that comprise our principal development projects are provided in the following table.

			Acreage
			Developed or Under Development						Undeveloped
	Developed		Single		Multi-				Single			Total
	Lots		Family		family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	90		409		249	376		1,034	510	20	530	1,564
Lantana	-		-		-	-		-	-	223	223	223
Circle C	115	[a]	148	[a]	-	265		413	-	122	122	535
W Austin Hotel
& Residences	-		-		-	2	[b]	2	-	-	-	2
San Antonio
Camino Real	-		-		-	-		-	-	2	2	2
Total	205		557		249	643		1,449	510	367	877	2,326

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at September 30, 2008, consisted of a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development.

In 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) that acquired an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development.

On October 12, 2007, we sold Escarpment Village, which is a 168,000-square-foot retail center anchored by a grocery store in the Circle C Ranch (Circle C) community, for $46.5 million, before closing costs and other adjustments. Accordingly, we have reported Escarpment Village’s results of operations for the three-month and nine-month periods ended September 30, 2007, as discontinued operations.

Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory issues including our land use and development entitlements.

The current economic conditions have resulted in a general decline in leasing activity across the United States (U.S.) in 2008, and have caused vacancy rates to increase in most markets, including Austin, Texas. U.S. investment sales activity declined sharply during the first nine months of 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of recent heightened investment activity, and the resulting gap between buyer and seller expectations of value.

Periods of economic slowdown or recession, rising interest rates, tightening of the credit markets, declining demand for or increased supply of real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from property management fees and leases. In addition, these conditions could lead to a decline in property values as well as a decline in funds invested in commercial real estate and related assets, which in turn may reduce revenues from property management, leasing and development fees.

The recovery of U.S. credit markets has yet to materialize, and this lingering problem is impacting the broader U.S. economy. Commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending market, materially impacting liquidity in the real estate debt markets, making financing terms for owners of retail properties less attractive, and in certain cases resulting in the unavailability of certain types of debt financing. Tighter lending standards and higher borrower costs have exerted downward pressure on the value and liquidity of real estate assets which will impact the values we could obtain from the sale of our properties. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Our future performance will, in part, be dependent upon the recovery of the credit markets and the underlying strength of the U.S. economy.

BUSINESS STRATEGY

Over the past several years, we have successfully worked cooperatively with the City of Austin (the City) to obtain approvals that allow the development of our properties to proceed in a timely manner while protecting the environment. We believe the desirable location and overall quality of our properties, in combination with the land use and development entitlements we have obtained, will under normal market conditions command a premium over the value of other Austin-area properties.

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain bank financing necessary for developing our properties, although our ability to obtain bank financing in the future may be impacted by the current U.S. economic conditions. See “Risk Factors” located herein and in Item 1A of our 2007 Form 10-K.

REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2, certain accounting matters were identified in the third quarter of 2008 and subsequently that required revisions of our financial statements for the three-month and nine-month periods ended September 30, 2007 and for the year ended December 31, 2007. Management’s Discussion and Analysis has been updated to discuss changes in comparative results of operations and cash flows after considering the impacts of the items discussed in detail in Notes 2 and 3 of the Consolidated Financial Statements.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel &

Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project. The grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of the project (see Note 5). At September 30, 2008, we had $2.1 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan and total remaining commitments available of approximately $163 million (see Notes 5 and 14). Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. Infrastructure development of Crestview Station is progressing. The initial phase of utility and roadway infrastructure is under construction and expected to be completed by year-end 2009. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and two commercial sites. The joint venture is currently processing permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At September 30, 2008, our investment in the Crestview Station project totaled $2.1 million and the joint venture partnership had $7.7 million of outstanding debt, of which we guarantee $1.9 million (see Notes 7 and 14).

Residential. As of September 30, 2008, the number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development [a]	Total

Barton Creek:
Calera:
Calera Court Courtyard Homes	4	-	-	4
Calera Drive	8	-	-	8
Verano Drive	68	-	-	68
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	-	35	-	35
Phase II Townhomes	-	-	97	97
Phase III	-	-	89	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	115	57	-	172
Total Residential Lots	205	92	2,200	2,497

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future.

Calera. In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. As of September 30, 2008, four courtyard homes at Calera Court and eight lots at Calera Drive remained unsold. Construction of the final phase, known as Verano Drive, began in the first quarter of 2007 and was completed in July 2008. Verano Drive includes 71 single-family lots, three of which were sold in July 2008.

Amarra Drive. During 2007, we completed development of Amarra Drive Phase I, the initial phase of the Amarra Drive subdivision. Amarra Drive Phase I includes eight lots, one of which was sold in September 2007, with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In January 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres and two townhome tracts on 31 acres. Development was substantially completed in October 2008.

Mirador Estate. We completed construction of the Mirador subdivision, which included the development of 34 estate lots with each lot averaging approximately 3.5 acres in size, and have sold 32 of these lots. As of September 30, 2008, we owned two Mirador estate lots.

Wimberly Lane Phase II. In 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. The average purchase price for each of the 41 lots was $150,400, subject to a six percent annual escalator. We sold the last homebuilder lot in January 2008 and have one Wimberly Lane lot remaining for sale.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. In 2005, we commenced the first phase of construction and contracted to sell a total of 494 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase was substantially completed in March 2006. Development of the 108-lot third phase of Meridian was completed in September 2007. The 118-lot fourth phase commenced in early 2008 and was completed in June 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. Construction of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2009.

Commercial. As of September 30, 2008, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total

Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	18,000	-	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
Tract 106	21,000	-	-	21,000
Tract 110	-	760,000	-	760,000
Tract 107	-	80,000	-	80,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Advanced Micro Devices
Option Tracts	-	-	760,000	760,000
Tract GR1	-	-	325,000	325,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	858,000	3,500,000	4,555,000

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future.

Barton Creek. In the second quarter of 2007, we completed the first phase of the Barton Creek Village. The first phase includes a 22,000-square-foot retail complex. In July 2007, we began construction of a 3,300-square-foot bank building within this 22,000-square-foot retail complex, and it was completed in early 2008. Construction of the second retail complex is expected to begin during 2010.

Circle C. During the third quarter of 2008, Stratus completed the construction of two retail buildings, totaling 21,000 square feet, at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot building on an existing ground lease. Leasing for the two retail buildings is under way with 18 percent of the 21,000-square-foot retail complex leased as of September 30, 2008, and the initial tenants have opened for business. We expect the 21,000-square-foot retail complex to be fully leased during 2009.

Lantana. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of September 30, 2008. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In Lantana, we also own two 75,000-square-foot office buildings at 7500 Rialto. As of September 30, 2008, we had leased 97 percent of the space at the original office building and 94 percent of the space at the second office building.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into significant transactions involving our properties. In addition, since the third quarter of 2007, U.S. economic activity has progressively weakened because of stresses in the residential housing and financial sectors, aggravated by the impact of rising food and energy prices on consumer spending. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Revenues:
Real estate operations	$5,751	$7,270	$12,786	$17,994
Commercial leasing	1,158	766	3,278	2,146
Total revenues	$6,909	$8,036	$16,064	$20,140

Operating (loss) income	$(998)	$(557)	$(3,732)	$691

Benefit from (provision for) income taxes	$216	$120	$469	$(501)

(Loss) income from continuing operations	$(350)	$(401)	$(1,399)	$762
Income (loss) from discontinued operations	-	179	(105)[a]	400
Net (loss) income	$(350)	$(222)	$(1,504)	$1,162

a.	Relates to the revised amount of Texas margin tax accrued on Escarpment Village income earned during 2007 (see Note 11).

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 12). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Revenues:
Developed property sales	$5,691	$7,002	$11,953	$15,662
Undeveloped property sales	-	-	41	1,083
Commissions, management fees and other	60	268	792	1,249
Total revenues	5,751	7,270	12,786	17,994

Cost of sales, including depreciation	(4,858)	(5,841)	(10,772)	(10,938)
General and administrative expenses	(1,482)	(1,345)	(4,538)	(4,653)

Operating (loss) income	$(589)	$84	$(2,524)	$2,403

Developed Property Sales.  Residential property sales for the third-quarter and nine-month periods of 2008 and 2007 included the following (revenues in thousands):

	Third Quarter
	2008		2007
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 643	1	$ 657
Wimberly Lane Phase II
Standard Homebuilder	-	-	3	516
Amarra Drive Phase I	-	-	1	1,250
Verano Drive	3	1,875	-	-

Circle C
Meridian	48	3,173	58	3,575

Deerfield[a]	-	-	15	1,004
Total Residential	52	$ 5,691	78	$ 7,002

	Nine Months
	2008			2007
	Lots	Revenues		Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	2	$ 1,278		1	$ 657
Calera Drive	-	-		2	809
Mirador Estate	-	-		2	1,559
Wimberly Lane Phase II
Standard Homebuilder	1	265	[b]	9	1,561
Amarra Drive Phase I	-	-		1	1,250
Verano Drive	3	1,875		-	-

Circle C
Meridian	103	7,125		106	6,814

Deerfield[a]	21	1,410		45	3,012
Total Residential	130	$ 11,953		166	$ 15,662

a.
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

b.	Includes $0.1 million for homebuilder contract termination fee.

Undeveloped Property Sales. We sold a five-acre tract at Circle C for $1.1 million during the first nine months of 2007.

Cost of Sales.  Cost of sales totaled $4.9 million for the third quarter of 2008, $5.8 million for the third quarter of 2007, $10.8 million for the first nine months of 2008 and $10.9 million for first nine months of 2007, which include ongoing project and marketing costs that are relatively fixed. Most of the sales for the 2008 periods were Circle C lots, which have lower profit margins than Barton Creek lots.

Cost of sales for the first nine months of 2008 included $0.4 million related to costs incurred for our proposal for the right to develop a new project in downtown Austin, which was awarded to another developer. Cost of sales also included reductions for Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.1 million for the first nine months of 2008 and $1.7 million for the first nine months of 2007.

We are projecting fewer lot sales in the next several quarters because of the recent weakness in the U.S. real estate market.

General and Administrative Expenses.  General and administrative expenses increased to $1.5 million for the third quarter of 2008 from $1.3 million for the third quarter of 2007 primarily because of increases in compensation costs related to personnel severance packages paid in the third quarter of 2008 in conjunction with the closure of our Southwest Property Services subsidiary. There are no additional costs expected to be incurred as a result of our decision to outsource property management operations. General and administrative expenses decreased to $4.5 million for the first nine months of 2008 from $4.7 million for the first nine months of 2007 primarily because of lower stock-based compensation costs in 2008.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Rental income	$1,158	$766	$3,278	$2,146
Rental property costs	(944)	(860)	(2,683)	(2,391)
Depreciation	(382)	(366)	(1,064)	(780)
General and administrative expenses	(241)	(181)	(739)	(687)
Operating loss	$(409)	$(641)	$(1,208)	$(1,712)

Our commercial leasing operating results primarily reflect the activities at 7500 Rialto. As of September 30, 2008, the original office building was 97 percent leased and the second building was 94 percent leased.

Rental income increased to $1.2 million for the third quarter of 2008 from $0.8 million for the third quarter of 2007, primarily because of a $0.2 million increase in rental income at 7500 Rialto related to an approximate 50 percent increase in the occupancy of the second office building from the 2007 period. In addition, rental income for the third quarter of 2008 reflects an increase of $0.1 million related to Barton Creek Village, which includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008. Rental income for the third quarter of 2008 also reflects an increase of $0.1 million related to 5700 Slaughter, which includes two retail buildings completed in the third quarter of 2008. As of September 30, 2008, we have leased 18 percent of 5700 Slaughter and expect to lease the remaining space during 2009.

Rental income increased to $3.3 million for the first nine months of 2008 from $2.1 million for the first nine months of 2007, primarily because of a $0.7 million increase in rental income at 7500 Rialto related to an approximate 50 percent increase in the occupancy of the second office building from the 2007 period. In addition, rental income for the first nine months of 2008 reflects an increase of $0.4 million related to Barton Creek Village and an increase of less than $0.1 million related to 5700 Slaughter.

Non-Operating Results
Interest Income.  Interest income totaled $0.3 million in the third quarter of 2008, compared with less than $0.1 million in the third quarter of 2007, and $1.4 million in the first nine months of 2008, compared with $0.6 million in the first nine months of 2007. The increase in interest income primarily reflects interest on our higher average cash balance during 2008. Interest income also included interest on Barton Creek MUD reimbursements totaling $0.2 million in the third quarter of 2008, $0.9 million in the first nine months of 2008 and $0.5 million in the first nine months of 2007.

Equity in Unconsolidated Affiliate’s Income.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008, which resulted in our equity in Crestview Station’s earnings totaling $0.4 million for the first nine months of 2008.

Benefit from (Provision for) Income Taxes.  We recorded an income tax benefit of $0.2 million for the third quarter of 2008, $0.5 million for the first nine months of 2008 and $0.1 million for the third quarter of 2007, and recorded an income tax provision of $0.5 million for the first nine months of 2007. The difference between our consolidated effective income tax rates for the first nine months of 2008 and 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to state income tax expense.

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

Upon completion of the sale of Escarpment Village, we ceased all involvement with the Escarpment Village shopping center. The results of operations of Escarpment Village, which have been classified as discontinued operations in the consolidated statements of operations, previously represented a component of our commercial leasing segment. We earned rental income from Escarpment Village of $0.8 million in the third quarter of 2007 and $2.6 million in the nine months ended September 30, 2007.

In June 2008, we revised the amount of Texas margin tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million of additional income tax charges related to 2007, which were recognized in June 2008. As the results of operations of Escarpment Village have been appropriately classified as discontinued operations, the additional Texas margin tax has also been classified as discontinued operations in the consolidated statements of operations. Our discontinued operations generated net income of $0.2 million in the third quarter of 2007 and $0.4 million in the nine months ended September 30, 2007.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2008, we had $36.8 million in cash and $45 million in availability under our $45 million revolving credit facility, which matures in May 2010. At March 31, 2009, we had $31.4 million in cash and $43 million available under our revolving credit facility. Additionally, we have no significant debt maturities in the near-term. We do not expect to make additional capital contributions to the joint venture with Canyon-Johnson until mid-2009, at which time we are committed to begin our additional contributions that will total approximately $20 million. Canyon-Johnson has funded $16.7 million through September 30, 2008 and is committed to fund 100 percent of project costs until their contributions total approximately $44 million. As of September 30, 2008, Canyon-Johnson has an additional $27.3 million to contribute before reaching approximately $44 million, at which point we will be committed to begin our additional contributions that will total approximately $20 million (as discussed above) and Canyon-Johnson will be committed to begin its additional contributions that will total approximately $30 million. Once we and Canyon-Johnson have funded the required capital commitments (approximately $49.2 million for us and $73.7 million for Canyon-Johnson) the joint venture will be able to utilize the balance of its $165 million construction loan (see Note 14 and “Credit Facility and other Financing Arrangements”).

Comparison of Nine-Months 2008 and 2007 Cash Flows
Cash used in operating activities totaled $10.7 million during the first nine months of 2008 and $6.7 million during the first nine months of 2007, including cash provided by discontinued operations totaling $2.2 million in the 2007 period. Operating cash flows in the first nine months of 2008 decreased compared to the 2007 period, primarily because of a net loss, working capital changes and $2.2 million less cash from discontinued operations, partly offset by a $3.7 million increase in MUD reimbursements and a $1.3 million distribution of income from our unconsolidated affiliate, Crestview Station. Expenditures for purchases and development of real estate properties for the first nine months of 2008 and 2007 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($10.4 million in 2008 and $4.7 million in 2007), and the Barton Creek, Lantana and Circle C communities. We received Barton Creek MUD reimbursements totaling $6.2 million in the first nine months of 2008 and $2.6 million in the first nine months of 2007.

Cash used in investing activities totaled $8.6 million during the first nine months of 2008 and $6.4 million during the first nine months of 2007, including $0.1 million used in discontinued operations in the 2007 period. Commercial leasing development expenditures for the first nine months of 2008 and 2007 included development costs for the W Austin Hotel & Residences project totaling $9.7 million in 2008 and $4.4 million in 2007. Other expenditures for commercial leasing properties primarily related to Barton Creek Village in the 2008 period and 7500 Rialto in the 2007 period. We also received distributions representing a partial return of our investment in Crestview Station totaling $2.4 million in the first nine months of 2008.

Cash provided by financing activities totaled $15.3 million during the first nine months of 2008, which included $16.7 million of contributions from Canyon-Johnson for the W Austin Hotel & Residences project and $2.1 million in borrowings from the W Austin Hotel & Residences project construction loan, partly offset by $2.8 million of financing costs for the W Austin Hotel & Residences project construction loan. In the first nine months of 2008, we used $0.5 million to repurchase shares of our common stock on the open market (see below). Financing activities provided cash of $13.3 million during the first nine months of 2007, which included $15.0 million of borrowings under three unsecured term loans, which were primarily used to fund our development activities, partly offset by $1.0 million of net repayments on our revolving line of credit. In the first nine months of 2007, we used $1.1 million to repurchase shares of our common stock.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first nine months of 2008, we purchased 18,908 shares for $0.5 million, a $27.35 per share average. During the fourth quarter of 2008, we purchased 195,308 shares for $2.0 million, a $10.30 per share average, including 190,000 shares purchased in a private transaction on December 24, 2008. In January 2009, we purchased in a private transaction 49,000 shares for $0.4 million or $8.25 per share. A total of 161,145 shares remain available under this program as of March 31, 2009. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $0.9 million was available at March 31, 2009. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At September 30, 2008, we had total debt of $63.4 million, including $0.3 million of current debt, and total cash and cash equivalents of $36.8 million. Our debt outstanding at September 30, 2008 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.3 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018.

•
$2.1 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan, which matures in September 2011 and has total remaining commitments available of approximately $163 million.

Effective May 30, 2008, we entered into a third modification and extension agreement to extend the maturity and modify the interest rate on our $45.0 million revolving credit facility. The maturity was extended from May 30, 2009, to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or the London Interbank Offered Rate plus 2 percent with a minimum interest rate of 5 percent. No amounts were outstanding under this facility at September 30, 2008. For a further discussion of our debt see Note 4 of our 2007 Form 10-K.

At March 31, 2009, we had total debt of $68.0 million and total cash and cash equivalents of $31.4 million.

Under the W Austin Hotel & Residences project construction loan with Corus bank, remaining joint venture commitments total $57.2 million at March 31, 2009. On February 18, 2009, Corus bank entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. It is uncertain whether Corus will continue to be able to meet its funding commitments under the Corus Loan Agreement once we and Canyon-Johnson fund the required capital commitments later in 2009. The joint venture is pursuing other options for financing the W Austin Hotel & Residences project should Corus not be in a position to fulfill its obligations. Such options may include additional equity contributions by the joint venture partners, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If Corus is unable to fulfill its funding obligations, and if alternate financing cannot be obtained, the joint venture may be required to delay further construction of the project until additional sources of financing are available.

NEW ACCOUNTING STANDARDS

Refer to Note 13 for discussion of new accounting standards.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, projected capital expenditures, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” below and located in our 2007 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our market risks during the nine months ended September 30, 2008. For additional information on market risk, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our controls and procedures were effective as of the end of September 30, 2008, the period covered by this quarterly report on Form 10-Q.

(b)           Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors. In addition to the risk factors previously disclosed in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2007, we have identified the following additional risk factor:

We may be subject to a delisting proceeding in the future by The National Association of Securities Dealers Automated Quotations (NASDAQ) Stock Market.

On November 18, 2008, we received a letter from NASDAQ advising that we were not in compliance with the continued listing requirements set forth in NASDAQ Marketplace Rule 4310(c)(14) because we did not timely file our Form 10-Q for the quarter ended September 30, 2008. On March 4, 2009, NASDAQ granted to us an extension of time until May 14, 2009 to file our 2008 third-quarter Form 10-Q. We communicated to NASDAQ that we would also be unable to file our 2008 Form 10-K by the March 16, 2009 filing deadline. NASDAQ is presently considering our request for an extension of time for the filing of our 2008 Form 10-K. If NASDAQ does not grant our request, or if such request is granted and we fail to file our 2008 Form 10-K by the extension date, NASDAQ may begin a delisting proceeding against us. A delisting of our common stock could result in an inactive trading market for our common stock and could have an adverse effect on our ability to raise capital.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended September 30, 2008.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2008	1,570	$22.29	1,570	407,406
August 1 to 31, 2008	633	27.09	633	406,773
September 1 to 30, 2008	1,320	28.10	1,320	405,453
Total	3,523	$25.33	3,523

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At September 30, 2008, $3.4 million remained under the Comerica agreement for purchases of common stock.

Item 6.  Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ John E. Baker
John E. Baker
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  May 5, 2009

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

4.1
Rights Agreement dated as of May 16, 2002, between Stratus Properties Inc. and Mellon Investor Services LLC, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.
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
			8-K	000-19989	10/05/2005

10.4	Construction Loan Agreement dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.		10-Q	000-19989	08/11/2008

10.5	Promissory Note dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.		10-Q	000-19989	08/11/2008

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
			10-K	000-19989	3/30/2004

10.10	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.		10-Q	000-19989	05/15/2003

10.11	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas.		10-K	000-19989	3/22/2002

10.12	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.13	Loan Agreement dated September 22, 2003, by and between Calera Court, L.P., as borrower, and Comerica Bank, as lender.		10-Q	000-19989	11/14/2003

10.14	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.15	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.16	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.17	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.18	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.19	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.20	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.		10-Q	000-19989	08/09/2007

10.21
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
			10-Q	000-19989	08/09/2007

10.24	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.		8-K	000-19989	12/14/2007

10.25*	Stratus’ Performance Incentive Awards Program, as amended, effective December 30, 2008.	X

10.26*	Stratus Properties Inc. Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.27*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	05/10/2007

10.28*	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.29*	Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan.		10-Q	000-19989	8/12/2005

10.30*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.		10-Q	000-19989	05/10/2007

10.31*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.32*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	08/12/2005

10.33*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	05/10/2007

10.34*	Stratus Director Compensation.		10-K	000-19989	03/16/2006

10.35*	Amended and Restated Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of December 30, 2008.	X

10.36*	Amended and Restated Change of Control Agreement between Stratus Properties Inc. and John E. Baker, effective as of December 30, 2008.	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

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