Form 10-K
period 2008-12-31
STRATUS PROPERTIES INC
filed 2009-06-24
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              0 Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   0
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ÿ0 Yes ÿ0 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):   0 Large accelerated filer   ☑ Accelerated filer   0 Non-accelerated filer    0 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $31.3 million on May 31, 2009, and approximately $85.1 million on June 30, 2008.

Common stock issued and outstanding was 7,435,133 shares on May 31, 2009, and 7,636,341 shares on June 30, 2008.

PART I

Item 1.  Business

Except as otherwise described herein or the context otherwise requires, all references to “Stratus,” “we,” “us,” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our web site, www.stratusproperties.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC. All subsequent references to “Notes” in this report refer to the Notes to Consolidated Financial Statements located in Item 8. of this Form 10-K.

Overview

We are engaged in the acquisition, development, management, operations and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.

Our principal real estate holdings are in southwest Austin, Texas. We also own undeveloped commercial property in San Antonio, Texas. The number of developed lots, developed or  under development acreage and undeveloped acreage as of December 31, 2008, that comprise our principal properties are presented in the following table.

			Acreage
			Developed or Under Development						Undeveloped
	Developed		Single		Multi-				Single			Total
	Lots		Family		family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	125		358		249	376		983	510	20	530	1,513
Lantana	-		-		-	-		-	-	223	223	223
Circle C	98	[a]	148	[a]	-	265		413	-	122	122	535
W Austin Hotel
& Residences	-		-		-	2	[b]	2	-	-	-	2
San Antonio
Camino Real	-		-		-	-		-	-	2	2	2
Total	223		506		249	643		1,398	510	367	877	2,275

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at December 31, 2008, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

For information about our operating segments see “Results of Operations” within Items 7. and 7A. and Note 14.

Company Strategies and Development Activities

Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to investigate and pursue opportunities for new projects that offer the possibility of acceptable returns and risk. As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures during the last five years (see discussion below), which has resulted in our debt increasing to $63.4 million at December 31, 2008. We also had cash, cash equivalents and investments in U.S. treasury securities of $32.5 million at December 31, 2008. We have funded our development activities primarily through sales proceeds, $40.0 million of unsecured term loans and our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 9), which was established as a result of the financing relationship we have built with Comerica Bank (Comerica) over the past several years. In August 2002, the City granted final approval of a development agreement (Circle C settlement) and permanent zoning for our real estate located within the Circle C community, thereby establishing all essential municipal development regulations applicable to our Circle C properties for 30 years (see “Development and Other Activities” within Items 7. and 7A. and Note 13). The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C settlement, have allowed us to focus our efforts on developing our properties, acquiring other properties and increasing shareholder value. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain bank financing necessary for developing our properties, although our ability to obtain bank financing in the future may be impacted by the current United States (U.S.) economic conditions.

Our progress towards accomplishing these goals includes the following:

•	Over the past several years we have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

Barton Creek

Calera.  In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of December 31, 2008, four courtyard homes at Calera Court and eight lots at Calera Drive remained unsold. Construction of the final phase, known as Verano Drive, began in the first quarter of 2007 and was completed in July 2008. Verano Drive includes 71 single-family lots, three of which were sold in July 2008.

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

Mirador and Escala Drive.  We completed construction of Mirador, a subdivision within the Barton Creek community adjoining the Escala Drive subdivision. We developed 34 estate lots in the Mirador subdivision, with each lot averaging approximately 3.5 acres in size, and have sold 32 of these lots. As of December 31, 2008, we owned two Mirador estate lots. By the end of 2006, we had sold all of the 54 lots at Escala Drive in the Barton Creek community.

Wimberly Lane.  During 1999, we completed the development of 75 residential lots at the Wimberly Lane subdivision at Barton Creek, all of which were sold by the end of 2003. During 2004, we completed the development of 47 lots in the second phase of Wimberly Lane (Wimberly Lane Phase II), and we also entered into a contract with a national homebuilder to sell 41 of these Wimberly Lane Phase II lots. We sold the last homebuilder lot in January 2008 and have one Wimberly Lane lot remaining for sale.

Barton Creek Village.  In the second quarter of 2007, we completed the first phase of Barton Creek Village, which includes a 22,000-square-foot retail complex. In July 2007, we began construction of a 3,300-square-foot bank building within this retail complex, and it was completed in early 2008. As of December 31, 2008, the first retail complex was 71 percent leased and the bank building is leased through 2022. Construction of the second retail complex is expected to begin during 2010.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2008, we had remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In 2006, we sold 7000 West for $22.3 million (see “Discontinued Operations” below and Note 12) and a 58-acre tract at Lantana to Advanced Micro Devices, Inc. (NYSE: AMD) for $21.2 million. As demand for office space within Lantana increased, we constructed a second 75,000-square-foot office building at 7500 Rialto Boulevard, which was completed in September 2006. As of December 31, 2008, occupancy was 97 percent for the first Rialto Boulevard office building and 100 percent for the second office building.

•	In December 2006, we purchased a city block in downtown Austin, Texas to develop as a multi-use property.

The W Austin Hotel & Residences

In December 2006, we acquired a city block in downtown Austin for $15.1 million. The project, known as the W Austin Hotel & Residences project, is planned for a mixture of hotel, residential, retail, office and entertainment uses on approximately two acres. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P., (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 6). At December 31, 2008, we had $2.1 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan and total remaining commitments available of approximately $163 million (see Note 9). Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled. See Note 15 for additional discussion of Corus Bank, N.A. (Corus), the bank providing the construction loan.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area properties.

Circle C Community

We obtained permits and approvals necessary to develop 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. The Circle C settlement, effective August 2002, firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2008, we have permanently used $8.2 million of our City-based incentives including cumulative sales of $4.1 million to other developers, and we also have $2.8 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2008, unencumbered Credit Bank capacity was $4.0 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City, as amended in 2004. In 2005, we commenced the first phase of construction and contracted to sell a total of 494 of a total 800 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase was substantially completed in March 2006. Development of the 108-lot third phase of Meridian was completed in September 2007. The 118-lot fourth phase commenced in early 2008 and was completed in June 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. Construction of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2010.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. In the third quarter of 2008, we completed the construction of two retail buildings totaling 21,000 square feet at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot building on an existing ground lease. Leasing for the two buildings is under way with 22 percent of the 21,000-square-foot retail complex leased as of December 31, 2008, and the initial tenants have opened for business. We expect the 21,000-square-foot retail complex to be fully leased by the end of 2009.

The Circle C community also includes Parkside Village, an 80,000-square-foot planned retail project. The project will be developed in two phases. The first phase will consist of a 34,000-square-foot building to accommodate a full-service restaurant and theater. The second phase will consist of three tilt-wall retail buildings at 14,775 square feet, 8,075 square feet and 7,600 square feet, and two pads available for ground leases. We are pursuing final permits and entitlements to position the project for commencement of construction when appropriate.

Escarpment Village, a 168,000-square-foot retail project anchored by a grocery store, opened in May 2006. On October 12, 2007, we sold Escarpment Village for $46.5 million, before closing costs and other adjustments (see “Discontinued Operations” below and Note 12).

•	We believe that we have the potential right to receive approximately $13.8 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2008, we had approximately $4.1 million of expected future reimbursements of previously incurred costs recorded as a component of “Real estate, commercial leasing assets and facilities, net” on our balance sheet. The remaining potential future reimbursements are not recorded on our balance sheet because they relate to costs incurred prior to the 1995 formation of the Barton Creek Municipal Utility District (MUD). Since these costs pre-date the formation of the MUDs, there is less certainty in their potential reimbursement. Costs incurred after the 1995 formation of the MUDs were capitalized into property costs and subsequently expensed through cost of sales as properties sold. A significant portion of the substantial additional costs which we will incur in the future as our development activities at Barton Creek continue, is expected to be eligible for reimbursement. We received total infrastructure reimbursements, comprised of Barton Creek MUD reimbursements, of $7.2 million during 2008, $4.8 million during 2007 and $1.6 million during 2006.

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

Crestview Station

In November 2005, we formed a joint venture partnership with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the future commuter rail line approved by City voters. With Trammel Crow, we have completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting the property. Infrastructure development of Crestview Station is progressing. The initial phase of utility and roadway infrastructure is under construction and expected to be completed by the end of 2009. Crestview Station sold substantially all of its multi-family and commercial properties in 2007. The joint venture retained the single family component of Crestview Station and two commercial sites, one of which was sold in the first quarter of 2008. The joint venture is currently processing permits to develop the residential portion of Crestview Station as a 450-unit transit-oriented neighborhood. At December 31, 2008, our investment in the Crestview Station project totaled $2.3 million and the joint venture partnership had $9.1 million of outstanding debt, of which we guarantee $1.9 million (see Notes 8 and 15).

Credit Facility and Other Financing Arrangements

Acquiring and maintaining adequate financing is an important element of our business. For information about our credit facility and other financing arrangements, see “Credit Facility and Other Financing Arrangements” within Items 7. and 7A. and Note 9.

Discontinued Operations

On March 27, 2006, we sold Stratus 7000 West Joint Venture (7000 West) and on October 12, 2007, we sold the Escarpment Village shopping center. As a result, 7000 West and Escarpment Village are reported as discontinued operations and the consolidated financial statements for all periods have been adjusted to reflect this presentation. For information about our discontinued operations, see “Discontinued Operations” within Items 7. and 7A. and Note 12.

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

Employees

At December 31, 2008, we had a total of 23 employees located at our Austin, Texas headquarters. We do not have any union employees. We believe we have a good relationship with our employees. Since January 1, 1996, numerous services necessary for our business and operations, including certain executive, administrative, accounting, financial, tax and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement.  FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc.  Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. “Forward-looking statements” are all statements other than statements of historical fact, or current facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (or other similar expressions) will, should or may occur in the future, such as: statements regarding our financial plans; our indebtedness; share repurchases; strategic plans; future financing plans; development and capital expenditures; obtaining necessary permits for new developments; and other plans and objectives.

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

Economic conditions could negatively impact our business.

Our business is affected by local, national and worldwide economic conditions and the condition and levels of activity in the real estate industry. During 2008, worldwide economic conditions significantly deteriorated, and the U.S. economy and most other major economies entered a recessionary period. We are unable to predict how long these global recessionary conditions will continue, but it is reasonable to expect that our financial performance will continue to be adversely affected as long as current conditions continue.

The continuation of the current recessionary environment could also pose a threat to the ability of our insurers, suppliers, customers and financial institutions to perform their obligations. Although we monitor the creditworthiness of the third parties with whom we do business, if any such party fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted.

A prolonged recession could result in a lower level of economic activity, decreased real estate development and increased uncertainty regarding real estate prices and the capital and credit markets. A lower level of real estate development could have a material adverse effect on our business, which may also adversely affect our revenues. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with any additional financing we may require for future operations.

We are vulnerable to concentration risks because our operations are almost exclusive to the Austin, Texas, market.

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

To continue development of the W Austin Hotel & Residences project, we may need to obtain additional financing, which could be difficult in the current credit market.

We currently have agreements with third parties to support the funding and development of our W Austin Hotel & Residences project. In May 2008, the joint venture entered into a construction loan agreement with Corus under which the joint venture has the ability to borrow up to an aggregate of $165 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project.  On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency (collectively, the Regulatory Agreements).  We are unsure how the Regulatory Agreements will affect the construction loan agreement.  As a result of the continued downturn in the real estate industry, current market and economic conditions, and Corus’ entry into the Regulatory Agreements, Corus may become unable or unwilling to fund any of our joint venture’s future borrowing requests.  We are pursuing other options for financing the W Austin Hotel & Residences project, including additional equity contributions by Stratus and our joint venture partner, obtaining financing from other financial institutions, admitting new equity partners, or a combination of these alternatives, if Corus fails to fulfill its obligations.  Alternate financing may not be available on favorable terms, if at all. If Corus is unable or unwilling to fulfill its funding obligations, and if alternate financing cannot be obtained, we may be required to delay further construction of the project until additional sources of financing are available or we may be required to write down our investment at amounts that could be significant.

We currently participate in two joint ventures and may participate in other joint ventures in the future.  We could be adversely impacted if any of our joint venture partners would fail to fulfill their obligations or if we had disagreements with any of our joint venture partners.

We currently have investments in and commitments to two joint ventures with unrelated parties to develop land and we may participate in other joint ventures in the future. Under existing joint venture agreements, we and our joint venture partners could be required to, among other things, provide guarantees of obligations or contribute additional capital until specified capital contribution requirements are met and we may have little or no control over the amount or timing of these obligations.  In some circumstances, decisions of the joint venture are made by unanimous vote of the partners. As a result of the continued downturn in the real estate industry and current market and economic conditions, our existing joint ventures or the joint venture partners may become unable or unwilling to fulfill their economic or other obligations.  If our joint venture partners are unable or unwilling to fulfill their obligations or if we have any disagreements with our joint venture partners, we may be required to fulfill those obligations alone, expend additional resources to continue development of projects or delay further construction of projects, or we may be required to write down our investments at amounts that could be significant.

We may participate in other joint ventures in the future, which could subject us to certain risks, which may not otherwise be present, including:

•	the potential that our joint venture partner may not perform;
•	the joint venture partner may have economic, business or legal interests or goals that are inconsistent with or adverse to our interests or goals or the goals of the joint venture;
•	the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies;
•	the joint venture partner might become bankrupt or fail to fund its share of required capital contributions;
•	we and the joint venture partner may not be able to agree on matters relating to the property; and
•	we may become liable for the actions of our third-party joint venture partners.

Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint ventures.

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

If we are not able to obtain suitable financing or our credit ratings are lowered, our business and results of operations may decline.

Our business and results of operations depend substantially on our ability to obtain financing for our real estate developments.  The availability of financing from banks and the public debt markets has declined significantly.

Because of the deterioration of the credit markets and the uncertainties that exist in the economy and for real estate developers in general, we cannot be certain that we will be able to replace existing financing or find additional sources of financing on reasonable terms or at all.  In such an event, we could be precluded from sustaining our operations at current levels.

The conditions of the capital markets may adversely affect our ability to draw on our revolving credit facility as well as have an adverse effect on other financial transactions.

Global financial markets continue to be under considerable stress, and traditional sources of equity and debt for capital or financing continue to be difficult to find.  In particular, the cost of raising funds from the debt and equity capital markets has increased substantially while the availability of funds has diminished significantly.  Many lenders and institutional investors have increased interest rates, enacted tighter lending or investment standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt.

Because of these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plan, enhance our existing projects, complete projects or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

If other financial institutions that have extended credit commitments to us are adversely affected by the conditions of the capital markets, they may become unable to fund borrowings under our credit commitments with them, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, investments, development and other corporate purposes.

Our indebtedness could adversely affect our operating results and financial condition.

As of December 31, 2008, the outstanding principal amount of our indebtedness was $63.4 million. Our level of indebtedness could have important consequences. For example, it could:

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

In addition, the terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. We may also need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. If new debt is added to current debt levels, the risks described above could intensify. Further, if future debt financing is not available to us when required or is not available on acceptable terms, as mentioned above, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

Our results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions, which, as mentioned above, have significantly deteriorated in the last year, and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict the level of future sales or sales prices that will be realized for individual assets.

Mortgage financing issues, including lack of supply of mortgage loans and tightened lending requirements, could reduce demand for our products.

Our real estate operations are dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences. Many mortgage lenders and investors in mortgage loans are currently experiencing severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. These factors have led to a decrease in the availability of financing and an increase in the cost of financing. These issues in the mortgage lending industry could adversely affect potential purchasers of our products, negatively affecting demand for our products.

If the market value of our land and developments declines, our results of operations will likely decrease.

The market value of our land and our developments depend on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If real estate demand decreases below what we anticipated when we acquired our properties, we may not be able to recover our investment in such property through sales or leasing, and our profitability may be adversely affected.  If the current recession is prolonged, we may have additional write-downs to the carrying values of our properties and/or be required to sell property at a loss.

Unfavorable changes in market and economic conditions could negatively impact occupancy or rental rates, which could negatively affect our profitability.

The current market and economic conditions may significantly affect rental rates. Occupancy and rental rates in our market, in turn, may significantly affect our profitability and our ability to satisfy our financial obligations. The risks that may affect conditions in our market include the following:

•	a further deterioration in economic conditions;

•	local conditions, such as oversupply of office space, a decline in the demand for office space or increased competition from other available office buildings;

•	the inability or unwillingness of tenants to pay their current rent or rent increases; and

•	declines in market rental rates.

We cannot predict with certainty whether any of these factors will occur or whether, and to what extent, they will have an adverse effect on our operations.

Our operations are subject to an intensive regulatory approval process and opposition from environmental groups that could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, and other land use issues, subdivision, site planning and environmental issues under applicable regulations. Some of these approvals are discretionary. Because government agencies and special interest groups have in the past expressed concerns about our development plans in or near Austin, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

Several special interest groups have long opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located. We have actively opposed these actions and do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has existed in the Austin area and the opposition of several special interest groups, there can be no assurance that our expectations will prove correct.

Our operations are subject to governmental environmental regulation, which can change at any time and generally would result in an increase to our costs.

Real estate development is subject to state and federal regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. Certain of the Barton Creek properties include nesting territories for the Golden-cheeked Warbler, a federally listed endangered species. In 1995, we received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act, which to date has allowed the development of the Barton Creek and Lantana properties free of restrictions under the Endangered Species Act related to the maintenance of habitat for the Golden-cheeked Warbler.

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

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. The current downturn in the real estate industry could significantly increase competition among developers. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of real estate properties available for sale or lease, as well as the potential significant discounting of prices by some of our competitors, may adversely affect the results of our operations.

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

Failure to satisfy the listing requirements of the National Association of Securities Dealers Automated Quotations (NASDAQ) stock market could result in our common stock being delisted.

On May 15, 2009, we received a staff determination letter from NASDAQ stating that in accordance with NASDAQ Marketplace Rule 5250(c)(1) our common stock is subject to delisting for failure to file our annual report on Form 10-K for the year ended December 31, 2008, by the May 14, 2009 extended filing deadline and failure to timely file our quarterly report on Form 10-Q for the quarter ended March 31, 2009, by the May 11, 2009 filing deadline.  On May 22, 2009, we requested a hearing to appeal NASDAQ’s determination, and also requested a further stay on the delisting of our securities. We have been notified by NASDAQ that the delisting action has been stayed pending our hearing scheduled for June 25, 2009. Accordingly, Stratus’ common stock will continue to be listed on NASDAQ pending NASDAQ’s decision on the appeal. There can be no assurance, however, that NASDAQ will grant our request to waive this requirement or that our common stock will not be delisted.

If our common stock is delisted from NASDAQ, our common stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on NASDAQ. Many OTC stocks trade less frequently and in smaller volumes than securities traded on NASDAQ.  Accordingly, our common stock would be less liquid, and the value of our common stock could decline.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Our developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2008, are presented in the following table. The undeveloped acreage shown in the table is presented according to anticipated uses for single-family lots, multi-family units and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold "as is" (i.e., no infrastructure or development work has begun on such property). A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2008, we own only four lots with homes that have already been built on them (the Calera Court homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been obtained.

			Acreage
			Developed or Under Development						Undeveloped
	Developed		Single		Multi-				Single			Total
	Lots		Family		family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	125		358		249	376		983	510	20	530	1,513
Lantana	-		-		-	-		-	-	223	223	223
Circle C	98	[a]	148	[a]	-	265		413	-	122	122	535
W Austin Hotel
& Residences	-		-		-	2	[b]	2	-	-	-	2
San Antonio
Camino Real	-		-		-	-		-	-	2	2	2
Total	223		506		249	643		1,398	510	367	877	2,275

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at December 31, 2008, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

The following table summarizes the estimated development potential of our Austin-area acreage as of December 31, 2008:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	464	1,860	1,590,000	23,000
Circle C	57	-	760,000	200,000
Lantana	-	-	1,365,000	400,000
Austin 290 Tract	-	-	-	20,000
Total	521	1,860	3,715,000	643,000

Item 3.  Legal Proceedings
We are from time to time involved in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock with the cumulative total return of the Hemscott Real Estate Development Group and the S&P 500 Stock Index from 2004 through 2008. This comparison assumes $100 invested on December 31, 2003 in (a) our common stock, (b) the Hemscott Real Estate Development Group and (c) the S&P 500 Stock Index.

Comparison of Cumulative Total Return*
Stratus Properties Inc., Hemscott Real Estate
Development Group and S&P 500 Stock Index
	December 31,
	2003	2004	2005	2006	2007	2008
Stratus Properties Inc.	$ 100.00	$ 159.50	$ 232.14	$ 318.41	$ 337.71	$ 123.98
Hemscott Real Estate
Development Group	100.00	132.82	140.10	186.07	309.74	141.27
S&P 500 Stock Index	100.00	110.88	116.33	134.70	142.10	89.53
_______________
* Total return assumes reinvestment of dividends.

Our common stock trades on the National Association of Securities Dealers Automated Quotation (NASDAQ) stock market under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices of Stratus’ common stock, as reported by NASDAQ.

	2008		2007
	High	Low	High	Low
First Quarter	$33.95	$23.98	$35.00	$28.50
Second Quarter	30.49	16.86	40.73	29.96
Third Quarter	30.75	15.72	35.92	25.91
Fourth Quarter	27.91	10.10	36.33	27.37

As of May 15, 2009, there were 600 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in management’s discussion and analysis and Note 9.

The following table sets forth shares of our common stock that we repurchased during the three-month period ended December 31, 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

October 1 to 31, 2008	3,400		$24.04	3,400	402,053
November 1 to 30, 2008	1,908		15.43	1,908	400,145
December 1 to 31, 2008	190,000	[b]	10.00	190,000	210,145
Total	195,308		10.30	195,308

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for our common stock repurchases after September 30, 2005. At December 31, 2008, $1.3 million remains available under the Comerica agreement for purchases of our common stock.

b.	Represents shares purchased in a private transaction on December 24, 2008.

Item 6.  Selected Financial Data
The following table sets forth our selected historical financial data as of and for each of the five years in the period ended December 31, 2008. The historical financial information is derived from our audited financial statements reflecting all adjustments (consisting only of normal and recurring items, except as otherwise noted below) and is not necessarily indicative of our future results. In addition, the historical results have been adjusted to reflect the operations of Escarpment Village and Stratus 7000 West Joint Venture (7000 West) as discontinued operations (see Note 12). You should read the information in the table below together with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data.” Refer to Note 2 regarding revisions to previously issued financial statements for the years ended December 31, 2007 and 2006, and at December 31, 2007, relating to capitalization of interest and property taxes and equity in unconsolidated affiliate’s income. Refer to footnote “c” below for information regarding revisions to previously issued financial statements for the years ended December 31, 2005 and 2004, and at December 31, 2006, 2005 and 2004, relating to capitalization of interest and property taxes.

	2008	2007		2006		2005 [c]		2004 [c]
	(In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$18,783	$27,164		$61,875		$35,194		$17,725
Operating (loss) income	(7,258)	(543)		22,638		7,954		33
Interest income	1,448	849		370		226		71
Equity in unconsolidated affiliate’s
income	562	982		-		-		-
(Loss) income from continuing
operations	(3,732)	2,609		30,318		8,107		104
(Loss) income from discontinued
operations, net of taxes	(105)[a]	11,180	[a]	9,142	[a,b]	1,232	[b]	1,222	[b]
Net (loss) income applicable to
common stock	(3,837)	13,789		39,460		9,339		1,326

Basic net (loss) income per share:
Continuing operations	$(0.49)	$0.35		$4.15		$1.12		$0.01
Discontinued operations	(0.01)[a]	1.48	[a]	1.25	[a,b]	0.17	[b]	0.17	[b]
Basic net (loss) income per share	$(0.50)	$1.83		$5.40		$1.29		$0.18

Diluted net (loss) income per share:
Continuing operations	$(0.49)	$0.34		$3.96		$1.06		$0.01
Discontinued operations	(0.01)[a]	1.46	[a]	1.19	[a,b]	0.16	[b]	0.16	[b]
Diluted net (loss) income per share	$(0.50)	$1.80		$5.15		$1.22		$0.17

Average shares outstanding:
Basic	7,621	7,554		7,306		7,209		7,196
Diluted	7,621	7,677		7,658		7,636		7,570

At December 31:
Property held for sale	$143,480	$136,531		$136,911	[c]	$125,285		$121,564
Property held for use, net	56,919	38,215		18,600		9,277		9,660
Assets from discontinued operations	-	-		35,303	[a,c]	34,359	[a,b]	19,903	[a,b]
Total assets	252,546	232,634		206,558	[c]	177,320		155,430
Debt from continuing operations	63,352	61,500		28,000		40,368		43,646
Debt from discontinued operations	-	-		22,675	[a]	21,731	[a,b]	12,001	[a,b]
Stockholders’ equity	149,236	155,442		136,554	[c]	97,601		90,765

a.	Relates to the operations, assets and liabilities of Escarpment Village, which we sold in October 2007 (see Note 12).
b.	Relates to the operations, assets and liabilities of 7000 West, which we sold in March 2006 (see Note 12).
c.	Reflects revisions of previously issued financial statements as presented below (in thousands, except per share amounts):

	2006
		Adjustments
	As	Capitalized	Property	Net	As
	Reported	Interest	Tax	Adjustments	Revised
At December 31:
Property held for sale	$133,210	$5,425	$(1,724)	$3,701	$136,911
Property held for use, net	18,874	-	(274)	(274)	18,600
Assets from discontinued operations	34,917	523	(137)	386	35,303
Total assets	203,950	3,980	(1,372)	2,608	206,558
Stockholders’ equity	133,946	3,980	(1,372)	2,608	136,554

	2005
		Adjustments
	As	Capitalized	Property	Net	As
	Reported	Interest	Tax	Adjustments	Revised
Year Ended December 31:
Operating income	$8,336	$(110)	$(272)	$(382)	$7,954
Income from continuing operations	7,960	419	(272)	147	8,107
Income from discontinued operations	514	718	-	718	1,232
Net income applicable to common stock	8,474	1,137	(272)	865	9,339

Basic net income per share:
Continuing operations	$1.11	$0.05	$(0.04)	$0.01	$1.12
Discontinued operations	0.07	0.10	-	0.10	0.17
Basic net income per share	$1.18	$0.15	$(0.04)	$0.11	$1.29

Diluted net income per share:
Continuing operations	$1.04	$0.06	$(0.04)	$0.02	$1.06
Discontinued operations	0.07	0.09	-	0.09	0.16
Diluted net income per share	$1.11	$0.15	$(0.04)	$0.11	$1.22

At December 31:
Property held for sale	$122,468	$4,555	$(1,738)	$2,817	$125,285
Property held for use, net	9,452	(61)	(114)	(175)	9,277
Assets from discontinued operations	33,956	516	(113)	403	34,359
Total assets	173,886	5,399	(1,965)	3,434	177,320
Stockholders’ equity	94,167	5,399	(1,965)	3,434	97,601

	2004
		Adjustments
	As	Capitalized	Property	Net	As
	Reported	Interest	Tax	Adjustments	Revised
Year Ended December 31:
Operating income	$338	$(34)	$(271)	$(305)	$33
Income from continuing operations	99	276	(271)	5	104
Income from discontinued operations	573	649	-	649	1,222
Net income applicable to common stock	672	925	(271)	654	1,326

Basic net income per share:
Continuing operations	$0.01	$0.04	$(0.04)	$-	$0.01
Discontinued operations	0.08	0.09	-	0.09	0.17
Basic net income per share	$0.09	$0.13	$(0.04)	$0.09	$0.18

Diluted net income per share:
Continuing operations	$0.01	$0.04	$(0.04)	$-	$0.01
Discontinued operations	0.08	0.08	-	0.08	0.16
Diluted net income per share	$0.09	$0.12	$(0.04)	$0.08	$0.17

At December 31:
Property held for sale	$119,067	$3,963	$(1,466)	$2,497	$121,564
Property held for use, net	9,926	(152)	(114)	(266)	9,660
Assets from discontinued operations	19,961	55	(113)	(58)	19,903
Total assets	152,861	4,262	(1,693)	2,569	155,430
Stockholders’ equity	88,196	4,262	(1,693)	2,569	90,765

Items 7. and 7A.  Management’s Discussion and Analysis of Financial Condition and
Results of Operation and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to Stratus Properties Inc. and its consolidated subsidiaries and joint venture. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business,” “Risk Factors” and “Properties” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements located in Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management, operations and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.

Our principal real estate holdings are in southwest Austin, Texas. We also own undeveloped commercial property in San Antonio, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2008, that comprise our principal development projects are presented in the following table.

			Acreage
			Developed or Under Development						Undeveloped
	Developed		Single		Multi-				Single			Total
	Lots		Family		family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	125		358		249	376		983	510	20	530	1,513
Lantana	-		-		-	-		-	-	223	223	223
Circle C	98	[a]	148	[a]	-	265		413	-	122	122	535
W Austin Hotel
& Residences	-		-		-	2	[b]	2	-	-	-	2
San Antonio
Camino Real	-		-		-	-		-	-	2	2	2
Total	223		506		249	643		1,398	510	367	877	2,275

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at December 31, 2008, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

The sharp decline in the real estate market, among other factors, significantly impacted our consolidated financial results for 2008. In 2008, we recognized $18.8 million of revenues and recorded a net loss of $3.8 million, compared to $27.2 million of revenues and $13.8 million of net income in 2007, which included a gain on the sale of Escarpment Village of $10.8 million, net of taxes of $5.0 million. During the fourth quarter of 2008, we evaluated the carrying values of our long-lived assets for impairment and recognized charges of $0.3 million ($0.2 million to net loss or $0.02 per share). Refer to Notes 1 and 4 for further discussion of these impairment charges.

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

In addition to the traditional influence of state and federal government employment levels on the local economy, in recent years the Austin area has experienced significant growth in the technology sector. The Austin-area population increased approximately 25 percent between 1999 and 2008, largely due to an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 1999 through 2007, rising by 15 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1999 and 2007, sales tax receipts in Austin rose by 43 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin’s five-county metro area population and median family income for 1989, 1999 and the most current information available for 2007 and 2008, based on U.S. Census Bureau data and City of Austin data.

City of Austin
Income
Population
Median Family Income
(in thousands)
Metro Family Population
(in millions)
$80
$70
$60
$50
$40
$30
$20
$10
$0
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
$33,481
846,227
$54,091
1,249,763
$62,272
1,557,829
1989
1999
2007
2008

Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2007.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City). Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005 through mid-2007, market conditions improved. Beginning in the third quarter of 2007, market conditions began to weaken. The December 31, 2008 and 2007 vacancy percentages for various types of developed properties in Austin are noted below.

December 31,
	2008	2007
Building Type	Vacancy Factor
Industrial Buildings	16%[a]	6% [b]
Office Buildings (Class A)	19% [a]	14% [b]
Multi-Family Buildings	9% [b]	6% [b]
Retail Buildings	7% [b]	7% [b]

a.	CB Richard Ellis: Austin MarketView
b.	Texas A&M University Real Estate Center: Texas Market News

Our operating cash flows and, ultimately, our ability to develop our properties and expand our business are largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, and regulatory issues including our land use and development entitlements.

Since the third quarter of 2007, U.S. economic activity has progressively weakened due initially to stresses in the residential housing and financial sectors, aggravated by the impact of rising food and energy prices on consumer spending. Weaker economic growth resulted in a general decline in real estate activity across the U.S. in 2008, and has caused vacancy rates to increase in most markets, including Austin, Texas. U.S. investment sales activity also declined sharply during 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of recent heightened investment activity, and the resulting gap between buyer and seller expectations of value.

We continue to focus on our near-term goal of developing our properties and projects in a difficult economic climate and our long-term goal of maximizing the value of our development communities. We believe that Austin, Texas continues to be a very desirable market and many of our developments are in locations that are unique and where approvals that we have obtained have been increasingly difficult for others to achieve. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our long-term success will depend on our ability to maximize the value of our real estate through obtaining additional required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. In addition, we continue to pursue additional development opportunities and believe we can obtain bank financing for developing our properties at a reasonable cost. See “Risk Factors” located in Item 1A.

The recovery of U.S. credit markets has yet to materialize, and given the current business climate in which we are operating and the numerous uncertainties related to our business, including the rate of sales, sales prices, and mortgage constraints, it is difficult to provide specific guidance for fiscal 2009. We believe that our performance in 2009 will be significantly affected by real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, and regulatory issues including our land use and development entitlements.

REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS AND RECLASSIFICATIONS

As discussed in Note 2, certain accounting matters were identified during 2008 and subsequently that required revisions of our financial statements for the years ended December 31, 2007 and December 31, 2006. Management’s discussion and analysis has been updated to discuss changes in comparative results of operations and cash flows after considering the impacts of the items discussed in detail in Notes 2 and 3.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project. The grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of the project (see Note 6). At December 31, 2008, we had $2.1 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan and total remaining commitments available of approximately $163 million (see Notes 9 and 15). Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled. We currently consolidate the joint venture with Canyon-Johnson because under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003) –an Interpretation of ARB No. 51” (FIN 46R), the project is considered a variable interest entity (VIE) and we are considered the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE under the guidance of FIN 46R or that we are no longer the primary beneficiary of the entity, the project will be deconsolidated from our financial statements (see Note 6).

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City voters. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. Infrastructure development of Crestview Station is progressing. The initial phase of utility and roadway infrastructure is under construction and expected to be completed by year-end 2009. Crestview Station sold substantially all of its multi-family and commercial properties in 2007. The joint venture retained the single family component of Crestview Station and two commercial sites, one of which was sold in the first quarter of 2008. The joint venture is currently processing permits to develop the residential portion of Crestview Station as a 450-unit transit-oriented neighborhood. At December 31, 2008, our investment in the Crestview Station project totaled $2.3 million and the joint venture partnership had $9.1 million of outstanding debt, of which we guarantee $1.9 million (see Notes 8 and 15). We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of December 31, 2008, the number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development [a]	Total

Barton Creek:
Calera:
Calera Court Courtyard Homes	4	-	-	4
Calera Drive	8	-	-	8
Verano Drive	68	-	-	68
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Townhomes	-	-	221	221
Phase III	-	-	89	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	98	57	-	155
Total Residential Lots	223	57	2,324	2,604

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

Calera. In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. In the third quarter of 2005, development of these lots was completed and the initial lots were sold. As of December 31, 2008, four courtyard homes at Calera Court and eight lots at Calera Drive remained unsold. Construction of the final phase, known as Verano Drive, began in the first quarter of 2007 and was completed in July 2008. Verano Drive includes 71 single-family lots, three of which were sold in July 2008.

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

Mirador Estate. In 2001, we completed construction of the Mirador subdivision, which included the development of 34 estate lots with each lot averaging approximately 3.5 acres in size, and have sold 32 of these lots. As of December 31, 2008, we owned two Mirador estate lots.

Wimberly Lane Phase II. In 2004, we entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. The average purchase price for each of the 41 lots was $150,400, subject to a six percent annual escalator. We sold the last homebuilder lot in January 2008 and have one Wimberly Lane lot remaining for sale.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City, as amended in 2004. In 2005, we commenced the first phase of construction and contracted to sell 494 of a total of 800 lots in our Meridian project to three national homebuilders in four phases. Sales for each of the four phases commence upon substantial completion of development for that phase, and continue every quarter until all of the lots have been sold. The first and second phases each consisted of 134 lots. The first phase was substantially completed at the end of 2005. Development of the second phase was substantially completed in March 2006. Development of the 108-lot third phase of Meridian was completed in September 2007. The 118-lot fourth phase commenced in early 2008 and was completed in June 2008.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. Construction of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2010.

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

Commercial. As of December 31, 2008, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview joint ventures):

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

Barton Creek. In the second quarter of 2007, we completed the first phase of the Barton Creek Village. The first phase includes a 22,000-square-foot retail complex. In July 2007, we began construction of a 3,300-square-foot bank building within this retail complex, and it was completed in early 2008. As of December 31, 2008, the first retail complex was 71 percent leased and the bank building is leased through 2022. Construction of the second retail complex is expected to begin during 2010.

Circle C. During the third quarter of 2008, Stratus completed the construction of two retail buildings totaling 21,000 square feet at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot building on an existing ground lease. Leasing for the two retail buildings is under way with 22 percent of the 21,000-square-foot retail complex leased as of December 31, 2008, and the initial tenants have opened for business. We expect the 21,000-square-foot retail complex to be fully leased by the end of 2009.

The Circle C community also includes Parkside Village, an 80,000-square-foot planned retail project. The project will be developed in two phases. The first phase will consist of a 34,000-square-foot building to accommodate a full-service restaurant and theater. The second phase will consist of three tilt-wall retail buildings at 14,775 square feet, 8,075 square feet and 7,600 square feet, and two pads available for ground leases. We are pursuing final permits and entitlements to position the project for commencement of construction when appropriate.

Lantana. Lantana is a partially developed, mixed-use real-estate development project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of December 31, 2008. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements. Lantana also includes 760,000 square feet of potential development for commercial property under an option contract with Advanced Micro Devices, Inc. (NYSE:AMD).

In Lantana, we also own two 75,000-square-foot office buildings at 7500 Rialto. As of December 31, 2008, occupancy was 97 percent for the original office building and 100 percent for the second office building.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	2008	2007	2006
Revenues:
Real estate operations	$14,310	$24,083	$60,213
Commercial leasing	4,473	3,081	1,662
Total revenues	$18,783	$27,164	$61,875

Operating (loss) income	$(7,258)	$(543)	$22,638

Benefit from (provision for) income taxes	$1,734	$(1,679)	$7,310

(Loss) income from continuing operations	$(3,732)	$2,609		$30,318
(Loss) income from discontinued operations	(105)[a]	11,180	[b]	9,142	[c]
Net (loss) income	$(3,837)	$13,789		$39,460

a.	Relates to the revised amount of Texas margin tax accrued on Escarpment Village income earned during 2007 (see Note 12).
b.	Includes a gain on sale of Escarpment Village of $10.8 million, net of taxes of $5.0 million.
c.	Includes a gain on sale of Stratus 7000 West Joint Venture (7000 West) of $8.3 million, net of taxes of $1.5 million.

Our deferred tax assets at December 31, 2005, totaled $18.3 million and we had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In 2006, we sold 7000 West (see Note 12) and 58 acres at our Lantana property. These transactions generated pre-tax income of approximately $26 million and, along with our then-current homebuilder contract arrangements and projected levels of future sales, provided sufficient evidence that we would more likely than not be able to realize certain of our deferred tax assets. As a result, income from continuing operations for 2006 included a $15.3 million tax benefit, $2.09 per basic share and $2.00 per diluted share, resulting from the reversal of a portion of our deferred tax asset valuation allowance. Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at December 31, 2008 and 2007.  The valuation allowance at December 31, 2008 relates to certain net operating loss carryforwards which are not expected to be realized due to limitations imposed under the Internal Revenue Code.

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 14). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	2008	2007	2006
Revenues:
Developed property sales	$13,231	$21,388	$33,459
Undeveloped property sales	40	1,082	24,929
Commissions, management fees and other	1,039	1,613	1,825
Total revenues	14,310	24,083	60,213

Cost of sales, including depreciation
and long-lived asset impairments	(13,482)[a]	(16,299)	(29,940)
General and administrative expenses	(6,496)	(6,119)	(6,281)

Operating (loss) income	$(5,668)	$1,665	$23,992

a. Includes long-lived asset impairments of $0.3 million (see Note 4).

Developed Property Sales. Property sales for the last three years follow (revenues in thousands):

	2008			2007		2006
	Lots	Revenues		Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Court Courtyard Homes	2	$ 1,278		2	$ 1,307	5	$ 2,922
Calera Drive	-	-		2	809	24	10,363
Mirador Estate	-	-		3	2,334	7	3,791
Wimberly Lane Phase II
Standard Homebuilder	1	265	[a]	12	2,114	11	1,804
Escala Drive Estate	-	-		-	-	1	695
Amarra Drive Phase I	-	-		1	1,250	-	-
Verano Drive	3	1,875		-	-	-	-

Circle C
Meridian	120	8,403		138	8,898	166	9,881

Deerfield	21	1,410		70	4,676	60	4,003
Total Residential	147	$ 13,231		228	$ 21,388	274	$ 33,459

a. Includes $0.1 million for homebuilder contract termination fee.

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

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $1.0 million in 2008, compared to $1.6 million in 2007, and included sales of our development fee credits to third parties totaling $0.6 million in 2008 and $0.8 million in 2007. We received these development fee credits as part of the Circle C settlement (see Note 13). Commissions, management fees and other revenues decreased from 2007 to 2008 as a result of lower sales activity in 2008.

Commissions, management fees and other revenues totaled $1.6 million in 2007, compared to $1.8 million in 2006, and included sales of our development fee credits to third parties totaling $0.8 million in 2007 and $1.3 million in 2006. Commissions, management fees and other revenues decreased from 2006 to 2007 as a result of a decrease in sales of our development fee credits, partially offset by an increase in commission income.

Cost of Sales.  Cost of sales includes cost of property sold, project expenses, allocated overhead costs, asset impairments, and reductions for certain municipal utility district reimbursements (see Note 1). Cost of sales totaled $13.5 million in 2008 and $16.3 million in 2007. Cost of sales for 2008 included long-lived asset impairments related to properties in the Barton Creek community of $0.3 million (see Note 4), $0.4 million of costs incurred for our proposal for the right to develop a new project in downtown Austin, which was awarded to another developer, and reductions totaling $0.1 million for Barton Creek Municipal Utility District (MUD) reimbursements. Cost of sales for 2008 decreased compared to 2007 primarily because of a decrease in developed property sales in 2008.

Cost of sales decreased to $16.3 million in 2007 from $29.9 million in 2006, primarily because of a decrease in developed and undeveloped property sales in 2007. Cost of sales included reductions for Barton Creek MUD reimbursements of $1.7 million in 2007 and $0.1 million in 2006.

We are projecting fewer lot sales in the next several quarters because of the recent weakness in the U.S. and Austin real estate markets.

General and Administrative Expenses. General and administrative expenses increased to $6.5 million in 2008 from $6.1 million in 2007, primarily because of higher third-party fees related to the capitalized interest revisions (see Note 2). General and administrative expenses decreased to $6.1 million in 2007 from $6.3 million in 2006, primarily as a result of a higher allocation of general and administrative expenses to the commercial leasing segment in 2007 because of increased commercial leasing activity.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	2008	2007	2006
Rental income	$4,473	$3,081	$1,662
Rental property costs	(3,554)	(3,264)	(1,712)
Depreciation	(1,451)	(1,115)	(725)
General and administrative expenses	(1,058)	(910)	(579)
Operating loss	$(1,590)	$(2,208)	$(1,354)

Our commercial leasing operating results primarily reflect the activities at 7500 Rialto. As of December 31, 2008, occupancy was 97 percent for the original office building and 100 percent for the second building, which was completed in September 2006.

Rental Income. Rental income increased in 2008 compared to 2007, primarily because of a $0.8 million increase in rental income at 7500 Rialto related to an increase in the occupancy rate of the second office building from 2007. In addition, rental income for 2008 reflects an increase of $0.5 million related to Barton Creek Village, which includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008. Rental income for 2008 also reflects an increase of $0.2 million related to 5700 Slaughter, which includes two retail buildings completed in the third quarter of 2008.

Rental income increased in 2007 compared to 2006 primarily because of the increase in occupancy of the second office building at 7500 Rialto during 2007. The second building was only 50 percent leased as of December 31, 2006.

Rental Property Costs. Rental property costs increased to $3.6 million in 2008 compared to $3.3 million in 2007 primarily as a result of increased occupancy at Barton Creek Village and 5700 Slaughter. Rental property costs increased from $1.7 million in 2006 to $3.3 million in 2007 primarily as a result of the increase in occupancy at the second office building at 7500 Rialto.

Depreciation. Depreciation increased to $1.5 million in 2008 compared to $1.1 million in 2007 primarily as a result of an increase in depreciation expense for Barton Creek Village. The increase from $0.7 million in 2006 to $1.1 million in 2007 primarily is the result of an increase in depreciation expense for the second office building at 7500 Rialto.

General and Administrative Expenses. General and administrative expenses increased to $1.1 million in 2008 from $0.9 million in 2007, primarily because of higher third-party fees related to the capitalized interest revisions (see Note 2). General and administrative expenses also increased in 2008 because of increases in compensation costs related to personnel severance packages paid in 2008 in conjunction with the closure of our Southwest Property Services subsidiary. There are no additional costs expected to be incurred as a result of our decision to outsource property management operations.

General and administrative expenses totaled $0.9 million in 2007 and $0.6 million in 2006. The increase in 2007 compared to 2006 primarily relates to higher compensation costs, including stock-based compensation costs.

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

Interest Income. Interest income totaled $1.4 million in 2008, $0.8 million in 2007 and $0.4 million in 2006. The increase in interest income primarily reflects interest on our higher average cash balance during 2008. Interest income included interest on Barton Creek MUD reimbursements totaling $0.9 million in 2008, $0.5 million in 2007 and $0.1 million in 2006.

Loss on Interest Rate Cap Agreement. Losses recognized on the interest rate cap agreement totaled $0.6 million in 2008, reflecting falling interest rates reducing the fair value of this derivative instrument. The interest rate cap agreement relates to the W Austin Hotel & Residences construction loan (see Note 7).

Minority Interest in Net Loss of Consolidated Subsidiary. Minority interest in net loss of consolidated subsidiary totaled $0.4 million in 2008 related to the W Austin Hotel & Residences project (see Note 6).

Equity in Unconsolidated Affiliate’s Income. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008, which resulted in our equity in Crestview Station’s earnings totaling $0.6 million in 2008 and $1.0 million in 2007.

Benefit from (Provision for) Income Taxes. We recorded an income tax benefit of $1.7 million in 2008, a provision of $1.7 million in 2007 and a benefit of $7.3 million for the year ended December 31, 2006. The difference between our consolidated effective income tax rates for 2008 and 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to state income tax expense. The difference between our consolidated effective income tax rate for 2006 and the U.S. federal statutory rate of 35 percent primarily was attributable to a $15.3 million tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance (see Note 10).

DISCONTINUED OPERATIONS

On October 12, 2007, we sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under our loan from Teachers Insurance and Annuity Association of America (TIAA). We used a portion of the net proceeds from the sale to pay the outstanding balance on the $45.0 million Comerica revolving credit facility and used the remainder of the net proceeds for general corporate purposes. We recorded a gain of $15.8 million ($10.8 million net of taxes or $1.43 per basic share and $1.41 per diluted share) on the sale.

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

On March 27, 2006, we sold our two 70,000-square-foot office buildings at 7000 West, known as the Lantana Corporate Center, to CarrAmerica Lantana, LP (CarrAmerica) for $22.3 million, resulting in a gain of $9.1 million ($8.3 million net of taxes or $1.13 per basic share and $1.08 per diluted share). CarrAmerica paid us $10.6 million cash at closing and assumed the $11.7 million principal balance remaining under our 7000 West project loan.

Upon completion of the sale of 7000 West, we ceased all involvement with the 7000 West office buildings. The operations, assets and liabilities of 7000 West represented a component of our commercial leasing segment. We earned rental income of $1.1 million in 2006 from the two fully leased office buildings at 7000 West.

Income from discontinued operations totaled $11.2 million, including a $10.8 million gain net of taxes on the Escarpment Village sale, in 2007, and $9.8 million, including an $8.3 million gain net of taxes on the 7000 West sale in 2006.

CAPITAL RESOURCES AND LIQUIDITY

As a result of weak economic conditions and the sharp decline in the real estate market, including the markets in which we operate, there is significant uncertainty about the near-term outlook for sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve.

At December 31, 2008, we had $32.5 million in cash, cash equivalents and investments in U.S. treasury securities (see Note 1), and $45 million in availability under our revolving credit facility, which matures in May 2010. At March 31, 2009, we had $31.4 million in cash, cash equivalents and investments in U.S. treasury securities and $43 million available under our revolving credit facility. Additionally, we have no significant debt maturities in the near-term. We do not expect to make additional capital contributions to the joint venture with Canyon-Johnson until mid-2009, at which time we are committed to begin our additional contributions that will total approximately $20 million. Canyon-Johnson has funded $22.6 million through December 31, 2008, and is committed to fund 100 percent of project costs until their contributions total approximately $44 million. As of December 31, 2008, Canyon-Johnson has an additional $21.4 million to contribute before reaching approximately $44 million, at which point we will be committed to begin our additional contributions that will total approximately $20 million (as discussed above) and Canyon-Johnson will be committed to begin its additional contributions that will total approximately $30 million. Once we and Canyon-Johnson have funded the required capital commitments (approximately $49 million for us and $74 million for Canyon-Johnson) the joint-venture will be able to utilize the balance of its $165 million construction loan, subject to limitations placed on Corus Bank N.A. (Corus) to fund the balance of the loan (see Notes 9 and 15, and “Credit Facility and Other Financing Arrangements”).

Comparison of Year-to-Year Cash Flows
Cash (used in) provided by operating activities totaled $(16.8) million in 2008, $(0.6) million in 2007 and $9.2 million in 2006, including cash provided by (used in) discontinued operations totaling $11.4 million in 2007 and $(4.9) million in 2006. Operating cash flows for 2008 decreased compared to 2007 primarily because of a net loss, partially offset by a $3.7 million increase in MUD reimbursements and a $1.3 million distribution of income from our unconsolidated affiliate, Crestview Station. Operating cash flows for 2007 decreased compared to 2006 primarily because of lower sales and net income. Expenditures for purchases and development of real estate properties for 2008, 2007 and 2006 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($15.7 million in 2008, $5.9 million in 2007 and $17.4 million in 2006), and the Barton Creek, Lantana and Circle C communities. We received Barton Creek MUD reimbursements totaling $6.2 million in 2008, $2.6 million in 2007 and $1.3 million in 2006.

Cash (used in) provided by investing activities totaled $(29.2) million in 2008, $3.4 million in 2007 and $(6.5) million in 2006. Cash provided by discontinued operations totaled $10.7 million in 2007, including a $10.8 million gain on sale partly offset by $0.1 of million capital expenditures related to Escarpment Village, and $2.5 million in 2006, including an $8.3 million gain on sale of 7000 West partly offset by $5.3 million of capital expenditures related to Escarpment Village (see “Discontinued Operations” and Note 12). Commercial leasing development expenditures for 2008 and 2007 included development costs for the commercial portion of the W Austin Hotel & Residences project totaling $14.7 million in 2008 and $5.5 million in 2007. There were no commercial leasing development expenditures for the W Austin Hotel & Residences project in 2006. Other expenditures for commercial leasing properties primarily related to Barton Creek Village in 2008 and 7500 Rialto in 2007 and 2006. In 2008, we also invested $15.4 million in U.S. treasury securities, received distributions representing a partial return of our investment in Crestview Station totaling $2.4 million and purchased an interest rate cap agreement totaling $0.7 million.

Cash provided by financing activities totaled $22.2 million in 2008, which included $25.7 million of contributions from Canyon-Johnson for the W Austin Hotel & Residences project and $2.1 million in borrowings from the W Austin Hotel & Residences project construction loan, partly offset by $2.8 million of financing costs for the W Austin Hotel & Residences project construction loan. In 2008, we used $2.5 million to repurchase shares of our common stock on the open market (see below). Financing activities provided cash of $36.5 million in 2007, which included $15.0 million of borrowings under three unsecured term loans and $21.5 million of borrowings under the Lantana promissory note, which were primarily used to fund our development activities, partly offset by $3.0 million of net repayments on our revolving line of credit. In 2007, we used $1.5 million to repurchase shares of our common stock on the open market. Excess tax benefits from exercised stock options totaled $4.8 million in 2007 and $1.1 million in 2006. Financing activities used cash of $2.3 million in 2006, which included net repayments of $12.7 million on our revolving line of credit and net repayments of $14.7 million on our project construction loans, partly offset by $15.0 million in borrowings under two separate First American Asset Management (FAAM) term loan agreements. In 2006, we used $0.6 million to repurchase shares of our common stock on the open market.  See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2008.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During 2008, we purchased 214,216 shares for $2.5 million, an $11.80 per share average, including 190,000 shares purchased for $10.00 per share in a private transaction on December 24, 2008. During 2007, we purchased 45,449 shares for $1.5 million, a $31.97 per share average, and in 2006 we purchased 22,806 shares for $0.6 million, a $24.77 per share average. We also purchased in a private transaction in January 2009, 49,000 shares for $0.4 million or $8.25 per share. As of May 31, 2009, a total of 161,145 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005, of which $0.9 million was available at May 31, 2009. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At December 31, 2008, we had total debt of $63.4 million, including $0.3 million of debt due in 2009, and total cash, cash equivalents and investments in U.S. treasury securities of $32.5 million. Our debt outstanding at December 31, 2008, consisted of the following:

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

Effective May 30, 2008, we entered into a third modification and extension agreement to extend the maturity and modify the interest rate on our $45.0 million revolving credit facility. The maturity was extended from May 30, 2009, to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or the London Interbank Offered Rate (LIBOR) plus 2 percent with a minimum interest rate of 5 percent. No amounts were outstanding under this facility at December 31, 2008. For a further discussion of our debt see Note 9.

At March 31, 2009, we had total debt of $68.0 million and total cash, cash equivalents and investments in U.S. treasury securities of $31.4 million.

Under the W Austin Hotel & Residences project construction loan with Corus, remaining joint venture commitments total $57.2 million at March 31, 2009. On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. It is uncertain whether Corus will continue to be able to meet its funding commitments under the construction loan agreement once we and Canyon-Johnson fund the required capital commitments later in 2009. The joint venture is pursuing other options for financing the W Austin Hotel & Residences project should Corus not be in a position to fulfill its obligations. Such options may include additional equity contributions by the joint venture partners, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If Corus is unable to fulfill its funding obligations, and if alternate financing cannot be obtained, the joint venture may be required to delay further construction of the project until additional sources of financing are available.

In March 2009, we borrowed $4.7 million under a term loan secured by Barton Creek Village, which will mature in April 2014. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly beginning May 1, 2009. We will use the proceeds of this loan for general corporate purposes.

As of May 31, 2009, we had $9.4 million of borrowings outstanding and $2.9 million of letters of credit issued under our $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $32.7 million. We used the proceeds of these borrowings for general corporate purposes, including overhead costs and development costs related to Barton Creek and Circle C.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Debt	$279	$297	$42,409	$334	$355	$19,678	$63,352
Scheduled interest payments[a]	4,087	4,087	4,041	1,273	1,273	5,094	19,855
Construction contracts	79,215	90,274	16,925	-	-	-	186,414
Operating lease	145	153	155	13	-	-	466
Total	$83,726	$94,811	$63,530	$1,620	$1,628	$24,772	$270,087

a.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at January 1, 2009, for variable-rate debt.

We had commitments under noncancelable open contracts totaling $186.4 million at December 31, 2008. These commitments include the following contracts that we entered into in 2008:

•
Contracts totaling $3.9 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek with a remaining balance of $2.9 million at December 31, 2008;

•	A $0.8 million contract for the construction of a retail center at Circle C with a remaining balance of $0.3 million at December 31, 2008;
•
$208.6 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $183.3 million at December 31, 2008.

In early 2009, we entered into additional contracts for $2.4 million related to the W Austin Hotel & Residences, $0.3 million related to Circle C and $0.1 million related to Barton Creek.

At December 31, 2008, we guarantee $1.9 million of the $9.1 million outstanding debt of Crestview Station, a joint venture partnership of which we have a 50 percent interest.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statements under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our investment in real estate and commercial leasing assets, our allocation of overhead costs, revenue recognition and deferred tax assets.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

• Investment in Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell and includes acquisition, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate than an asset’s carrying amount may not be recoverable, an impairment test is performed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For properties held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For properties held for use, which includes commercial leasing assets and properties under development, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

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

Because any one of these factors could substantially affect our estimate of future cash flows, this is a critical accounting policy because these estimates could result in us either recording or not recording an impairment loss based on different assumptions. For the year ended December 31, 2008, we recorded impairment charges of $0.3 million related to properties in our Barton Creek community (see Note 4).

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete our development plans. If our estimates of future cash flows from our properties differ from expectations, then our financial position and liquidity may be impacted, which could result in our default under certain debt instruments or result in our suspending some or all of our development activities.

• Allocation of Overhead Costs.  We capitalize a portion of our direct overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in development activities. In connection with this procedure, we periodically evaluate our “corporate” personnel activities to quantify the amount of time, if any, associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. In accordance with paragraph 7 of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” we capitalize only direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

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

• Deferred Tax Assets.  SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

In 2006, we sold 7000 West (see Note 12) and 58 acres at our Lantana property. These transactions generated pre-tax income of approximately $26 million and along with our then-current homebuilder contract arrangements and projected levels of future sales provided sufficient evidence that we would more likely than not be able to realize certain of our deferred tax assets. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. Should actual results differ materially from our estimates, we may need to reinstate a valuation allowance, which could materially impact our results of operations and financial position in future periods (see Note 10).

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the management, development and sale of our real estate holdings and rental of our office properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt. At the present time, we have only hedged our exposure to changes in interest rates on our projected borrowings under the W Austin Hotel & Residences project construction loan with Corus. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. This interest rate cap agreement does not qualify for hedge accounting and we recorded non-cash charges totaling $0.6 million in 2008 for changes in the fair value of the interest rate cap agreement (see Note 7). At December 31, 2008, $2.1 million of our total outstanding debt of $63.4 million bears interest at variable rates. A change of 100 basis points in annual interest rates for this variable-rate debt would have a less than $0.1 million impact on annual interest costs.

NEW ACCOUNTING STANDARDS

Refer to Note 1 for information on new accounting standards.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operation and Disclosures about Market Risks contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in Item 1A of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2008, our Company’s internal control over financial reporting is effective based on the COSO criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their audit report on the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report dated June 23, 2009, which is included herein.

/s/ William H. Armstrong III	/s/ John E. Baker
William H. Armstrong III	John E. Baker
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF STRATUS PROPERTIES INC.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
June 23, 2009

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$17,097	$40,873
Restricted cash	6	112
Investment in U.S. treasury securities	15,388	-
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	115,966	121,337
Property held for sale – undeveloped	27,514	15,194
Property held for use, net	56,919	38,215
Investment in unconsolidated affiliate	2,283	4,720
Deferred tax asset	7,330	6,556
Other assets	10,043	5,627
Total assets	$252,546	$232,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$6,585	$6,324
Accrued interest and property taxes	3,203	1,811
Deposits	1,301	2,996
Debt (Note 9)	63,352	61,500
Other liabilities	3,583	4,561
Total liabilities	78,024	77,192

Commitments and contingencies (Note 13)

Minority interest in consolidated subsidiary (Note 6)	25,286	-

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized,
8,282 and 8,128 shares issued, respectively and
7,463 and 7,542 shares outstanding, respectively	83	81
Capital in excess of par value of common stock	196,692	195,898
Accumulated deficit	(30,095)	(26,258)
Accumulated other comprehensive loss	(3)	-
Common stock held in treasury, 819 shares and 586 shares,
at cost, respectively	(17,441)	(14,279)
Total stockholders’ equity	149,236	155,442
Total liabilities and stockholders' equity	$252,546	$232,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Real estate	$13,271	$22,470	$58,388
Rental income	4,473	3,081	1,662
Commissions, management fees and other	1,039	1,613	1,825
Total revenues	18,783	27,164	61,875
Cost of sales (Note 1):
Real estate, net	13,031	16,142	29,813
Rental	3,554	3,264	1,712
Depreciation	1,652	1,272	852
Long-lived asset impairments	250	-	-
Total cost of sales	18,487	20,678	32,377
General and administrative expenses	7,554	7,029	6,860
Total costs and expenses	26,041	27,707	39,237
Operating (loss) income	(7,258)	(543)	22,638
Other income	-	3,000	-
Interest income	1,448	849	370
Loss on interest rate cap agreement	(610)	-	-
(Loss) income from continuing operations before income
taxes, minority interest and equity in
unconsolidated affiliate’s income	(6,420)	3,306	23,008
Minority interest in net loss of consolidated subsidiary	392	-	-
Equity in unconsolidated affiliate’s income	562	982	-
Benefit from (provision for) income taxes	1,734	(1,679)	7,310
(Loss) income from continuing operations	(3,732)	2,609	30,318
(Loss) income from discontinued operations,
net of taxes (Note 12)	(105)	11,180	9,142
Net (loss) income applicable to common stock	$(3,837)	$13,789	$39,460

Basic net (loss) income per share of common stock:
Continuing operations	$(0.49)	$0.35	$4.15
Discontinued operations	(0.01)	1.48	1.25
Basic net (loss) income per share of common stock	$(0.50)	$1.83	$5.40

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.49)	$0.34	$3.96
Discontinued operations	(0.01)	1.46	1.19
Diluted net (loss) income per share of common stock	$(0.50)	$1.80	$5.15

Weighted average shares of common stock outstanding:
Basic	7,621	7,554	7,306
Diluted	7,621	7,677	7,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net (loss) income	$(3,837)	$13,789	$39,460
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Loss (income) from discontinued operations	105	(11,180)	(9,142)
Depreciation	1,652	1,272	852
Loss on interest rate cap agreement	610	-	-
Minority interest in net loss of consolidated subsidiary	(392)	-	-
Cost of real estate sold	9,021	14,238	23,973
Long-lived asset impairments	250	-	-
Deferred income taxes	(774)	1,372	(5,051)
Stock-based compensation	1,021	1,534	1,095
Equity in unconsolidated affiliate’s income	(562)	(982)	-
Distribution of unconsolidated affiliate’s income	1,266	-	-
Deposits	(1,950)	(1,372)	(280)
Purchases and development of real estate properties	(30,165)	(29,673)	(37,140)
Municipal utility district reimbursements	6,229	2,557	1,337
Decrease (increase) in other assets	1,196	(2,276)	(1,668)
(Increase) decrease in accounts payable, accrued liabilities and other	(461)	(1,287)	643
Net cash (used in) provided by continuing operations	(16,791)	(12,008)	14,079
Net cash provided by (used in) discontinued operations	-	11,373	(4,916)
Net cash (used in) provided by operating activities	(16,791)	(635)	9,163

Cash flow from investing activities:
Development of commercial leasing properties and other expenditures	(15,545)	(7,358)	(9,068)
Return of investment in unconsolidated affiliate	2,374	-	-
Investment in U.S. treasury securities	(15,391)	-	-
Investment in interest rate cap agreement	(673)	-	-
Other	36	35	61
Net cash used in continuing operations	(29,199)	(7,323)	(9,007)
Net cash provided by discontinued operations	-	10,689	2,494
Net cash (used in) provided by investing activities	(29,199)	3,366	(6,513)

Cash flow from financing activities:
Borrowings from revolving credit facility	-	17,450	18,000
Payments on revolving credit facility	-	(20,450)	(30,677)
Borrowings from unsecured term loans	-	15,000	15,000
Borrowings from Lantana promissory note	-	21,500	-
Repayments on Lantana promissory note	(242)	-	-
Borrowings from project loans	2,094	-	1,214
Repayments on project loans	-	-	(15,904)
Minority interest contributions	25,678	-	-
Net proceeds from (payments for) exercised stock options	58	(112)	(2,438)
Excess tax benefit from exercised stock options	-	4,845	1,111
Purchases of Stratus common shares	(2,529)	(1,453)	(565)
Financing costs	(2,845)	-	(810)
Net cash provided by (used in) continuing operations	22,214	36,780	(15,069)
Net cash (used in) provided by discontinued operations	-	(258)	12,739
Net cash provided by (used in) financing activities	22,214	36,522	(2,330)

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)

	Years Ended December 31,
	2008	2007	2006
Net (decrease) increase in cash and cash equivalents	(23,776)	39,253	320
Cash and cash equivalents at beginning of year	40,873	1,620	1,519
Cash and cash equivalents at end of year	17,097	40,873	1,839
Less cash at discontinued operations	-	-	(219)
Unrestricted cash and cash equivalents at end of year	$17,097	$40,873	$1,620

Supplemental Information:
Income taxes paid	$627	$-	$952

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
	Years Ended December 31,
	2008	2007	2006
Preferred stock:
Balance at beginning and end of year	$-	$-	$-

Common stock:
Balance at beginning of year representing 8,128 shares in 2008,
8,057 shares in 2007 and 7,485 shares in 2006	81	81	74
Exercise of stock options and vested restricted stock units representing
154 shares in 2008, 71 shares in 2007 and 572 shares in 2006	2	-	7
Balance at end of year representing 8,282 shares in 2008, 8,128
shares in 2007 and 8,057 shares in 2006	83	81	81

Capital in excess of par value:
Balance at beginning of year	195,898	188,873	182,007
Stock-based compensation costs, net of capitalized amounts	1,021	1,534	1,095
Exercised stock options and other	(227)	646	4,660
Excess tax benefit for stock option exercises	-	4,845	1,111
Balance at end of year	196,692	195,898	188,873

Accumulated deficit:
Balance at beginning of year	(26,258)	(40,047)	(79,507)
Net (loss) income	(3,837)	13,789	39,460
Balance at end of year	(30,095)	(26,258)	(40,047)

Unamortized value of restricted stock units:
Balance at beginning of year	-	-	(567)
Reclass unamortized value of restricted stock units on adoption
of new accounting standard	-	-	567
Balance at end of year	-	-	-

Accumulated other comprehensive loss:
Balance at beginning of year	-	-	-
Unrealized loss on U.S. treasury securities	(3)	-	-
Balance at end of year	(3)	-	-

Common stock held in treasury:
Balance at beginning of year representing 586 shares in 2008,
526 shares in 2007 and 268 shares in 2006	(14,279)	(12,353)	(4,404)
Shares purchased representing 214 shares in 2008,
45 shares in 2007 and 23 shares in 2006	(2,529)	(1,453)	(565)
Tender of 19 shares in 2008, 15 shares in 2007 and 235 shares
in 2006 for exercised stock options and vested restricted stock units	(633)	(473)	(7,384)
Balance at end of year representing 819 shares in 2008,
586 shares in 2007 and 526 shares in 2006	(17,441)	(14,279)	(12,353)

Total stockholders’ equity	$149,236	$155,442	$136,554

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware Corporation, is engaged in the acquisition, development, management, operation and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries, a consolidated joint venture and through an unconsolidated joint venture (see “Investment in Unconsolidated Affiliate” below and Note 8). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

On March 27, 2006, Stratus sold Stratus 7000 West Joint Venture (7000 West) and on October 12, 2007, Stratus sold the Escarpment Village shopping center. As a result, 7000 West and Escarpment Village are reported as discontinued operations and the consolidated financial statements for all periods have been adjusted to reflect this presentation (see Note 12).

Concentration of Risks. Stratus maintains cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Stratus monitors the financial stability of these financial institutions regularly.

Stratus primarily conducts its real estate operations in Austin, Texas. Consequently, any significant economic downturn in the Austin market could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include estimates of future cash flow from development and sale of real estate properties, allocation of certain indirect costs, valuation allowances for deferred tax assets, useful lives for depreciation and amortization and abandonment costs for a previously owned oil and gas property. Actual results could differ from those estimates.

Cash Equivalents and Restricted Cash.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. At December 31, 2008, cash equivalents include U.S. treasury securities of $10.0 million, which matured on January 2, 2009, three certificates of deposit totaling $3.0 million, which matured on January 20, 2009, February 17, 2009 and March 18, 2009, and other short-term investments of $1.0 million. Restricted cash includes less than $0.1 million held at December 31, 2008 and $0.1 million at December 31, 2007, for payment of fractional shares resulting from the May 2001 stock split (see Note 11).

Investment in U.S. Treasury Securities. Investments in U.S. treasury securities having maturities of more than 90 days but not more than one year at the time of purchase are considered short-term and reported as “Investment in U.S. treasury securities” in the accompanying consolidated balance sheets. As of December 31, 2008, Stratus’ entire portfolio of short-term investments was classified as “available for sale” in accordance with Statements of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and was stated at fair value as determined by quoted market values. Unrealized holding gains and losses for these investments are reported in other comprehensive loss until realized. At December 31, 2008, investment in U.S. treasury securities included $10.0 million which matured on April 23, 2009, and $5.4 million which matures on June 18, 2009.

Allowance for Doubtful Accounts.  Stratus periodically evaluates its ability to collect its receivables. Stratus provides an allowance for estimated uncollectible amounts if it is determined that such amounts will not be collected. Stratus believes all of its receivables are collectible and no allowances for doubtful accounts are included in the accompanying consolidated balance sheets.

Investment in Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell, and includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws) and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including properties under development, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale, including undeveloped and developed properties, involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required. For the year ended December 31, 2008, Stratus recorded impairment charges of $0.3 million related to properties in Barton Creek and Camino Real (see Note 4).

Depreciation.  Commercial leasing properties are depreciated on a straight-line basis over their estimated 30 or 40-year life. Furniture, fixtures and equipment are depreciated on a straight-line basis over a five-year period. Tenant improvements are depreciated over the related lease terms.

Discontinued Operations. Assets and liabilities related to commercial leasing properties for which Stratus has implemented a plan of disposal are reclassified to discontinued operations in the Consolidated Balance Sheet. Properties classified as discontinued operations are not depreciated. These properties remain classified as discontinued operations until sold or until Stratus discontinues its plan of disposal. Stratus resumes depreciating properties reclassified from discontinued operations, and depreciation expense is adjusted to record depreciation for the time during which the properties were classified as discontinued operations.

In accordance with SFAS No. 144, operating results for commercial leasing properties sold or classified as discontinued operations from which Stratus will not have continuing cash flows and with which Stratus will not have significant continuing involvement are presented as discontinued operations in the Statements of Operations for all years presented.

Investment in Unconsolidated Affiliate.  Stratus has a 50 percent interest in the Crestview Station project (see Note 8), which it accounts for under the equity method in accordance with the provisions of the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9). Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003) – an Interpretation of ARB No. 51” (FIN 46R).

Other assets.  Other assets primarily consist of deferred financing and leasing costs, prepaid insurance, tenant and other accounts receivable, and notes and interest receivable.  Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, to interest expense.  Deferred leasing costs are amortized to cost of sales on the straight-line method over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property tax accrual based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $2.9 million at December 31, 2008, and $1.6 million at December 31, 2007.

Derivative Instruments. Stratus accounts for its interest rate cap agreement, a derivative instrument, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Stratus records this interest rate cap agreement maturing July 2011 at fair value on a recurring basis on its balance sheet and recognizes changes in fair value in its statement of operations (see Note 7).

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

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed. A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Developed property sales	$13,231	$21,388	$33,459
Undeveloped property sales	40	1,082	24,929
Rental income	4,473	3,081	1,662
Commissions, management fees and other	1,039	1,613	1,825
Total revenues	$18,783	$27,164	$61,875

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of developed property sales	$9,095	$14,326	$20,134
Cost of undeveloped property sales	141	300	7,295
Rental property costs	3,554	3,264	1,712
Project expenses and allocation of overhead costs (see below)	4,183	3,235	2,811
Municipal utility district reimbursements (see below)	(108)	(1,724)	(92)
Depreciation	1,652	1,272	852
Long-lived asset impairments	250	-	-
Other, net	(280)	5	(335)
Total cost of sales	$18,487	$20,678	$32,377

Municipal Utility District Reimbursements.  Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements for certain infrastructure costs incurred. Prior to 1996, Stratus capitalized infrastructure costs to the costs of its properties as those costs were incurred. Subsequently, those costs were expensed through cost of sales as properties sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of basis in MUD properties and are recorded as a reduction of the related asset’s carrying amount. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and being able to obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when that determination is made. MUD reimbursements represent the actual amounts received.

Allocation of Overhead Costs.  Stratus has historically allocated a portion of its overhead costs to both capital accounts (real estate, commercial leasing assets and facilities) and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital and sales and marketing for cost of sales). In accordance with paragraph 7 of SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” Stratus capitalizes only direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project manager and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.4 million in 2008, $0.3 million in 2007 and $0.2 million in 2006.

Income Taxes.  Stratus follows the liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities (see Note 10).

Earnings Per Share.  Stratus’ basic net (loss) income per share of common stock was calculated by dividing the (loss) income applicable to continuing operations, (loss) income from discontinued operations and net (loss) income applicable to common stock by the weighted average number of common shares outstanding during the year. The following is a reconciliation of net (loss) income and weighted average common shares outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
(Loss) income from continuing operations	$(3,732)	$2,609	$30,318
(Loss) income from discontinued operations	(105)	11,180	9,142
Net (loss) income applicable to common stock	$(3,837)	$13,789	$39,460

Weighted average common shares outstanding	7,621	7,554	7,306
Add: Dilutive stock options	-	97	314
Restricted stock units	-	26	38
Weighted average common shares outstanding for
purposes of calculating diluted net (loss) income per share	7,621	7,677	7,658

Diluted net (loss) income per share of common stock:
Continuing operations	$(0.49)	$0.34	$3.96
Discontinued operations	(0.01)	1.46	1.19
Diluted net (loss) income per share of common stock	$(0.50)	$1.80	$5.15

Stock options and restricted stock units representing approximately 51,000 shares for 2008 that otherwise would have been included in weighted average common shares outstanding for purposes of calculating diluted net (loss) income per share were excluded because of the loss from continuing operations reported for the period.

Comprehensive (Loss) Income. Comprehensive (loss) income is comprised of net (loss) income from results of operations and changes in the fair value of investments in U.S. treasury securities. The components of comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net (loss) income	$(3,837)	$13,789	$39,460
Other comprehensive loss:
Change in unrecognized net losses of investment in U.S. treasury securities	(3)	-	-
Comprehensive (loss) income	$(3,840)	$13,789	$39,460

Stock-Based Compensation Plans.  As of December 31, 2008, Stratus has two stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 11. Prior to 2007, Stratus defined the market price as the average of the high and low price of Stratus common stock on the date of grant. Effective March 2007, in response to new Securities and Exchange Commission (SEC) disclosure rules, Stratus now defines the market price for future grants as the closing price of Stratus common stock on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation costs recognized in the consolidated statements of operations include: (a) compensation costs for all stock option awards granted to employees prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 (i.e., restricted stock units) continue to be charged to expense under SFAS No. 123R. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for employees to receive the next year’s vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-eligible employees, Stratus records one year of amortization of the awards’ value on the date of grant. Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

New Accounting Standards.
Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under accounting principles generally accepted in the U.S. but rather establishes a common definition of fair value, provides a framework for measuring fair value under accounting principles generally accepted in the U.S. and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, Stratus adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. At the time of partial adoption, SFAS No. 157 did not impact Stratus’ financial reporting and disclosures as Stratus did not have financial assets and liabilities subject to fair value measurement on a recurring basis (see Note 7). Stratus is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis will have on its financial reporting and disclosures.

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

Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining the fair value of the financial asset. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP FAS 157-3 did not have a material impact on Stratus’ financial reporting and disclosures.

Disclosures by Public Entities About Transfers of Financial Assets in Variable Interest Entities. In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a significant impact on Stratus’ consolidated financial statements and disclosures.

Equity Method Investment Accounting Considerations. In November 2008, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for Stratus beginning January 1, 2009, and is to be applied prospectively. The adoption of EITF 08-6 is not expected to have a material impact on Stratus’ financial position or results of operations.

2. Revisions of Previously Issued Financial Statements
In connection with reporting its financial results for the quarterly period ended September 30, 2008, Stratus reviewed its accounting for capitalized interest and determined that the manner in which it had previously accounted for certain interest costs was not in accordance with SFAS No. 34, “Capitalization of Interest Costs.” Additionally, Stratus determined that its equity in unconsolidated affiliate’s income for the year ended December 31, 2007, was understated. During its preparation of its financial results for the year ended December 31, 2008, Stratus reviewed its accounting policy with respect to capitalized property taxes and determined that the manner in which it had previously accounted for certain property taxes was not in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” A discussion of each of these items follows.

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

Management reassessed this matter and determined that it is appropriate to include all interest costs on all borrowings in interest eligible for capitalization on qualifying assets. As a result, Stratus recalculated the appropriate amount of interest costs to be capitalized to its development projects. In addition, Stratus determined the effect of this adjustment to cost of sales and income taxes as previously reported, as well as the allocation between continuing and discontinued operations. The cumulative impact of this error through June 30, 2008, was primarily an understatement of previously reported net income.

Additionally, Stratus identified an error at the Crestview Station joint venture relating to gains on real estate sales that occurred during the fourth quarter of 2007. As a result, Crestview Station’s net income was understated by $1.0 million of which Stratus’ share was $0.5 million pre-tax and $0.3 million after-tax.

SFAS No. 67 states that property taxes shall be capitalized as property costs only during periods in which activities necessary to get the property ready for its intended use are in progress. The guidance further states that the definition of “activities necessary to get the property ready for its intended use are in progress” has the same meaning as discussed in SFAS No. 34. Historically, Stratus capitalized certain property taxes on properties for which either no development activities were in progress or for properties which were not considered under development under SFAS No. 34, rather than being charged to expense.

As a result, Stratus recalculated the appropriate amount of property taxes to be charged to expense. In addition, Stratus determined the effect of the adjustment to cost of sales and income taxes as previously reported. The cumulative impact of this error through September 30, 2008, was primarily an overstatement of previously reported net income.

Stratus assessed the materiality of these items on the years ended December 31, 2007, 2006 and 2005, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 99 and concluded that the errors were not material to such periods. Stratus also concluded the impact of correcting these items as a cumulative adjustment in the quarter ended September 30, 2008, for the capitalized interest and Crestview Station issues would have been misleading to the users of the financial statements for the quarter ended September 30, 2008, and for the year ended December 31, 2008, for the capitalized property tax issue, would have been misleading to the users of financial statements for the year ended December 31, 2008. Accordingly, in accordance with SAB No. 108, previously issued annual and interim period financial statements will be revised to correct for these items the next time such financial statements are presented in SEC filings.

The following tables set forth the line items affected by the revisions on Stratus’ statements of operations for the years ended December 31, 2007 and 2006, and balance sheet at December 31, 2007 (in thousands, except per share amounts).

Statement of Operations

	Year Ended December 31, 2007
		Adjustments
	As	Capitalized	Property		Net	As
	Reported	Interest	Tax	Crestview	Adjustments	Revised
Total cost of sales	$(20,133)	$(234)	$(311)	$-	$(545)	$(20,678)
Operating income (loss)	2	(234)	(311)	-	(545)	(543)
Interest expense, net	(80)	80	-	-	80	-
Income from continuing operations				-
before income taxes and equity in				-
unconsolidated affiliate’s income	3,771	(154)	(311)	-	(465)	3,306
Provision for income taxes	(1,670)	54	110	(173)	(9)	(1,679)
Equity in unconsolidated affiliate’s income	488	-	-	494	494	982
Income from continuing operations	2,589	(100)	(201)	321	20	2,609
Income from discontinued operations,
net of taxes	10,766	325	89	-	414	11,180
Net income applicable to common stock	13,355	225	(112)	321	434	13,789

Basic net income per share
of common stock:
Continuing operations	$0.34	$(0.01)	$(0.02)	$0.04	$0.01	$0.35
Discontinued operations	1.43	0.04	0.01	-	0.05	1.48
Basic net income per share
of common stock	$1.77	$0.03	$(0.01)	$0.04	$0.06	$1.83

Diluted net income per share
of common stock:
Continuing operations	$0.34	$(0.01)	$(0.03)	$0.04	$-	$0.34
Discontinued operations	1.40	0.04	0.02	-	0.06	1.46
Diluted net income per share
of common stock	$1.74	$0.03	$(0.01)	$0.04	$0.06	$1.80

Statement of Operations

	Year Ended December 31, 2006
		Adjustments
	As	Capitalized	Property	Net	As
	Reported	Interest	Tax	Adjustments	Revised
Total cost of sales	$(31,666)	$(563)	$(148)	$(711)	$(32,377)
Operating income	23,349	(563)	(148)	(711)	22,638
Interest expense, net	(270)	270	-	270	-
Income from continuing operations
before income taxes	23,449	(293)	(148)	(441)	23,008
Benefit from income taxes	8,344	(1,788)	754	(1,034)	7,310
Income from continuing operations	31,793	(2,081)	606	(1,475)	30,318
Income from discontinued operations,
net of taxes	8,495	662	(15)	647	9,142
Net income applicable to common stock	40,288	(1,419)	591	(828)	39,460

Basic net income per share
of common stock:
Continuing operations	$4.35	$(0.28)	$0.08	$(0.20)	$4.15
Discontinued operations	1.16	0.09	-	0.09	1.25
Basic net income per share
of common stock	$5.51	$(0.19)	$0.08	$(0.11)	$5.40

Diluted net income per share
of common stock:
Continuing operations	$4.15	$(0.27)	$0.08	$(0.19)	$3.96
Discontinued operations	1.11	0.08	-	0.08	1.19
Diluted net income per share
of common stock	$5.26	$(0.19)	$0.08	$(0.11)	$5.15

Balance Sheet

	December 31, 2007
			Adjustments
	As		Capitalized	Property		Net	As
	Reported		Interest	Tax	Crestview	Adjustments	Revised
ASSETS
Real estate, commercial leasing
assets and facilities, net	$170,703		$6,353	$(2,310)	$-	$4,043	$174,746
Investment in unconsolidated affiliate	4,226		-	-	494	494	4,720
Deferred tax asset	6,935		(1,203)	824	-	(379)	6,556
Other assets	5,508	[a]	119	-	-	119	5,627
Total assets	228,357		5,269	(1,486)	494	4,277	232,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	3,326	[b]	1,062	-	173	1,235	4,561
Total liabilities	75,957		1,062	-	173	1,235	77,192
Accumulated deficit	(29,300)		4,207	(1,486)	321	3,042	(26,258)
Total stockholders’ equity	152,400		4,207	(1,486)	321	3,042	155,442
Total liabilities and stockholders’
equity	228,357		5,269	(1,486)	494	4,277	232,634

a.
Amounts are adjusted for the reclassification from a classified to a non-classified balance sheet (see Note 3). Stratus previously reported $2,803 thousand of other assets in its 2007 Form 10-K consolidated balance sheet prior to its adjustments for the reclassification from a classified to a non-classified balance sheet. The reclassified other assets also include $2,315 thousand of accounts receivable, $311 thousand of notes receivable and $79 thousand of deposits, prepaid expenses and other as previously reported at December 31, 2007.

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

4. Impairments of Long-Lived Assets
Stratus assesses the impairment of real estate assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As provided in SFAS No. 144, impairment of assets held for use is evaluated by comparing an asset’s carrying value to the undiscounted estimated cash flow expected from the asset’s operations and eventual disposition. Impairment of assets held for sale is evaluated by comparing an asset’s carrying value to the fair value of the asset less costs to sell. If impairment occurs, the fair value of an asset is the price that would be received to sell the asset in an ordinary transaction between market participants at the measurement date.

In accordance with SFAS No. 144, in developing estimated future cash flows for impairment testing for its real estate assets, Stratus has incorporated its own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, infrastructure costs and financing costs regarding real estate assets. Stratus’ assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which Stratus develops its properties. These assumptions can significantly affect Stratus’ estimates of future cash flows. For those properties held for sale and deemed to be impaired, Stratus determined fair value based on appraised values, adjusted for estimated development costs and costs to sell, as Stratus believes this is the value for which the property could be sold as of December 31, 2008.

During the year ended December 31, 2008, Stratus recorded impairment charges of $250 thousand related to assets in its Real Estate Operations segment.

As required by SFAS No. 144, should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any additional impairment exists.

5. Real Estate, Commercial Leasing Assets and Facilities, net
Developed acreage or acreage under development includes real estate for which infrastructure for the entire property has been completed or is currently under way and/or is expected to be completed, and necessary permits have been received. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2008, Stratus owns only four lots with homes built on them (the Calera Court homes). Undeveloped acreage includes raw real estate that can be sold "as is" (i.e., no infrastructure or development work has begun on such property).

	December 31,
	2008	2007
	(In Thousands)
Property held for sale – developed or under development:
Austin, Texas area	$115,966	$120,164
Other areas of Texas	-	1,173
	115,966	121,337
Property held for sale – undeveloped:
Austin, Texas area	27,514	15,160
Other areas of Texas	-	34
	27,514	15,194

Property held for use:
Commercial leasing assets, net of accumulated depreciation
of $4,620 in 2008 and $3,203 in 2007	56,156	37,594
Furniture, fixtures and equipment, net of accumulated
depreciation of $498 in 2008 and $415 in 2007	763	621
Total property held for use	56,919	38,215
	$200,399	$174,746

At December 31, 2008, Stratus’ investment in real estate includes approximately 2,273 acres of land located in Austin, Texas. The principal holdings consisted of 1,513 acres of residential, multi-family and commercial property and 125 developed residential estate lots within the Barton Creek community at December 31, 2008. The Barton Creek development also includes Barton Creek Village, a 22,000-square-foot retail complex completed in the second quarter of 2007. Stratus also holds approximately 265 acres of commercial property under development and 122 acres of undeveloped commercial property within the Circle C Ranch (Circle C) community. Stratus’ other properties in the Circle C community include Meridian, which is an 800-lot residential development and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project. At December 31, 2008, Stratus’ ownership of Meridian consisted of approximately 148 acres and 98 developed residential lots. Stratus also holds 223 acres of commercial property and two 75,000-square-foot office buildings, one of which is 97 percent leased and the other of which is fully leased, at 7500 Rialto Boulevard located within Lantana. Stratus’ remaining Austin holdings at December 31, 2008, consisted of 2 acres, representing a city block in downtown Austin held in connection with the W Austin Hotel & Residences project (see Note 6). In 2006, Stratus sold 7000 West (see Note 12) and on October 12, 2007, Stratus sold the Escarpment Village shopping center (see Note 12).

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

Stratus recorded capitalized interest of $4.9 million in 2008, $4.0 million in 2007 and $3.1 million in 2006.

6. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
Effective May 1, 2008, Stratus entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus’ initial capital contributions to the joint venture totaled $31.8 million, which consisted of a 1.76 acre tract of land purchased by Stratus and located across the street from Austin City Hall, the related property and development agreements for the land and other project costs incurred by Stratus before May 1, 2008.

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Decisions for the joint venture are made by unanimous vote of the partners. Canyon-Johnson contributed its initial capital in May 2008 and will contribute additional capital until certain capital contribution requirements are met. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. The required capital contributions are approximately $53 million for Stratus and $75 million for Canyon-Johnson. As of December 31, 2008, Canyon-Johnson had contributed $22.6 million and in accordance with the joint venture agreement, they will continue to fund 100 percent of project costs until their contributions total approximately $44 million. Thereafter, Stratus will fund 40 percent and Canyon-Johnson will fund 60 percent of project costs until the required capital contributions are made. After the required capital contributions are made, project costs will be financed by a construction loan (see below).

On May 2, 2008, the joint venture entered into a construction loan agreement with Corus Bank, N.A. (Corus) to finance the construction of the W Austin Hotel & Residences project (see Note 9). On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the loan at 4.5 percent (see Note 7). The LIBOR rate cap notional amount varies based on projected loan balances throughout the term of the loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $1.2 million in 2008, which have been eliminated in consolidation in accordance with FIN 46R.

Under the guidance of FIN 46R, Stratus performed an evaluation and concluded that the W Austin Hotel & Residences project is a variable interest entity (VIE) and that even though it does not hold a controlling interest, Stratus is currently the primary beneficiary of the project as it has contributed disproportionately more capital than Canyon-Johnson, is the developer of the project and guarantees certain obligations as discussed in Note 9. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements.

At December 31, 2008, Stratus’ consolidated balance sheet includes $62.2 million in total assets associated with the W Austin Hotel & Residences project. Of the total assets, $30.0 million was classified as commercial leasing assets and $32.2 million was classified as real estate assets. At December 31, 2008, Stratus’ consolidated balance sheet includes $6.5 million in total liabilities associated with the W Austin Hotel & Residences project. In accordance with FIN 46R, certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires reconsideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the project is a VIE and whether Stratus is the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE under the guidance of FIN 46R or that Stratus is no longer the primary beneficiary of the entity, the project will be deconsolidated from Stratus’ financial statements and will be accounted for under the equity method of accounting.

In accordance with SOP 78-9, “Accounting for Investments in Real Estate,” profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At December 31, 2008, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 56 percent for Stratus and 44 percent for Canyon-Johnson, in accordance with SOP 78-9.

7. Fair Value Measurements
SFAS No. 157, “Fair Value Measurements,” includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

Stratus adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities recognized at fair value on a recurring basis (see Note 1). The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of December 31, 2008, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$14,044	$14,044	$-	$-
Investment in U.S.
treasury securities	15,388	15,388	-	-
Interest rate cap
agreement	63	-	63	-
	$29,495	$29,432	$63	$-

Summarized below are the carrying values and estimated fair values of financial assets and liabilities at December 31, 2008, and 2007 (in thousands).

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$17,097	$17,097	$40,873	$40,873
Restricted cash	6	6	112	112
Investment in U.S. treasury
securities	15,388	15,388	-	-
Accounts and notes receivable	1,245	1,245	2,626	2,626
Interest rate cap agreement	63	63	-	-
Accounts payable, accrued
liabilities, accrued interest, and
property taxes	9,788	9,788	8,135	8,135
Debt	63,352	55,809	61,500	61,500

Cash Equivalents. During the second half of 2008, Stratus began investing in U.S. treasury securities, certificates of deposits and other short-term investments with maturity dates less than 90 days, which are considered cash equivalents. Stratus’ cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investment in U.S. Treasury Securities. During the second half of 2008, Stratus began investing in U.S. treasury securities, with maturity dates greater than 90 days, but less than one year. These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Accounts and Notes Receivable. Fair value approximates the carrying value because of the short-term nature and generally negligible credit issues.

Interest Rate Cap Agreement. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. The joint venture entered into this derivative contract to manage interest rate risk under the W Austin Hotel & Residences project construction loan (see Note 9). Stratus accounts for this derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Stratus records this interest rate cap agreement maturing July 2011 at fair value on a recurring basis on its balance sheet and recognizes changes in fair value in the current period earnings. Stratus recorded the $0.7 million payment to enter into the interest rate cap agreement as an investing activity in its Statement of Cash Flows as Stratus does not consider the interest rate cap agreement to be an effective hedge under SFAS No. 133.

Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling $0.6 million in 2008 related to the decrease in fair value of the interest rate cap agreement.

Accounts Payable, Accrued Liabilities, Accrued Interest and Property Taxes. Fair value approximates the carrying value because of the short-term nature.

Debt. Stratus measures the fair value of debt by discounting the future expected cash flows at estimated current interest rates for each loan based on quotes from one of its lenders or recently obtained debt. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

8. Investment in Unconsolidated Affiliate
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

At December 31, 2008, Stratus’ investment in the Crestview Station project totaled $2.3 million and the joint venture partnership had $9.1 million of outstanding debt, of which Stratus guarantees $1.9 million. See Note 15 for additional developments regarding Crestview Station’s debt occurring subsequent to December 31, 2008.

Stratus has a 50 percent interest in the Crestview Station project, which it accounts for under the equity method in accordance with SOP 78-9. Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of FIN 46R.

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in first-quarter 2008, which resulted in Stratus’ equity in Crestview Station’s earnings totaling $0.6 million in 2008 and $1.0 million in 2007. Stratus received distributions from Crestview Station totaling $3.6 million in 2008. Summary financial information for Crestview Station follows (in thousands):

	2008	2007
Years Ended December 31:
Revenues	$4,758	$9,142
Gross profit	1,322	1,841
Income from continuing operations
and net income	1,124	1,841

At December 31:
Total assets	$14,418	$16,572
Total liabilities	9,852	7,131
Total equity	4,566	9,441

During the year ended December 31, 2006, the Crestview Station project recorded no revenues or expenses as the project was under development and all expenditures were capitalized as project costs.

9. Debt
	December 31,
	2008	2007
	(In Thousands)
Unsecured term loans, average rate 6.7% in 2008
and 2007	$40,000	$40,000
Lantana promissory note, average rate 6.0% in 2008
and 2007	21,258	21,500
W Austin Hotel & Residences project construction loan, average rate
6.9% in 2008	2,094	-
Total Debt	$63,352	$61,500

Comerica Revolving Credit Facility.  Stratus has a $45.0 million revolving credit facility with Comerica, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. The facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005, of which $1.3 million remains available at December 31, 2008. In May 2008, Stratus entered into a third modification and extension agreement to extend the maturity and modify the interest rate on the revolving credit facility. The maturity was extended from May 30, 2009 to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or LIBOR plus 2 percent with a minimum interest rate of 5 percent. Security for obligations outstanding under the facility includes Stratus’ properties within the Barton Creek community and certain of Stratus’ properties within Lantana and the Circle C community. At December 31, 2008, and 2007, no amounts were outstanding under the revolving credit facility.

Unsecured Term Loans.  Stratus has $40.0 million of borrowings outstanding under seven unsecured term loans with First American Asset Management (FAAM), including two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

In 2006, Stratus amended its two unsecured $5.0 million term loans with FAAM. The amended agreements extended the maturities of both loans and reduced the annual interest rates on both loans to 6.56 percent.

In 2006, Stratus also entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to purchase the land being used in connection with the W Austin Hotel & Residences project. Amounts borrowed under both loans bear interest at an annual rate of 6.56 percent.

In June 2007, Stratus entered into three separate loan agreements with FAAM. Pursuant to the loan agreements, additional borrowings totaled $15.0 million, $10.6 million of which was used to pay down the outstanding amounts under Stratus’ revolving credit facility with Comerica, and the remainder was used for operations, capital expenditures and other development costs, including the W Austin Hotel & Residences project. The annual interest rate under the loan agreements is 6.915 percent.

Under the terms of the loans with FAAM, Stratus’ cash flow before debt service and capital expenditures measured for the trailing four quarterly periods must be no less than five times the amount of debt service measured for the same period. The loans may be prepaid in whole or in part, subject to a prepayment penalty.

Lantana Promissory Note.  In December 2007, Stratus’ wholly owned subsidiary, Lantana Office Properties I, L.P., (Lantana), signed a promissory note to The Lincoln National Life Insurance Company. Under the terms of the note, Lantana borrowed $21.5 million, for development costs and general corporate purposes. The note matures on January 1, 2018. The note contains customary financial covenants and other restrictions and bears interest at a rate of 5.99 percent per year.

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

W Austin Hotel & Residences Project Construction Loan. On May 2, 2008, Stratus’ joint venture, CJUF II Stratus Block 21 LLC, signed a construction loan agreement with Corus. Under the terms of the construction loan, the joint venture may borrow up to $165.0 million, which will be used for development costs in connection with the W Austin Hotel & Residences project. Upon execution of the construction loan, approximately $2.0 million was advanced to the joint venture. Pursuant to the terms of the construction loan, additional borrowings for project costs are not permitted until Stratus’ and Canyon-Johnson’s capital contributions to the joint venture reach their required amounts ($49.2 million for Stratus and $73.7 million for Canyon-Johnson). The joint venture is permitted to borrow under the construction loan to pay interest on the loan.

The construction loan contains customary financial covenants and other restrictions. Amounts borrowed under the construction loan bear interest at an annual rate equal to the greater of (1) the sum of 3.5 percent per year plus the three-month LIBOR quoted in the Money Rates section of The Wall Street Journal or (2) 6.5 percent. The effective interest rate for the first quarter of 2009 was 6.5 percent and LIBOR was 1.4 percent at December 31, 2008.

Optional prepayments during the twelve months immediately following the execution of the construction loan are not permitted. From May 2, 2009 through November 2, 2010, optional prepayments of the loan are permitted, subject to a prepayment premium. Optional prepayments made after November 2, 2010, are not subject to prepayment premiums. Repayments made from proceeds of the sale of residential condominiums or other components of the W Austin Hotel & Residences project are permitted, beginning after the first year of the construction loan, without prepayment penalty. The construction loan matures on September 2, 2011. Certain obligations of the joint venture under the construction loan are guaranteed by Stratus, including construction and completion of the project, environmental indemnification and joint and several liability for the payment of $20.0 million of the principal of the loan. See Note 15 for a discussion of events affecting Corus subsequent to December 31, 2008.

Maturities.  Debt maturities based on the amounts and terms outstanding at December 31, 2008, totaled $0.3 million in 2009, $0.3 million in 2010, $42.4 million in 2011, $0.3 million in 2012, $0.4 million in 2013 and $19.7 million thereafter.

10. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2008	2007
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$4,474	$4,919
Alternative minimum tax credits (no expiration)	850	22
Employee benefit accruals	1,146	1,092
Accrued liabilities	532	496
Other assets	690	378
Net operating loss credit carryfowards (expire 2008 – 2010)	110	178
Other liabilities	(362)	(351)
Valuation allowance	(110)	(178)
Deferred tax asset	$7,330	$6,556

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at December 31, 2008 and 2007.  The valuation allowance at December 31, 2008 relates to certain net operating loss carryforwards which are not expected to be realized due to limitations imposed under the Internal Revenue Code.

The income tax benefit (provision) attributable to (loss) income from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current	$960	$(144)	$95
Deferred	774	(1,535)	7,215
Benefit from (provision for) income taxes	$1,734	$(1,679)	$7,310

Stratus’ deferred tax assets at December 31, 2005, totaled $18.3 million and Stratus had provided a 100 percent valuation allowance because realization of the deferred tax assets was not considered likely. Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In 2006, Stratus sold 7000 West (see Note 12) and 58 acres at its Lantana property. These transactions generated pre-tax income of approximately $26 million and along with Stratus’ then-current homebuilder contract arrangements and projected levels of future sales provided sufficient evidence that Stratus would more likely than not be able to realize certain of its deferred tax assets. As a result, 2006 net income from continuing operations included a $15.3 million tax benefit resulting from the reversal of a portion of Stratus’ deferred tax asset valuation allowance. Stratus recorded a provision for income taxes related to discontinued operations totaling $0.1 million in 2008, $5.2 million in 2007 and $1.9 million in 2006.

SFAS No. 123R does not allow recognition of excess tax benefits related to option exercises and vesting of restricted stock units until realized through a reduction of current taxes payable.  In 2007, Stratus recognized excess tax benefits of $4.8 million related to option exercises and vesting of restricted stock units. Upon finalizing its 2007 tax return, Stratus determined that its realized tax benefit for 2007 was $3.7 million. As a result, in 2008 Stratus adjusted its accrued income taxes and capital in excess of par value of common stock accounts by $1.3 million to reflect the revised excess tax benefits realized in 2007. Stratus’ deferred tax asset related to the U.S. net operating loss carry forwards at December 31, 2008, does not include an additional $4.3 million of net operating loss in relation to excess tax benefits on stock option exercises and restricted stock units vested during the fiscal years ended December 31, 2008 and December 31, 2007, because these benefits were not realized in 2007 and 2008.

Stratus adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Stratus did not recognize a significant change in its liability for uncertain tax positions as a result of its implementation of FIN 48. The following presents the change in gross unrecognized tax benefits (in thousands):

	2008	2007
Balance at January 1,	$2,438	$2,142
Additions based on tax positions related to the current year	226	296
Balance at December 31,	$2,664	$2,438

Stratus recorded liabilities for unrecognized tax benefits at January 1, 2007 as a result of certain revisions discussed in Note 2. Unrecognized tax benefits totaling $1.1 million as of December 31, 2008, and $1.3 million as of December 31, 2007, are presented in other liabilities in the accompanying consolidated balance sheets. The balance of the above unrecognized tax benefits are reflected as reductions in deferred tax assets for alternative minimum tax credits and net operating loss credit carryforwards.

None of the tax benefits, if recognized, would reduce Stratus’ annual effective tax rate. Stratus anticipates that it is reasonably possible that during 2009 it will have a reduction in its liability in the range of $2.4 million to $2.6 million as a result of completing administrative processes with taxing authorities related to the timing of certain deductions taken on its tax returns.  Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations. During the year ended December 31, 2008, Stratus recognized less than $0.1 million in interest. Stratus had accrued less than $0.1 million for the payment of interest as of December 31, 2008, and no amounts were accrued as of December 31, 2007.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2005, and state income tax examinations for the years prior to 2004.

Reconciliations of the income tax provision computed at the federal statutory tax rate and the recorded income tax benefit (provision) follow (dollars in thousands):

	Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax provision computed at the
federal statutory income tax rate	$1,913	35%	$(1,500)	(35)%	$(8,052)	(35)%
Adjustments attributable to:
Change in valuation allowance	-	-	-	-	15,287	67
State taxes and other, net	(179)	(3)	(179)	(5)	75	-
Income tax benefit (provision)	$1,734	32%	$(1,679)	(40)%	$7,310	32%

11. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus’ 2002 Stock Incentive Plan provides for the issuance of stock-based compensation awards representing 355,000 shares of Stratus common stock. Stratus’ Stock Option Plan for Non-Employee Directors provides for the issuance of stock options, restricted stock units (see below) and stock appreciations rights (collectively stock-based compensation awards), representing 125,000 shares of Stratus common stock at no less than market value at time of grant.

Generally, stock-based compensation awards are exercisable or vest in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Stratus common stock issued upon option exercises or restricted stock units vesting represent newly issued shares of stock. Awards for approximately 44,059 shares under the 2002 Stock Incentive Plan and 17,500 shares under the Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2008.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized as appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2008	2007	2006
Stock options awarded to employees (including directors)	$414	$508	$593
Stock options awarded to nonemployees	-	-	2
Restricted stock units	772	1,312	792
Less capitalized amounts	(165)	(286)	(292)
Impact on (loss) income from continuing operations
before income taxes	$1,021	$1,534	$1,095

Options.  A summary of stock options outstanding as of December 31, 2008, and changes during the year ended December 31, 2008, follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	212,562	$13.80
Granted	7,500	29.03
Exercised	(128,625)	11.97
Balance at December 31	91,437	17.62	5.9	$70

Vested and exercisable at December 31	72,687	14.79	5.2	$70

Summaries of stock options outstanding and changes during the years ended December 31, 2007 and 2006, follow:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	of	Option	of	Option
	Options	Price	Options	Price
Balance at January 1	297,187	$12.55	838,336	$10.11
Granted	7,500	32.85	7,500	26.44
Exercised	(92,125)	11.30	(548,649)	9.01
Balance at December 31	212,562	13.80	297,187	12.55

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the number of stock options granted, the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2008 and 2007.

	2008	2007	2006
Options granted	7,500	7,500	7,500
Grant-date fair value per stock option	$15.49	$16.30	$14.57
Expected and weighted average volatility	49.0%	41.8%	48.6%
Expected life of options (in years)	6.7	6.7	6.7
Risk-free interest rate	3.5%	4.4%	4.7%

The total intrinsic value of options exercised was $2.1 million during 2008, $2.0 million during 2007 and $11.4 million during 2006. Vested stock options totaled 35,000 during 2008, 51,000 during 2007 and 83,700 during 2006 with weighted-average grant-date fair values of $10.91 per option in 2008, $9.33 per option in 2007 and $7.86 per option in 2006. As of December 31, 2008, there were 18,750 stock options unvested with a weighted-average grant-date fair value of $15.15. As of December 31, 2008, Stratus had $0.2 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of one year.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2008 and 2007 (in thousands, except Stratus shares tendered):

	2008	2007	2006
Stratus shares tendered to pay the exercise price
and/or the minimum required taxes[a]	30,600	7,431	111,097
Cash received from stock option exercises	$360	$132	$1,055
Actual tax benefit realized for the tax deductions
from stock option exercises	$373	$3,902	$1,111
Amounts Stratus paid for employee taxes	$208	$244	$3,495

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

Stratus did not grant any restricted stock units in 2008. A summary of outstanding unvested restricted stock units as of December 31, 2008, and activity during the year ended December 31, 2008 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Grant-Date	Remaining	Intrinsic
	Restricted	Fair Value	Contractual	Value
	Stock Units	per Unit	Term (years)	($000)
Balance at January 1	121,500	$27.72
Granted	-	-
Vested	(40,000)	25.51
Balance at December 31	81,500	28.81	2.1	$1,015

The total intrinsic value of restricted stock units vesting during the year ended December 31, 2008, was $0.9 million. As of December 31, 2008, Stratus had $1.3 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.2 years.

Share Purchase Program.  In February 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million stock-split adjusted shares of Stratus’ common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million revolving credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. At December 31, 2008, $1.3 million remains available under the Comerica agreement for purchases of our common stock. Since 2004, Stratus has purchased 489,855 shares of its common stock for $8.1 million (an average of $16.61 per share) under this program. Purchases include 214,216 shares for $2.5 million (an average of $11.80 per share) in 2008, 45,449 shares for $1.5 million (an average of $31.97 per share) in 2007 and 22,806 shares for $0.6 million (an average of $24.77 per share) in 2006. The 2008 purchases include a privately negotiated purchase of 190,000 shares on December 24, 2008, for $1.9 million ($10.00 per share). As of December 31, 2008, 210,145 shares remain available under this program.

Stock Split Transactions.  In May 2001, the shareholders of Stratus approved an amendment to Stratus’ certificate of incorporation to permit a reverse 1-for-50 common stock split followed immediately by a forward 25-for-1 common stock split. This transaction resulted in Stratus’ shareholders owning fewer than 50 shares of common stock having their shares converted into less than one share in the reverse 1-for-50 split, for which they received cash payments equal to the fair value of those fractional interests. Stratus shareholders owning more than 50 shares of Stratus’ common stock had their number of shares of common stock reduced by one-half immediately after this transaction. Shareholders owning an odd number of shares were entitled to a cash payment equal to the fair value of the resulting fractional share. Stratus funded $0.5 million into a restricted cash account to purchase 42,000 post-stock split shares of its common stock. At December 31, 2008, less than $0.1 million of restricted cash remained to pay for fractional shares.

Employee Benefits.  Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.5 million in 2008 and 2007 and $0.3 million in 2006.

12. Discontinued Operations
(Loss) income from discontinued operations reported in the consolidated statements of operations included the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Escarpment Village	$-	$16,350	$707
7000 West	-	-	10,370
Income from discontinued operations
before income taxes	-	16,350	11,077
Provision for income taxes	(105)	(5,170)	(1,935)
(Loss) income from discontinued operations	$(105)	$11,180	$9,142

Escarpment Village.  On October 12, 2007, Stratus sold the Escarpment Village shopping center, located in Austin, Texas, to Lake Villa, L.L.C. (the Purchaser) for $46.5 million, before closing costs and other adjustments. The Purchaser paid $23.0 million in cash at closing and assumed the $22.4 million principal balance remaining under Stratus’ loan from Teachers Insurance and Annuity Association of America. Stratus recorded a gain of $15.8 million ($10.8 million net of taxes or $1.43 per basic share and $1.41 per diluted share) on the sale.

Upon completion of the sale of Escarpment Village, Stratus ceased all involvement with the Escarpment Village shopping center. The results of operations, assets and liabilities of Escarpment Village, which have been classified as discontinued operations in the accompanying consolidated financial statements, previously represented a component of Stratus’ commercial leasing segment.

In June 2008, Stratus revised the amount of Texas margin tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million of additional income tax charges related to 2007, which were recognized in June 2008. As the results of operations of Escarpment Village have been appropriately classified as discontinued operations, the additional Texas margin tax has also been classified as discontinued operations in the consolidated statement of operations.

The table below provides a summary of Escarpment Village’s results of operations for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Rental income	$2,841	$2,132
Rental property costs	(1,547)	(654)
Depreciation	(697)	(746)
General and administrative expenses	(86)	(71)
Interest income	70	46
Gain on sale	15,769	-
Provision for income taxes	(5,170)	(247)
Income from discontinued operations	$11,180	$460

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

The table below provides a summary of 7000 West’s results of operations for year ended December 31, 2006 (in thousands):

Rental income	$1,057
Rental property costs	(403)
General and administrative expenses	(48)
Interest income	2
Gain on sale	9,762
Provision for income taxes	(1,688)
Income from discontinued operations	$8,682

13. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable open contracts totaling $186.4 million at December 31, 2008. These commitments include the following contracts:

•
Contracts totaling $3.9 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek with a remaining balance of $2.9 million at December 31, 2008;

•	A $0.8 million contract for the construction of a retail center at Circle C with a remaining balance of $0.3 million at December 31, 2008;
•
$208.6 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $183.3 million at December 31, 2008.

In early 2009, Stratus entered into additional contracts for $2.4 million related to the W Austin Hotel & Residences, $0.3 million related to Circle C and $0.1 million related to Barton Creek.

At December 31, 2008, Stratus guarantees $1.9 million of the $9.1 million outstanding debt of Crestview Station, a joint venture partnership of which Stratus has a 50 percent interest.

Rental Income.  As of December 31, 2008, Stratus’ minimum rental income, which includes scheduled rent increases, under noncancelable long-term leases which extend through 2025, totaled $2.7 million in 2009, $2.3 million in 2010, $1.8 million in 2011, $1.9 million in 2012, $1.2 million in 2013 and $3.9 million thereafter.

Operating Lease.  As of December 31, 2008, Stratus’ minimum annual contractual payments under its noncancelable long-term operating lease for its office space which expires in 2012 totaled $0.2 million in 2009, 2010 and 2011 and less than $0.1 million in 2012. Total rental expense under Stratus’ operating lease amounted to $0.2 million in 2008 and 2007 and $0.1 million in 2006.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. Those approvals permitted development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2008, Stratus has permanently used $8.2 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $4.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $2.8 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2008. Unencumbered Credit Bank capacity was $4.0 million at December 31, 2008.

Environmental Regulations.  Stratus has made, and will continue to make, expenditures for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which will be charged against Stratus’ operations in future periods. Present and future environmental laws and regulations applicable to Stratus’ operations may require substantial capital expenditures that could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

Stratus sold its remaining oil and gas properties in 1993. In connection with the sale of an oil and gas property, Stratus indemnified the purchaser for any abandonment costs in excess of cumulative net revenues received. The property was subsequently sold to other parties, most recently in 2007. After assessing available information concerning the terms of the 2007 sale and the new purchaser’s future plans for the property, Stratus concluded that its obligation to the seller still exists and did not transfer to the new purchaser. Additionally, Stratus concluded that the new purchaser’s assumption of all abandonment obligations, along with its significant financial investment and expanded development plans for the property, make the likelihood of Stratus being required to satisfy this contingent abandonment obligation remote. As a result, Stratus reversed its $3.0 million reserve for this obligation and recorded the same amount as other income in 2007.

Litigation. Stratus may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of its business.  Stratus believes that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on Stratus’ financial condition or results of operations.

14. Business Segments
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties held for sale in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and certain portions of the W Austin Hotel & Residences project. In January 2008, Stratus sold the final lots of the Deerfield property in Plano, Texas, which is also included in the Real Estate Operations segment.

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. The first 75,000-square-foot building at 7500 Rialto Boulevard is 97 percent leased. The second 75,000-square-foot building opened in September 2006 and is fully leased. In addition, the commercial leasing segment includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008 in Barton Creek Village, and certain portions of the W Austin Hotel & Residences project.

Stratus uses operating income (loss) to measure the performance of each segment. Stratus allocates general and administrative expenses between the segments based on the ratios of budgeted revenues for each segment to aggregate budgeted revenues for each year.

The 7000 West and Escarpment Village operating results are reported as discontinued operations. Segment data presented below (in thousands) are on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]	Commercial Leasing	Other		Total
Year Ended December 31, 2008:
Revenues	$14,310	$4,473	$-		$18,783
Cost of sales, excluding depreciation	(13,031)	(3,554)	-		(16,585)
Depreciation	(201)	(1,451)	-		(1,652)
Long-lived asset impairments	(250)[b]	-	-		(250)
General and administrative expenses	(6,496)	(1,058)	-		(7,554)
Operating loss	$(5,668)	$(1,590)	$-		$(7,258)
Loss from discontinued operations	$-	$(105)[c]	$-		$(105)
Capital expenditures	$30,165	$15,545	$-		$45,710
Total assets at December 31, 2008	$176,937	$67,887	$7,722	[d]	$252,546

Year Ended December 31, 2007:
Revenues	$24,083	$3,081	$-		$27,164
Cost of sales, excluding depreciation	(16,142)	(3,264)	-		(19,406)
Depreciation	(157)	(1,115)	-		(1,272)
General and administrative expenses	(6,119)	(910)	-		(7,029)
Operating income (loss)	$1,665	$(2,208)	$-		$(543)
Income from discontinued operations	$-	$11,180 [e]	$-		$11,180
Capital expenditures	$29,673	$7,358	$-		$37,031
Total assets at December 31, 2007	$176,350	$49,689	$6,595	[d]	$232,634

Year Ended December 31, 2006:
Revenues	$60,213	$1,662	$-		$61,875
Cost of sales, excluding depreciation	(29,813)	(1,712)	-		(31,525)
Depreciation	(127)	(725)	-		(852)
General and administrative expense	(6,281)	(579)	-		(6,860)
Operating income (loss)	$23,992	$(1,354)	$-		$22,638
Income from discontinued operations	$-	$9,142 [f]	$-		$9,142
Capital expenditures	$37,140	$9,068	$-		$46,208
Total assets at December 31, 2006	$143,024	$56,252 [g]	$7,282	[d]	$206,558

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Relates to long-lived asset impairments of properties in Barton Creek and Camino Real (see Note 4).
c.	Relates to the revised amount of Texas margin tax accrued on Escarpment Village income earned during 2007 (see Note 12).
d.	Primarily includes deferred tax assets (see Note 10).
e.	Includes a $10.8 million gain, net of taxes of $5.0 million, on the sale of Escarpment Village.
f.	Includes an $8.3 million gain, net of taxes of $1.5 million, on the sale of 7000 West.
g.	Includes assets from the discontinued operations of Escarpment Village totaling $35.3 million, net of accumulated depreciation of $0.7 million.

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

	Years Ended December 31,
	2008	2007	2006
Operating (loss) income	$(7,258)	$(543)	$22,638
Other income	-	3,000	-
Interest income	1,448	849	370
Loss on interest rate cap agreement	(610)	-	-
(Loss) income from continuing operations before income
taxes, minority interest and equity in
unconsolidated affiliate’s income	$(6,420)	$3,306	$23,008

15. Subsequent Events
In connection with funding the development of Crestview Station, the joint venture entered into a loan agreement in 2005 with Comerica (the Crestview Loan Agreement), pursuant to which the joint venture borrowed funds in the principal amount of $7.6 million. In November 2007, the joint venture amended the Crestview Loan Agreement to increase the amount of availability under the loan to $10.9 million. The principal amount of the loan was $9.1 million on December 31, 2008. Stratus and Trammell Crow, the joint venture’s operating partner, each executed guaranties of completion of certain environmental remediation (which has been completed) and payment in connection with the Crestview Loan Agreement. Each partner severally guaranteed the joint venture’s principal payment obligations under the Crestview Loan Agreement up to a maximum of $1.9 million each, plus certain interest payments and related costs. The loan matured on March 31, 2009. Trammell Crow elected not to extend the loan on the terms offered by Comerica, and as a result the joint venture received a notice of default from Comerica on April 4, 2009. On April 8, 2009, Trammell Crow agreed to the partnership’s entering into a two-month extension on the loan, extending the maturity to May 31, 2009, but Trammel Crow did not agree to the terms of the extension. The joint venture did not repay the loan at maturity and received a default notice from Comerica on June 4, 2009. Unless the joint venture reaches an agreement with Comerica to extend the maturity of the loan, Comerica may pursue its remedies under the Crestview Loan Agreement, including foreclosing its lien and enforcing the several guaranties against each of Stratus and Trammell Crow (see Note 8).

On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. It is uncertain whether Corus will continue to be able to meet its funding commitments under the W Austin Hotel & Residences project construction loan once Stratus and Canyon-Johnson fully fund their capital commitments for the W Austin Hotel & Residences project later in 2009. Stratus and Canyon-Johnson are pursuing other options for financing the W Austin Hotel & Residences project should Corus not be in a position to fulfill its obligations. Such options may include additional equity contributions by Stratus and Canyon-Johnson, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If Corus is unable to fulfill its funding obligations, and if alternate financing cannot be obtained, Stratus and Canyon-Johnson may be required to delay further construction of the project until additional sources of financing are available.

In March 2009, Stratus borrowed $4.7 million under a term loan secured by Barton Creek Village, which will mature in April 2014. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly beginning May 1, 2009. Stratus will use the proceeds of this loan for general corporate purposes.

As of May 31, 2009, Stratus had $9.4 million of borrowings outstanding and $2.9 million of letters of credit issued under its $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $32.7 million.

On June 5, 2009, Stratus received a notice of default from Corus for the construction loan related to the W Austin Hotel & Residences project. The stated reason for default was that Stratus has not provided financial statements for the year ended December 31, 2008 and three months ended March 31, 2009. Stratus intends to submit these financial statements within the cure period and regain compliance with the covenants of this loan.

16. Quarterly Financial Information (Unaudited)
The quarterly financial information for the applicable 2007 periods has been restated to reflect Escarpment Village as discontinued operations (see Note 12) and the revisions of previously issued financial statements (see Note 2).

		Operating	Net	Net Income (Loss)
		Income	Income	Per Share
	Revenues	(Loss)	(Loss)	Basic	Diluted
	(In Thousands, Except Per Share Amounts)
2008
1st Quarter	$5,067	$(1,274)[a]	$(156)[a]	$(0.02)[a]	$(0.02)[a]
2nd Quarter	4,088	(1,849)[a]	(1,248)[a]	(0.16)[a]	(0.16)[a]
3rd Quarter	6,909	(1,147)[a]	(447)[a]	(0.06)[a]	(0.06)[a]
4th Quarter	2,719	(2,988)	(1,986)	(0.26)	(0.26)
	$18,783	$(7,258)	$(3,837)	(0.50)	(0.50)

2007
1st Quarter	$5,317	$618 [a]	$897	[a]	$0.12	[a]	$0.12	[a]
2nd Quarter	6,787	432 [a]	359	[a]	0.05	[a]	0.05	[a]
3rd Quarter	8,036	(617)[a]	(260)[a]		(0.03)[a]		(0.03)[a]
4th Quarter	7,024	(976)[a]	12,793	[a,b]	1.70	[a]	1.67	[a]
	$27,164	$(543)	$13,789		1.83		1.80

a. Reflects the following revisions in the tables below to previously issued financial statements (see Note 2).
b. Includes a gain on sale of Escarpment Village of $10.8 million, net of taxes of $5.0 million.

	Operating Income (Loss)
		Adjustments
	As	Capitalized	Property		Net	As
	Reported	Interest	Tax	Crestview	Adjustments	Revised
2008
1st Quarter	$(1,007)	$(39)	$(228)	$-	$(267)	$(1,274)
2nd Quarter	(1,643)	(45)	(161)	-	(206)	(1,849)
3rd Quarter	(998)	-	(149)	-	(149)	(1,147)
2007
1st Quarter	$702	$4	$(88)	$-	$(84)	$618
2nd Quarter	585	(43)	(110)	-	(153)	432
3rd Quarter	(423)	(134)	(60)	-	(194)	(617)
4th Quarter	(862)	(61)	(53)	-	(114)	(976)

	Net Income (Loss)
		Adjustments
	As	Capitalized	Property		Net	As
	Reported	Interest	Tax	Crestview	Adjustments	Revised
2008
1st Quarter	$89	$188	$(148)	$(285)	$(245)	$(156)
2nd Quarter	(1,273)	167	(102)	(40)	25	(1,248)
3rd Quarter	(350)	-	(97)	-	(97)	(447)
2007
1st Quarter	$738	$215	$(56)	$-	$159	$897
2nd Quarter	241	190	(72)	-	118	359
3rd Quarter	(345)	123	(38)	-	85	(260)
4th Quarter	12,721	(302)	53	321	72	12,793

	Basic Net Income (Loss) Per Share
		Adjustments
	As	Capitalized	Property		Net	As
	Reported	Interest	Tax	Crestview	Adjustments	Revised
2008
1st Quarter	$0.01	$0.03	$(0.02)	$(0.04)	$(0.03)	$(0.02)
2nd Quarter	(0.17)	0.02	(0.01)	-	0.01	(0.16)
3rd Quarter	(0.05)	-	(0.01)	-	(0.01)	(0.06)
2007
1st Quarter	$0.10	$0.03	$(0.01)	$-	$0.02	$0.12
2nd Quarter	0.03	0.03	(0.01)	-	0.02	0.05
3rd Quarter	(0.05)	0.02	-	-	0.02	(0.03)
4th Quarter	1.69	(0.04)	0.01	0.04	0.01	1.70

	Diluted Net Income (Loss) Per Share
		Adjustments
	As	Capitalized	Property		Net	As
	Reported	Interest	Tax	Crestview	Adjustments	Revised
2008
1st Quarter	$0.01	$0.03	$(0.02)	$(0.04)	$(0.03)	$(0.02)
2nd Quarter	(0.17)	0.02	(0.01)	-	0.01	(0.16)
3rd Quarter	(0.05)	-	(0.01)	-	(0.01)	(0.06)
2007
1st Quarter	$0.10	$0.02	$-	$-	$0.02	$0.12
2nd Quarter	0.03	0.03	(0.01)	-	0.02	0.05
3rd Quarter	(0.05)	0.02	-	-	0.02	(0.03)
4th Quarter	1.66	(0.04)	0.01	0.04	0.01	1.67

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.  Controls and Procedures
(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management's annual report, and the report of PricewaterhouseCoopers LLP, on internal control over financial reporting are included in Item 8. “Financial Statements and Supplementary Data”.

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information About Directors

This table provides certain information as of June 1, 2009, with respect to the director nominees and each other director whose term will continue after the 2009 annual meeting of stockholders.  Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

Name of Director	Age	Principal Occupations, Other Directorships and Positions with the Company	Year First Elected a Director

William H. Armstrong III	44	Chairman of the Board, Chief Executive Officer and President.	1998
Bruce G. Garrison	63	Director – REITs, Salient Trust Company (formerly Pinnacle Trust Company) since 2003, and Vice President from 2000 to 2003.	2002
James C. Leslie	53	Private investor. Chairman of the Board of Ascendant Solutions, Inc. Director, President and Chief Operating Officer of The Staubach Company, a commercial real estate services firm, from 1996 until 2001.	1996
Michael D. Madden	60	Managing Partner of BlackEagle Partners LLC (formerly Centurion Capital Partners LLC) since April 2005. Partner of Questor Management Co., merchant bankers, from March 1999 to April 2005. Chairman of the Board of Hanover Capital L.L.C., investment bankers, since 1995.	1992

Information About Executive Officers Not Serving as Directors

Certain information as of June 1, 2009, about our executive officers who are not also serving as directors is set forth in the following table and accompanying text.

Name	Age	Position or Office
John E. Baker	62	Senior Vice President and Chief Financial Officer

Kenneth N. Jones	49	General Counsel and Secretary

Erin D. Pickens	47	Senior Vice President

Mr. Baker has served as our Senior Vice President and Chief Financial Officer since August 2002. He previously served as Senior Vice President – Accounting from May 2001 until August 2002 and as our Vice President – Accounting from August 1996 until May 2001. Mr. Baker has announced that he plans to retire during 2009, although the precise date has not yet been determined.

Mr. Jones has served as our General Counsel since August 1998 and Secretary since 2000. Mr. Jones is a partner with the law firm of Armbrust & Brown, L.L.P. and he provides legal and business advisory services under a consulting arrangement with his firm.

Ms. Pickens has served as our Senior Vice President since May 2009. Ms. Pickens previously served as Executive Vice President and Chief Financial Officer of Tarragon Corporation from November 1998 until April 2009, and as Vice President and Chief Accounting Officer from September 1996 until November 1998 and Accounting Manager from June 1995 until August 1996 for Tarragon and its predecessors.

Ethics and Business Conduct Policy

Our corporate governance ethics and business conduct policy is available at http://www.stratusproperties.com/policies.asp. We intend to post promptly on that web site amendments to or waivers, if any, from our ethics and business conduct policy made with respect to any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC).  Based solely upon our review of the Forms 3, 4 and 5 filed during 2008, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed.

Audit Committee

The audit committee is currently comprised of three directors, Michael D. Madden, Chairman, Bruce G. Garrison and James C. Leslie, all of whom are independent, as defined in the National Association of Securities Dealers Automated Quotations (NASDAQ) listing standards.  In addition, the board of directors has determined that each of Messrs. Madden, Garrison and Leslie qualifies as an “audit committee financial expert,” as such term is defined by the rules of the SEC.  The board of directors also has determined that each of the members of the audit committee has no material relationship with the company and is independent within the meaning of the NASDAQ independence standards applicable to audit committee members.

The audit committee operates under a written charter approved by the committee and adopted by the board of directors, which is available on the Company’s web site at www.stratusproperties.com under Investor Relations – Corporate Governance Documents and is available in print upon request.  The audit committee’s primary function is to assist the board of directors in fulfilling the board’s oversight responsibilities by monitoring (1) the company’s continuing development and performance of its system of financial reporting, auditing, internal controls and legal and regulatory compliance, (2) the operation and integrity of the system, (3) performance and qualifications of the company’s external and internal auditors and (4) the independence of the company’s external auditors.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Objectives of our Compensation Program

Our executive compensation program is administered by the corporate personnel committee, which determines the compensation of our executive officers and administers our annual performance incentive and stock incentive plans.  The objectives of our executive compensation program are to:

•	emphasize performance-based compensation that balances rewards for short- and long-term results,

•	tie compensation to the interests of the company’s stockholders, and

•	provide a level of total compensation that will enable the company to attract and retain talented executive officers.

Compensation is intended to reward achievement of business performance goals and to recognize individual initiative and leadership.

Compensation Philosophy

The design of our current compensation program remains a product of a comprehensive analysis performed in 2005.  Until January 2009, the committee had not formally evaluated peer companies, and does not refer to benchmarks in order to set executive compensation levels or structures.  We believe we are aware of and understand the compensation practices of our industry and the companies we compete with for talent, and have maintained an executive compensation program providing consistent levels and forms of compensation from year to year targeted to maintain and attract a talented executive team.  Further, we believe our program supports our core compensation goals by linking a majority of executive compensation to company performance, both long-term and short-term, and provides a level of total compensation to each of our named executive officers that continues to be reasonable and appropriate.

In 2005, and most recently in January 2009, the committee engaged FPL Associates Compensation to perform a comprehensive review of our executive compensation program.  The committee uses the information in these studies as a “market check” to ensure that its perceptions of market practice are accurate, but does not target specific pay levels based on these reviews.  In its most recent review, FPL compared the compensation paid to our two senior executive officers in 2007 with the compensation paid by the companies in two comparative peer groups – a private and a public real estate company.  FPL concluded that for 2007 total compensation (which was significantly higher than 2008 compensation, as discussed below), the company fell above the median of the public peer group and between the 25th and 75th percentiles of the private peer group.  The public size-based peer group consisted of the following 14 public real estate companies that historically had similar total capitalization to our company:  Agree Realty Corporation, American Land Lease, Inc., AmREIT, Bluegreen Corporation, Cogdell Spencer Inc., DuPont Fabros Technology, Inc., Kite Realty Group Trust, Monmouth Real Estate Investment Corporation, Presidential Realty Corporation, Ramco-Gershenson Properties Trust, Roberts Realty Investors, Inc., Sonesta International Hotels Corporation, Thomas Properties Group, Inc. and UMH Properties, Inc.  The private real estate peer group consisted of the following 11 companies, each of which either had significant land holdings or development capabilities:  Flagler Development Company, Gables Residential, Hillwood Development Corporation, Industrial Developments International, Inc., Nationwide Realty Investors, The Bozzuto Group, The Carson Companies, The Woodlands, Trammell Crow Residential, Watson Land Company and WISPARK LLC.

Other than these executive compensation reviews, FPL also conducted a competitive review of our director compensation program in 2006.  FPL has not provided any other consulting services to our company.

Overview of 2008 Compensation

The total compensation for our executive officers for 2008 decreased significantly compared to compensation attributable to 2007.  As discussed in more detail below, this reduction in compensation is primarily because (1)

our executive officers received lower annual cash incentive payments for 2008 in response to the economic downturn, and (2) the restricted stock units granted to our chief executive officer, which grant was made in February 2009, had a lower grant date fair value due to the decline in our stock price.  Further, as discussed below, our chief financial officer did not receive a restricted stock unit grant for 2008.  The committee views total compensation of our named executive officers as the sum of base salary, annual bonus and the value of the restricted stock units awarded for the year.  The table below sets forth the total compensation received by our named executive officers for the years 2007 and 2008.

	Year	Salary	Bonus	Grant Date Fair Value of Stock Awards (1)	Total (2)
William H. Armstrong III Chairman of the Board, President & Chief Executive Officer	2008 2007	$400,000 400,000	$ 300,000 500,000	$ 183,870 781,650	$ 883,870 1,681,650
John E. Baker Senior Vice President & Chief Financial Officer	2008 2007	225,000 225,000	180,000 300,000	- 318,450	405,000 843,450
_________
(1)
The grant date fair value of the restricted stock units is based on the market value per share of our common stock as follows: for 2008, based on the $6.81 market value on February 9, 2009, and for 2007, based on the $28.95 market value on December 12, 2007.

(2)	Does not include the value of amounts reflected in “All Other Compensation” in the Summary Compensation Table presented later.

The values of base salary and bonus compensation for 2008 in the Summary Compensation Table are equivalent to the amounts reflected above.  However, the amounts reflected in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table are significantly greater than the amounts reflected above for “Grant Date Fair Value of Stock Awards.”  This is primarily because the Summary Compensation Table, prepared in accordance with the Securities and Exchange Commission (SEC) regulations, includes equity awarded in prior years and values those equity awards for 2008 based on the amount of the related compensation expense in the company’s 2008 income statement in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)).  In addition, although the committee views the award of restricted stock units made in February 2009 as part of 2008 compensation, this grant is not reflected in the Summary Compensation Table, nor does it appear in the Grants of Plan-Based Awards table, as it was made in 2009.

Components of Executive Compensation

During 2008, the company employed two executive officers, William H. Armstrong III and John E. Baker.  Our executive compensation program has traditionally included three components:  base salary, annual incentive awards and long-term incentive awards in the form of restricted stock units.  For 2008, however, due to an insufficient number of shares available for grant under our existing stock incentive plan and the pending retirement of Mr. Baker, only Mr. Armstrong received a grant of restricted stock units, which grant was made in February 2009.

Base Salaries

Our philosophy is that base salaries, which provide fixed compensation, should meet the objective of attracting and retaining the executive officers needed to manage our business successfully.  Actual individual salary amounts reflect the committee’s judgment with respect to each executive officer’s responsibility, performance, work experience and the individual’s historical salary level.  Our goal is to allocate more compensation to the performance-dependent elements of the total compensation package, and we do not routinely provide base salary increases.  Consequently, we have not increased the base salaries of our executive officers since January 1, 2006.

Annual Incentive Awards

Annual cash incentives are a variable component of compensation designed to reward our executives for maximizing annual operating and financial performance.  Our executive officers and certain other employees of the company participate in our performance incentive awards program.  Under the program, the annual award is established based on the participant’s level of responsibility after reviewing the company’s performance during the year and overall market conditions.  We have a small group of executive officers, and the committee’s decisions regarding annual awards reflect its views as to the broad scope of responsibilities of our executive officers and its subjective assessment of each executive’s significant impact on the company’s overall success.

For 2008, the committee reviewed the company’s accomplishments and concluded that the company’s performance supported an annual cash incentive award to our executive officers.  However, considering overall market conditions and the impact of those conditions on our industry, the committee elected to award cash incentive payments to our executives that were 40 percent below the awards made for 2007.  This overall reduction was consistent with the annual cash awards made to the other participants in the performance incentive awards program.

Long-Term Incentive Awards

Six years ago, we adopted long-term incentive award guidelines to reinforce the relationship between compensation and increases in the market price of the company’s common stock and align each executive officer’s financial interests with those of the company’s stockholders.  These guidelines established target levels based upon the position of each participating officer.  If the committee believes the grant of long-term incentive awards is appropriate in a given year, the goal is to grant long-term incentive awards within those levels based upon a subjective assessment of corporate and individual performance.

In the past, participating officers received approximately two-thirds of their long-term incentive awards in the form of stock options and approximately one-third in the form of restricted stock units.  However, due to an insufficient number of shares remaining available for grant under the company’s stock incentive plans, we have been unable to grant long-term incentive awards to our executive officers using these parameters since the grants made in December 2004.  To conserve shares, grants in the intervening years have been at proportionately lower levels than suggested by the guidelines.  As of May 1, 2009, there were less than 17,500 shares remaining available for future grant of equity awards to our executive officers and employees under our stock incentive plans.

For 2008, after evaluating the company’s performance and the impact of our executive officers on that performance, the shares available for grant, and each executive’s overall compensation, the committee approved a grant of 27,000 restricted stock units to our chief executive officer in February 2009.  This was the same number of restricted stock units awarded for 2007, but the value was significantly lower than 2007 due to the decline in our stock price.  Further, as the company announced in April 2009, our chief financial officer plans to retire during 2009.  Considering Mr. Baker pending retirement, the committee did not grant any restricted stock units to him for 2008.  The restricted stock units will ratably convert into an equivalent number of shares of our common stock over a four-year period on each grant date anniversary.

Post-Employment Compensation

We maintain a retirement plan qualified under Section 401(k) of the Internal Revenue Code that is available to all qualified employees.  Messrs. Armstrong and Baker participate in this retirement plan under the same terms as eligible employees.  In addition, each of Messrs. Armstrong and Baker have a Change of Control agreement with the company.  We believe that severance protections, when provided in the context of a change of control transaction, can play a valuable role in attracting and retaining key executive officers.  The occurrence, or potential occurrence, of a change of control transaction can create uncertainty regarding the continued employment of our executive officers.  This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level.  In order to encourage our executive officers to remain employed with the company during a critical time when their prospects for continued employment following the transaction are often uncertain, we have elected to provide severance benefits if their employment is terminated by the company without cause or, in limited circumstances, by the executive for good reason in connection with a change of control.  Because we believe that a termination by the executive for good reason may be conceptually the same as a termination by the company without cause, and because we believe that in the context of a change of control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances.  We do not provide excise tax gross-up protections in change of control arrangements.

The benefits provided to Messrs. Armstrong and Baker in connection with a termination following a change of control are described below under “Potential Payments upon Termination or Change of Control.”  We do not believe that our executive officers should be entitled to receive cash severance benefits merely because a change of control transaction occurs.  The payment of cash severance benefits is only triggered by an actual or constructive termination of employment following a change of control (i.e. a “double trigger”).  Under their respective incentive agreements, however, our executive officers would be entitled to accelerated vesting of their outstanding equity awards (stock options and restricted stock units) automatically upon a change of control of the company, whether or not the officer’s employment is terminated.  This treatment of the equity awards in connection with a change of control applies to all award recipients.

Section 162(m)

Section 162(m) limits to $1 million a public company’s annual tax deduction for compensation paid to each of its most highly compensated executive officers.  Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met.  Our policy is to structure compensation that will be fully deductible where doing so will further the purposes of the company’s executive compensation programs.  None of the elements of our current executive compensation program are excludable from this deduction limit, although stock options granted in prior years do qualify for the performance-based exclusion.  Thus, to the extent an executive’s compensation exceeds $1 million, we may not be able to fully deduct the compensation.

Corporate Personnel Committee Report On Executive Compensation

The corporate personnel committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussions, the corporate personnel committee recommended to the board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Submitted by the Corporate Personnel Committee on June 3, 2009:

James C. Leslie, Chairman                                                      Michael D. Madden

Executive Compensation

The table below summarizes the total compensation paid to or earned by our chief executive officer and chief financial officer (collectively, the named executive officers) for the fiscal years ended December 31, 2008, 2007 and 2006.  Messrs. Armstrong and Baker are the only two executive officers whom we employed during the fiscal years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
William H. Armstrong III Chairman of the Board, President & Chief Executive Officer	2008 2007 2006	$400,000 400,000 400,000	$300,000 500,000 500,000	$731,877 570,768 388,980	$181,678 259,484 333,922	$50,226 50,518 48,226	$1,663,781 1,780,770 1,671,128
John E. Baker (3) Senior Vice President & Chief Financial Officer	2008 2007 2006	225,000 225,000 225,000	180,000 300,000 300,000	40,038 741,720 403,096	64,885 90,272 114,568	32,848 31,848 31,348	542,771 1,388,840 1,074,012

——–––––––––—

(1)
The amounts reported in the “Stock Awards” column reflect, for each named executive officer,  the compensation cost recognized for restricted stock units granted in 2007, 2006 and 2004 in accordance with SFAS 123R.  Restricted stock unit awards are valued on the date of grant at the closing sale price per share of our common stock.  See “Compensation Discussion and Analysis” for information regarding restricted stock units granted by the committee.  The amounts reported in the “Option Awards” column reflect the compensation cost recognized for stock options granted to our named executive officers in 2004 in accordance with SFAS 123R.  For additional information relating to the assumptions made by us in calculating these amounts for awards made in 2007, refer to Notes 1 and 11 of our financial statements in this Annual Report on Form 10-K for the year ended December 31, 2008.  For additional information relating to the assumptions made by us in calculating these amounts for awards made in 2006 and 2004, refer to Notes 1 and 6 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Consists of contributions to a defined contribution plan, payments for life insurance policies, and director fees as follows:

Name	Date	Plan Contributions	Life Insurance Premiums	Director Fees

William H. Armstrong III	2008	$30,500	$2,726	$ 5,000
	2007	30,792	2,726	5,000
	2006	29,500	2,726	4,000

John E. Baker	2008	30,500	2,348	—
	2007	29,500	2,348	—
	2006	29,000	2,348	—

The amount for Mr. Armstrong also includes $12,000 for use of a company-leased car, which the company provides for business availability.  Mr. Armstrong reimburses the company on a quarterly basis for monthly lease payments in excess of $1,000.

(3)	As the company announced in April 2009, Mr. Baker plans to retire during 2009.

——–––––––––—

Outstanding Equity Awards as of December 31, 2008

Name	Option Awards (1)				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (2)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
William H. Armstrong III…...	17,500	—	$16.015	12/30/2014	58,000	$722,680
John E. Baker………………	6,250	—	16.015	12/30/2014	23,500	292,810

——–––––––––—

(1)	The stock options became exercisable in 25 percent increments over a four-year period and have a term of 10 years.

(2)
The exercise price of each outstanding stock option reflected in this table was determined by reference to (1) the average of the high and low quoted per share sale price on the grant date, or if there are no reported sales on such date, on the last preceding date on which any reported sale occurred or (2) such greater price as determined by the corporate personnel committee.  In March 2007, the corporate personnel committee revised its policies going forward to provide that for purposes of our stock incentive plans, the fair market value of our common stock will be determined by reference to the closing sale price on the grant date.

(3)
Unless the award is forfeited or vesting is accelerated due to a termination of employment or change in control as described below under “Potential Payments upon Termination or Change in Control,” the restricted stock units held by the named executive officers will vest and be paid out in an equivalent number of shares of our common stock as follows:

Name	RSUs	Vesting Date
Mr. Armstrong	8,750 6,750 6,750 8,750 6,750 6,750 6,750 6,750	01/16/09 01/24/09 12/12/09 01/16/10 01/24/10 12/12/10 01/24/11 12/12/11
Mr. Baker	3,500 2,750 2,750 3,500 2,750 2,750 2,750 2,750	01/16/09 01/24/09 12/12/09 01/16/10 01/24/10 12/12/10 01/24/11 12/12/11

(4)	The market value of the unvested restricted stock units reflected in this table was based on the $12.46 closing market price per share of our common stock on December 31, 2008.

————————

Option Exercises and Stock Vested During 2008

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
William H. Armstrong III	—	—	28,500	$618,940
John E. Baker	23,750	$374,713	11,500	249,685

——–––––––––—

(1)
For option awards, the amount realized is based on the difference between the closing market price on the date of exercise and the exercise price of each option.  For stock awards, the amount realized is based on the closing sale price on the date of vesting of the restricted stock units or, if there were no reported sales on such date, on the last preceding date on which any reported sale occurred.

————————

Potential Payments upon Termination or Change in Control

Pursuant to the terms of our stock incentive plans and the agreements thereunder, a termination of employment under certain circumstances and a change of control will result in the vesting of outstanding stock options and restricted stock units, as described below.

Stock Options.  Upon termination of employment as a result of death, disability or retirement, the portion of any outstanding stock options that would have become exercisable within one year of such termination of employment will vest.  In addition, upon a change of control of the company, all unvested stock options will vest.

Restricted Stock Units.  Upon (1) termination of employment as a result of death, disability or retirement, or termination of employment by the company without cause at the discretion of the corporate personnel committee, or (2) a change of control of the company, the executives’ outstanding restricted stock units will vest.

Change of Control Agreements.  In January 2007, we entered into change of control agreements with Messrs. Armstrong and Baker.  These agreements entitle each executive to receive additional benefits in the event of the termination of his employment under certain circumstances following a change of control.  Each agreement provides that if, during the three-year period following a change of control, the company or its successor terminates the executive other than by reason of death, disability or cause, or the executive voluntarily terminates his employment for good reason, the executive will receive:

•	any accrued but unpaid salary and a pro-rata bonus for the year in which he was terminated;

•
a lump-sum cash payment equal to 2.99 times the sum of (a) the executive’s base salary in effect at the time of termination and (b) the highest annual bonus awarded to the executive during the three fiscal years immediately preceding the termination date; and

•
continuation of insurance and welfare benefits until the earlier of (a) December 31 of the first calendar year following the calendar year of the termination or (b) the date the executive accepts new employment.

The benefits provided under the agreements are in addition to the value of any options to acquire shares of our common stock, the exercisability of which is accelerated pursuant to the terms of any stock option agreement, any restricted stock units, the vesting of which is accelerated pursuant to the terms of the restricted stock unit agreement, and any other incentive or similar plan adopted by us.  If any part of the payments or benefits received by the executive in connection with a termination following a change of control constitutes an excess parachute payment under Section 4999 of the Internal Revenue Code, the executive will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the amount of such payments and benefits, net of income taxes and net of excise taxes under Section 4999 of the Internal Revenue Code.

The following table quantifies the potential payments to our named executive officers under the contracts, arrangements or plans discussed above, for various scenarios involving a change of control or termination of employment of each of our named executive officers, assuming a December 31, 2008 termination date, and where applicable, using the closing price of our common stock of $12.46 (as reported on the National Association of Securities Dealers Automated Quotations (NASDAQ) as of December 31, 2008).  The table does not include amounts that may be payable under our 401(k) plan.

Name	Lump Sum Severance Payment	Options (Unvested and Accelerated) (1)	Restricted Stock Units (Unvested and Accelerated) (2)	Health Benefits	Total
William H. Armstrong III
• Retirement, Death, DisabilityRetirement, Death, Disability	$ N/A	$ N/A	$722,680	$ N/A	$ 722,680
• Termination after Change of Control(3)Termination after Change of Control(3)	2,691,000	N/A	722,680	23,759	3,437,439
John E. Baker
• Retirement, Death, DisabilityRetirement, Death, Disability	N/A	N/A	292,810	N/A	292,810
• Termination after Change of Control(3)Termination after Change of Control(3)	1,569,750	N/A	292,810	16,945	1,879,505

________________

(1)	Neither named executive officer held any unexerciable options as of December 31, 2008.

(2)	The value of the restricted stock units that would have vested for each named executive officer is based on the closing market price of our common stock on December 31, 2008.

(3)
Pursuant to the terms of the executive’s change of control agreement, the total payments may be subject to reduction if such payments result in the imposition of an excise tax under Section 280G of the Internal Revenue Code.

————————

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the board of directors.  In setting director compensation, we consider the significant amount of time directors expend in fulfilling their duties to the company, as well as the skill-level required by the company to be an effective member of the board of directors.

Cash Compensation

Each non-employee director receives an annual fee consisting of (a) $12,500 for serving on the board of directors, (b) $1,000 for serving on each committee, (c) $4,000 for serving as chairperson of the audit committee, and (d) $2,000 for serving as chairperson of any other committee.  Each director also receives $1,000 for attendance at each board and committee meeting and $500 for participation in each board or committee meeting by telephone conference, as well as reimbursement for reasonable out-of-pocket expenses incurred in attending our board and committee meetings.  Mr. Armstrong’s compensation, which includes the attendance fees he received as a director, is reflected in the Summary Compensation Table in the section titled “Executive Officer Compensation.”

Equity-Based Compensation

Non-employee directors also receive equity compensation under the 1996 Stock Option Plan for Non-Employee Directors (the 1996 Plan), which was approved by our shareholders.  Pursuant to the plan, on September 1st of each year, each non-employee director receives a grant of options to acquire 2,500 shares of our common stock.  The options are granted at fair market value on the grant date, vest ratably over the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date.  Accordingly, on September

1, 2008, each non-employee director was granted an option to purchase 2,500 shares of our common stock at a grant price of $29.03 per option.

2008 Director Compensation

The table below summarizes the total compensation paid to or earned by our non-management directors during 2008.  The amounts included in the “Option Awards” column reflect the expenses recorded by the company pursuant to SFAS 123R, and do not necessarily equate to the income that will ultimately be realized by the director for these option awards.

2008 Director Compensation

Name of Director	Fees Earned or Paid in Cash	Option Awards (1)	Total
Bruce G. Garrison	$ 22,000	$ 42,953	$64,953
James C. Leslie	26,500	42,953	69,453
Michael D. Madden	25,000	42,953	67,953
________________

(1)
Amounts reflect the compensation cost recognized for stock option awards in accordance with SFAS 123R.  For additional information relating to the assumptions made by us in valuing the stock options granted to our non-employee directors in fiscal years 2004 through 2008, refer to Notes 1 and 11 of our financial statements in this Annual Report on Form 10-K for the year ended December 31, 2008 and Notes 1 and 6 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.  In accordance with the 1996 Plan, on September 1, 2008, each non-employee director was granted an option to purchase 2,500 shares of our common stock with a grant date fair value of $15.49 per option.  As of December 31, 2008, each director had the following number of options outstanding: Mr. Garrison, 8,125; Mr. Leslie 15,000; and Mr. Madden, 25,000.

________________

Compensation Committee Interlocks and Insider Participation

The current members of our corporate personnel committee are Messrs. Leslie and Madden.  In 2008, none of our executive officers served as a director or member of the compensation committee of another entity where an executive officer served as our director or on our corporate personnel committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Executive Officers

Unless otherwise indicated, (a) this table shows the amount of our common stock each of our directors and named executive officers beneficially owned as of June 1, 2009, and (b) all shares shown are held with sole voting and investment power.

Name of Beneficial Owner	Number of Shares Not Subject to Options	Number of Shares Subject to Exercisable Options (1)	Total Number of Shares Beneficially Owned	Percent of Class

William H. Armstrong III (2)	313,711	17,500	331,211	4.2%
John E. Baker (3)	8,624	6,250	14,874	*
Bruce G. Garrison	10,000	1,875	11,875	*
James C. Leslie	45,500	8,750	54,250	*
Michael D. Madden	1,000	18,750	19,750	*
All directors and executive officers as a group (6 persons)	378,835	53,125	431,960	5.1%
_________________
* Ownership is less than 1%

(1)
Number of shares subject to exercisable options reflects our common stock that could be acquired within sixty days of the record date upon the exercise of options granted pursuant to our stock incentive plans.

(2)	Includes 3,250 shares held in his individual retirement account. Does not include 69,500 restricted stock units.

(3)	Does not include 17,250 restricted stock units.

________________

Stock Ownership of Certain Beneficial Owners

This table shows the beneficial owners of more than 5 percent of our outstanding common stock based on filings with the Securities and Exchange Commission (SEC).  Unless otherwise indicated, all information is presented as of December 31, 2008, and all shares beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned	Percent of Outstanding Shares
Carl E. Berg (1) 10050 Bandley Drive Cupertino, California 95014	1,405,000	18.8%
Dimensional Fund Advisors LP (2) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	527,733	7.1%
High Rise Capital Advisors, L.L.C. (3) 535 Madison Avenue, 27th Floor New York, New York 10022	472,765	6.3%
Ingalls & Snyder LLC (4) Robert L. Gipson 61 Broadway New York, New York 10006	1,267,050	17.0%
_________________

(1)	Based on an amended Schedule 13G filed with the SEC on February 13, 2002.

(2)	Based on an amended Schedule 13G filed with the SEC on February 9, 2009. Dimensional Fund Advisors LP has sole voting power over 525,033 shares and sole investment power over 527,733 shares.

(3)
Based on an amended Schedule 13G filed jointly by High Rise Capital Advisors, L.L.C., Bridge Realty Advisors, LLC, and others with the SEC on February 13, 2009.  Cedar Bridge Realty Fund, L.P. (“CBR”) is a Delaware limited partnership, and Cedar Bridge Institutional Fund, L.P. (“CBI”) is also a Delaware limited partnership (CBR and CBI collectively, the “Partnerships”).  Bridge Realty Advisors, LLC (“Bridge Realty”) serves as the sole general partner to the Partnerships.  As the sole general partner of each of the Partnerships, Bridge Realty has the power to vote and dispose of the shares of the Partnerships and, accordingly, may be deemed the “beneficial owner” of such shares.  High Rise Capital Advisors, L.L.C. (“High Rise Capital”) serves as the sole managing member of Bridge Realty.  David O’Connor (“Mr. O’Connor”) serves as senior managing member of High Rise Capital, and Charles Fitzgerald (“Mr. Fitzgerald”) serves as managing member of High Rise Capital. According to the amended Schedule 13G, (a) CBR beneficially owns 250,307 shares, (b) CBI beneficially owns 222,458 shares, (c) Bridge Realty beneficially owns 472,765 shares, (d) High Rise Capital beneficially owns 472,765 shares, (e) Mr. O’Connor beneficially owns 472,765 shares, and (f) Mr. Fitzgerald beneficially owns 472,765 shares, over which all the parties share voting and investment power.  In the aggregate, the parties share voting and investment power over 472,765 shares.

(4)	Based on an amended Schedule 13G filed with the SEC on January 28, 2009, Ingalls & Snyder has no voting power but shares investment power over all shares beneficially owned.
________________

Equity Compensation Plan Information as of December 31, 2008

The following table presents information as of December 31, 2008, regarding our incentive compensation plans under which common stock may be issued to employees and non-employees as compensation.  We currently have four equity plans with currently outstanding awards, although only two of these plans have shares remaining available for future grants: the Stock Option Plan, the 1998 Stock Option Plan, the 2002 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	172,937 (1)	$17.62	61,559 (2)
Equity compensation plans not approved by security holders	--	--	--
Total	172,937 (1)	--	61,559 (2)
_______________

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 81,500 restricted stock units.  These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2008, there were 44,059 shares remaining available for future issuance under the 2002 Stock Incentive Plan, all of which could be issued under the terms of the plan upon the exercise of options and stock appreciation rights, and 43,263 of which could be issued under the terms of the plan in the form of restricted stock, restricted stock units or “other stock-based” awards.  In addition, there were also 17,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

_________________________

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Our practice has been that any transaction which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the Securities and Exchange Commission (SEC), with respect to a director or executive officer, must be reviewed and approved, or ratified, annually by the board of directors.  Any such related party transactions will only be approved or ratified if the board determines that such transaction will not impair the involved person’s service to, and exercise of judgment on behalf of, the company, or otherwise create a conflict of interest that would be detrimental to the company.

Board and Committee Independence

On the basis of information solicited from each director, the board of directors has determined that each of Messrs. Garrison, Leslie and Madden has no material relationship with the company and is independent as defined in the listing standards of the National Association of Securities Dealers Automated Quotations (NASDAQ) director independence standards, as currently in effect.  In making this determination, the board of directors, with assistance from the company’s legal counsel, evaluated responses to a questionnaire completed annually by each director regarding relationships and possible conflicts of interest between each director, the company and management.  In its review of director independence, the board of directors and the company’s legal counsel considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management. The board of directors determined that three of the directors are independent.

The board of directors also has determined that each of the members of the audit committee has no material relationship with the company and is independent within the meaning of the NASDAQ independence standards applicable to audit committee members.

Item 14.  Principal Accounting Fees and Services

Fees and Related Disclosures for Accounting Services

The following table discloses the fees for professional services provided by PricewaterhouseCoopers LLP billed in each of the last two fiscal years:

	2008	2007
Audit Fees	$ 310,000	$ 288,500
Audit-Related Fees (1)	390,000	—
Tax Fees (2)	—	1,250
All Other Fees	—	—

_________________

(1)
Relates to certain services related to consultations with management as to the accounting or disclosure treatment of transactions or events (primarily the company’s accounting for capitalized interest) and the actual or potential impact of final or proposed rules, standards or interpretations by any regulatory or standard setting body.

(2)	Relates to services rendered for review of federal, state and local income, franchise, and other tax returns.

________________________

The audit committee has determined that the provision of the services described above is compatible with maintaining the independence of the independent auditor.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit services, audit-related services and other services permitted by law provided by the independent auditor.  In accordance with that policy, the committee annually pre-approves a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to specified cost levels.  Any service that is not included in the approved list of services must be separately pre-approved by the audit committee.  In addition, if fees for any service exceed the amount that has been pre-approved, then payment of additional fees for such service must be specifically pre-approved by the audit committee; however, any proposed service that has an anticipated or additional cost of no more than $15,000 may be pre-approved by the Chairperson of the audit committee, provided that the total anticipated costs of all such projects pre-approved by the Chairperson during any fiscal quarter does not exceed $30,000.

At each regularly scheduled audit committee meeting, management updates the committee on the scope and anticipated cost of (1) any service pre-approved by the Chairperson since the last meeting of the committee and (2) the projected fees for each service or group of services being provided by the independent auditor.  Since the May 2003 effective date of the Securities and Exchange Commission (SEC) rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each service provided by our independent auditor has been approved in advance by the audit committee, and none of those services required use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1).                      Financial Statements.

Consolidated Balance Sheets, page 35.
Consolidated Statements of Operations, page 36.
Consolidated Statements of Cash Flows, page 37.
Consolidated Statements of Changes in Stockholders’ Equity, page 39.

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

Date:  June 23, 2009

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

Date:  June 23, 2009

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2008
(In Thousands, except Number of Lots and Acres)
SCHEDULE III
			Cost		Gross Amounts at
	Initial Cost		Capitalized		December 31, 2008			Number of Lots
		Bldg. and	Subsequent to			Bldg. and		and Acres		Accumulated	Year
	Land	Improvements	Acquisitions		Land	Improvements	Total	Lots	Acres	Depreciation	Acquired
Developed or Under Development[a,b]
Barton Creek, Austin, TX	$11,634	$-	$56,125	[c]	$67,759	$-	$67,759	125	983	$-	1988
Circle C, Austin, TX	8,575	-	10,214		18,789	-	18,789	98	413	-	1992
W Austin Hotel & Residences, Austin, TX	15,108	-	41,783		56,891	-	56,891	-	2	-	2006
Undeveloped[b,d]
Camino Real, San Antonio, TX	16	-	(16)[c]		-	-	-	-	2	-	1990
Barton Creek, Austin, TX	7,321	-	3,309		10,630	-	10,630	-	530	-	1988
Circle C, Austin, TX	626	-	988		1,614	-	1,614	-	122	-	1992
Lantana, Austin, TX	567	-	14,703		15,270	-	15,270	-	223	-	1994
Held for Use[b]
Barton Creek Village, Austin, TXe	55	6,150	-		55	6,150	6,205	-	-	289	2007
7500 Rialto Boulevard, Austin, TXf	208	21,481	-		208	21,481	21,689	-	-	4,257	2002
5700 Slaughter, Austin, TXg	969	4,440			969	4,440	5,409	-	-	74	2008
Corporate offices, Austin ,TX	-	1,261	-		-	1,261	1,261	-	-	498	N/A
	$45,079	$33,332	$127,106		$172,185	$33,332	$205,517	223	2,275	$5,118

a.	Real estate that is currently being developed, has been developed, or has received the necessary permits to be developed.
b.	See Note 9 included in Item 8. of this Form 10-K for description of assets securing debt.
c.	Includes impairment charges totaling $216 thousand related to Barton Creek and $34 thousand related to Camino Real (see Note 4 included in Item 8. of this Form 10-K).
d.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.
e.	Consists of a 22,000-square-foot retail complex representing phase one of Barton Creek Village.
f.	Consists of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development.
g.	Consists of two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$178,364	$158,094	$158,035
Acquisitions	-	-	15,108
Improvements and other	36,174	34,508	8,924
Cost of real estate sold	(9,021)	(14,238)	(23,973)
Balance, end of year	$205,517	$178,364	$158,094

The aggregate net book value for federal income tax purposes as of December 31, 2008 was $205.9 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$3,618	$2,584	$2,016
Retirement of assets	(152)	(238)	(284)
Depreciation expense	1,652	1,272	852
Balance, end of year	$5,118	$3,618	$2,584

Depreciation of buildings and improvements reflected in the statements of operations is calculated over estimated lives of 30 to 40 years.

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

4.1
Rights Agreement dated as of May 16, 2002, between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.
			8-K	000-19989	05/23/2002

4.2	Amendment No. 1 to Rights Agreement between Stratus Properties Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of November 7, 2003.		8-K	000-19989	11/14/2003

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
			8-K	000-19989	10/05/2005

10.7	Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-K	000-19989	03/28/2001

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.8	Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-Q	000-19989	11/13/2001

10.9	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.10	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.		10-Q	000-19989	05/15/2003

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
			10-Q	000-19989	08/09/2006

10.19	Promissory Note dated as of June 30, 2006, by and between Escarpment Village, L.P. and Teachers Insurance and Annuity Association of America.		10-Q	000-19989	08/09/2006

10.20	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.21	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.22	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.23	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.		10-Q	000-19989	08/09/2007

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
			10-Q	000-19989	08/09/2007

10.27	Purchase and Sale Agreement dated as of July 9, 2007, between Escarpment Village, L.P. as Seller and Christopher Investment Company, Inc. as Purchaser.		8-K	000-19989	10/18/2007

10.28	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.		8-K	000-19989	12/14/2007

10.29*	Stratus’ Performance Incentive Awards Program, as amended, effective February 11, 1999.		10-Q	000-19989	05/17/2004

10.30*	Stratus Properties Inc. Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.31*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	05/10/2007

10.32*	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.33*	Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan.		10-Q	000-19989	8/12/2005

10.34*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.		10-Q	000-19989	05/10/2007

10.35*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.36*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	08/12/2005

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-k	Form	File No.	Date Filed
10.37*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	05/10/2007

10.38*	Stratus Director Compensation.		10-K	000-19989	03/16/2006

10.39*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of January 26, 2007.		8-K	000-19989	01/30/2007

10.40*	Change of Control Agreement between Stratus Properties Inc. and John E. Baker, effective as of January 26, 2007.		10-K	000-19989	01/30/2007

10.41*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of May 11, 2009.	X

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	3/30/2004

21.1	List of subsidiaries.	X

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

_______________________
Note:  Certain instruments with respect to long-term debt of Stratus have not been filed as exhibits to this Annual Report on Form 10-K since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Stratus and its subsidiaries on a consolidated basis. Stratus agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

* Indicates management contract or compensatory plan or arrangement.