Form 10-Q
period 2009-03-31
STRATUS PROPERTIES INC
filed 2009-07-15
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ÿo Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ÿ☐ Yes ÿo No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer oÿ                                                              Accelerated filer ☑                                  Non-accelerated filer oÿ                                           Smaller reporting company oÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿo Yes ☑ No

On June 30, 2009, there were issued and outstanding 7,435,133 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$16,457	$17,097
Investment in U.S. treasury securities	14,894	15,388
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	116,849	115,966
Property held for sale – undeveloped	31,846	27,514
Property held for use, net	62,846	56,919
Investment in unconsolidated affiliate	2,469	2,283
Deferred tax asset	8,243	7,330
Other assets	9,966	10,049
Total assets	$263,570	$252,546

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$6,970	$6,585
Accrued interest and property taxes	917	3,203
Deposits	1,279	1,301
Debt	68,018	63,352
Other liabilities	3,017	3,583
Total liabilities	80,201	78,024

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	83	83
Capital in excess of par value of common stock	196,884	196,692
Accumulated deficit	(31,832)	(30,095)
Accumulated other comprehensive loss	-	(3)
Common stock held in treasury	(17,946)	(17,441)
Total Stratus stockholders’ equity	147,189	149,236
Noncontrolling interest in subsidiary	36,180	25,286
Total equity	183,369	174,522
Total liabilities and equity	$263,570	$252,546

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Real estate	$191	$3,904
Rental income	1,173	951
Commissions, management fees and other	168	212
Total revenues	1,532	5,067
Cost of sales:
Real estate, net	1,061	3,485
Rental	831	816
Depreciation	440	383
Total cost of sales	2,332	4,684
General and administrative expenses	2,079	1,657
Total costs and expenses	4,411	6,341
Operating loss	(2,879)	(1,274)
Interest income	246	949
Loss on interest rate cap agreement	(33)	-
Loss before income taxes and equity in
unconsolidated affiliate’s (loss) income	(2,666)	(325)
Equity in unconsolidated affiliate’s (loss) income	(74)	117
Benefit from income taxes	897	52
Net loss	(1,843)	(156)
Less: Net loss attributable to noncontrolling interest in subsidiary	106	-
Net loss attributable to Stratus common stock	$(1,737)	$(156)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(0.23)	$(0.02)

Weighted average shares of common stock outstanding:
Basic and diluted	7,446	7,567

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(1,843)	$(156)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	440	383
Loss on interest rate cap agreement	33	-
Cost of real estate sold	126	2,722
Deferred income taxes	(913)	23
Stock-based compensation	171	242
Equity in unconsolidated affiliate’s loss (income)	74	(117)
Distribution of unconsolidated affiliate’s income	-	1,044
Deposits	(22)	(1,012)
Purchases and development of real estate properties	(8,454)	(6,851)
Municipal utility district reimbursements	3,387	3,753
Decrease in other assets	274	396
(Increase) in accounts payable, accrued liabilities and other	(3,180)	(2,876)
Net cash used in operating activities	(9,907)	(2,449)

Cash flow from investing activities:
Development of commercial leasing properties and other expenditures	(6,153)	(1,793)
(Investment in) return of investment in unconsolidated affiliate	(260)	1,596
Proceeds from matured U.S. treasury securities	497	-
Other	21	25
Net cash used in investing activities	(5,895)	(172)

Cash flow from financing activities:
Borrowings from term loan	4,700	-
Borrowings from project loan	35	-
Repayments on Lantana promissory note	(68)	(43)
Noncontrolling interest contributions	11,000	-
Net payments for exercised stock options	(101)	(291)
Excess tax benefit from exercised stock options	-	64
Purchases of Stratus common shares	(404)	(252)
Net cash provided by (used in) financing activities	15,162	(522)
Net decrease in cash and cash equivalents	(640)	(3,143)
Cash and cash equivalents at beginning of year	17,097	40,873
Cash and cash equivalents at end of period	$16,457	$37,730

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

				Accumulated	Common
		Capital in	Accum-	Other	Stock	Total	Noncontrolling
	Common	Excess of	ulated	Comprehensive	Held In	Stratus	Interest in	Total
	Stock	Par Value	Deficit	Loss	Treasury	Equity	Subsidiary	Equity

Balance at December 31, 2008	$83	$196,692	$(30,095)	$(3)	$(17,441)	$149,236	$25,286	$174,522
Stock-based compensation costs	-	192	-	-	-	192	-	192
Tender of shares for stock-based awards	-	-	-	-	(101)	(101)	-	(101)
Purchases of Stratus common shares	-	-	-	-	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	11,000	11,000
Comprehensive loss:
Net loss	-	-	(1,737)	-	-	(1,737)	(106)	(1,843)
Other comprehensive income,
net of taxes:
Unrealized gain on U.S. treasury securities	-	-	-	3	-	3	-	3
Other comprehensive income	-	-	-	3	-	3	-	3
Total comprehensive loss	-	-	-	-	-	(1,734)	(106)	(1,840)
Balance at March 31, 2009	$83	$196,884	$(31,832)	$-	$(17,946)	$147,189	$36,180	$183,369

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2008 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items, except as described in Note 2) considered necessary for a fair statement of the financial position of Stratus at March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Additionally, Stratus identified an error at the Crestview Station joint venture relating to gains on real estate sales that occurred during the fourth quarter of 2007, which also impacted the previously reported results for the three-month period ended March 31, 2008. As a result, Crestview Station’s net income for the year ended December 31, 2007 was understated by $1.0 million of which Stratus’ share was $0.5 million ($0.3 million net of tax). For the three-month period ended March 31, 2008, Crestview Station’s net income was overstated by $0.9 million of which Stratus’ share was $0.4 million pre-tax and $0.3 million after-tax.

SFAS No. 67 states that property taxes shall be capitalized as property costs only during periods in which activities necessary to get the property ready for its intended use are in progress. The guidance further states that the definition of activities necessary to get the property ready for its intended use are in progress has the same meaning as discussed in SFAS No. 34. Historically, Stratus capitalized property taxes on properties for which no development activities were in progress rather than charging them to expense.

As a result, Stratus recalculated the appropriate amount of property taxes to be charged to expense. In addition, Stratus determined the effect of the adjustment to cost of sales and income taxes as previously reported. The cumulative impact of this error through September 30, 2008, was primarily an overstatement of previously reported net income.

Stratus assessed the materiality of these items on the previously reported results for the three-month period ended March 31, 2008, the three-month and six-month periods ended June 30, 2008, and the years ended December 31, 2007, 2006 and 2005, in accordance with Staff Accounting Bulletin (SAB) No. 99 and concluded that the errors were not material to such periods. Stratus concluded that the impact of correcting the capitalized interest and Crestview Station items as a cumulative adjustment in the quarter ended September 30, 2008, would have been misleading to the users of the financial statements for the quarter ended September 30, 2008. Stratus also concluded that the impact of correcting the capitalized property tax item as a cumulative adjustment in the year ended December 31, 2008, would have been misleading to the users of financial statements for the year ended December 31, 2008. Accordingly, in accordance with SAB No. 108, previously issued interim period financial statements will be revised to correct for these items the next time such financial statements are presented in SEC filings.

The following table sets forth the line items affected by the revisions on Stratus’ statement of operations for the three-month period ended March 31, 2008 (in thousands, except per share amounts).

		Adjustments
	As	Capitalized	Property		Net	As
	Reported	Interest	Tax	Crestview	Adjustments	Revised
Total cost of sales	$(4,417)	$(39)	$(228)	-	$(267)	$(4,684)
Operating loss	(1,007)	(39)	(228)	-	(267)	(1,274)
Interest expense, net	(330)	330	-	-	330	-
Loss before income taxes and equity				-
in unconsolidated affiliate’s income	(388)	291	(228)	-	63	(325)
Equity in unconsolidated affiliate’s income	556	-	-	(439)	(439)	117
(Provision for) benefit from income taxes	(79)	(103)	80	154	131	52
Net income (loss)	89	188	(148)	(285)	(245)	(156)

Basic and diluted net income (loss) per
share of common stock	$0.01	$0.03	$(0.02)	$(0.04)	$(0.03)	$(0.02)

3.	RECLASSIFICATIONS
For purposes of presentation on the statement of cash flows, until the third quarter of 2008, Stratus included all expenditures relating to the acquisition and development of all real estate property within investing cash flows. The investing cash flows included expenditures for both developed properties as well as properties under development to be held for sale or held for use. Historically, these expenditures were included in investing cash flows as management was not always able to determine the ultimate disposition of the related assets. Primarily as a result of the W Austin Hotel & Residences project, which is a mixed use project with elements of both property held for sale (condominiums) and property held for use (hotel and venue properties) that commenced construction during 2008, management decided to allocate expenditures relating to the acquisition and development of all real estate property between operating cash flows and investing cash flows. Management believes this change in cash flow presentation more appropriately reflects the cash flow presentation with the nature of the activity generating or requiring the cash flows and more closely aligns with Stratus’ existing and anticipated near-term business activities.

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

4.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 19,800 shares for the first quarter of 2009 and approximately 84,000 shares for the first quarter of 2008 that otherwise would have been included in the weighted average number of common shares outstanding were excluded because of the net losses reported for the periods.

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

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Canyon-Johnson contributed its initial capital in May 2008 and will contribute additional capital until certain capital contribution requirements are met. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. The required capital contributions are approximately $53 million for Stratus and $75 million for Canyon-Johnson. As of March 31, 2009, Canyon-Johnson had contributed $33.6 million. In accordance with the joint venture agreement, once Canyon-Johnson’s contributions total approximately $44 million, Stratus will fund 40 percent and Canyon-Johnson will fund 60 percent of project costs until the required capital contributions are made. The joint venture obtained a construction loan to finance project costs after the required capital contributions are made (see below).

On May 2, 2008, the joint venture entered into an agreement for a $165 million construction loan with Corus Bank, N.A., (Corus) to finance the construction of the W Austin Hotel & Residences project (see Note 9 of the Stratus 2008 Form 10-K). On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus (see Note 12 for additional developments regarding Corus subsequent to March 31, 2009).

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the Corus loan at 4.5 percent (see Note 6). The LIBOR cap notional amount varies based on projected loan balances throughout the term of the loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $0.5 million in the first quarter of 2009, which have been eliminated in consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51” (FIN 46(R)).

Under the guidance of FIN 46(R), Stratus performed an evaluation and concluded that the W Austin Hotel & Residences project is a variable interest entity (VIE) and that Stratus is currently the primary beneficiary of the project even though it does not hold a controlling interest as it has contributed disproportionately more capital than Canyon-Johnson, is the developer of the project and guarantees certain obligations. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements.

At March 31, 2009, Stratus’ consolidated balance sheet includes $73.1 million in total assets and $6.8 million in total liabilities associated with the W Austin Hotel & Residences project. The $73.1 million of total assets included $0.7 million of cash and cash equivalents, $36.2 million of property held for sale – developed or under development, $33.8 million of property held for use and $2.4 million of other assets. In accordance with FIN 46(R), certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires reconsideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the project is a VIE and whether Stratus is the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE under the guidance of FIN 46(R) or that Stratus is no longer the primary beneficiary of the entity, the project will be deconsolidated from Stratus’ financial statements and will be accounted for under the equity method of accounting.

In accordance with the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9), profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At March 31, 2009, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 48 percent for Stratus and 52 percent for Canyon-Johnson, in accordance with SOP 78-9.

6.	FAIR VALUE MEASUREMENTS
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

Stratus adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities recognized at fair value on a recurring basis. Stratus adopted SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis effective January 1, 2009. The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of March 31, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$6,952	$6,952	$-	$-
Investment in U.S.
treasury securities	14,894	14,894	-	-
Interest rate cap
agreement	30	-	30	-
	$21,876	$21,846	$30	$-

Cash Equivalents. Stratus has investments in U.S. treasury securities, certificates of deposits and other short-term securities with maturities less than 90 days, which are considered cash equivalents. Stratus’ cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investment in U.S. Treasury Securities. Stratus has U.S. treasury securities with maturities greater than 90 days, but less than one year. These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Interest Rate Cap Agreement. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. The joint venture entered into this derivative contract to manage interest rate risk under the W Austin Hotel & Residences project construction loan. Stratus accounts for this derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. This derivative is not designated as a hedging instrument under SFAS No. 133. Stratus records this interest rate cap agreement maturing July 2011 at fair value on a recurring basis on its balance sheet (included in other assets) and recognizes changes in fair value in the current period earnings.

Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling less than $0.1 million for the first quarter of 2009 related to the decrease in fair value of the interest rate cap agreement.

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

At March 31, 2009, Stratus’ investment in the Crestview Station project totaled $2.5 million and the joint venture partnership had $9.2 million of outstanding debt, of which Stratus guarantees $1.9 million. (see Note 12 for additional developments regarding Crestview Station occurring subsequent to March 31, 2009).

Stratus has a 50 percent interest in the Crestview Station project, which it accounts for under the equity method in accordance with SOP 78-9. Stratus has determined that consolidation of the Crestview Station project is not required under the provisions of FIN 46(R).

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Stratus’ equity in Crestview Station’s (losses) earnings totaled $(0.1) million in the first three months of 2009 and $0.1 million in the first three months of 2008, including adjustments to the previously reported results for the first three months of 2008 as discussed in Note 2. Stratus received distributions from Crestview Station totaling $1.0 million in the first three months of 2008. Summary information for Crestview Station follows (in thousands):

	2009	2008
Three Months Ended March 31:
Revenues	$-	$242
Gross (loss) profit	(148)	234
Net (loss) income	(148)	234

8.	INTEREST CAPITALIZATION
Stratus capitalized all of its interest costs totaling $1.3 million in the first quarter of 2009 and $1.1 million in the first quarter of 2008 (see Note 2).

9.	INCOME TAXES
Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” requires companies to determine an estimated annual effective tax rate to apply to their interim pre-tax income or loss. FIN 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB No. 28,” provides that the estimated annual effective rate should be revised, if necessary, to reflect the company's best current estimate as of the end of each successive interim period during the year. If a reliable estimate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate.

During 2008, Stratus concluded that estimating a consistent annual effective tax rate was increasingly difficult due to the uncertainty in forecasting taxable income or loss since its taxable income or loss is primarily dependent upon asset sales which are difficult to predict with any certainty and may vary significantly from period to period. The ability to forecast is increasingly difficult in light of the current economic environment. Stratus believes that the uncertainty in its forecasts goes beyond normal market variations and forecasting an annual effective rate would not provide a meaningful estimate. As such, Stratus believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with FIN 18. Stratus’ benefit from income taxes has been calculated utilizing its actual effective tax rate for the three-month period ended March 31, 2009.

After considering the tax impact of the items discussed in Note 2, the difference between Stratus’ consolidated effective income tax rates for the first three months of 2009 and 2008 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

Stratus anticipates that it is reasonably possible that during 2009 it will have a reduction in its unrecognized tax benefits in the range of $2.4 million to $2.6 million as a result of completing administrative processes with taxing authorities related to the timing of certain deductions taken on its tax returns.

10.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ developed properties, properties under development and undeveloped properties held for sale in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and certain portions of the W Austin Hotel & Residences project. In January 2008, Stratus sold the final lots of the Deerfield property in Plano, Texas, which was also included in the Real Estate Operations segment. For definitions of these property classifications, see “Properties” located in Item 2 of the Stratus 2008 Form 10-K.

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. The first 75,000-square-foot building at 7500 Rialto Boulevard was 72 percent leased as of March 31, 2009. The second 75,000-square-foot building was 94 percent leased as of March 31, 2009. In addition, the commercial leasing segment includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008 in Barton Creek Village, two retail buildings completed in the third quarter of 2008 in Circle C, and certain portions of the W Austin Hotel & Residences project.

Stratus uses operating income (loss) to measure the performance of each segment. Stratus allocates general and administrative expenses between the segments based on the ratios of projected annual revenues for each segment.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended March 31, 2009
Revenues	$359	$1,173	$-		$1,532
Cost of sales, excluding depreciation	(1,061)	(831)	-		(1,892)
Depreciation	(67)	(373)	-		(440)
General and administrative expenses	(1,296)	(783)	-		(2,079)
Operating loss	$(2,065)	$(814)	$-		$(2,879)

Capital expenditures	$8,454	$6,153	$-		$14,607
Total assets at March 31, 2009	$175,301	$79,635	$8,634	b	$263,570

Three Months Ended March 31, 2008
Revenues	$4,116	$951	$-		$5,067
Cost of sales, excluding depreciation	(3,485)	(816)	-		(4,301)
Depreciation	(46)	(337)	-		(383)
General and administrative expenses	(1,425)	(232)	-		(1,657)
Operating loss	$(840)	$(434)	$-		$(1,274)

Capital expenditures	$6,851	$1,793	$-		$8,644
Total assets at March 31, 2008	$171,367	$50,266	$6,721	b	$228,354

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.

Segment operating loss excludes interest income, loss on interest rate cap agreement, benefit from income taxes, and equity in unconsolidated affiliate’s (loss) income. A reconciliation of segment operating loss to consolidated loss before income taxes and equity in unconsolidated affiliate’s (loss) income for each period is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Operating loss	$(2,879)	$(1,274)
Interest income	246	949
Loss on interest rate cap agreement	(33)	-
Loss before income taxes and
equity in unconsolidated affiliate’s (loss) income	$(2,666)	$(325)

11.	NEW ACCOUNTING STANDARDS
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008. This statement is required to be adopted prospectively, except for the following provisions, which have been applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income or loss to include net income or loss attributable to both the controlling and noncontrolling interests. Stratus adopted SFAS No. 160 effective January 1, 2009, and adjusted its December 31, 2008 consolidated balance sheet to reflect noncontrolling interest in the amount of $25.3 million as a component of equity. As there was no noncontrolling interest at March 31, 2008, there was no impact to the statement of operations for the three months ended March 31, 2008.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 amends the disclosure requirements for derivative instruments and hedging activities contained in SFAS No. 133. Under SFAS No. 161, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require disclosure for earlier periods presented for comparative purposes at initial adoption. Stratus’ adoption SFAS No. 161 effective January 1, 2009 did not have a significant impact on its financial reporting and disclosures.

Subsequent Events. In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 introduces the concept of financial statements being available to be issued. SFAS No. 165 will require the disclosure of the date through which an entity has evaluated subsequent events and the basis of that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. For SEC registrants this date will continue to be the date in which financial statements are filed with the SEC. SFAS No. 165 is effective for fiscal years and interim periods beginning after June 15, 2009. Stratus does not believe the adoption of SFAS No. 165 will have a significant impact on its financial reporting and disclosures.

Amendments to FASB Interpretation No. 46(R). In May 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 also requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years and interim periods beginning after November 15, 2009. Stratus is currently evaluating the impact that the adoption of SFAS No. 167 will have on its financial reporting and disclosures.

12.	SUBSEQUENT EVENTS
In connection with funding the development of Crestview Station, the joint venture entered into a loan agreement in 2005 with Comerica (the Crestview Loan Agreement), pursuant to which the joint venture borrowed funds in the principal amount of $7.6 million. In November 2007, the joint venture amended the Crestview Loan Agreement to increase the amount of availability under the loan to $10.9 million. The principal amount of the loan was $9.2 million on June 30, 2009. Stratus and Trammell Crow, the joint venture’s operating partner, each executed guaranties of completion of certain environmental remediation (which has been completed) and payment in connection with the Crestview Loan Agreement. Each partner severally guaranteed the joint venture’s principal payment obligations under the Crestview Loan Agreement up to a maximum of $1.9 million each, plus certain interest payments and related costs. The loan matured on March 31, 2009. Trammell Crow elected not to extend the loan on the terms offered by Comerica, and as a result the joint venture received a notice of default from Comerica on April 4, 2009. On April 8, 2009, Trammell Crow agreed to the partnership’s entering into a two-month extension on the loan, extending the maturity to May 31, 2009. Comerica subsequently offered the joint venture a two-year extension of the loan, but Trammell Crow did not agree to the terms of the extension. The joint venture did not repay the loan at maturity and received a default notice from Comerica on June 4, 2009. Unless the joint venture reaches an agreement with Comerica to extend the maturity of the loan, Comerica may pursue its remedies under the Crestview Loan Agreement, including foreclosing its lien and enforcing the several guaranties against each of Stratus and Trammell Crow.

Subsequent to March 31, 2009, Stratus borrowed $8.4 million and increased its letters of credit to $2.9 million under its $45 million revolving credit facility with Comerica. As of June 30, 2009, the availability under the credit facility was $33.7 million.

On May 15, 2009, Stratus received a staff determination letter from The NASDAQ Stock Market, Inc. stating that, in accordance with NASDAQ Marketplace Rule 5250(c)(1), Stratus’ common stock is subject to delisting for failure to file its annual report on Form 10-K for the year ended December 31, 2008 (the 2008 Form 10-K), by the May 14, 2009, extended filing deadline and for failure to timely file its quarterly report on Form 10-Q for the quarter ended March 31, 2009, (the first-quarter 2009 Form 10-Q) by the May 11, 2009, filing deadline.  On May 22, 2009, Stratus requested a hearing to appeal NASDAQ’s determination and also requested a further stay on the delisting of its securities, both of which were granted.  On June 24, 2009, Stratus filed its 2008 Form 10-K with the SEC. Stratus was notified by NASDAQ that the delisting action was stayed pending a hearing before the NASDAQ Listing Qualifications Hearings Panel (the Panel), which was held on June 25, 2009.

On July 8, 2009, Stratus received a letter from NASDAQ advising Stratus that the Panel had granted Stratus’ request for continued listing on the NASDAQ stock market. The terms of the Panel’s decision include a condition that Stratus files its first-quarter 2009 Form 10-Q by July 24, 2009. Upon the filing of its first-quarter 2009 Form 10-Q on or before July 24, 2009, Stratus will regain compliance with the continued listing requirements set forth in NASDAQ Marketplace Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.

As discussed in Note 5, Stratus’ joint venture with Canyon-Johnson entered into a construction loan with Corus and subsequently Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of Currency. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is jointly managed by Stratus and Canyon-Johnson, in exchange for a payment of $250,000. As a result, Corus is no longer the lender and in the second quarter of 2009 Stratus will reflect this transaction as an extinguishment of debt.

The joint venture is actively pursuing other options for financing the future construction costs of the W Austin Hotel & Residences project. Such options may include additional equity contributions by Stratus and Canyon-Johnson, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If the joint venture does not timely secure project financing from a third-party lender, or if Stratus or Canyon-Johnson is unable to make required additional future capital contributions to the joint venture, the joint venture may be required to delay further construction of the project until an additional source of financing is available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2008 Annual Report on Form 10-K (2008 Form 10-K) filed with the Securities and Exchange Commission (SEC) and with “Note 2. Revisions of Previously Issued Consolidated Financial Statements” included in Notes to Consolidated Financial Statements (unaudited) contained elsewhere in this quarterly report on Form 10-Q. The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (unaudited), unless otherwise stated.

We are engaged in the acquisition, development, management, operations and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of March 31, 2009, that comprise our principal development projects are presented in the following table.

			Acreage
			Developed or Under Development					Undeveloped
	Developed		Single	Multi-				Single				Total
	Lots		Family	family	Commercial		Total	Family		Commercial	Total	Acreage
Austin
Barton Creek	125		358	249	368		975	510		28	538	1,513
Lantana	-		-	-	-		-	-		223	223	223
Circle C	95	a	-	-	265		265	148	a	122	270	535
W Austin Hotel
& Residences	-		-	-	2	b	2	-		-	-	2
San Antonio
Camino Real	-		-	-	-		-	-		2	2	2
Total	220		358	249	635		1,242	658		375	1,033	2,275

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at March 31, 2009, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

The sharp decline in the real estate market, among other factors, significantly impacted our consolidated financial results. In the first quarter of 2009, our revenues totaled $1.5 million and our net loss totaled $1.7 million, compared with revenues of $5.1 million and a net loss of $0.2 million for the first quarter of 2008. Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory issues including our land use and development entitlements.

The current economic conditions have also resulted in a general decline in leasing activity across the United States (U.S.), and have caused vacancy rates to increase in most markets, including Austin, Texas. Investment sales activity in the U.S. declined sharply during 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of recent heightened investment activity, and the resulting gap between buyer and seller expectations of value.

Periods of economic slowdown or recession, rising interest rates, tightening of the credit markets, declining demand for or increased supply of real estate, or the public perception that any of these events may occur can adversely affect our business. These conditions could result in a general decline in rents, which in turn would reduce revenue from leases. In addition, these conditions could lead to a decline in property values as well as a decline in funds invested in commercial real estate and related assets, which in turn may reduce revenues from leases and development fees.

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

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain bank financing necessary for developing our properties, although our ability to obtain bank financing in the future may be impacted by the current U.S. economic conditions. See “Risk Factors” located in Item 1A of our 2008 Form 10-K.

REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS AND RECLASSIFICATIONS

As discussed in Note 2, certain accounting matters were identified in the third quarter of 2008 and in connection with the preparation of our financial results for the year ended December 31, 2008 that required revisions of our consolidated financial statements for the three-month period ended March 31, 2008. Management’s discussion and analysis has been updated to discuss changes in comparative results of operations and cash flows after considering the impacts of the items discussed in detail in Notes 2 and 3.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project. The grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of the project (see Note 5). At March 31, 2009, we had $2.1 million of borrowings outstanding under the W Austin Hotel & Residences project construction loan (see Notes 5 and 12 and “Credit Facility and Other Financing Arrangements” in our discussion of Capital Resources and Liquidity).

Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. Infrastructure development of Crestview Station is progressing. The initial phase of utility and roadway infrastructure is under construction and expected to be completed by year-end 2009. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and two commercial sites. The joint venture is currently processing permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At March 31, 2009, our investment in the Crestview Station project totaled $2.5 million and the joint venture partnership had $9.2 million of outstanding debt, of which we guarantee $1.9 million (see Notes 7 and 12).

Residential. As of March 31, 2009, the number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	4	-	-	4
Calera Drive	8	-	-	8
Verano Drive	68	-	-	68
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Phase II and III Townhomes	-	-	221	221
Phase III	-	89	-	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	95	-	57	152
Total Residential Lots	220	89	2,292	2,601

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

Calera. In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. As of March 31, 2009, four courtyard homes at Calera Court and eight lots at Calera Drive remained unsold. Construction of the final phase, known as Verano Drive, began in the first quarter of 2007 and was completed in July 2008. Verano Drive includes 71 single-family lots, three of which were sold in July 2008.

Amarra Drive. During 2007, we completed development of Amarra Drive Phase I, the initial phase of the Amarra Drive subdivision. Amarra Drive Phase I includes eight lots, one of which was sold in September 2007, with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In January 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008.

Mirador Estate. We completed construction of the Mirador subdivision, which included the development of 34 estate lots with each lot averaging approximately 3.5 acres in size, and have sold 32 of these lots. As of March 31, 2009, we owned two Mirador estate lots.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million. Construction of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2010.

Commercial. As of March 31, 2009, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
Tract 106	21,000	-	-	21,000
Tract 110	-	760,000	-	760,000
Tract 107	-	80,000	-	80,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Advanced Micro Devices
Option Tracts	-	-	760,000	760,000
Tract GR1	-	-	325,000	325,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	840,000	3,518,000	4,555,000

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

Barton Creek. In the second quarter of 2007, we completed the first phase of the Barton Creek Village, which is a 22,000-square-foot retail complex. In July 2007, we began construction of a 3,300-square-foot bank building within this 22,000-square-foot retail complex, and it was completed in early 2008. As of March 31, 2009, the first retail complex was 58 percent leased and the bank building is leased through 2022. Construction of the second retail complex is expected to begin during 2010.

Circle C. During the third quarter of 2008, Stratus completed the construction of two retail buildings, totaling 21,000 square feet, at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. Leasing for the two retail buildings is under way with 22 percent of the 21,000-square-foot retail complex leased as of March 31, 2009. We expect the 21,000-square-foot retail complex to be fully leased by the end of 2009.

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

Lantana. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of March 31, 2009. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In Lantana, we also own two 75,000-square-foot office buildings at 7500 Rialto. As of March 31, 2009, occupancy was 72 percent for the original office building and 94 percent for the second office building.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	First Quarter
	2009	2008
Revenues:
Real estate operations	$359	$4,116
Commercial leasing	1,173	951
Total revenues	$1,532	$5,067

Operating loss	$(2,879)	$(1,274)

Benefit from income taxes	$897	$52

Net loss	$(1,737)	$(156)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 10). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary results for our real estate operations follow (in thousands):

	First Quarter
	2009	2008
Revenues:
Developed property sales	$191	$3,904
Commissions, management fees and other	168	212
Total revenues	359	4,116

Cost of sales, including depreciation	(1,128)	(3,531)
General and administrative expenses	(1,296)	(1,425)

Operating loss	$(2,065)	$(840)

Developed Property Sales.  Residential property sales for the first-quarter of 2009 and 2008 included the following (revenues in thousands):

	First Quarter
	2009		2008
	Lots	Revenues	Lots	Revenues
Barton Creek
Wimberly Lane Phase II
Standard Homebuilder	-	$ -	1	$ 265	a

Circle C
Meridian	3	191	33	2,229

Deerfieldb	-	-	21	1,410
Total Residential	3	$ 191	55	$ 3,904

a.	Includes $0.1 million for homebuilder contract termination fee.
b.
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

Cost of Sales.  Cost of sales totaled $1.1 million for the first quarter of 2009 and $3.5 million for the first quarter of 2008 and include cost of property sold, ongoing project expenses and allocated overhead costs, partially offset by reductions for certain Municipal Utility District (MUD) reimbursements. Accordingly, while profit margins on developed property sales remain positive, the inclusion of ongoing project expenses and allocated overhead costs in cost of sales results in a negative gross margin in the 2009 period. All of the sales for the 2009 period and most of the sales for the 2008 period were Circle C lots, which have lower profit margins than Barton Creek lots. Cost of sales also included reductions for Barton Creek MUD reimbursements totaling $0.1 million for the first quarter of 2008.

We are projecting continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. real estate market.

General and Administrative Expenses.  Consolidated general and administrative expenses increased to $2.1 million for the first quarter of 2009 from $1.7 million for the first quarter of 2008 primarily because of higher business development costs. General and administrative expenses allocated to real estate operations decreased to $1.3 million for the first quarter of 2009 from $1.4 million for the first quarter of 2008 primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of decreased real estate operations activity and increased commercial leasing activity.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	First Quarter
	2009	2008
Rental income	$1,173	$951
Rental property costs	(831)	(816)
Depreciation	(373)	(337)
General and administrative expenses	(783)	(232)
Operating loss	$(814)	$(434)

Rental Income. Rental income increased to $1.2 million for the first quarter of 2009 from $1.0 million for the first quarter of 2008, primarily because of $0.1 million related to 5700 Slaughter, which includes two retail buildings completed in the third quarter of 2008. As of March 31, 2009, we have leased 22 percent of 5700 Slaughter and expect to lease the remaining space during 2009.

General and Administrative Expenses.  Consolidated general and administrative expenses increased to $2.1 million for the first quarter of 2009 from $1.7 million for the first quarter of 2008 primarily because of higher business development costs. General and administrative expenses from commercial leasing increased to $0.8 million for the first quarter of 2009 from $0.2 million for the first quarter of 2008 primarily as a result of a higher allocation of general and administrative expenses to the commercial leasing segment in 2009 because of increased commercial leasing activity and decreased real estate operations activity.

Non-Operating Results
Interest Income.  Interest income totaled $0.2 million in the first quarter of 2009, compared with $0.9 million in the first quarter of 2008. The decrease in interest income primarily reflects the decrease in Barton Creek MUD reimbursements of $0.4 million and a decrease in average cash balances during the first quarter of 2009 compared to the first quarter of 2008. Interest income included interest on Barton Creek MUD reimbursements totaling $0.2 million in the first quarter of 2009 and $0.6 million in the first quarter of 2008.

Equity in Unconsolidated Affiliate’s (Loss) Income.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s (losses) earnings decreased to $(0.1) million for the first quarter of 2009 from $0.1 million for the first quarter of 2008. The decrease in our equity in Crestview Station’s (losses) earnings primarily reflects the loss recognized by Crestview Station in the 2009 period, as there were no sales for the first quarter of 2009.

Benefit from Income Taxes.  We recorded an income tax benefit of $0.9 million for the first quarter of 2009 and a benefit of less than $0.1 million for the first quarter of 2008. The difference between our consolidated effective income tax rates for the first quarter of 2009 and 2008 and the U.S. federal statutory rate of 35 percent is primarily attributable to state income tax expense and other permanent items.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2009, we had $31.4 million in cash, cash equivalents and U.S. treasury securities and $43 million in availability under our $45 million revolving credit facility, which matures in May 2010. At June 30, 2009, we had $32.1 million in cash, cash equivalents and U.S. treasury securities and $33.7 million available under our revolving credit facility. Additionally, we have no significant debt maturities in the near-term. We began making additional capital contributions to the joint venture with Canyon-Johnson in May 2009 that will total approximately $20 million to be funded during the remainder of 2009. Canyon-Johnson had funded $33.6 million through March 31, 2009 and was required to fund 100 percent of project costs until their contributions reached approximately $44 million, which occurred in May 2009. Canyon-Johnson is committed to make additional contributions that will total approximately $30 million. The joint venture is seeking other financing options to fund the balance of the project costs once we and Canyon-Johnson have funded the required capital commitments (approximately $49 million for us and $74 million for Canyon-Johnson) (see Note 12 and “Credit Facility and Other Financing Arrangements”).

Comparison of Three-Months 2009 and 2008 Cash Flows
Cash used in operating activities totaled $9.9 million during the first three months of 2009 and $2.4 million during the first three months of 2008. Operating cash flows in the first three months of 2009 decreased compared to the 2008 period, primarily because of a $3.7 million decrease in proceeds from developed property sales, a $1.6 million increase in cash used in development of real estate properties, a $0.4 million decrease in MUD reimbursements and a $1.0 million distribution of income from our unconsolidated affiliate, Crestview Station, received in the first three months of 2008. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first three months of 2009 and 2008 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($6.5 million in 2009 and $1.6 million in 2008), and the Barton Creek, Lantana and Circle C communities. We received Barton Creek MUD reimbursements totaling $3.4 million in the first three months of 2009 and $3.8 million in the first three months of 2008.

Cash used in investing activities totaled $5.9 million during the first three months of 2009 and $0.2 million during the first three months of 2008. Commercial leasing development expenditures for the first three months of 2009 and 2008 included development costs for the W Austin Hotel & Residences project totaling $6.1 million in 2009 and $1.5 million in 2008. Other expenditures for commercial leasing properties primarily related to Barton Creek Village in the 2008 period. We also contributed capital of $0.3 million to Crestview Station in the first three months of 2009 and received distributions representing a partial return of our investment in Crestview Station totaling $1.6 million in the first three months of 2008. Crestview Station generated proceeds from sales in the 2008 period but had no sales or cash proceeds in the 2009 period. In addition, we received proceeds from matured U.S. treasury securities of $0.5 million in the first three months of 2009.

Cash provided by financing activities totaled $15.2 million during the first three months of 2009, which included $11.0 million of noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project and $4.7 million in borrowings from the Barton Creek Village term loan. In the first three months of 2009, we used $0.4 million to repurchase shares of our common stock on the open market (see below). Cash used in financing activities totaled $0.5 million during the first three months of 2008, which included $0.3 million of payments for exercised stock options, partly offset by $0.1 million of excess tax benefit from exercised stock options. In the first three months of 2008, we used $0.3 million to repurchase shares of our common stock.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first quarter of 2009, we purchased 49,000 shares for $0.4 million, an $8.25 per share average. There were no purchases under this program during the second quarter of 2009. A total of 161,145 shares remain available under this program as of June 30, 2009. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $0.9 million was available at June 30, 2009. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At March 31, 2009, we had total debt of $68.0 million, including $0.3 million of debt due before March 31, 2010. Total debt was $63.4 million at December 31, 2008. Our debt outstanding at March 31, 2009 consisted of the following:

•
$40.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.2 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018.

•	$2.1 million of borrowings outstanding under the $165 million W Austin Hotel & Residences project construction loan, which was acquired by a Stratus subsidiary in June 2009 (see Note 12 and below).

•
$4.7 million of borrowings outstanding under a term loan secured by Barton Creek Village, which matures in April 2014. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly beginning May 1, 2009.

Under the W Austin Hotel & Residences project construction loan with Corus, remaining joint venture equity requirements total $57.2 million at March 31, 2009. On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is jointly managed by Stratus and Canyon-Johnson, in exchange for a payment of $250,000. As a result, Corus is no longer the lender. The joint venture is pursuing other options for financing the W Austin Hotel & Residences project. Such options may include additional equity contributions by the joint venture partners, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If the joint venture does not timely secure project financing from a third-party lender, or if the joint venture partners are unable to make required additional future capital contributions to the joint venture, the joint venture may be required to delay further construction of the project until an additional source of financing is available.

As of June 30, 2009, we had $8.4 million of borrowings outstanding and $2.9 million of letters of credit issued under our $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $33.7 million. We used the proceeds of these borrowings for general corporate purposes, including overhead costs and development costs related to Barton Creek and Circle C.

NEW ACCOUNTING STANDARDS

Refer to Note 11 for discussion of new accounting standards.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, projected capital expenditures, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in our 2008 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our market risks during the three months ended March 31, 2009. For additional information on market risk, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our controls and procedures were effective as of the end of March 31, 2009.

(b)           Changes in internal control.  There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors. There have been no material changes to our risk factors during the three months ended March 31, 2009. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended March 31, 2009.

	(a) Total			(c) Total Number of	(d) Maximum Number
	Number		(b) Average	Shares Purchased as Part	of Shares That May
	of Shares		Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased		Per Share	Plans or Programsa	the Plans or Programsa
January 1 to 31, 2009	49,000	b	$8.25	49,000	161,145
February 1 to 28, 2009	-		-	-	161,145
March 1 to 31, 2009	-		-	-	161,145
Total	49,000		$8.25	49,000

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At March 31, 2009, $0.9 million remained under the Comerica agreement for purchases of common stock.

b.	Represents shares purchased in a private transaction on January 29, 2009.

Item 6.  Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  July 15, 2009

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

23.1	Consent of PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

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

E-1