Form 10-Q
period 2009-06-30
STRATUS PROPERTIES INC
filed 2009-08-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ÿo Yes ÿo No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer oÿ                                                              Accelerated filer oÿ                                  Non-accelerated filer oÿ                                            Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿo Yes ☑ No

On July 31, 2009, there were issued and outstanding 7,435,133 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$33,549	$17,097
Investment in U.S. treasury securities	-	15,388
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	127,820	115,966
Property held for sale – undeveloped	31,895	27,514
Property held for use, net	71,784	56,919
Investment in unconsolidated affiliate	2,360	2,283
Deferred tax asset	9,000	7,330
Other assets	7,059	10,049
Total assets	$283,467	$252,546

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$9,740	$6,585
Accrued interest and property taxes	2,020	3,203
Deposits	554	1,301
Debt	74,241	63,352
Other liabilities	2,890	3,583
Total liabilities	89,445	78,024

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	83	83
Capital in excess of par value of common stock	197,080	196,692
Accumulated deficit	(33,276)	(30,095)
Accumulated other comprehensive loss	-	(3)
Common stock held in treasury	(17,941)	(17,441)
Total Stratus stockholders’ equity	145,946	149,236
Noncontrolling interest in subsidiary	48,076	25,286
Total equity	194,022	174,522
Total liabilities and equity	$283,467	$252,546

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Real estate	$1,894	$2,399	$2,085	$6,303
Rental income	960	1,169	2,133	2,120
Commissions, management fees and other	636	520	804	732
Total revenues	3,490	4,088	5,022	9,155
Cost of sales:
Real estate, net	3,035	2,724	4,096	6,209
Rental	786	923	1,617	1,739
Depreciation	384	393	824	776
Total cost of sales	4,205	4,040	6,537	8,724
General and administrative expenses	1,935	1,897	4,014	3,554
Total costs and expenses	6,140	5,937	10,551	12,278
Operating loss	(2,650)	(1,849)	(5,529)	(3,123)
Interest income and other	582	154	828	1,103
Loss on extinguishment of debt	(182)	-	(182)	-
Gain on interest rate cap agreement	103	-	70	-
Loss from continuing operations before income taxes and equity in
unconsolidated affiliate’s (loss) income	(2,147)	(1,695)	(4,813)	(2,020)
Equity in unconsolidated affiliate’s (loss) income	(108)	149	(182)	266
Benefit from income taxes	707	339	1,604	391
Loss from continuing operations	(1,548)	(1,207)	(3,391)	(1,363)
Loss from discontinued operations	-	(105)	-	(105)
Net loss	(1,548)	(1,312)	(3,391)	(1,468)
Net loss attributable to noncontrolling interest in subsidiary	104	64	210	64
Net loss attributable to Stratus common stock	$(1,444)	$(1,248)	$(3,181)	$(1,404)

Net loss per share attributable to Stratus common stock:
Continuing operations	$(0.19)	$(0.15)	$(0.43)	$(0.17)
Discontinued operations	-	(0.01)	-	(0.01)
Net loss per share attributable to Stratus common stock:
Basic and diluted	$(0.19)	$(0.16)	$(0.43)	$(0.18)

Weighted average shares of common stock outstanding:
Basic and diluted	7,435	7,631	7,441	7,599

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(3,391)	$(1,468)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	-	105
Depreciation	824	776
Gain on interest rate cap agreement	(70)	-
Loss on extinguishment of debt	182	-
Cost of real estate sold	1,520	4,624
Deferred income taxes	(1,670)	(623)
Stock-based compensation	346	483
Equity in unconsolidated affiliate’s loss (income)	182	(266)
Distribution of unconsolidated affiliate’s income	-	1,266
Deposits	(747)	(1,148)
Purchases and development of real estate properties	(20,574)	(17,456)
Municipal utility district reimbursements	3,387	3,753
Decrease in other assets	730	159
Increase (decrease) in accounts payable, accrued liabilities and other	567	(98)
Net cash used in operating activities	(18,714)	(9,893)

Cash flow from investing activities:
Development of commercial leasing properties and other expenditures	(15,238)	(8,171)
(Investment in) return of investment in unconsolidated affiliate	(260)	2,374
Proceeds from matured U.S. treasury securities	15,391	-
Other	40	25
Net cash used in investing activities	(67)	(5,772)

Cash flow from financing activities:
Borrowings from revolving credit facility	10,000	-
Payments on revolving credit facility	(1,569)	-
Borrowings from project and term loans	4,700	2,022
Payments on project and term loans	(398)	(109)
Noncontrolling interest contributions	23,000	10,678
Net payments for stock-based awards	(96)	(114)
Excess tax benefit from stock-based awards	-	281
Purchases of Stratus common shares	(404)	(428)
Financing costs	-	(2,845)
Net cash provided by financing activities	35,233	9,485
Net increase (decrease) in cash and cash equivalents	16,452	(6,180)
Cash and cash equivalents at beginning of year	17,097	40,873
Cash and cash equivalents at end of period	$33,549	$34,693

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

				Accumulated	Common	Total
		Capital in	Accum-	Other	Stock	Stratus	Noncontrolling
	Common	Excess of	ulated	Comprehensive	Held In	Stockholders’	Interest in	Total
	Stock	Par Value	Deficit	Loss	Treasury	Equity	Subsidiary	Equity

Balance at December 31, 2008	$83	$196,692	$(30,095)	$(3)	$(17,441)	$149,236	$25,286	$174,522
Stock-based compensation	-	388	-	-	-	388	-	388
Tender of shares for stock-based awards	-	-	-	-	(96)	(96)	-	(96)
Purchases of Stratus common shares	-	-	-	-	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	23,000	23,000
Comprehensive income (loss):
Net loss	-	-	(3,181)	-	-	(3,181)	(210)	(3,391)
Other comprehensive income,
net of taxes:
Unrealized gain on U.S. treasury securities	-	-	-	3	-	3	-	3
Other comprehensive income	-	-	-	3	-	3	-	3
Total comprehensive income (loss)	-	-	-	3	-	(3,178)	(210)	(3,388)
Balance at June 30, 2009	$83	$197,080	$(33,276)	$-	$(17,941)	$145,946	$48,076	$194,022

Balance at December 31, 2007	$81	$195,898	$(26,258)	$-	$(14,279)	$155,442	$-	$155,442
Exercised and issued stock-based awards and other	1	761	-	-	-	762	-	762
Stock-based compensation	-	575	-	-	-	575	-	575
Tender of shares for stock-based awards	-	-	-	-	(596)	(596)	-	(596)
Purchases of Stratus common shares	-	-	-	-	(428)	(428)	-	(428)
Noncontrolling interest contributions	-	-	-	-	-	-	10,678	10,678
Net loss	-	-	(1,404)	-	-	(1,404)	(64)	(1,468)
Balance at June 30, 2008	$82	$197,234	$(27,662)	$-	$(15,303)	$154,351	$10,614	$164,965

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2008 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items, except as described in Note 2) considered necessary for a fair statement of the financial position of Stratus at June 30, 2009, and the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008. Operating results for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Additionally, Stratus identified an error at the Crestview Station joint venture relating to gains on real estate sales that occurred during the fourth quarter of 2007, which also impacted the previously reported results for the three-month and six-month periods ended June 30, 2008. As a result, Crestview Station’s net income for the year ended December 31, 2007 was understated by $1.0 million of which Stratus’ share was $0.5 million ($0.3 million net of tax). Crestview Station’s net income was overstated by $0.1 million for the second quarter of 2008, of which Stratus’ share was less than $0.1 million pre-tax and after-tax, and $1.0 million for the first six months of 2008, of which Stratus’ share was $0.5 million pre-tax and $0.3 million after-tax.

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

Stratus assessed the materiality of these items on the previously reported results for the three-month period ended March 31, 2008, the three-month and six-month periods ended June 30, 2008, the three-month and nine-month periods ended September 30, 2008, and the years ended December 31, 2007, 2006 and 2005, in accordance with Staff Accounting Bulletin (SAB) No. 99 and concluded that the errors were not material to such periods. Stratus concluded that the impact of correcting the capitalized interest and Crestview Station items as a cumulative adjustment in the quarter ended September 30, 2008, would have been misleading to the users of the financial statements for the quarter ended September 30, 2008. Stratus also concluded that the impact of correcting the capitalized property tax item as a cumulative adjustment in the year ended December 31, 2008, would have been misleading to the users of financial statements for the year ended December 31, 2008. Accordingly, in accordance with SAB No. 108, previously issued interim period financial statements will be revised to correct for these items the next time such financial statements are presented in SEC filings.

The following tables set forth the line items affected by the revisions on Stratus’ statements of operations for the three-month and six-month periods ended June 30, 2008 (in thousands, except per share amounts).

	Three Months Ended June 30, 2008
		Adjustments
	As	Capitalized	Property	Crestview	Net	As
	Reported	Interest	Tax	and Other	Adjustments	Revised
Total revenues	$4,223	$-	$-	$(135)	$(135)	$4,088
Total cost of sales	(3,969)	(59)	(161)	149	(71)	(4,040)
Operating loss	(1,643)	(59)	(161)	14	(206)	(1,849)
Interest expense, net	(329)	329	-	-	329	-
Loss from continuing operations
before income taxes and equity
in unconsolidated affiliate’s income	(1,818)	270	(161)	14	123	(1,695)
Equity in unconsolidated affiliate’s income	222	-	-	(73)	(73)	149
Benefit from income taxes	364	(104)	59	20	(25)	339
Loss from continuing operations	(1,232)	166	(102)	(39)	25	(1,207)
Net loss	(1,337)	166	(102)	(39)	25	(1,312)
Net loss attributable to Stratus
common stock	(1,273)	166	(102)	(39)	25	(1,248)

Basic and diluted net loss per
share of common stock:
Continuing operations	$(0.16)	$0.02	$(0.01)	$-	$0.01	$(0.15)
Discontinued operations	(0.01)	-	-	-	-	(0.01)
Basic and diluted net loss per
share of common stock	$(0.17)	$0.02	$(0.01)	$-	$0.01	$(0.16)

	Six Months Ended June 30, 2008
		Adjustments
	As	Capitalized	Property	Crestview	Net	As
	Reported	Interest	Tax	and Other	Adjustments	Revised
Total revenues	$9,290	$-	$-	$(135)	$(135)	$9,155
Total cost of sales	(8,386)	(98)	(389)	149	(338)	(8,724)
Operating loss	(2,650)	(98)	(389)	14	(473)	(3,123)
Interest expense, net	(659)	659	-	-	659	-
Loss from continuing operations
before income taxes and equity
in unconsolidated affiliate’s income	(2,206)	561	(389)	14	186	(2,020)
Equity in unconsolidated affiliate’s income	778	-	-	(512)	(512)	266
Benefit from income taxes	285	(207)	139	174	106	391
Loss from continuing operations	(1,143)	354	(250)	(324)	(220)	(1,363)
Net loss	(1,248)	354	(250)	(324)	(220)	(1,468)
Net loss attributable to Stratus
common stock	(1,184)	354	(250)	(324)	(220)	(1,404)

Basic and diluted net loss per
share of common stock:
Continuing operations	$(0.15)	$0.05	$(0.03)	$(0.04)	$(0.02)	$(0.17)
Discontinued operations	(0.01)	-	-	-	-	(0.01)
Basic and diluted net loss per
share of common stock	$(0.16)	$0.05	$(0.03)	$(0.04)	$(0.02)	$(0.18)

3.	RECLASSIFICATIONS
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

Stock options and restricted stock units representing approximately 180,700 shares for the second quarter of 2009, approximately 109,200 shares for the second quarter of 2008, approximately 190,300 shares for the first six months of 2009 and approximately 76,400 shares for the first six months of 2008 that otherwise would have been included in the weighted average number of common shares outstanding were excluded because they were anti-dilutive.

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

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Canyon-Johnson contributed its initial capital in May 2008 and will contribute additional capital until certain capital contribution requirements are met. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. The required capital contributions are approximately $53 million for Stratus and $75 million for Canyon-Johnson. Canyon-Johnson was required to fund 100 percent of project costs until their contributions reached $44 million, which occurred in May 2009. For the remaining capital contributions, Stratus will fund 40 percent and Canyon-Johnson will fund 60 percent of project costs until the required capital contributions are made. As of June 30, 2009, capital contributions totaled $35.3 million for Stratus and $48.7 million for Canyon-Johnson. The joint venture obtained a construction loan to finance project costs after the required capital contributions are made (see below).

On May 2, 2008, the joint venture entered into an agreement for a $165 million construction loan with Corus Bank, N.A., (Corus) to finance the construction of the W Austin Hotel & Residences project (see Note 9 of the Stratus 2008 Form 10-K). On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is jointly managed by Stratus and Canyon-Johnson, in exchange for a pay down of $250,000 of the outstanding principal balance of $2.1 million. As a result, Corus is no longer the lender and in the second quarter of 2009 Stratus recognized a $0.2 million loss on extinguishment of debt, which includes the write-off of unamortized deferred loan costs in the amount of $2.1 million.

The joint venture is actively pursuing other options for financing the future construction costs of the W Austin Hotel & Residences project. Such options may include additional equity contributions by Stratus and Canyon-Johnson, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If the joint venture does not secure project financing from a third-party lender, or if Stratus or Canyon-Johnson is unable to make required additional future capital contributions to the joint venture, the joint venture may be required to delay further construction of the project until additional financing is available.

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the Corus loan at 4.5 percent (see Note 6). The LIBOR cap notional amount varies based on originally projected loan balances throughout the term of the loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $0.4 million in the second quarter of 2009, $0.9 million in the first six months of 2009 and $0.3 million in the second quarter and first six months of 2008, which have been eliminated in consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an Interpretation of ARB No. 51” (FIN 46(R)).

Under the guidance of FIN 46(R), Stratus performed an evaluation and concluded that the joint venture is a variable interest entity (VIE) and that Stratus is currently the primary beneficiary even though it does not hold a controlling interest as it is the developer of the project, guarantees certain obligations of the joint venture and contributed the land and development to the joint venture at formation. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements.

At June 30, 2009, Stratus’ consolidated balance sheet includes $93.3 million in total assets and $7.8 million in total liabilities associated with the W Austin Hotel & Residences project. The $93.3 million of total assets included $1.3 million of cash and cash equivalents, $46.1 million of property held for sale – developed or under development, $43.1 million of property held for use and $2.8 million of other assets. In accordance with FIN 46(R), certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires reconsideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the project is a VIE and whether Stratus is the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE under the guidance of FIN 46(R) or that Stratus is no longer the primary beneficiary of the entity, the entity will be deconsolidated from Stratus’ financial statements and will be accounted for under the equity method of accounting.

In accordance with the American Institute of Certified Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9), profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At June 30, 2009, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson, in accordance with SOP 78-9.

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

Stratus adopted SFAS No. 157 effective January 1, 2008, for financial assets and liabilities recognized at fair value on a recurring basis. Stratus adopted SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis effective January 1, 2009. The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of June 30, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$21,534	$21,534	$-	$-
Interest rate cap
agreement	133	-	133	-
	$21,667	$21,534	$133	$-

Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$33,549	$33,549	$17,097	$17,097
Restricted cash	-	-	6	6
Investment in U.S. treasury
securities	-	-	15,388	15,388
Accounts and notes receivable	960	960	1,245	1,245
Interest rate cap agreement	133	133	63	63
Accounts payable, accrued
liabilities, accrued interest, and
property taxes	11,760	11,760	9,788	9,788
Debt	74,241	71,324	63,352	55,809

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

Interest Rate Cap Agreement. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. The joint venture entered into this derivative contract to manage interest rate risk under the W Austin Hotel & Residences project construction loan. Stratus accounts for this derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. This derivative is not designated as a hedging instrument under SFAS No. 133. Stratus records this interest rate cap agreement maturing July 2011 at fair value on a recurring basis on its balance sheet (included in other assets) and recognizes changes in fair value in current period earnings.

Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded a non-cash gain totaling $0.1 million for the second quarter and first six months of 2009 related to the increase in fair value of the interest rate cap agreement.

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
In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, Stratus has completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete.

In connection with funding the development of Crestview Station, the joint venture entered into a loan agreement in 2005 with Comerica (the Crestview Loan Agreement), pursuant to which the joint venture borrowed funds in the principal amount of $7.6 million. In November 2007, the joint venture amended the Crestview Loan Agreement to increase the amount of availability under the loan to $10.9 million. The principal amount of the loan was $9.2 million on June 30, 2009. Stratus and Trammell Crow, the joint venture’s operating partner, each executed guaranties of completion of certain environmental remediation (which has been completed) and payment in connection with the Crestview Loan Agreement. Each partner severally guaranteed the joint venture’s principal payment obligations under the Crestview Loan Agreement up to a maximum of $1.9 million each, plus certain interest payments and related costs. The loan matured on March 31, 2009. Trammell Crow elected not to extend the loan on the terms offered by Comerica, and as a result the joint venture received a notice of default from Comerica on April 4, 2009. On April 8, 2009, Trammell Crow agreed to the partnership’s entering into a two-month extension on the loan, extending the maturity to May 31, 2009. Comerica subsequently offered the joint venture a two-year extension of the loan, but Trammell Crow did not agree to the terms of the extension. The joint venture did not repay the loan at maturity and received a default notice from Comerica on June 4, 2009. Unless the joint venture reaches an agreement with Comerica to extend the maturity of the loan, Comerica may pursue its remedies under the Crestview Loan Agreement, including foreclosing its lien and enforcing the several guaranties against each of Stratus and Trammell Crow. In conjunction with Trammell Crow, Stratus is actively working on an extension of the Comerica loan.

Stratus has a 50 percent interest in the Crestview Station project, which is operated by Trammell Crow. Stratus accounts for the Crestview Station project under the equity method in accordance with SOP 78-9 and has determined that consolidation is not required under the provisions of FIN 46(R).

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Stratus’ equity in Crestview Station’s (losses) earnings totaled $(0.1) million in the second quarter of 2009, $0.1 million in the second quarter of 2008, $(0.2) million in the first six months of 2009 and $0.3 million in the first six months of 2008, including adjustments to the previously reported results for the second quarter of 2008 and the first six months of 2008 as discussed in Note 2. Stratus received distributions from Crestview Station totaling $1.3 million in the first six months of 2008. Summary information for Crestview Station follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$-	$1,582	$-	$2,841
Gross (loss) profit	(17)	298	(22)	496
Net (loss) income	(216)	298	(364)	532

8.	INTEREST CAPITALIZATION
Stratus capitalized all of its interest costs totaling $1.5 million in the second quarter of 2009, $1.2 million in the second quarter of 2008, $2.8 million in the first six months of 2009 and $2.3 million in the first six months of 2008 (see Note 2).

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

During 2008, Stratus concluded that estimating a consistent annual effective tax rate was increasingly difficult due to the uncertainty in forecasting taxable income or loss since its taxable income or loss is primarily dependent upon asset sales which are difficult to predict with any certainty and may vary significantly from period to period. The ability to forecast is increasingly difficult in light of the current economic environment. Stratus believes that the uncertainty in its forecasts goes beyond normal market variations and forecasting an annual effective rate would not provide a meaningful estimate. As such, Stratus believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate in accordance with FIN 18. Stratus’ benefit from income taxes has been calculated utilizing its actual effective tax rate for the three-month and six-month periods ended June 30, 2009.

After considering the tax impact of the items discussed in Note 2, the difference between Stratus’ consolidated effective income tax rates for the first six months of 2009 and 2008 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

In its ongoing assessment of the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at June 30, 2009. Such determination may change in the future based on numerous factors, including the impact of the overall economic environment on Stratus’ financial results.

Stratus anticipates that it is reasonably possible that during 2009 it will have a reduction in its unrecognized tax benefits in the range of $2.4 million to $2.6 million as a result of completing administrative processes with taxing authorities related to the timing of certain deductions taken on its tax returns. Any reduction in its unrecognized tax benefits will result in a reclassification between other liabilities and deferred tax asset on the accompanying consolidated balance sheet.

10.	DISCONTINUED OPERATIONS
In June 2008, Stratus revised the amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million additional tax expense related to 2007, which was recognized in June 2008. As the results of operations of Escarpment Village were appropriately classified as discontinued operations, the additional Texas Margin Tax has also been classified as discontinued operations in the accompanying consolidated statements of operations.

11.	BUSINESS SEGMENTS
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

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. The first 75,000-square-foot building at 7500 Rialto Boulevard was 67 percent leased as of June 30, 2009. The second 75,000-square-foot building was 94 percent leased as of June 30, 2009. In addition, the commercial leasing segment includes a retail building completed in the second quarter of 2007 and a bank building completed in early 2008 in Barton Creek Village, two retail buildings completed in the third quarter of 2008 in Circle C, and certain portions of the W Austin Hotel & Residences project.

Stratus uses operating income (loss) to measure the performance of each segment. Stratus allocates general and administrative expenses between the segments based on projected annual revenues for each segment.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended June 30, 2009
Revenues	$2,530	$960	$-		$3,490
Cost of sales, excluding depreciation	(3,035)	(786)	-		(3,821)
Depreciation	(59)	(325)	-		(384)
General and administrative expenses	(1,206)	(729)	-		(1,935)
Operating loss	$(1,770)	$(880)	$-		$(2,650)

Capital expenditures	$12,120	$9,085	$-		$21,205
Total assets at June 30, 2009	$184,629	$89,447	$9,391	b	$283,467

Three Months Ended June 30, 2008
Revenues	$2,919	$1,169	$-		$4,088
Cost of sales, excluding depreciation	(2,724)	(923)	-		(3,647)
Depreciation	(47)	(346)	-		(393)
General and administrative expenses	(1,631)	(266)	-		(1,897)
Operating loss	$(1,483)	$(366)	$-		$(1,849)

Loss from discontinued operations	$-	$(105)	$-		$(105)
Capital expenditures	$10,605	$6,378	$-		$16,983
Total assets at June 30, 2008	$177,941	$57,329	$7,609	b	$242,879

Six Months Ended June 30, 2009
Revenues	$2,889	$2,133	$-	$5,022
Cost of sales, excluding depreciation	(4,096)	(1,617)	-	(5,713)
Depreciation	(126)	(698)	-	(824)
General and administrative expenses	(2,502)	(1,512)	-	(4,014)
Operating loss	$(3,835)	$(1,694)	$-	$(5,529)

Capital expenditures	$20,574	$15,238	$-	$35,812

Six Months Ended June 30, 2008
Revenues	$7,035	$2,120	$-	$9,155
Cost of sales, excluding depreciation	(6,209)	(1,739)	-	(7,948)
Depreciation	(93)	(683)	-	(776)
General and administrative expenses	(3,056)	(498)	-	(3,554)
Operating loss	$(2,323)	$(800)	$-	$(3,123)

Loss from discontinued operations	$-	$(105)	$-	$(105)
Capital expenditures	$17,456	$8,171	$-	$25,627

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.

Segment operating loss excludes interest income and other, loss on extinguishment of debt, gain on interest rate cap agreement, equity in unconsolidated affiliate’s (loss) income and benefit from income taxes. A reconciliation of segment operating loss to loss from continuing operations before income taxes and equity in unconsolidated affiliate’s (loss) income for each period is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating loss	$(2,650)	$(1,849)	$(5,529)	$(3,123)
Interest income and other	582	154	828	1,103
Loss on extinguishment of debt	(182)	-	(182)	-
Gain on interest rate cap agreement	103	-	70	-
Loss from continuing operations before
income taxes and equity in unconsolidated
affiliate’s (loss) income	$(2,147)	$(1,695)	$(4,813)	$(2,020)

12.	NEW ACCOUNTING STANDARDS
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008. This statement is required to be adopted prospectively, except for the following provisions, which have been applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income or loss to include net income or loss attributable to both the controlling and noncontrolling interests. Stratus adopted SFAS No. 160 effective January 1, 2009. Stratus adjusted its December 31, 2008 consolidated balance sheet to reflect noncontrolling interest in the amount of $25.3 million as a component of equity and adjusted its consolidated net loss for the three and six months ended June 30, 2008 to reflect $0.1 million of its previously reported minority interest in net loss of consolidated subsidiary as net loss attributable to noncontrolling interest.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 amends the disclosure requirements for derivative instruments and hedging activities contained in SFAS No. 133. Under SFAS No. 161, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require disclosure for earlier periods presented for comparative purposes at initial adoption. Stratus’ adoption of SFAS No. 161 effective January 1, 2009, did not have a significant impact on its financial reporting and disclosures.

Interim Disclosures about Fair Value. In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value,” which requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and was adopted by Stratus beginning in second-quarter 2009.

Subsequent Events. In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 introduces the concept of financial statements being available to be issued. SFAS No. 165 will require the disclosure of the date through which an entity has evaluated subsequent events and the basis of that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. For SEC registrants this date will continue to be the date in which financial statements are filed with the SEC. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. Stratus adopted SFAS No. 165 effective second-quarter 2009.

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

Accounting Standards Codification. In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. Stratus does not expect the adoption of SFAS No. 168 to have a material impact on its financial statements.

13.	SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2009 and through August 10, 2009, which is the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

On July 8, 2009, Stratus received a letter from The NASDAQ Stock Market, Inc. advising Stratus that the Panel had granted Stratus’ request for continued listing on the NASDAQ stock market. The terms of the Panel’s decision included a condition that Stratus file its first-quarter 2009 Form 10-Q by July 24, 2009, to regain compliance with the continued listing requirements set forth in NASDAQ Marketplace Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.

On July 22, 2009 Stratus announced that it received a letter from NASDAQ confirming that Stratus has complied with the Panel’s terms by filing its first-quarter 2009 Form 10-Q on July 15, 2009. Accordingly, the Panel has determined to continue listing Stratus’ common stock on The NASDAQ Stock Market.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of June 30, 2009, are presented in the following table.

			Acreage
			Developed or Under Development					Undeveloped
	Developed		Single	Multi-				Single				Total
	Lots		Family	family	Commercial		Total	Family		Commercial	Total	Acreage
Austin
Barton Creek	124		358	249	368		975	510		28	538	1,513
Lantana	-		-	-	-		-	-		223	223	223
Circle C	75	a	-	-	265		265	148	a	122	270	535
W Austin Hotel
& Residences	-		-	-	2	b	2	-		-	-	2
San Antonio
Camino Real	-		-	-	-		-	-		2	2	2
Total	199		358	249	635		1,242	658		375	1,033	2,275

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at June 30, 2009, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

The sharp decline in activity in the real estate market, among other factors, significantly impacted our consolidated financial results. In the second quarter of 2009, our revenues totaled $3.5 million and our net loss totaled $1.4 million, compared with revenues of $4.1 million and a net loss of $1.2 million for the second quarter of 2008. For the first six months of 2009, our revenues totaled $5.0 million and our net loss totaled $3.2 million, compared with revenues of $9.2 million and a net loss of $1.4 million for the first six months of 2008. Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory issues including our land use and development entitlements.

Recent economic conditions have also resulted in a general decline in leasing activity across the United States (U.S.), and have caused vacancy rates to increase in most markets, including Austin, Texas. Investment sales activity in the U.S. declined sharply during 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of heightened investment activity, and the resulting gap between buyer and seller expectations of value.

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

U.S. credit markets have yet to fully recover, and this lingering problem is impacting the broader U.S. economy. Commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending market, materially impacting liquidity in the real estate debt markets, making financing terms for owners of retail properties less attractive, and in certain cases resulting in the unavailability of certain types of debt financing. Tighter lending standards and higher borrowing costs have exerted downward pressure on the value and liquidity of real estate assets which will impact the values we could obtain from the sale of our properties. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining such financing. Our future performance will, in part, be dependent upon the recovery of the credit markets and the underlying strength of the U.S. economy.

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

REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS AND RECLASSIFICATIONS

As discussed in Note 2, certain accounting matters were identified in the third quarter of 2008 and in connection with the preparation of our financial results for the year ended December 31, 2008 that required revisions of our consolidated financial statements for the three-month and six-month periods ended June 30, 2008. Management’s discussion and analysis has been updated to discuss changes in comparative results of operations and cash flows after considering the impacts of the items discussed in detail in Notes 2 and 3.

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

On May 2, 2008, the joint venture entered into an agreement for a $165 million construction loan with Corus Bank, N.A. (Corus) to finance the construction of the W Austin Hotel & Residences project. On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is jointly managed by Stratus and Canyon-Johnson, in exchange for a pay down of $250,000 of the outstanding principal balance of $2.1 million. As a result, Corus is no longer the lender and in the second quarter of 2009 we recognized a $0.2 million loss on extinguishment of debt, which includes the write-off of unamortized deferred loan costs in the amount of $2.1 million.

The joint venture is pursuing other options for financing the W Austin Hotel & Residences project. Such options may include additional equity contributions by the joint venture partners, financing from other financial institutions, admitting new equity partners, or a combination of these alternatives. If the joint venture does not secure project financing from a third-party lender, or if the joint venture partners are unable to make required additional future capital contributions to the joint venture, the joint venture may be required to delay further construction of the project until an additional source of financing is available.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and two commercial sites. The joint venture is currently processing permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At June 30, 2009, our investment in the Crestview Station project totaled $2.4 million and the joint venture partnership had $9.2 million of outstanding debt, of which we guarantee $1.9 million. See Note 7 for further discussion of the current status of loan renegotiation efforts.

Residential. As of June 30, 2009, the number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	3	-	-	3
Calera Drive	8	-	-	8
Verano Drive	68	-	-	68
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Phase II and III Townhomes	-	-	221	221
Phase III	-	89	-	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	75	-	57	132
Total Residential Lots	199	89	2,292	2,580

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. The timing for development of these properties has not been determined.

Calera. In 2002, we secured subdivision plat approval for a new residential subdivision called Calera, which consists of 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. As of June 30, 2009, three courtyard homes at Calera Court and eight lots at Calera Drive remained unsold. Construction of the final phase, known as Verano Drive, began in the first quarter of 2007 and was completed in July 2008. Verano Drive includes 71 single-family lots, three of which were sold in July 2008.

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

Mirador Estate. We completed construction of the Mirador subdivision, which included the development of 34 estate lots with each lot averaging approximately 3.5 acres in size, and have sold 32 of these lots. As of June 30, 2009, we owned two Mirador estate lots.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in April 2007 and substantial completion occurred in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing development contracts with other homebuilders for the remaining lots. Construction of the final phase of Meridian, which consists of 57 one-acre lots, is expected to commence in 2010.

Commercial. As of June 30, 2009, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
Tract 106	21,000	-	-	21,000
Tract 107	-	80,000	-	80,000
Tract 110	-	-	760,000	760,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Advanced Micro Devices
Option Tracts	-	-	760,000	760,000
Tract GR1	-	-	325,000	325,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	80,000	4,278,000	4,555,000

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. The timing for development of these properties has not been determined.

Barton Creek. In the second quarter of 2007, we completed the first phase of the Barton Creek Village, which is a 22,000-square-foot retail complex. In July 2007, we began construction of a 3,300-square-foot bank building within this 22,000-square-foot retail complex, and it was completed in early 2008. As of June 30, 2009, the first retail complex was 69 percent leased and the bank building is leased through 2022. Construction of the second retail complex is expected to begin during 2010.

Circle C. During the third quarter of 2008, Stratus completed the construction of two retail buildings, totaling 21,000 square feet, at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. Leasing for the two retail buildings is under way with 22 percent of the 21,000-square-foot retail complex leased as of June 30, 2009. We expect the 21,000-square-foot retail complex to be fully leased by the end of 2009.

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

Lantana. Lantana is a partially developed, mixed-use project with remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres as of June 30, 2009. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

In Lantana, we also own two 75,000-square-foot office buildings at 7500 Rialto. As of June 30, 2009, occupancy was 67 percent for the original office building and 94 percent for the second office building. We are actively pursuing tenants to fill the available office space at 7500 Rialto.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and considering opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Second Quarter		Six Months
	2009	2008	2009	2008
Revenues:
Real estate operations	$2,530	$2,919	$2,889	$7,035
Commercial leasing	960	1,169	2,133	2,120
Total revenues	$3,490	$4,088	$5,022	$9,155

Operating loss	$(2,650)	$(1,849)	$(5,529)	$(3,123)

Benefit from income taxes	$707	$339	$1,604	$391

Net loss attributable to Stratus	$(1,444)	$(1,248)	$(3,181)	$(1,404)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 11). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary results for our real estate operations follow (in thousands):

	Second Quarter		Six Months
	2009	2008	2009	2008
Revenues:
Developed property sales	$1,894	$2,358	$2,085	$6,262
Undeveloped property sales	-	41	-	41
Commissions, management fees and other	636	520	804	732
Total revenues	2,530	2,919	2,889	7,035

Cost of sales, including depreciation	(3,094)	(2,771)	(4,222)	(6,302)
General and administrative expenses	(1,206)	(1,631)	(2,502)	(3,056)

Operating loss	$(1,770)	$(1,483)	$(3,835)	$(2,323)

Developed Property Sales. Residential property sales for the second-quarter and six-month periods of 2009 and 2008 included the following (revenues in thousands):

	Second Quarter
	2009		2008
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 600	1	$ 635

Circle C
Meridian	20	1,294	22	1,723
Total Residential	21	$ 1,894	23	$ 2,358

	Six Months
	2009		2008
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 600	1	$ 635
Wimberly Lane Phase II
Standard Homebuilder	-	-	1	265	a

Circle C
Meridian	23	1,485	55	3,952

Deerfieldb	-	-	21	1,410
Total Residential	24	$ 2,085	78	$ 6,262

a.	Includes $0.1 million for homebuilder contract termination fee.
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

Cost of Sales. Cost of sales totaled $3.1 million for the second quarter of 2009, $2.8 million for the second quarter of 2008, $4.2 million for the first six months of 2009 and $6.3 million for the first six months of 2008, and include cost of property sold, ongoing project expenses and allocated overhead costs, partially offset by reductions for certain Municipal Utility District (MUD) reimbursements. Accordingly, while profit margins on developed property sales remain positive, the inclusion of ongoing project expenses and allocated overhead costs in cost of sales results in a negative gross margin. Most of the sales for the 2009 and 2008 periods were Circle C lots, which have lower profit margins than Barton Creek lots. Cost of sales also included reductions for Barton Creek MUD reimbursements totaling $0.1 million for first six months of 2008.

We are projecting continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. real estate market.

General and Administrative Expenses. Consolidated general and administrative expenses were $1.9 million for the second quarters of 2009 and 2008, and increased to $4.0 million for the first six months of 2009 from $3.6 million for the first six months of 2008, primarily because of higher legal fees associated with SEC filings and higher business development costs. General and administrative expenses allocated to real estate operations decreased to $1.2 million for the second quarter of 2009 from $1.6 million for the second quarter of 2008, and decreased to $2.5 million for the first six months of 2009 from $3.1 million for the first six months of 2008 primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of lower projected real estate operations revenues.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Second Quarter		Six Months
	2009	2008	2009	2008
Rental income	$960	$1,169	$2,133	$2,120
Rental property costs	(786)	(923)	(1,617)	(1,739)
Depreciation	(325)	(346)	(698)	(683)
General and administrative expenses	(729)	(266)	(1,512)	(498)
Operating loss	$(880)	$(366)	$(1,694)	$(800)

Rental Income. Rental income decreased to $1.0 million for the second quarter of 2009 from $1.2 million for the second quarter of 2008, primarily because of a $0.2 million decrease in rental income at the original office building at 7500 Rialto, related to a decrease in occupancy to 67 percent for the second quarter of 2009 from 97 percent for the second quarter of 2008.

General and Administrative Expenses. General and administrative expenses from commercial leasing increased to $0.7 million for the second quarter of 2009 from $0.3 million for the second quarter of 2008, and increased to $1.5 million for the first six months of 2009 from $0.5 million for the first six months of 2008, primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of lower projected real estate operations revenues.

Non-Operating Results
Interest Income and Other. Interest income totaled less than $0.1 million in the second quarter of 2009, $0.2 million in the second quarter of 2008, $0.3 million in the first six months of 2009 and $1.1 million in the first six months of 2008. The decrease in interest income primarily reflects the decrease in Barton Creek MUD reimbursements of $0.4 million in the first six months of 2009. Interest income included interest on Barton Creek MUD reimbursements totaling $0.2 million in the first six months of 2009 and $0.6 million in the first six months of 2008. Additionally, the decrease in interest income reflects a decrease in average cash balances during the 2009 periods compared to the 2008 periods.

We recorded other income of $0.6 million in the second quarter and first six months of 2009, which reflects a forfeited deposit in connection with the termination of a homebuilder contract for the Circle C community.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $0.2 million in the second quarter and first six months of 2009, reflecting the assignment of the W Austin Hotel & Residences construction loan to a Stratus subsidiary (see Note 5).

Gain on Interest Rate Cap Agreement. Gains recognized on the interest rate cap agreement totaled $0.1 million in the 2009 periods, reflecting rising interest rates increasing the fair value of this derivative instrument (see Notes 5 and 6).

Equity in Unconsolidated Affiliate’s (Loss) Income. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s (losses) earnings decreased to $(0.1) million for the second quarter of 2009 from $0.1 million for the second quarter of 2008, and decreased to $(0.2) million for the first six months of 2009 from $0.3 million for the first six months of 2008. The decrease in our equity in Crestview Station’s (losses) earnings primarily reflects the losses recognized by Crestview Station in the 2009 periods, as there were no sales during the first six months of 2009.

Benefit from Income Taxes. We recorded an income tax benefit of $0.7 million for the second quarter of 2009, $0.3 million for the second quarter of 2008, $1.6 million for the first six months of 2009 and $0.4 million for the first six months of 2008. The differences between our consolidated effective income tax rates for the first six months of 2009 and 2008, and the U.S. federal statutory rate of 35 percent are primarily attributable to state income tax expense and other permanent items.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to nonconrolling interest in subsidiary totaled $0.1 million in each of the second quarters of 2009 and 2008, $0.2 million in the first six months of 2009 and $0.1 million in the first six months of 2008 related to the W Austin Hotel & Residences project (see Note 5).

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2009, we had $33.5 million in cash and cash equivalents and $33.7 million in availability under our $45 million revolving credit facility, which matures in May 2010. We began making additional capital contributions to the joint venture with Canyon-Johnson in May 2009 that will total approximately $20 million to be funded during the remainder of 2009. Canyon-Johnson had funded $48.7 million through June 30, 2009, and is committed to make additional contributions that will total approximately $30 million. The joint venture is seeking other financing options to fund the balance of the project costs once we and Canyon-Johnson have funded the required capital commitments (approximately $49 million for us and $74 million for Canyon-Johnson) (see Note 5).

Comparison of Six-Months 2009 and 2008 Cash Flows
Cash used in operating activities totaled $18.7 million during the first six months of 2009 and $9.9 million during the first six months of 2008. Operating cash flows in the first six months of 2009 decreased compared to the 2008 period, primarily because of a $4.2 million decrease in proceeds from developed property sales, a $3.1 million increase in cash used in development of real estate properties, a $0.4 million decrease in MUD reimbursements and a $1.3 million distribution of income from our unconsolidated affiliate, Crestview Station, received in the first six months of 2008. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first six months of 2009 and 2008 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($16.2 million in 2009 and $8.3 million in 2008), and the Barton Creek, Lantana and Circle C communities. We received Barton Creek MUD reimbursements totaling $3.4 million in the first six months of 2009 and $3.8 million in the first six months of 2008.

Cash used in investing activities totaled $0.1 million during the first six months of 2009 and $5.8 million during the first six months of 2008. Commercial leasing development expenditures for the first six months of 2009 and 2008 included development costs for the W Austin Hotel & Residences project totaling $15.1 million in 2009 and $7.8 million in 2008. Other expenditures for commercial leasing properties primarily related to Barton Creek Village in the 2008 period. We also contributed capital of $0.3 million to Crestview Station in the first six months of 2009 and received distributions representing a partial return of our investment in Crestview Station totaling $2.4 million in the first six months of 2008. Crestview Station generated proceeds from sales in the 2008 period but had no sales or cash proceeds in the 2009 period. In addition, we received proceeds from matured U.S. treasury securities of $15.4 million in the first six months of 2009.

Cash provided by financing activities totaled $35.2 million during the first six months of 2009, which included $23.0 million of noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project, $8.4 million in net borrowings from our revolving credit facility and $4.7 million in net borrowings from the Barton Creek Village term loan. Other debt repayments totaled $0.4 million, including a $250,000 payment to terminate the W Austin Hotel & Residences project loan with Corus (see “Development and Other Activities”). In the first six months of 2009, we used $0.4 million to repurchase shares of our common stock on the open market (see below). Cash provided by financing activities totaled $9.5 million during the first six months of 2008, which included $10.7 million of noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project, $2.0 million of borrowings from the W Austin Hotel & Residences project loan and $0.3 million of excess tax benefit from exercised stock options, partly offset by $2.8 million of financing costs. In the first six months of 2008, we used $0.4 million to repurchase shares of our common stock.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the second quarter of 2009, there were no purchases under this program. A total of 161,145 shares remain available under this program as of June 30, 2009. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005 of which $0.9 million was available at June 30, 2009. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At June 30, 2009, we had total debt of $74.2 million, compared with $63.4 million at December 31, 2008. Our debt outstanding at June 30, 2009 consisted of the following:

•
$8.4 million of borrowings outstanding and $2.9 million of letters of credit issued under our $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $33.7 million. We used the proceeds of these borrowings for general corporate purposes, including overhead costs and development costs related to projects in Barton Creek and Circle C. The revolving credit facility matures in May 2010.

•
$40.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.1 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018.

•
$4.7 million of borrowings outstanding under a term loan secured by Barton Creek Village, which matures in April 2014. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly beginning May 1, 2009.

NEW ACCOUNTING STANDARDS

Refer to Note 12 for discussion of new accounting standards.

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

 Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our controls and procedures were effective as of the end of June 30, 2009.

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At June 30, 2009, $0.9 million remained under the Comerica agreement for purchases of common stock.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  August 10, 2009

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

10.1	Assignment and Assumption of Note, Mortgage and Other Loan Documents by Corus Bank, N.A. in favor of Stratus Partnership Investments, L.P. dated as of June 26, 2009.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

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