Form 10-Q
period 2009-09-30
STRATUS PROPERTIES INC
filed 2009-11-06
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                Accelerated filer ☐                                                      Non-accelerated filer ☐                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No

On October 30, 2009, there were issued and outstanding 7,435,133 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$24,926	$17,097
Investment in U.S. treasury securities	-	15,388
Real estate, commercial leasing assets and facilities, net:
Property held for sale – developed or under development	136,473	115,966
Property held for sale – undeveloped	31,928	27,514
Property held for use, net	84,709	56,919
Deferred tax asset	8,633	7,330
Investment in unconsolidated affiliate	3,468	2,283
Other assets	13,552	10,049
Total assets	$303,689	$252,546

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$12,278	$6,585
Deposits	7,396	1,301
Accrued interest and property taxes	2,975	3,203
Debt	75,951	63,352
Other liabilities	2,079	3,583
Total liabilities	100,679	78,024

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	83	83
Capital in excess of par value of common stock	197,285	196,692
Accumulated deficit	(34,829)	(30,095)
Accumulated other comprehensive loss	-	(3)
Common stock held in treasury	(17,941)	(17,441)
Total Stratus stockholders’ equity	144,598	149,236
Noncontrolling interest in subsidiary	58,412	25,286
Total equity	203,010	174,522
Total liabilities and equity	$303,689	$252,546

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Real estate	$2,116	$5,691	$4,201	$11,994
Rental income	1,163	1,158	3,296	3,278
Commissions, management fees and other	65	60	869	792
Total revenues	3,344	6,909	8,366	16,064
Cost of sales:
Real estate, net	2,710	4,954	6,806	11,163
Rental	788	944	2,405	2,683
Depreciation	403	435	1,227	1,211
Total cost of sales	3,901	6,333	10,438	15,057
General and administrative expenses	1,818	1,723	5,832	5,277
Total costs and expenses	5,719	8,056	16,270	20,334
Operating loss	(2,375)	(1,147)	(7,904)	(4,270)
Interest income and other	66	330	894	1,432
Loss on extinguishment of debt	-	-	(182)	-
Gain (loss) on interest rate cap agreement	(37)	(121)	33	(121)
Loss from continuing operations before income taxes and
equity in unconsolidated affiliate’s (loss) income	(2,346)	(938)	(7,159)	(2,959)
Equity in unconsolidated affiliate’s (loss) income	(95)	99	(277)	365
Benefit from income taxes	844	268	2,448	660
Loss from continuing operations	(1,597)	(571)	(4,988)	(1,934)
Loss from discontinued operations	-	-	-	(105)
Net loss	(1,597)	(571)	(4,988)	(2,039)
Net loss attributable to noncontrolling interest in subsidiary	44	124	254	188
Net loss attributable to Stratus common stock	$(1,553)	$(447)	$(4,734)	$(1,851)

Net loss per share attributable to Stratus common stock:
Continuing operations	$(0.21)	$(0.06)	$(0.64)	$(0.23)
Discontinued operations	-	-	-	(0.01)
Basic and diluted net loss per share attributable to Stratus
common stock	$(0.21)	$(0.06)	$(0.64)	$(0.24)

Weighted average shares of common stock outstanding:
Basic and diluted	7,435	7,641	7,439	7,613

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(4,988)	$(2,039)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations	-	105
Depreciation	1,227	1,211
(Gain) loss on interest rate cap agreement	(33)	121
Loss on extinguishment of debt	182	-
Cost of real estate sold	2,912	8,126
Deferred income taxes	(1,303)	(648)
Stock-based compensation	552	761
Equity in unconsolidated affiliate’s loss (income)	277	(365)
Distribution of unconsolidated affiliate’s income	-	1,266
Deposits	(802)	(1,471)
Purchases and development of real estate properties	(32,653)	(21,959)
Municipal utility district reimbursements	4,551	6,229
Decrease in other assets	615	495
Increase (decrease) in accounts payable, accrued liabilities and other	3,249	(2,554)
Net cash used in operating activities	(26,214)	(10,722)

Cash flow from investing activities:
Development of commercial leasing properties	(27,262)	(10,337)
(Investment in) return of investment in unconsolidated affiliate	(1,462)	2,374
Proceeds from matured U.S. treasury securities	15,391	-
Investment in interest rate cap agreement	-	(673)
Other	53	25
Net cash used in investing activities	(13,280)	(8,611)

Cash flow from financing activities:
Borrowings from revolving credit facility	15,000	-
Payments on revolving credit facility	(4,769)	-
Borrowings from project and term loans	4,700	2,054
Payments on project and term loans	(488)	(175)
Noncontrolling interest contributions	33,380	16,678
Net (payments for) proceeds from stock-based awards	(96)	94
Purchases of Stratus common shares	(404)	(517)
Financing costs	-	(2,845)
Net cash provided by financing activities	47,323	15,289
Net increase (decrease) in cash and cash equivalents	7,829	(4,044)
Cash and cash equivalents at beginning of year	17,097	40,873
Cash and cash equivalents at end of period	$24,926	$36,829

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

				Accumulated	Common	Total
		Capital in	Accum-	Other	Stock	Stratus	Noncontrolling
	Common	Excess of	ulated	Comprehensive	Held In	Stockholders’	Interest in	Total
	Stock	Par Value	Deficit	Loss	Treasury	Equity	Subsidiary	Equity

Balance at December 31, 2008	$83	$196,692	$(30,095)	$(3)	$(17,441)	$149,236	$25,286	$174,522
Stock-based compensation	-	593	-	-	-	593	-	593
Tender of shares for stock-based awards	-	-	-	-	(96)	(96)	-	(96)
Purchases of Stratus common shares	-	-	-	-	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	33,380	33,380
Comprehensive income (loss):
Net loss	-	-	(4,734)	-	-	(4,734)	(254)	(4,988)
Other comprehensive income,
net of taxes:
Unrealized gain on U.S. treasury securities	-	-	-	3	-	3	-	3
Other comprehensive income	-	-	-	3	-	3	-	3
Total comprehensive income (loss)	-	-	-	3	-	(4,731)	(254)	(4,985)
Balance at September 30, 2009	$83	$197,285	$(34,829)	$-	$(17,941)	$144,598	$58,412	$203,010

Balance at December 31, 2007	$81	$195,898	$(26,258)	$-	$(14,279)	$155,442	$-	$155,442
Exercised and issued stock-based awards and other	1	(525)	-	-	-	(524)	-	(524)
Stock-based compensation	-	895	-	-	-	895	-	895
Tender of shares for stock-based awards	-	-	-	-	(596)	(596)	-	(596)
Purchases of Stratus common shares	-	-	-	-	(517)	(517)	-	(517)
Noncontrolling interest contributions	-	-	-	-	-	-	16,678	16,678
Net loss	-	-	(1,851)	-	-	(1,851)	(188)	(2,039)
Balance at September 30, 2008	$82	$196,268	$(28,109)	$-	$(15,392)	$152,849	$16,490	$169,339

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2008 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items, except as described in Note 2) considered necessary for a fair statement of the financial position of Stratus at September 30, 2009, and the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008. Operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.	REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
In connection with reporting its financial results for the year ended December 31, 2008, Stratus reviewed its accounting policy with respect to capitalized property taxes and determined that the manner in which it had previously accounted for certain property taxes was not in accordance with accounting guidance for costs of real estate projects.

Property taxes are required to be capitalized as property costs only during periods in which activities necessary to get the property ready for its intended use are in progress. The guidance further states that the definition of these activities has the same meaning as the definition used to determine interest capitalization. Historically, Stratus capitalized property taxes rather than charging them to expense on certain properties for which no development activities were in progress.

As a result, Stratus recalculated the appropriate amount of property taxes to be charged to expense. In addition, Stratus determined the effect of the adjustment to cost of sales and income taxes as previously reported. The cumulative impact of this error through September 30, 2008, was primarily an overstatement of previously reported net income.

Stratus assessed the materiality of this item on the previously reported results for the three-month period ended March 31, 2008, the three-month and six-month periods ended June 30, 2008, the three-month and nine-month periods ended September 30, 2008, and the years ended December 31, 2007, 2006 and 2005, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 99 and concluded that the errors were not material to such periods. Stratus concluded that the impact of correcting the capitalized property tax item as a cumulative adjustment in the year ended December 31, 2008, would have been misleading to the users of financial statements for the year ended December 31, 2008. Accordingly, in accordance with SAB No. 108, previously issued interim period financial statements have been revised to correct for these items as such financial statements were presented in SEC filings.

The following tables set forth the line items affected by the revisions on Stratus’ statements of operations for the three-month and nine-month periods ended September 30, 2008 (in thousands, except per share amounts).

	Three Months Ended September 30, 2008
	As	Property Tax	As
	Reported	Adjustments	Revised
Total cost of sales	$(6,184)	$(149)	$(6,333)
Operating loss	(998)	(149)	(1,147)
Loss from continuing operations
before income taxes and equity
in unconsolidated affiliate’s income	(789)	(149)	(938)
Benefit from income taxes	216	52	268
Net loss	(474)	(97)	(571)
Net loss attributable to Stratus
common stock	(350)	(97)	(447)

Basic and diluted net loss per
share of common stock	$(0.05)	$(0.01)	$(0.06)

	Nine Months Ended September 30, 2008
	As	Property Tax	As
	Reported	Adjustments	Revised
Total cost of sales	$(14,519)	$(538)	$(15,057)
Operating loss	(3,732)	(538)	(4,270)
Loss from continuing operations
before income taxes and equity
in unconsolidated affiliate’s income	(2,421)	(538)	(2,959)
Benefit from income taxes	469	191	660
Loss from continuing operations	(1,587)	(347)	(1,934)
Net loss	(1,692)	(347)	(2,039)
Net loss attributable to Stratus
common stock	(1,504)	(347)	(1,851)

Basic and diluted net loss per
share of common stock:
Continuing operations	$(0.19)	$(0.04)	$(0.23)
Discontinued operations	(0.01)	-	(0.01)
Basic and diluted net loss per
share of common stock	$(0.20)	$(0.04)	$(0.24)

3.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 133,600 shares for the third quarter of 2009, approximately 118,400 shares for the third quarter of 2008, approximately 133,800 shares for the first nine months of 2009 and approximately 90,400 shares for the first nine months of 2008 that otherwise would have been included in the weighted average number of common shares outstanding were excluded because they were anti-dilutive.

4.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Effective May 1, 2008, Stratus entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus’ initial capital contributions to the joint venture totaled $31.8 million, which consisted of Stratus’ purchase of a 1.76 acre tract of land located across the street from Austin City Hall, the related property and development agreements for the land and other project costs incurred by Stratus before May 1, 2008.

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. As of September 30, 2009, capital contributions totaled $42.2 million for Stratus and $59.1 million for Canyon-Johnson.

On May 2, 2008, the joint venture entered into an agreement for a $165 million construction loan with Corus Bank, N.A., (Corus) to finance the construction of the W Austin Hotel & Residences project (see Note 9 of the Stratus 2008 Form 10-K). On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is managed by Stratus and Canyon-Johnson, in exchange for a pay down of $250,000 of the outstanding principal balance of $2.1 million. As a result, Corus was no longer the lender and in the second quarter of 2009 Stratus recognized a $0.2 million loss on extinguishment of debt, which includes the write-off of unamortized deferred loan costs in the amount of $2.1 million. Subsequent to September 30, 2009, the joint venture entered into a new construction loan (see Note 12).

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the Corus loan at 4.5 percent (see Note 5). The LIBOR cap notional amount varies based on originally projected loan balances throughout the term of the Corus loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $0.5 million in the third quarter of 2009, $0.5 million in the third quarter of 2008, $1.4 million in the first nine months of 2009 and $0.8 million in the first nine months of 2008, which have been eliminated in consolidation.

Stratus performed an evaluation and concluded that the joint venture is a variable interest entity (VIE) and that Stratus is currently the primary beneficiary, even though it does not hold a controlling interest, as it is the developer of the project, guarantees certain obligations of the joint venture and contributed the land and development to the joint venture at formation. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements.

At September 30, 2009, Stratus’ consolidated balance sheet includes $121.1 million in total assets and $17.8 million in total liabilities, which are non-recourse to the general assets of Stratus, associated with the W Austin Hotel & Residences project. The $121.1 million of total assets included $0.2 million of cash and cash equivalents, $55.7 million of property held for sale – developed or under development, $56.1 million of property held for use and $9.1 million of other assets. Certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires reconsideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the joint venture is a VIE and whether Stratus is the primary beneficiary. If it is determined that joint venture is no longer a VIE or that Stratus is no longer the primary beneficiary of the entity, the entity would be deconsolidated from Stratus’ financial statements and would be accounted for under the equity method of accounting. Additionally, Stratus is reviewing recently issued accounting guidance that may also impact its consolidation of the joint venture (see Note 11).

Profits and losses between partners in a real estate venture are required to be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At September 30, 2009, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

5.	FAIR VALUE MEASUREMENTS
Fair value accounting guidance includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

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

The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of September 30, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$17,353	$17,353	$-	$-
Interest rate cap
agreement	96	-	96	-
	$17,449	$17,353	$96	$-

Valuation Techniques

Cash Equivalents. Stratus has investments in U.S. treasury securities, certificates of deposits and other short-term securities with maturities less than 90 days, which are considered cash equivalents. Stratus’ cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Interest Rate Cap Agreement. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. The joint venture entered into this derivative contract to manage interest rate risk under the W Austin Hotel & Residences project construction loan. Stratus accounts for this derivative pursuant to accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. This derivative is not designated as a hedging instrument. Stratus records this interest rate cap agreement maturing July 2011 at fair value on a recurring basis on its balance sheet (included in other assets) and recognizes changes in fair value in current period earnings.

Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded a non-cash gain (loss) totaling less than $(0.1) million for the third quarter of 2009, $(0.1) million for the third quarter of 2008, less than $0.1 million for the first nine months of 2009 and $(0.1) million for the first nine months of 2008 related to the changes in fair value of the interest rate cap agreement.

Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalentsa	$24,926	$24,926	$17,097	$17,097
Restricted casha	-	-	6	6
Investment in U.S. treasury
securitiesa	-	-	15,388	15,388
Accounts and notes receivablea	616	616	1,245	1,245
Interest rate cap agreementb	96	96	63	63
Accounts payable, accrued
liabilities, accrued interest, and
property taxesa	15,253	15,253	9,788	9,788
Debtc	75,951	72,146	63,352	55,809

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.	Recorded at fair value. Observable inputs, such as LIBOR, are used to determine fair value (see above).
c.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.	INVESTMENT IN UNCONSOLIDATED AFFILIATE
In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, Stratus has completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete.

In connection with funding the development of Crestview Station, the joint venture entered into a loan agreement in 2005 with Comerica Bank (Comerica) (the Crestview loan agreement), pursuant to which the joint venture borrowed funds in the principal amount of $7.6 million. In 2007, the joint venture amended the Crestview loan agreement to increase the amount of availability under the loan to $10.9 million. Stratus and Trammell Crow, the joint venture’s operating partner, each executed guaranties of completion of certain environmental remediation (which has been completed) and payment in connection with the Crestview loan agreement. Each partner severally guaranteed the joint venture’s principal payment obligations under the Crestview loan agreement up to a maximum of $1.9 million each, plus certain interest payments and related costs.

On August 20, 2009, Stratus and Trammell Crow entered into a fifth modification of the Crestview loan agreement with an effective date of May 31, 2009. Prior to the execution of the fifth loan modification, the joint venture paid $1.0 million to Comerica to reduce the outstanding loan balance to $8.2 million. The modification agreement extended the loan maturity date to May 31, 2012, and lowered each joint venture partner’s guarantee from $1.9 million to $1.4 million. The principal amount of the loan was $8.2 million on September 30, 2009. To the extent the joint venture does not have funds available, Stratus and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance and scheduled principal payments beginning in 2011.

Stratus has a 50 percent interest in the Crestview Station project and accounts for it under the equity method.

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Stratus’ equity in Crestview Station’s (losses) earnings totaled

$(0.1) million in the third quarter of 2009, $0.1 million in the third quarter of 2008, $(0.3) million in the first nine months of 2009 and $0.4 million in the first nine months of 2008. Stratus received distributions from Crestview Station totaling $3.6 million in the first nine months of 2008. Summarized financial information for Crestview Station follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$-	$1,054	$-	$3,895
Gross profit (loss)	9	198	(13)	694
Net (loss) income	(190)	198	(554)	730

7.	INTEREST CAPITALIZATION
Stratus capitalized all of its interest costs totaling $1.3 million in the third quarters of 2009 and 2008, $4.0 million in the first nine months of 2009 and $3.6 million in the first nine months of 2008.

8.	INCOME TAXES
Companies are required to determine an estimated annual effective tax rate to apply to their interim pre-tax income or loss, and the estimated annual effective rate is required to be revised, if necessary, to reflect the company's best current estimate as of the end of each successive interim period during the year. If a reliable estimate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate.

During 2008, Stratus concluded that estimating a consistent annual effective tax rate was increasingly difficult because of the uncertainty in forecasting its taxable income or loss since such amounts are primarily dependent upon asset sales which are difficult to predict with reasonable certainty and may vary significantly from period to period. Additionally, the ability to forecast is increasingly difficult in light of the current economic environment. Stratus believes that such uncertainty goes beyond normal market variations and forecasting an annual effective rate would not provide a meaningful estimate. As such, Stratus believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate. Stratus’ benefit from income taxes has been calculated utilizing its actual effective tax rate for the three-month and nine-month periods ended September 30, 2009.

After considering the tax impact of the item discussed in Note 2, the difference between Stratus’ consolidated effective income tax rates for the first nine months of 2009 and 2008 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

In its ongoing assessment of the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at September 30, 2009. Such determination may change in the future based on numerous factors, including the impact of the overall economic environment on Stratus’ financial results.

The following presents the change in gross unrecognized tax benefits during the nine months ended September 30, 2009 (in thousands):

Balance at January 1, 2009	$2,664
Reductions for prior year tax positions	(2,664)
Balance at September 30, 2009	$-

During the third quarter of 2009, Stratus reduced its unrecognized tax benefits by $2.7 million as a result of completing administrative processes with taxing authorities related to the timing of certain deductions taken on its tax returns. The reduction in its unrecognized tax benefits resulted in a reclassification between other liabilities and deferred tax asset on the accompanying consolidated balance sheets. In connection with the reduction in unrecognized tax benefits, Stratus recognized a benefit of less than $0.1 million for the reversal of interest expense.

9.	DISCONTINUED OPERATIONS
In June 2008, Stratus revised the amount of Texas Margin Tax accrued on Escarpment Village income earned during 2007. The revised accrual resulted in $0.1 million of additional tax expense related to 2007, which was recognized in June 2008. As the results of operations of Escarpment Village were appropriately classified as discontinued operations, the additional Texas Margin Tax has also been classified as discontinued operations in the accompanying consolidated statements of operations.

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

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard; building one was 71 percent leased and building two was 94 percent leased as of September 30, 2009. In addition, the commercial leasing segment includes a retail building completed in 2007 and a bank building completed in early 2008 in Barton Creek Village, two retail buildings completed in the third quarter of 2008 in the Circle C community, and certain portions of the W Austin Hotel & Residences project.

Stratus uses operating income (loss) to measure the performance of each segment. Stratus allocates general and administrative expenses between the segments based on projected annual revenues for each segment. Accordingly, the following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2009
Revenues	$2,181	$1,163	$-		$3,344
Cost of sales, excluding depreciation	(2,710)	(788)	-		(3,498)
Depreciation	(50)	(353)	-		(403)
General and administrative expenses	(1,134)	(684)	-		(1,818)
Operating loss	$(1,713)	$(662)	$-		$(2,375)

Capital expenditures	$12,079	$12,024	$-		$24,103
Total assets at September 30, 2009	$191,703	$102,961	$9,025	b	$303,689

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2008
Revenues	$5,751	$1,158	$-		$6,909
Cost of sales, excluding depreciation	(4,954)	(944)	-		(5,898)
Depreciation	(53)	(382)	-		(435)
General and administrative expenses	(1,482)	(241)	-		(1,723)
Operating loss	$(738)	$(409)	$-		$(1,147)

Capital expenditures	$4,503	$2,166	$-		$6,669
Total assets at September 30, 2008	$172,976	$65,018	$6,420	b	$244,414

Nine Months Ended September 30, 2009
Revenues	$5,070	$3,296	$-	$8,366
Cost of sales, excluding depreciation	(6,806)	(2,405)	-	(9,211)
Depreciation	(176)	(1,051)	-	(1,227)
General and administrative expenses	(3,636)	(2,196)	-	(5,832)
Operating loss	$(5,548)	$(2,356)	$-	$(7,904)

Capital expenditures	$32,653	$27,262	$-	$59,915

Nine Months Ended September 30, 2008
Revenues	$12,786	$3,278	$-	$16,064
Cost of sales, excluding depreciation	(11,163)	(2,683)	-	(13,846)
Depreciation	(147)	(1,064)	-	(1,211)
General and administrative expenses	(4,538)	(739)	-	(5,277)
Operating loss	$(3,062)	$(1,208)	$-	$(4,270)

Loss from discontinued operations	$-	$(105)	$-	$(105)
Capital expenditures	$21,959	$10,337	$-	$32,296

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.

A reconciliation of segment operating loss to loss from continuing operations before income taxes and equity in unconsolidated affiliate’s (loss) income for each period is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating loss	$(2,375)	$(1,147)	$(7,904)	$(4,270)
Interest income and other	66	330	894	1,432
Loss on extinguishment of debt	-	-	(182)	-
Gain (loss) on interest rate cap agreement	(37)	(121)	33	(121)
Loss from continuing operations before
income taxes and equity in unconsolidated
affiliate’s (loss) income	$(2,346)	$(938)	$(7,159)	$(2,959)

11.	NEW ACCOUNTING STANDARDS
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the Financial Accounting Standards Board (FASB) issued accounting guidance associated with consolidation, which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. The guidance also provides additional disclosure requirements for each reporting period. This guidance applies to fiscal years beginning on or after December 15, 2008, and is required to be adopted prospectively, except for the following provisions, which have been applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income or loss to include net income or loss attributable to both the controlling and noncontrolling interests. Stratus adopted this accounting guidance effective January 1, 2009. Stratus adjusted its December 31, 2008, consolidated balance sheet to reflect noncontrolling interest in the amount of $25.3 million as a component of equity and adjusted its consolidated net loss for the nine months ended September 30, 2008, to reflect $0.2 million of its previously reported minority interest in net loss of consolidated subsidiary as net loss attributable to noncontrolling interest.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, FASB issued accounting guidance associated with derivatives and hedging, which amends the disclosure requirements for derivative instruments and hedging activities. Under the guidance, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance is effective for fiscal years and interim periods beginning after November 15, 2008. Stratus’ adoption of this guidance, effective January 1, 2009, did not have a significant impact on its financial reporting and disclosures.

Interim Disclosures about Fair Value. In April 2009, FASB issued accounting guidance associated with financial instruments, which requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, and was adopted by Stratus beginning in the second quarter of 2009.

Subsequent Events. In May 2009, FASB issued accounting guidance associated with subsequent events, which introduces the concept of financial statements being available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis of that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. For SEC registrants this date will continue to be the date in which financial statements are filed with the SEC. This guidance is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. Stratus adopted this accounting guidance effective in the second quarter of 2009.

Consolidations. In May 2009, FASB issued accounting guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb expected  losses of the entity or (2) the right to receive expected residual returns from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Additionally, this guidance amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Stratus is currently evaluating the impact that the adoption of this guidance will have on its financial reporting and disclosures, including the possible deconsolidation of the W Austin Hotel & Residences project.

Accounting Standards Codification. In June 2009, FASB established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the U.S. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance is effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. Stratus’ adoption of this guidance, in the third quarter of 2009, did not have a material impact on its financial statements.

12.	SUBSEQUENT EVENTS
As discussed in Note 4, on June 26, 2009, the $165 million construction loan agreement with Corus to finance the construction of the W Austin Hotel & Residences project was assigned to a subsidiary of Stratus, which is managed by Stratus and Canyon-Johnson. On October 21, 2009, the subsidiary assigned and transferred the construction loan agreement documents to Beal Bank Nevada (Beal Bank). In connection with the assignment, the joint venture between Stratus and Canyon-Johnson executed an amended and restated loan agreement, an amended and restated promissory note and related loan documents with Beal Bank (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project.

Amounts borrowed under the Beal Bank loan agreement will bear interest at an annual rate equal to The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¼ percent. The outstanding principal is due at maturity on October 21, 2014.

Borrowed amounts may not be prepaid, in whole or in part, prior to the third anniversary of the date of the first disbursement of loan proceeds to the joint venture after October 21, 2009. Borrowed amounts may be prepaid in whole or in part following the third anniversary and on or prior to the fourth anniversary, subject to a prepayment fee equal to one percent of the amount of principal being prepaid. Optional prepayments made after the fourth anniversary are not subject to prepayment premiums or fees. In addition, as and when residential condominium units are sold, all net sales proceeds (as defined under the Beal Bank loan agreement) from the sale of the residential units and all net operating income (as defined under the Beal Bank loan agreement) must be offered to Beal Bank as a principal prepayment under the loan agreement. Beal Bank, in its sole discretion, may at any time elect to accept or reject any offered prepayments.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million, and other restrictions. The full payment and performance obligations under the loan agreement have been guaranteed by each of Stratus and Canyon-Johnson.

An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing. The next advance is expected to occur in mid-2010 and thereafter advances are expected to be made monthly until the loan is fully funded. As a condition to further funding from the Beal Bank loan agreement, the joint venture must invest at least $180 million. Previously, when Corus was the construction lender, the joint venture was required to invest total equity of $128 million ($53 million from Stratus and $75 million from Canyon-Johnson). As a result of changing construction lenders, $52 million of additional equity is now required. The joint venture is currently pursuing third parties to fund all or a portion of the $52 million. To the extent acceptable third-party or other financing is not secured, the joint venture may be obligated to fund the additional capital necessary to meet the $180 million pre-funding requirement under the Beal Bank loan agreement.

During the fourth quarter of 2009, Stratus will update its evaluation of whether the joint venture is still a VIE after considering the Beal Bank loan agreement. If Stratus concludes that the joint venture is no longer a VIE, this would result in the joint venture being deconsolidated in its financial statements and Stratus’ investment being adjusted to fair value.

Stratus evaluated events after September 30, 2009 and through November 6, 2009, which is the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately reflected in Stratus’ financial statements and the notes thereto.

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

We are engaged in the acquisition, development, management, operations and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We primarily generate revenues from sales of developed properties and through rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development or undeveloped properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of September 30, 2009, are presented in the following table.

			Acreage
			Developed or Under Development					Undeveloped
	Developed		Single	Multi-				Single				Total
	Lots		Family	family	Commercial		Total	Family		Commercial	Total	Acreage
Austin
Barton Creek	122		358	249	368		975	510		28	538	1,513
Lantana	-		-	-	-		-	-		223	223	223
Circle C	59	a	-	-	265		265	148	a	122	270	535
W Austin Hotel
& Residences	-		-	-	2	b	2	-		-	-	2
San Antonio
Camino Real	-		-	-	-		-	-		2	2	2
Total	181		358	249	635		1,242	658		375	1,033	2,275

a.	Relates to Meridian, an 800-lot residential development.
b.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at September 30, 2009, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in the Circle C community.

The sharp decline in activity in the real estate market, among other factors, significantly impacted our consolidated financial results. In the third quarter of 2009, our revenues totaled $3.3 million and our net loss attributable to common stock totaled $1.6 million, compared with revenues of $6.9 million and a net loss attributable to common stock of $0.4 million for the third quarter of 2008. For the first nine months of 2009, our revenues totaled $8.4 million and our net loss attributable to common stock totaled $4.7 million, compared with revenues of $16.1 million and a net loss attributable to common stock of $1.9 million for the first nine months of 2008. Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements.

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

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. We must incur significant development expenditures and secure additional permits prior to the development and sale of certain properties. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain financing necessary for developing our properties, although our ability to obtain financing in the future may be impacted by current U.S. economic conditions. See “Risk Factors” located in Item 1A of our 2008 Form 10-K.

REVISIONS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2, an accounting matter was identified in connection with the preparation of our financial results for the year ended December 31, 2008, that required revisions of our consolidated financial statements for the three-month and nine-month periods ended September 30, 2008. Management’s discussion and analysis has been updated to discuss changes in comparative results of operations after considering the impact of the item discussed in Note 2.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences. In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project. The grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of the project (see Note 4). A construction loan with Corus Bank N.A. (Corus) was signed effective May 2, 2008. Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled.

On June 26, 2009, the construction loan agreement with Corus was assigned to a subsidiary of Stratus, which is managed by Stratus and Canyon-Johnson, in exchange for a pay down of $250,000 of the outstanding principal balance of $2.1 million. As a result, Corus was no longer the lender, and in the second quarter of 2009, we recognized a $0.2 million loss on extinguishment of debt, which includes the write-off of unamortized deferred loan costs in the amount of $2.1 million.

On October 21, 2009, the subsidiary assigned and transferred the project construction loan documents to Beal Bank Nevada (Beal Bank). In connection with the assignment, the joint venture executed an amended and restated loan agreement, an amended and restated promissory note and related loan documents with Beal Bank (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing.

As of September 30, 2009, capital contributions to the joint venture totaled $101.3 million, of which we contributed $42.2 million and Canyon-Johnson contributed $59.1 million. The next advance under the Beal Bank loan agreement is expected to occur in mid-2010 and thereafter advances are expected to be made monthly until the loan is fully funded. As a condition to further funding from the Beal Bank loan agreement, the joint venture must invest at least $180 million. Previously, when Corus was the construction lender, the joint venture was required to invest total equity of $128 million ($53 million from us and $75 million from Canyon-Johnson). As a result of changing construction lenders, $52 million of additional equity is now required. The joint venture is currently pursuing third parties to fund all or a portion of the $52 million. To the extent acceptable third-party or other financing is not secured, the joint venture may be obligated to fund the additional capital necessary to meet the $180 million pre-funding requirement under the Beal Bank loan agreement.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City of Austin voters. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and one commercial site. The joint venture is currently processing permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At September 30, 2009, our investment in the Crestview Station project totaled $3.5 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. To the extent the joint venture does not have funds available, we and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance and scheduled principal payments beginning in 2011.

Residential. As of September 30, 2009, the number of our residential developed lots, lots under development and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	2	-	-	2
Calera Drive	8	-	-	8
Verano Drive	67	-	-	67
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Phase II and III Townhomes	-	-	221	221
Phase III	-	89	-	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-familyb	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	59	-	57	116
Total Residential Lots	181	89	2,292	2,562

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. The timing for development of these properties has not been determined. While we may be proceeding with approved infrastructure projects on some of these properties, they are not considered to be “under development” for disclosure in this table unless other development activities necessary to fully realize the properties’ intended final use are in progress or scheduled to commence in the near term.

b.	Represents 1,860 potential units on 174 acres.

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of September 30, 2009, two courtyard homes at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of September 30, 2009, two Mirador estate lots remained unsold.

Wimberly Lane. Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots. As of September 30, 2009, one Wimberly Lane lot remained unsold.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included our contracts with three national homebuilders to complete the construction and sales of 494 lots. As of September 30, 2009, 30 lots remained unsold and 24 lots are expected to be sold in the fourth quarter of 2009 for $1.6 million. The remaining six lots are expected to be sold for $0.4 million in the first quarter of 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing development contracts with other homebuilders for the remaining lots. One lot was sold in August 2009 for $0.1 million and 29 lots remained unsold as of September 30, 2009. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of September 30, 2009, the number of square feet of our commercial property developed, under development and our potential development are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

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

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. The timing for development of these properties has not been determined. While we may be proceeding with approved infrastructure projects on some of these properties, they are not considered to be “under development” for disclosure in this table unless other development activities necessary to fully realize the properties’ intended final use are in progress or scheduled to commence in the near term.

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,300-square-foot bank building within this retail complex. As of September 30, 2009, the retail complex was 84 percent leased and the bank building is leased through 2022.

Circle C. During the third quarter of 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. Leasing for the two retail buildings is under way with 32 percent of the 21,000-square-foot retail complex leased as of September 30, 2009. We expect the 21,000-square-foot retail complex to be substantially leased by the end of 2009.

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

Lantana. Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto. As of September 30, 2009, occupancy was 71 percent for the original office building and 94 percent for the second office building. We are actively pursuing tenants to fill the available office space at this property. As of September 30, 2009, we had remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and considering opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Revenues:
Real estate operations	$2,181	$5,751	$5,070	$12,786
Commercial leasing	1,163	1,158	3,296	3,278
Total revenues	$3,344	$6,909	$8,366	$16,064

Operating loss	$(2,375)	$(1,147)	$(7,904)	$(4,270)

Benefit from income taxes	$844	$268	$2,448	$660

Net loss attributable to Stratus common stock	$(1,553)	$(447)	$(4,734)	$(1,851)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 10). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary operating results for real estate operations follow (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Revenues:
Developed property sales	$2,116	$5,691	$4,201	$11,953
Undeveloped property sales	-	-	-	41
Commissions, management fees and other	65	60	869	792
Total revenues	2,181	5,751	5,070	12,786

Cost of sales, including depreciation	(2,760)	(5,007)	(6,982)	(11,310)
General and administrative expenses	(1,134)	(1,482)	(3,636)	(4,538)

Operating loss	$(1,713)	$(738)	$(5,548)	$(3,062)

Developed Property Sales. Residential property sales for the third-quarter and nine-month periods of 2009 and 2008 included the following (revenues in thousands):

	Third Quarter
	2009		2008
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 549	1	$ 643
Verano Drive	1	450	3	1,875

Circle C
Meridian	16	1,117	48	3,173
Total Residential	18	$ 2,116	52	$ 5,691

	Nine Months
	2009		2008
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	2	$ 1,149	2	$ 1,278
Wimberly Lane Phase II
Standard Homebuilder	-	-	1	265	a
Verano Drive	1	450	3	1,875

Circle C
Meridian	39	2,602	103	7,125

Deerfieldb	-	-	21	1,410
Total Residential	42	$ 4,201	130	$ 11,953

a.	Includes $0.1 million for homebuilder contract termination fee.
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

The decrease in developed property sales revenues to $2.1 million for the third quarter of 2009 and $4.2 million for the first nine months of 2009, from $5.7 million for the third quarter of 2008 and $12.0 million for the first nine months of 2008 resulted from a lower number of lots sold primarily caused by deterioration of demand and available financing in the real estate market as further discussed under “Overview.” Although real estate market conditions have resulted in fewer lot sales, we have not made significant changes to our lot prices.

Cost of Sales. Cost of sales totaled $2.8 million for the third quarter of 2009, $5.0 million for the third quarter of 2008, $7.0 million for the first nine months of 2009 and $11.3 million for the first nine months of 2008, and includes cost of property sold, ongoing project expenses and allocated overhead costs, partially offset by reductions for certain Municipal Utility District (MUD) reimbursements. Accordingly, while profit margins on developed property sales remain positive, the inclusion of ongoing project expenses and allocated overhead costs in cost of sales results in a negative gross margin. Most of the sales for the 2009 and 2008 periods were Circle C lots, which have lower profit margins than Barton Creek lots. Cost of sales also included reductions for Barton Creek MUD reimbursements totaling less than $0.1 million for the third quarter and first nine months of 2009 and $0.1 million for the first nine months of 2008.

We are projecting continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. and Austin real estate markets.

General and Administrative Expenses. Consolidated general and administrative expenses increased to $1.8 million for the third quarter of 2009 from $1.7 million for the third quarter of 2008, and increased to $5.8 million for the first nine months of 2009 from $5.3 million for the first nine months of 2008, primarily because of higher fees for professional services associated with SEC filings. General and administrative expenses allocated to real estate operations decreased to $1.1 million for the third quarter of 2009 from $1.5 million for the third quarter of 2008, and decreased to $3.6 million for the first nine months of 2009 from $4.5 million for the first nine months of 2008 primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of lower projected real estate operations revenues.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2009	2008	2009	2008
Rental income	$1,163	$1,158	$3,296	$3,278
Rental property costs	(788)	(944)	(2,405)	(2,683)
Depreciation	(353)	(382)	(1,051)	(1,064)
General and administrative expenses	(684)	(241)	(2,196)	(739)
Operating loss	$(662)	$(409)	$(2,356)	$(1,208)

Rental Income. While rental income for the 2009 periods approximated the 2008 periods, rental income from 7500 Rialto was $0.1 million lower in each of the 2009 periods because of higher vacancies, compared to the 2008 periods; however, these 2009 decreases were offset by additional rental income from the new leases in 2009 at Barton Creek Village and 5700 Slaughter.

Rental Property Costs. Rental property costs decreased to $0.8 million for the third quarter of 2009 from $0.9 million for the third quarter of 2008 and $2.4 million for the first nine months of 2009 from $2.7 million for the first nine months of 2008. The decrease in rental property costs in the 2009 periods is primarily the result of a decrease in personnel and operating costs associated with the property management function, which was outsourced to a third party in the fourth quarter of 2008. The decrease in the 2009 nine-month period was partly offset by higher costs from 5700 Slaughter, which commenced operations in July 2008.

General and Administrative Expenses. General and administrative expenses from commercial leasing increased to $0.7 million for the third quarter of 2009 from $0.2 million for the third quarter of 2008, and increased to $2.2 million for the first nine months of 2009 from $0.7 million for the first nine months of 2008, primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of lower projected real estate operations revenues.

Non-Operating Results
Interest Income and Other. Interest income totaled $0.1 million in the third quarter of 2009, $0.3 million in the third quarter of 2008, $0.3 million in the first nine months of 2009 and $1.4 million in the first nine months of 2008. The decrease in interest income in the first nine months of 2009 primarily reflects $0.6 million less of Barton Creek MUD reimbursements. Interest income included interest on Barton Creek MUD reimbursements totaling $0.1 million in the third quarter of 2009, $0.2 million in the third quarter of 2008, $0.3 million in the first nine months of 2009 and $0.9 million in the first nine months of 2008. Additionally, the decrease in interest income reflects a decrease in average cash balances during the 2009 periods compared to the 2008 periods.

We recorded other income of $0.6 million in the first nine months of 2009 for a forfeited deposit in connection with the termination of a homebuilder contract for certain lots in the Circle C community.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $0.2 million in the first nine months of 2009, reflecting the assignment of the W Austin Hotel & Residences construction loan to a Stratus subsidiary (see Note 4).

Gain (Loss) on Interest Rate Cap Agreement. We recognized a loss on the interest rate cap agreement of less than $0.1 million in the third quarter of 2009, a gain of less than $0.1 million in the first nine months 2009, and losses of $0.1 million in the 2008 periods, reflecting the impact of changing interest rates on the fair value of this derivative instrument (see Note 5).

Equity in Unconsolidated Affiliate’s (Loss) Income. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s (losses) earnings decreased to $(0.1) million for the third quarter of 2009 from $0.1 million for the third quarter of 2008, and decreased to $(0.3) million for the first nine months of 2009 from $0.4 million for the first nine months of 2008. The decrease in our equity in Crestview Station’s (losses) earnings primarily reflects the losses recognized by Crestview Station in the 2009 periods, as there were no sales during the first nine months of 2009.

Benefit from Income Taxes. We recorded an income tax benefit of $0.8 million for the third quarter of 2009, $0.3 million for the third quarter of 2008, $2.4 million for the first nine months of 2009 and $0.7 million for the first nine months of 2008. The difference between our consolidated effective income tax rates for the first nine months of 2009 and 2008 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to nonconrolling interest in subsidiary totaled less than $0.1 million in the third quarter of 2009, $0.1 million in the third quarter of 2008, $0.3 million in the first nine months of 2009 and $0.2 million in the first nine months of 2008 related to the W Austin Hotel & Residences project (see Note 4).

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2009, we had $24.9 million in cash and cash equivalents and $31.8 million in availability under our $45 million revolving credit facility, which matures in May 2010. In May 2009, we began making additional capital contributions to the W Austin Hotel & Residences project joint venture. Through September 30, 2009, we have funded $42.2 million and Canyon-Johnson has funded $59.1 million. Without additional financing, the joint venture may be obligated to fund approximately $79 million for the project costs after October 1, 2009, until funds under the Beal Bank loan agreement are available. The joint venture is actively seeking other financing options to fund the balance of the project costs that will not be funded by the construction loan once we and Canyon-Johnson have funded the required capital commitments (see Notes 4 and 12).

Comparison of Nine-Months 2009 and 2008 Cash Flows
Cash used in operating activities increased to $26.2 million during the first nine months of 2009, compared with $10.7 million during the first nine months of 2008, primarily because of a $7.8 million decrease in proceeds from developed property sales, a $10.7 million increase in cash used in development of real estate properties, a $1.7 million decrease in MUD reimbursements and a $1.3 million distribution of income from our unconsolidated affiliate, Crestview Station, received in the first nine months of 2008. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first nine months of 2009 and 2008 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($26.6 million in 2009 and $10.4 million in 2008), and the Barton Creek, Lantana and Circle C communities. We received Barton Creek MUD reimbursements totaling $4.6 million in the first nine months of 2009 and $6.2 million in the first nine months of 2008. Capital expenditures for the W Austin Hotel & Residences project, including both residential and commercial leasing expenditures, are expected to approximate $26 million for the fourth quarter of 2009 and $110 million for the year 2010.

Cash used in investing activities totaled $13.3 million during the first nine months of 2009 and $8.6 million during the first nine months of 2008. Commercial leasing development expenditures for the first nine months of 2009 and 2008 included development costs for the W Austin Hotel & Residences project totaling $26.8 million in 2009 and $9.7 million in 2008. Other expenditures for commercial leasing properties primarily related to Barton Creek Village in the 2008 period. We also contributed capital of $1.5 million to Crestview Station in the first nine months of 2009 and received distributions representing a partial return of our investment in Crestview Station totaling $2.4 million in the first nine months of 2008. Crestview Station generated proceeds from sales in the 2008 period but had no sales or cash proceeds in the 2009 period. In addition, we received proceeds from matured U.S. treasury securities of $15.4 million in the first nine months of 2009.

Cash provided by financing activities totaled $47.3 million during the first nine months of 2009, which included $33.4 million of noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project, $10.2 million in net borrowings from our revolving credit facility and $4.7 million in net borrowings from the Barton Creek Village term loan. Other debt repayments totaled $0.5 million, including a $250,000 payment to terminate the W Austin Hotel & Residences project loan with Corus (see “Development and Other Activities”). In the first nine months of 2009, we used $0.4 million to repurchase shares of our common stock on the open market (see below). Cash provided by financing activities totaled $15.3 million during the first nine months of 2008, which included $16.7 million of noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project and $2.1 million of borrowings from the W Austin Hotel & Residences project loan, partly offset by $2.8 million of financing costs. In the first nine months of 2008, we used $0.5 million to repurchase shares of our common stock.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the third quarter of 2009, there were no purchases under this program. A total of 161,145 shares remain available under this program as of September 30, 2009. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005, of which $0.9 million remained at September 30, 2009. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At September 30, 2009, we had total debt of $76.0 million, compared with $63.4 million at December 31, 2008. Our debt outstanding at September 30, 2009 consisted of the following:

•
$10.2 million of borrowings outstanding and $2.9 million of letters of credit issued under our $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $31.8 million. The revolving credit facility matures in May 2010.

•
$40.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.1 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018.

•
$4.7 million of borrowings outstanding under a term loan secured by Barton Creek Village. The note bears interest at 6.25 percent per annum and matures in April 2014. Payments of interest and principal are due monthly beginning May 1, 2009.

Pursuant to an October 21, 2009, loan agreement with Beal Bank, the joint venture for the W Austin Hotel & Residences may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs. Amounts borrowed under the Beal Bank loan agreement will bear interest at an annual rate equal to The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¼ percent. The outstanding principal is due at maturity on October 21, 2014 (see Note 12).

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

 Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our controls and procedures were effective as of the end of September 30, 2009.

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock we repurchased during the three months ended September 30, 2009.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programsa	the Plans or Programsa
July 1 to 31, 2009	-	-	-	161,145
August 1 to 31, 2009	-	-	-	161,145
September 1 to 30, 2009	-	-	-	161,145
Total	-	-	-

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005. At September 30, 2009, $0.9 million remained under the Comerica agreement for purchases of common stock.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  November 6, 2009

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

10.1	Amended and Restated Construction Loan Agreement dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.	X

10.2	Amended and Restated Promissory Note dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

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