Form 10-K
period 2009-12-31
STRATUS PROPERTIES INC
filed 2010-03-31
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              ☑ Yes 0 No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ÿ☐ Yes ÿ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  0 Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer   ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $42.5 million on March 15, 2010, and approximately $26.0 million on June 30, 2009.

Common stock issued and outstanding was 7,462,617 shares on March 15, 2010, and 7,435,133 shares on June 30, 2009.

PART I

Items 1. and 2.  Business and Properties

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

Overview

We are engaged in the acquisition, development, management, operation and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We primarily generate revenues from sales of developed properties and through rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development or undeveloped properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2009, that comprise our principal properties are presented in the following table. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2009, we own only two lots with homes that have already been built on them (the Calera Court Courtyard homes). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been obtained. The undeveloped acreage shown in the table is presented according to anticipated uses for single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold "as is" (i.e., no infrastructure or development work has begun on such property).

		Acreage
		Developed or Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	122	119	249	368		736	749	28	777	1,513
Lantana	-	-	-	-		-	-	223	223	223
Circle C	42	-	-	35		35	148	352	500	535
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	164	119	249	405		773	897	605	1,502	2,275

a.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at December 31, 2009, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in the Circle C Ranch (Circle C) community.

The following table summarizes the estimated development potential of our Austin-area acreage as of December 31, 2009:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	464	1,860	1,590,000	23,000
Circle C	57	-	760,000	200,000
Lantana	-	-	1,365,000	400,000
Austin 290 Tract	-	-	-	20,000
Total	521	1,860	3,715,000	643,000

For 2009, the only commercial leasing property that exceeded ten percent or more of our total assets or represented ten percent or more of our aggregate gross revenue was 7500 Rialto. This property provided 77 percent of our 2009 Commercial Leasing revenues and 32 percent of our 2009 total revenues. We currently have ten tenants at 7500 Rialto who are involved in computer electronics, medical devices, restaurant management and engineering, among other businesses. The two largest tenants, Arthocare Corporation and ST-Ericsson Inc., each generated approximately ten percent of our 2009 total revenues and occupy approximately 25 percent each of leased square footage at 7500 Rialto. The first 75,000-square-foot building at 7500 Rialto became available for lease in 2002 and the second 75,000-square-foot building became available for lease in September 2006. A summary of the average occupancy rates and average rentals per square foot for 7500 Rialto and for our total portfolio of commercial leasing properties for each of the last five years follows:

	2009	2008	2007	2006	2005
Average occupancy:
7500 Rialto	87%	95%	81%	82%	96%
Total portfolio	79%	87%	79%	82%	96%
Average rentals per square foota:
7500 Rialto	$25.90	$24.78	$22.33	$16.94	$18.17
Total portfolio	$28.40	$27.36	$23.77	$18.56	$18.17

a. Based on revenue for contractual rentals plus expense reimbursements for leased space.

Our scheduled expirations of leased square footage as of December 31, 2009, as a percentage of total leased space follow:

	2010	2011	2012	2013	2014	2015	2017	2018	Thereafter
7500 Rialto	29%	2%	-	25%	8%	11%	25%	-	-
Total portfolio	24%	2%	1%	25%	11%	10%	22%	3%	2%

Of the 24 percent in total lease expirations scheduled in 2010, leases extending the terms to January 2011 or later, for 87 percent of the expiring square footage have been executed during first-quarter 2010.

For information about our operating segments see “Results of Operations” within Item 7. and Note 10.

Company Strategies and Development Activities

Stratus Properties was formed as a corporation in March 1992 to hold, operate and develop the domestic real estate and oil & gas properties of our former parent company. We sold all our oil & gas holdings during the 1990's and we now focus solely on our real estate operations. Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to investigate and pursue opportunities for new projects that offer the possibility of acceptable returns and risks. As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures during the last five years (see discussion below), which has resulted in our debt increasing to $81.1 million at December 31, 2009. We also had cash, cash equivalents and investments in United States (U.S.) treasury securities of $15.4 million at December 31, 2009. We have funded our development activities primarily through sales proceeds, borrowings under our $40.0 million of unsecured term loans and our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 6), which was established as a result of the financing relationship we have built with Comerica Bank (Comerica) over the past several years. In 2002, the City granted final approval of a development agreement (Circle C settlement) and permanent zoning for our real estate located within the Circle C community, thereby establishing all essential municipal development regulations applicable to our Circle C properties for 30 years (see “Development and Other Activities” within Item 7. and Note 9). The credit facility and other sources of financing have increased our financial flexibility and, together with the Circle C settlement, have allowed us to focus our efforts on developing our properties, acquiring other properties and increasing shareholder value. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain bank financing necessary for developing our properties, although our ability to obtain bank financing in the future may be impacted by the current U.S. economic conditions. For further discussion of our operations and current real estate market conditions see Item 1A. and “Real Estate Market Conditions” within Item 7.

Our accomplishments over the last several years include the following:

•	We have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, began in 2007 and was completed in July 2008. Verano Drive includes 71 single-family lots, one of which was sold in 2009 and three were sold in 2008.  As of December 31, 2009, two courtyard homes at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots, one of which was sold in 2007, with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In January 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of December 31, 2009, two Mirador estate lots remained unsold.

Wimberly Lane.  Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots.  As of December 31, 2009, one Wimberly Lane lot remained unsold.

Barton Creek Village.  The first phase of Barton Creek Village includes a 22,000-square-foot retail complex, which was completed in 2007, and a 3,300-square-foot bank building, which was completed in early 2008 and is located within the retail complex. As of December 31, 2009, the retail complex was 81 percent leased and the bank building is leased through January 2023.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2009, we had remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Lantana also includes two 75,000-square-foot office buildings at 7500 Rialto Boulevard. As of December 31, 2009, occupancy was 97 percent for the first 7500 Rialto office building and 94 percent for the second office building.

•	In December 2006, we purchased a city block in downtown Austin, Texas to develop as a multi-use property.

The W Austin Hotel & Residences

In December 2006, we acquired a city block in downtown Austin for $15.1 million to develop a multi-use project. The project, known as the W Austin Hotel & Residences project, is planned for a mixture of hotel, residential, retail, office and entertainment uses on approximately two acres. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P., (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 3). Construction of the $300 million project commenced in the second quarter of 2008 and is currently proceeding as scheduled. However, under the terms of the loan agreement between the joint venture and Beal Bank Nevada (Beal Bank), the joint venture may not obtain additional funding under its $120 million construction loan until each of the joint venture partners contributes an additional $10.0 million in capital and the joint venture obtains an additional $32.0 million in acceptable subordinated debt, preferred equity or common equity financing. At December 31, 2009, the joint venture had drawn an initial advance of $3.4 million under the Beal Bank loan, and had unexpended cash of $0.4 million. Therefore, if either of the joint venture partners is unable to contribute its additional $10.0 million when required, or if the joint venture is unable to obtain acceptable subordinated debt, preferred equity or common equity financing for the additional approximately $32 million, the joint venture would be unable to obtain any additional funding under the Beal Bank loan, and further construction on the project would be delayed until the joint venture could obtain the required additional financing, renegotiate its agreement with Beal Bank, or obtain a facility to replace the Beal Bank loan. There is no assurance that the joint venture would be successful in this regard which could adversely affect the recovery of our investment in this project. See Notes 3 and 6 for additional discussion regarding financing for the W Austin Hotel & Residences project.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area properties.

Circle C Community

The Circle C settlement, effective August 2002, firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. In 2004, we amended our Circle C settlement to modify the permits and approvals necessary to develop 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2009, we have permanently used $8.9 million of our City-based incentives including cumulative sales of $4.3 million to other developers, and we also have $2.0 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2009, available Credit Bank capacity was $4.2 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City, as amended in 2004. Our 800-lot Meridian project within the Circle C community included our contracts with three national homebuilders to complete the construction and sales of the first 494 lots at Meridian over four phases. Phases one and two consisted of 134 lots each, phase three consisted of 108 lots and phase four consisted of 118 lots. As of December 31, 2009, 13 lots remained unsold under these contracts, all of which were sold in the first quarter of 2010 for $0.9 million.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in 2007 and substantial completion occurred in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing contracts with other homebuilders for the remaining lots. The final phase of Meridian is expected to consist of 57 one-acre lots.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. In the third quarter of 2008, we completed the construction of two retail buildings totaling 21,000 square feet at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot building on an existing ground lease. As of December 31, 2009 occupancy was approximately 53 percent for the two retail buildings. We have entered into new leases for the two retail buildings at 5700 Slaughter and we expect occupancy for both buildings to reach 93 percent in early 2010.

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

•	We believe that we have the potential right to receive approximately $8.2 million of future reimbursements associated with previously incurred Barton Creek utility infrastructure development costs.

At December 31, 2009, we had approximately $1.2 million of expected future reimbursements of previously incurred costs recorded as a component of real estate on our balance sheet. The remaining potential future reimbursements are not recorded on our balance sheet because they relate to costs incurred prior to the 1995 formation of the Barton Creek Municipal Utility District (MUD). Since these costs pre-date the formation of the MUDs, there is less certainty in their potential reimbursement. Costs incurred after the 1995 formation of the MUDs were capitalized into property costs and subsequently expensed through cost of sales as properties sold. A significant portion of the substantial additional costs, which we will incur in the future as our development activities at Barton Creek continue, is expected to be eligible for reimbursement. We received total infrastructure reimbursements, comprised of Barton Creek MUD reimbursements, of $7.0 million during 2009 and $7.2 million during 2008. As discussed in “Results of Operations” within Item 7., we account for MUD reimbursements as reductions to cost of sales, reductions in capital expenditures and interest income.

•	We formed a joint venture in November 2005 to purchase and develop a multi-use property in Austin, Texas.

Crestview Station

In 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the future commuter rail line approved by City voters. With Trammel Crow, we have completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single family component of Crestview Station and one commercial site. The joint venture is currently processing permits to develop the residential portion of Crestview Station as a 450-unit transit-oriented neighborhood. At December 31, 2009, our investment in the Crestview Station project totaled $3.4 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million (see Note 5).

Competition

The real estate development business is highly competitive and fragmented. We compete against numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing, and potential buyers with entities that may possess greater financial, marketing, or other resources than we have. Competition for potential buyers has been intensified by an increase in the number of available residential properties resulting from current conditions in the real estate market.  Our prospective customers generally have a variety of choices of new and existing homes and homesites when considering a purchase. We attempt to differentiate our products primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

The real estate investment industry is highly fragmented among individuals, partnerships and public and private entities, with no dominant single entity or person. Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for prospective tenants. As a result of the decline in the real estate market, vacancies for commercial properties have increased, which further increases competition for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, and the design and condition of improvements.

Credit Facility and Other Financing Arrangements

Acquiring and maintaining adequate financing is an important element of our business. For information about our credit facility and other financing arrangements, see “Credit Facility and Other Financing Arrangements” within Item 7. and Note 6.

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

Employees

At December 31, 2009, we had a total of 26 employees located at our Austin, Texas headquarters. We do not have any union employees. We believe we have a good relationship with our employees. Since January 1, 1996, numerous services necessary for our business and operations, including certain executive, administrative, accounting, financial, tax and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement.  FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc.  Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

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

Our business is affected by local, national and worldwide economic conditions and the condition and levels of activity in the U.S. real estate industry. A decline in economic conditions could result in a lower level of economic activity, decreased real estate development and increased uncertainty regarding real estate prices and the capital and credit markets. A continuing low level or worsening of real estate development could have a material adverse effect on our business, which may also adversely affect our revenues. If the capital and credit markets experience volatility and funds remain limited, we may incur increased costs associated with any additional financing we may require for future operations.

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

We currently participate in two joint ventures and may participate in other joint ventures in the future.  We could be adversely impacted if any of our joint venture partners would fail to fulfill their obligations or if we had disagreements with any of our joint venture partners that were not satisfactorily resolved.

We currently have investments in and commitments to two joint ventures with unrelated parties to develop land and we may participate in other joint ventures in the future. Under existing joint venture agreements, we and our joint venture partners could be required to, among other things, provide guarantees of obligations or contribute additional capital until specified capital contribution requirements are met and we may have little or no control over the amount or timing of these obligations.  In some circumstances, decisions of the joint venture are made by unanimous vote of the partners. If there is a further downturn in the U.S. real estate industry and market and economic conditions, our existing joint ventures or the joint venture partners may become unable or unwilling to fulfill their economic or other obligations.  If our joint venture partners are unable or unwilling to fulfill their obligations or if we have any unresolved disagreements with our joint venture partners, we may be required to fulfill those obligations alone, expend additional resources to continue development of projects or delay further construction of projects, or we may be required to write down our investments at amounts that could be significant.

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

Any unresolved disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint ventures or our other business.

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

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic environment has caused a contraction in the availability and an increase in the cost of credit in the marketplace. Because of these factors and the uncertainties that exist in the economy and for real estate developers in general, we cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plan, enhance our existing projects, complete projects or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Our indebtedness could adversely affect our operating results and financial condition.

As of December 31, 2009, the outstanding principal amount of our indebtedness was $81.1 million. Our level of indebtedness could have important consequences. For example, it could:

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

The U.S. real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions, which significantly deteriorated during late 2008 and early 2009, and events, such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

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

Our real estate operations are dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences. Many mortgage lenders and investors in mortgage loans have experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. These factors have led to a decrease in the availability of financing and an increase in the cost of financing. These issues in the mortgage lending industry could adversely affect potential purchasers of our properties, negatively affecting demand for our properties.

If the market value of our land and developments declines, our results of operations will likely decrease.

The market value of our land and our developments depend on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If real estate demand decreases below what we anticipated when we acquired our properties, we may not be able to recover our investment in such property through sales or leasing, and our profitability may be adversely affected.  If there is a further decline in the real estate market and/or general economic condition, we may have additional write-downs to the carrying values of our properties and/or be required to sell property at a loss.

If we don't generate sufficient taxable income within certain carryforward periods under applicable tax law, we will not be able to realize the carrying amounts of our deferred tax assets.

Although we have reported losses in 2009 and 2008, based on our expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, we have concluded that it is more likely than not that we will be able to realize certain of our deferred tax assets. However, realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. Should actual results differ materially from our estimates, we may be required to record valuation allowances and reduce the carrying amounts of our deferred tax assets, which could materially impact our results of operations.

Unfavorable changes in market and economic conditions could negatively impact occupancy or rental rates, which could negatively affect our profitability.

A further decline in the real estate market and economic conditions could significantly affect rental rates. Occupancy and rental rates in our market, in turn, could significantly affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our market include the following:

•	a further deterioration in economic conditions;

•	local conditions, such as oversupply of office space, a decline in the demand for office space or increased competition from other available office buildings;

•	the inability or unwillingness of tenants to pay their current rent or rent increases; and

•	declines in market rental rates.

We cannot predict with certainty whether any of these conditions will occur or whether, and to what extent, they will have an adverse effect on our operations.

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

Several special interest groups have long opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located. We have actively opposed these actions and do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has existed in the Austin area and the opposition of these special interest groups, there can be no assurance that our expectations will prove correct.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the The Nasdaq Stock Market (NASDAQ) under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices of Stratus’ common stock, as reported by NASDAQ.

	2009		2008
	High	Low	High	Low
First Quarter	$14.57	$4.52	$33.95	$23.98
Second Quarter	11.18	5.33	30.49	16.86
Third Quarter	8.60	4.50	30.75	15.72
Fourth Quarter	11.60	7.54	27.91	10.10

As of March 15, 2010, there were 578 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The decision whether or not to pay dividends and in what amounts is within the discretion of our Board of Directors. However, our current ability to pay dividends is also restricted by terms of our credit agreement, as discussed in Item 7. and Note 6.

The following table sets forth shares of our common stock that we repurchased during the three-month period ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programsa	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programsa
October 1 to 31, 2009	-	$-	-	161,145
November 1 to 30, 2009	-	-	-	161,145
December 1 to 31, 2009	-	-	-	161,145
Total	-	-	-

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our loan agreement with Comerica provides a limit of $6.5 million for our common stock repurchases after September 30, 2005. At December 31, 2009, $0.9 million remained available under the Comerica agreement for purchases of our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to Stratus Properties Inc. and its consolidated subsidiaries and joint venture. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business and Properties” and “Risk Factors” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements located in Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management, operation and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. We primarily generate revenues from sales of developed properties and through rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development or undeveloped properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2009, that comprise our principal development projects are presented in the following table.

		Acreage
		Developed or Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	122	119	249	368		736	749	28	777	1,513
Lantana	-	-	-	-		-	-	223	223	223
Circle C	42	-	-	35		35	148	352	500	535
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	164	119	249	405		773	897	605	1,502	2,275

a.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at December 31, 2009, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in Circle C.

The sharp decline in the real estate market, among other factors, significantly impacted our consolidated financial results. In 2009, we reported $10.8 million of revenues and a net loss of $5.9 million, compared to $18.8 million of revenues and a net loss of $3.8 million in 2008. During the fourth quarter of 2008, we recognized impairment charges of $0.3 million ($0.2 million to net loss or $0.02 per share).

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

In addition to the traditional influence of state and federal government employment levels on the local economy, in recent years the Austin area has experienced significant growth in the technology sector. The Austin-area population increased approximately 37 percent between 1999 and 2009, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 1999 through 2008, rising by 19 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1999 and 2008, sales tax receipts in Austin rose by approximately 45 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin’s five-county metro area population and median family income for 1989, 1999 and the most current information available for 2008 and 2009, based on U.S. Census Bureau data and City of Austin data.

City of Austin
Income
Population
$80
$70
$60
$50
$40
$30
$20
$10
$0
Median Family Income
(in thousands)
1.8
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
Metro Family Population
(in millions)
$33,481
846,227
$54,091
1,249,763
$64,311
1,706,022
1989
1999
2008
2009

Based on the City of Austin’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2008 (the latest period for which data is available).
Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City). Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005 through mid-2007, market conditions improved. Beginning in the third quarter of 2007, market conditions began to weaken. The December 31, 2009 and 2008 vacancy percentages for various types of developed properties in Austin are noted below.

December 31,
	2009	2008
Building Type	Vacancy Factor
Industrial Buildings	22% a	16% a
Office Buildings (Class A)	25% a	19% a
Multi-Family Buildings	10% b	9% b
Retail Buildings	9% b	7% b

a.	CB Richard Ellis: Austin MarketView
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

Recent economic conditions have also resulted in a general decline in leasing activity across the U.S., and have caused vacancy rates to increase in most markets, including Austin, Texas. Investment sales activity in the U.S. declined sharply during 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of recent heightened investment activity, and the resulting gap between buyer and seller expectations of value.

U.S. credit markets have yet to fully recover, and this continuing issue is impacting the broader U.S. economy. Commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending market, materially impacting liquidity in the real estate debt markets, making financing terms for owners of retail properties less attractive, and in certain cases resulting in the unavailability of certain types of debt financing. Tighter lending standards and higher borrowing costs have exerted downward pressure on the value and liquidity of real estate assets which will impact the values we could obtain from the sale of our properties. These factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining such financing. Our future performance will, in part, be dependent upon the recovery of the credit markets and the underlying strength of the U.S. economy. Given the current business climate in which we are operating and the numerous uncertainties related to our business, including the rate of sales, sales prices, and mortgage constraints, it is difficult to project operating and financial results for 2010 and later years.

We continue to focus on our near-term goal of developing our properties and projects in a difficult economic climate and our long-term goal of maximizing the value of our development communities. We believe that Austin, Texas, continues to be a very desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are increasingly difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our long-term success will depend on our ability to maximize the value of our real estate through obtaining additional required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain financing necessary for developing our properties, although our ability to obtain financing in the future, as well as the cost of such financing, may be negatively impacted by current U.S. economic conditions. See “Risk Factors” located in Item 1A.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statements under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our real estate and commercial leasing assets, our allocation of overhead costs, revenue recognition and deferred tax assets.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

• Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate held for use, which includes commercial leasing assets and properties under development, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for its real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, infrastructure costs and financing costs regarding real estate assets. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated development costs and costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during 2009, but during 2008 we recorded impairment charges of $0.3 million related to properties in our Barton Creek community (see Note 1).

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

• Revenue Recognition.  The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (i) at what point in time revenue is earned, (ii) whether contingencies exist that impact the timing of recognition of revenue and (iii) how and when such contingencies will be resolved. The timing of revenue recognition could vary if different judgments were made. Our revenues subject to the most judgment are property sales revenues. Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when we have completed our obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when we have signed sales agreements and have determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, our assessment of the buyer’s credit standing and our assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it. We recognize our rental income based on the terms of our signed leases with tenants on a straight-line basis. We recognize sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed.

• Deferred Tax Assets.  The carrying amounts of deferred tax assets are required to be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Although we have reported losses in 2009 and 2008, based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, we have concluded it is more likely than not we would be able to realize certain of our deferred tax assets. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. Should actual results differ materially from our estimates, we may need to record valuation allowances, which could materially impact our results of operations in future periods (see Note 7).

• Allocation of Overhead Costs.  We capitalize a portion of our direct overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in development activities. In connection with this procedure, we periodically evaluate our “corporate” personnel activities to quantify the amount of time, if any, associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. We capitalize only direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project manager and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to our Chief Executive Officer and Chief Financial Officer.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In December 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. In May 2007, we announced our proposed partnership with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project. The grand opening for the onsite sales center was held in conjunction with the groundbreaking ceremony in October 2007. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson for the development of the project (see Note 3). Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled. We anticipate the hotel will open in the fourth quarter of 2010. Condominium residences will be completed on a floor-by-floor basis. We anticipate that completion of the condominium residences will begin in the fourth quarter of 2010 and continue through mid-2011. We currently consolidate the joint venture with Canyon-Johnson because the project is considered a variable interest entity (VIE) and we are considered the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE or that we are no longer the primary beneficiary of the entity, the project will be deconsolidated from our financial statements (see Note 3).

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

As of December 31, 2009, capital contributions to the joint venture totaled $128.2 million, of which we contributed $53.0 million and Canyon-Johnson contributed $75.2 million. The next advance under the Beal Bank loan agreement is expected to occur in mid-2010 and thereafter advances are expected to be made monthly until the loan is fully funded.  As a condition to further funding from the Beal Bank loan agreement, the joint venture must invest at least $180 million in the project.  Previously, when Corus was the construction lender, the joint venture was required to invest total equity of $128 million ($53 million from Stratus and $75 million from Canyon-Johnson).  As a result of changing construction lenders, approximately $52 million of additional equity was required.

On December 16, 2009, we and Canyon-Johnson amended the operating agreement for the joint venture to provide that each partner will make an additional $10 million contribution to the joint venture, as needed, to fund construction costs. In connection with the amended agreement, our required capital contributions increased from $53 million to $63 million, and Canyon-Johnson’s increased from $75 million to $85 million, reducing the additional equity required from approximately $52 million to approximately $32 million.

The joint venture is currently pursuing third parties to fund all or a portion of the $32 million.  To the extent acceptable third-party or other financing is not secured, the joint venture may be obligated to fund the additional capital necessary to meet the $180 million pre-funding requirement under the Beal Bank loan agreement. If the joint venture does not secure project financing from a third-party lender or investor, of if Stratus or Canyon-

Johnson is unable to make required additional future capital contributions to the joint venture, the joint venture may be required to delay further construction of the project until additional financing is available.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City voters. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single family component of Crestview Station and one commercial site. The joint venture is currently processing permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At December 31, 2009, our investment in the Crestview Station project totaled $3.4 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. To the extent the joint venture does not have funds available, we and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance and scheduled principal payments beginning in 2011 (see Note 5). We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of December 31, 2009, the number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total

Barton Creek:
Calera:
Calera Court Courtyard Homes	2	-	-	2
Calera Drive	8	-	-	8
Verano Drive	67	-	-	67
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Townhomes	-	-	221	221
Phase III	-	-	89	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	42	-	57	99
Total Residential Lots	164	-	2,381	2,545

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of December 31, 2009, two courtyard homes at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of December 31, 2009, seven Amarra Drive Phase I lots remain unsold. In January 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of December 31, 2009, two Mirador estate lots remained unsold.

Wimberly Lane. Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots. We entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. We sold the last homebuilder lot in January 2008 and have one Wimberly Lane lot remaining for sale.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included our contracts with three national homebuilders to complete the construction and sales of 494 lots. As of December 31, 2009, 13 lots remained unsold under these contracts, all of which were sold in the first quarter of 2010 for $0.9 million.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in 2007 and substantial completion occurred in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing development contracts with other homebuilders for the remaining lots. One lot was sold in August 2009 for $0.1 million and 29 lots remain unsold as of December 31, 2009. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of December 31, 2009, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total

Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
5700 Slaughter	21,000	-	-	21,000
Parkside Village	-	80,000	-	760,000
Tract 110	-	-	760,000	80,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Advanced Micro Devices Option Tract	-	-	100,000	100,000
Tract GR1	-	-	325,000	325,000
Tract G05	-	-	260,000	260,000
Tract G06	-	-	400,000	400,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	80,000	4,278,000	4,555,000

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

Barton Creek. The first phase of Barton Creek Village includes a 22,000-square-foot retail complex and a 3,300-square-foot bank building within this retail complex. As of December 31, 2009, the retail complex was 81 percent leased and the bank building is leased through January 2023.

Circle C. During the third quarter of 2008, we completed the construction of two retail buildings totaling 21,000 square feet at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of December 31, 2009, occupancy was approximately 53 percent for the two retail buildings. We have entered into new leases for the two retail buildings at 5700 Slaughter and we expect occupancy for both buildings to reach 93 percent in early 2010.

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

Lantana. Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto Boulevard. As of December 31, 2009, occupancy was 97 percent for the original office building and 94 percent for the second office building.  As of December 31, 2009, we had remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements. Lantana also includes 100,000 square feet of potential development for commercial property under an option contract with Advanced Micro Devices, Inc. (NYSE: AMD).

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	2009	2008
Revenues:
Real estate operations	$6,257	$14,310
Commercial leasing	4,528	4,473
Total revenues	$10,785	$18,783

Operating loss	$(9,878)	$(7,258)

Benefit from income taxes	$3,038	$1,734

Net loss attributable to Stratus common stock	$(5,904)	$(3,837)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 10). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary real estate operating results follow (in thousands):

	2009	2008
Revenues:
Developed property sales	$5,331	$13,231
Undeveloped property sales	-	40
Commissions, management fees and other	926	1,039
Total revenues	6,257	14,310

Cost of sales, including depreciation
and long-lived asset impairments	(8,509)	(13,482	)a
General and administrative expenses	(4,784)	(6,496)

Operating loss	$(7,036)	$(5,668)

a.	Includes long-lived asset impairments of $0.3 million (see Note 1).

Developed Property Sales. Property sales for the last two years follow (revenues in thousands):

	2009		2008
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Court Courtyard Homes	2	$ 1,149	2	$ 1,278
Wimberly Lane Phase II
Standard Homebuilder	-	-	1	265	a
Verano Drive	1	450	3	1,875

Circle C
Meridian	56	3,732	120	8,403

Deerfield	-	-	21	1,410
Total Residential	59	$ 5,331	147	$ 13,231

a.	Includes $0.1 million for homebuilder contract termination fee.

The decrease in developed property sales revenues to $5.3 million in 2009 from $13.2 million in 2008 resulted from a lower number of lots sold primarily caused by deterioration of demand and available financing in the real estate market as further discussed under “Real Estate Market Conditions.” Although real estate market conditions have resulted in fewer lot sales, we have not made and currently do not intend to make significant changes to our lot prices. The decrease in developed property sales also resulted from a decrease in lot sales at Meridian related in part, to a homebuilder contract termination in the second quarter of 2009, as well as take-downs under existing homebuilder contracts nearing completion. As of January 31, 2010, we had no lots remaining under homebuilder contracts. We are currently pursuing contracts with other homebuilders for the sale of the remaining lots.

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

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $0.9 million in 2009, compared to $1.0 million in 2008, and included sales of our development fee credits to third parties totaling $0.1 million in 2009 and $0.6 million in 2008. We received these development fee credits as part of the Circle C settlement (see Note 9). Commissions, management fees and other revenues decreased from 2008 to 2009 as a result of lower sales of development fee credits, partly offset by an increase in commission income.

Cost of Sales.  Cost of sales includes cost of property sold, project expenses, allocated overhead costs and asset impairments, partly offset by reductions for certain municipal utility district reimbursements (see Note 1). Cost of sales totaled $8.5 million in 2009 and $13.5 million in 2008. Cost of sales for 2009 included reductions totaling less than $0.1 million, compared to $0.1 million in 2008, for Barton Creek Municipal Utility District (MUD) reimbursements. Cost of sales for 2008 also included long-lived asset impairments related to properties in the Barton Creek community of $0.3 million (see Note 1) and $0.4 million of costs incurred for our proposal for the right to develop a new project in downtown Austin, which was awarded to another developer. Cost of sales for 2009 decreased compared to 2008 primarily because of a decrease in developed property sales in 2009. We sold 57 lots (excluding Calera Court Courtyard homes) in 2009 at an average cost of $46,000 per lot, compared to 145 lots (excluding Calera Court Courtyard homes) in 2008 at an average cost of $54,000 per lot. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $4.8 million in 2009 and $4.2 million in 2008 and do not vary significantly with the number of property sales.

We are projecting fewer lot sales in the next several quarters because of the current weakness in the U.S. and Austin real estate markets.

General and Administrative Expenses. Consolidated general and administrative expenses increased to $7.7 million in 2009 from $7.6 million in 2008, primarily because of higher fees for professional services associated with Securities and Exchange Commission (SEC) filings. General and administrative expenses allocated to real estate operations decreased to $4.8 million in 2009 from $6.5 million in 2008, primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of lower real estate operations revenues. For information about the allocation of general and administrative expense to our operating segments, see Note 10.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	2009	2008
Rental income	$4,528	$4,473
Rental property costs	(3,078)	(3,554)
Depreciation	(1,402)	(1,451)
General and administrative expenses	(2,890)	(1,058)
Operating loss	$(2,842)	$(1,590)

Rental Income. Rental income increased in 2009 compared to 2008, primarily because of a $0.2 million increase in rental income at 5700 Slaughter, which includes two retail buildings completed in the third quarter of 2008, and a $0.1 million increase in rental income at Barton Creek Village, partially offset by a $0.2 million decrease in rental income at 7500 Rialto related to a decrease in the occupancy rate of the first office building during the first nine months 2009.

Rental Property Costs. Rental property costs decreased to $3.1 million in 2009 compared to $3.6 million in 2008 primarily as a result of a decrease in personnel and operating costs associated with the property management function, which was outsourced to a third party in the fourth quarter of 2008, partly offset by higher costs from 5700 Slaughter, which commenced operations in July 2008. Occupancy at 7500 Rialto, our largest commercial property, averaged 87 percent in 2009 and 95 percent in 2008, and was 95 percent at December 31, 2009.

General and Administrative Expenses. General and administrative expenses allocated to commercial leasing increased to $2.9 million in 2009 from $1.1 million in 2008, primarily as a result of a lower allocation of general and administrative expenses to the real estate operations segment in 2009 because of lower real estate operations revenues.

Non-Operating Results
Interest Income. Interest income totaled $0.7 million in 2009 and $1.4 million in 2008. The decrease in interest income primarily reflects a decrease of $0.5 million related to lower cash balances and a decrease in Barton Creek MUD reimbursements of $0.3 million. Interest income included interest on Barton Creek MUD reimbursements totaling $0.6 million in 2009 and $0.9 million in 2008.

Other Income, Net. We recorded other income of $0.5 million in 2009, which primarily relates to a $0.6 million forfeited deposit in connection with the termination of a homebuilder contract for the Circle C community.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $0.2 million in 2009, reflecting the assignment of the W Austin Hotel & Residences construction loan to a Stratus subsidiary (see Notes 3 and 6).

Loss on Interest Rate Cap Agreement. We recognized a loss on our interest rate cap agreement totaling less than $0.1 million in 2009 and $0.6 million in 2008, reflecting the impact of changing interest rates on the fair value of this derivative instrument. The interest rate cap agreement relates to the W Austin Hotel & Residences construction loan (see Note 4).

Equity in Unconsolidated Affiliate’s (Loss) Income. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview

Station’s (losses) earnings decreased to $(0.4) million in 2009 from $0.6 million in 2008, primarily reflecting the operating losses recognized by Crestview Station in 2009 because there were no sales.

Benefit from Income Taxes. We recorded an income tax benefit of $3.0 million in 2009 and $1.7 million in 2008. The difference between our consolidated effective income tax rates for 2009 and 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to state income tax expense and other permanent items.

Our net deferred tax assets at December 31, 2009, totaled $8.3 million. Realization of our deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at December 31, 2009 and 2008. The valuation allowances at December 31, 2009, relates to certain net operating loss carryforwards which are not expected to be realized because of limitations imposed under the Internal Revenue Code.

Loss from Discontinued Operations. In June 2008, we revised the amount of Texas margin tax accrued on income earned during 2007, from a shopping center we sold in 2007. The revised accrual resulted in $0.1 million of additional income tax charges related to 2007, which were recognized in 2008.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to noncontrolling interest in subsidiary related to the W Austin Hotel & Residences project totaled $0.3 million in 2009 and $0.4 million in 2008 (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

As a result of weak economic conditions and the sharp decline in the real estate market, including the markets in which we operate, there is uncertainty about the near-term outlook for sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve.

At December 31, 2009, we had $15.4 million in cash and cash equivalents (see Note 1). We also had $12.1 million outstanding and approximately $30 million in availability under our revolving credit facility at December 31, 2009. Our revolving credit facility matures in May 2010 and we have reached a tentative agreement for an extension as discussed below under "Credit Facility and Other Financing Arrangements." In May 2009, we began making additional capital contributions to the W Austin Hotel & Residences project joint venture. Through December 31, 2009, we have funded $53.0 million and Canyon-Johnson has funded $75.2 million. Following a December 2009 amendment to the joint venture operating agreement, we and Canyon-Johnson are each obligated to fund an additional $10.0 million of capital. Without additional financing, the joint venture may be obligated to fund approximately $32 million of additional project costs until funds under the Beal Bank loan agreement are available. The joint venture is currently in negotiations with a lender to secure fiancing to fund the balance of the project costs that will not be funded by the construction loan once we and Canyon-Johnson have funded the required capital commitments (see Note 3).

Comparison of Year-to-Year Cash Flows
Cash used in operating activities totaled $41.6 million in 2009 and $16.8 million in 2008. Uses of operating cash flows for 2009 increased compared to 2008 primarily because of a $14.1 million increase in cash used in development of real estate properties, a $7.9 million decrease in proceeds from developed property sales and $1.3 million less in distributions of income from our unconsolidated affiliate, Crestview Station. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for 2009 and 2008 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($37.2 million in 2009 and $15.7 million in 2008), and the Barton Creek, Lantana and Circle C communities. We received Barton Creek MUD reimbursements totaling $6.4 million in 2009 and $6.2 million in 2008.

Cash used in investing activities totaled $25.3 million in 2009 and $29.2 million in 2008. Commercial leasing development expenditures for 2009 and 2008 included development costs for the commercial portion of the W Austin Hotel & Residences project totaling $38.5 million in 2009 and $14.7 million in 2008. Other expenditures for commercial leasing properties primarily related to Barton Creek Village in 2008. We also contributed capital of $1.5 million to Crestview Station in 2009 and received distributions representing a partial return of our investment in Crestview Station totaling $2.4 million in 2008. Crestview Station generated proceeds from sales in 2008 but had no sales or cash proceeds in 2009. In addition, we purchased U.S. treasury securities for $15.4 million in 2008, for which we received proceeds upon maturity in 2009.

Cash provided by financing activities totaled $65.2 million in 2009 and $22.2 million in 2008. Noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project totaled $49.5 million in 2009 and $25.7 million in 2008. Net borrowings from our revolving credit facility totaled $12.1 million in 2009 and borrowings from the Barton Creek Village term loan and Beal Bank loan totaled $8.1 million in 2009, partly offset by financing costs for the Beal Bank loan of $3.3 million. Debt repayments on project and term loans totaled $0.6 million in 2009, including a $0.3 million payment to terminate the W Austin Hotel & Residences project loan with Corus (see Notes 3 and 6). Financing costs for the W Austin Hotel & Residences project construction loan totaled $2.8 million in 2008, partly offset by $2.1 million in borrowings from the W Austin Hotel & Residences projects construction loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2009. We used $0.4 million in 2009 and $2.5 million in 2008 to repurchase shares of our common stock on the open market (see below).

In 2001, our Board of Directors authorized an open market share purchase program for up to 0.7 million shares of our common stock. During 2009, we purchased 49,000 shares in a private transaction for $0.4 million, an $8.25 per share average. During 2008, we purchased 214,216 shares for $2.5 million, an $11.80 per share average, including 190,000 shares purchased for $10.00 per share in a private transaction on December 24, 2008. As of March 15, 2010, a total of 161,145 shares remain available under this program. Our loan agreement with Comerica provides a limit of $6.5 million for common stock purchases after September 30, 2005, of which $0.9 million was available at March 15, 2010. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, and general economic and market conditions.

Credit Facility and Other Financing Arrangements
At December 31, 2009, we had total debt of $81.1 million, and total cash and cash equivalents of $15.4 million. Our debt outstanding at December 31, 2009, consisted of the following:

•
$12.1 million of borrowings outstanding and $2.9 million of letters of credit issued under our $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $30 million. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The revolving credit facility matures in May 2010 and is secured by assets at Barton Creek, Lantana and Circle C. We have reached a tentative agreement with Comerica for a two-year extension, which is contingent upon our joint venture with Canyon-Johnson securing financing for the additional equity required for the W Austin Hotel & Residences project of approximately $32 million (see Note 3). If the joint venture with Canyon-Johnson does not secure financing for the additional equity needed, we may be required to renegotiate the terms of this extension or seek alternative fiancing to repay the outstanding balance under this credit facility upon its maturity.

•
$40.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, two $8.0 million loans, a $7.0 million loan and two $3.5 million loans, all of which will mature in December 2011.

•	$21.0 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018 and is secured by our buildings at 7500 Rialto Boulevard.

•	$4.6 million of borrowings outstanding under a term loan, which matures in April 2014 and is secured by Barton Creek Village.

•	$3.4 million of borrowings outstanding under the Beal Bank loan, which matures in October 2014 and is secured by the assets in the W Austin Hotel & Residences project.

In January 2010, we borrowed $4.5 million under a $5.4 million term loan secured by 5700 Slaughter, which will mature in January 2015. The applicable interest rate is 6.95 percent, and payments of principal and interest are due monthly beginning March 1, 2010. Proceeds from this loan will be used for general corporate purposes.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Debt	$12,483	$40,403	$428	$455	$3,750	$23,586	$81,105
Scheduled interest
paymentsa	4,797	4,545	1,868	1,868	1,588	3,769	18,435
Construction contracts	93,370	17,765	-	-	-	-	111,135
Operating lease	257	260	88	43	-	-	648
Total	$110,907	$62,973	$2,384	$2,366	$5,338	$27,355	$211,323

a.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at January 1, 2010, for variable-rate debt.

We had commitments under noncancelable construction contracts totaling $111.1 million at December 31, 2009. These commitments include the following contracts:

•
$215.2 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $109.9 million at December 31, 2009;

•
Contracts totaling $3.7 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek and Circle C with a remaining balance of $1.2 million at December 31, 2009.

In early 2010, we entered into additional contracts for $0.3 million related to the W Austin Hotel & Residences and $0.1 million related to Barton Creek and Circle C.

At December 31, 2009, we guarantee $1.4 million of the $8.2 million of outstanding debt at Crestview Station.

At December 31, 2009, we also have capital commitments and guarantees related to the W Austin Hotel & Residences project (see Note 3).

NEW ACCOUNTING STANDARDS

Consolidations. In May 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. We currently do not expect adoption of this guidance on January 1, 2010, will impact our consolidated financial statements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future lot sales, realization of deferred tax assets, future reimbursements for infrastructure costs, future events related to financing and regulatory matters, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in Item 1A of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Stratus Properties Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of Stratus Properties Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stratus Properties Inc. and subsidiaries as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010, expressed an unqualified opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its noncontrolling interest in 2009.

/s/Travis Wolff, LLP
Dallas, Texas
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Stratus Properties Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of equity and of cash flows present fairly, in all material respects, the financial position of Stratus Properties Inc. and its subsidiaries (the Company) at December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
June 23, 2009, except for the change in the manner in which the Company accounts for noncontrolling interests discussed in Note 1 to the consolidated financial statements, as to which the date is March 31, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2009, our Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Stratus Properties Inc.
Austin, Texas

We have audited Stratus Properties Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Stratus Properties Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stratus Properties Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2009, of Stratus Properties Inc. and subsidiaries and our report dated March 31, 2010 expressed an unqualified opinion.

/s/ Travis Wolff, LLP

Dallas, Texas
March 31, 2010

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$15,398	$17,097
Investment in U.S. treasury securities	-	15,388
Real estate held for sale – developed or under development	124,801	115,966
Real estate held for sale – undeveloped	57,201	27,514
Real estate held for use, net	101,863	56,919
Investment in unconsolidated affiliate	3,391	2,283
Deferred tax assets	8,296	7,330
Other assets	17,640	10,049
Total assets	$328,590	$252,546

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$16,247	$6,585
Accrued interest and property taxes	3,401	3,203
Deposits	7,700	1,301
Debt (Note 6)	81,105	63,352
Other liabilities	2,224	3,583
Total liabilities	110,677	78,024

Commitments and contingencies (Note 9)

Equity:
Stratus stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized,
8,315 and 8,282 shares issued, respectively and
7,442 and 7,463 shares outstanding, respectively	83	83
Capital in excess of par value of common stock	197,333	196,692
Accumulated deficit	(35,999)	(30,095)
Accumulated other comprehensive loss	-	(3)
Common stock held in treasury, 873 shares and 819 shares,
at cost, respectively	(17,941)	(17,441)
Total Stratus stockholders’ equity	143,476	149,236
Noncontrolling interest in subsidiary	74,437	25,286
Total equity	217,913	174,522
Total liabilities and equity	$328,590	$252,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended
	December 31,
	2009	2008
Revenues:
Real estate	$5,331	$13,271
Rental income	4,528	4,473
Commissions, management fees and other	926	1,039
Total revenues	10,785	18,783
Cost of sales:
Real estate, net	8,277	13,031
Rental	3,078	3,554
Depreciation	1,634	1,652
Long-lived asset impairments	-	250
Total cost of sales	12,989	18,487
General and administrative expenses	7,674	7,554
Total costs and expenses	20,663	26,041
Operating loss	(9,878)	(7,258)
Interest income	679	1,448
Other income, net	504	-
Loss on extinguishment of debt	(182)	-
Loss on interest rate cap agreement	(38)	(610)
Loss from continuing operations before income taxes and
equity in unconsolidated affiliate’s (loss) income	(8,915)	(6,420)
Equity in unconsolidated affiliate’s (loss) income	(354)	562
Benefit from income taxes	3,038	1,734
Loss from continuing operations	(6,231)	(4,124)
Loss from discontinued operations	-	(105)
Net loss	(6,231)	(4,229)
Net loss attributable to noncontrolling interest in subsidiary	327	392
Net loss attributable to Stratus common stock	$(5,904)	$(3,837)

Net loss per share attributable to Stratus common stock:
Continuing operations	$(0.79)	$(0.49)
Discontinued operations	-	(0.01)
Basic and diluted net loss per share attributable to
Stratus common stock	$(0.79)	$(0.50)

Weighted average shares of common stock outstanding:
Basic and diluted	7,438	7,621

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(6,231)	$(4,229)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,634	1,652
Cost of real estate sold	3,652	9,021
Loss on interest rate cap agreement	38	610
Loss on extinguishment of debt	182	-
Long-lived asset impairments	-	250
Deferred income taxes	(966)	(774)
Stock-based compensation	735	1,021
Equity in unconsolidated affiliate’s loss (income)	354	(562)
Distribution of unconsolidated affiliate’s income	-	1,266
Loss from discontinued operations	-	105
Deposits	(924)	(1,950)
Purchases and development of real estate properties	(44,239)	(30,165)
Municipal utility district reimbursements	6,389	6,229
(Increase) decrease in other assets	(209)	1,196
Decrease in accounts payable, accrued liabilities and other	(2,031)	(461)
Net cash used in operating activities	(41,616)	(16,791)

Cash flow from investing activities:
Development of commercial leasing properties and other expenditures	(39,267)	(15,545)
(Investment in) return of investment in unconsolidated affiliate	(1,462)	2,374
Proceeds from (investment in) U.S. treasury securities	15,391	(15,391)
Investment in interest rate cap agreement	-	(673)
Other	53	36
Net cash used in investing activities	(25,285)	(29,199)

Cash flow from financing activities:
Borrowings from revolving credit facility	20,035	-
Payments on revolving credit facility	(7,932)	-
Borrowings from project and term loans	8,073	2,094
Payments on project and term loans	(579)	(242)
Noncontrolling interest contributions	49,478	25,678
Net (payments for) proceeds from stock-based awards	(121)	58
Purchases of Stratus common stock	(404)	(2,529)
Financing costs	(3,348)	(2,845)
Net cash provided by financing activities	65,202	22,214
Net decrease in cash and cash equivalents	(1,699)	(23,776)
Cash and cash equivalents at beginning of year	17,097	40,873
Cash and cash equivalents at end of year	$15,398	$17,097

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity

					Accum-
	Common				ulated	Common Stock
	Stock				Other	Held in Treasury		Total
	Number		Capital in	Accum-	Compre-	Number		Stratus	Noncontrolling
	of	At Par	Excess of	ulated	hensive	of	At	Stockholders’	Interest in	Total
	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Subsidiary	Equity

Balance at December 31, 2007	8,128	$81	$195,898	$(26,258)	$-	586	$(14,279)	$155,442	$-	$155,442
Exercised and issued stock-based awards and other	154	2	(227)	-	-	-	-	(225)	-	(225)
Stock-based compensation	-	-	1,021	-	-	-	-	1,021	-	1,021
Tender of shares for stock-based awards	-	-	-	-	-	19	(633)	(633)	-	(633)
Purchases of Stratus common stock	-	-	-	-	-	214	(2,529)	(2,529)	-	(2,529)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	25,678	25,678
Comprehensive loss:
Net loss	-	-	-	(3,837)	-	-	-	(3,837)	(392)	(4,229)
Other comprehensive loss, net of taxes:
Unrealized loss on U.S. treasury securities	-	-	-	-	(3)	-	-	(3)	-	(3)
Other comprehensive loss	-	-	-	-	(3)	-	-	(3)	-	(3)
Total comprehensive loss	-	-	-	(3,837)	(3)	-	-	(3,840)	(392)	(4,232)
Balance at December 31, 2008	8,282	83	196,692	(30,095)	(3)	819	(17,441)	149,236	25,286	174,522
Exercised and issued stock-based awards and other	33	-	(94)	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	735	-	-	-	-	735	-	735
Tender of shares for stock-based awards	-	-	-	-	-	5	(96)	(96)	-	(96)
Purchases of Stratus common stock	-	-	-	-	-	49	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	49,478	49,478
Comprehensive (loss) income:
Net loss	-	-	-	(5,904)	-	-	-	(5,904)	(327)	(6,231)
Other comprehensive income, net of taxes:
Unrealized gain on U.S. treasury securities	-	-	-	-	3	-	-	3	-	3
Other comprehensive income	-	-	-	-	3	-	-	3	-	3
Total comprehensive income (loss)	-	-	-	(5,904)	3	-	-	(5,901)	(327)	(6,228)
Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	$-	873	$(17,941)	$143,476	$74,437	$217,913

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware Corporation, is engaged in the acquisition, development, management, operation and sale of commercial, multi-family and residential real estate properties located primarily in the Austin, Texas area. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries, a consolidated joint venture and through an unconsolidated joint venture (see “Investment in Unconsolidated Affiliate” below and Note 5). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include the (1) estimates of future cash flow from development and sale of real estate properties and sources of financing for the W Austin Hotel & Residences project (including the additional $32 million of required equity discussed in Note 3) used in the assessment of impairments, (2) valuation allowances for deferred tax assets, (3) allocation of certain indirect costs and (4) useful lives for depreciation. Actual results could differ from those estimates.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents. At December 31, 2009, cash equivalents included certificates of deposit of $3.2 million, which matured in January, February and March 2010.

Investment in U.S. Treasury Securities. Investments in U.S. treasury securities having maturities of more than 90 days but not more than one year at the time of purchase are considered short-term and reported as “Investment in U.S. treasury securities” in the accompanying consolidated balance sheets. Stratus had no investments in U.S. treasury securities having maturities of more than 90 days as of December 31, 2009. As of December 31, 2008, Stratus’ entire portfolio of short-term investments was classified as “available for sale” and was stated at fair value as determined by quoted market values. Unrealized holding gains and losses for these investments were reported in other comprehensive loss until realized.

Allowance for Doubtful Accounts.  Stratus periodically evaluates its ability to collect its receivables. Stratus provides an allowance for estimated uncollectible amounts if it is determined that such amounts will not be collected. Stratus believes all of its receivables are collectible and no allowances for doubtful accounts are included in the accompanying consolidated balance sheets.

Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Commercial leasing assets, which are held for use, are stated at cost less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Stratus recorded capitalized interest of $5.5 million in 2009 and $4.9 million in 2008. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are expensed as incurred.

Stratus performs an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws) and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including properties under development, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale, including undeveloped and developed properties, involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required.

For the year ended December 31, 2009, Stratus recorded no impairment charges and for the year ended December 31, 2008, Stratus recorded impairment charges of $0.3 million related to properties in Barton Creek and Camino Real. Should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Commercial leasing properties are depreciated on a straight-line basis over their estimated 30 or 40-year life. Furniture, fixtures and equipment are depreciated on a straight-line basis over a five-year period. Tenant improvements are depreciated over the related lease terms.

Investment in Unconsolidated Affiliate.  Stratus has a 50 percent interest in the Crestview Station project (see Note 5), which it accounts for under the equity method. Stratus has determined that consolidation of the Crestview Station project is not required.

Other assets.  Other assets primarily consist of deferred financing and leasing costs, prepaid insurance, tenant and other accounts receivable, and notes and interest receivable.  Deferred financing costs are amortized using the straight-line method, which approximates the effective interest method, to interest expense.  Deferred leasing costs are amortized to cost of sales using the straight-line method over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $3.0 million at December 31, 2009, and $2.9 million at December 31, 2008.

Derivative Instruments. Stratus accounts for its interest rate cap agreement, a derivative instrument, pursuant to accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Stratus records this interest rate cap agreement, which matures in July 2011, at fair value on a recurring basis on its balance sheet and recognizes changes in fair value in its statement of operations (see Note 4).

Revenue Recognition.  Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Stratus has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Stratus’ assessment of the buyer’s credit standing and Stratus’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it.

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the related costs are incurred. Stratus recognizes sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed. A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2009	2008
Revenues:
Developed property sales	$5,331	$13,231
Undeveloped property sales	-	40
Rental income	4,528	4,473
Commissions, management fees and other	926	1,039
Total revenues	$10,785	$18,783

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2009	2008
Cost of developed property sales	$3,735	$9,095
Cost of undeveloped property sales	111	141
Rental property costs	3,078	3,554
Project expenses and allocation of overhead costs (see below)	4,761	4,183
Municipal utility district reimbursements (see below)	(34)	(108)
Depreciation	1,634	1,652
Long-lived asset impairments	-	250
Other, net	(296)	(280)
Total cost of sales	$12,989	$18,487

Allocation of Overhead Costs.  Stratus has historically allocated a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital assets and sales and marketing for cost of sales). Stratus capitalizes only direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project manager and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements for certain infrastructure costs incurred. Prior to 1996, Stratus capitalized infrastructure costs to the costs of its properties as those costs were incurred. Subsequently, those costs were expensed through cost of sales as properties sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of the cost of MUD properties and are recorded as a reduction of the related asset’s carrying amount. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and being able to obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when that determination is made. MUD reimbursements represent the actual amounts received.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.3 million in 2009 and $0.4 million in 2008.

Income Taxes.  Stratus accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates (see Note 7). Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted.

Earnings Per Share.  Stratus’ basic and diluted net loss per share of common stock were calculated by dividing the loss from continuing operations, loss from discontinued operations and net loss attributable to Stratus common stock by the weighted average number of common shares outstanding during the year. Stock options and restricted stock units representing approximately 156,100 shares for 2009 and 131,000 shares for 2008 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

Stock-Based Compensation Plans.  As of December 31, 2009, Stratus has one stock-based employee compensation plan and one stock-based director compensation plan, which are more fully described in Note 8. Prior to 2007, Stratus defined the market price as the average of the high and low price of Stratus common stock on the date of grant. Effective March 2007, in response to new Securities and Exchange Commission (SEC) disclosure rules, Stratus now defines the market price for future grants as the closing price of Stratus common stock on the date of grant.

Effective January 1, 2006, Stratus adopted the fair value recognition provisions using the modified prospective transition method for its stock-based compensation plans. Under that transition method, compensation costs recognized in the consolidated statements of operations include: (a) compensation costs for all stock option awards granted to employees prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimate and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimate. In addition, other stock-based awards charged to expense (i.e., restricted stock units) continue to be charged to expense. Stratus has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. Stratus’ stock option awards provide for employees to receive the next year’s vesting after an employee retires. For stock option awards granted after January 1, 2006, to retirement-eligible employees, Stratus records one year of amortization of the awards’ value on the date of grant. Stratus includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

New Accounting Standards.
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the Financial Accounting Standards Board (FASB) issued accounting guidance which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. The guidance also provides additional disclosure requirements for each reporting period. This guidance applies to fiscal years beginning on or after December 15, 2008, and is required to be adopted prospectively, except for the following provisions, which have been applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income or loss to include net income or loss attributable to both the controlling and noncontrolling interests. Stratus adopted this accounting guidance effective January 1, 2009. Stratus adjusted its December 31, 2008 consolidated balance sheet to reflect noncontrolling interest in the amount of $25.3 million as a component of equity and adjusted its consolidated net loss for the year ended December 31, 2008 to reflect $0.4 million of its previously reported minority interest in net loss of consolidated subsidiary as net loss attributable to noncontrolling interest in subsidiary.

Subsequent Events. In May 2009, FASB issued accounting guidance which introduces the concept of financial statements being available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis of that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. For SEC registrants this date will continue to be the date in which financial statements are filed with the SEC. This guidance is effective for fiscal years and interim periods ending after June 15, 2009, and shall be applied prospectively. Stratus adopted this accounting guidance effective second-quarter 2009.

2. Real Estate, net
Developed acreage or acreage under development includes real estate for which infrastructure for the entire property has been completed or is currently under construction and/or is expected to be completed, and necessary permits have been received. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2009, Stratus owns only two lots with homes built on them (the Calera Court Courtyard homes). Undeveloped acreage includes raw real estate that can be sold "as is" (i.e., no infrastructure or development work has begun on such property).

	December 31,
	2009		2008
	(In Thousands)
Real estate held for sale – developed or under development:
Austin, Texas area	$124,801	a	$115,966	a

Real estate held for sale – undeveloped:
Austin, Texas area	57,201		27,514

Real estate held for use:
Commercial leasing assets, net of accumulated depreciation
of $6,014 in 2009 and $4,620 in 2008	101,290	b	56,156	b
Furniture, fixtures and equipment, net of accumulated
depreciation of $462 in 2009 and $498 in 2008	573		763
Total real estate held for use	101,863		56,919
	$283,865		$200,399

a.	Includes real estate held for sale totaling $70.9 million in 2009 and $29.4 million in 2008 associated with the W Austin Hotel & Residences project.
b.	Includes real estate held for use totaling $73.3 million in 2009 and $27.5 million in 2008 associated with the W Austin Hotel & Residences project.

At December 31, 2009, Stratus’ investment in real estate includes approximately 2,273 acres of land located in Austin, Texas. The principal holdings consisted of 1,513 acres of residential, multi-family and commercial property and 122 developed residential estate lots within the Barton Creek community at December 31, 2009. The Barton Creek development also includes phase one of Barton Creek Village, a 22,000-square-foot retail complex completed in 2007. Stratus also holds approximately 35 acres of commercial property under development and 352 acres of undeveloped commercial property within the Circle C Ranch (Circle C) community. Stratus’ other properties in the Circle C community include Meridian, which is an 800-lot residential development, and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project. At December 31, 2009, Stratus’ holdings in Meridian consisted of approximately 148 acres and 42 developed residential lots. Stratus also holds 223 acres of commercial property and two 75,000-square-foot office buildings, one of which is 97 percent leased and the other of which is 94 percent leased, at 7500 Rialto Boulevard located within Lantana. Stratus’ remaining Austin holdings at December 31, 2009, consisted of approximately two acres, representing a city block in downtown Austin held in connection with the W Austin Hotel & Residences project (see Note 3).

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

3. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
Effective May 1, 2008, Stratus entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus’ initial capital contributions to the joint venture totaled $31.8 million, which consisted of a 1.76 acre tract of land located across the street from Austin City Hall, the related property and development agreements for the land and other project costs incurred by Stratus before May 1, 2008.

Stratus currently accounts for this joint venture as a variable interest entity (VIE) of which Stratus is the primary beneficiary. As a result, the assets, liabilities and results of operations of the joint venture are included in Stratus’ consolidated financial statements.

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Decisions for the joint venture are made by unanimous vote of the partners. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. As of December 31, 2009, capital contributions totaled $53.0 million for Stratus and $75.2 million for Canyon-Johnson. The joint venture obtained a construction loan to finance project costs after the required capital contributions are made (see below).

On May 2, 2008, the joint venture entered into a construction loan agreement with Corus Bank, N.A. (Corus) to finance the construction of the W Austin Hotel & Residences project. On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is jointly managed by Stratus and Canyon-Johnson, in exchange for a pay down of $250,000 of the outstanding principal balance of $2.1 million. As a result, Corus is no longer the lender and in 2009 Stratus recognized a $0.2 million loss on extinguishment of debt, which includes the write-off of unamortized deferred loan costs in the amount of $2.1 million.

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

An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing.  The next advance is expected to occur in mid-2010 and thereafter advances are expected to be made monthly until the loan is fully funded.  As a condition to further funding from the Beal Bank loan agreement, the joint venture must invest at least $180 million in the project.  Previously, when Corus was the construction lender, the joint venture was required to invest total equity of $128 million ($53 million from Stratus and $75 million from Canyon-Johnson).  As a result of changing construction lenders, approximately $52 million of additional equity was required.

On December 16, 2009, Stratus and Canyon-Johnson amended the operating agreement for the joint venture to provide that each partner will make an additional $10.0 million contribution to the joint venture, as needed, to fund construction costs. In connection with the amended agreement, the joint venture partners’ required capital contributions increased from $53 million to $63 million for Stratus, and from $75 million to $85 million for Canyon-Johnson, reducing the additional equity required from approximately $52 million to approximately $32 million.

The joint venture is currently in negotiations with a lender to secure financing for the additional required equity. To the extent negotiations with this lender are unsuccessful or other acceptable third-party financing is not secured, the joint venture may be obligated to fund the additional capital necessary to meet the $180 million pre-funding requirement under the Beal Bank loan agreement. If the joint venture does not secure financing from a third-party lender or investor, or if Stratus or Canyon-Johnson is unable to make required additional future capital contributions to the joint venture, the joint venture may be required to delay further construction of the project until additional financing is available, which could also result in an impairment charge to the W Austin Hotel & Residences real estate asset. See Note 1 for further discussion of the use of estimates related to the impairment assessment of the W Austin Hotel & Residences project.

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the Corus loan at 4.5 percent (see Note 4). The LIBOR rate cap notional amount varies. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $1.8 million in 2009 and $1.2 million in 2008, which have been eliminated in consolidation.

Stratus performed an initial evaluation and concluded that the joint venture was a VIE and that Stratus was the primary beneficiary. Stratus reevaluated the VIE status and primary beneficiary of the joint venture as of the date of the Beal Bank loan agreement (October 21, 2009) and as of the date of the amended operating agreement (December 16, 2009), and concluded that the joint venture is still a VIE, and Stratus is still the primary beneficiary as it is the developer of the project and contributed the land and development to the joint venture at formation. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements.

At December 31, 2009, Stratus’ consolidated balance sheet includes $156.9 million in total assets and $25.6 million in total liabilities associated with the W Austin Hotel & Residences project. The $156.9 million of total assets included $0.4 million of cash and cash equivalents, $70.9 million of real estate held for sale – developed or under development, $73.3 million of real estate held for use and $12.3 million of other assets. The $25.6 million of total liabilities included $14.7 million of accounts payable and accrued liabilities, $0.2 million of accrued interest and property taxes, $7.3 million of deposits and $3.4 million of debt. Certain triggering events, including when the VIE has additional equity investment at risk, require a company to reconsider whether or not an entity is still a VIE and also requires reconsideration of the primary beneficiary. Therefore, as future capital contributions are made by Canyon-Johnson and Stratus, Stratus will update its evaluation of whether the project is a VIE and whether Stratus is the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE or that Stratus is no longer the primary beneficiary of the entity, the project will be deconsolidated from Stratus’ financial statements and will be accounted for under the equity method of accounting.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At December 31, 2009, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

4. Fair Value Measurements
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

The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of December 31, 2009, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$3,247	$3,247	$-	$-
Interest rate cap
agreement	25	-	25	-
	$3,272	$3,247	$25	$-

Valuation Techniques

Cash Equivalents. Stratus has investments in U.S. treasury securities, certificates of deposits and other short-term investments with maturity dates less than 90 days, which are considered cash equivalents. Stratus’ cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Interest Rate Cap Agreement. On August 1, 2008, Stratus’ joint venture with Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its construction loan at 4.5 percent. The joint venture entered into this derivative contract to manage interest rate risk under the W Austin Hotel & Residences project construction loan (see Note 6). Stratus recorded the $0.7 million payment to enter into the interest rate cap agreement as an investing activity in its Statement of Cash Flows as the interest rate cap agreement does not qualify for hedge treatment under applicable accounting guidance.

Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling less than $0.1 million in 2009 and $0.6 million in 2008 related to the decrease in fair value of the interest rate cap agreement.

Summarized below are the carrying values and estimated fair values of financial assets and liabilities at December 31, 2009, and 2008 (in thousands).

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalentsa	$15,398	$15,398	$17,097	$17,097
Investment in U.S. treasury
securitiesa,b	-	-	15,388	15,388
Accounts and notes receivablea	1,734	1,734	1,245	1,245
Interest rate cap agreementc	25	25	63	63
Accounts payable, accrued
liabilities, accrued interest and
property taxesa	19,648	19,648	9,788	9,788
Debtd	81,105	78,571	63,352	55,809

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.	Includes securities with maturities greater than 90 days.
c.	Recorded at fair-value. Observable inputs, such as LIBOR, are used to determine fair value (see above).
d.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

5. Investment in Unconsolidated Affiliate
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

On August 20, 2009, Stratus and Trammell Crow entered into a fifth modification of the Crestview Loan Agreement with an effective date of May 31, 2009. Prior to the execution of the fifth loan modification, the joint venture paid down $1.0 million to Comerica to reduce the outstanding loan balance to $8.2 million. The modification agreement extended the loan maturity date to May 31, 2012, and lowered each joint venture partner’s guarantee from $1.9 million to $1.4 million. The principal amount of the loan was $8.2 million on December 31, 2009. To the extent the joint venture does not have funds available, Stratus and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance and scheduled principal payments beginning in 2011.

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in first-quarter 2008. Stratus’ equity in Crestview Station’s (losses) earnings totaled $(0.4) million in 2009 and $0.6 million in 2008. Stratus received distributions from Crestview Station totaling $3.6 million in 2008. Summarized financial information for Crestview Station follows (in thousands):

	2009	2008
Years Ended December 31:
Revenues	$-	$4,758
Gross (loss) profit	(14)	1,322
(Loss) income from continuing operations
and net (loss) income	(707)	1,124

At December 31:
Total assets	$15,161	$14,418
Total liabilities	8,379	9,852
Total equity	6,782	4,566

6. Debt
	December 31,
	2009	2008
	(In Thousands)
Comerica revolving credit facility,
average rate 5.0% in 2009	$12,103	$-
Unsecured term loans,
average rate 6.7% in 2009 and 2008	40,000	40,000
Lantana promissory note,
average rate 6.0% in 2009 and 2008	20,979	21,258
Barton Creek Village term loan,
average rate 6.25% in 2009	4,650	-
Beal Bank loan,
average rate 9.5% in 2009	3,373	-
W Austin Hotel & Residences project construction loan,
average rate 6.9% in 2008	-	2,094
Total Debt	$81,105	$63,352

Comerica Revolving Credit Facility.  Stratus has a $45.0 million revolving credit facility with Comerica, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. The facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005, of which $0.9 million remains available at December 31, 2009. In May 2008, Stratus entered into a third modification and extension agreement to extend the maturity and modify the interest rate on the revolving credit facility. The maturity was extended from May 30, 2009 to May 30, 2010. In addition, the interest rate applicable to amounts borrowed under the facility was modified to an annual rate of either the base rate minus 0.45 percent with a minimum interest rate of 5 percent or LIBOR plus 2 percent with a minimum interest rate of 5 percent. Security for obligations outstanding under the facility includes Stratus’ properties within the Barton Creek community and certain of Stratus’ properties within Lantana and the Circle C community. Stratus and Comerica have reached a tentative agreement for a two-year extension, which is contingent upon the joint venture between Stratus and Canyon-Johnson securing financing for the additional equity required for the W Austin Hotel & Residences project of approximately $32 million (see Note 3). If the joint venture between Stratus and Canyon-Johnson does not secure financing for the additional equity needed, Stratus may be required to renegotiate the terms of this extension or seek alternative financing to repay the outstanding balance under this credit facility upon its maturity.

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

Also in 2006, Stratus entered into two separate new loan agreements with FAAM to borrow an additional $15.0 million to purchase the land being used in connection with the W Austin Hotel & Residences project. Amounts borrowed under both loans bear interest at an annual rate of 6.56 percent.

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

Prepayment of the note in whole is subject to a prepayment premium of the greater of (1) one percent of the outstanding principal balance of the note on the prepayment date or (2) the result of the sum of the present values of the remaining payments due from the prepayment date through the maturity date minus the outstanding principal balance of the note as of the prepayment date. Prepayment of the note in part is prohibited. Lantana’s obligations under the note are secured by a first lien on real property and improvements and an assignment of rents and present and future leases related to the office buildings at 7500 Rialto Boulevard.

Barton Creek Village Term Loan. In March 2009, Stratus borrowed $4.7 million under a term loan secured by Barton Creek Village, which will mature in April 2014. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly beginning May 1, 2009. Stratus used the proceeds from this loan for general corporate purposes.

W Austin Hotel & Residences Project Construction Loan. On May 2, 2008, Stratus’ joint venture, CJUF II Stratus Block 21 LLC, signed a construction loan agreement with Corus to borrow up to $165.0 million for development costs in connection with the W Austin Hotel & Residences project. Upon execution of the construction loan, approximately $2.0 million was advanced to the joint venture. Pursuant to the terms of the construction loan, additional borrowings for project costs were not permitted until Stratus’ and Canyon-Johnson’s capital contributions to the joint venture reached their required amounts ($49.2 million for Stratus and $73.7 million for Canyon-Johnson).

On February 18, 2009, Corus entered into a written agreement with the Federal Reserve Bank of Chicago and a consent order with the Office of the Comptroller of the Currency, to maintain the financial soundness of Corus. On June 26, 2009, the loan agreement with Corus was assigned to a subsidiary of Stratus, which is jointly managed by Stratus and Canyon-Johnson, in exchange for a pay down of $250,000 of the outstanding principal balance of $2.1 million. As a result, Corus is no longer the lender and in the second quarter of 2009, Stratus recognized a $0.2 million loss on extinguishment of debt, which includes the write-off of unamortized deferred loan costs in the amount of $2.1 million.

Beal Bank Loan. On October 21, 2009, Stratus’ subsidiary holding the W Austin Hotel & Residences project construction loan assigned and transferred the construction loan agreement documents to Beal Bank Nevada (Beal Bank). In connection with the assignment, the joint venture between Stratus and Canyon-Johnson executed an amended and restated loan agreement, an amended and restated promissory note and related loan documents with Beal Bank (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project.

Amounts borrowed under the Beal Bank loan agreement will bear interest at an annual rate equal to The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¼ percent. The outstanding principal is due at maturity on October 21, 2014.

Borrowed amounts may not be prepaid, in whole or in part, prior to the third anniversary of the date of the first disbursement of loan proceeds to the joint venture after October 21, 2009. Borrowed amounts may be prepaid in whole or in part following the third anniversary and on or prior to the fourth anniversary, subject to a prepayment fee equal to one percent of the amount of principal being prepaid. Optional prepayments made after the fourth anniversary are not subject to prepayment premiums or fees. In addition, as and when residential condominium units are sold, all net sales proceeds from the sale of the residential units and all net operating income (each as defined under the Beal Bank loan agreement) must be offered to Beal Bank as a principal prepayment under the loan agreement. Beal Bank, in its sole discretion, may at any time elect to accept or reject any offered prepayments.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million, and other restrictions. The full payment and performance obligations under the loan agreement have been guaranteed by each of Stratus and Canyon-Johnson.

As a condition to further funding from the Beal Bank loan agreement, the joint venture must invest at least $180 million in the project. As of December 31, 2009, Stratus and Canyon-Johnson were committed to fund $148 million ($63 million for Stratus and $85 million for Canyon-Johnson), leaving $32 million of additional equity required. The joint venture is currently pursuing third parties to fund all or a portion of the $32 million. To the extent acceptable third-party or other financing is not secured, the joint venture may be obligated to fund the additional capital necessary to meet the $180 million pre-funding requirement under the Beal Bank loan agreement. See Note 3 for further discussion.

Maturities.  Debt maturities based on the amounts and terms outstanding at December 31, 2009, totaled $12.5 million in 2010, $40.4 million in 2011, $0.4 million in 2012, $0.5 million in 2013, $3.7 million in 2014 and $23.6 million thereafter.

7. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2009	2008
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$1,988	$4,474
Alternative minimum tax credits (no expiration)	812	850
Employee benefit accruals	1,347	1,146
Accrued liabilities	394	532
Other assets	827	690
Net operating loss credit carryforwards (expire 2009 – 2029)	3,952	110
Other liabilities	(964)	(362)
Valuation allowance	(58)	(110)
Deferred tax assets	$8,298	$7,330

Realization of Stratus’ deferred tax assets is dependent on generating sufficient taxable income within the carryforward period available under tax law. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at December 31, 2009, and 2008.  The valuation allowance at December 31, 2009, relates to certain net operating loss carryforwards which are not expected to be realized because of limitations imposed under the Internal Revenue Code.

The income tax benefit attributable to Stratus’ loss from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2009	2008
Current	$1,960	$960
Deferred	1,078	774
Benefit from income taxes	$3,038	$1,734

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realized through a reduction of current taxes payable.  In 2007, Stratus recognized excess tax benefits of $4.8 million related to option exercises and vesting of restricted stock units. Upon finalizing its 2007 tax return, Stratus determined that its realized tax benefit for 2007 was $3.7 million. As a result, in 2008 Stratus adjusted its accrued income taxes and capital in excess of par value of common stock accounts by $1.3 million to reflect the revised excess tax benefits realized in 2007. Stratus’ deferred tax asset related to the U.S. net operating loss carry forwards at December 31, 2009, does not include an additional $5.0 million of net operating loss in relation to excess tax benefits on stock option exercises and restricted stock units vested during the fiscal years ended December 31, 2008, and 2007, because these benefits have not yet been realized.

Stratus adopted the provisions of the recognition threshold and measurement attribute for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken on a tax return, including guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Stratus did not recognize a significant change in its liability for uncertain tax positions as a result of this adoption. The following presents the change in the reserve for gross unrecognized tax benefits (in thousands):

	2009	2008
Balance at January 1,	$2,664	$2,438
Additions for current year tax positions	-	226
Reductions for prior year tax positions	(2,664)	-
Balance at December 31,	$-	$2,664

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is not more likely than not to be sustained upon examination by the taxing authorities. During 2009 an accounting method change was approved by the Internal Revenue Service and Stratus had no unrecognized tax benefits relating to uncertain tax positions as of December 31, 2009. Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations. During the year ended December 31, 2008, Stratus recognized less than $0.1 million in interest and had accrued less than $0.1 million for the payment of interest as of December 31, 2008.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2006, and state income tax examinations for the years prior to 2005.

Reconciliations of the income tax benefit computed at the federal statutory tax rate and the recorded income tax benefit follow (dollars in thousands):

	Years Ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$3,129	35%	$1,913	35%
Adjustments attributable to:
State taxes and other, net	(91)	(1)	(179)	(3)
Income tax benefit	$3,038	34%	$1,734	32%

Stratus paid federal and state income taxes totaling $0.1 million in 2009 and $0.6 million in 2008. Stratus received refunds of federal and state income taxes of less than $0.1 million in 2009 and none in 2008.

8. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has four stock-based compensation plans with outstanding awards. Only two of those plans, both of which were approved by stockholders, have awards available for grant. Stratus’ 2002 Stock Incentive Plan provides for the issuance of stock options, restricted stock units (see below) and stock appreciation rights (collectively stock-based compensation awards). Stratus’ Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock units vesting represent newly issued shares of stock. Awards for approximately 17,059 shares under the 2002 Stock Incentive Plan and 10,000 shares under the Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2009.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized as appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2009	2008
Stock options awarded to employees (including directors)	$103	$414
Restricted stock units	674	772
Less capitalized amounts	(42)	(165)
Impact on (loss) income from continuing operations
before income taxes	$735	$1,021

Options.  Stock options granted under the plans generally expire ten years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). A summary of stock options outstanding as of December 31, 2009, and changes during the year ended December 31, 2009, follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	91,437	$17.62
Granted	7,500	6.23
Expired	(2,500)	8.06
Balance at December 31	96,437	16.98	5.4	$64

Vested and exercisable at December 31	77,687	16.15	4.7	$29

A summary of stock options outstanding and changes during the year ended December 31, 2008, follows:

	2008
		Weighted
	Number	Average
	of	Option
	Options	Price
Balance at January 1	212,562	$13.80
Granted	7,500	29.03
Exercised	(128,625)	11.97
Balance at December 31	91,437	17.62

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the number of stock options granted, the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2009 and 2008.

	2009	2008
Options granted	7,500	7,500
Grant-date fair value per stock option	$4.47	$15.49
Expected and weighted average volatility	77.9%	49.0%
Expected life of options (in years)	6.7	6.7
Risk-free interest rate	3.0%	3.5%

The total intrinsic value of options exercised was $2.1 million during 2008. There were no options exercised during 2009. Vested stock options totaled 7,500 during 2009 and 35,000 during 2008 with weighted-average grant-date fair values of $14.46 per option in 2009 and $10.91 per option in 2008. As of December 31, 2009, there were 18,750 stock options unvested with a weighted-average grant-date fair value of $11.15.  As of December 31, 2009, Stratus had $0.1 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.3 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2009 and 2008 (in thousands, except Stratus shares tendered):

	2009	2008
Stratus shares tendered to pay the exercise price
and/or the minimum required taxesa	11,553	30,600
Cash received from stock option exercises	$-	$360
Actual tax benefit realized for the tax deductions
from stock option exercises	$263	$373
Amounts Stratus paid for employee taxes	$121	$208

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units.  Restricted stock units granted under the plans provide for the award of common stock to certain officers of Stratus at no cost to the officers. The restricted stock units are converted into shares of Stratus common stock ratably on the anniversary of each award over the vesting period, generally four years. The awards fully vest upon retirement and upon a change of control.

A summary of outstanding unvested restricted stock units as of December 31, 2009, and activity during the year ended December 31, 2009 is presented below:

		Aggregate
	Number of	Intrinsic
	Restricted	Value
	Stock Units	($000)
Balance at January 1	81,500
Granted	27,000
Vested	(31,250)
Balance at December 31	77,250	$850

The total grant date fair value of restricted stock units granted during the year ended December 31, 2009, was $0.2 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2009, was $0.3 million. As of December 31, 2009, Stratus had $0.8 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.4 years.

Share Purchase Program.  In 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of Stratus’ common stock (see below). The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million revolving credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. At December 31, 2009, $0.9 million remains available under the Comerica agreement for purchases of our common stock. Since 2004, Stratus has purchased 538,855 shares of its common stock for $8.5 million (an average of $15.85 per share) under this program. Purchases include 49,000 shares for $0.4 million (an average of $8.25 per share) in 2009, which Stratus purchased in a private transaction, and 214,216 shares for $2.5 million (an average of $11.80 per share) in 2008. The 2008 purchases include a privately negotiated purchase of 190,000 shares on December 24, 2008, for $1.9 million ($10.00 per share). As of December 31, 2009, 161,145 shares remain available under this program.

Employee Benefits.  Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of participant’s annual salary. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.4 million in 2009 and $0.5 million in 2008.

9. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $111.1 million at December 31, 2009. These commitments include the following contracts:

•
$215.2 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $109.9 million at December 31, 2009;

•
Contracts totaling $3.7 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek and Circle C with a remaining balance of $1.2 million at December 31, 2009.

In early 2010, Stratus entered into additional contracts for $0.3 million related to the W Austin Hotel & Residences and $0.1 million related to Barton Creek and Circle C.

At December 31, 2009, Stratus guarantees $1.4 million of the $8.2 million of outstanding debt at Crestview Station.

At December 31, 2009, Stratus also had capital commitments and guarantees related to the W Austin Hotel & Residences project (see Note 3).

Letters of Credit. As of December 31, 2009, Stratus had outstanding letters of credit totaling $2.9 million under its revolving credit facility with Comerica.

Rental Income.  As of December 31, 2009, Stratus’ minimum rental income, which includes scheduled rent increases, under noncancelable long-term leases which extend through 2023, totaled $3.0 million in 2010, $2.7 million in 2011, $2.8 million in 2012, $2.0 million in 2013, $1.7 million in 2014 and $5.2 million thereafter.

Operating Lease.  As of December 31, 2009, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases which expire in 2012 and 2013 totaled $0.3 million in each of 2010 and 2011, $0.1 million in 2012 and less than $0.1 million in 2013. Total expense under Stratus’ operating leases amounted to $0.3 million in 2009 and $0.2 million in 2008.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. Those approvals permitted development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2009, Stratus has permanently used $8.9 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $4.3 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $2.0 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2009. Available Credit Bank capacity was $4.2 million at December 31, 2009.

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

10. Business Segments
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ real estate held for sale (developed, under development and undeveloped) in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and certain portions of the W Austin Hotel & Residences project. In January 2008, Stratus sold the final lots of the Deerfield property in Plano, Texas, which is also included in the Real Estate Operations segment.

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

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates general and administrative expenses between the segments based on projected annual revenues for each segment. Stratus also allocates the W Austin Hotel & Residences capital expenditures and assets between the segments based on projected cost of construction for each segment. Accordingly, the following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below (in thousands) are on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
Year Ended December 31, 2009:
Revenues	$6,257	$4,528	$-		$10,785
Cost of sales, excluding depreciation	(8,277)	(3,078)	-		(11,355)
Depreciation	(232)	(1,402)	-		(1,634)
General and administrative expenses	(4,784)	(2,890)	-		(7,674)
Operating loss	$(7,036)	$(2,842)	$-		$(9,878)
Capital expenditures	$44,239	$39,267	$-		$83,506
Total assets at December 31, 2009	$200,730	$118,344	$9,516	b	$328,590

Year Ended December 31, 2008:
Revenues	$14,310		$4,473		$-		$18,783
Cost of sales, excluding depreciation	(13,031)		(3,554)		-		(16,585)
Depreciation	(201)		(1,451)		-		(1,652)
Long-lived asset impairments	(250	)c	-		-		(250)
General and administrative expenses	(6,496)		(1,058)		-		(7,554)
Operating loss	$(5,668)		$(1,590)		$-		$(7,258)
Loss from discontinued operations	$-		$(105	)d	$-		$(105)
Capital expenditures	$30,165		$15,545		$-		$45,710
Total assets at December 31, 2008	$176,937		$67,887		$7,722	b	$252,546

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets (see Note 7).
c.	Relates to long-lived asset impairments of properties in Barton Creek and Camino Real (see Note 1).
d.	Relates to the revised amount of Texas margin tax accrued on discontinued operations income earned during 2007.

11. Subsequent Events
In January 2010, Stratus borrowed $4.5 million under a $5.4 million term loan secured by 5700 Slaughter, which will mature in January 2015. The applicable interest rate is 6.95 percent, and payments of principal and interest are due monthly beginning March 1, 2010. Stratus will use the proceeds from this loan for general corporate purposes.

Stratus evaluated events after December 31, 2009, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.  Controls and Procedures
(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information About Directors

The table below provides certain information as of March 15, 2010, with respect to our directors. The biographies of each of the directors contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused the board to determine that the person should be nominated to serve as a director for the company. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

			Year First
		Principal Occupation, Business Experience, and	Elected a
Name of Director	Age	Other Directorships	Director
William H. Armstrong III	45
Chairman of the Board, Chief Executive Officer and President of the company from 1998 to present.  Chief Operating Officer and Chief Financial Officer of the company from 1996 to 1998. Director of Moody National REIT I, Inc. Active member of Finance Committee of the U.S. Green Building Council, National Association of Real Estate Investment Trusts, the Urban Land Institute and the Real Estate Council of Austin. Holds B.A. in Economics from The University of Colorado.

Mr. Armstrong’s 24-year career in real estate and 18 years of leadership experience with our company make him highly qualified to lead our board.  He has a comprehensive understanding of our company and its management, operations and financial requirements.  Mr. Armstrong’s management experience and active involvement in various real estate industry organizations enable him to guide our company’s business strategy in an increasingly complex business environment.
			1998

Bruce G. Garrison	64
Director – REITs, Salient Trust Company (formerly Pinnacle Trust Company) from 2003 to present, and Vice President from 2000 to 2003. Broker and Research Analyst with Harris, Webb & Garrison Inc. from 1996 to 2000. Managing Director and Senior REIT Analyst with Paine Webber Inc. from 1994 to 1996 and with Kidder Peabody & Co., Inc. from 1992 to 1994. Holds M.B.A. in Finance and Accounting and B.B.A. in Business and Marketing from The University of Texas. Certified Financial Analyst.

Mr. Garrison’s financial services industry experience, particularly as it relates to the real estate industry, makes him a valuable member of our board of directors and audit committee. With his business experience and educational background in finance and accounting, Mr. Garrison is well-versed in the review and evaluation of financial statements of publicly traded real estate companies. He provides valuable insight to our board of directors and audit committee.
		2002
James C. Leslie	54
Private investor and President of Leslie Enterprises, L.P. from 2001 to present. Chairman of the Board of Ascendant Solutions, Inc. Director, President and Chief Operating Officer of The Staubach Company, a commercial real estate services firm, from 1996 until 2001. President of Staubach Financial Services from 1992 to 1996. Chief Financial Officer of The Staubach Company from 1982 to 1992. Holds M.B.A. in Accounting and Finance from University of Michigan and B.S. in Mathematics from University of Nebraska.

Mr. Leslie’s 28 years of leadership in the real estate industry makes him highly qualified to serve as a member of our board of directors and each of our principal board committees. His extensive management experience acquired as president and chief operating officer of a commercial real estate services firm provide him with the knowledge to deal with financial, accounting, regulatory and administrative matters, particularly in the real estate industry. In addition, his experience positions Mr. Leslie well to lead our corporate personnel committee.
		1996

Michael D. Madden	61
Managing Partner of BlackEagle Partners LLC (formerly Centurion Capital Partners LLC) from April 2005 to present. Chairman of the Board of Hanover Capital L.L.C., investment bankers, from 1995 to present. Partner of Questor Management Co., merchant bankers, from 1999 to 2005. Vice Chairman of Paine Webber Inc. from 1994 to 1995. Executive Vice President, Executive Managing Director and Head of Global Business Development of Kidder Peabody & Co., Inc. from 1993 to 1994. Holds M.B.A. in Finance from University of Pennsylvania, Wharton School of Business and B.A. in Economics from LeMoyne College.

Mr. Madden’s management experience, career in investment banking and educational background provide him with the skills necessary to serve on our board of directors and to lead our audit committee.  With his background and experience, Mr. Madden is well-versed in accounting principles and financial reporting rules and regulations, and is equipped to evaluate financial results and lead our audit committee.
1992

Information About Executive Officer Not Serving as a Director

The table below provides certain information as of March 15, 2010, about our executive officer who is not also serving as a director.  Mr. Armstrong and Ms. Pickens are the only executive officers whom we currently employ.

Name	Age	Position or Office
Erin D. Pickens	48	Senior Vice President and Chief Financial Officer

Ms. Pickens has served as our Senior Vice President since May 2009 and as our Chief Financial Officer since June 2009. Ms. Pickens previously served as Executive Vice President and Chief Financial Officer of Tarragon Corporation from November 1998 until April 2009, and as Vice President and Chief Accounting Officer from September 1996 until November 1998 and Accounting Manager from June 1995 until August 1996 for Tarragon and its predecessors.  Tarragon Corporation filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code on January 12, 2009.

Ethics and Business Conduct Policy

Our ethics and business conduct policy is available on our website at http://www.stratusproperties.com/policies.aspx.  Amendments to or waivers of the ethics and business conduct policy granted to any of our directors or executive officers will be published promptly on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC).  Based solely upon our review of the Forms 3, 4 and 5 filed during 2009, and written representations from certain reporting persons that no Forms 5 were required, we believe that all required reports were timely filed.

Audit Committee

The audit committee is currently comprised of three directors, Michael D. Madden, Chairman, Bruce G. Garrison and James C. Leslie, all of whom are independent, as defined by SEC rules and in the listing standards of The Nasdaq Stock Market (NASDAQ).  In addition, the board of directors has determined that each of Messrs. Madden, Garrison and Leslie qualifies as an “audit committee financial expert,” as such term is defined by the rules of the SEC.  The board of directors also has determined that each of the members of the audit committee has no material relationship with the company and is independent within the meaning of the NASDAQ independence standards applicable to audit committee members.

The audit committee operates under a written charter approved by the committee and adopted by the board of directors, which is available on our website at www.stratusproperties.com under Investor Relations – Corporate Governance Documents and is available in print upon request.  The audit committee’s primary function is to assist the board of directors in fulfilling the board’s oversight responsibilities by monitoring (1) the company’s continuing development and performance of its system of financial reporting, auditing, internal controls and legal and regulatory compliance, (2) the operation and integrity of the system, (3) performance and qualifications of the company’s independent registered public accounting firm and internal auditor and (4) the independence of the company’s independent registered public accounting firm.

Item 11.  Executive Compensation

Executive Compensation

The table below summarizes the total compensation paid to or earned by our chief executive officer and each person serving as an executive officer during 2009 (collectively, the named executive officers) for the fiscal years ended December 31, 2009 and 2008.  Messrs. Armstrong and Baker and Ms. Pickens were the only executive officers whom we employed during the fiscal years ended December 31, 2009 and 2008.

2009 Summary Compensation Table

				Stock	All Other
Name and				Awards	Compensation
Principal Position	Year	Salary	Bonus	(1)	(2)	Total
William H.	2009	$400,000	$400,000	$183,870	$56,091	$1,039,961
Armstrong III	2008	400,000	300,000	-	50,226	750,226
Chairman of the
Board, President
& Chief Executive
Officer

John E. Baker (3)	2009	142,500	-	-	32,024	174,524
Former Senior	2008	225,000	180,000	-	32,848	437,848
Vice President &
Chief Financial
Officer

Erin D. Pickens (3)	2009	151,394	75,000	-	64,315	290,709
Senior Vice
President & Chief
Financial Officer

——–––––––––—
(1)
On February 9, 2009, our corporate personnel committee awarded 27,000 restricted stock units to Mr. Armstrong. The restricted stock units will ratably convert into shares of our common stock over a four-year period on each grant date anniversary, or, if earlier, upon a termination of employment due to death, disability or retirement, or upon a change of control of our company. The restricted stock units are valued on the date of grant at the closing sale price per share of our common stock.

(2)	Consists of contributions to defined contribution plans, payments for life insurance policies, director fees and relocation expenses as follows:

			Life
		Plan	Insurance	Director	Relocation
Name	Date	Contributions	Premiums	Fees	Expenses
William H. Armstrong III	2009	$ 35,865	$ 2,726	$ 5,500	$ -
	2008	30,500	2,726	5,000	-

John E. Baker	2009	29,676	2,348	-	-
	2008	30,500	2,348	-	-

Erin D. Pickens	2009	27,725	1,590	-	35,000

The amount for Mr. Armstrong also includes $12,000 for use of a company-leased car, which the company provides for business availability.  Mr. Armstrong reimburses the company on a quarterly basis for monthly lease payments in excess of $1,000.

(3)
Ms. Pickens joined the company as Senior Vice President on May 11, 2009.  As previously announced, Mr. Baker retired as Senior Vice President and Chief Financial Officer effective as of the close of business on June 24, 2009, at which time Ms. Pickens assumed the duties of Chief Financial Officer.  Mr. Baker continues to be employed by the company and will provide services to the company for a transition period.

——–––––––––—

Outstanding Equity Awards as of December 31, 2009

	Option Awards (1)				Stock Awards
Equity
Incentive
					Equity	Plan
					Incentive	Awards:
					Plan	Market or
					Awards:	Payout
					Number of	Value of
					Unearned	Unearned
					Shares,	Shares,
	Number of	Number of			Units or	Units or
	Securities	Securities			Other	Other
	Underlying	Underlying			Rights	Rights
	Unexercised	Unexercised	Option	Option	That	That Have
	Options	Options	Exercise	Expiration	Have Not	Not
Name	Exercisable	Unexercisable	Price (2)	Date	Vested (3)	Vested (4)
William H. Armstrong III	17,500	-	$ 16.015	12/30/2014	62,750	$ 690,250
John E. Baker	6,250	-	16.015	12/30/2014	14,500	159,500
Erin D. Pickens	-	-	-	-	-	-

——–––––––––—

(1)	The stock options were granted on December 30, 2004, and became exercisable in 25 percent annual increments on each of the first four anniversaries of the date of grant and have a term of 10 years.

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

(3)
Unless the award is forfeited or vesting is accelerated because of a termination of employment or change in control as described below under “Potential Payments upon Termination or Change in Control,” the restricted stock units held by the named executive officers will vest and be paid out in an equivalent number of shares of our common stock as follows:

Name	RSUs	Vesting Date
Mr. Armstrong	8,750	01/16/10
	6,750	01/24/10
	6,750	02/09/10
	6,750	12/12/10
	6,750	01/24/11
	6,750	02/09/11
	6,750	12/12/11
	6,750	02/09/12
	6,750	02/09/13

Mr. Baker	3,500	01/16/10
	2,750	01/24/10
	2,750	12/12/10
	2,750	01/24/11
	2,750	12/12/11

Ms. Pickens	-	-

(4)	The market value of the unvested restricted stock units reflected in this table was based on the $11.00 closing market price per share of our common stock on December 31, 2009.

————————

Option Exercises and Stock Vested During 2009

There were no stock option exercises during 2009.  The following table sets forth certain information regarding the vesting of restricted stock units during 2009 for each of the named executive officers.

	Stock Awards
	Number
	of
	Shares
	Acquired	Value
	on	Realized on
Name	Vesting	Vesting (1)
William H. Armstrong III	22,250	$222,848
John E. Baker	9,000	90,080
Erin D. Pickens	-	-

——–––––––––—
(1)
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

Change of Control Agreements.  In January 2007, we entered into change of control agreements with Messrs. Armstrong and Baker, and in May 2009, we entered into a change of control agreement with Ms. Pickens.  In June 2009, Mr. Baker ceased to be an officer of the company.  As a result, as of that date, the terms of his change of control agreement were no longer effective.  The agreements with Mr. Armstrong and Ms. Pickens entitle each executive to receive additional benefits in the event of the termination of his or her employment under certain circumstances following a change of control.  Each agreement provides that if, during the three-year period following a change of control, the company or its successor terminates the executive other than by reason of death, disability or cause, or the executive voluntarily terminates his employment for good reason, the executive will receive:

•	any accrued but unpaid salary and a pro-rata bonus for the year in which he or she was terminated;

•
a lump-sum cash payment equal to 2.99 times the sum of (a) the executive’s base salary in effect at the time of termination and (b) the highest annual bonus awarded to the executive during the three fiscal years immediately preceding the termination date; or, in Ms. Pickens’ case, if no bonus was awarded during those years, $180,000; and

•
continuation of insurance and welfare benefits until the earlier of (a) December 31 of the first calendar year following the calendar year of the termination or (b) the date the executive accepts new employment.

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

The agreements described above expired on January 26, 2010. On March 9, 2010, we entered into new change of control agreements with Mr. Armstrong and Ms. Pickens that expire on March 31, 2013 and with substantially the same terms as the prior agreements.

The following table quantifies the potential payments to our named executive officers under the contracts, arrangements or plans discussed above, for various scenarios involving a change of control or termination of employment of each of our named executive officers, assuming a December 31, 2009 termination date, and where applicable, using the closing price of our common stock of $11.00 (as reported on NASDAQ as of December 31, 2009).  The table does not include amounts that may be payable under our 401(k) plan.

			Restricted
		Options	Stock Units
	Lump	(Unvested	(Unvested
	Sum	and	and
	Severance	Accelerated)	Accelerated)	Health
Name	Payment	(1)	(2)	Benefits	Total
William H. Armstrong III
Retirement, Death, Disability	N/A	N/A	$ 690,250	N/A	$ 690,250
Termination after Change of Control (3)	$2,691,000	N/A	690,250	$24,205	3,405,455
John E. Baker
Retirement, Death, Disability	N/A	N/A	159,500	N/A	159,500
Termination after Change of Control	N/A	N/A	159,500	N/A	159,500
Erin D. Pickens
Retirement, Death, Disability	N/A	N/A	-	N/A	-
Termination after Change of Control (3)	1,240,850	N/A	-	17,909	1,258,759
________________

(1)           None of the named executive officers held any unexercisable options as of December 31, 2009.

(2)	The value of the restricted stock units that would have vested for each named executive officer is based on the $11.00 closing market price of our common stock on December 31, 2009.

(3)
Pursuant to the terms of the executive’s change of control agreement, the total payments may be subject to reduction if such payments result in the imposition of an excise tax under Section 280G of the Internal Revenue Code.

————————

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the board.  In setting director compensation, we consider the significant amount of time directors dedicate in fulfilling their duties as directors, as well as the skill-level required by the company to be an effective member of the board.

Cash Compensation

Prior to January 1, 2010, each non-employee director received an annual fee consisting of (a) $12,500 for serving on the board of directors, (b) $1,000 for serving on each committee, (c) $4,000 for serving as chairperson of the audit committee, and (d) $2,000 for serving as chairperson of any other committee.  Each director also received $1,000 for attendance at each board and committee meeting and $500 for participation in each board or committee meeting by telephone conference, as well as reimbursement for reasonable out-of-pocket expenses incurred in attending our board and committee meetings.  Mr. Armstrong’s compensation, which includes the attendance fees he received as a director, is reflected in the Summary Compensation Table in the section titled “Executive Compensation.”

Effective January 1, 2010, each non-employee director will receive an annual fee consisting of (a) $25,000 for serving on the board of directors, (b) $1,000 for serving on each committee, (c) $7,000 for serving as chairperson of the audit committee, and (d) $5,000 for serving as chairperson of any other committee.  Also effective January 1, 2010, each director will receive $1,500 for attendance at each board and committee meeting and $1,000 for participation in each board or committee meeting by telephone conference, as well as reimbursement for reasonable out-of-pocket expenses incurred in attending our board and committee meetings.

Equity-Based Compensation

Non-employee directors also receive equity compensation under the 1996 Stock Option Plan for Non-Employee Directors (the 1996 Plan), which was approved by our stockholders.  Under the 1996 Plan, each non-employee director is granted options to acquire 2,500 shares of our common stock on September 1st of each year.  The options are granted at fair market value on the grant date, vest ratably over the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date.  Accordingly, on September 1, 2009, each non-employee director was granted an option to purchase 2,500 shares of our common stock at a grant price of $6.23 per option.

2009 Director Compensation

The table below summarizes the total compensation paid to or earned by our non-employee directors during 2009.  The amount included in the “Option Awards” column reflects the aggregate grant date fair value, and does not necessarily equate to the income that will ultimately be realized by the director for these option awards.

2009 Director Compensation

	Fees
	Earned or
	Paid in	Option
Name of Director	Cash	Awards (1)	Total
Bruce G. Garrison	$ 23,500	$ 11,175	$ 34,675
James C. Leslie	27,000	11,175	38,175
Michael D. Madden	26,000	11,175	37,175

________________

(1)
The Black-Scholes option model was used to determine the grant date fair value of the option awards.  For information relating to the assumptions made by us in valuing the option awards made to our non-employee directors in fiscal year 2009, refer to Note 8 of our financial statements located elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2009.  In accordance with the 1996 Plan, on September 1, 2009, each non-employee director was granted options to purchase 2,500 shares of our common stock with a grant date fair value of $4.47 per option.  As of December 31, 2009, each director had the following number of options outstanding: Mr. Garrison, 10,625; Mr. Leslie, 17,500; and Mr. Madden, 25,000.

________________

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Directors and Executive Officers

Unless otherwise indicated, (a) this table shows the amount of our common stock each of our directors and named executive officers beneficially owned as of March 15, 2010, and (b) all shares shown are held with sole voting and investment power.

	Number
	of Shares	Number of	Total
	Not	Shares	Number of
	Subject	Subject to	Shares
	to	Exercisable	Beneficially	Percent
Name of Beneficial Owner	Options	Options (1)	Owned	of Class
William H. Armstrong III (2)	335,746	17,500	353,246	4.5%
John E. Baker (3)	-	6,250	6,250	*
Erin D. Pickens (4)	300	-	300	*
Bruce G. Garrison	20,000	4,375	24,375	*
James C. Leslie	40,500	11,250	51,750	*
Michael D. Madden	1,000	18,750	19,750	*
All directors and executive
officers as a group (5 persons) (5)	397,546	51,875	449,421	5.3%
_________________

* Ownership is less than one percent.

(1)
Number of shares subject to exercisable options reflects our common stock that could be acquired within sixty days of March 15, 2010, upon the exercise of options granted pursuant to our stock incentive plans.

(2)	Includes 3,250 shares held in his individual retirement account. Does not include 53,000 restricted stock units.

(3)
Does not include 8,250 restricted stock units. As previously announced, Mr. Baker retired as Senior Vice President and Chief Financial Officer effective as of the close of business on June 24, 2009, at which time Ms. Pickens assumed the duties of Chief Financial Officer.

(4)           Does not include 3,500 restricted stock units.

(5)
Mr. Baker ceased to be an officer of the company in June 2009; thus, the shares held by Mr. Baker are not included in the total number of shares beneficially owned by the directors and executive officers as a group.

________________

Stock Ownership of Certain Beneficial Owners

Based on filings with the SEC, this table shows the beneficial owners of more than five percent of our outstanding common stock.  Unless otherwise indicated, all information is presented as of December 31, 2009, and all shares beneficially owned are held with sole voting and investment power.

		Percent of
Name and Address of Beneficial	Total Number of Shares	Outstanding
Owner	Beneficially Owned	Shares

Carl E. Berg (1)	1,405,000	18.9%
10050 Bandley Drive
Cupertino, California 95014

Dimensional Fund Advisors LP (2)	541,220	7.3%
Palisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746

High Rise Capital Advisors, L.L.C. (3)	443,453	6.0%
535 Madison Avenue, 27th Floor
New York, New York 10022

Ingalls & Snyder LLC (4)	1,243,360	16.7%
Robert L. Gipson
61 Broadway
New York, New York 10006

_________________

(1)           Based on an amended Schedule 13G filed with the SEC on February 13, 2002.

(2)	Based on an amended Schedule 13G filed with the SEC on February 8, 2010. Dimensional Fund Advisors LP has sole voting power over 538,419 shares and sole investment power over 541,220 shares.

(3)
Based on an amended Schedule 13G filed jointly by High Rise Capital Advisors, L.L.C. ("High Rise Capital"), Bridge Realty Advisors, LLC ("Bridge Realty"), and others with the SEC on February 12, 2010.  Cedar Bridge Realty Fund, L.P. (“CBR”) is a Delaware limited partnership, and Cedar Bridge Institutional Fund, L.P. (“CBI”) is also a Delaware limited partnership (CBR and CBI collectively, the

“Partnerships”).  Bridge Realty serves as the sole general partner to the Partnerships.  As the sole general partner of each of the Partnerships, Bridge Realty has the power to vote and dispose of the shares of the Partnerships and, accordingly, may be deemed the “beneficial owner” of such shares.  High Rise Capital serves as the sole managing member of Bridge Realty.  David O’Connor (“Mr. O’Connor”) serves as senior managing member of High Rise Capital, and Charles Fitzgerald (“Mr. Fitzgerald”) serves as managing member of High Rise Capital. According to the amended Schedule 13G, (a) CBR beneficially owns 250,507 shares, (b) CBI beneficially owns 192,946 shares, (c) Bridge Realty beneficially owns 443,453 shares, (d) High Rise Capital beneficially owns 443,453 shares, (e) Mr. O’Connor beneficially owns 443,453 shares, and (f) Mr. Fitzgerald beneficially owns 443,453 shares, over which all the parties share voting and investment power.  In the aggregate, the parties share voting and investment power over 443,453 shares.

(4)	Based on an amended Schedule 13G filed with the SEC on January 8, 2010, Ingalls & Snyder has no voting power but shares investment power over all shares beneficially owned.
________________

Equity Compensation Plan Information as of December 31, 2009

The following table presents information as of December 31, 2009, regarding our incentive compensation plans under which common stock may be issued to employees and non-employees as compensation.  We currently have four equity plans with currently outstanding awards, all of which were approved by our stockholders, although only two of these plans have shares remaining available for future grants: the Stock Option Plan, the 1998 Stock Option Plan, the 2002 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors.

Number of
	Number of		Securities
	Securities to be	Weighted-	Remaining Available
	Issued upon	Average	for Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation Plans
	Options,	Options,	(Excluding
	Warrants and	Warrants and	Securities Reflected
	Rights	Rights	in Column (a))
Plan Category	(a)	(b) (1)	(c) (2)

Equity compensation
plans security holders
approved by	173,687	$ 16.98	27,059

Equity compensation
plans not approved by
security holders	-	-	-

Total	173,687	16.98	27,059

_______________

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 77,250 restricted stock units.  These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2009, there were 17,059 shares remaining available for future issuance under the 2002 Stock Incentive Plan, all of which could be issued under the terms of the plan upon the exercise of options and stock appreciation rights, and 16,263 of which could be issued under the terms of the plan in the form of restricted stock, restricted stock units or “other stock-based” awards.  In addition, there were also 10,000 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Board and Committee Independence

On the basis of information solicited from each director, the board has affirmatively determined that each of Messrs. Garrison, Leslie and Madden has no material relationship with the company and satisfy the independence criteria set forth in the applicable NASDAQ listing standards and SEC rules.  In making this determination, the board, with assistance from the company’s legal counsel, evaluated responses to a questionnaire completed annually by each director regarding relationships and possible conflicts of interest between each director, the company and management.  In its review of director independence, the board and the company’s legal counsel considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management. The board of directors determined that three of the four directors are independent.

The board of directors also has determined that each of the members of the audit and corporate personnel committees has no material relationship with the company and satisfy the independence criteria (including the enhanced criteria with respect to members of the audit committee) set forth in the applicable NASDAQ listing standards and SEC rules.

Item 14.  Principal Accounting Fees and Services

Fees and Related Disclosures for Accounting Services

As previously disclosed, on September 23, 2009, the Audit Committee dismissed PricewaterhouseCoopers LLP (PwC) and appointed Travis Wolff & Company LLP (Travis Wolff) to serve as our independent registered public accounting firm.  The following table discloses the aggregate fees billed for professional services rendered by Travis Wolff in 2009 and PwC in 2008:

	2009	2008 (1)
Audit Fees	$ 143,890	$ 635,140
Audit-Related Fees (2)	-	165,300
Tax Fees	-	-
All Other Fees	-	-
_________________

(1)	Amounts disclosed for 2008 have been adjusted to reflect the aggregate fees billed for professional services rendered by PwC.

(2)
Relates to certain services related to consultations with management as to the accounting or disclosure treatment of transactions or events (primarily the company’s accounting for capitalized interest) and the actual or potential impact of final or proposed rules, standards or interpretations by any regulatory or standard setting body.

________________________

The audit committee has determined that the provision of the services described above is compatible with maintaining the independence of the independent registered public accounting firm.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit services, audit-related services and other services permitted by law provided by the independent registered public accounting firm.  In accordance with that policy, the committee annually pre-approves a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to specified cost levels.  Any service that is not included in the approved list of services must be separately pre-approved by the audit committee.  In addition, if fees for any service exceed the amount that has been pre-approved, then payment of additional fees for such service must be specifically pre-approved by the audit committee; however, any proposed service that has an anticipated or additional cost of no more than $15,000 may be pre-approved by the Chairperson of the audit committee, provided that the total anticipated costs of all such projects pre-approved by the Chairperson during any fiscal quarter does not exceed $30,000.

At each regularly scheduled audit committee meeting, management updates the committee on the scope and anticipated cost of (1) any service pre-approved by the Chairperson since the last meeting of the committee and (2) the projected fees for each service or group of services being provided by the independent registered public accounting firm.  Since the May 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each service provided by our independent registered public accounting firm has been approved in advance by the audit committee.  During 2009, none of those services required use of the de minimis exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1).                      Financial Statements.

Consolidated Balance Sheets, page 31.
Consolidated Statements of Operations, page 32.
Consolidated Statements of Cash Flows, page 33.
Consolidated Statements of Equity, page 34.

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

Date:  March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William H. Armstrong III	Chairman of the Board, President
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

*	Senior Vice President
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

*	Vice President and Controller
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
James C. Leslie

*	Director
Michael D. Madden

*	Director
Bruce G. Garrison

*By:                 /s/ William H. Armstrong III
William H. Armstrong III
Attorney-in-Fact

Date:  March 31, 2010

S-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

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
			8-K	000-19989	10/05/2005

10.4	Amended and Restated Construction Loan Agreement dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/06/2009

10.5	Amended and Restated Promissory Note dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/06/2009

10.6	Assignment and Assumption of Note, Mortgage and Other Loan Documents dated June 26, 2009, by and between Corus Bank, N.A. and Stratus Partnership Investments, L.P.		10-Q	000-19989	08/10/2009

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.7	Construction Loan Agreement dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.		10-Q	000-19989	08/11/2008

10.8	Promissory Note dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.		10-Q	000-19989	08/11/2008

10.9	Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-K	000-19989	03/28/2001

10.10	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.11	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.12	Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-Q	000-19989	11/13/2001

10.13	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.14	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.		10-Q	000-19989	05/15/2003

10.15
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.
			10-K	000-19989	3/30/2004

10.16	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.17	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.		8-K	000-19989	12/14/2007

10.18	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.19	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.20	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.21	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.22	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.23	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.		10-Q	000-19989	08/09/2007

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
			10-Q	000-19989	08/09/2007

10.27*	Stratus’ Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	05/05/2009

10.28*	Stratus Properties Inc. Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.29*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	05/10/2007

10.30*	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.31*	Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan.		10-Q	000-19989	8/12/2005

10.32*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.		10-Q	000-19989	05/10/2007

10.33*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.34*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	08/12/2005

10.35*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	05/10/2007

10.36*	Stratus Director Compensation.	X

10.37*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of March 9, 2010.		8-K	000-19989	03/12/2010

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.38*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of March 9, 2010.		8-K	000-19989	03/12/2010

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	03/30/2004

21.1	List of subsidiaries.	X

23.1	Consent of Travis Wolff, LLP.	X

23.2	Consent of PricewaterhouseCoopers LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X
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