Form 10-Q
period 2010-03-29
STRATUS PROPERTIES INC
filed 2010-05-17
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

On April 30, 2010, there were issued and outstanding 7,462,617 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$5,908	$15,398
Real estate held for sale – developed or under development	137,242	124,801
Real estate held for sale – undeveloped	57,485	57,201
Real estate held for use, net	115,543	101,863
Investment in unconsolidated affiliate	3,315	3,391
Deferred tax assets	9,038	8,296
Other assets	21,133	17,640
Total assets	$349,664	$328,590

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$24,712	$16,247
Accrued interest and property taxes	1,318	3,401
Deposits	7,838	7,700
Debt	87,737	81,105
Other liabilities	1,705	2,224
Total liabilities	123,310	110,677

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	83	83
Capital in excess of par value of common stock	197,277	197,333
Accumulated deficit	(37,708)	(35,999)
Common stock held in treasury	(17,972)	(17,941)
Total Stratus stockholders’ equity	141,680	143,476
Noncontrolling interest in subsidiary	84,674	74,437
Total equity	226,354	217,913
Total liabilities and equity	$349,664	$328,590

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Real estate	$874	$191
Rental income	1,297	1,173
Commissions, management fees and other	129	168
Total revenues	2,300	1,532
Cost of sales:
Real estate, net	2,106	1,061
Rental	745	831
Depreciation	420	440
Total cost of sales	3,271	2,332
General and administrative expenses	1,832	2,079
Total costs and expenses	5,103	4,411
Operating loss	(2,803)	(2,879)
Interest income	14	246
Other income	228	-
Loss on interest rate cap agreement	(24)	(33)
Loss before income taxes and equity in unconsolidated affiliate’s loss	(2,585)	(2,666)
Equity in unconsolidated affiliate’s loss	(76)	(74)
Benefit from income taxes	881	897
Net loss	(1,780)	(1,843)
Net loss attributable to noncontrolling interest in subsidiary	71	106
Net loss attributable to Stratus common stock	$(1,709)	$(1,737)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(0.23)	$(0.23)

Weighted average shares of common stock outstanding:
Basic and diluted	7,456	7,446

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(1,780)	$(1,843)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	420	440
Loss on interest rate cap agreement	24	33
Cost of real estate sold	563	126
Deferred income taxes	(898)	(913)
Stock-based compensation	146	171
Equity in unconsolidated affiliate’s loss	76	74
Deposits	(2,133)	(22)
Purchases and development of real estate properties	(10,394)	(8,454)
Municipal utility district reimbursements	-	3,387
Decrease in other assets	878	274
Decrease in accounts payable, accrued liabilities and other	(2,788)	(3,180)
Net cash used in operating activities	(15,886)	(9,907)

Cash flow from investing activities:
Development of commercial leasing properties	(10,305)	(6,153)
Proceeds from matured U.S. treasury securities	-	497
Investment in unconsolidated affiliate	-	(260)
Other	-	21
Net cash used in investing activities	(10,305)	(5,895)

Cash flow from financing activities:
Borrowings from revolving credit facility	5,012	-
Payments on revolving credit facility	(781)	-
Borrowings from project and term loans	4,500	4,735
Payments on project and term loans	(2,099)	(68)
Noncontrolling interest contributions	10,308	11,000
Net payments for stock-based awards	(76)	(101)
Purchases of Stratus common shares	-	(404)
Financing costs	(163)	-
Net cash provided by financing activities	16,701	15,162
Net decrease in cash and cash equivalents	(9,490)	(640)
Cash and cash equivalents at beginning of year	15,398	17,097
Cash and cash equivalents at end of period	$5,908	$16,457

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

					Common Stock		Total
	Common Stock		Capital in	Accum-	Held in Treasury		Stratus	Noncontrolling
	Number	At Par	Excess of	ulated	Number	At	Stockholders’	Interest in	Total
	of Shares	Value	Par Value	Deficit	of Shares	Cost	Equity	Subsidiary	Equity

Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	873	$(17,941)	$143,476	$74,437	$217,913
Exercised and issued stock-based awards
and other	25	-	(202)	-	-	-	(202)	-	(202)
Stock-based compensation	-	-	146	-	-	-	146	-	146
Tender of shares for stock-based awards	-	-	-	-	4	(31)	(31)	-	(31)
Noncontrolling interest contributions	-	-	-	-	-	-	-	10,308	10,308
Comprehensive income (loss):
Net loss	-	-	-	(1,709)	-	-	(1,709)	(71)	(1,780)
Other comprehensive income	-	-	-	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(1,709)	-	-	(1,709)	(71)	(1,780)
Balance at March 31, 2010	8,340	$83	$197,277	$(37,708)	877	$(17,972)	$141,680	$84,674	$226,354

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2009 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at March 31, 2010, and the results of operations for the three-month periods ended March 31, 2010 and 2009, and cash flows for the three-month periods ended March 31, 2010 and 2009. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 133,400 shares for the first quarter of 2010 and approximately 156,800 shares for the first quarter of 2009 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

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

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Decisions for the joint venture are made by unanimous vote of the partners. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. As of March 31, 2010, capital contributions totaled $63.4 million for Stratus and $85.5 million for Canyon-Johnson. The joint venture has a construction loan to finance project costs after the required capital contributions are made (see below).

On October 21, 2009, the joint venture obtained construction financing from Beal Bank Nevada (Beal Bank) (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing. The next advance is expected to occur in mid-2010 and thereafter advances are expected to be made monthly until the loan is fully funded. As a condition to further funding from the Beal Bank loan agreement, the joint venture must invest at least $180 million in the project.

On April 6, 2010, Stratus and Canyon-Johnson amended the operating agreement for the W Austin Hotel & Residences project joint venture to provide that each partner will make an additional $0.8 million contribution to the joint venture to fund construction costs of the W Austin Hotel & Residences project. These contributions were made by the partners in March 2010, after which capital contributions totaled $63.4 million for Stratus and $85.5 million for Canyon-Johnson. No further contributions are required to be made by Stratus or Canyon-Johnson. See Note 9 for further discussion of financing arrangements entered into subsequent to March 31, 2010.

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the W Austin Hotel & Residences project construction loan at 4.5 percent (see Note 4). The LIBOR cap notional amount varies based on originally projected loan balances throughout the term of the loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $0.5 million in the first quarters of 2010 and 2009, which have been eliminated in consolidation.

Upon formation of the joint venture, Stratus performed an initial evaluation and concluded that the joint venture was a VIE and that Stratus was the primary beneficiary. Stratus reevaluated the VIE status and primary beneficiary of the joint venture as of the amendment to the operating agreement (March 31, 2010), and concluded that the joint venture is still a VIE, and Stratus is still the primary beneficiary as it is the developer of the project and contributed the land and development to the joint venture at formation. Stratus also reevaluated the primary beneficiary of the joint venture upon adoption of new consolidation guidance, effective January 1, 2010, (see Note 8) and concluded that Stratus is still the primary beneficiary. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements. Stratus will continue to periodically evaluate the primary beneficiary of this joint venture in accordance with the new consolidations guidance.

At March 31, 2010, Stratus’ consolidated balance sheet includes $187.6 million in total assets and $34.7 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $187.6 million of total assets included $1.2 million of cash and cash equivalents, $83.7 million of real estate held for sale – developed or under development, $87.1 million of real estate held for use and $15.6 million of other assets. The $34.7 million of total liabilities included $23.7 million of accounts payable and accrued liabilities, $0.1 million of accrued interest and property taxes, $7.5 million of deposits and $3.4 million of debt.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At March 31, 2010, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

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

The following table sets forth Stratus’ financial assets measured at fair value on a recurring basis as of March 31, 2010, by level within the fair value hierarchy (in thousands):

		Quoted Prices in		Significant
	Total Fair Value	Active Markets for	Significant Other	Unobservable
	Measurement	Identical Assets	Observable Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$175	$175	$-	$-
Interest rate cap
agreement	1	-	1	-
	$176	$175	$1	$-

Valuation Techniques

Cash Equivalents.  Stratus has certificates of deposits with maturity dates less than 90 days, which are considered cash equivalents. Stratus’ cash equivalent instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Interest Rate Cap Agreement.  On August 1, 2008, Stratus’ joint venture with Canyon-Johnson entered into an agreement to cap the floating LIBOR rate on its W Austin Hotel & Residences project construction loan at 4.5 percent through July 1, 2011, to manage interest rate risk (see Note 3). Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling $24 thousand in the first quarter of 2010 and $33 thousand in the first quarter of 2009 related to decreases in fair value of the interest rate cap agreement.

Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalentsa	$5,908	$5,908	$15,398	$15,398
Accounts and notes receivablea	706	706	1,734	1,734
Interest rate cap agreementb	1	1	25	25
Accounts payable, accrued
liabilities, accrued interest and
property taxesa	26,030	26,030	19,648	19,648
Debtc	87,737	86,789	81,105	78,571

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.	Recorded at fair value. Observable inputs, such as LIBOR, are used to determine fair value (see above).
c.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

5.	INTEREST CAPITALIZATION
Stratus capitalized all of its interest costs totaling $1.6 million in the first quarter of 2010 and $1.3 million in the first quarter of 2009.

6.	INCOME TAXES
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

During 2008, Stratus concluded that estimating a consistent annual effective tax rate was increasingly difficult because of the uncertainty in forecasting its taxable income or loss since such amounts are primarily dependent upon asset sales which are difficult to predict with reasonable certainty and may vary significantly from period to period. Additionally, the ability to forecast is increasingly difficult in light of the current economic environment. Stratus believes that such uncertainty goes beyond normal market variations and forecasting an annual effective rate would not provide a meaningful estimate. As such, Stratus believes that the actual year-to-date effective tax rate is the best estimate of the annual tax rate. Stratus’ benefit from income taxes has been calculated utilizing its actual effective tax rate for the three-month period ended March 31, 2010.

The difference between Stratus’ consolidated effective income tax rates for the first quarter of 2010 and 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

In its ongoing assessment of the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that the benefits of these deductible differences, net of the existing valuation allowances, are realizable at March 31, 2010. Such determination may change in the future based on numerous factors, including the impact of the overall economic environment on Stratus’ financial results.

7.	BUSINESS SEGMENTS
Stratus has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ real estate held for sale (developed, under development and undeveloped) in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and certain portions of the W Austin Hotel & Residences project. For definitions of these property classifications, see “Overview” located in Items 1 and 2 “Business and Properties” of the Stratus 2009 Form 10-K.

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. In addition, the commercial leasing segment includes a retail building and a bank building in Barton Creek Village, two retail buildings in the Circle C Community, and certain portions of the W Austin Hotel & Residences project.

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended March 31, 2010
Revenues	$1,003	$1,297	$-		$2,300
Cost of sales, excluding depreciation	(2,106)	(745)	-		(2,851)
Depreciation	(55)	(365)	-		(420)
General and administrative expenses	(1,040)	(792)	-		(1,832)
Operating loss	$(2,198)	$(605)	$-		$(2,803)

Capital expenditures	$10,394	$10,305	$-		$20,669
Total assets at March 31, 2010	$209,701	$130,925	$9,038	b	$349,664

Three Months Ended March 31, 2009
Revenues	$359	$1,173	$-		$1,532
Cost of sales, excluding depreciation	(1,061)	(831)	-		(1,892)
Depreciation	(67)	(373)	-		(440)
General and administrative expenses	(1,296)	(783)	-		(2,079)
Operating loss	$(2,065)	$(814)	$-		$(2,879)

Capital expenditures	$8,454	$6,153	$-		$14,607
Total assets at March 31, 2009	$175,301	$79,635	$8,634	b	$263,570

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.

8.	NEW ACCOUNTING STANDARD
Consolidations. In May 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb expected losses of the entity or (2) the right to receive expected residual returns from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Additionally, this guidance amends the consideration of related party relationships in the determination of the primary beneficiary of a VIE by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Stratus’ adoption of this guidance effective January 1, 2010, did not have a significant impact on its financial reporting and disclosures.

9.	SUBSEQUENT EVENTS
On April 6, 2010, Stratus and Canyon-Johnson amended the operating agreement for the W Austin Hotel & Residences project joint venture to provide that each partner will make an additional $0.8 million contribution to the joint venture to fund construction costs of the W Austin Hotel & Residences project. These contributions were made by the partners in March 2010, after which capital contributions totaled $63.4 million for Stratus and $85.5 million for Canyon-Johnson. No further contributions are required to be made by Stratus or Canyon-Johnson.

On April 6, 2010, Stratus and Canyon-Johnson entered into a $30 million loan agreement with Hunter’s Glen/Ford Investments I LLC (the Ford loan agreement) effective as of March 31, 2010, secured by a second lien on the W Austin Hotel & Residences project assets. Amounts borrowed under the Ford loan agreement will bear interest at an annual rate equal to 17.5 percent. Interest will accrue and can either be paid annually or added to the principal. The outstanding principal and accrued unpaid interest are due at maturity on March 31, 2012. Optional prepayments made after the first anniversary are not subject to prepayment premiums or fees. In addition, after one year from the first borrowing, the lender, with permission from Beal Bank, may require prepayment, but solely from the proceeds from the sale of W Austin Hotel & Residences residential units. Stratus has guaranteed payment of principal and interest under the loan and completion of the project in connection with this loan agreement. In addition, the Ford loan agreement contains a covenant requiring that Stratus maintain a minimum total stockholders’ equity balance of $120 million.

Additionally, the Ford loan agreement provides for a profits interest in the joint venture. The profits interest provides that Ford will receive 95 percent of the operating cash flow and net proceeds from capital events of the joint venture up to a maximum payment of $750,000 if paid on the first anniversary date of the Ford loan agreement and increased each full or partial month thereafter by $62,500 until the Ford loan is paid in full.

An initial advance under the Ford loan agreement of $10 million was made at closing, and an additional advance of $11 million was made on April 19, 2010. Loan proceeds will continue to be disbursed to pay costs of the W Austin Hotel & Residences project before any additional loan proceeds from Beal Bank will be advanced.

On April 7, 2010, Stratus extended and modified its credit facility with Comerica, effective as of March 31, 2010, such that the existing $45 million facility was replaced with a $35 million revolving loan and a $10 million term loan. Any amounts repaid under the $10 million term loan are not available for future advance to Stratus. The applicable interest rate for the revolving loan is LIBOR plus 4 percent, with a minimum rate of 6 percent, and the applicable interest rate for the term loan is LIBOR plus 5 percent, with a minimum rate of 7 percent. The outstanding principal from both loans are due at maturity on May 30, 2012.

Interest payments are due monthly on amounts outstanding under the $35 million revolving loan. The $10 million term loan will require monthly interest only payments for the first year, and quarterly principal payments of $0.5 million beginning on June 1, 2011, in addition to the monthly interest payments. In addition, any distributions received by Stratus from its investment in the W Austin Hotel & Residences project shall, after repayment of any amounts due under the Beal Bank and Ford loan agreements, be paid to Comerica and applied against the $10 million term loan to the extent of any outstanding amounts. The revised Comerica revolving loan and term loan agreements also increase Stratus’ minimum net worth covenant from $80 million to $120 million.

On April 7, 2010, Stratus extended and modified its seven unsecured term loans with First American Asset Management (FAAM) effective as of March 31, 2010. Stratus repaid $2.0 million on March 19, 2010, and the remaining maturities are $2.0 million in June 2010, $9.0 million in December 2011, $3.5 million in December 2012, $15.0 million in December 2013 and $8.5 million in December 2014. The applicable interest rate for all seven unsecured term loans is 8.75 percent. In addition, the debt service coverage ratio covenant contained in the loan agreements was modified such that Stratus will remain compliant with the covenant so long as Stratus maintains total stockholders’ equity of no less than $120 million. The modified loan agreements prohibit common stock repurchases while any of the loans are outstanding. The modified loan agreements for three of the loans totaling $18.5 million maturing in 2012 and 2013 prohibit prepayment before December 31, 2010. From January 1, 2011, until one year prior to the maturity dates, Stratus may prepay the loans, subject to applicable prepayment penalties. Beginning one year prior to the maturity dates, Stratus may prepay the loans with no prepayment penalties. The modified loan agreements for two of the loans totaling $8.5 million maturing in 2014 prohibit prepayment before December 31, 2011. From January 1, 2012 to December 31, 2013, Stratus may prepay the loans, subject to applicable prepayment penalties. Beginning January 1, 2014, Stratus may prepay the loans with no prepayment penalties.

Stratus evaluated events after March 31, 2010, and through the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately reflected in Stratus’ financial statements and the notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2009 Annual Report on Form 10-K (2009 Form 10-K) filed with the Securities and Exchange Commission (SEC). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (unaudited), unless otherwise stated.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of March 31, 2010, that comprise our principal development projects are presented in the following table.

		Acreage
		Developed or Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	Family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	122	119	249	368		736	749	28	777	1,513
Lantana	-	-	-	-		-	-	223	223	223
Circle C	29	-	-	35		35	148	352	500	535
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	151	119	249	405		773	897	605	1,502	2,275

a.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at March 31, 2010, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter project in the Circle C community.

The continued softness in the real estate market, among other factors, significantly impacted our consolidated financial results. In the first quarter of 2010, our revenues totaled $2.3 million and our net loss attributable to common stock totaled $1.7 million, compared with revenues of $1.5 million and a net loss attributable to common stock of $1.7 million for the first quarter of 2009. Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements.

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

BUSINESS STRATEGY

We continue to focus on our near-term goal of developing our properties and projects in a difficult economic climate and our long-term goal of maximizing the value of our development communities. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are increasingly difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future.

Our long-term success will depend on our ability to maximize the value of our real estate through obtaining additional required approvals that permit us to develop and sell our properties in a timely manner at a reasonable cost. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain financing necessary for developing our properties, although our ability to obtain financing in the future, as well as the cost of such financing, may be negatively impacted by current U.S. economic conditions. See “Risk Factors” located in Item 1A of our 2009 Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences. In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 3). Construction of the $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled. We anticipate the hotel will open in the fourth quarter of 2010. Condominium residences will be completed on a floor-by-floor basis. We anticipate that completion of the condominium residences will begin in the fourth quarter of 2010 and continue through mid-2011. As of May 4, 2010, we had 79 of the 159 condominium residences under contract. The sales contracts are generally secured with buyer deposits of 10 percent of the purchase price. We currently consolidate the joint venture with Canyon-Johnson because the project is considered a variable interest entity (VIE) and we are considered the primary beneficiary. If it is determined that the W Austin Hotel & Residences is no longer a VIE or that we are no longer the primary beneficiary of the joint venture, the project will be deconsolidated from our financial statements.

For a discussion of the financing structure for the W Austin Hotel & Residences project see Note 3.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and one commercial site. The joint venture is currently processing permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At March 31, 2010, our investment in the Crestview Station project totaled $3.3 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. A reserve for interest and property taxes through May 2011 has been established with the lender. Scheduled principal payments begin in June 2011, and the loan matures in May 2012. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of March 31, 2010, the number of our residential developed lots, lots under development and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	2	-	-	2
Calera Drive	8	-	-	8
Verano Drive	67	-	-	67
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Townhomes	-	-	221	221
Phase III	-	89	-	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	29	-	57	86
Total Residential Lots	151	89	2,292	2,532

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of March 31, 2010, two courtyard homes at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold. In April 2010, we sold one of the courtyard homes at Calera Court.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of March 31, 2010, seven Amarra Drive Phase I lots remain unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of March 31, 2010, two Mirador estate lots remained unsold.

Wimberly Lane. Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots. We entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. We sold the last homebuilder lot in January 2008, and have one Wimberly Lane lot remaining for sale.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included our contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots for $0.9 million in the first quarter of 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing contracts with other homebuilders for the sale of the remaining lots. One lot was sold in August 2009 for $0.1 million and 29 lots remained unsold as of March 31, 2010. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of March 31, 2010, the number of square feet of our commercial property developed, under development and our potential development are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
5700 Slaughter	21,000	-	-	21,000
Parkside Village	-	80,000	-	80,000
Tract 110	-	-	760,000	760,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Advanced Micro Devices
Option Tract	-	-	100,000	100,000
Tract G06	-	-	400,000	400,000
Tract GR1	-	-	325,000	325,000
Tract G05	-	-	260,000	260,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	80,000	4,278,000	4,555,000

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

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,300-square-foot bank building within this retail complex. As of March 31, 2010, the retail complex was 81 percent leased and the bank building is leased through January 2023.

Circle C. During the third quarter of 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at the 5700 Slaughter project. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of March 31, 2010, occupancy was approximately 91 percent for the two retail buildings.

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

Lantana. Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto. As of March 31, 2010, occupancy was 97 percent for the original office building and 94 percent for the second office building. As of March 31, 2010, we had remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements. Lantana also includes 100,000 square feet of potential development for commercial property under an option contract with Advance Micro Devices, Inc. (NYSE: AMD), which expired unexercised in April 2010.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	First Quarter
	2010	2009
Revenues:
Real estate operations	$1,003	$359
Commercial leasing	1,297	1,173
Total revenues	$2,300	$1,532

Operating loss	$(2,803)	$(2,879)

Benefit from income taxes	$881	$897

Net loss attributable to Stratus common stock	$(1,709)	$(1,737)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary operating results for real estate operations follow (in thousands):

	First Quarter
	2010	2009
Revenues:
Developed property sales	$874	$191
Commissions, management fees and other	129	168
Total revenues	1,003	359

Cost of sales, including depreciation	(2,161)	(1,128)
General and administrative expenses	(1,040)	(1,296)

Operating loss	$(2,198)	$(2,065)

Developed Property Sales. Property sales totaled $0.9 million, which included 13 lots from the Meridian development in the Circle C community, for first-quarter 2010 and $0.2 million, which included three lots in the Meridian development, for first-quarter 2009. The increase in developed property sales revenues resulted from a higher number of lots sold at Meridian primarily related to the completion of sales under homebuilder contracts in first-quarter 2010.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $2.2 million for first-quarter 2010 and $1.1 million for first-quarter 2009. Cost of sales for first-quarter 2010 increased compared to first-quarter 2009 primarily because of an increase in developed property sales in 2010. We sold 13 lots in first-quarter 2010 at an average cost of $44,000 per lot, compared to three lots in first-quarter 2009 at an average cost of $43,000 per lot. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.6 million in first-quarter 2010 and $1.0 million in first-quarter 2009 and do not vary significantly with the number of property sales.

We are anticipating continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. and Austin real estate markets.

General and Administrative Expenses. Consolidated general and administrative expenses decreased to $1.8 million for first-quarter 2010 from $2.1 million for first-quarter 2009, primarily because of lower business development costs. General and administrative expenses allocated to real estate operations decreased to $1.0 million for first-quarter 2010 from $1.3 million for first-quarter 2009, primarily as a result of lower projected real estate operations revenues as a percentage of total projected revenues in 2010. For more information about the allocation of general and administrative expenses to our operating segments, see Note 7.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	First Quarter
	2010	2009
Rental income	$1,297	$1,173
Rental property costs	(745)	(831)
Depreciation	(365)	(373)
General and administrative expenses	(792)	(783)
Operating loss	$(605)	$(814)

Rental Income. Rental income increased in first-quarter 2010 compared to first-quarter 2009, primarily because of a $0.1 million increase in rental income at 5700 Slaughter, which was in the initial leasing stage in 2009.

Rental Property Costs. Rental property costs decreased to $0.7 million for first-quarter 2010 from $0.8 million for first-quarter 2009. The decrease in rental property costs in first-quarter 2010 is primarily the result of a decrease in property management expenses.

Non-Operating Results
Interest Income. Interest income totaled less than $0.1 million in the first quarter of 2010 and $0.2 million in the first quarter of 2009. The decrease in interest income primarily reflects a decrease in Barton Creek Municipal Utility District (MUD) reimbursements and lower cash balances in first-quarter 2010. Interest income included interest on Barton Creek MUD reimbursements totaling $0.2 million in first-quarter 2009.  There were no Barton Creek MUD reimbursements in first-quarter 2010.

Other Income, net. We recorded other income of $0.2 million in first-quarter 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt.

Loss on Interest Rate Cap Agreement. We recognized a loss on the interest rate cap agreement of less than $0.1 million in the first quarters of 2010 and 2009. The interest rate cap agreement relates to the W Austin Hotel & Residences project construction loan (see Note 3).

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s losses totaled $0.1 million for the first quarters of 2010 and 2009, primarily reflecting operating losses recognized by Crestview Station in both periods, because there were no sales.

Benefit from Income Taxes. We recorded an income tax benefit of $0.9 million for the first quarters of 2010 and 2009. The difference between our consolidated effective income tax rates for the first quarters of 2010 and 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to nonconrolling interest in subsidiary totaled $0.1 million in the first quarters of 2010 and 2009 related to the W Austin Hotel & Residences project (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2010, we had $5.9 million in cash and cash equivalents. We also had $16.3 million outstanding and approximately $25.7 million in availability under our revolving credit facility at March 31, 2010. Subsequent to March 31, 2010, we concluded several financing transactions, including an extension and modification of our revolving credit facility with Comerica (see “Credit Facility and Other Financing Arrangements” and Note 9).

Comparison of Three-Months 2010 and 2009 Cash Flows
Cash used in operating activities increased to $15.9 million during the first three months of 2010, compared with $9.9 million during the first three months of 2009, primarily because of a $3.4 million decrease in MUD reimbursements, a $2.1 million increase in deposits and a $1.9 million increase in cash used in development of real estate properties, partly offset by a $0.7 million increase in proceeds from developed property sales. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first three months of 2010 and 2009 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($9.6 million in 2010 and $6.5 million in 2009), and the Barton Creek, Lantana and Circle C communities. Capital expenditures for the W Austin Hotel & Residences project, including both residential and commercial leasing expenditures, are expected to approximate $100 million for the remainder of 2010 and will be funded with borrowings under two loan agreements (see “Credit Facility and Other Financing Arrangements”).

Cash used in investing activities totaled $10.3 million during the first three months of 2010 and $5.9 million during the first three months of 2009. Commercial leasing development expenditures for the first three months of 2010 and 2009 included development costs for the W Austin Hotel & Residences project totaling $10.0 million in 2010 and $6.1 million in 2009. We received proceeds from matured U.S. treasury securities of $0.5 million in the first three months of 2009. We also contributed capital of $0.3 million to Crestview Station in the first three months of 2009.

Cash provided by financing activities totaled $16.7 million in the first three months of 2010 and $15.2 million in the first three months of 2009. Noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project totaled $10.3 million in the first three months of 2010 and $11.0 million in the first three months of 2009. In the first three months of 2010, net borrowings from our revolving credit facility totaled $4.2 million and borrowings from the 5700 Slaughter term loan totaled $4.5 million, partly offset by financing costs of $0.2 million. Debt repayments on project and term loans totaled $2.1 million in 2010. Borrowings from the Barton Creek Village term loan totaled $4.7 million in the first three months of 2009. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2010. We used $0.4 million in the first three months of 2009 to repurchase shares of our common stock on the open market.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During first-quarter 2010, there were no purchases under this program. A total of 161,145 shares remain available under this program as of March 31, 2010. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Credit Facility and Other Financing Arrangements
At March 31, 2010, we had total debt of $87.7 million, compared with $81.1 million at December 31, 2009. Our debt outstanding at March 31, 2010 consisted of the following:

•
$16.3 million of borrowings outstanding and $2.9 million of letters of credit issued under our $45.0 million revolving credit facility with Comerica, resulting in availability of approximately $25.7 million. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The revolving credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•
$38.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $6.0 million loan and two $3.5 million loans.

•	$20.9 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018 and is secured by our buildings at 7500 Rialto Boulevard.

•	$4.6 million of borrowings outstanding under a term loan, which matures in April 2014 and is secured by Barton Creek Village.

•	$3.4 million of borrowings outstanding under the Beal Bank loan, which matures in October 2014 and is secured by the assets in the W Austin Hotel & Residences project.

•	$4.5 million of borrowings under a $5.4 million term loan, which matures in January 2015 and is secured by 5700 Slaughter.

Subsequent to March 31, 2010, we concluded the following transactions:

•
On April 6, 2010, we and Canyon-Johnson entered into the $30 million Ford loan agreement secured by a second lien on the W Austin Hotel & Residences project assets. The Ford loan agreement matures in March 2012 and the applicable interest rate is 17.5 percent. Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson (see Note 9).

•
On April 7, 2010, we extended and modified our credit facility with Comerica such that the existing $45 million facility was replaced with a $35 million revolving loan and a $10 million term loan. The applicable interest rate for the revolving loan is the London Interbank Offered Rate (LIBOR) plus 4 percent, with a minimum rate of 6 percent, and the applicable interest rate for the term loan is LIBOR plus 5 percent, with a minimum rate of 7 percent. Both loans mature in May 2012.

•
On April 7, we extended and modified our seven unsecured term loans. We repaid $2.0 million on March 19, 2010, and the remaining maturities are $2.0 million in June 2010, $9.0 million in December 2011, $3.5 million in December 2012, $15.0 million in December 2013 and $8.5 million in December 2014. The applicable interest rate for all seven unsecured term loans is 8.75 percent.

See Note 9 for further discussion of debt agreements entered into subsequent to March 31, 2010.

NEW ACCOUNTING STANDARD

Refer to Note 8 for discussion of a new accounting standard.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, projected capital expenditures, the expected results of our business strategy, and other plans and objectives of management for future operations and activities. Important factors that could cause actual results to differ materially from our expectations include economic and business conditions, business opportunities that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control, and other factors that are described in more detail under “Risk Factors” located in Item 1A of our 2009 Form 10-K.

Item 4. Controls and Procedures.
(a)  Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our controls and procedures were effective as of the end of March 31, 2010.

(b)  Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended March 31, 2010.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programsa	the Plans or Programsa
January 1 to 31, 2010	-	-	-	161,145
February 1 to 28, 2010	-	-	-	161,145
March 1 to 31, 2010	-	-	-	161,145
Total	-	-	-

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:  May 17, 2010

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

10.1	Loan Agreement by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.	X

10.2	Promissory Note by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.	X

10.3	Profits Interest Agreement by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.	X

10.4
Fourth Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P. and Comerica Bank effective as of March 31, 2010.
X

10.5	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of March 31, 2010.	X

10.6	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of March 31, 2010.	X

10.7	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of March 31, 2010.	X

10.8	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III effective as of March 31, 2010.	X

10.9	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III effective as of March 31, 2010.	X

10.10	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of March 31, 2010.	X

E-1

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
10.11	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of March 31, 2010.	X

10.12*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of March 9, 2010.		8-K	000-19989	03/12/2010

10.13*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of March 9, 2010.		8-K	000-19989	03/12/2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

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

E-2