Form 10-Q
period 2010-06-30
STRATUS PROPERTIES INC
filed 2010-08-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐ÿ                                                              Accelerated filer ☐ÿ                                  Non-accelerated filer ☐ÿ                                            Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On July 30, 2010, there were issued and outstanding 7,470,117 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$13,227	$15,398
Real estate held for sale – developed or under development	130,789	124,801
Real estate held for sale – undeveloped	78,254	57,201
Real estate held for use, net	136,467	101,863
Investment in unconsolidated affiliate	3,257	3,391
Deferred tax assets	170	8,296
Other assets	22,590	17,640
Total assets	$384,754	$328,590

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$28,192	$16,247
Accrued interest and property taxes	3,922	3,401
Deposits	8,686	7,700
Debt	125,423	81,105
Other liabilities	1,731	2,224
Total liabilities	167,954	110,677

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	83	83
Capital in excess of par value of common stock	197,493	197,333
Accumulated deficit	(49,242)	(35,999)
Common stock held in treasury	(17,972)	(17,941)
Total Stratus stockholders’ equity	130,362	143,476
Noncontrolling interest in subsidiary	86,438	74,437
Total equity	216,800	217,913
Total liabilities and equity	$384,754	$328,590

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Real estate	$595	$1,894	$1,469	$2,085
Rental income	1,132	960	2,429	2,133
Commissions, management fees and other	38	636	167	804
Total revenues	1,765	3,490	4,065	5,022
Cost of sales:
Real estate, net	1,831	3,035	3,937	4,096
Rental	666	786	1,411	1,617
Depreciation	409	384	829	824
Total cost of sales	2,906	4,205	6,177	6,537
General and administrative expenses	1,571	1,935	3,403	4,014
Total costs and expenses	4,477	6,140	9,580	10,551
Operating loss	(2,712)	(2,650)	(5,515)	(5,529)
Interest income	10	15	24	261
Other income	-	567	228	567
Loss on extinguishment of debt	-	(182)	-	(182)
(Loss) gain on interest rate cap agreement	(1)	103	(25)	70
Loss before income taxes and equity in unconsolidated affiliate’s loss	(2,703)	(2,147)	(5,288)	(4,813)
Equity in unconsolidated affiliate’s loss	(73)	(108)	(149)	(182)
(Provision for) benefit from income taxes	(8,876)	707	(7,995)	1,604
Net loss	(11,652)	(1,548)	(13,432)	(3,391)
Net loss attributable to noncontrolling interest in subsidiary	118	104	189	210
Net loss attributable to Stratus common stock	$(11,534)	$(1,444)	$(13,243)	$(3,181)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(1.55)	$(0.19)	$(1.78)	$(0.43)

Weighted average shares of common stock outstanding:
Basic and diluted	7,465	7,435	7,461	7,441

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(13,432)	$(3,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	829	824
Loss (gain) on interest rate cap agreement	25	(70)
Loss on extinguishment of debt	-	182
Cost of real estate sold	1,122	1,520
Deferred income taxes	7,973	(1,670)
Stock-based compensation	289	346
Equity in unconsolidated affiliate’s loss	149	182
Deposits	(2,169)	(747)
Purchases and development of real estate properties	(25,083)	(20,574)
Municipal utility district reimbursements	-	3,387
Decrease in other assets	470	730
(Decrease) increase in accounts payable, accrued liabilities and other	(1,001)	567
Net cash used in operating activities	(30,828)	(18,714)

Cash flow from investing activities:
Development of commercial leasing properties	(26,724)	(15,238)
Proceeds from matured U.S. treasury securities	-	15,391
Investment in unconsolidated affiliate	(15)	(260)
Other	-	40
Net cash used in investing activities	(26,739)	(67)

Cash flow from financing activities:
Borrowings from revolving credit facility	15,359	10,000
Payments on revolving credit facility	(1,333)	(1,569)
Borrowings from project and term loans	34,500	4,700
Payments on project and term loans	(4,208)	(398)
Noncontrolling interest contributions	12,190	23,000
Net payments for stock-based awards	(7)	(96)
Purchases of Stratus common shares	-	(404)
Financing costs	(1,105)	-
Net cash provided by financing activities	55,396	35,233
Net (decrease) increase in cash and cash equivalents	(2,171)	16,452
Cash and cash equivalents at beginning of year	15,398	17,097
Cash and cash equivalents at end of period	$13,227	$33,549

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

					Accum-
					ulated	Common Stock		Total
	Common Stock				Other	Held in Treasury		Stratus	Non-
			Capital in	Accum-	Compre-	Number		Stock-	controlling
	Number	At Par	Excess of	ulated	hensive	of	At	holders’	Interest in	Total
	of Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Subsidiary	Equity

Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	$-	873	$(17,941)	$143,476	$74,437	$217,913
Exercised and issued stock-based awards
and other	32	-	(129)	-	-	-	-	(129)	-	(129)
Stock-based compensation	-	-	289	-	-	-	-	289	-	289
Tender of shares for stock-based awards	-	-	-	-	-	4	(31)	(31)	-	(31)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	12,190	12,190
Comprehensive income (loss):
Net loss	-	-	-	(13,243)	-	-	-	(13,243)	(189)	(13,432)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(13,243)	-	-	-	(13,243)	(189)	(13,432)
Balance at June 30, 2010	8,347	$83	$197,493	$(49,242)	$-	877	$(17,972)	$130,362	$86,438	$216,800

Balance at December 31, 2008	8,282	$83	$196,692	$(30,095)	$(3)	819	$(17,441)	$149,236	$25,286	$174,522
Exercised and issued stock-based awards
and other	26	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	388	-	-	-	-	388	-	388
Tender of shares for stock-based awards	-	-	-	-	-	5	(96)	(96)	-	(96)
Purchases of Stratus common shares	-	-	-	-	-	49	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	23,000	23,000
Comprehensive income (loss):
Net loss	-	-	-	(3,181)	-	-	-	(3,181)	(210)	(3,391)
Other comprehensive income, net of taxes:
Unrealized gain on U.S. treasury
securities	-	-	-	-	3	-	-	3	-	3
Other comprehensive income	-	-	-	-	3	-	-	3	-	3
Total comprehensive income (loss)	-	-	-	(3,181)	3	-	-	(3,178)	(210)	(3,388)
Balance at June 30, 2009	8,308	$83	$197,080	$(33,276)	$-	873	$(17,941)	$145,946	$48,076	$194,022

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2009 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at June 30, 2010, and the results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009. Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 130,300 shares for the second quarter of 2010, approximately 155,000 shares for the second quarter of 2009, approximately 131,900 shares for the first six months of 2010 and approximately 155,900 shares for the first six months of 2009 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

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

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Decisions for the joint venture are made by unanimous vote of the partners. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. As of June 30, 2010, capital contributions totaled $65.3 million for Stratus and $87.3 million for Canyon-Johnson. The joint venture has a construction loan and a second lien loan to finance the remaining project costs (see below).

On October 21, 2009, the joint venture obtained construction financing from Beal Bank Nevada (Beal Bank) (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing. Additional advances were made in July 2010 totaling $16.8 million, and thereafter advances are expected to be made monthly until the loan is fully funded.

On April 6, 2010, Stratus and Canyon-Johnson amended the operating agreement for the W Austin Hotel & Residences project joint venture, effective March 31, 2010, to provide that each partner will make an additional $0.8 million contribution to the joint venture to fund construction costs of the W Austin Hotel & Residences project. These contributions were made by the partners in March 2010, after which capital contributions totaled $63.4 million for Stratus and $85.5 million for Canyon-Johnson. Additionally, on June 24, 2010, Stratus and Canyon-Johnson further amended the operating agreement to provide that each partner will make an additional $1.9 million contribution to the joint venture to fund certain additional construction costs, after which contributions totaled $65.3 million for Stratus and $87.3 million for Canyon-Johnson.

On April 6, 2010, Stratus and Canyon-Johnson entered into a $30 million loan agreement with Hunter’s Glen/Ford Investments I LLC (the Ford loan agreement) effective as of March 31, 2010, secured by a second lien on the W Austin Hotel & Residences project assets to fund construction, development and marketing costs of the W Austin Hotel & Residences project. See Note 5 for further discussion of the Ford loan agreement.

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the W Austin Hotel & Residences project construction loan at 4.5 percent (see Note 4). The LIBOR cap notional amount varies based on originally projected loan balances throughout the term of the loan. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $0.4 million in each of the second quarters of 2010 and 2009 and $0.9 million in each of the first six months of 2010 and 2009, which have been eliminated in consolidation. Development fees received through June 30, 2010 totaled $3.1 million.

Upon formation of the joint venture, Stratus performed an initial evaluation and concluded that the joint venture was a VIE and that Stratus was the primary beneficiary. Stratus reevaluated the primary beneficiary of the joint venture upon adoption of new consolidation guidance, effective January 1, 2010, (see Note 8) and concluded that Stratus is still the primary beneficiary, as Stratus has the power to direct the activities that most significantly impact the joint venture’s financial performance. Stratus also reevaluated the VIE status and primary beneficiary of the joint venture as of the amendments to the operating agreement (March 31, 2010 and June 24, 2010), and concluded that the joint venture is still a VIE, and Stratus is still the primary beneficiary. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements. Stratus will continue to periodically evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance.

At June 30, 2010, Stratus’ consolidated balance sheet includes $229.1 million in total assets and $71.4 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $229.1 million of total assets included $6.3 million of cash and cash equivalents, $98.2 million of real estate held for sale – developed or under development, $108.5 million of real estate held for use and $16.1 million of other assets. The $71.4 million of total liabilities included $27.6 million of accounts payable and accrued liabilities, $2.0 million of accrued interest and property taxes, $8.4 million of deposits and $33.4 million of debt. Stratus also guarantees certain obligations of the W Austin Hotel & Residences project (see Note 5).

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At June 30, 2010, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

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

Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

As of June 30, 2010, Stratus’ financial assets measured at fair value on a recurring basis totaled less than $1 thousand.

Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	June 30, 2010				December 31, 2009
	Carrying		Fair		Carrying	Fair
	Value		Value		Value	Value

Cash and cash equivalentsa	$13,227		$13,227		$15,398	$15,398
Accounts and notes receivablea	308		308		1,734	1,734
Interest rate cap agreementb	-	c	-	c	25	25
Accounts payable, accrued
liabilities, accrued interest and
property taxesa	32,114		32,114		19,648	19,648
Debtd	125,423		124,491		81,105	78,571

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.	Recorded at fair value. Observable inputs, such as LIBOR, are used to determine fair value (see below).
c.	Rounds to less than $1 thousand.
d.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Cap Agreement.  On August 1, 2008, Stratus’ joint venture with Canyon-Johnson entered into an agreement to cap the floating LIBOR rate on its W Austin Hotel & Residences project construction loan at 4.5 percent through July 1, 2011, to manage interest rate risk (see Note 3). Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling $1 thousand in the second quarter of 2010 and $25 thousand in the first six months of 2010, and non-cash gains totaling $103 thousand in the second quarter of 2009 and $70 thousand in the first six months of 2009 related to fluctuations in fair value of the interest rate cap agreement.

5.	DEBT TRANSACTIONS
Ford Loan Agreement. On April 6, 2010, Stratus and Canyon-Johnson entered into a $30 million loan agreement with Hunter’s Glen/Ford Investments I LLC (the Ford loan agreement) effective as of March 31, 2010, secured by a second lien on the W Austin Hotel & Residences project assets. Amounts borrowed under the Ford loan agreement bear interest at an annual rate equal to 17.5 percent. Interest will accrue and can either be paid annually or added to the principal. The outstanding principal and accrued unpaid interest are due at maturity on March 31, 2012. The lender will have the option to extend the loan maturity date on the Ford loan agreement for two additional one-year periods upon payment by the joint venture of a $50,000 extension fee for each of the respective extension options exercised. Optional prepayments made after the first anniversary are not subject to prepayment premiums or fees. In addition, after one year from the first borrowing, the lender, with permission from Beal Bank, may require prepayment, but solely from the proceeds from the sale of W Austin Hotel & Residences residential units. Stratus has guaranteed payment of principal and interest under the loan and completion of the project in connection with this loan agreement. In addition, the Ford loan agreement contains a covenant requiring that Stratus maintain a minimum total stockholders’ equity balance of $120 million.

Additionally, the Ford loan agreement provides for a profits interest in the joint venture. The profits interest provides that Ford will receive 95 percent of the operating cash flow and net proceeds from capital events of the joint venture up to a maximum payment of $750,000 if paid on the first anniversary date of the Ford loan agreement and increased each full or partial month thereafter by $62,500 until the Ford loan and profits interest are paid in full.

An initial advance under the Ford loan agreement of $10 million was made at closing, and an additional advance of $11 million was made on April 19, 2010. The final advance of $9 million was made on May 17, 2010.

Comerica Revolving Credit Facility. On April 7, 2010, Stratus extended and modified its credit facility with Comerica, effective as of March 31, 2010, such that the existing $45 million facility was replaced with a $35 million revolving loan and a $10 million term loan. Any amounts repaid under the $10 million term loan are not available for future advance to Stratus. The applicable interest rate for the revolving loan is LIBOR plus 4 percent, with a minimum rate of 6 percent, and the applicable interest rate for the term loan is LIBOR plus 5 percent, with a minimum rate of 7 percent. The outstanding principal from both loans is due at maturity on May 30, 2012.

Interest payments are due monthly on amounts outstanding under the $35 million revolving loan. The $10 million term loan will require monthly interest only payments for the first year, and quarterly principal payments of $0.5 million beginning on June 1, 2011, in addition to the monthly interest payments. In addition, any distributions received by Stratus from its investment in the W Austin Hotel & Residences project shall, after repayment of any amounts due under the Beal Bank and Ford loan agreements, be paid to Comerica and applied against the $10 million term loan to the extent of any outstanding amounts.  The excess of such distributions over the outstanding balance of the term loan will reduce the availability under the term loan. The revised Comerica revolving loan and term loan agreements also increase Stratus’ minimum net worth covenant from $80 million to $120 million.

Unsecured Term Loans. On April 7, 2010, Stratus extended and modified its seven unsecured term loans with First American Asset Management (FAAM) effective as of March 31, 2010. Stratus repaid $2.0 million in March 2010, and $2.0 million in June 2010, and the remaining maturities are $9.0 million in December 2011, $3.5 million in December 2012, $15.0 million in December 2013 and $8.5 million in December 2014. The applicable interest rate for all seven unsecured term loans is 8.75 percent. In addition, the debt service coverage ratio covenant contained in the loan agreements was modified such that Stratus will remain compliant with the covenant so long as Stratus maintains total stockholders’ equity of no less than $120 million. The modified loan agreements prohibit common stock repurchases while any of the loans are outstanding. The modified loan agreements for three of the loans totaling $18.5 million maturing in 2012 and 2013 prohibit prepayment before December 31, 2010. From January 1, 2011, until one year prior to the maturity dates, Stratus may prepay the loans, subject to applicable prepayment penalties. Beginning one year prior to the maturity dates, Stratus may prepay the loans with no prepayment penalties. The modified loan agreements for two of the loans totaling $8.5 million maturing in 2014 prohibit prepayment before December 31, 2011. From January 1, 2012 to December 31, 2013, Stratus may prepay the loans, subject to applicable prepayment penalties. Beginning January 1, 2014, Stratus may prepay the loans with no prepayment penalties.

Beal Bank Loan. On October 21, 2009, the joint venture obtained construction financing from Beal Bank Nevada (Beal Bank) (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing. Additional advances were made in July 2010 totaling $16.8 million, and thereafter advances are expected to be made monthly until the loan is fully funded.

Effective June 30, 2010, the joint venture and Beal Bank entered into a modification agreement, which increased the annual interest rate applicable to amounts borrowed under the Beal Bank loan agreement to

The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¾ percent. The prior applicable annual interest rate was The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¼ percent.

Interest Capitalization. Stratus capitalized all of its interest costs totaling $3.0 million in the second quarter of 2010, $1.5 million in the second quarter of 2009, $4.6 million in the first six months of 2010 and $2.8 million in the first six months of 2009.

6.	INCOME TAXES
Under current tax accounting guidance, companies are required to determine an estimated annual effective tax rate to apply to their interim pre-tax income or loss, and the estimated annual effective income tax rate is required to be revised, if necessary, to reflect the company's best current estimate as of the end of each successive interim period during the year. If a reliable estimate cannot be made, the actual effective income tax rate for the year-to-date period may be the best estimate of the annual effective income tax rate.

During 2008, Stratus concluded that estimating a consistent annual effective income tax rate was increasingly difficult because of the uncertainty in forecasting its taxable income or loss since such amounts are primarily dependent upon asset sales which are difficult to predict with reasonable certainty and may vary significantly from period to period. Additionally, the ability to forecast is increasingly difficult in light of the current economic environment for real estate. Stratus believes that such uncertainty goes beyond normal market variations and forecasting an annual effective income tax rate would not provide a meaningful estimate. As such, Stratus believes that the actual year-to-date effective income tax rate is the best estimate of the annual effective income tax rate. Stratus’ benefit from income taxes has been calculated utilizing its actual effective income tax rate for the three-month and six-month periods ended June 30, 2010.

As further described in Notes 1 and 7 of the 2009 Form 10-K, Stratus recognizes deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  Stratus periodically evaluates its deferred taxes for recoverability considering the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income.  Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized.  In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financing plans.

Stratus’ deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $8.4 million at December 31, 2009, and $10.0 million at June 30, 2010. At December 31, 2009, Stratus had a deferred tax asset valuation allowance of $58,000. During the second quarter of 2010, Stratus provided an additional valuation allowance of $9.8 million against its net deferred tax asset. In evaluating the recoverability of these deferred tax assets, Stratus considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million.

Stratus’ future results of operations may be negatively impacted by its inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Stratus’ future results of operations may be favorably impacted by reversals of valuation allowances if Stratus is able to demonstrate sufficient positive evidence that its deferred tax assets will be realized.

The difference between Stratus’ consolidated effective income tax rate for the first six months of 2010 and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the change in Stratus’ deferred tax asset valuation allowance.

The difference between Stratus’ consolidated effective income tax rate for the first six months 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

7.	BUSINESS SEGMENTS
Stratus currently has two operating segments, “Real Estate Operations” and “Commercial Leasing.” The Real Estate Operations segment is comprised of all Stratus’ real estate held for sale (developed, under development and undeveloped) in Austin, Texas, which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and certain portions of the W Austin Hotel & Residences project. For definitions of these property classifications, see “Overview” located in Items 1 and 2 “Business and Properties” of the Stratus 2009 Form 10-K.

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. In addition, the commercial leasing segment includes a retail building and a bank building in Barton Creek Village, two retail buildings and a bank building in the Circle C Community, and certain portions of the W Austin Hotel & Residences project.

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended June 30, 2010
Revenues	$633	$1,132	$-		$1,765
Cost of sales, excluding depreciation	(1,831)	(666)	-		(2,497)
Depreciation	(47)	(362)	-		(409)
General and administrative expenses	(892)	(679)	-		(1,571)
Operating loss	$(2,137)	$(575)	$-		$(2,712)

Capital expenditures	$14,689	$16,419	$-		$31,108
Total assets at June 30, 2010	$228,494	$156,090	$170	b	$384,754

Three Months Ended June 30, 2009
Revenues	$2,530	$960	$-		$3,490
Cost of sales, excluding depreciation	(3,035)	(786)	-		(3,821)
Depreciation	(59)	(325)	-		(384)
General and administrative expenses	(1,206)	(729)	-		(1,935)
Operating loss	$(1,770)	$(880)	$-		$(2,650)

Capital expenditures	$12,120	$9,085	$-		$21,205
Total assets at June 30, 2009	$184,629	$89,447	$9,391	b	$283,467

	Real Estate Operationsa	Commercial Leasing	Other	Total
Six Months Ended June 30, 2010
Revenues	$1,636	$2,429	$-	$4,065
Cost of sales, excluding depreciation	(3,937)	(1,411)	-	(5,348)
Depreciation	(102)	(727)	-	(829)
General and administrative expenses	(1,932)	(1,471)	-	(3,403)
Operating loss	$(4,335)	$(1,180)	$-	$(5,515)

Capital expenditures	$25,083	$26,724	$-	$51,807

Six Months Ended June 30, 2009
Revenues	$2,889	$2,133	$-	$5,022
Cost of sales, excluding depreciation	(4,096)	(1,617)	-	(5,713)
Depreciation	(126)	(698)	-	(824)
General and administrative expenses	(2,502)	(1,512)	-	(4,014)
Operating loss	$(3,835)	$(1,694)	$-	$(5,529)

Capital expenditures	$20,574	$15,238	$-	$35,812

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets.

8.	NEW ACCOUNTING STANDARD
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
Stratus evaluated events after June 30, 2010, and through the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately reflected in Stratus’ financial statements and the notes thereto.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of June 30, 2010, that comprise our principal development projects are presented in the following table.

		Acreage
		Developed or Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	Family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	121	119	249	368		736	749	28	777	1,513
Lantana	-	-	-	-		-	-	223	223	223
Circle C	29	-	-	35		35	148	352	500	535
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	150	119	249	405		773	897	605	1,502	2,275

a.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at June 30, 2010, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter retail complex in the Circle C community.

The continued softness in the real estate market, among other factors, significantly impacted our consolidated financial results. In addition, we recorded a valuation allowance in the amount of $9.8 million against our net deferred tax assets in the second quarter of 2010 upon the conclusion that it was not more likely than not that these assets will be realized. In the second quarter of 2010, our revenues totaled $1.8 million and our net loss attributable to common stock totaled $11.5 million, compared with revenues of $3.5 million and a net loss attributable to common stock of $1.4 million for the second quarter of 2009. For the first six months of 2010, our revenues totaled $4.1 million and our net loss attributable to common stock totaled $13.2 million, compared with revenues of $5.0 million and a net loss attributable to common stock of $3.2 million for the first six months of 2009. Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements.

Current economic conditions have also resulted in a general decline in leasing activity across the United States (U.S.), and have caused vacancy rates to increase in most markets, including Austin, Texas. Investment sales activity in the U.S. declined sharply during 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of heightened investment activity, and the resulting gap between buyer and seller expectations of value. Sales activity has yet to return to pre-2008 levels.

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

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences. In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 3). Construction of the approximate $300 million project commenced in the second quarter of 2008 and is proceeding as scheduled. We anticipate the hotel will open in December 2010. Condominium residences will be completed on a floor-by-floor basis. We anticipate that completion of the condominium residences will begin in December 2010 and continue through mid-2011. As of July 30, 2010, we had 81 of the 159 condominium residences under contract. The sales contracts are generally secured with buyer deposits of 10 percent of the purchase price. The project also includes a live music venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, the venue will be the new home of Austin City Limits. The venue is expected to begin operating in early 2011.

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

Crestview Station. In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and one commercial site. The joint venture has obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At June 30, 2010, our investment in the Crestview Station project totaled $3.3 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. A reserve for interest and property taxes through May 2011 has been established with the lender. Scheduled principal payments begin in June 2011, and the loan matures in May 2012. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of June 30, 2010, the number of our residential developed lots, lots under development and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	1	-	-	1
Calera Drive	8	-	-	8
Verano Drive	67	-	-	67
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Townhomes	-	-	221	221
Phase III	-	89	-	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	29	-	57	86
Total Residential Lots	150	89	2,292	2,531

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of June 30, 2010, one courtyard home at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of June 30, 2010, seven Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of June 30, 2010, two Mirador estate lots remained unsold.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing contracts with other homebuilders for the sale of the remaining lots. One lot was sold in August 2009 for $0.1 million and 29 lots remained unsold as of June 30, 2010. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of June 30, 2010, the number of square feet of our commercial property developed, under development and our potential development are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
5700 Slaughter	21,000	-	-	21,000
Parkside Village	-	92,250	-	92,250
Tract 110	-	-	760,000	760,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Tract G06	-	-	400,000	400,000
Tract GR1	-	-	325,000	325,000
Tract G05	-	-	260,000	260,000
Tract G07	-	-	210,000	210,000
Tract CS5	-	-	175,000	175,000
Tract CS1-CS3	-	-	150,000	150,000
Tract L03	-	-	100,000	100,000
Tract LR1	-	-	75,000	75,000
Tract L04	-	-	70,000	70,000

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	92,250	4,278,000	4,567,250

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

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,300-square-foot bank building within this retail complex. As of June 30, 2010, the retail complex was 81 percent leased and the bank building is leased through January 2023.

Circle C. During the third quarter of 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of June 30, 2010, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,250-square-foot planned retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,600-square-foot medical clinic office, three tilt-wall retail buildings at 14,775 square feet, 8,075 square feet and 10,600 square feet, and two pads available for ground leases or build-to-suit retail or restaurant uses. We are pursuing final permits and entitlements to position the project for commencement of construction when appropriate.

Lantana. Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto. As of June 30, 2010, occupancy was 90 percent for the original office building and 94 percent for the second office building. As of June 30, 2010, we had remaining entitlements for approximately 1.0 million square feet of office and retail use on 223 acres.

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

Summary operating results follow (in thousands):

	Second Quarter		Six Months
	2010	2009	2010	2009
Revenues:
Real estate operations	$633	$2,530	$1,636	$2,889
Commercial leasing	1,132	960	2,429	2,133
Total revenues	$1,765	$3,490	$4,065	$5,022

Operating loss	$(2,712)	$(2,650)	$(5,515)	$(5,529)

(Provision for) benefit from income taxes	$(8,876)	$707	$(7,995)	$1,604

Net loss attributable to Stratus common stock	$(11,534)	$(1,444)	$(13,243)	$(3,181)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary operating results for real estate operations follow (in thousands):

	Second Quarter		Six Months
	2010	2009	2010	2009
Revenues:
Developed property sales	$595	$1,894	$1,469	$2,085
Commissions, management fees and other	38	636	167	804
Total revenues	633	2,530	1,636	2,889

Cost of sales, including depreciation	(1,878)	(3,094)	(4,039)	(4,222)
General and administrative expenses	(892)	(1,206)	(1,932)	(2,502)

Operating loss	$(2,137)	$(1,770)	$(4,335)	$(3,835)

Developed Property Sales. Residential property sales for the second-quarter and six-month periods of 2010 and 2009 included the following (revenues in thousands):

	Second Quarter
	2010		2009
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 595	1	$ 600

Circle C
Meridian	-	-	20	1,294
Total Residential	1	$ 595	21	$ 1,894

	Six Months
	2010		2009
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 595	1	$ 600

Circle C
Meridian	13	874	23	1,485
Total Residential	14	$ 1,469	24	$ 2,085

The decrease in developed property sales revenues resulted from a lower number of lots sold at Meridian primarily related to higher lot sales under homebuilder contracts in the 2009 periods. Sales under homebuilder contracts were completed in January 2010.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $1.9 million for second-quarter 2010, $3.1 million for second-quarter 2009, $4.0 million for the first six months of 2010 and $4.2 million for the first six months of 2009. Cost of sales for the 2010 periods decreased compared to the 2009 periods primarily because of a decrease in developed property sales in 2010. Excluding Calera Court Courtyard homes, we sold 20 lots in second-quarter 2009 at an average cost of $42,100 per lot, 13 lots in the first six months of 2010 at an average cost of $43,800 per lot and 23 lots in the first six months of 2009 at an average cost of $42,200 per lot. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.0 million for second-quarter 2010, $1.6 million for second-quarter 2009, $2.6 million for the first six months of 2010 and $2.6 million for the first six months of 2009, and do not vary significantly with the number of property sales.

We are anticipating continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. and Austin real estate markets.

General and Administrative Expenses. Consolidated general and administrative expenses decreased to $1.6 million for second-quarter 2010 from $1.9 million for second-quarter 2009, and decreased to $3.4 million for the first six months of 2010 from $4.0 million for the first six months of 2009, primarily because of lower professional service fees associated with SEC filings. General and administrative expenses allocated to real estate operations decreased to $0.9 million for second-quarter 2010 from $1.2 million for second-quarter 2009 and decreased to $1.9 million for the first six months of 2010 from $2.5 million for the first six months of 2009, primarily as a result of lower projected real estate operations revenues as a percentage of total projected revenues in 2010. For more information about the allocation of general and administrative expenses to our operating segments, see Note 7.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Second Quarter		Six Months
	2010	2009	2010	2009
Rental income	$1,132	$960	$2,429	$2,133
Rental property costs	(666)	(786)	(1,411)	(1,617)
Depreciation	(362)	(325)	(727)	(698)
General and administrative expenses	(679)	(729)	(1,471)	(1,512)
Operating loss	$(575)	$(880)	$(1,180)	$(1,694)

Rental Income. Rental income increased in the 2010 periods compared with the 2009 periods, primarily because of an increase in rental income at 5700 Slaughter ($0.1 million for the quarter and $0.3 million for the six-month period), which was in the initial leasing stage in 2009.

Rental Property Costs. Rental property costs decreased to $0.7 million for second-quarter 2010 from $0.8 million for second-quarter 2009, and decreased to $1.4 million for the first six months of 2010 from $1.6 million for the first six months of 2009. The decrease in rental property costs in the 2010 periods is primarily the result of a decrease in property management expenses.

Non-Operating Results
Interest Income. Interest income totaled less than $0.1 million in the second quarters of 2010 and 2009, and in the first six months of 2010 and totaled $0.3 million in the first six months of 2009. The decrease in interest income primarily reflects a decrease in Barton Creek Municipal Utility District (MUD) reimbursements and lower cash balances in the 2010 periods. Interest income included interest on Barton Creek MUD reimbursements totaling $0.2 million in the first six months of 2009.  There were no Barton Creek MUD reimbursements in second-quarter 2009 or the 2010 periods.

Other Income, net. We recorded other income of $0.2 million in the first six months of 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt.  We also recorded other income of $0.6 million in the second quarter and first six months of 2009, which reflects a forfeited deposit in connection with the termination of a homebuilder contract for the Circle C community.

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $0.2 million in the second quarter and first six months of 2009, reflecting the assignment of the W Austin Hotel & Residences construction loan to a Stratus subsidiary.

(Loss) Gain on Interest Rate Cap Agreement. We recognized a loss on the interest rate cap agreement of less than $0.1 million in the second quarter and first six months of 2010 and recognized a gain of $0.1 million in the second quarter and first six months of 2009. The interest rate cap agreement relates to the W Austin Hotel & Residences project construction loan (see Note 3).

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s losses totaled $0.1 million in the second quarters of 2010 and 2009, and for the first six months of 2010 and totaled $0.2 million for the first six months of 2009, primarily reflecting operating losses recognized by Crestview Station because there were no sales.

(Provision for) Benefit from Income Taxes. We recorded a provision for income taxes of $8.9 million for second-quarter 2010 and $8.0 million for the first six months of 2010, and recorded a income tax benefit of $0.7 million for second-quarter 2009 and $1.6 million for the first six months of 2009. The difference between our consolidated effective income tax rate for the first six months of 2010 and the U.S. federal statutory rate of 35 percent was primarily attributable to the change in our deferred tax asset valuation allowance (see Note 6). The difference between our consolidated effective income tax rate for the first six months of 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to nonconrolling interest in subsidiary totaled $0.1 million in the second quarters of 2010 and 2009, and $0.2 million in the first six months of 2010 and 2009, related to the W Austin Hotel & Residences project (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2010, we had $13.2 million in cash and cash equivalents, including $6.3 million associated with the W Austin Hotel & Residences project. We also had $26.1 million outstanding and approximately $15.9 million in availability under our credit facility at June 30, 2010. We have concluded several financing transactions, including an extension and modification of our revolving credit facility with Comerica (see “Credit Facility and Other Financing Arrangements” and Note 5).

Comparison of Six-Months 2010 and 2009 Cash Flows
Cash used in operating activities increased to $30.8 million during the first six months of 2010, compared with $18.7 million during the first six months of 2009, primarily because of a $4.5 million increase in cash used in development of real estate properties, a $3.4 million decrease in MUD reimbursements, a $1.4 million increase in deposits, and a $0.6 million decrease in proceeds from developed property sales. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first six months of 2010 and 2009 included development costs for properties held for sale, including the residential portion of the W Austin Hotel & Residences project ($23.9 million in 2010 and $16.2 million in 2009), and the Barton Creek, Lantana and Circle C communities. Capital expenditures for the W Austin Hotel & Residences project, including both residential and commercial leasing expenditures, are expected to approximate $75 million for the remainder of 2010 and will be funded with borrowings under two loan agreements (see “Credit Facility and Other Financing Arrangements”).

Cash used in investing activities totaled $26.7 million during the first six months of 2010 and $0.1 million during the first six months of 2009. Commercial leasing development expenditures for the first six months of 2010 and 2009 included development costs for the W Austin Hotel & Residences project totaling $26.4 million and $15.1 million, respectively. We contributed capital to Crestview Station of less than $0.1 million for the first six months of 2010 and $0.3 million for the first six months of 2009. We also received proceeds from matured U.S. treasury securities of $15.4 million in the first six months of 2009.

Cash provided by financing activities totaled $55.4 million in the first six months of 2010 and $35.2 million in the first six months of 2009. Noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project totaled $12.2 million in the first six months of 2010 and $23.0 million in the first six months of 2009. In the first six months of 2010, net borrowings from our revolving credit facility totaled $14.0 million, borrowings from the Ford loan totaled $30.0 million and borrowings from the 5700 Slaughter term loan totaled $4.5 million, partly offset by financing costs of $1.1 million. Debt repayments on project and term loans totaled $4.2 million in 2010. Net borrowings from our revolving credit facility totaled $8.4 million and borrowings from the Barton Creek Village term loan totaled $4.7 million in the first six months of 2009. We used $0.4 million in the first six months of 2009 to repurchase shares of our common stock on the open market.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first six months of 2010, there were no purchases under this program. A total of 161,145 shares remain available under this program as of June 30, 2010. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Credit Facility and Other Financing Arrangements
At June 30, 2010, we had total debt of $125.4 million, compared with $81.1 million at December 31, 2009. Our debt outstanding at June 30, 2010 consisted of the following:

•
$26.1 million of borrowings outstanding, $3.0 million of letters of credit issued, and $15.9 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan under which $5.9 million is available and a $10.0 million term loan, all of which is available.  We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility matures in May 2012 and is secured by assets at Barton Creek, Lantana and Circle C.

•
$36.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

•	$20.8 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018 and is secured by our buildings at 7500 Rialto Boulevard.

•	$4.6 million of borrowings outstanding under a term loan, which matures in April 2014 and is secured by Barton Creek Village.

•	$3.4 million of borrowings outstanding under the Beal Bank loan, which matures in October 2014 and is secured by the assets in the W Austin Hotel & Residences project.

•	$4.5 million of borrowings under a $5.4 million term loan, which matures in January 2015 and is secured by 5700 Slaughter.

•	$30.0 million of borrowings outstanding under the Ford loan agreement, which matures in March 2012 and is secured by a second lien on the W Austin Hotel & Residences project assets.

Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson (see Note 3).

The following table summarizes our debt maturities as of June 30, 2010 (in thousands):

	Second-half 2010	2011	2012	2013	2014	Thereafter	Total
Comerica Revolver	$-	$-	$26,129	$-	$-	$-	$26,129
FAAM Loans	-	9,000	3,500	15,000	8,500	-	36,000
Lantana Promissory Note	-	-	-	-	-	20,833	20,833
Barton Creek Village Loan	-	-	-	-	4,608	-	4,608
Beal Bank Loan	-	-	-	-	3,374	-	3,374	a
5700 Slaughter Loan	-	-	-	-	-	4,479	4,479
Ford Loan	-	-	30,000	-	-	-	30,000
Total	$-	$9,000	$59,629	$15,000	$16,482	$25,312	$125,423

a.	Additional advances were made under the Beal Bank Loan in July 2010 totaling $16.8 million, resulting in a balance of $20.2 million at July 30, 2010.

See Note 5 for further discussion of debt transactions entered into during 2010.

NEW ACCOUNTING STANDARD

Refer to Note 8 for discussion of a new accounting standard.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, anticipated development plans and sales of land, units and lots, projected timeframes for development, construction and completion of our projects, projected capital expenditures, liquidity and capital resources, anticipated results of our business strategy, and other plans and objectives of management for future operations and activities.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts, in each case as they relate to us or our management, are intended to identify those assertions as forward-looking statements.

In making any forward-looking statements, we believe that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners going forward, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under the heading “Risk Factors” in our 2009 Form 10-K.

Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution investors that we assume no obligation to update the forward-looking statements in this discussion and analysis and we do not intend to update the forward-looking statements more frequently than quarterly.

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

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock we repurchased during the three months ended June 30, 2010.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programsa	the Plans or Programsa
April 1 to 30, 2010	-	-	-	161,145
May 1 to 31, 2010	-	-	-	161,145
June 1 to 30, 2010	-	-	-	161,145
Total	-	-	-

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Item 5. Other Information.
On June 30, 2010, a Note Modification Agreement was entered into by and among CJUF II Stratus Block 21 LLC, as borrower, Stratus and Canyon-Johnson Urban Fund II LP, as guarantors, and Beal Bank Nevada, as lender. The Note Modification Agreement increased the annual interest rate applicable to amounts borrowed under the Beal Bank loan agreement from The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¼ percent to The Wall Street Journal Prime Rate, as it changes from time to time, plus 6¾ percent. All other terms and conditions remain the same.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  August 16, 2010

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Stratus.		10-Q	000-19989	05/17/2004

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 14, 1998.		10-Q	000-19989	05/17/2004

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Stratus, dated May 25, 2001.		10-K	000-19989	03/22/2002

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

10.1	Note Modification Agreement by and among CJUF II Stratus Properties Inc., Stratus, Canyon-Johnson Urban Fund II LP and Beal Bank Nevada effective as of June 30, 2010.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X
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