Form 10-Q
period 2010-09-30
STRATUS PROPERTIES INC
filed 2010-11-12
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   R Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                        Accelerated filer ☐                                            Non-accelerated filer ☐                                       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No

On October 29, 2010, there were issued and outstanding 7,470,117 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$12,621	$15,398
Real estate held for sale – developed or under development	147,628	124,801
Real estate held for sale – undeveloped	78,315	57,201
Real estate held for use, net	158,193	101,863
Investment in unconsolidated affiliate	3,168	3,391
Deferred tax assets	172	8,296
Other assets	24,082	17,640
Total assets	$424,179	$328,590

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$20,927	$16,247
Accrued interest and property taxes	6,760	3,401
Deposits	8,772	7,700
Debt	171,693	81,105
Other liabilities	2,060	2,224
Total liabilities	210,212	110,677

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	83	83
Capital in excess of par value of common stock	197,649	197,333
Accumulated deficit	(51,764)	(35,999)
Common stock held in treasury	(17,972)	(17,941)
Total Stratus stockholders’ equity	127,996	143,476
Noncontrolling interest in subsidiary	85,971	74,437
Total equity	213,967	217,913
Total liabilities and equity	$424,179	$328,590

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Real estate	$561	$2,116	$2,030	$4,201
Rental income	1,340	1,163	3,769	3,296
Commissions, management fees and other	357	65	524	869
Total revenues	2,258	3,344	6,323	8,366
Cost of sales:
Real estate, net	1,788	2,710	5,538	6,806
Rental	704	788	2,115	2,405
Other	778	-	965	-
Depreciation	381	403	1,210	1,227
Total cost of sales	3,651	3,901	9,828	10,438
General and administrative expenses	1,495	1,818	4,898	5,832
Total costs and expenses	5,146	5,719	14,726	16,270
Operating loss	(2,888)	(2,375)	(8,403)	(7,904)
Interest income	6	66	30	327
Other income	-	-	228	567
Loss on extinguishment of debt	-	-	-	(182)
(Loss) gain on interest rate cap agreement	-	(37)	(25)	33
Loss before income taxes and equity in unconsolidated affiliate’s loss	(2,882)	(2,346)	(8,170)	(7,159)
Equity in unconsolidated affiliate’s loss	(89)	(95)	(238)	(277)
(Provision for) benefit from income taxes	(18)	844	(8,013)	2,448
Net loss	(2,989)	(1,597)	(16,421)	(4,988)
Net loss attributable to noncontrolling interest in subsidiary	467	44	656	254
Net loss attributable to Stratus common stock	$(2,522)	$(1,553)	$(15,765)	$(4,734)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(0.34)	$(0.21)	$(2.11)	$(0.64)

Weighted average shares of common stock outstanding:
Basic and diluted	7,470	7,435	7,464	7,439

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(16,421)	$(4,988)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,210	1,227
Loss (gain) on interest rate cap agreement	25	(33)
Loss on extinguishment of debt	-	182
Cost of real estate sold	1,569	2,912
Deferred income taxes	7,971	(1,303)
Stock-based compensation	445	552
Equity in unconsolidated affiliate’s loss	238	277
Deposits	(2,173)	(802)
Purchases and development of real estate properties	(46,638)	(32,653)
Municipal utility district reimbursements	-	4,551
(Increase) decrease in other assets	(1,457)	615
Increase in accounts payable, accrued liabilities and other	2,049	3,249
Net cash used in operating activities	(53,182)	(26,214)

Cash flow from investing activities:
Development of commercial leasing properties	(4,896)	(2,786)
Other development activities	(46,350)	(24,476)
Proceeds from matured U.S. treasury securities	-	15,391
Investment in unconsolidated affiliate	(15)	(1,462)
Other	-	53
Net cash used in investing activities	(51,261)	(13,280)

Cash flow from financing activities:
Borrowings from credit facility	20,359	15,000
Payments on credit facility	(1,608)	(4,769)
Borrowings from project and term loans	76,157	4,700
Payments on project and term loans	(4,320)	(488)
Noncontrolling interest contributions	12,190	33,380
Net payments for stock-based awards	(7)	(96)
Purchases of Stratus common shares	-	(404)
Financing costs	(1,105)	-
Net cash provided by financing activities	101,666	47,323
Net (decrease) increase in cash and cash equivalents	(2,777)	7,829
Cash and cash equivalents at beginning of year	15,398	17,097
Cash and cash equivalents at end of period	$12,621	$24,926

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

					Accum-
					ulated	Common Stock		Total
	Common Stock				Other	Held in Treasury		Stratus	Non-
			Capital in	Accum-	Compre-	Number		Stock-	controlling
	Number	At Par	Excess of	ulated	hensive	of	At	holders’	Interest in	Total
	of Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Subsidiary	Equity

Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	$-	873	$(17,941)	$143,476	$74,437	$217,913
Exercised and issued stock-based awards
and other	32	-	(129)	-	-	-	-	(129)	-	(129)
Stock-based compensation	-	-	445	-	-	-	-	445	-	445
Tender of shares for stock-based awards	-	-	-	-	-	4	(31)	(31)	-	(31)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	12,190	12,190
Comprehensive income (loss):
Net loss	-	-	-	(15,765)	-	-	-	(15,765)	(656)	(16,421)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(15,765)	-	-	-	(15,765)	(656)	(16,421)
Balance at September 30, 2010	8,347	$83	$197,649	$(51,764)	$-	877	$(17,972)	$127,996	$85,971	$213,967

Balance at December 31, 2008	8,282	$83	$196,692	$(30,095)	$(3)	819	$(17,441)	$149,236	$25,286	$174,522
Exercised and issued stock-based awards
and other	26	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	593	-	-	-	-	593	-	593
Tender of shares for stock-based awards	-	-	-	-	-	5	(96)	(96)	-	(96)
Purchases of Stratus common shares	-	-	-	-	-	49	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	33,380	33,380
Comprehensive income (loss):
Net loss	-	-	-	(4,734)	-	-	-	(4,734)	(254)	(4,988)
Other comprehensive income, net of taxes:
Unrealized gain on U.S. treasury
securities	-	-	-	-	3	-	-	3	-	3
Total comprehensive income (loss)	-	-	-	(4,734)	3	-	-	(4,731)	(254)	(4,985)
Balance at September 30, 2009	8,308	$83	$197,285	$(34,829)	$-	873	$(17,941)	$144,598	$58,412	$203,010

The accompanying notes are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2009 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at September 30, 2010, and the results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009. Operating results for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 128,200 shares for the third quarter of 2010, approximately 163,500 shares for the third quarter of 2009, approximately 130,700 shares for the first nine months of 2010 and approximately 158,400 shares for the first nine months of 2009 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

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

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Decisions for the joint venture are made by unanimous vote of the partners. In the aggregate, Canyon-Johnson will contribute approximately 60 percent of the joint venture’s required capital and Stratus will contribute approximately 40 percent. As of September 30, 2010, capital contributions totaled $65.3 million for Stratus and $87.3 million for Canyon-Johnson. The joint venture has a construction loan and a second lien loan to finance the remaining project costs (see below).

On October 21, 2009, the joint venture obtained construction financing from Beal Bank Nevada (Beal Bank) (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. On September 30, 2010, the Beal Bank loan agreement had an outstanding balance of $45.0 million and further advances are expected to be made monthly until the loan is fully funded.

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

On August 1, 2008, the joint venture paid $0.7 million to enter into an agreement to cap the floating London Interbank Offered Rate (LIBOR) on the W Austin Hotel & Residences project construction loan at 4.5 percent (see Note 4). The LIBOR cap notional amount varies based on originally projected loan balances. The agreement terminates on July 1, 2011.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $0.5 million in each of the third quarters of 2010 and 2009 and $1.4 million in each of the first nine months of 2010 and 2009, which have been eliminated in consolidation. Development fees received through September 30, 2010, totaled $3.5 million.

Upon formation of the joint venture, Stratus performed an initial evaluation and concluded that the joint venture was a VIE and that Stratus was the primary beneficiary. Stratus reevaluated the primary beneficiary of the joint venture upon adoption of new consolidation guidance, effective January 1, 2010, (see Note 8) and concluded that Stratus is still the primary beneficiary, as Stratus has the power to direct the activities that most significantly impact the joint venture’s financial performance. Stratus also reevaluated the VIE status and primary beneficiary of the joint venture as of the amendments to the operating agreement (March 31, 2010, and June 24, 2010), and concluded that the joint venture is still a VIE, and Stratus is still the primary beneficiary. Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements. Stratus will continue to periodically evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance.

At September 30, 2010, Stratus’ consolidated balance sheet includes $266.9 million in total assets and $108.1 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $266.9 million of total assets associated with the project included $4.4 million of cash and cash equivalents, $114.8 million of real estate held for sale – developed or under development, $130.4 million of real estate held for use and $17.3 million of other assets. The $108.1 million of total liabilities associated with the project included $20.5 million of accounts payable and accrued liabilities, $4.1 million of accrued interest and property taxes, $8.5 million of deposits and $75.0 million of debt. Stratus also guarantees certain obligations of the W Austin Hotel & Residences project (see Note 5).

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At September 30, 2010, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

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

Level 3 – Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

As of September 30, 2010, Stratus’ financial assets measured at fair value on a recurring basis totaled less than $1 thousand.

Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	September 30, 2010				December 31, 2009
	Carrying		Fair		Carrying	Fair
	Value		Value		Value	Value

Cash and cash equivalentsa	$12,621		$12,621		$15,398	$15,398
Accounts and notes receivablea	517		517		1,734	1,734
Interest rate cap agreementb	-	c	-	c	25	25
Accounts payable, accrued
liabilities, accrued interest and
property taxesa	27,687		27,687		19,648	19,648
Debtd	171,693		170,534		81,105	78,571

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.	Recorded at fair value. Observable inputs, such as LIBOR, are used to determine fair value (see below).
c.	Rounds to less than $1 thousand.
d.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Cap Agreement.  On August 1, 2008, the joint venture between Stratus and Canyon-Johnson entered into an agreement to cap the floating LIBOR rate on its W Austin Hotel & Residences project construction loan at 4.5 percent through July 1, 2011, to manage interest rate risk (see Note 3). Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling less than $1 thousand in the third quarter of 2010, $25 thousand in the first nine months of 2010 and $37 thousand in the third quarter of 2009, and non-cash gains totaling $33 thousand in the first nine months of 2009 related to fluctuations in fair value of the interest rate cap agreement.

5.	DEBT TRANSACTIONS
Ford Loan Agreement. On April 6, 2010, Stratus and Canyon-Johnson entered into a $30 million loan agreement with Hunter’s Glen/Ford Investments I LLC (the Ford loan agreement) effective as of March 31, 2010, secured by a second lien on the W Austin Hotel & Residences project assets. Amounts borrowed under the Ford loan agreement bear interest at an annual rate equal to 17.5 percent. Interest will accrue and can either be paid annually or added to the principal. The outstanding principal and accrued unpaid interest are due at maturity on March 31, 2012. The lender will have the option to extend the loan maturity date on the Ford loan agreement for two additional one-year periods upon payment by the joint venture of a $50,000 extension fee for each of the respective extension options exercised. Optional prepayments made after the first anniversary are not subject to prepayment premiums or fees. In addition, after one year from the first borrowing, the lender, with permission from Beal Bank, may require prepayment, but solely from the proceeds from the sale of W Austin Hotel & Residences project residential units. Stratus has guaranteed payment of principal and interest under the loan and completion of the project in connection with this loan agreement. In addition, the Ford loan agreement contains a covenant requiring that Stratus maintain a minimum total stockholders’ equity balance of $120 million. Stratus’ total stockholders’ equity balance was $128.0 million at September 30, 2010.

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

An initial advance under the Ford loan agreement of $10 million was made at closing, and the remaining $20 million was advanced during second-quarter 2010.

Comerica Credit Facility. On April 7, 2010, Stratus extended and modified its credit facility with Comerica, effective as of March 31, 2010, such that the existing $45 million facility was replaced with a $35 million revolving loan and a

$10 million term loan. Any amounts repaid under the $10 million term loan are not available for future advance to Stratus. The applicable interest rate for the revolving loan is LIBOR plus 4 percent, with a minimum rate of 6 percent, and the applicable interest rate for the term loan is LIBOR plus 5 percent, with a minimum rate of 7 percent. The outstanding principal from both loans is due at maturity on May 30, 2012.

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

Beal Bank Loan. On October 21, 2009, the joint venture obtained construction financing from Beal Bank Nevada (Beal Bank) (Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. An initial advance under the Beal Bank loan agreement of $3.4 million was made at closing. On September 30, 2010, the Beal Bank loan agreement had an outstanding balance of $45.0 million and further advances are expected to be made monthly until the loan is fully funded.

Effective June 30, 2010, the joint venture and Beal Bank entered into a modification agreement, which increased the annual interest rate applicable to amounts borrowed under the Beal Bank loan agreement to The Wall Street Journal Prime Rate, as it changes from time to time, plus 6.75 percent. The prior applicable annual interest rate was The Wall Street Journal Prime Rate, as it changes from time to time, plus 6.25 percent.

Interest Capitalization. Stratus capitalized all of its interest costs totaling $3.8 million in the third quarter of 2010, $1.3 million in the third quarter of 2009, $8.4 million in the first nine months of 2010 and $4.0 million in the first nine months of 2009.

6.	INCOME TAXES
As further described in Notes 1 and 7 of the Stratus 2009 Form 10-K, Stratus recognizes deferred tax assets and liabilities based on the tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits.  Stratus periodically evaluates its deferred taxes for recoverability considering the relative impact of negative and positive evidence, including historical profitability and projections of future taxable income.  Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized.  In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financing plans.

Stratus’ deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $8.4 million at December 31, 2009, and $10.8 million at September 30, 2010. At December 31, 2009, Stratus had a deferred tax asset valuation allowance of $58,000. Stratus provided additional valuation allowances against its net deferred tax asset totaling $9.8 million in second-quarter 2010 and $0.8 million in third-quarter 2010. In evaluating the recoverability of these deferred tax assets, Stratus considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million.

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

The difference between Stratus’ consolidated effective income tax rate for the first nine months of 2010 and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the change in Stratus’ deferred tax asset valuation allowance.

The difference between Stratus’ consolidated effective income tax rate for the first nine months of 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

7.	BUSINESS SEGMENTS
Stratus currently has two operating segments, Real Estate Operations and Commercial Leasing. The Real Estate Operations segment is comprised of all Stratus’ real estate held for sale (developed, under development and undeveloped) in Austin, Texas, which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium residences at the W Austin Hotel & Residences project. For definitions of these property classifications, see “Overview” located in Items 1 and 2 “Business and Properties” of the Stratus 2009 Form 10-K.

The Commercial Leasing segment primarily includes the two office buildings at 7500 Rialto Boulevard. In addition, the Commercial Leasing segment includes a retail building and a bank building in Barton Creek Village, two retail buildings and a bank building in the Circle C community, and office and retail space at the W Austin Hotel & Residences project.

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates general and administrative expenses between the segments based on projected annual revenues for each segment. Stratus also allocates the W Austin Hotel & Residences project’s capital expenditures and assets between the segments based on projected cost of construction for each segment. Accordingly, the following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2010
Revenues	$918	$1,340	$-		$2,258
Cost of sales, excluding depreciation	(1,788)	(704)	(778	)b	(3,270)
Depreciation	(49)	(332)	-		(381)
General and administrative expenses	(849)	(646)	-		(1,495)
Operating loss	$(1,768)	$(342)	$(778)		$(2,888)

Capital expenditures	$21,555	$2,177	$22,345	c	$46,077
Total assets at September 30, 2010	$245,019	$49,472	$129,688	c	$424,179

	Real Estate Operationsa	Commercial Leasing	Other		Total
	(In Thousands)
Three Months Ended September 30, 2009
Revenues	$2,181	$1,163	$-		$3,344
Cost of sales, excluding depreciation	(2,710)	(788)	-		(3,498)
Depreciation	(50)	(353)	-		(403)
General and administrative expenses	(1,134)	(684)	-		(1,818)
Operating loss	$(1,713)	$(662)	$-		$(2,375)

Capital expenditures	$12,079	$1,491	$10,533	c	$24,103
Total assets at September 30, 2009	$191,703	$47,435	$64,551	c	$303,689

Nine Months Ended September 30, 2010
Revenues	$2,554	$3,769	$-		$6,323
Cost of sales, excluding depreciation	(5,538)	(2,115)	(965	)b	(8,618)
Depreciation	(151)	(1,059)	-		(1,210)
General and administrative expenses	(2,781)	(2,117)	-		(4,898)
Operating loss	$(5,916)	$(1,522)	$(965)		$(8,403)

Capital expenditures	$46,638	$4,896	$46,350	c	$97,884

Nine Months Ended September 30, 2009
Revenues	$5,070	$3,296	$-		$8,366
Cost of sales, excluding depreciation	(6,806)	(2,405)	-		(9,211)
Depreciation	(176)	(1,051)	-		(1,227)
General and administrative expenses	(3,636)	(2,196)	-		(5,832)
Operating loss	$(5,548)	$(2,356)	$-		$(7,904)

Capital expenditures	$32,653	$2,786	$24,476	c	$59,915

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes personnel and marketing costs for the hotel and entertainment venue at the W Austin Hotel & Residences project.
c.
Primarily includes estimated capital expenditures and assets associated with the hotel and entertainment venue at the W Austin Hotel & Residences project. Total assets also include deferred tax assets totaling $0.2 million at September 30, 2010, and $8.6 million at September 30, 2009.

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
Stratus evaluated events after September 30, 2010, and through the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately reflected in Stratus’ financial statements and the notes thereto.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of September 30, 2010, that comprise our principal development projects are presented in the following table.

		Acreage
		Developed or Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	Family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	121	119	249	368		736	749	28	777	1,513
Lantana	-	-	-	-		-	-	223	223	223
Circle C	25	-	-	35		35	148	352	500	535
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	146	119	249	405		773	897	605	1,502	2,275

a.	Represents a city block in downtown Austin planned for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at September 30, 2010, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex representing phase one of Barton Creek Village and two retail buildings totaling 21,000 square feet at the 5700 Slaughter retail complex in the Circle C community.

The continued softness in the Austin area real estate market, among other factors, has significantly impacted our consolidated financial results. In addition, we recorded valuation allowances in the amount of $9.8 million in second-quarter 2010 and $0.8 million in third-quarter 2010 against our net deferred tax assets upon concluding that it was not more likely than not that these assets will be realized. In the third quarter of 2010, our revenues totaled $2.3 million and our net loss attributable to common stock totaled $2.5 million, compared with revenues of $3.3 million and a net loss attributable to common stock of $1.6 million for the third quarter of 2009. For the first nine months of 2010, our revenues totaled $6.3 million and our net loss attributable to common stock totaled $15.8 million, compared with revenues of $8.4 million and a net loss attributable to common stock of $4.7 million for the first nine months of 2009.

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

BUSINESS STRATEGY

We continue to focus on our near-term goal of developing our properties and projects in a difficult economic climate and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are increasingly difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future.

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

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences. In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes an entire city block and is planned for a mixture of hotel, residential, retail, office and entertainment uses. In 2006, we acquired the property for $15.1 million. We have executed agreements with Starwood Hotels & Resorts Worldwide, Inc. for the development of a W Hotel & Residences on the site. Effective May 1, 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 3). Construction of the approximate $300 million project commenced in the second quarter of 2008. The exterior of the building and mechanical systems are substantially complete and interior finish work is progressing on schedule. We anticipate the hotel will open in December 2010. Condominium residences will be completed on a floor-by-floor basis with delivery of the first condominium residences expected in January 2011 and continuing through mid-2011. As of September 30, 2010, we had 82 of the 159 condominium residences under contract. The sales contracts are generally secured with nonrefundable buyer deposits of 10 percent of the purchase price. The project also includes approximately 35,000 square feet of leasable office space, approximately 18,000 square feet of leasable retail space, and a live music venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, the venue will be the new home of Austin City Limits. The venue is expected to begin operating in early 2011.

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

Crestview Station. In 2005, we formed a joint venture with Trammell Crow to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. With Trammell Crow, we have completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single-family component of Crestview Station and one commercial site. The joint venture has obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At September 30, 2010, our investment in the Crestview Station project totaled $3.2 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. A reserve for interest and property taxes through May 2011 has been established with the lender. Scheduled principal payments begin in June 2011, and the loan matures in May 2012. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of September 30, 2010, the number of our residential developed lots, lots under development and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	1	-	-	1
Calera Drive	8	-	-	8
Verano Drive	67	-	-	67
Amarra Drive:
Phase I Lots	7	-	-	7
Phase II Lots	35	-	-	35
Townhomes	-	-	221	221
Phase III	-	89	-	89
Mirador Estate	2	-	-	2
Wimberly Lane Phase II	1	-	-	1
Section N Multi-family	-	-	1,860	1,860
Other Barton Creek Sections	-	-	154	154

Circle C:
Meridian	25	-	57	82
Total Residential Lots	146	89	2,292	2,527

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of September 30, 2010, one courtyard home at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of September 30, 2010, seven Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of September 30, 2010, two Mirador estate lots remained unsold.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing contracts with other homebuilders for the sale of the remaining lots. One lot was sold in August 2009 for $0.1 million, four lots were sold in September 2010 for $0.6 million and 25 lots remained unsold as of September 30, 2010. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of September 30, 2010, the number of square feet of our commercial property developed, under development and our potential development are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Barton Creek Village Phase I	22,000	-	-	22,000
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
5700 Slaughter	21,000	-	-	21,000
Parkside Village	-	92,440	-	92,440
Tract 110	-	-	760,000	760,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Tract G06	-	-	400,000	400,000
Tract GR1	-	-	325,000	325,000
Tract G05	-	-	260,000	260,000
Tract CS5	-	-	175,000	175,000
Tract G07	-	-	160,000	160,000
Tract CS1-CS3	-	-	134,200	134,200
Tract L03	-	-	99,800	99,800
Tract L04	-	-	70,000	70,000
Tract LR1	-	-	62,200	62,200

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	197,000	92,440	4,199,200	4,488,640

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

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,300-square-foot bank building within this retail complex. As of September 30, 2010, the retail complex was 81 percent leased and the bank building is leased through January 2023.

Circle C. During the third quarter of 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of September 30, 2010, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,440-square-foot planned retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic office, three tilt-wall retail buildings at 14,775 square feet, 10,600 square feet and 8,075 square feet, and two pads available for ground leases or build-to-suit retail or restaurant uses. We are pursuing final permits and entitlements to position the project for commencement of construction.

Lantana. Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto. As of September 30, 2010, occupancy was 85 percent for the original office building and 100 percent for the second office building. As of September 30, 2010, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

Summary operating results follow (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Revenues:
Real estate operations	$918	$2,181	$2,554	$5,070
Commercial leasing	1,340	1,163	3,769	3,296
Total revenues	$2,258	$3,344	$6,323	$8,366

Operating loss	$(2,888)	$(2,375)	$(8,403)	$(7,904)

(Provision for) benefit from income taxes	$(18)	$844	$(8,013)	$2,448

Net loss attributable to Stratus common stock	$(2,522)	$(1,553)	$(15,765)	$(4,734)

We have two operating segments, “Real Estate Operations” and “Commercial Leasing” (see Note 7). The following is a discussion of our operating results by segment.

Real Estate Operations
Summary operating results for real estate operations follow (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Revenues:
Developed property sales	$561	$2,116	$2,030	$4,201
Commissions, management fees and other	357	65	524	869
Total revenues	918	2,181	2,554	5,070

Cost of sales, including depreciation	(1,837)	(2,760)	(5,689)	(6,982)
General and administrative expenses	(849)	(1,134)	(2,781)	(3,636)

Operating loss	$(1,768)	$(1,713)	$(5,916)	$(5,548)

Developed Property Sales. Residential property sales for the third-quarter and nine-month periods of 2010 and 2009 included the following (revenues in thousands):

	Third Quarter
	2010		2009
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	-	$ -	1	$ 549
Verano Drive	-	-	1	450

Circle C
Meridian	4	561	16	1,117
Total Residential	4	$ 561	18	$ 2,116

	Nine Months
	2010		2009
	Lots	Revenues	Lots	Revenues
Barton Creek
Calera Court Courtyard Homes	1	$ 595	2	$ 1,149
Verano Drive	-		1	450

Circle C
Meridian	17	1,435	39	2,602
Total Residential	18	$ 2,030	42	$ 4,201

The decrease in developed property sales revenues in the 2010 periods, compared to the 2009 periods, primarily reflects a lower number of lots sold at Meridian as sales under homebuilder contracts were completed in January 2010.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $1.8 million for third-quarter 2010, $2.8 million for third-quarter 2009, $5.7 million for the first nine months of 2010 and $7.0 million for the first nine months of 2009. Cost of sales for the 2010 periods decreased compared to the 2009 periods primarily because of a decrease in developed property sales in 2010. Excluding Calera Court Courtyard homes, we sold 4 lots in third-quarter 2010 at an average cost of $113,900 per lot, 17 lots in third-quarter 2009 at an average cost of $52,900 per lot, 17 lots in the first nine months of 2010 at an average cost of $60,300 per lot and 40 lots in the first nine months of 2009 at an average cost of $46,800 per lot. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.3 million in the third quarters of 2010 and 2009, and $3.9 million for the first nine months of 2010 and 2009, and do not vary significantly with the number of property sales.

We are anticipating continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. and Austin real estate markets.

General and Administrative Expenses. Consolidated general and administrative expenses decreased to $1.5 million for third-quarter 2010 from $1.8 million for third-quarter 2009, and decreased to $4.9 million for the first nine months of 2010 from $5.8 million for the first nine months of 2009, primarily because of lower professional service fees associated with SEC filings. General and administrative expenses allocated to real estate operations decreased to $0.8 million for third-quarter 2010 from $1.1 million for third-quarter 2009 and decreased to $2.8 million for the first nine months of 2010 from $3.6 million for the first nine months of 2009, primarily as a result of lower projected real estate operations revenues as a percentage of total projected revenues in 2010. For more information about the allocation of general and administrative expenses to our operating segments, see Note 7.

Commercial Leasing
Summary commercial leasing operating results follow (in thousands):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Rental income	$1,340	$1,163	$3,769	$3,296
Rental property costs	(704)	(788)	(2,115)	(2,405)
Depreciation	(332)	(353)	(1,059)	(1,051)
General and administrative expenses	(646)	(684)	(2,117)	(2,196)
Operating loss	$(342)	$(662)	$(1,522)	$(2,356)

Rental Income. Rental income increased in the 2010 periods compared with the 2009 periods, primarily because of increases in rental income at 5700 Slaughter ($0.1 million for the quarter and $0.4 million for the nine-month period), which was in the initial leasing stage in 2009.

Rental Property Costs. Rental property costs decreased to $0.7 million for third-quarter 2010 from $0.8 million for third-quarter 2009, and decreased to $2.1 million for the first nine months of 2010 from $2.4 million for the first nine months of 2009. The decrease in rental property costs in the 2010 periods is primarily the result of decreases in property management expenses and property taxes at 7500 Rialto.

Non-Operating Results
Interest Income. Interest income totaled less than $0.1 million in the 2010 periods, $0.1 million in third-quarter 2009 and $0.3 million in the first nine months of 2009. The decrease in interest income primarily reflects a decrease in Barton Creek Municipal Utility District (MUD) reimbursements and lower cash balances in the 2010 periods. Interest income included interest on Barton Creek MUD reimbursements totaling $0.1 million in third-quarter 2009 and $0.3 million in the first nine months of 2009.  There were no Barton Creek MUD reimbursements in the 2010 periods.

Other Income. We recorded other income of $0.2 million in the first nine months of 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt.  We also recorded other income of $0.6 million in the first nine months of 2009, which reflects a forfeited deposit in connection with the termination of a homebuilder contract for the Circle C community.

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $0.2 million in the first nine months of 2009, reflecting the assignment of the W Austin Hotel & Residences project construction loan to a Stratus subsidiary.

(Loss) Gain on Interest Rate Cap Agreement. We recognized a loss on the interest rate cap agreement of less than $0.1 million in the third quarters of 2010 and 2009 and in the first nine months of 2010, and recognized a gain of less than $0.1 million in the first nine months of 2009. The interest rate cap agreement relates to the W Austin Hotel & Residences project construction loan (see Note 3).

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s losses totaled $0.1 million in the third quarters of 2010 and 2009, $0.2 million for the first nine months of 2010 and $0.3 million for the first nine months of 2009, primarily reflecting operating losses recognized by Crestview Station because there were no sales.

(Provision for) Benefit from Income Taxes. We recorded a provision for income taxes of less than $0.1 million for third-quarter 2010 and $8.0 million for the first nine months of 2010, and recorded income tax benefits of $0.8 million for third-quarter 2009 and $2.4 million for the first nine months of 2009. The difference between our consolidated effective income tax rate for the first nine months of 2010 and the U.S. federal statutory rate of 35 percent was primarily attributable to the change in our deferred tax asset valuation allowance (see Note 6). The difference between our consolidated effective income tax rate for the first nine months of 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

Net Loss Attributable to Noncontrolling Interest in Subsidiary. Net loss attributable to noncontrolling interest in subsidiary totaled $0.5 million for third-quarter 2010, less than $0.1 million for third-quarter 2009, $0.7 million for the first nine months of 2010 and $0.3 million for the first nine months of 2009, related to the W Austin Hotel & Residences project (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2010, we had $12.6 million in cash and cash equivalents, including $4.4 million associated with the W Austin Hotel & Residences project. We also had $30.8 million outstanding and approximately $11.3 million in availability under our credit facility at September 30, 2010. We have concluded several financing transactions during 2010, including an extension and modification of our credit facility with Comerica (see “Credit Facility and Other Financing Arrangements” and Note 5).

Comparison of Nine-Months 2010 and 2009 Cash Flows
Cash used in operating activities increased to $53.2 million during the first nine months of 2010, compared with $26.2 million during the first nine months of 2009, primarily because of a $14.0 million increase in cash used in development of real estate properties, a $4.6 million decrease in MUD reimbursements, a $2.2 million decrease in proceeds from developed property sales and a $1.4 million increase in deposits. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first nine months of 2010 and 2009 included development costs for properties held for sale, including the residential portion of the W

Austin Hotel & Residences project ($44.7 million in 2010 and $26.6 million in 2009), and the Barton Creek, Lantana and Circle C communities. Capital expenditures for the W Austin Hotel & Residences project, including both residential and commercial leasing and other expenditures, are expected to approximate $35 million for fourth-quarter 2010 and will be funded with borrowings under the Beal Bank loan agreement (see “Credit Facility and Other Financing Arrangements”).

Cash used in investing activities totaled $51.3 million during the first nine months of 2010 and $13.3 million during the first nine months of 2009. Commercial leasing development expenditures for the first nine months of 2010 and 2009 included development costs for the W Austin Hotel & Residences project totaling $50.8 million and $26.8 million, respectively. We contributed capital to Crestview Station of less than $0.1 million for the first nine months of 2010 and $1.5 million for the first nine months of 2009. We also received proceeds from matured U.S. treasury securities of $15.4 million in the first nine months of 2009.

Cash provided by financing activities totaled $101.7 million in the first nine months of 2010 and $47.3 million in the first nine months of 2009. Noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project totaled $12.2 million in the first nine months of 2010 and $33.4 million in the first nine months of 2009. In the first nine months of 2010, net borrowings from our credit facility totaled $18.8 million, borrowings from the Beal Bank loan agreement totaled $41.7 million, borrowings from the Ford loan agreement totaled $30.0 million and borrowings from the 5700 Slaughter term loan totaled $4.5 million, partly offset by financing costs of $1.1 million. Debt repayments on project and term loans totaled $4.3 million in 2010. Net borrowings from our credit facility totaled $10.2 million and borrowings from the Barton Creek Village term loan totaled $4.7 million in the first nine months of 2009. Other debt repayments totaled $0.5 million in the first nine months of 2009. We used $0.4 million in the first nine months of 2009 to repurchase shares of our common stock on the open market.

In 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. During the first nine months of 2010, there were no purchases under this program. A total of 161,145 shares remain available under this program as of September 30, 2010. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Credit Facility and Other Financing Arrangements
At September 30, 2010, we had total debt of $171.7 million, compared with $81.1 million at December 31, 2009. Our debt outstanding at September 30, 2010 consisted of the following:

•	$45.0 million of borrowings outstanding under the Beal Bank loan agreement is secured by the assets in the W Austin Hotel & Residences project.

•
$36.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

•
$30.8 million of borrowings outstanding, $2.9 million of letters of credit issued, and $11.3 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan under which $1.3 million is available and a $10.0 million term loan, all of which is available.  We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•
$30.0 million of borrowings outstanding under the Ford loan agreement is secured by a second lien on the W Austin Hotel & Residences project assets. Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson (see Note 3).

•	$20.8 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018 and is secured by our buildings at 7500 Rialto Boulevard.

•	$4.6 million of borrowings outstanding under a term loan is secured by Barton Creek Village.

•	$4.5 million of borrowings under a $5.4 million term loan, which matures in January 2015 and is secured by 5700 Slaughter.

The Beal Bank and Ford loan agreements contain customary financial covenants, including a requirement that our company maintain a minimum total stockholders’ equity balance of $120 million, and contain cross-default provisions with our Comerica credit facility and our FAAM unsecured term loans. As of September 30, 2010, our total stockholders’ equity was $128.0 million. A prolonged weak or worsening real estate market in Austin, Texas, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see Part 1, Item 1A. “Risk Factors” included in our 2009 Form 10-K. We will continue to evaluate and respond to any impact these conditions may have on our business. We will also monitor the financial markets and may seek to raise additional capital to fund our operations and planned development activities.

The following table summarizes our debt maturities as of September 30, 2010 (in thousands):

	Fourth-quarter 2010	2011		2012	2013	2014	Thereafter	Total
Beal Bank Loan	$-	$-		$-	$-	$45,030	$-	$45,030	a
FAAM Loans	-	9,000	b	3,500	15,000	8,500	-	36,000
Comerica Credit Facility	-	-		30,854	-	-	-	30,854
Ford Loan	-	-		30,000	-	-	-	30,000
Lantana Promissory Note	-	-		-	-	-	20,758	20,758
Barton Creek Village Loan	-	-		-	-	4,588	-	4,588
5700 Slaughter Loan	-	-		-	-	-	4,463	4,463
Total	$-	$9,000		$64,354	$15,000	$58,118	$25,221	$171,693

a.	Additional advances were made under the Beal Bank loan agreement in October 2010 totaling $10.7 million, resulting in a balance of $55.7 million at October 29, 2010.
b.	Loan matures in December 2011.

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

In making any forward-looking statements, we believe that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments, or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners going forward, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under the heading “Risk Factors” located in Item 1A. of our 2009 Form 10-K.

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

Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended September 30, 2010.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programsa	the Plans or Programsa
July 1 to 31, 2010	-	-	-	161,145
August 1 to 31, 2010	-	-	-	161,145
September 1 to 30, 2010	-	-	-	161,145
Total	-	-	-

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Item 5. Other Information.
Stratus intends to hold its 2011 annual meeting of stockholders (the “Annual Meeting”) on Thursday, May 12, 2011, as approved by the Board of Directors. The official notice of the Annual Meeting is expected to be sent on or about April 1, 2011.

The Annual Meeting will be held more than 30 days before the anniversary of Stratus’ 2010 annual meeting of stockholders, which was held on August 10, 2010. Accordingly, certain notice deadlines provided in Stratus’ 2010 proxy statement, dated June 30, 2010, under the heading “Stockholder Proposals” and “Consideration of Director Nominees” have changed.

If a stockholder would like for Stratus to consider including a proposal in Stratus’ 2011 proxy statement, pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended, it must be delivered in writing to:  Secretary, Stratus Properties Inc., 98 San Jacinto Boulevard, Suite 220, Austin, Texas 78701 by December 2, 2010.  Such proposal must also meet the other specific procedural requirements of the rules of the Securities and Exchange Commission relating to stockholder proposals.

In addition, Stratus’ by-laws permit stockholders to (i) propose business to be presented at Stratus’ annual stockholder meeting and (ii) nominate candidates directly for consideration at Stratus’ annual stockholder meeting.  If the date of the annual stockholder meeting is moved to a date more than 90 days after or 30 days before the anniversary of the previous year’s annual stockholder meeting, any proposal of business to be conducted at the annual stockholder meeting and any nomination must be received no later than 90 days prior to the date of the annual stockholder meeting or 10 days following the public announcement of the date of the annual stockholder meeting, whichever is later.  Accordingly, if a stockholder would like to present a stockholder proposal at the Annual Meeting but does not wish to have it included in Stratus’ 2011 proxy statement, or if a stockholder would like to nominate a candidate directly for consideration at Stratus’ Annual Meeting, the stockholder must submit such business or nomination in writing to Stratus’ secretary, at the above address, by February 11, 2011, in accordance with the specific procedural requirements in Stratus’ by-laws.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date:                  November 12, 2010

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A/A	000-19989	08/26/2010

3.2	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

10.1*	Stratus 2010 Stock Incentive Plan.		8-K	000-19989	08/12/2010

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

_______________________
* Indicates management contract or compensatory plan or arrangement.

E-1