Form 10-K
period 2010-12-31
STRATUS PROPERTIES INC
filed 2011-03-31
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number: 0-19989

Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Lavaca St., Suite 300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              ☑ Yes 0 No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ÿ0 Yes 0 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  0 Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer   ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $58.8 million on March 15, 2011, and approximately $43.8 million on June 30, 2010.

Common stock issued and outstanding was 7,494,086 shares on March 15, 2011, and 7,470,117 shares on June 30, 2010.

PART I

Items 1. and 2.  Business and Properties

Except as otherwise described herein or the context otherwise requires, all references to “Stratus,” “we,” “us,” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our web site, www.stratusproperties.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC. All references to “Notes” in this report refer to the Notes to Consolidated Financial Statements located in Item 8. of this Form 10-K.

Overview

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and single-family residential real estate properties located primarily in the Austin, Texas area. Prior to the development of the W Austin Hotel & Residences project (see discussion below), we primarily generated revenues from sales of developed properties and through rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development or undeveloped properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. pursuant to our existing contract. The office space totals approximately 41,000 square feet and the retail space totals approximately 18,000 square feet. The entertainment space includes a live music venue and production studio, with a maximum capacity of 3,000 people (see “Company Strategies and Development Activities”).

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2010, that comprise our principal real estate properties are presented in the table below. A developed lot is an individual tract of land that has been developed and permitted for residential use. As of December 31, 2010, we own only one developed lot with a home that has already been built on it (the Calera Court Courtyard home). Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property).

		Acreage
		Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	120	-	249	368		617	781	28	809	1,426
Lantana	-	-	-	-		-	-	223	223	223
Circle C	21	-	-	23		23	132	363	495	518
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	141	-	249	393		642	913	616	1,529	2,171

a.	Represents a city block in downtown Austin developed for a mixture of hotel, residential, office, retail and entertainment uses.

Our other Austin holdings at December 31, 2010, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex and a 3,300-square-foot bank building representing phase one of Barton Creek Village, and two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C Ranch (Circle C) community.

The following table summarizes the estimated development potential of our Austin-area acreage as of December 31, 2010:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	464	1,860	1,590,000	23,000
Lantana	-	-	1,314,800	371,400
Circle C	57	-	760,000	212,440
Austin 290 Tract	-	-	-	20,000
Total	521	1,860	3,664,800	626,840

For 2010, the only commercial leasing property that exceeded ten percent or more of our total assets or represented ten percent or more of our aggregate gross revenue was 7500 Rialto. This property provided 69 percent of our 2010 commercial leasing revenues and 38 percent of our 2010 total revenues. We currently have ten tenants at 7500 Rialto who are involved in computer electronics, medical devices, restaurant management and engineering, among other businesses. The two largest tenants, Arthocare Corporation and ST-Ericsson Inc., each generated approximately 11 percent of our 2010 total revenues and occupy approximately 28 percent and 25 percent, respectively, of leased square footage at 7500 Rialto. The first 75,000-square-foot building at 7500 Rialto became available for lease in 2002 and the second 75,000-square-foot building became available for lease in September 2006. A summary of the average occupancy rates and average rentals per square foot for 7500 Rialto and for our total portfolio of commercial leasing properties, excluding the office and retail space at the W Austin Hotel & Residences project which will be completed in 2011, for each of the last five years follows:

	2010	2009	2008	2007	2006
Average occupancy:
7500 Rialto	94%	87%	95%	81%	82%
Total portfolio	91%	79%	87%	79%	82%
Average rentals per square foot:a
7500 Rialto	$23.84	$25.90	$24.78	$22.33	$16.94
Total portfolio	$27.31	$28.40	$27.36	$23.77	$18.56

a. Based on revenue for contractual rentals plus expense reimbursements for leased space.

Our scheduled expirations of leased square footage as of December 31, 2010, as a percentage of total leased space follow:

	2011	2012	2013	2014	2015	2017	Thereafter
7500 Rialto	8%	-	35%	9%	20%	28%	-
Total portfolio	6%	1%	32%	11%	18%	26%	6%

For information about our operating segments see “Results of Operations” in Item 7. and Note 10.

Company Strategies and Development Activities

Stratus Properties was formed as a corporation in March 1992 to hold, operate and develop the domestic real estate and oil & gas properties of our former parent company. We sold all of our oil & gas properties during the 1990's and have since focused solely on our real estate operations. Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to review and pursue opportunities for new projects that offer the possibility of acceptable returns and risks.

As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures during the last five years (see discussion below), which has resulted in our debt increasing to $201.5 million at December 31, 2010. We have funded our development activities primarily through property sales proceeds, and borrowings under our long-term debt and our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 6), which was established as a result of the financing relationship we have built with Comerica Bank (Comerica) over the past several years. The credit facility and other sources of financing have increased our financial flexibility and have allowed us to focus our efforts on developing our properties, acquiring other properties and increasing shareholder value. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain bank financing necessary for developing our properties, although our ability to obtain bank financing in the future may be impacted by U.S. economic conditions. For further discussion of our operations and current real estate market conditions see Item 1A. and “Real Estate Market Conditions” in Item 7.

Our accomplishments over the last several years include the following:

•	We purchased a city block in downtown Austin, Texas and developed a multi-use property.

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. The project, known as the W Austin Hotel & Residences project, contains a mixture of hotel, residential, office, retail and entertainment space. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P., (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 2). Construction of the $300 million project commenced in second-quarter 2008. We have executed an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel opened in December 2010 and includes 251 luxury rooms and suites, a full service spa, gym and rooftop pool. Delivery of the first condominium units began in January 2011. Condominium units will continue to be completed on a floor-by-floor basis with delivery of pre-sold units continuing through mid-2011. As of March 15, 2011, 58 of the 159 condominium units were under contract and 25 condominium units had closed. Proceeds from the sales of the condominium units and net operating income will be used to repay debt incurred in connection with the project. The project also includes a live music venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, the venue will be the new home of Austin City Limits, a television program showcasing popular music legends. The venue opened in February 2011, has hosted 22 events through March 15, 2011, and has booked events through October 2011. The project has approximately 41,000 square feet of leasable office space, which opened in March 2011, and 18,000 square feet of leasable retail space are scheduled to open in June 2011. As of March 15, 2011, we had entered into leases for 17,500 square feet of the office space (including 9,000 for our corporate office) and for 2,700 square feet of the retail space. See Note 2 for additional discussion regarding the W Austin Hotel & Residences project.

•	We have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin Fazio

Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, began in 2007, was completed in July 2008 and includes 71 single-family lots. We sold one Calera Court courtyard home in 2010 and, as of December 31, 2010, one courtyard home at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots, with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of December 31, 2010, seven Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of December 31, 2010, two Mirador estate lots remained unsold.

Wimberly Lane.  Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots. We entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. The last homebuilder lot was sold in January 2008, and the final Wimberly Lane lot was sold in December 2010.

Barton Creek Village.  The first phase of Barton Creek Village includes a 22,000-square-foot retail complex, which was completed in 2007, and a 3,300-square-foot bank building, which was completed in early 2008 and is located within the retail complex. As of December 31, 2010, the retail complex was 89 percent leased and the bank building is leased through January 2023.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2010, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Lantana also includes two 75,000-square-foot office buildings at 7500 Rialto Boulevard. As of December 31, 2010, occupancy was 85 percent for the first 7500 Rialto office building and 100 percent for the second office building.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area properties.

Circle C Community

Effective August 2002, the City granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. In 2004, we amended our Circle C settlement to modify the permits and approvals necessary to develop 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2010, we have permanently used $9.5 million of our City-based incentives including cumulative sales of $4.5 million to other developers. We also have $1.9 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2010, available Credit Bank capacity was $3.6 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement. Our 800-lot Meridian project within the Circle C community included our contracts with three national homebuilders to complete the construction and sales of the first 494 lots at Meridian over four phases. Phases one and two consisted of 134 lots each, phase three consisted of 108 lots and phase four consisted of 118 lots. We sold the final 13 lots for $0.9 million in the first quarter of 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in 2007 and was substantially completed in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in 2009. We are currently pursuing contracts with other homebuilders for the remaining lots. One lot was sold in 2009 for $0.1 million, eight lots were sold in 2010 for $1.1 million and 21 lots remained unsold as of December 31, 2010. The final phase of Meridian is expected to consist of 57 one-acre lots.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. In the third quarter of 2008, we completed the construction of two retail buildings totaling 21,000 square feet at 5700 Slaughter. This retail project also includes a 4,000-square-foot building on an existing ground lease. As of December 31, 2010, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,440-square-foot planned retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic office, three tilt-wall retail buildings at 14,775 square feet, 10,600 square feet and 8,075 square feet, and two pads available for ground leases or build-to-suit retail or restaurant uses. In February 2011, we entered into a joint venture with Moffett Holdings, LLC. (Moffett) to develop Parkside Village, obtained final permits and entitlements and began construction.

•	We believe that we have the potential right to receive approximately $7.1 million of future reimbursements associated with previously incurred Barton Creek utility development costs.

At December 31, 2010, we had approximately $2.0 million of expected future reimbursements of previously incurred costs recorded as a component of real estate on our balance sheet. The remaining potential future reimbursements are not recorded on our balance sheet because they relate to costs incurred prior to the 1995 formation of the Barton Creek Municipal Utility District (MUD). Since these costs pre-date the formation of the MUDs, there is less certainty in their potential reimbursement. Costs incurred after the 1995 formation of the MUDs were capitalized into property costs and subsequently expensed through cost of sales as properties sold. A significant portion of the additional costs, which we will incur in the future as our development activities at Barton Creek continue, is expected to be eligible for reimbursement. We received total MUD reimbursements of $5.1 million during 2010 and $7.0 million during 2009. As discussed in “Results of Operations” within Item 7., we account for MUD reimbursements as reductions to cost of sales, reductions in capital expenditures and interest income.

•	We formed a joint venture in November 2005 to purchase and develop a multi-use property in Austin, Texas.

Crestview Station

In 2005, we formed a joint venture partnership with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single family component of Crestview Station and one commercial site. The joint venture has obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At December 31, 2010, our investment in the Crestview Station project totaled $3.1 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million (see Note 5 for further discussion).

Competition

The real estate development business is highly competitive and fragmented. We compete against numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing, and potential buyers with entities that may possess greater financial, marketing, or other resources than we have. Competition for potential buyers has been intensified by an increase in the number of available residential properties resulting from recent weak conditions in the real estate market. Our prospective customers generally have a variety of choices of new and existing homes and homesites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

The real estate investment industry is highly fragmented among individuals, partnerships and public and private entities, with no dominant single entity or person. Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for prospective tenants. As a result of the decline in the real estate market beginning in 2008, vacancies for commercial properties have increased, which further increases competition for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, and the design and condition of improvements.

Credit Facility and Other Financing Arrangements

Acquiring and maintaining adequate financing is an important element of our business. For information about our credit facility and other financing arrangements, see “Credit Facility and Other Financing Arrangements” in Item 7. and Note 6.

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

Employees

At December 31, 2010, we had a total of 35 full-time employees and one part-time employee located at our Austin, Texas headquarters. We do not have any union employees. We believe we have a good relationship with our employees. Since January 1, 1996, numerous services necessary for our business and operations, including certain executive, administrative, accounting, financial and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about our plans, strategies, expectations, assumptions and prospects. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, anticipated development plans and sales of land, units and lots, projected timeframes for development, construction and completion of our projects, projected capital expenditures, liquidity and capital resources, anticipated results of our business strategy, and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We believe that our forward-looking statements are based on reasonable assumptions. However, we caution readers that these statements are not guarantees of future performance and our actual experience and future financial results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that may cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors.

Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. In addition, we may make changes to our business plans that could or will affect our results.  We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

We need significant amounts of cash to service our debt.  If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.

As of December 31, 2010, our outstanding debt totaled $201.5 million. Our level of indebtedness could have important consequences. For example, it could:

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

Although we plan to repay a portion of our debt with proceeds from the sales of condominium units at our W Austin Hotel & Residences project, those sales may not occur as anticipated. In addition, the terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the debt service coverage ratio covenant contained in most of our debt agreements requires us to maintain total stockholders’ equity of no less than $120.0 million.  At December 31, 2010, our total stockholders’ equity was $128.6 million.  Accordingly, we may need to raise additional capital through equity transactions to maintain compliance with the covenants in our loan agreements.  We may also need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. If new debt is added to current debt levels, the risks described above could intensify. Further, if future financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our financial condition and results of operations.

The deterioration of the credit and capital markets may adversely impact our ability to obtain financing on acceptable terms, which may hinder or prevent us from meeting our future operational and capital needs and could have a material adverse effect on our financial condition and results of operations.

Beginning in 2008, the credit markets experienced a disruption of a significant magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has shown signs of improving since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy. This uncertainty may lead market participants to continue to act more conservatively. Because of these factors and the continued uncertainties that exist in the economy and for real estate developers in general, we cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plan, enhance our existing projects, complete projects or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by an extended economic slowdown and downturn in real estate asset values, property sales and leasing activities.

Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn reduces revenue derived from property sales and leases as well as revenues associated with development activities. In addition, these conditions can lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development.

During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments, including residential condominium units at our W Austin Hotel & Residences project, or selling prices may be lower than originally anticipated. As a result, the value of our real estate investments may be reduced and we could realize losses or diminished profitability.

Beginning in 2008, credit became severely constrained and prohibitively expensive and real estate market activity contracted sharply in most markets as a result of the global financial crisis and the economic recession. These adverse macroeconomic conditions impacted real estate services companies like ours by significantly hampering transaction activity and lowering real estate valuations.

If the recent economic and market conditions were to continue, our business performance and profitability could again deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our credit agreement which would force us to seek an amendment with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

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

We currently participate in three joint ventures and may participate in other joint ventures in the future. We could be adversely impacted if any of our joint venture partners would fail to fulfill their obligations or if we had disagreements with any of our joint venture partners that were not satisfactorily resolved.

We currently have investments in and commitments to three joint ventures with unrelated parties to develop land and we may participate in other joint ventures in the future. Under existing joint venture agreements, we and our joint venture partners could be required to, among other things, provide guarantees of obligations or contribute additional capital until specified capital contribution requirements are met and we may have little or no control over the amount or timing of these obligations. In some circumstances, decisions of the joint venture are made by unanimous vote of the partners. If there is another economic downturn, our existing joint ventures or the joint venture partners may become unable or unwilling to fulfill their economic or other obligations. If our joint venture partners are unable or unwilling to fulfill their obligations or if we have any unresolved disagreements with our joint venture partners, we may be required to fulfill those obligations alone, expend additional resources to continue development of projects or delay further construction of projects, or we may be required to write down our investments at amounts that could be significant.

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

The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions, which significantly deteriorated beginning in 2008, and events, such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict the level of future sales or sales prices that will be realized for individual assets.

Mortgage financing issues, including lack of supply of mortgage loans and tightened lending requirements, could reduce demand for our properties.

Our real estate operations are dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences. Many mortgage lenders and investors in mortgage loans experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the recent downturn in the real estate market. These factors led to a decrease in the availability of financing and an increase in the cost of financing. A continuation of the weakness in the mortgage lending industry could adversely affect potential purchasers of our properties, negatively affecting demand for our properties.

Declines in the market value of our land and developments could adversely affect our financial condition and results of operations.

The market value of our land and our developments depend on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If real estate demand decreases below what we anticipated when we acquired our properties, we may not be able to recover our investment in such property through sales or leasing, and our profitability may be adversely affected. If there is another economic downturn, we may have write-downs to the carrying values of our properties and/or be required to sell properties at a loss.

Unfavorable changes in market and economic conditions could negatively impact occupancy or rental rates, which could negatively affect our financial condition and results of operations.

Another decline in the real estate market and economic conditions could significantly affect rental rates. Occupancy and rental rates in our market, in turn, could significantly affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our market include the following:

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

Several special interest groups have in the past opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located. We have actively opposed these actions and do not believe unfavorable rulings would have a significant long-term adverse effect on the overall value of our property holdings. However, because of the regulatory environment that has existed in the Austin area and the opposition of these special interest groups, there can be no assurance that our expectations will prove correct.

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

Changes in weather conditions or natural disasters could adversely impact and materially affect our business, financial condition and results of operations.

Our performance may be adversely affected by weather conditions that delay development or damage property, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse impact on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations.

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

Item 4. (Removed and Reserved)

Executive Officers of the Registrant
Certain information, as of March 15, 2011, regarding our executive officers is set forth in the following table and accompanying text.

Name	Age	Position or Office
William H. Armstrong III	46	Chairman of the Board, President and Chief Executive Officer

Erin D. Pickens	49	Senior Vice President and Chief Financial Officer

Mr. Armstrong has been employed by us since our inception in 1992. Mr. Armstrong has served as Chairman of the Board since August 1998, Chief Executive Officer since May 1998 and President since August 1996.

Ms. Pickens has served as our Senior Vice President since May 2009 and as our Chief Financial Officer since June 2009. Ms. Pickens previously served as Executive Vice President and Chief Financial Officer of Tarragon Corporation from November 1998 until April 2009, and as Vice President and Chief Accounting Officer from September 1996 until November 1998 and Accounting Manager from June 1995 until August 1996 for Tarragon and its predecessors. Tarragon Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on January 12, 2009, and emerged from bankruptcy on July 6, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the The Nasdaq Stock Market (NASDAQ) under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices of Stratus’ common stock, as reported by NASDAQ.

	2010		2009
	High	Low	High	Low
First Quarter	$11.49	$8.00	$14.57	$4.52
Second Quarter	12.24	8.40	11.18	5.33
Third Quarter	10.09	8.01	8.60	4.50
Fourth Quarter	9.60	8.16	11.60	7.54

As of March 15, 2011, there were 546 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The declaration of dividends is at the discretion of our Board of Directors. Our current ability to pay dividends is restricted by terms of our credit agreement.

The following table sets forth information with respect to shares of our common stock that we repurchased during the three-month period ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programsa	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programsa
October 1 to 31, 2010	-	$-	-	161,145
November 1 to 30, 2010	-	-	-	161,145
December 1 to 31, 2010	-	-	-	161,145
Total	-	-	-

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In management’s discussion and analysis “we,” “us,” and “our” refer to Stratus Properties Inc. and its consolidated subsidiaries and joint ventures. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business and Properties” and “Risk Factors” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All references to “Notes” refer to Notes to Consolidated Financial Statements located in Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and single-family residential real estate properties located primarily in the Austin, Texas area. Prior to the development of the W Austin Hotel & Residences project (see discussion below), we primarily generated revenues from sales of developed properties and through rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development or undeveloped properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. pursuant to our existing contract. The office space totals approximately 41,000 square feet and the retail space totals approximately 18,000 square feet. The entertainment space includes a live music venue and production studio, with a maximum capacity of 3,000 people (see “Development and Other Activities – W Austin Hotel & Residences”).

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2010, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	120	-	249	368		617	781	28	809	1,426
Lantana	-	-	-	-		-	-	223	223	223
Circle C	21	-	-	23		23	132	363	495	518
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	141	-	249	393		642	913	616	1,529	2,171

a.	Represents a city block in downtown Austin developed for a mixture of hotel, residential, office, retail and entertainment uses.

Our other Austin holdings at December 31, 2010, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex and a 3,300-square-foot bank building representing phase one of Barton Creek Village, and two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C community.

The continued weakness in the Austin area real estate market, among other factors, has had a significant negative impact on our consolidated financial results. In addition, we recorded valuation allowances totaling $10.5 million in 2010 against our net deferred tax assets upon concluding that it was more likely than not that these assets will not be realized. In 2010, we reported $9.1 million of revenues and a net loss attributable to Stratus common stock of $15.3 million, compared to $10.8 million of revenues and a net loss attributable to Stratus common stock of $5.9 million in 2009.

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

In addition to the traditional influence of state and federal government employment levels on the local economy, in recent years the Austin area has experienced significant growth in the technology sector. The Austin-area population increased approximately 40 percent between 1999 and 2010, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 1999 through 2009, rising by 17 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1999 and 2009, sales tax receipts in Austin rose by approximately 31 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin’s five-county metro area population and median family income for 1989, 1999 and the most current information available for 2009 and 2010, based on U.S. Census Bureau data and City of Austin (the City) data.

City of Austin
Income
Population
Median Family Income
(in thousands)
$80
$70
$60
$50
$40
$30
$20
$10
$0
Metro Family Population
(in millions)
1.8
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
$33,481
846,227
$54,091
1,249,763
$63,431
1,752,938
1989
1999
2009
2010

Based on the City’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2009 (the latest period for which data is available).
a. Source: Comprehensive Annual Financial Report for the City of Austin, Texas.

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City. Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially the high-end residential and commercial leasing markets; however, beginning in 2005 through mid-2007, market conditions improved. Beginning in the third quarter of 2007, market conditions began to weaken again. The December 31, 2010 and 2009 vacancy percentages for various types of developed properties in Austin are noted below.

December 31,
	2010	2009
Building Type	Vacancy Factor
Industrial Buildings	21% a	22% a
Office Buildings (Class A)	23% a	25% a
Multi-Family Buildings	7% b	10% b
Retail Buildings	7% b	9% b

a.	CB Richard Ellis: Austin MarketView
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

During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S., and caused vacancy rates to increase in most markets, including Austin, Texas. Investment sales activity in the U.S. declined sharply during 2008 because of, among other factors, limited availability and increased cost of financing, especially the absence of securitized debt, which was the source of the heightened investment activity, and the resulting gap between buyer and seller expectations of value. Sales activity has yet to return to pre-2008 levels.

Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, or the public perception that any of these events may occur, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, as well as a general decline in the value of real estate and in rents, which in turn reduces revenue derived from property sales and leases as well as revenues associated with development activities. In addition, these conditions can lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development.

Beginning in 2008, the credit markets experienced a disruption of a significant magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has shown signs of improving since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normalcy.

We continue to focus on our near-term goal of developing our properties and projects in an uncertain economic climate and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are increasingly difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future.

Our long-term success will depend on our ability to maximize the value of our real estate by developing and selling our properties in a timely manner at a reasonable cost. In addition, we continue to pursue additional development opportunities, and currently believe that we can obtain financing necessary for developing our properties, although our ability to obtain financing in the future, as well as the cost of such financing, may be impacted by U.S. economic conditions. See “Risk Factors” located in Item 1A.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 to our consolidated financial statements under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our real estate and commercial leasing assets, revenue recognition, deferred tax assets and our allocation of overhead costs.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

• Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land held for future development are stated at cost. Commercial leasing assets, which are held for investment, are also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land held for future development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, infrastructure costs and financing costs regarding real estate assets. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated development costs and costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during 2010 or 2009 (see Note 1).

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

• Revenue Recognition.  The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenue is earned, (2) whether contingencies exist that impact the timing of recognition of revenue and (3) how and when such contingencies will be resolved. The timing of revenue recognition could vary if different judgments were made. Our revenues subject to the most judgment are property sales revenues. Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when we have completed our obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when we have signed sales agreements and have determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, our assessment of the buyer’s credit standing and our assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to it. We recognize our rental income based on the terms of our signed leases with tenants on a straight-line basis. We recognize sales commissions and management and development fees when earned, as lots or acreage are sold or when the services are performed.

• Deferred Tax Assets.  The carrying amounts of deferred tax assets are required to be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in our business environment or operating or financing plans.

Our deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $10.7 million at December 31, 2010, and $8.4 million at December 31, 2009. At December 31, 2009, we had a deferred tax asset valuation allowance of $58,000. We provided additional valuation allowances against our net deferred tax assets which totaled $10.5 million at December 31, 2010. In evaluating the recoverability of these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, we concluded that there was not sufficient positive evidence supporting the realizablility of our deferred tax assets beyond an amount totaling $0.2 million (see Note 7).

Our future results of operations may be negatively impacted by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our future results of operations may be favorably impacted by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized.

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

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes a two-acre city block and contains a mixture of hotel, residential, office, retail and entertainment space. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the project (see Note 2). Construction of the approximate $300 million project commenced in second-quarter 2008. We have executed an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel opened in December 2010 and includes 251 luxury rooms and suites, a full service spa, gym and rooftop pool. Delivery of the first condominium units began in January 2011. Condominium units will continue to be completed on a floor-by-floor basis with delivery of pre-sold units continuing through mid-2011. As of March 15, 2011, we had 58 of the 159 condominium units under contract and 25 condominium units had closed. Proceeds from the sales of the condominium units and net operating income will be used to repay debt incurred in connection with the project. The project also includes a live music venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, the venue will be the new home of Austin City Limits, a television program showcasing popular music legends. The venue opened in February 2011, has hosted 22 events through March 15, 2011, and has booked events through October 2011. The project has approximately 41,000 square feet of leasable office space which opened in March 2011 and 18,000 square feet of leasable retail space are scheduled to open in June 2011. As of March 15, 2011, we had entered into leases for 17,500 square feet of the office space (including 9,000 for our corporate office) and for 2,700 square feet of the retail space.

We currently consolidate the joint venture with Canyon-Johnson because the project is considered a variable interest entity (VIE) and we are considered the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE or that we are no longer the primary beneficiary of the entity, the project will be deconsolidated from our financial statements (see Note 2).

For a discussion of the financing structure for the W Austin Hotel & Residences project see Note 2.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a future commuter rail line approved by City voters. The joint venture completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. The initial phase of utility and roadway infrastructure is complete. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. The joint venture retained the single family component of Crestview Station and one commercial site. The joint venture has obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. At December 31, 2010, our investment in the Crestview Station project totaled $3.1 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. A reserve for interest and property taxes through May 2011 has been established with the lender. Scheduled principal payments begin in June 2011, and the loan matures in May 2012 (see Note 5). We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential.  As of December 31, 2010, the number of our residential developed lots and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview joint ventures):

	Residential Lots
	Developed	Potential Development a	Total

Barton Creek:
Calera:
Calera Court Courtyard Homes	1	-	1
Calera Drive	8	-	8
Verano Drive	67	-	67
Amarra Drive:
Phase I Lots	7	-	7
Phase II Lots	35	-	35
Townhomes	-	221	221
Phase III	-	89	89
Mirador Estate	2	-	2
Section N Multi-family	-	1,860	1,860
Other Barton Creek Sections	-	154	154

Circle C:
Meridian	21	57	78
Total Residential Lots	141	2,381	2,522

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

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold one Calera Court courtyard home in 2010 and, as of December 31, 2010, one courtyard home at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of December 31, 2010, seven Amarra Drive Phase I lots remained unsold. In January 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of December 31, 2010, two Mirador estate lots remained unsold.

Wimberly Lane.  Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots. We entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. We sold the last homebuilder lot in January 2008 and sold the final Wimberly Lane lot in December 2010.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots commenced in 2007 and substantial completion occurred in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. In connection with the termination, the homebuilder forfeited a deposit of $0.6 million, which we recorded as other income in the second quarter of 2009. We are currently pursuing development contracts with other homebuilders for the remaining lots. One lot was sold in 2009 for $0.1 million, eight lots were sold in 2010 for $1.1 million and 21 lots remained unsold as of December 31, 2010. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial.  As of December 31, 2010, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview joint ventures):

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

Barton Creek.  The first phase of Barton Creek Village includes a 22,000-square-foot retail complex and a 3,300-square-foot bank building within this retail complex. As of December 31, 2010, the retail complex was 89 percent leased and the bank building is leased through January 2023.

Circle C.  During the third quarter of 2008, we completed the construction of two retail buildings totaling 21,000 square feet at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of December 31, 2010, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,440-square-foot planned retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic office, three tilt-wall retail buildings at 14,775 square feet, 10,600 square feet and 8,075 square feet, and two pads available for ground leases or build-to-suit retail or restaurant uses. In February 2011, we entered into a joint venture with Moffett Holdings, LLC. (Moffett) to develop Parkside Village, obtained final permits and entitlements and began construction.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto Boulevard. As of December 31, 2010, occupancy was 85 percent for the original office building and 100 percent for the second office building. As of December 31, 2010, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	2010	2009
Revenues:
Real estate operations	$3,286	$6,257
Commercial leasing	5,045	4,528
Hotel operations	792	-
Total revenues	$9,123	$10,785

Operating loss	$(9,710)	$(9,878)

(Provision for) benefit from income taxes	$(8,038)	$3,038

Net loss attributable to Stratus common stock	$(15,336)	$(5,904)

We have three operating segments, “Real Estate Operations,” “Commercial Leasing” and “Hotel Operations” (see Note 10). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	2010	2009
Revenues:
Developed property sales	$2,725	$5,331
Commissions, management fees and other	561	926
Total revenues	3,286	6,257

Cost of sales, including depreciation	(3,303)	(8,509)
General and administrative expenses	(3,705)	(4,784)

Operating loss	$(3,722)	$(7,036)

Developed Property Sales.  The following table summarizes our property sales for the last two years (revenues in thousands):

	2010		2009
	Lots	Revenues	Lots	Revenues
Residential Properties:
Barton Creek
Calera Court Courtyard Homes	1	$ 595	2	$ 1,149
Wimberly Lane Phase II	1	117	-	-
Verano Drive	-	-	1	450

Circle C
Meridian	21	2,013	56	3,732
Total Residential	23	$ 2,725	59	$ 5,331

The decrease in developed property sales revenues to $2.7 million in 2010 from $5.3 million in 2009 resulted from a lower number of lots sold primarily caused by deterioration of demand and available financing in the real estate market as further discussed under “Real Estate Market Conditions.” Although real estate market conditions have resulted in fewer lot sales, we have not made and currently do not intend to make significant changes to our lot prices. The decrease in developed property sales also resulted from a decrease in lot sales at Meridian as sales under homebuilder contracts were completed in January 2010. As of March 15, 2011, we had no lots remaining under homebuilder contracts. We are currently pursuing contracts with other homebuilders for the sale of the remaining lots.

We are anticipating continued lower levels of lot sales in the next several quarters because of the continued weakness in the U.S. and Austin real estate markets.

Commissions, Management Fees and Other.  Commissions, management fees and other revenues totaled $0.6 million in 2010, compared to $0.9 million in 2009, and included sales of our development fee credits to third parties totaling $0.2 million in 2010 and $0.1 million in 2009. We received these development fee credits as part of the Circle C settlement (see Note 9). Commissions, management fees and other revenues decreased from 2009 to 2010 as a result of lower sales.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $3.3 million in 2010 and $8.5 million in 2009. Cost of sales for 2010 decreased compared to 2009 primarily because of a decrease in developed property sales. Excluding Calera Court Courtyard homes, we sold 22 lots in 2010 at an average cost of $70,000 per lot, compared with 57 lots in 2009 at an average cost of $45,900 per lot. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $5.2 million in 2010 and $4.8 million in 2009 and do not vary significantly with the number of property sales. These recurring costs were partly offset by Barton Creek Municipal Utility District (MUD) reimbursements totaling $4.1 million in 2010 and less than $0.1 million in 2009.

General and Administrative Expenses.  Consolidated general and administrative expenses decreased to $6.5 million in 2010 from $7.7 million in 2009, primarily because of a reduction in incentive compensation for sales staff and lower professional services fees associated with Securities and Exchange Commission (SEC) filings. General and administrative expenses allocated to real estate operations decreased to $3.7 million in 2010 from $4.8 million in 2009, primarily as a result of lower real estate operations revenues as a percentage of total projected revenues in 2010. For information about the allocation of general and administrative expenses to our operating segments, see Note 10.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	2010	2009
Rental income	$5,045	$4,528
Rental property costs	(2,885)	(3,078)
Depreciation	(1,393)	(1,402)
General and administrative expenses	(2,821)	(2,890)
Operating loss	$(2,054)	$(2,842)

Rental Income.  Rental income increased in 2010 compared to 2009, primarily because of a $0.5 million increase in rental income at 5700 Slaughter, which was in the initial leasing stage in 2009.

Rental Property Costs.  Rental property costs decreased to $2.9 million in 2010 compared to $3.1 million in 2009 primarily as a result of decreases in property taxes at 7500 Rialto and total property management expenses. Occupancy at 7500 Rialto, our largest commercial property, averaged 94 percent in 2010 and 87 percent in 2009, and was 93 percent at December 31, 2010.

General and Administrative Expenses.  General and administrative expenses allocated to commercial leasing decreased to $2.8 million in 2010 from $2.9 million in 2009, primarily as a result of a lower allocation of general and administrative expenses to the commercial leasing segment in 2010 because of a decrease in consolidated general and administrative expenses in 2010.

Hotel Operations
The following table summarizes our hotel operating results (in thousands):

2010
Hotel revenue	$792
Hotel operating costs	(3,733)
Depreciation	(294)
Operating loss	$(3,235)

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, which opened in December 2010.

Hotel Operating Costs.  Hotel operating costs primarily reflect pre-opening expenses incurred during 2010. These costs primarily include start-up costs associated with the opening of the hotel totaling $2.6 million, of which $1.7 million was salaries, wages and other personnel related costs.

Non-Operating Results
Interest Income.  Interest income totaled $0.2 million in 2010 and $0.7 million in 2009. The decrease primarily reflects a decrease of $0.5 million related to lower interest income from Barton Creek MUD reimbursements, which totaled $0.1 million in 2010 and $0.6 million in 2009.

Other Income, Net. We recorded other income of $0.2 million in 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt. We also recorded other income of $0.5 million in 2009, which primarily relates to a $0.6 million forfeited deposit in connection with the termination of a homebuilder contract for the Circle C community.

Loss on Extinguishment of Debt.  We recorded a loss on extinguishment of debt of $0.2 million in 2009, reflecting the assignment of the W Austin Hotel & Residences construction loan to a Stratus subsidiary.

Loss on Interest Rate Cap Agreement.  We recognized a loss on our interest rate cap agreement totaling less than $0.1 million in 2010 and 2009, reflecting the impact of changing interest rates on the fair value of this derivative instrument. The interest rate cap agreement relates to the W Austin Hotel & Residences construction loan (see Note 4).

Equity in Unconsolidated Affiliate’s Loss.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in the first quarter of 2008. Our equity in Crestview Station’s losses totaled $0.3 million in 2010 and $0.4 million in 2009, primarily reflecting the operating losses recognized by Crestview Station because there were no sales.

(Provision for) Benefit from Income Taxes.  We recorded a provision for income taxes of $8.0 million in 2010, compared with an income tax benefit of $3.0 million in 2009. The difference between our consolidated effective income tax rates for 2010 and the U.S. federal statutory rate of 35 percent primarily was attributable to the change in our deferred tax asset valuation allowance (see Note 7). The difference between our consolidated effective income tax rate for 2009 and the U.S. federal statutory rate of 35 percent primarily was attributable to state income tax expense and other permanent items.

Net Loss Attributable to Noncontrolling Interest in Subsidiary.  Net loss attributable to noncontrolling interest in subsidiary totaled $2.4 million in 2010 and $0.3 million in 2009, and related to the W Austin Hotel & Residences project (see Note 2).

CAPITAL RESOURCES AND LIQUIDITY

As a result of recent weak economic conditions and the sharp decline in the real estate market, including the markets in which we operate, there is uncertainty about the near-term outlook for sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve.

At December 31, 2010, we had $11.7 million in cash and cash equivalents, including $7.0 million associated with the W Austin Hotel & Residences project (see Note 2). We also had $24.8 million outstanding and approximately $17.3 million in availability under our credit facility at December 31, 2010. We concluded several financing transactions during 2010, including an extension and modification of our credit facility with Comerica (see “Credit Facility and Other Financing Arrangements” and Note 6). Proceeds from the sales of condominium units and net operating income at the W Austin Hotel & Residences project are required to be used to repay debt incurred in connection with the project. We will monitor the financial markets and may seek to raise additional capital to fund upcoming debt maturities, our current operations and planned development activities.

Comparison of Year-to-Year Cash Flows
Cash used in operating activities increased to $59.2 million in 2010, compared with $41.6 million in 2009, primarily because of an $11.8 million increase in cash used in development of real estate properties, a $5.5 million decrease in MUD reimbursements related to capital expenditures and a $2.6 million decrease in proceeds from developed property sales. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for 2010 and 2009 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($52.6 million in 2010 and $37.2 million in 2009).

Cash used in investing activities totaled $75.9 million in 2010 and $25.3 million in 2009. Development expenditures for 2010 and 2009 included costs for the hotel, office, retail and music venue portions of the W Austin Hotel & Residences project totaling $75.4 million in 2010 and $38.5 million in 2009. We also contributed capital to Crestview Station totaling less than $0.1 million in 2010 and $1.5 million in 2009. We received proceeds from matured U.S. treasury securities totaling $15.4 million in 2009.

Cash provided by financing activities totaled $131.5 million in 2010 and $65.2 million in 2009. Noncontrolling interest contributions from Canyon-Johnson for the W Austin Hotel & Residences project totaled $12.2 million in 2010 and $49.5 million in 2009. In 2010, net borrowings from our credit facility totaled $12.7 million. Borrowings from project and term loans totaled $112.1 million, including $77.6 million under the Beal Bank loan agreement, $30.0 million under the Ford loan agreement, and $4.5 million under the 5700 Slaughter term loan, partly offset by financing costs of $1.1 million. Debt repayments on project and term loans totaled $4.4 million in 2010. Net borrowings from our credit facility totaled $12.1 million in 2009 and borrowings from the Barton Creek Village term loan and Beal Bank loan totaled $8.1 million in 2009, partly offset by financing costs for the Beal Bank loan of $3.3 million. Debt repayments on project and term loans totaled $0.6 million in 2009, including a $0.3 million payment to terminate the W Austin Hotel & Residences project construction loan. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2010. We used $0.4 million in 2009 to repurchase shares of our common stock (see below).

In 2001, our Board of Directors authorized an open market share purchase program for up to 0.7 million shares of our common stock. During 2009, we purchased 49,000 shares in a private transaction for $0.4 million, an $8.25 per share average. During 2010, there were no purchases made under this program. A total of 161,145 shares remain available under this program. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding.

Credit Facility and Other Financing Arrangements
At December 31, 2010, we had total debt of $201.5 million, and total cash and cash equivalents of $11.7 million. Our debt outstanding at December 31, 2010, consisted of the following:

•	$81.0 million of borrowings outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project.

•
$36.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

•
$30.0 million of borrowings outstanding under the Ford loan agreement, which is secured by a second lien on the W Austin Hotel & Residences project assets. Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson (see Note 2).

•
$24.8 million of borrowings outstanding and $2.9 million of letters of credit issued, and $17.3 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan under which $7.3 million is available and a $10.0 million term loan, all of which is available. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•	$20.7 million of borrowings outstanding under the Lantana promissory note, which matures in January 2018 and is secured by our buildings at 7500 Rialto Boulevard.

•	$4.6 million of borrowings outstanding under a term loan, which is secured by Barton Creek Village.

•	$4.4 million of borrowings outstanding under a $5.4 million term loan, which matures in January 2015 and is secured by 5700 Slaughter.

The Beal Bank and Ford loan agreements contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and contain cross-default provisions with our Comerica credit facility and our First American Asset Management (FAAM) unsecured term loans. As of December 31, 2010, our total stockholders’ equity was $128.6 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impacts on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see Part 1, Item 1A. “Risk Factors.” We will continue to evaluate and respond to any impact these conditions may have on our business. We will also monitor the financial markets and may seek to raise additional capital to fund upcoming debt maturities, our current operations and planned development activities.

During 2010, we incurred total interest costs of $13.3 million, all of which was capitalized. In 2011, we expect to capitalize less than half of our interest costs because most of our capital projects are nearing completion.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Debta	$9,476	$58,814	$15,539	$94,270	$4,523	$18,901	$201,523
Scheduled interest
paymentsb	20,321	13,377	11,848	8,323	1,239	2,478	57,586
Construction contracts	15,161	-	-	-	-	-	15,161
Operating lease	133	87	38	3	1	-	262
Total	$45,091	$72,278	$27,425	$102,596	$5,763	$21,379	$274,532

a.
Debt maturities represent scheduled maturities based on outstanding debt balances at December 31, 2010, however, all proceeds from sales of condominium units and net operating income at the W Austin Hotel & Residences project must be used to pay down debt incurred in connection with the project.

b.
Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at January 1, 2011, for variable-rate debt. Also includes payments associated with the profits interest agreement on the Ford loan (see Note 6 for further discussion).

We had commitments under noncancelable construction contracts totaling $15.2 million at December 31, 2010. These commitments include the following contracts:

•
$221.7 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $14.1 million at December 31, 2010;

•
Contracts totaling $5.5 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek, and Parkside Village at Circle C with a remaining balance of $1.1 million at December 31, 2010.

In early 2011, we entered into additional contracts for $0.9 million related to the W Austin Hotel & Residences and $2.6 million related to Parkside Village in Circle C.

At December 31, 2010, we guaranteed $1.4 million of the $8.2 million of outstanding debt at Crestview Station. To the extent the joint venture does not have funds available, Stratus and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance with scheduled principal payments beginning in June 2011.

At December 31, 2010, we also have guarantees related to the W Austin Hotel & Residences project (see Note 2).

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss certain of our expectations regarding future operational and financial performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding future reimbursements for infrastructure costs, future events related to financing and regulatory matters, anticipated development plans and sales of land, units and lots, projected timeframes for development, construction and completion of our projects, projected capital expenditures, liquidity and capital resources, anticipated results of our business strategy, and other plans and objectives of management for future operations and activities.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We believe that our forward-looking statements are based on reasonable assumptions. However, we caution readers that these statements are not guarantees of future performance, and our actual experience and future financial results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that may cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” in Item 1A. of this Form 10-K.

Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. In addition, we may make changes to our business plans that could or will affect our results.  We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheet of Stratus Properties Inc. as of December 31, 2010 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended.  We have also audited the schedule listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. at December 31, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ BKM Sowan Horan, LLP

Addison, Texas
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Stratus Properties Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of Stratus Properties Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/Travis Wolff, LLP
Dallas, Texas
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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2010, our Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Stratus Properties Inc.

We have audited Stratus Properties Inc. (the Company) internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows of Stratus Properties Inc. and our report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ BKM Sowan Horan, LLP

Addison, Texas
March 31, 2011

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$11,730	$15,398
Real estate held for sale	27,312	29,987
Real estate under development	189,057	168,142
Land held for future development	57,822	57,201
Real estate held for investment	143,049	28,535
Investment in unconsolidated affiliate	3,084	3,391
Deferred tax assets, net	170	8,296
Other assets	22,962	17,640
Total assets	$455,186	$328,590

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$20,149	$16,247
Accrued interest and property taxes	7,828	3,401
Deposits	9,296	7,700
Debt (Note 6)	201,523	81,105
Other liabilities	3,590	2,224
Total liabilities	242,386	110,677

Commitments and contingencies (Note 9)

Equity:
Stratus stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	-	-
Common stock, par value $0.01 per share, 150,000 shares authorized,
8,354 and 8,315 shares issued, respectively and
7,475 and 7,442 shares outstanding, respectively	84	83
Capital in excess of par value of common stock	197,773	197,333
Accumulated deficit	(51,335)	(35,999)
Common stock held in treasury, 879 shares and 873 shares,
at cost, respectively	(17,972)	(17,941)
Total Stratus stockholders’ equity	128,550	143,476
Noncontrolling interest in subsidiary	84,250	74,437
Total equity	212,800	217,913
Total liabilities and equity	$455,186	$328,590

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2010	2009
Revenues:
Real estate	$2,725	$5,331
Rental	5,045	4,528
Hotel	792	-
Commissions, management fees and other	561	926
Total revenues	9,123	10,785
Cost of sales:
Real estate, net	3,104	8,277
Rental	2,885	3,078
Hotel	3,733	-
Other	699	-
Depreciation	1,886	1,634
Total cost of sales	12,307	12,989
General and administrative expenses	6,526	7,674
Total costs and expenses	18,833	20,663
Operating loss	(9,710)	(9,878)
Interest income	155	679
Other income, net	228	504
Loss on extinguishment of debt	-	(182)
Loss on interest rate cap agreement	(25)	(38)
Loss before income taxes and equity in unconsolidated affiliate’s loss	(9,352)	(8,915)
Equity in unconsolidated affiliate’s loss	(323)	(354)
(Provision for) benefit from income taxes	(8,038)	3,038
Net loss	(17,713)	(6,231)
Net loss attributable to noncontrolling interest in subsidiary	2,377	327
Net loss attributable to Stratus common stock	$(15,336)	$(5,904)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(2.05)	$(0.79)

Weighted average shares of common stock outstanding:
Basic and diluted	7,466	7,438

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(17,713)	$(6,231)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,886	1,634
Loss on interest rate cap agreement	25	38
Loss on extinguishment of debt	-	182
Cost of real estate sold	2,071	3,652
Deferred income taxes	7,973	(966)
Stock-based compensation	585	735
Equity in unconsolidated affiliate’s loss	323	354
Deposits	(2,319)	(924)
Purchases and development of real estate properties	(56,027)	(44,239)
Municipal utility district reimbursements	939	6,389
Increase in other assets	(1,727)	(209)
Increase (decrease) in accounts payable, accrued liabilities and other	4,743	(2,031)
Net cash used in operating activities	(59,241)	(41,616)

Cash flow from investing activities:
Development of commercial leasing properties	(6,153)	(4,025)
Development of hotel properties	(53,233)	(24,868)
Other development activities	(16,507)	(10,374)
Proceeds from U.S. treasury securities	-	15,391
Investment in unconsolidated affiliate	(15)	(1,462)
Other	-	53
Net cash used in investing activities	(75,908)	(25,285)

Cash flow from financing activities:
Borrowings from credit facility	20,359	20,035
Payments on credit facility	(7,652)	(7,932)
Borrowings from project and term loans	112,147	8,073
Payments on project and term loans	(4,436)	(579)
Noncontrolling interest contributions	12,190	49,478
Net payments for stock-based awards	(22)	(121)
Purchases of Stratus common stock	-	(404)
Financing costs	(1,105)	(3,348)
Net cash provided by financing activities	131,481	65,202
Net decrease in cash and cash equivalents	(3,668)	(1,699)
Cash and cash equivalents at beginning of year	15,398	17,097
Cash and cash equivalents at end of year	$11,730	$15,398

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity

					Accum-
	Common				ulated	Common Stock
	Stock				Other	Held in Treasury		Total
	Number		Capital in	Accum-	Compre-	Number		Stratus	Noncontrolling
	of	At Par	Excess of	ulated	hensive	of	At	Stockholders’	Interest in	Total
	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Subsidiary	Equity

Balance at December 31, 2008	8,282	$83	$196,692	$(30,095)	$(3)	819	$(17,441)	$149,236	$25,286	$174,522
Exercised and issued stock-based awards and other	33	-	(94)	-	-	-	-	(94)	-	(94)
Stock-based compensation	-	-	735	-	-	-	-	735	-	735
Tender of shares for stock-based awards	-	-	-	-	-	5	(96)	(96)	-	(96)
Purchases of Stratus common stock	-	-	-	-	-	49	(404)	(404)	-	(404)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	49,478	49,478
Comprehensive (loss) income:
Net loss	-	-	-	(5,904)	-	-	-	(5,904)	(327)	(6,231)
Other comprehensive income, net of taxes:
Unrealized gain on U.S. treasury securities	-	-	-	-	3	-	-	3	-	3
Other comprehensive income	-	-	-	-	3	-	-	3	-	3
Total comprehensive (loss) income	-	-	-	(5,904)	3	-	-	(5,901)	(327)	(6,228)
Balance at December 31, 2009	8,315	83	197,333	(35,999)	-	873	(17,941)	143,476	74,437	217,913
Exercised and issued stock-based awards and other	39	1	(145)	-	-	-	-	(144)	-	(144)
Stock-based compensation	-	-	585	-	-	-	-	585	-	585
Tender of shares for stock-based awards	-	-	-	-	-	6	(31)	(31)	-	(31)
Noncontrolling interest contributions	-	-	-	-	-	-	-	-	12,190	12,190
Comprehensive (loss) income:
Net loss	-	-	-	(15,336)	-	-	-	(15,336)	(2,377)	(17,713)
Other comprehensive income	-	-	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(15,336)	-	-	-	(15,336)	(2,377)	(17,713)
Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	$-	879	$(17,972)	$128,550	$84,250	$212,800

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware Corporation, is engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and residential real estate properties located primarily in the Austin, Texas area. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries, a consolidated joint venture and through an unconsolidated joint venture (see “Investment in Unconsolidated Affiliate” below and Note 5). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Concentration of Risks.  Stratus maintains cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Stratus monitors the financial stability of these financial institutions regularly.

Stratus primarily conducts its operations in Austin, Texas. Consequently, any significant economic downturn in the Austin market could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) of America requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include the (1) estimates of future cash flow from development and sale of real estate properties and sources of financing for development projects used in the assessment of impairments, (2) valuation allowances for deferred tax assets, (3) allocation of certain indirect costs and (4) useful lives for depreciation. Actual results could differ from those estimates.

Allowance for Doubtful Accounts.  Stratus periodically evaluates its ability to collect its receivables. Stratus provides an allowance for estimated uncollectible amounts if it is determined that such amounts will not be collected. Stratus believes all of its receivables are collectible and no allowances for doubtful accounts are included in the accompanying consolidated balance sheets.

Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Real estate under development and land held for future development are stated at cost. Commercial leasing assets, which are held for investment, are also stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Stratus recorded capitalized interest of $13.3 million in 2010 and $5.5 million in 2009. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are expensed as incurred.

Stratus performs an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws) and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including properties under development, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required.

Stratus recorded no impairment charges for the years ended December 31, 2010 and 2009. Should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $3.0 million at December 31, 2010, and 2009.

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

Stratus recognizes its rental income based on the terms of its signed leases with tenants on a straight-line basis. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the related costs are incurred. Stratus recognizes sales commissions and management and development fees when earned, as properties are sold or when the services are performed. A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2010	2009
Revenues:
Developed property sales	$2,725	$5,331
Rental	5,045	4,528
Hotel	792	-
Commissions, management fees and other	561	926
Total revenues	$9,123	$10,785

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2010	2009
Cost of developed property sales	$2,120	$3,735
Cost of undeveloped property sales	65	111
Rental property costs	2,885	3,078
Hotel operations	3,733	-
Project expenses and allocation of overhead costs (see below)	5,172	4,761
Municipal utility district reimbursements (see below)	(4,090)	(34)
Depreciation	1,886	1,634
Other, net	536	(296)
Total cost of sales	$12,307	$12,989

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.1 million in 2010 and $0.3 million in 2009.

Income Taxes.  Stratus accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. See Note 7 for further discussion.

Earnings Per Share.  Stratus’ basic and diluted net loss per share of common stock were calculated by dividing the net loss attributable to Stratus common stock by the weighted average number of common shares outstanding during the year. Stock options and restricted stock units representing approximately 125,800 shares for 2010 and 156,100 shares for 2009 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

Stock-Based Compensation.  Compensation costs for share-based payments to employees, including stock options, are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes option valuation model. In addition, for other stock-based awards under the plans, compensation costs are recognized based on the fair value on the date of grant for restricted stock units. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. See Note 8 for further discussion.

New Accounting Standards. In May 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. Additionally, this guidance amends the consideration of related party relationships in the determination of the primary beneficiary of a variable interest entity by providing, among other things, an exception with respect to de facto agency relationships in certain circumstances. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Stratus’ adoption of this guidance effective January 1, 2010, did not have a significant impact on its financial reporting and disclosures.

Reclassifications. For comparative purposes, primarily the revision to Stratus’ presentation of its business segments associated with the W Austin Hotel & Residences project, certain prior year amounts have been reclassified to conform with the current year presentation.

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
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

Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture. Canyon-Johnson has an approximate 60 percent interest in the joint venture. Decisions for the joint venture are made by unanimous vote of the partners. In the aggregate, Canyon-Johnson contributed approximately 60 percent of the joint venture’s required capital and Stratus contributed approximately 40 percent. As of December 31, 2010, capital contributions totaled $65.3 million for Stratus and $87.3 million for Canyon-Johnson. The joint has a construction loan and a second lien loan to finance project costs (see below).

On October 21, 2009, the joint venture obtained construction financing from Beal Bank Nevada (Beal Bank) (the Beal Bank loan agreement). Pursuant to the Beal Bank loan agreement, the joint venture may borrow up to an aggregate of $120.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. On December 31, 2010, the Beal Bank loan agreement had an outstanding balance of $81.0 million and further advances are expected to be made monthly until the loan is fully funded. See Note 6 for further discussion of the Beal Bank loan agreement.

On April 6, 2010, Stratus and Canyon-Johnson entered into a $30 million loan agreement with Hunter’s Glen/Ford Investments I LLC (the Ford loan agreement) effective March 31, 2010, secured by a second lien on the W Austin Hotel & Residences project assets to fund construction, development and marketing costs of the W Austin Hotel & Residences project. See Note 6 for further discussion of the Ford loan agreement.

A Stratus subsidiary has been designated as the developer of the W Austin Hotel & Residences project and will be paid a $6.0 million developer’s fee over the term of construction. Stratus received development fees totaling $1.8 million in 2010 and 2009, which have been eliminated in consolidation. Development fees received through December 31, 2010, totaled $4.0 million.

Upon formation of the joint venture, Stratus performed an initial evaluation and concluded that the joint venture was a VIE and that Stratus was the primary beneficiary. Stratus reevaluated the primary beneficiary of the joint venture upon adoption of new consolidation guidance, effective January 1, 2010, (see Note 1) and concluded that Stratus is still the primary beneficiary, as Stratus has the power to direct the activities that most significantly impact the joint venture’s financial performance. Stratus also reevaluated and reaffirmed its previous conclusion as to the VIE status and primary beneficiary of the joint venture as of the dates of the amendments to the operating agreement (March 31, 2010, and June 24, 2010). Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance.

At December 31, 2010, Stratus’ consolidated balance sheet includes $318.3 million in total assets and $143.9 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $318.3 million of total assets associated with the project included $7.0 million of cash and cash equivalents, $163.0 million of real estate under development, $115.6 million of real estate held for investment and $32.7 million of other assets. The $143.9 million of total liabilities associated with the project included $19.6 million of accounts payable and accrued liabilities, $4.3 million of accrued interest and property taxes, $9.0 million of deposits and $111.0 million of debt. Stratus also guarantees certain obligations of the W Austin Hotel & Residences project (see Notes 6 and 9).

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At December 31, 2010, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

3. Real Estate, net
	December 31,
	2010		2009
	(In Thousands)
Real estate held for sale:
Developed lots	$27,312		$29,987

Real estate under development:
W Austin Hotel & Residences	163,005		144,261
Acreage and lots	26,052		23,881
	189,057		168,142

Land held for future development:
Undeveloped acreage	57,822		57,201

Real estate held for investment:
W Austin Hotel & Residences	115,858	a	-
7500 Rialto Boulevard	21,059		21,978
Barton Creek Village	6,415		6,386
5700 Slaughter	5,867		5,612
Furniture, fixtures and equipment	866		1,035
Total	150,065		35,011
Accumulated depreciation	(7,016)		(6,476)
Total real estate held for investment, net	143,049		28,535

Total real estate, net	$417,240		$283,865

a.	Includes $115.9 million of assets reclassified from real estate under development related to the W Austin Hotel in fourth-quarter 2010.

Real estate held for sale. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2010, Stratus owned 141 developed lots, including one lot with a home built on it (the Calera Court Courtyard home).

Real estate under development. At December 31, 2010, the W Austin Hotel & Residences condominium units totaled 159, with closing of initial sales commencing in January 2011. The W Austin Hotel & Residences project also includes approximately 41,000 square feet of office space, approximately 18,000 square feet of retail space, and entertainment space that includes a music venue and production studio, with a maximum capacity of 3,000 people. Acreage under development includes real estate for which infrastructure for the entire property is currently under construction and/or is expected to be completed, and necessary permits have been received, or on which commercial properties are under development. Acreage under development at December 31, 2010, totaled 642 acres.

Land held for future development. Undeveloped acreage includes raw real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property). Stratus’ undeveloped acreage as of December 31, 2010, included approximately 1,529 acres of land in Austin, Texas, for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences project includes a 251-room hotel, which opened in December 2010. The 7500 Rialto Boulevard property includes two 75,000-square-foot office buildings, one of which was 85 percent leased and the other 100 percent leased at December 31, 2010. The Barton Creek Village property includes a 22,000-square-foot retail complex, which was 89 percent leased at December 31, 2010, and a 3,300-square-foot bank building, which is leased through January 2023. The 5700 Slaughter property includes two retail buildings totaling 21,000 square feet, which was 91 percent leased at December 31, 2010.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

4. Fair Value Measurements
Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalentsa	$11,730	$11,730	$15,398	$15,398
Accounts and notes receivablea	841	841	1,734	1,734
Interest rate cap agreementb	-	-	25	25
Accounts payable, accrued
liabilities, accrued interest and
property taxesa	27,977	27,977	19,648	19,648
Debtc	201,523	201,136	81,105	78,571

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.	Recorded at fair-value. Observable inputs, such as London Interbank Offered Rate (LIBOR), are used to determine fair value (see below).
c.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Cap Agreement.  On August 1, 2008, the joint venture between Stratus and Canyon-Johnson paid $0.7 million to enter into an agreement to cap the floating LIBOR rate on its W Austin Hotel & Residences project construction loan at 4.5 percent through July 1, 2011, to manage interest rate risk. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. Stratus recorded non-cash charges totaling $25,000 in 2010 and $38,000 in 2009 related to fluctuations in the fair value of the interest rate cap agreement.

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

On August 20, 2009, Stratus and Trammell Crow entered into a fifth modification of the Crestview Loan Agreement with an effective date of May 31, 2009. Prior to the execution of the fifth loan modification, the joint venture paid down $1.0 million to Comerica to reduce the outstanding loan balance to $8.2 million. The modification agreement extended the loan maturity date to May 31, 2012, and lowered each joint venture partner’s guarantee from $1.9 million to $1.4 million. The principal amount of the loan was $8.2 million on December 31, 2010. To the extent the joint venture does not have funds available, Stratus and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance and scheduled principal payments beginning in 2011. A reserve for interest and property taxes through May 2011 has been established with the lender. Scheduled principal payments begin in June 2011, and the loan matures in May 2012

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. Stratus’ equity in Crestview Station’s losses totaled $0.3 million in 2010 and $0.4 million in 2009. Summarized financial information for Crestview Station follows (in thousands):

	2010	2009
Years Ended December 31:
Gross loss	$-	$(14)
Net loss	(645)	(707)

At December 31:
Total assets	$14,510	$15,161
Total liabilities	8,343	8,379
Total equity	6,167	6,782

6. Debt
	December 31,
	2010	2009
	(In Thousands)
Beal Bank loan,
average interest rate 10.0% in 2010 and 9.5% in 2009	$81,020	$3,373
Unsecured term loans,
average interest rate 8.2% in 2010 and 6.7% in 2009	36,000	40,000
Ford loan,
average interest rate 17.5% in 2010	30,000	-
Comerica credit facility,
average interest rate 5.8% in 2010 and 5.0% in 2009	24,810	12,103
Lantana promissory note,
average interest rate 6.0% in 2010 and 2009	20,682	20,979
Barton Creek Village term loan,
average interest rate 6.25% in 2010 and 2009	4,566	4,650
Slaughter term loan,
average interest rate 6.95% in 2010	4,445	-
Total Debt	$201,523	$81,105

Beal Bank Loan.  On October 21, 2009, the joint venture with Canyon-Johnson obtained construction financing from Beal Bank Nevada (Beal Bank). Pursuant to the Beal Bank loan, the joint venture may borrow up to an aggregate of $120.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. On December 31, 2010, the Beal Bank loan had an outstanding balance of $81.0 million and further advances are expected to be made to fund project costs.

Effective June 30, 2010, the joint venture with Canyon-Johnson and Beal Bank entered into a modification agreement, which increased the annual interest rate applicable to amounts borrowed under the Beal Bank loan agreement to The Wall Street Journal Prime Rate, as it changes from time to time, plus 6.75 percent. The prior applicable annual interest rate was The Wall Street Journal Prime Rate, as it changes from time to time, plus 6.25 percent. The outstanding principal is due at maturity on October 21, 2014.

Borrowed amounts may not be prepaid, in whole or in part, prior to July 2, 2013. Borrowed amounts may be prepaid in whole or in part after July 2, 2013 and on or prior to July 2, 2014, subject to a prepayment fee equal to one percent of the amount of principal being prepaid. Optional prepayments made after July 2, 2014, are not subject to prepayment premiums or fees. In addition, as and when residential condominium units are sold, all net sales proceeds from the sale of the residential units and all net operating income (each as defined under the Beal Bank loan agreement) must be offered to Beal Bank as a principal prepayment under the loan agreement. Beal Bank, in its sole discretion, may at any time elect to accept or reject any offered prepayments.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million, and other restrictions. Stratus’ total stockholders equity balance was $128.6 million at December 31, 2010. The full payment and performance obligations under the loan have been guaranteed by each of Stratus and Canyon-Johnson.

Unsecured Term Loans.  Stratus has $36.0 million of borrowings outstanding under seven unsecured term loans with First American Asset Management (FAAM), including two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

On April 7, 2010, Stratus extended and modified FAAM loans effective as of March 31, 2010. Stratus repaid $2.0 million in March 2010, and $2.0 million in June 2010, and the remaining maturities are $9.0 million in December 2011, $3.5 million in December 2012, $15.0 million in December 2013 and $8.5 million in December 2014. The applicable interest rate for all seven FAAM loans is 8.75 percent. In addition, the debt service coverage ratio covenant contained in the loan agreements was modified such that Stratus will remain compliant with the covenant so long as Stratus maintains total stockholders’ equity of no less than $120.0 million. The modified loan agreements prohibit common stock repurchases while any of the loans are outstanding. From January 1, 2011, until one year prior to the maturity dates, Stratus may prepay the loans totaling $18.5 million maturing in 2012 and 2013, subject to applicable prepayment penalties. The modified loan agreements for two of the loans totaling $8.5 million maturing in 2014 prohibit prepayment before December 31, 2011. From January 1, 2012, to December 31, 2013, Stratus may prepay the loans maturing in 2014, subject to applicable prepayment penalties. Beginning January 1, 2014, Stratus may prepay the loans maturing in 2014 with no prepayment penalties.

Ford Loan Agreement. On April 6, 2010, Stratus and Canyon-Johnson entered into a $30.0 million loan with Hunter’s Glen/Ford Investments I LLC (the Ford loan) effective as of March 31, 2010, secured by a second lien on the W Austin Hotel & Residences project assets. Amounts borrowed under the Ford loan bear interest at an annual rate equal to 17.5 percent. Interest will accrue and can either be paid annually or added to the principal. The outstanding principal and accrued unpaid interest are due at maturity on March 31, 2012. The lender will have the option to extend the loan maturity date on the Ford loan for two additional one-year periods upon payment by the joint venture of a $50,000 extension fee for each of the respective extension options exercised. Optional prepayments made after the first anniversary, April 6, 2011, are not subject to prepayment premiums or fees. In addition, after April 6, 2011, the lender, with permission from Beal Bank, may require prepayment, but solely from the proceeds from the sale of W Austin Hotel & Residences project residential units. Stratus has guaranteed payment of principal and interest under the loan and completion of the project in connection with this loan agreement. The Ford loan agreement contains a covenant requiring that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million.

Additionally, the Ford loan agreement provides for a profits interest in the joint venture. The profits interest provides that Ford will receive 95 percent of the operating cash flow and net proceeds from capital events of the joint venture up to a maximum payment of $750,000 if paid on April 6, 2011, and increased each full or partial month thereafter by $62,500 until the Ford loan and profits interest are paid in full.

The Ford loan was fully funded at December 31, 2010.

Comerica Credit Facility.  Stratus had a $45.0 million credit facility with Comerica, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. On April 7, 2010, Stratus extended and modified its credit facility, effective as of March 31, 2010, such that the existing $45.0 million facility was replaced with a $35.0 million revolving loan and a $10.0 million term loan. Any amounts repaid under the $10.0 million term loan are not available for future advance to Stratus. The applicable interest rate for the revolving loan is LIBOR plus 4 percent, with a minimum rate of 6 percent, and the applicable interest rate for the term loan is LIBOR plus 5 percent, with a minimum rate of 7 percent. The outstanding principal from both loans is due at maturity on May 30, 2012.

Interest payments are due monthly on amounts outstanding under the $35.0 million revolving loan. The $10.0 million term loan will require monthly interest only payments for the first year, and quarterly principal payments of $0.5 million beginning on June 1, 2011, in addition to the monthly interest payments. In addition, any distributions received by Stratus from its investment in the W Austin Hotel & Residences project shall, after repayment of any amounts due under the Beal Bank and Ford loans, be paid to Comerica and applied against the $10.0 million term loan to the extent of any outstanding amounts.  At December 31, 2010, no amounts were outstanding under the term loan. The modified Comerica credit facility also increased Stratus’ minimum net worth covenant from $80.0 million to $120.0 million.

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

Slaughter Term Loan. In January 2010, Stratus borrowed $4.5 million under a $5.4 million term loan secured by 5700 Slaughter, which will mature in January 2015. The applicable interest rate is 6.95 percent, and payments of principal and interest are due monthly beginning March 1, 2010. Stratus used the proceeds from this loan for general corporate purposes.

Maturities. The following table summarizes our debt maturities as of December 31, 2010 (in thousands):

	2011		2012	2013	2014	2015	Thereafter	Total
Beal Bank Loan	$-		$-	$-	$81,020	$-	$-	$81,020
FAAM Loans	9,000	a	3,500	15,000	8,500	-	-	36,000
Ford Loan	-		30,000	-	-	-	-	30,000
Comerica Credit Facility	-		24,810	-	-	-	-	24,810
Lantana Promissory Note	315		334	355	377	400	18,901	20,682
Barton Creek Village Loan	89		93	100	4,284	-	-	4,566
5700 Slaughter Loan	72		77	84	89	4,123	-	4,445
Total	$9,476		$58,814	$15,539	$94,270	$4,523	$18,901	$201,523

a.	Loan matures in December 2011.

7. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2010	2009
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$3,244	$1,988
Alternative minimum tax credits (no expiration)	812	812
Employee benefit accruals	1,166	1,347
Accrued liabilities	185	394
Other assets	1,160	827
Net operating loss credit carryforwards (expire 2010 – 2029)	4,502	3,952
Other liabilities	(388)	(964)
Valuation allowance	(10,510)	(58)
Deferred tax assets, net	$171	$8,298

Stratus’ deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $10.7 million at December 31, 2010, and $8.4 million at December 31, 2009. In evaluating the recoverability of these deferred tax assets, Stratus considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2010, and Stratus recorded charges totaling $10.5 million to provision for income taxes in 2010 to provide additional valuation allowances.

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

Stratus’ income tax (provision) benefit consists of the following (in thousands):

	Years Ended December 31,
	2010	2009
Current	$(65)	$1,960
Deferred	(7,973)	1,078
(Provision for) benefit from income taxes	$(8,038)	$3,038

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realized through a reduction of current taxes payable. Stratus’ deferred tax asset related to the U.S. net operating loss carry forwards at December 31, 2010, did not include an additional $5.0 million of net operating loss in relation to excess tax benefits on stock option exercises and restricted stock units vested during the fiscal years ended December 31, 2008, and 2007, because these benefits have not yet been realized.

The following presents the change in the reserve for gross unrecognized tax benefits (in thousands):

2009
Balance at January 1,	$2,664
Additions for current year tax positions	-
Reductions for prior year tax positions	(2,664)
Balance at December 31,	$-

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is not more likely than not to be sustained upon examination by the taxing authorities. During 2009 an accounting method change was approved by the Internal Revenue Service resulting in a $2.7 million reduction in reserves for gross unrecognized tax benefits. Stratus had no unrecognized tax benefits relating to uncertain tax positions as of December 31, 2010. Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2007, and state income tax examinations for the years prior to 2006.

Reconciliations of the income tax benefit computed at the federal statutory tax rate and the recorded income tax (provision) benefit follow (dollars in thousands):

	Years Ended December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$3,273	35%	$3,120	35%
Adjustments attributable to:
Change in valuation allowance	(10,452)	(112)	-	-
Noncontrolling interest	(832)	(9)	(115)	(1)
Equity in unconsolidated affiliate’s loss	113	1	124	1
State taxes and other, net	(140)	(1)	(91)	(1)
Income tax (provision) benefit	$(8,038)	(86)%	$3,038	34%

Stratus paid federal and state income taxes totaling $0.1 million in 2010 and 2009. Stratus received refunds of federal and state income taxes of $1.2 million in 2010 and less than $0.1 million in 2009.

8. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has four stock-based compensation plans. Three of these plans have awards available for grant. In August 2010, Stratus’ shareholders approved the 2010 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 140,000 shares of Stratus common stock, that are issuable to Stratus employees and non-employee directors. Stratus’ 2002 Stock Incentive Plan also provides for the issuance of a variety of stock-based compensation awards, and Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of stock. Awards with respect to 140,000 shares under the 2010 Stock Incentive Plan, 1,059 shares under the 2002 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2010.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized as appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2010	2009
Stock options awarded to employees (including directors)	$74	$103
Restricted stock units	512	674
Less capitalized amounts	-	(42)
Impact on net loss before income taxes	$586	$735

Options.  Stock options granted under the plans generally expire ten years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). A summary of stock options outstanding as of December 31, 2010, and changes during the year ended December 31, 2010, follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	96,437	$16.98
Granted	7,500	8.90
Exercised	(7,500)	9.27
Expired	(2,937)	9.44
Balance at December 31	93,500	17.19	5.3	$24

Vested and exercisable at December 31	74,750	17.86	4.5	$6

A summary of stock options outstanding and changes during the year ended December 31, 2009, follows:

	2009
		Weighted
	Number	Average
	of	Option
	Options	Price
Balance at January 1	91,437	$17.62
Granted	7,500	6.23
Expired	(2,500)	8.06
Balance at December 31	96,437	16.98

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus uses historical data to estimate option exercise, forfeitures and expected life of the options. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the number of stock options granted, the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2010 and 2009.

	2010	2009
Options granted	7,500	7,500
Grant-date fair value per stock option	$6.34	$4.47
Expected and weighted average volatility	78.7%	77.9%
Expected life of options (in years)	6.7	6.7
Risk-free interest rate	2.0%	3.0%

The total intrinsic value of options exercised was less than $0.1 million during 2010. There were no options exercised during 2009. Vested stock options totaled 7,500 during 2010 and 2009 with weighted-average grant-date fair values of $12.71 per option in 2010 and $14.46 per option in 2009. As of December 31, 2010, there were 18,750 stock options unvested with a weighted-average grant-date fair value of $8.61 per option. As of December 31, 2010, Stratus had $0.1 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.3 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2010 and 2009 (in thousands, except Stratus shares tendered):

	2010	2009
Stratus shares tendered to pay the exercise price
and/or the minimum required taxesa	9,828	11,553
Cash received from stock option exercises	$70	$-
Amounts Stratus paid for employee taxes	$22	$121

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender Stratus shares to Stratus to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units.  Restricted stock units granted under the plans provide for the issuance of common stock to certain officers of Stratus at no cost to the officers. The restricted stock units are converted into shares of Stratus common stock ratably and generally vest in one-quarter increments over the four years following the grant date. The awards fully vest upon retirement and upon a change of control.

A summary of outstanding unvested restricted stock units as of December 31, 2010, and activity during the year ended December 31, 2010 is presented below:

		Aggregate
	Number of	Intrinsic
	Restricted	Value
	Stock Units	($000)
Balance at January 1	77,250
Granted	16,000
Vested	(35,250)
Balance at December 31	58,000	$528

The total grant date fair value of restricted stock units granted during the year ended December 31, 2010, was $0.2 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2010, was $0.3 million. As of December 31, 2010, Stratus had $0.4 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.4 years.

Share Purchase Program.  In 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of Stratus’ common stock. The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. At December 31, 2010, $0.9 million remains available under the Comerica agreement for purchases of our common stock. Since 2004, Stratus has purchased 538,855 shares of its common stock for $8.5 million (an average of $15.85 per share) under this program. Purchases include 49,000 shares for $0.4 million (an average of $8.25 per share) in 2009, which Stratus purchased in a private transaction. As of December 31, 2010, 161,145 shares remain available under this program. However, Stratus’ modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding (see Note 6 for further discussion).

Employee Benefits.  Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.5 million in 2010 and $0.4 million in 2009.

9. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $15.2 million at December 31, 2010. These commitments include the following contracts:

•
$221.7 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $14.1 million at December 31, 2010;

•
Contracts totaling $5.5 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek, and Parkside Village at Circle C with a remaining balance of $1.1 million at December 31, 2010.

At December 31, 2010, Stratus guarantees $1.4 million of the $8.2 million of outstanding debt at Crestview Station (see Note 5). Stratus also had guarantees related to the W Austin Hotel & Residences project (see Note 2).

Letters of Credit.  As of December 31, 2010, Stratus had outstanding letters of credit totaling $2.9 million under its revolving credit facility with Comerica.

Rental Income.  As of December 31, 2010, Stratus’ minimum rental income, which includes scheduled rent increases, under noncancelable long-term leases which extend through 2025, total $3.4 million in 2011, $3.4 million in 2012, $2.6 million in 2013, $2.2 million in 2014, $1.8 million in 2015 and $4.5 million thereafter.

Operating Lease.  As of December 31, 2010, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases which expire in 2013 and 2015 total $0.1 million in 2011 and 2012, and less than $0.1 million in 2013, 2014 and 2015. Total expense under Stratus’ operating leases amounted to $0.3 million in 2010 and 2009.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. Those approvals permitted development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2010, Stratus has permanently used $9.5 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $4.5 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $1.9 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2010. Available Credit Bank capacity was $3.6 million at December 31, 2010.

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

10. Business Segments
Stratus currently has three operating segments, Real Estate Operations, Commercial Leasing and, beginning in 2010, Hotel Operations. The Real Estate Operations segment is comprised of all Stratus’ residential real estate (developed, under development and undeveloped) in Austin, Texas, which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

The Commercial Leasing segment includes the two office buildings at 7500 Rialto Boulevard, office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village and two retail buildings and a bank building in the Circle C community.

The Hotel Operations segment includes the W Austin Hotel, which began operations in December 2010.

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates general and administrative expenses among the segments based on projected annual revenues for each segment. Stratus also allocates the W Austin Hotel & Residences project’s capital expenditures and assets among the segments based on projected cost of construction for each segment. Accordingly, the following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate	Commercial	Hotel
	Operationsa	Leasing	Operations	Other		Total
Year Ended December 31, 2010:
Revenues	$3,286	$5,045	$792	$-		$9,123
Cost of sales, excluding depreciation	(3,104)	(2,885)	(3,733)	(699	)b	(10,421)
Depreciation	(199)	(1,393)	(294)	-		(1,886)
General and administrative expenses	(3,705)	(2,821)	-	-		(6,526)
Operating loss	$(3,722)	$(2,054)	$(3,235)	$(699)		$(9,710)
Capital expenditures	$56,027	$6,153	$53,233	$16,507	c	$131,920
Total assets at December 31, 2010	$245,650	$49,764	$116,553	$43,219	c	$455,186

Year Ended December 31, 2009:
Revenues	$6,257	$4,528	$-	$-		$10,785
Cost of sales, excluding depreciation	(8,277)	(3,078)	-	-		(11,355)
Depreciation	(232)	(1,402)	-	-		(1,634)
General and administrative expenses	(4,784)	(2,890)	-	-		(7,674)
Operating loss	$(7,036)	$(2,842)	$-	$-		$(9,878)
Capital expenditures	$44,239	$4,025	$24,868	$10,374	c	$83,506
Total assets at December 31, 2009	$200,730	$45,309	$51,536	$31,015	c,d	$328,590

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes personnel and marketing costs for the entertainment venue at the W Austin Hotel & Residences project.
c.	Primarily includes capital expenditures and assets associated with the entertainment venue at the W Austin Hotel & Residences project.
d.	Includes net deferred tax assets totaling $8.4 million (see Note 7).

11. Subsequent Events
On February 28, 2011, Stratus entered into a joint venture with Moffett Holdings, LLC. (Moffett) for the development of Parkside Village, a 92,440-square-foot retail project in Circle C community. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic office, three tilt-wall retail buildings at 14,775 square feet, 10,600 square feet and 8,075 square feet, and two pads available for ground leases or build-to-suit retail or restaurant uses. Stratus’ initial capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett made initial capital contributions to the joint venture totaling $1.0 million and will make additional capital contributions, as necessary, to fund the development of the project up to $2.8 million.

Stratus evaluated events after December 31, 2010, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2011 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10. regarding our executive officers appears in a separately captioned heading after Item 4. in Part I of this report on Form 10-K.

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2011 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2010

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation. All of our outstanding equity compensation plans were previously approved by our stockholders, and only three of these plans had shares available for grant as of December 31, 2010: the 2010 Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors. The following table presents information regarding these equity compensation plans as of December 31, 2010:

Number of Securities
	Number of Securities		Remaining Available for
	To be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	151,500	$17.19	143,559
Equity compensation plans not
approved by security holders	–	–	–

Total	151,500	17.19	143,559

_______________

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 58,000 restricted stock units. These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2010, there were 140,000 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2010 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." In addition, there were 1,059 shares remaining available for future issuance under the 2002 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options or stock appreciation rights, and only 263 of which could be issued pursuant to awards of restricted stock, restricted stock units or "other stock-based awards." Finally, there were 2,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2011 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1).                      Financial Statements.

Consolidated Balance Sheets, page 33.
Consolidated Statements of Operations, page 34.
Consolidated Statements of Cash Flows, page 35.
Consolidated Statements of Equity, page 36.

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

Date:  March 31, 2011

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

Date:  March 31, 2011

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2010
(In Thousands, except Number of Lots and Acres)
SCHEDULE III
			Cost	Gross Amounts at
	Initial Cost		Capitalized	December 31, 2010			Number of Lots
		Bldg. and	Subsequent to		Bldg. and		and Acres		Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total	Lots	Acres	Depreciation	Acquired
Real Estate Held for Salea
Barton Creek, Austin, TX	$897	$-	$24,162	$25,059	$-	$25,059	120	-	$-	1988
Circle C, Austin, TX	464	-	1,789	2,253	-	2,253	21	-	-	1992
Real Estate Under Developmentb,c
Barton Creek, Austin, TX	10,539	-	12,454	22,993	-	22,993	-	617	-	1988
Circle C, Austin, TX	1,426	-	1,633	3,059	-	3,059	-	23	-	1992
W Austin Hotel & Residences, Austin, TXd	10,233	-	152,772	10,233	152,772	163,005	-	2	-	2006
Land Held for Future Developmentc,e
Camino Real, San Antonio, TX	16	-	(16)	-	-	-	-	2	-	1990
Barton Creek, Austin, TX	7,321	-	20,485	27,806	-	27,806	-	809	-	1988
Circle C, Austin, TX	6,277	-	8,489	14,766	-	14,766	-	495	-	1992
Lantana, Austin, TX	463	-	14,787	15,250	-	15,250	-	223	-	1994
Real Estate Held for Investmentb,c
W Austin Hotel & Residences, Austin, TXf	4,875	111,040	-	4,875	111,040	115,915	-	-	324	2006
Barton Creek Village, Austin, TXg	55	6,360	-	55	6,360	6,415	-	-	777	2007
7500 Rialto Boulevard, Austin, TXh	208	20,852	-	208	20,852	21,060	-	-	5,020	2002
5700 Slaughter, Austin, TXi	969	4,897	-	969	4,897	5,866	-	-	464	2008
Corporate offices, Austin ,TX	-	809	-	-	809	809	-	-	431	N/A
	$43,743	$143,958	$236,555	$127,526	$296,730	$424,256	141	2,171	$7,016

a.	Includes individual tracts of land that have been developed and permitted for residential use or developed lots with homes already built on them.
b.	Includes real estate that is currently being developed or has received the necessary permits to be developed.
c.	See Note 6 included in Item 8. of this Form 10-K for description of assets securing debt.
d.	Includes the condominium residences, office, retail and entertainment portions of the W Austin Hotel & Residences project.
e.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.
f.	Consists of a 251-room hotel at the W Austin Hotel & Residences project.
g.	Consists of a 22,000-square-foot retail complex representing phase one of Barton Creek Village and a 3,300-square-foot bank building.
h.	Consists of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development.
i.	Consists of two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building at the 5700 Slaughter retail complex in Circle C.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance, beginning of year	$290,342	$205,517
Improvements and other	135,985	88,477
Cost of real estate sold	(2,071)	(3,652)
Balance, end of year	$424,256	$290,342

The aggregate net book value for federal income tax purposes as of December 31, 2010 was $426.5 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance, beginning of year	$6,476	$5,118
Retirement of assets	(1,346)	(276)
Depreciation expense	1,886	1,634
Balance, end of year	$7,016	$6,476

Depreciation of buildings and improvements is calculated over estimated lives of 30 to 40 years.

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	08/26/2010

3.2	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	08/11/2008

4.1
Rights Agreement dated as of May 16, 2002, between Stratus and Mellon Investor Services LLP, as Rights Agent, which includes the Certificates of Designation of Series C Participating Preferred Stock; the Forms of Rights Certificate Assignment, and Election to Purchase; and the Summary of Rights to Purchase Preferred Shares.
			8-A	000-19989	05/23/2002

4.2	Amendment No. 1 to Rights Agreement between Stratus Properties Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of November 7, 2003.		8-K	000-19989	11/14/2003

10.1	Loan Agreement by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.2	Promissory Note by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.3	Profits Interest Agreement by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.4
Fourth Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., Oly Stratus Barton Creek I Joint Venture and Comerica Bank effective as of March 31, 2010.
			10-K	000-19989	05/17/2010

10.5
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
			8-K	000-19989	10/05/2005

10.7	Note Modification Agreement by and among CJUF II Stratus Properties Inc., Stratus, Canyon-Johnson Urban Fund II LP and Beal Bank Nevada effective as of June 30, 2010.		10-Q	000-19989	08/16/2010

10.8	Amended and Restated Construction Loan Agreement dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/06/2009

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.9	Amended and Restated Promissory Note dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/06/2009

10.10	Assignment and Assumption of Note, Mortgage and Other Loan Documents dated June 26, 2009, by and between Corus Bank, N.A. and Stratus Partnership Investments, L.P.		10-Q	000-19989	08/10/2009

10.11	Construction Loan Agreement dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.		10-Q	000-19989	08/11/2008

10.12	Promissory Note dated May 2, 2008, by and between CJUF II Stratus Block 21 LLC and Corus Bank, N.A.		10-Q	000-19989	08/11/2008

10.13	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.14	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.15	Loan Agreement dated December 28, 2000, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to an affiliate of First American Asset Management.		10-K	000-19989	03/28/2001

10.16	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.17	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006.		10-K	000-19989	03/16/2007

10.18
Loan Agreement dated June 14, 2001, by and between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P., subsequently assigned to American Select Portfolio Inc. an affiliate of First American Asset Management.
			10-Q	000-19989	11/13/2001

10.19	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. and Comerica Bank-Texas.		10-K	000-19989	03/22/2002

10.20	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., formerly 7500 Rialto Boulevard, L.P., and Comerica Bank-Texas.		10-Q	000-19989	05/15/2003

10.21
Second Modification Agreement dated as of December 29, 2003, to be effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly known as 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.
			10-K	000-19989	3/30/2004

10.22	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas.		10-K	000-19989	03/22/2002

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.23	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.		8-K	000-19989	12/14/2007

10.24	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.25	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.26	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	05/10/2006

10.27	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.28	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-II.		10-K	000-19989	03/16/2007

10.29	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.30	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-III.		10-K	000-19989	03/16/2007

10.31	Letter Agreement between Stratus Properties Inc. and Canyon-Johnson Urban Fund II, L.P., dated as of May 4, 2007.		10-Q	000-19989	08/09/2007

10.32	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.33
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc., an affiliate of First American Asset Management.
			10-Q	000-19989	08/09/2007

10.34	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.35
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc., an affiliate of First American Asset Management.
			10-Q	000-19989	08/09/2007

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.36	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III effective as of March 31, 2010.		10-Q	000-19989	05/17/2010

10.37
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III, an affiliate of First American Asset Management.
			10-Q	000-19989	08/09/2007

10.38*	Stratus 2010 Stock Incentive Plan		8-K	000-19989	08/12/2010

10.39*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 and 2010 Stock Incentive Plans (adopted February 2011).	X

10.40*	Form of Notice of Grant of Restricted Stock Units under the 2002 and 2010 Stock Incentive Plans (adopted February 2011).	X

10.41*	Stratus’ Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	05/05/2009

10.42*	Stratus Properties Inc. Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.43*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	05/10/2007

10.44*	Stratus Properties Inc. 1998 Stock Option Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.45*	Form of Notice of Grant of Nonqualified Stock Options under the 1998 Stock Option Plan.		10-Q	000-19989	8/12/2005

10.46*	Form of Restricted Stock Unit Agreement under the 1998 Stock Option Plan.		10-Q	000-19989	05/10/2007

10.47*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	05/10/2007

10.48*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	08/12/2005

10.49*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	05/10/2007

10.50*	Stratus Director Compensation.	X

10.51*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of March 9, 2010.		8-K	000-19989	03/12/2010

10.52*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of March 9, 2010.		8-K	000-19989	03/12/2010

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	03/30/2004

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
23.2	Consent of TravisWolff, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X
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