Form 10-Q
period 2011-03-31
STRATUS PROPERTIES INC
filed 2011-05-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   oYes   oNo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o        Accelerated filer o         Non-accelerated filer o          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   oYes ☑ No

On April 29, 2011, there were issued and outstanding 7,494,086 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$10,839	$11,730
Real estate held for sale	27,197	27,312
Real estate under development	142,253	189,057
Land held for future development	57,868	57,822
Real estate held for investment	189,964	143,049
Investment in unconsolidated affiliate	3,008	3,084
Deferred tax assets, net	170	170
Other assets	20,543	22,962
Total assets	$451,842	$455,186

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$22,826	$20,149
Accrued interest and property taxes	8,242	7,828
Deposits	5,736	9,296
Debt	193,345	201,523
Other liabilities	3,863	3,590
Total liabilities	234,012	242,386

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	-	-
Common stock	84	84
Capital in excess of par value of common stock	197,862	197,773
Accumulated deficit	(52,216)	(51,335)
Common stock held in treasury	(18,010)	(17,972)
Total Stratus stockholders’ equity	127,720	128,550
Noncontrolling interest in subsidiaries	90,110	84,250
Total equity	217,830	212,800
Total liabilities and equity	$451,842	$455,186

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Real estate	$31,442	$874
Hotel	7,271	-
Rental	1,400	1,297
Entertainment venue	1,357	-
Commissions, management fees and other	133	129
Total revenues	41,603	2,300
Cost of sales:
Real estate	25,431	2,106
Hotel	6,249	-
Rental	729	745
Entertainment venue	1,540	-
Depreciation	1,815	420
Total cost of sales	35,764	3,271
General and administrative expenses	1,967	1,832
Total costs and expenses	37,731	5,103
Operating income (loss)	3,872	(2,803)
Interest expense, net	(834)	-
Other income, net	269	218
Income (loss) before income taxes and equity in unconsolidated affiliate’s loss	3,307	(2,585)
Equity in unconsolidated affiliate’s loss	(76)	(76)
(Provision for) benefit from income taxes	(176)	881
Net income (loss)	3,055	(1,780)
Net (income) loss attributable to noncontrolling interest in subsidiaries	(3,936)	71
Net loss attributable to Stratus common stock	$(881)	$(1,709)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(0.12)	$(0.23)

Weighted average shares of common stock outstanding:
Basic and diluted	7,484	7,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income (loss)	$3,055	$(1,780)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,815	420
Cost of real estate sold	21,043	563
Deferred income taxes	-	(898)
Stock-based compensation	108	146
Equity in unconsolidated affiliate’s loss	76	76
Deposits	(157)	(2,133)
Purchases and development of real estate properties	(12,524)	(10,394)
Decrease (increase) in other assets	(1,397)	902
Increase (decrease) in accounts payable, accrued liabilities and other	3,511	(2,788)
Net cash provided by (used in) operating activities	15,530	(15,886)

Cash flow from investing activities:
Development of commercial leasing properties	(1,411)	(1,131)
Development of hotel	(4,256)	(6,489)
Development of entertainment venue	(4,443)	(2,685)
Net cash used in investing activities	(10,110)	(10,305)

Cash flow from financing activities:
Borrowings from credit facility	10,000	5,012
Payments on credit facility	(134)	(781)
Borrowings from project and term loans	11,256	4,500
Payments on project and term loans	(29,300)	(2,099)
Noncontrolling interest contributions	1,924	10,308
Net payments for stock-based awards	(57)	(76)
Financing costs	-	(163)
Net cash (used in) provided by financing activities	(6,311)	16,701
Net decrease in cash and cash equivalents	(891)	(9,490)
Cash and cash equivalents at beginning of year	11,730	15,398
Cash and cash equivalents at end of period	$10,839	$5,908

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity

					Common Stock		Total
	Common Stock		Capital in	Accum-	Held in Treasury		Stratus	Noncontrolling
	Number	At Par	Excess of	ulated	Number	At	Stockholders’	Interest in	Total
	of Shares	Value	Par Value	Deficit	of Shares	Cost	Equity	Subsidiaries	Equity

Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	879	$(17,972)	$128,550	$84,250	$212,800
Exercised and issued stock-based awards
and other	26	-	(19)	-	-	-	(19)	-	(19)
Stock-based compensation	-	-	108	-	-	-	108	-	108
Tender of shares for stock-based awards	-	-	-	-	7	(38)	(38)	-	(38)
Noncontrolling interest contributions	-	-	-	-	-	-	-	1,924	1,924
Comprehensive income (loss):
Net income (loss)	-	-	-	(881)	-	-	(881)	3,936	3,055
Other comprehensive income	-	-	-	-	-	-	-	-	-
Total comprehensive income (loss)	-	-	-	(881)	-	-	(881)	3,936	3,055
Balance at March 31, 2011	8,380	$84	$197,862	$(52,216)	886	$(18,010)	$127,720	$90,110	$217,830

Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	873	$(17,941)	$143,476	$74,437	$217,913
Exercised and issued stock-based awards
and other	25	-	(202)	-	-	-	(202)	-	(202)
Stock-based compensation	-	-	146	-	-	-	146	-	146
Tender of shares for stock-based awards	-	-	-	-	4	(31)	(31)	-	(31)
Noncontrolling interest contributions	-	-	-	-	-	-	-	10,308	10,308
Comprehensive loss:
Net loss	-	-	-	(1,709)	-	-	(1,709)	(71)	(1,780)
Other comprehensive income	-	-	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(1,709)	-	-	(1,709)	(71)	(1,780)
Balance at March 31, 2010	8,340	$83	$197,277	$(37,708)	877	$(17,972)	$141,680	$84,674	$226,354

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2010 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at March 31, 2011, and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 138,800 shares for the first quarter of 2011 and approximately 133,400 shares for the first quarter of 2010 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture for the development of a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of March 31, 2011, capital contributions totaled $66.2 million for Stratus and $88.3 million for Canyon-Johnson. The joint venture is consolidated in Stratus’ financial statements based on its assessment that the joint venture is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2010 Form 10-K for further discussion.

At March 31, 2011, Stratus’ consolidated balance sheet includes $295.2 million in total assets and $129.6 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $295.2 million of total assets included $5.0 million of cash and cash equivalents, $114.3 million of real estate under development, $162.7 million of real estate held for investment and $13.2 million of other assets. During first-quarter 2011, $35.9 million of assets related to Austin City Limits Live at the Moody Theater (ACL Live) at the W Austin Hotel & Residences project were reclassified from real estate under development to real estate held for investment. The $129.6 million of total liabilities associated with the project included $21.8 million of accounts payable and accrued liabilities, $7.0 million of accrued interest and property taxes, $5.5 million of deposits, $93.1 million of debt and $2.2 million of other liabilities. Stratus also guarantees the construction debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Accordingly, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios. At March 31, 2011, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 44 percent for Stratus and 56 percent for Canyon-Johnson.

4.	JOINT VENTURE WITH MOFFETT HOLDINGS, LLC
On February 28, 2011, Stratus entered into a joint venture with Moffett Holdings, LLC (Moffett) for the development of Parkside Village, a 92,540-square-foot retail project in Circle C community. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic, five other retail buildings including a 15,000-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000–square-foot building.

Stratus’ initial capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett made initial capital contributions to the joint venture totaling $1.0 million and will make additional capital contributions, as necessary, to fund the development of the project up to $2.8 million. Capital contributions are expected to total $6.9 million, with Stratus contributing 45 percent and Moffett contributing 55 percent.

Stratus is the manager of the joint venture; and after the partners are repaid their original capital contributions and a preferred return on those contributions, Stratus will receive 80 percent of any distributions and Moffett will receive 20 percent. As the manager of the joint venture with a majority of the voting and profit interest (80 percent), Stratus consolidates this joint venture in its financial statements.

5.	FAIR VALUE MEASUREMENTS
Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalentsa	$10,839	$10,839	$11,730	$11,730
Accounts and notes receivablea	2,506	2,506	841	841
Accounts payable, accrued
liabilities, accrued interest and
property taxesa	31,068	31,068	27,977	27,977
Debtb	193,345	193,049	201,523	201,136

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.
b.
Generally recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.	INTEREST CAPITALIZATION
Stratus capitalized interest costs totaling $4.3 million in the first quarter of 2011 and $1.6 million in the first quarter of 2010, primarily related to the W Austin Hotel & Residences project.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 of the Stratus 2010 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2010, and March 31, 2011.

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

The difference between Stratus’ consolidated effective income tax rate for first-quarter 2011 (5 percent) and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets. The difference between Stratus’ consolidated effective income tax rate for the first quarter of 2010 (34 percent), and the U.S. federal statutory tax rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

8.	BUSINESS SEGMENTS
Stratus currently has four operating segments, Real Estate Operations, Commercial Leasing, Hotel, and, beginning in first-quarter 2011, Entertainment Venue. The Real Estate Operations segment is comprised of all Stratus’ residential real estate (developed, under development and undeveloped), which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

The Commercial Leasing segment includes the two office buildings at 7500 Rialto Boulevard, office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village and two retail buildings, a bank building and the Parkside Village project in the Circle C community.

The Hotel segment includes the W Austin Hotel, which began operations in December 2010.

The Entertainment Venue segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project, which began operations in February 2011. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends.

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates general and administrative expenses between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment (excluding the results of the W Austin Hotel & Residences project). Stratus also allocates the W Austin Hotel & Residences project’s capital expenditures and assets among the segments based on projected cost of construction for each segment. Accordingly, the following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate	Commercial		Entertainment
	Operationsa	Leasing	Hotel	Venue	Other		Total
Three Months Ended March 31, 2011:
Revenues	$31,575	$1,400	$7,271	$1,357	$-		$41,603
Cost of sales, excluding depreciation	25,431	729	6,249	1,540	-		33,949
Depreciation	44	340	1,255	176	-		1,815
General and administrative expenses	1,103	864	-	-	-		1,967
Operating income (loss)	$4,997	$(533)	$(233)	$(359)	$-		$3,872
Capital expenditures	$12,524	$1,411	$4,256	$4,443	$-		$22,634
Total assets at March 31, 2011	$237,077	$49,721	$122,521	$42,353	$170	b	$451,842

Three Months Ended March 31, 2010:
Revenues	$1,003	$1,297	$-	$-	$-		$2,300
Cost of sales, excluding depreciation	2,106	745	-	-	-		2,851
Depreciation	55	365	-	-	-		420
General and administrative expenses	1,040	792	-	-	-		1,832
Operating loss	$(2,198)	$(605)	$-	$-	$-		$(2,803)
Capital expenditures	$10,394	$1,131	$6,489	$2,685	$-		$20,699
Total assets at March 31, 2010	$209,701	$43,258	$62,008	$25,659	$9,038	b	$349,664

a.	Includes sales commissions, management fees and other revenues together with related expenses.
b.	Primarily includes deferred tax assets, net of valuation allowances.

9.	SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2011, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2010 Annual Report on Form 10-K (2010 Form 10-K) filed with the Securities and Exchange Commission (SEC). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (unaudited), unless otherwise stated.

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

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. pursuant to our existing contract. The office space totals approximately 41,000 square feet and the retail space totals approximately 18,000 square feet. The entertainment space, Austin City Limits Live at the Moody Theater (ACL Live) includes a live music and entertainment venue and production studio, which opened in February 2011 (see “Development and Other Activities – W Austin Hotel & Residences”).

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of March 31, 2011, that comprise our principal development projects are presented in the following table.

		Acreage
		Developed or Under Development					Undeveloped
	Developed	Single	Multi-				Single			Total
	Lots	Family	Family	Commercial		Total	Family	Commercial	Total	Acreage
Austin
Barton Creek	120	-	249	368		617	781	28	809	1,426
Lantana	-	-	-	-		-	-	223	223	223
Circle C	20	-	-	23		23	132	363	495	518
W Austin Hotel
& Residences	-	-	-	2	a	2	-	-	-	2
San Antonio
Camino Real	-	-	-	-		-	-	2	2	2
Total	140	-	249	393		642	913	616	1,529	2,171

a.	Represents a city block in downtown Austin developed for a mixture of hotel, residential, retail, office and entertainment uses.

Our other Austin holdings at March 31, 2011, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, and two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C community.

In the first quarter of 2011, our revenues totaled $41.6 million and our net loss attributable to common stock totaled $0.9 million, compared with revenues of $2.3 million and a net loss attributable to common stock of $1.7 million for the first quarter of 2010. The significant increase in revenues relates primarily to sales of condominium units and the first full quarter of operations of our hotel at the W Austin Hotel & Residences project. Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales (see “Capital Resources and Liquidity” for further discussion of our liquidity). In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2010 Form 10-K for further discussion.

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

Our long-term success will depend on our ability to maximize the value of our real estate by developing and selling our properties in a timely manner at a reasonable cost. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain financing necessary for developing our properties, although our ability to obtain financing in the future, as well as the cost of such financing, may be impacted by current U.S. economic conditions. See “Risk Factors” located in Item 1A of our 2010 Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes a two-acre city block and contains a mixture of hotel, residential, office, retail and entertainment space. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the project. Construction of the approximate $300 million project commenced in second-quarter 2008.

We currently consolidate the joint venture with Canyon-Johnson because the project is considered a variable interest entity (VIE) and we are considered the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE or that we are no longer the primary beneficiary of the entity, the project will be deconsolidated from our financial statements.

For a discussion of the financing structure for the W Austin Hotel & Residences project see Note 2 in our 2010 Form 10-K.

W Austin Hotel. We have executed an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel opened in December 2010 and includes 251 luxury rooms and suites, a full service spa, gym and rooftop pool.

W Austin Residences. Delivery of the first condominium units began in January 2011. Condominium units will continue to be completed on a floor-by-floor basis with delivery of pre-sold units continuing through mid-2011. As of April 29, 2011, sales of 40 of the 159 condominium units had closed for $38.8 million (including 33 condominium units for $31.3 million in first-quarter 2011) and 46 of the remaining 119 condominium units were under contract. Net operating income of the joint venture with Canyon-Johnson, including proceeds from the sales of the condominium units, will be used to repay debt incurred in connection with the project.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011, has hosted 48 events through April 29, 2011, and currently has booked events through January 2012.

Office and Retail. The project has approximately 41,000 square feet of leasable office space, of which 17,500 square feet opened in March 2011, and 18,000 square feet of leasable retail space scheduled to open in July

2011. As of March 31, 2011, occupancy was 18 percent for the office space, and leasing activities are ongoing. As of April 29, 2011, 17,500 square feet of the office space was occupied (including 9,000 for our corporate office) and Stratus had entered into leases for 12,600 square feet of the retail space.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. The joint venture retained the single-family component of Crestview Station and one commercial site. At March 31, 2011, our investment in the Crestview Station project totaled $3.0 million and the joint venture partnership had $8.2 million of outstanding debt, of which we guarantee $1.4 million. A reserve for interest and property taxes through May 2011 has been established with the lender. Scheduled principal payments begin in June 2011, and the loan matures in May 2012. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of March 31, 2011, the number of our residential developed lots and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Potential Development a	Total
Barton Creek:
Calera:
Calera Court Courtyard Homes	1	-	1
Calera Drive	8	-	8
Verano Drive	67	-	67
Amarra Drive:
Phase I Lots	7	-	7
Phase II Lots	35	-	35
Townhomes	-	221	221
Phase III	-	89	89
Mirador Estate	2	-	2
Section N Multi-family	-	1,860	1,860
Other Barton Creek Sections	-	154	154

Circle C:
Meridian	20	57	77
Total Residential Lots	140	2,381	2,521

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of March 31, 2011, one courtyard home at Calera Court, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of March 31, 2011, seven Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of March 31, 2011, two Mirador estate lots remained unsold.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included our contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots for $0.9 million in first-quarter 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. We have sold ten of these lots (including one lot in first-quarter 2011 for $0.1 million) through March 31, 2011, and are pursuing contracts with other homebuilders for the sale of the remaining 20 lots. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of March 31, 2011, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development a	Total
Barton Creek:
Barton Creek Village Phase I	25,085	-	-	25,085
Barton Creek Village Phase II	-	-	18,000	18,000
Entry Corner	-	-	5,000	5,000
Amarra Retail/Office	-	-	90,000	90,000
Section N	-	-	1,500,000	1,500,000

Circle C:
Chase Ground Lease	4,000	-	-	4,000
5700 Slaughter	21,000	-	-	21,000
Parkside Village	-	92,540	-	92,540
Tract 110	-	-	760,000	760,000
Tract 101	-	-	90,000	90,000
Tract 102	-	-	25,000	25,000
Tract 114	-	-	5,000	5,000

Lantana:
7500 Rialto	150,000	-	-	150,000
Tract G06	-	-	400,000	400,000
Tract GR1	-	-	325,000	325,000
Tract G05	-	-	260,000	260,000
Tract CS5	-	-	175,000	175,000
Tract G07	-	-	160,000	160,000
Tract CS1-CS3	-	-	134,200	134,200
Tract L03	-	-	99,800	99,800
Tract L04	-	-	70,000	70,000
Tract LR1	-	-	62,200	62,200

Austin 290 Tract	-	-	20,000	20,000
Total Square Feet	200,085	92,540	4,199,200	4,491,825

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

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of March 31, 2011, occupancy was 89 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of March 31, 2011, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,540-square-foot planned retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic, five other retail buildings including a 15,000-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000 square foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 4).  As of April 29, 2011, Parkside Village is 56 percent pre-leased, and leasing activities are ongoing.

Lantana. Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto. As of March 31, 2011, occupancy was 90 percent for the original office building and 100 percent for the second office building. As of March 31, 2011, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	First Quarter
	2011	2010
Revenues:
Real estate	$31,575	$1,003
Commercial leasing	1,400	1,297
Hotel	7,271	-
Entertainment venue	1,357	-
Total revenues	$41,603	$2,300

Operating income (loss)	$3,872	$(2,803)

(Provision for) benefit from income taxes	$(176)	$881

Net loss attributable to Stratus common stock	$(881)	$(1,709)

We have four operating segments, “Real Estate Operations,” “Commercial Leasing,” “Hotel” and “Entertainment Venue” (see Note 8). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	First Quarter
	2011	2010
Revenues:
Developed property sales	$31,442	$874
Commissions, management fees and other	133	129
Total revenues	31,575	1,003

Cost of sales, including depreciation	(25,475)	(2,161)
General and administrative expenses	(1,103)	(1,040)

Operating income (loss)	$4,997	$(2,198)

Developed Property Sales. Property sales totaled $31.4 million, which included 33 condominium units for $31.3 million from the W Austin Hotel & Residences project and one lot for $0.1 million from the Meridian development in the Circle C community, in first-quarter 2011 and $0.9 million, which included 13 lots in the Meridian development, in first-quarter 2010. The increase in developed property sales revenues primarily resulted from the sale of condominium units at the W Austin Hotel & Residences project, which became available in first-quarter 2011.

We expect to close on the remaining 53 condominium units under contract as of March 31, 2011, at the W Austin Hotel & Residences project in second-quarter 2011.

Commissions, Management Fees and Other. Commissions, management fees and other also included sales of our development fee credits to third parties totaling $0.1 million in first-quarter 2011 and 2010. We receive these development fee credits as part of the Circle C settlement (see Note 9 of our 2010 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $25.4 million for first-quarter 2011 and $2.2 million for first-quarter 2010. Cost of sales for first-quarter 2011 increased compared to first-quarter 2010 primarily because we sold 33 condominium units at an average cost of $723,100 and one lot at a cost of $121,200, compared to 13 lots in first-quarter 2010 at an average cost of $44,000 per lot. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.5 million in first-quarter 2011 and $1.6 million in first-quarter 2010, that do not vary significantly with the level of property sales.

General and Administrative Expenses. Consolidated general and administrative expenses totaled $2.0 million for first-quarter 2011, compared with $1.8 million for first-quarter 2010. General and administrative expenses allocated to real estate operations totaled $1.1 million in first-quarter 2011 and $1.0 million in first-quarter 2010. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	First Quarter
	2011	2010
Rental income	$1,400	$1,297
Rental property costs	(729)	(745)
Depreciation	(340)	(365)
General and administrative expenses	(864)	(792)
Operating loss	$(533)	$(605)

Rental Income. Rental income increased to $1.4 million for first-quarter 2011, compared with $1.3 million for first-quarter 2010, primarily because of a $0.1 million increase in rental income at 7500 Rialto.

Hotel
The following table summarizes our hotel operating results (in thousands):

First-quarter 2011
Hotel revenue	$7,271
Hotel operating costs	(6,249)
Depreciation	(1,255)
Operating loss	$(233)

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, which opened in December 2010, and primarily includes revenue from room reservations and food and beverage sales. Certain key operating statistics specific to the hotel industry are included below to further illustrate our hotel operating performance for first-quarter 2011. These statistics include "Average Daily Rate,” which is calculated by dividing total room revenue by total rooms occupied and "Revenue per Available Room" (REVPAR) which is calculated by dividing total room revenue by total rooms available. The following table summarizes our operating measures related to hotel operations:

First-quarter 2011
Average daily rate	$270
Average occupancy	73%
REVPAR	$198

Hotel Operating Costs.  Hotel operating costs totaled $6.2 million in first-quarter 2011 and primarily reflect salaries and wages, food and beverage expenses and advertising costs.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

First-quarter 2011
Entertainment venue revenue	$1,357
Entertainment venue operating costs	(1,540)
Depreciation	(176)
Operating loss	$(359)

Entertainment Venue Revenue. Entertainment venue revenue reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sales of concessions and merchandise; and sponsorships, personal seat license sales and suite sales. Certain key operating statistics specific to the concert and event hosting industry are included below to further illustrate our venue operating performance for the partial period it operated in first-quarter 2011.

First-quarter 2011
Events:
Events hosted	32
Estimated attendance	48,625
Ancillary net revenue per attendeea	$15.85
Ticketing:
Number of tickets sold	25,718
Gross value of tickets sold (in thousands)	$1,043

a. Primarily includes sales of concessions and merchandise.

Entertainment Venue Operating Costs.  Entertainment venue operating costs totaled $1.5 million in first-quarter 2011 and primarily reflect artist performance fees, salaries and advertising costs.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalization) totaled $5.2 million in first-quarter 2011 and $1.6 million in first-quarter 2010. Higher interest expense primarily reflected interest on the financing for the W Austin Hotel & Residences project. Capitalized interest is primarily related to the W Austin Hotel & Residences project and totaled $4.3 million in first-quarter 2011 and $1.6 million in first-quarter 2010.

Other Income, net. We recorded other income of $0.3 million in first-quarter 2011, which primarily reflects forfeited deposits associated with terminated contracts for condominium units at the W Austin Hotel & Residences project. We also recorded other income of $0.2 million in first-quarter 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt.

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties prior to 2010. Our equity in Crestview Station’s losses totaled $0.1 million for the first quarters of 2011 and 2010, primarily reflecting operating losses recognized by Crestview Station because there were no sales.

(Provision for) Benefit from Income Taxes. We recorded a provision for income taxes of $0.2 million in first-quarter 2011, compared with an income tax benefit of $0.9 million for first-quarter 2010. The difference between our consolidated effective income tax rate for first-quarter 2011 (5 percent) and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets. The difference between our consolidated effective income tax rate for first-quarter 2010 (34 percent) and the U.S. federal statutory rate of 35 percent was primarily attributable to state income tax expense and other permanent items.

Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries. Net income attributable to nonconrolling interest in subsidiaries totaled $3.9 million in first-quarter 2011 and totaled a net loss of $0.1 million in first-quarter 2010 related to the W Austin Hotel & Residences project (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

As a result of continuing weak economic conditions and reduced activity in the real estate market, including the markets in which we operate, there is uncertainty about the near-term outlook for sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve.

At March 31, 2011, we had $5.8 million in cash and cash equivalents available for use in our real estate operations, excluding $5.0 million associated with the W Austin Hotel & Residences project (see Note 3). We also had $34.7 million outstanding and approximately $7.4 million in availability under our credit facility at March 31, 2011. Net operating income from the W Austin Hotel & Residences project, including proceeds from the sales of condominium units, is required to be used to repay debt incurred in connection with the project. We have $9.0 million in debt maturities in December 2011 and significant debt maturities in 2012 (see “Maturities” below). In addition, we have a minimum equity covenant in our existing credit arrangements that we could fail to satisfy if we have a prolonged weak or worsening real estate market (see “Credit Facility and Other Financing Arrangements” below). Accordingly, we will require additional capital to fund upcoming debt maturities, our current operations and planned development activities. As a result, we are actively pursuing various alternatives to raise additional capital, the successful completion of which inherently involves uncertainties, including financial market conditions.

Comparison of Three-Months 2011 and 2010 Cash Flows
Cash provided by operating activities increased to $15.5 million during the first three months of 2011, compared with cash used in operating activities of $15.9 million during the first three months of 2010, primarily because of a $30.6 million increase in developed property sales principally resulting from sales of condominium units at the W Austin Hotel & Residences project, partially offset by a $2.1 million increase in cash used in development of real estate properties. As stated previously, the continued weakness in the U.S. real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first three months of 2011 and 2010 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($10.5 million in first-quarter 2011 and $9.6 million in first-quarter 2010).

Cash used in investing activities totaled $10.1 million during the first three months of 2011 and $10.3 million during the first three months of 2010. Development expenditures for the first three months of 2011 and 2010 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $9.9 million and $10.0 million, respectively.

Cash used in financing activities totaled $6.3 million in the first three months of 2011 and cash provided by financing activities totaled $16.7 million in the first three months of 2010. Noncontrolling interest contributions totaled $1.9 million in the first three months of 2011 and $10.3 million in the first three months of 2010. In the first three months of 2011, net borrowings from our credit facility totaled $9.9 million (including $2.6 million under the Comerica term loan). Borrowings from the Beal Bank loan totaled $11.3 million and debt repayments on the Beal Bank loan and other project and term loans totaled $29.3 million. In the first three months of 2010, net borrowings from our credit facility totaled $4.2 million and borrowings from the 5700 Slaughter term loan totaled $4.5 million, partly offset by financing costs of $0.2 million. Debt repayments on project and term loans totaled $2.1 million in first-quarter 2010. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2011.

Credit Facility and Other Financing Arrangements
At March 31, 2011, we had total debt of $193.3 million, compared with $201.5 million at December 31, 2010. Our debt outstanding at March 31, 2011 consisted of the following:

•	$63.1 million of borrowings outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project.

•
$36.0 million of borrowings outstanding under seven unsecured term loans, which include two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

•
$34.7 million of borrowings outstanding and $2.9 million of letters of credit issued, and $7.4 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan, of which no amounts are available, and a $10.0 million term loan, of which $7.4 million is available. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•
$30.0 million of borrowings outstanding under the Ford loan agreement, which is secured by a second lien on the W Austin Hotel & Residences project assets. Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson.

•	$20.6 million of borrowings outstanding under the Lantana promissory note, which is secured by our buildings at 7500 Rialto Boulevard.

•	$4.5 million of borrowings outstanding under a term loan, which is secured by Barton Creek Village.

•	$4.4 million of borrowings outstanding under a $5.4 million term loan, which is secured by 5700 Slaughter.

The Beal Bank and Ford loan agreements contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and contain cross-default provisions with our Comerica credit facility and our First American Asset Management (FAAM) unsecured term loans. As of March 31, 2011, our total stockholders’ equity was $127.7 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impacts on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see “Risk Factors” located in Item 1A of our 2010 Form 10-K.

Maturities
The following table summarizes our debt maturities as of March 31, 2011 (in thousands):

	2011		2012	2013	2014	2015	Thereafter	Total
Beal Bank Loan	$-		$-	$-	$63,095	$-	$-	$63,095
FAAM Loans	9,000	a	3,500	15,000	8,500	-	-	36,000
Ford Loan	-		30,000	-	-	-	-	30,000
Comerica Credit Facility	-		34,676	-	-	-	-	34,676
Lantana Promissory Note	238		334	355	377	400	18,901	20,605
Barton Creek Village Loan	66		93	100	4,284	-	-	4,543
5700 Slaughter Loan	53		77	84	89	4,123	-	4,426
Total	$9,357		$68,680	$15,539	$76,345	$4,523	$18,901	$193,345

a.	Loans mature in December 2011.

NEW ACCOUNTING STANDARD

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

In making any forward-looking statements, we believe that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that may cause our actual results to differ materially from those anticipated by the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” located in Item 1A of our 2010 Form 10-K.

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results.  We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our controls and procedures were effective as of the end of March 31, 2011.

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended March 31, 2011.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programsa	the Plans or Programsa
January 1 to 31, 2011	-	-	-	161,145
February 1 to 28, 2011	-	-	-	161,145
March 1 to 31, 2011	-	-	-	161,145
Total	-	-	-

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

Date:                  May 16, 2011

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

E-1