Form 10-Q
period 2011-09-30
STRATUS PROPERTIES INC
filed 2011-11-14
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

On October 31, 2011, there were issued and outstanding 7,446,586 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$7,591	$11,730
Real estate held for sale	64,445	27,312
Real estate under development	75,379	189,057
Land held for future development	61,976	57,822
Real estate held for investment	198,999	143,049
Investment in unconsolidated affiliate	3,343	3,084
Other assets	21,948	23,132
Total assets	$433,681	$455,186

LIABILITIES AND EQUITY
Accounts payable	$11,230	$19,397
Accrued liabilities	11,419	8,580
Deposits	3,378	9,296
Debt	181,728	201,523
Other liabilities	3,049	3,590
Total liabilities	210,804	242,386

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	—	—
Common stock	84	84
Capital in excess of par value of common stock	198,084	197,773
Accumulated deficit	(57,444)	(51,335)
Common stock held in treasury	(18,028)	(17,972)
Total Stratus stockholders’ equity	122,696	128,550
Noncontrolling interest in subsidiaries	100,181	84,250
Total equity	222,877	212,800
Total liabilities and equity	$433,681	$455,186

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Real estate	$15,549	$918	$80,398	$2,554
Hotel	5,961	—	20,292	—
Entertainment venue	2,343	—	6,253	—
Rental	1,327	1,340	4,100	3,769
Total revenues	25,180	2,258	111,043	6,323
Cost of sales:
Real estate	13,509	1,788	66,522	5,538
Hotel	5,944	558	18,382	745
Entertainment venue	2,508	220	6,626	220
Rental	971	704	2,439	2,115
Depreciation	2,198	381	6,122	1,210
Total cost of sales	25,130	3,651	100,091	9,828
General and administrative expenses	1,532	1,495	5,170	4,898
Total costs and expenses	26,662	5,146	105,261	14,726
Operating income (loss)	(1,482)	(2,888)	5,782	(8,403)
Interest expense, net	(2,025)	—	(4,320)	—
Other income, net	71	6	537	233
Income (loss) before income taxes and equity in unconsolidated affiliate’s loss	(3,436)	(2,882)	1,999	(8,170)
Equity in unconsolidated affiliate’s loss	(75)	(89)	(240)	(238)
Provision for income taxes	(174)	(18)	(515)	(8,013)
Net income (loss)	(3,685)	(2,989)	1,244	(16,421)
Net (income) loss attributable to noncontrolling interest in subsidiaries	109	467	(7,353)	656
Net loss attributable to Stratus common stock	$(3,576)	$(2,522)	$(6,109)	$(15,765)

Net loss per share attributable to Stratus common stock:
Basic and diluted	$(0.48)	$(0.34)	$(0.82)	$(2.11)

Weighted average shares of common stock outstanding:
Basic and diluted	7,494	7,470	7,491	7,464

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flow from operating activities:
Net income (loss)	$1,244	$(16,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,122	1,210
Cost of real estate sold	53,208	1,569
Deferred income taxes	—	7,971
Stock-based compensation	331	445
Equity in unconsolidated affiliate’s loss	240	238
Deposits	375	(2,173)
Purchases and development of real estate properties	(37,047)	(46,638)
Increase in other assets	(5,318)	(1,432)
Increase in accounts payable, accrued liabilities and other	9,288	2,049
Net cash provided by (used in) operating activities	28,443	(53,182)

Cash flow from investing activities:
Development of hotel	(5,339)	(32,368)
Development of entertainment venue	(4,665)	(13,982)
Development of commercial leasing properties	(5,605)	(4,896)
Investment in unconsolidated affiliate	(500)	(15)
Net cash used in investing activities	(16,109)	(51,261)

Cash flow from financing activities:
Borrowings from credit facility	16,500	20,359
Payments on credit facility	(2,266)	(1,608)
Borrowings from project and term loans	25,591	76,157
Payments on project and term loans	(64,538)	(4,320)
Noncontrolling interest contributions	8,578	12,190
Net payments for stock-based awards	(75)	(7)
Financing costs	(263)	(1,105)
Net cash (used in) provided by financing activities	(16,473)	101,666
Net decrease in cash and cash equivalents	(4,139)	(2,777)
Cash and cash equivalents at beginning of year	11,730	15,398
Cash and cash equivalents at end of period	$7,591	$12,621

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interest in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	879	$(17,972)	$128,550	$84,250	$212,800
Exercised and issued stock-based awards and other	26	—	(20)	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	331	—	—	—	331	—	331
Tender of shares for stock-based awards	—	—	—	—	7	(56)	(56)	—	(56)
Noncontrolling interest contributions	—	—	—	—	—	—	—	8,578	8,578
Comprehensive income (loss):
Net income (loss)	—	—	—	(6,109)	—	—	(6,109)	7,353	1,244
Other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive income (loss)	—	—	—	(6,109)	—	—	(6,109)	7,353	1,244
Balance at September 30, 2011	8,380	$84	$198,084	$(57,444)	886	$(18,028)	$122,696	$100,181	$222,877

Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	873	$(17,941)	$143,476	$74,437	$217,913
Exercised and issued stock-based awards and other	32	—	(129)	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	445	—	—	—	445	—	445
Tender of shares for stock-based awards	—	—	—	—	4	(31)	(31)	—	(31)
Noncontrolling interest contributions	—	—	—	—	—	—	—	12,190	12,190
Comprehensive loss:
Net loss	—	—	—	(15,765)	—	—	(15,765)	(656)	(16,421)
Other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	(15,765)	—	—	(15,765)	(656)	(16,421)
Balance at September 30, 2010	8,347	$83	$197,649	$(51,764)	877	$(17,972)	$127,996	$85,971	$213,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2010 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at September 30, 2011, and the results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010. Operating results for the three-month and nine-month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the loss by the weighted average number of common shares outstanding during the period.

Stock options and restricted stock units representing approximately 99,300 shares for third-quarter 2011, approximately 128,200 shares for third-quarter 2010, approximately 109,800 shares for the first nine months of 2011 and approximately 130,700 shares for the first nine months of 2010 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of September 30, 2011, capital contributions totaled $70.0 million for Stratus and $92.1 million for Canyon-Johnson. The joint venture is consolidated in Stratus’ financial statements based on its assessment that the joint venture is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2010 Form 10-K for further discussion.

In June 2011, there were a series of incidents in which glass attached to the railings on the balconies of the condominium units at the W Austin Hotel & Residences project broke and fell to the surrounding areas, including adjoining streets and the pool deck at the W Austin Hotel. These incidents resulted in the hotel being closed for 11 days during June and July 2011. Stratus investigated these matters and has taken precautionary measures to prevent further incidents. The engineering and redesign of replacement railings is in process and Stratus currently expects to substantially complete installation of the replacement railing system by second-quarter 2011. Stratus recorded charges to cost of sales for the estimated repair costs totaling $0.7 million in third-quarter 2011 and $1.4 million for the first nine months of 2011.

At September 30, 2011, Stratus’ consolidated balance sheet includes $276.3 million in total assets and $99.1 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $276.3 million of total assets included $4.2 million of cash and cash equivalents, $43.0 million of real estate held for sale, $40.8 million of real estate under development, $171.7 million of real estate held for investment and $16.6 million of other assets. During the first nine months of 2011, $50.2 million of assets related to Austin City Limits Live at the Moody Theater (ACL Live) and office and retail space at the W Austin Hotel & Residences project were reclassified from real estate under development to real estate held for investment. The $99.1 million of total liabilities associated with the project included $10.4 million of accounts payable, $9.0 million of accrued liabilities, $2.5 million of deposits, $75.6 million of debt and $1.6 million of other liabilities. Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date. At September 30, 2011, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 44 percent for Stratus and 56 percent for Canyon-Johnson.

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

Stratus’ initial capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett made initial capital contributions to the joint venture totaling $1.0 million and will make additional capital contributions, as necessary, to fund the development of the project up to $2.8 million. Capital contributions are expected to total $6.9 million, with Stratus contributing 45 percent and Moffett contributing 55 percent. As of September 30, 2011, capital contributions totaled $3.1 million for Stratus and $3.8 million for Moffett.

On May 17, 2011, the joint venture entered into a Construction Loan Agreement and Promissory Note with Comerica Bank to finance the development of Parkside Village. Pursuant to the loan agreement, the joint venture may borrow up to an aggregate of $13.7 million to fund the construction and development costs of Parkside Village. At Stratus' option, amounts borrowed will bear interest at a per annum rate equal to the base rate as defined in the loan agreement plus one percent or the London Interbank Offered Rate (LIBOR) plus three percent. The loan agreement contains customary financial covenants and other restrictions. The outstanding principal balance of the note, together with all accrued and unpaid interest is due and payable on May 31, 2013. The loan may be prepaid in whole or in part at any time prior to maturity without penalty or premium. The loan may be extended for an additional one-year term upon its maturity. The loan is secured by a lien on the assets of the Parkside Village project. The full payment and performance of the loan agreement is guaranteed by Stratus. As of September 30, 2011, the Parkside Village construction loan had an outstanding balance of $0.9 million.

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

5.	FAIR VALUE MEASUREMENTS
Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents[a]	$7,591	$7,591	$11,730	$11,730
Accounts and notes receivable[a]	2,527	2,527	841	841
Accounts payable and accrued liabilities[a]	22,649	22,649	27,977	27,977
Debt[b]	181,728	180,710	201,523	201,136

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.

b.
Debt is recorded at cost. Fair value of substantially all of Stratus’ debt is estimated based on discounted future expected cash flows at estimated current interest rates. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.	DEBT TRANSACTIONS
In September 2011, Stratus obtained a $5.0 million term loan, which will mature in May 2012, with Comerica secured by assets in the Circle C community. The applicable interest rate is the LIBOR plus 5 percent, with a minimum rate of 7 percent, and payments of accrued interest are due monthly beginning November 5, 2011. Obligations outstanding under the loan are secured by a second lien on the same assets as Stratus' credit facility with Comerica, which includes Stratus’ properties within the Barton Creek community and certain of Stratus’ properties within Lantana and the Circle C community. As of September 30, 2011, no amounts were outstanding under this loan. Proceeds from this loan will be used for general corporate purposes.

Debt Covenants. Stratus' Beal Bank loan, Ford loan, and unsecured term loans with FAAM all contain a financial covenant that requires Stratus to maintain a minimum total stockholders' equity balance of $120.0 million. Stratus' Comerica credit facility also contains a covenant requiring that Stratus' maintain a minimum net worth of $120.0 million. As of September 30, 2011, Stratus' total stockholders' equity was $122.7 million, and its net loss attributable to common stock was $3.6 million for third-quarter 2011 and $6.1 million for the first nine months of 2011. Stratus has held initial discussions with its lenders regarding potential waivers of the stockholders' equity covenant. Stratus is also considering selling developed property that would result in gains to net income and stockholders' equity, and Stratus may seek to sell equity securities. To further address liquidity needs, Stratus is pursuing extensions of the maturity dates for the loans that mature in December 2011 and may pursue additional financing to fund capital requirements and ongoing operations. There can be no assurance Stratus will be successful in these efforts, which would have a detrimental effect on its ability to continue to operate.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $4.5 million for third-quarter 2011, $3.8 million in third-quarter 2010, $14.7 million for the first nine months of 2011 and $8.4 million for the first nine months of 2010. Stratus capitalized interest costs totaling $2.5 million for third-quarter 2011, $3.8 million for third-quarter 2010, $10.3 million for the first nine months of 2011 and $8.4 million for the first nine months of 2010, primarily related to the W Austin Hotel & Residences project.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 of the Stratus 2010 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2010, and September 30, 2011.

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Stratus’ future results of operations may be favorably impacted by reversals of valuation allowances if Stratus is able to demonstrate sufficient positive evidence that its deferred tax assets will be realized.

The difference between Stratus’ consolidated effective income tax rate for the first nine months of 2011 and 2010, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. Stratus' federal income tax returns for the years 2009 and 2010 are currently under examination by the Internal Revenue Service.

8.	BUSINESS SEGMENTS
Stratus currently has four operating segments, Real Estate Operations, Hotel, Entertainment Venue and Commercial Leasing. The Real Estate Operations segment is comprised of all Stratus’ residential real estate (developed, under development and undeveloped), which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

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

The Commercial Leasing segment includes the two office buildings at 7500 Rialto Boulevard, office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village, and two retail buildings, a bank building and the Parkside Village project in the Circle C community.

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]		Hotel	Entertainment Venue		Commercial Leasing	Other		Total
Three Months Ended September 30, 2011:
Revenues	$15,549		$5,961	$2,343		$1,327	$—		$25,180
Cost of sales, excluding depreciation	13,509	[b]	5,944	2,508		971	—		22,932
Depreciation	60		1,387	287		464	—		2,198
General and administrative expenses	859		—	—		673	—		1,532
Operating income (loss)	$1,121		$(1,370)	$(452)		$(781)	$—		$(1,482)
Capital expenditures	$10,654		$(26)	$(427)	[c]	$2,701	$—		$12,902
Total assets at September 30, 2011	212,151		122,064	41,363		57,933	170	[d]	433,681

Three Months Ended September 30, 2010:
Revenues	$918	$—	$—	$1,340	$—		$2,258
Cost of sales, excluding depreciation	1,788	558	220	704	—		3,270
Depreciation	49	—	—	332	—		381
General and administrative expenses	849	—	—	646	—		1,495
Operating loss	$(1,768)	$(558)	$(220)	$(342)	$—		$(2,888)
Capital expenditures	$21,555	$6,685	$2,178	$15,659	$—		$46,077
Total assets at September 30, 2010	245,019	90,445	39,071	49,472	172	[d]	424,179

Nine Months Ended September 30, 2011:
Revenues	$80,398		$20,292	$6,253		$4,100	$—	$111,043
Cost of sales, excluding depreciation	66,522	[b]	18,382	6,626		2,439	—	93,969
Depreciation	165		4,024	743		1,190	—	6,122
General and administrative expenses	2,898		—	—		2,272	—	5,170
Operating income (loss)	$10,813		$(2,114)	$(1,116)		$(1,801)	$—	$5,782
Capital expenditures	$37,047		$5,339	$4,665	[c]	$5,605	$—	$52,656

Nine Months Ended September 30, 2010:
Revenues	$2,554	$—	$—	$3,769	$—	$6,323
Cost of sales, excluding depreciation	5,538	745	220	2,115	—	8,618
Depreciation	151	—	—	1,059	—	1,210
General and administrative expenses	2,781	—	—	2,117	—	4,898
Operating loss	$(5,916)	$(745)	$(220)	$(1,522)	$—	$(8,403)
Capital expenditures	$46,638	$32,368	$13,982	$4,896	$—	$97,884

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes $0.7 million for third-quarter 2011 and $1.4 million for the first nine months of 2011 associated with railing repair costs at the W Austin Residences.

c.	Includes a $0.5 million reimbursement for certain capital expenditures associated with ACL Live.

d.	Includes deferred tax assets, net of valuation allowances.

9.	NEW ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning
Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after
December 15, 2011, and early application is not permitted.

In June 2011, the FASB issued an ASU in connection with accounting guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income, other comprehensive income and total comprehensive income (i.e. including net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. Stratus is evaluating the manner and timing of adopting this ASU.

10.	SUBSEQUENT EVENTS
Stratus evaluated events after September 30, 2011, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and residential real estate properties located primarily in the Austin, Texas area. We primarily generate revenues from sales of developed properties and through our hotel operations. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development or undeveloped properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. pursuant to our existing contract. The office space totals approximately 41,000 square feet and the retail space totals approximately 18,000 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) includes a live music and entertainment venue and production studio, which opened in February 2011. See “Development and Other Activities – W Austin Hotel & Residences.”

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of September 30, 2011, that comprise our principal development projects are presented in the following table.

		Acreage
		Developed or Under Development			Undeveloped
	Developed Lots	Multi- Family	Commercial	Total	Single Family	Commercial	Total	Total Acreage
Austin
Barton Creek	118	249	368	617	781	28	809	1,426
Lantana	—	—	—	—	—	223	223	223
Circle C	19	—	23	23	132	335	467	490
W Austin Hotel
& Residences	—	—	2	2	—	—	—	2
San Antonio
Camino Real	—	—	—	—	—	2	2	2
Total	137	249	393	642	913	588	1,501	2,143

Our other Austin holdings at September 30, 2011, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, a 22,000-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, and two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C community.

In third-quarter 2011, our revenues totaled $25.2 million and our net loss attributable to common stock totaled $3.6 million, compared with revenues of $2.3 million and a net loss attributable to common stock of $2.5 million for third-quarter 2010. For the first nine months of 2011, our revenues totaled $111.0 million and our net loss attributable to common stock totaled $6.1 million, compared with revenues of $6.3 million and a net loss attributable to common stock of $15.8 million for the first nine months of 2010. The significant increase in revenues relates primarily to sales of condominium units, operations of our hotel at the W Austin Hotel & Residences project and operations of ACL Live.

Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales (see “Capital Resources and Liquidity” for further discussion of our liquidity). In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, foreclosures and interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2010 Form 10-K for further discussion.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL AND BUSINESS STRATEGY

We are currently facing financial liquidity issues as a result of extended adverse market conditions for real estate in Austin, Texas. As of September 30, 2011, we had total debt of $181.7 million, $9.0 million of which matures in December 2011 and $56.2 million of which matures in 2012. In addition, our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. As of September 30, 2011, our total stockholders' equity was $122.7 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales. As of September 30, 2011, we had $3.4 million in cash and cash equivalents available for use in our real estate operations, excluding $4.2 million of restricted cash primarily associated with the W Austin Hotel & Residences project, and $7.0 million of availability under our credit facility with Comerica.

It is reasonably possible that we will be out of compliance with the minimum stockholders' equity covenant at December 31, 2011, unless current trends improve or we are able to accomplish other mitigating measures. We have held initial discussions with our lenders regarding potential waivers of the stockholders' equity covenant. We are also considering selling developed property that would result in gains to net income and our stockholders' equity, and may seek to sell equity securities. To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in December 2011 and may pursue additional financing to fund our capital requirements and ongoing operations. There can be no assurance we will be successful in these efforts, which would have a detrimental effect on our ability to continue to operate.

We continue to focus on our near-term goal of developing our properties and projects in an uncertain economic climate through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. See “Risk Factors” located in Item 1A of our 2010 Form 10-K.

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

In June 2011, there were a series of incidents in which glass attached to the railings on the balconies of the condominium units at the W Austin Hotel & Residences project broke and fell to the surrounding areas, including adjoining streets and the pool deck at the W Austin Hotel. These incidents resulted in the hotel being closed for 11 days during June and July 2011. We investigated these matters and have taken precautionary measures to prevent further incidents. The engineering and redesign of replacement railings is in process and we currently expect to substantially complete installation of the replacement railing system by second-quarter 2012. We recorded a charge to cost of sales for the estimated repair costs totaling $0.7 million in third-quarter 2011 and $1.4 million for the first nine months of 2011.

W Austin Hotel. We have executed an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel opened in December 2010 and includes 251 luxury rooms and suites, a full service spa, gym and rooftop pool.

W Austin Residences. Delivery of the first condominium units began in January 2011. Condominium units are being completed on a floor-by-floor basis with delivery of pre-sold units as they are completed. As of October 31, 2011, sales of 71 of the 159 condominium units had closed for $80.2 million (including 10 condominium units for $13.2 million in third-quarter 2011) and 16 of the remaining 88 condominium units were under contract. Net operating income of the joint venture with Canyon-Johnson, including proceeds from the sales of the condominium units, has been and will continue to be used to repay debt incurred in connection with the project.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011, has hosted 128 events through October 31, 2011, and currently has booked events through March 2012.

Office and Retail. The project has approximately 41,000 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for our corporate office. The project also has 18,000 square feet of leasable retail space, of which 14,500 square feet opened in August 2011. As of September 30, 2011, occupancy was 43 percent for the office space and 79 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component of Crestview Station and one commercial site. At September 30, 2011, our investment in the Crestview Station project totaled $3.3 million and the joint venture partnership had $7.9 million of outstanding debt, of which we guarantee $1.4 million. During second-quarter 2011, we and Trammell Crow each contributed $0.5 million to the joint venture for interest and property taxes through loan maturity of May 2012, and scheduled principal payments, which began in June 2011. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Residential. As of September 30, 2011, the number of our residential developed lots and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Potential Development[a]	Total
Barton Creek:
Calera:
Calera Drive	8	—	8
Verano Drive	67	—	67
Amarra Drive:
Phase I Lots	6	—	6
Phase II Lots	35	—	35
Townhomes	—	221	221
Phase III Lots	—	89	89
Mirador Estate	2	—	2
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	19	57	77
Total Residential Lots	137	2,381	2,519

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home for $0.5 million during second-quarter 2011, and as of September 30, 2011, eight lots at Calera Drive and 67 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. We sold one Amarra Drive Phase I lot for $0.6 million during second-quarter 2011, and as of September 30, 2011, six Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of September 30, 2011, two Mirador estate lots remained unsold.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots for $0.9 million in first-quarter 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. We have sold 11 of these lots (including one lot in first-quarter 2011 for $0.1 million and one lot in third-quarter 2011 for $0.1 million) through September 30, 2011, and are pursuing contracts with other homebuilders for the sale of the remaining 19 lots. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of September 30, 2011, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Barton Creek Village Phase I	25,085	—	—	25,085
Barton Creek Village Phase II	—	—	18,000	18,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Ground Lease	4,000	—	—	4,000
5700 Slaughter	21,000	—	—	21,000
Parkside Village[b]	—	92,473	—	92,473
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
7500 Rialto	150,000	—	—	150,000
Tract G06	—	—	400,000	400,000
Tract GR1	—	—	325,000	325,000
Tract G05	—	—	260,000	260,000
Tract CS5	—	—	175,000	175,000
Tract G07	—	—	160,000	160,000
Tract CS1-CS3	—	—	134,200	134,200
Tract L03	—	—	99,800	99,800
Tract L04	—	—	70,000	70,000
Tract LR1	—	—	62,200	62,200
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	200,085	92,473	4,124,200	4,416,758

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

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of September 30, 2011, occupancy was 89 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease. As of September 30, 2011, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,473-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including, a 14,933-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 4). As of October 31, 2011, Parkside Village is 67 percent pre-leased, and leasing activities are ongoing.

Lantana. Lantana is a partially developed, mixed-use real estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto. As of September 30, 2011, occupancy was 56 percent for the original office building and 100 percent for the second office building. As of September 30, 2011, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

			Nine Months Ended
	Third-Quarter		September 30,
	2011	2010	2011	2010
Operating income (loss):
Real estate operations	$1,121	$(1,768)	$10,813	$(5,916)
Hotel	(1,370)	(558)	(2,114)	(745)
Entertainment venue	(452)	(220)	(1,116)	(220)
Commercial leasing	(781)	(342)	(1,801)	(1,522)
Operating income (loss)	$(1,482)	$(2,888)	$5,782	$(8,403)
Provision for income taxes	$(174)	$(18)	$(515)	$(8,013)
Net loss attributable to Stratus common stock	$(3,576)	$(2,522)	$(6,109)	$(15,765)

We have four operating segments, “Real Estate Operations,” “Hotel,” “Entertainment Venue” and “Commercial Leasing” (see Note 8). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

			Nine Months Ended
	Third-Quarter		September 30,
	2011	2010	2011	2010
Revenues:
Developed property sales	$13,354	$561	$77,936	$2,030
Undeveloped property sales	1,985	—	1,985	—
Commissions and other	210	357	477	524
Total revenues	15,549	918	80,398	2,554
Cost of sales, including depreciation	13,569	1,837	66,687	5,689
General and administrative expenses	859	849	2,898	2,781
Operating income (loss)	$1,121	$(1,768)	$10,813	$(5,916)

Developed Property Sales. Residential property sales for the third-quarter and nine-month periods of 2011 and 2010 included the following (dollars in thousands):

	Third-Quarter
	2011			2010
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
W Austin Hotel & Residences
Condominium Units	10	$13,207	$1,022	—	$—	$—

Circle C
Meridian	1	$147	122	4	$561	114
Total Residential	11	$13,354		4	$561

	Nine Months Ended September 30,
	2011			2010
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium Units	69	$76,604	$852	—	$—	$—

Barton Creek
Calera:
Calera Court Courtyard Homes	1	490	501	1	595	580
Amarra:
Phase I Lots	1	550	198	—	—	—

Circle C
Meridian	2	292	122	17	1,435	60
Total Residential	73	$77,936		18	$2,030

The increase in developed property sales revenues in the 2011 periods primarily resulted from the sale of condominium units at the W Austin Hotel & Residences project, which became available in first-quarter 2011.

In October 2011, we sold 2 condominium units and as of October 31, 2011, we had 16 condominium units under contract at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During third-quarter 2011, we sold a 28-acre tract of undeveloped land at Circle C for $2.0 million.

Commissions and Other. Commissions and other primarily included sales of our development fee credits to third parties for $0.1 million for the third quarters of 2011 and 2010, and $0.2 million for the first nine months of 2011 and 2010. We receive these development fee credits as part of the Circle C settlement (see Note 9 of our 2010 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $13.6 million for third-quarter 2011 compared with $1.8 million for third-quarter 2010, and $66.7 million for the first nine months of 2011 compared with $5.7 million for the first nine months of 2010. The increase in cost of sales in the 2011 periods primarily resulted from the sale of condominium units at the W Austin Hotel & Residences project, which became available in first-quarter 2011. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.4 million for third-quarter 2011, $1.3 million for third-quarter 2010, $4.5 million for the first nine months of 2011 and $3.9 million for the first nine months of 2010, that do not vary significantly with the level of property sales.

General and Administrative Expenses. Consolidated general and administrative expenses totaled $1.5 million for the third quarters of 2011 and 2010, and totaled $5.2 million for the first nine months of 2011, compared with $4.9 million for the first nine months of 2010. General and administrative expenses allocated to real estate operations totaled $0.9 million for third-quarter 2011, $0.8 million for third-quarter 2010, $2.9 million for the first nine months of 2011 and $2.8 million for the first nine months of 2010. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Hotel
The following table summarizes our hotel operating results (in thousands):

	Third-Quarter	Nine Months Ended
	2011	September 30, 2011
Hotel revenue	$5,961	$20,292
Hotel cost of sales, excluding depreciation	5,944	18,382
Depreciation	1,387	4,024
Operating loss	$(1,370)	$(2,114)

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

	Third-Quarter	Nine Months Ended
	2011	September 30, 2011
Average daily rate	$242	$248
Average occupancy	68%	73%
REVPAR	$165	$181

Hotel revenue was impacted by the falling glass incidents, which resulted in the hotel being closed for nine days during July 2011. Excluding the nine days the hotel was closed, average occupancy was 75 percent for third-quarter 2011.

Hotel Operating Costs.  Hotel operating costs totaled $5.9 million for third-quarter 2011 and $18.4 million for the first nine months of 2011 and primarily reflect salaries and wages, food and beverage expenses and advertising costs.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

	Third-Quarter	Nine Months Ended
	2011	September 30, 2011
Entertainment venue revenue	$2,343	$6,253
Entertainment venue cost of sales, excluding depreciation	2,508	6,626
Depreciation	287	743
Operating loss	$(452)	$(1,116)

Entertainment Venue Revenue. Entertainment venue revenue reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Certain key operating statistics specific to the concert and event hosting industry are included below to further illustrate our venue operating performance.

	Third-Quarter	Nine Months Ended
	2011	September 30, 2011
Events:
Events hosted	39	111
Estimated attendance	45,321	139,837
Ancillary net revenue per attendee[a]	$14.98	$13.81
Ticketing:
Number of tickets sold	28,901	91,562
Gross value of tickets sold (in thousands)	$1,556	$4,565

a.	Primarily includes sales of concessions and merchandise.

Entertainment Venue Operating Costs.  Entertainment venue operating costs totaled $2.5 million in third-quarter 2011 and $6.6 million for the first nine months of 2011 and primarily reflect artist performance fees, salaries, property taxes and utilities.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

			Nine Months Ended
	Third-Quarter		September 30,
	2011	2010	2011	2010
Rental revenue	$1,327	$1,340	$4,100	$3,769
Rental cost of sales, excluding depreciation	971	704	2,439	2,115
Depreciation	464	332	1,190	1,059
General and administrative expenses	673	646	2,272	2,117
Operating loss	$(781)	$(342)	$(1,801)	$(1,522)

Rental Revenue. Rental revenue totaled $1.3 million for the third quarters of 2011 and 2010, and increased to $4.1 million for the first nine months of 2011, compared with $3.8 million for the first nine months of 2010, primarily reflecting rental revenue from the office and retail space at the W Austin Hotel & Residences project, which opened during 2011.

Rental Operating Costs. Rental operating costs increased to $1.0 million in third-quarter 2011 and $2.4 million for the first nine months of 2011, compared with $0.7 million in third-quarter 2010 and $2.1 million for the the first nine months of 2010, primarily reflecting operating costs from the office and retail space at the W Austin Hotel & Residences project, which opened during 2011.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $4.5 million for third-quarter 2011, $3.8 million in third-quarter 2010, $14.7 million for the first nine months of 2011 and $8.4 million for the first nine months of 2010. Higher interest expense in the 2011 periods primarily reflected interest on the financing for the W Austin Hotel & Residences project. Capitalized interest is primarily related to the W Austin Hotel & Residences project and totaled $2.5 million for third-quarter 2011, $3.8 million for third-quarter 2010, $10.3 million for the first nine months of 2011 and $8.4 million for the first nine months of 2010.

Other Income, net. We recorded other income of $0.1 million for third-quarter 2011 and $0.5 million for the first nine months of 2011, which reflects forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project. We also recorded other income of $0.2 million for the first nine months of 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt.

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties prior to 2010. Our equity in Crestview Station’s losses totaled $0.1 million for the third quarters of 2011 and 2010, and totaled $0.2 million for the first nine months of 2011 and 2010, primarily reflecting operating losses recognized by Crestview Station because there were no sales.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for third-quarter 2011, less than $0.1 million for third-quarter 2010, $0.5 million for the first nine months of 2011 and $8.0 million for the first nine months of 2010. Our tax provision for the 2011 periods includes the Texas state margin tax. The difference between our consolidated effective income tax rate for the first nine months of 2011 and 2010, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiaries. Net income attributable to nonconrolling interest in subsidiaries totaled a net loss of $0.1 million for third-quarter 2011, a net loss of $0.5 million in third-quarter 2010, net income of $7.4 million for the first nine months of 2011 and a net loss of $0.7 million for the first nine months of 2010, primarily related to the W Austin Hotel & Residences project (see Note 3).

CAPITAL RESOURCES AND LIQUIDITY

As a result of continuing weak economic conditions and reduced activity in the real estate market, including the markets in which we operate, there is uncertainty about the near-term outlook for sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve. See "Near Term Requirements for Additional Capital and Business Strategy" for further discussion of our liquidity.

Comparison of Nine-Months 2011 and 2010 Cash Flows
Cash provided by operating activities increased to $28.4 million during the first nine months of 2011, compared with cash used in operating activities of $53.2 million during the first nine months of 2010, primarily because of a $75.9 million increase in developed property sales principally resulting from sales of condominium units at the W Austin Hotel & Residences project. As stated previously, the continued weakness in the U.S. and Austin, Texas area real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. Expenditures for purchases and development of real estate properties for the first nine months of 2011 and 2010 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($28.3 million during the first nine months of 2011 and $44.7 million during the first nine months of 2010).

Cash used in investing activities totaled $16.1 million during the first nine months of 2011 and $51.3 million during the first nine months of 2010. Development expenditures for the first nine months of 2011 and 2010 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $14.6 million and $50.8 million, respectively. We also contributed capital to Crestview Station of $0.5 million in the first nine months of 2011.

Cash used in financing activities totaled $16.5 million for the first nine months of 2011 and cash provided by financing activities totaled $101.7 million for the first nine months of 2010. Noncontrolling interest contributions for the W Austin Hotel & Residences project and Parkside Village project totaled $8.6 million for the first nine months of 2011 and $12.2 million for the first nine months of 2010. In the first nine months of 2011, net borrowings from our credit facility totaled $14.2 million (including borrowings of $8.1 million under the Comerica term loan), borrowings from the Beal Bank loan totaled $23.8 million and borrowings from the Parkside Village and 5700 Slaughter loans totaled $0.9 million each, partially offset by financing costs of $0.3 million. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $64.5 million for the first nine months of 2011. In the first nine months of 2010, net borrowings from our credit facility totaled $18.8 million, borrowings from the Beal Bank loan totaled $41.7 million, borrowings from the Ford loan totaled $30.0 million and borrowings from the 5700 Slaughter term loan totaled $4.5 million, partly offset by financing costs of $1.1 million. Debt repayments on project and term loans totaled $4.3 million for the first nine months of 2010. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2011.

Credit Facility and Other Financing Arrangements
At September 30, 2011, we had total debt of $181.7 million, compared with $201.5 million at December 31, 2010. Our debt outstanding at September 30, 2011 consisted of the following:

•
$62.4 million outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and will continue to be used to repay debt incurred in connection with the project.

•
$39.0 million outstanding, $2.9 million of letters of credit issued and $7.0 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan, of which $1.1 million is available, a $9.0 million term loan, of which $0.9 million is available, and a new $5.0 million term loan, all of which is available (see Note 6 for further discussion). The availability under the $9.0 million term loan was permanently reduced by $1.0 million in the first nine months of 2011 when the required quarterly principal payments of $0.5 million were made in the second and third quarters of 2011. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•	$36.0 million outstanding under seven unsecured term loans, which include two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

•	$20.4 million outstanding under the Lantana promissory note, which is secured by our buildings at 7500 Rialto Boulevard.

•
$13.1 million outstanding under the Ford loan agreement, which is secured by a second lien on the W Austin Hotel & Residences project assets. Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson. The profits interest is accounted for as the lender's participation in the cash flows of the W Austin Hotel & Residences project.  Interest related to this participation will be recognized in future periods when cash flows from which the profits interest is payable are generated. The accumulated balance of the profits interest as of September 30, 2011, was $1.1 million.

•	$5.3 million outstanding under a $5.4 million term loan, which is secured by 5700 Slaughter.

•	$4.5 million outstanding under a term loan, which is secured by Barton Creek Village.

•	$0.9 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 4 for further discussion).

The Beal Bank and Ford loan agreements contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and contain cross-default provisions with our Comerica credit facility and our First American Asset Management (FAAM) unsecured term loans. As of September 30, 2011, our total stockholders’ equity was $122.7 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impact on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see “Risk Factors” located in Item 1A of our 2010 Form 10-K.

Maturities
The following table summarizes our debt maturities as of September 30, 2011 (in thousands):

	2011		2012	2013	2014	2015	Thereafter	Total
Beal Bank Loan	$—		$—	$—	$62,432	$—	$—	$62,432
Comerica Credit Facility	—		39,044	—	—	—	—	39,044
FAAM Loans	9,000	[a]	3,500	15,000	8,500	—	—	36,000
Lantana Promissory Note	81		334	355	377	400	18,901	20,448
Ford Loan	—		13,121	—	—	—	—	13,121
5700 Slaughter Loan	20		77	84	89	4,993	—	5,263
Barton Creek Village Loan	23		93	100	4,284	—	—	4,500
Parkside Village Loan	—		—	920	—	—	—	920
Total	$9,124		$56,169	$16,459	$75,682	$5,393	$18,901	$181,728

a.	Loans mature in December 2011.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” located in Item 1A of our 2010 Form 10-K as updated by our subsequent filings with the SEC.

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

Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended September 30, 2011.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2011	—	—	—	161,145
August 1 to 31, 2011	—	—	—	161,145
September 1 to 30, 2011	—	—	—	161,145
Total	—	—	—

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: November 14, 2011

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	8/26/2010

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

99.1	Loan Agreement between Stratus Properties Inc. and Comerica Bank effective as of September 30, 2011.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1