Form 10-K
period 2011-12-31
STRATUS PROPERTIES INC
filed 2012-03-30
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $40.4 million on March 20, 2012, and approximately $59.8 million on June 30, 2011.
Common stock issued and outstanding was 8,093,167 shares on March 20, 2012, and 7,494,086 shares on June 30, 2011.

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

Overview

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and residential real estate properties located primarily in the Austin, Texas area. We generate revenues from sales of developed properties, from our hotel and entertainment venue operations and from rental income from our commercial properties. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains the W Austin hotel, 159 residential condominium units, approximately 41,000 square feet of office space, approximately 18,000 square feet of retail space and entertainment space (see “Development Activities - The W Austin Hotel & Residences”).

Real Estate Operations. Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2011, that comprise our principal real estate properties are presented in the table below. A developed lot is an individual tract of land that has been developed and permitted for residential use. Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property).

			Acreage
			Under Development			Undeveloped
	Developed Lots/Units		Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin
Barton Creek	114		249	368	617	676	78	50	804	1,421
Lantana	—		—	—	—	—	—	223	223	223
Circle C	—		—	23	23	132	—	335	467	490
W Austin Residences	81	[a]	—	—	—	—	—	—	—	—
San Antonio
Camino Real	—		—	—	—	—	—	2	2	2
Total	195		249	391	640	808	78	610	1,496	2,136

a.	Includes 8 condominium units that were near completion at December 31, 2011.

The following table summarizes the estimated development potential of our Austin-area acreage as of December 31, 2011:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	218	2,081	1,590,000	23,000
Lantana	—	—	1,314,800	371,400
Circle C	57	—	685,000	120,000
Austin 290 Tract	—	—	—	20,000
Total	275	2,081	3,589,800	534,400

Hotel. We have executed an agreement with Starwood Hotels & Resorts Worldwide Inc. for the management of hotel operations at our W Austin Hotel & Residences project. The W Austin Hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. For 2011, the W Austin Hotel had an average occupancy rate of 74 percent and the average daily rate was $250 per room.

Entertainment Venue. The entertainment space at the W Austin Hotel & Residences project is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio that opened in February 2011. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. During 2011, ACL Live hosted 151 events with estimated attendance of 187,800.

Commercial Leasing. Our other Austin holdings at December 31, 2011, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, which we sold in February 2012 (see "Discontinued Operations" and Note 12), 41,000 square feet of office space and 18,000 square feet of retail space at the W Austin Hotel & Residences project, a 22,000-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C Ranch (Circle C) community and 13,890 square feet at Parkside Village, a 92,473-square-foot retail project under development in the Circle C community.

For 2011, no commercial leasing properties exceeded ten percent or more of our total assets or represented ten percent or more of our aggregate gross revenue. Our largest commercial leasing property, 7500 Rialto, provided 60 percent of our 2011 commercial leasing revenues and 2 percent of our 2011 total revenues. As noted above, we sold 7500 Rialto in February 2012.

A summary of the average occupancy rates and average rentals per square foot for 7500 Rialto and for our total portfolio of commercial leasing properties for each of the last two years follows:

	2011	2010
Average occupancy:
7500 Rialto	86%	94%
Other properties	69%	84%
Average rentals per square foot:[a]
7500 Rialto	$25.56	$23.84
Other properties	$35.51	$40.14

a.	Based on revenue for contractual rentals plus expense reimbursements for leased space.

Our scheduled expirations of leased square footage as of December 31, 2011, as a percentage of total leased space for properties other than 7500 Rialto follow:

	2012	2013	2014	2015	2016	Thereafter
Total portfolio	1%	10%	8%	5%	9%	67%

For information about our operating segments see “Results of Operations” in Item 7. and Note 11.

Company Strategies and Near-Term Requirements for Additional Capital

Stratus Properties Inc. was formed as a Delaware corporation in March 1992 to hold, operate and develop the domestic real estate and oil & gas properties of our former parent company. We sold all of our oil & gas properties during the 1990's and have since focused solely on our real estate operations. Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to review and pursue opportunities for new projects that offer the possibility of acceptable returns and risks.

As a result of the settlement of certain development-related lawsuits and an increasing level of cooperation with the City of Austin (the City) regarding the development of our properties, we substantially increased our development activities and expenditures (see discussion below), which has resulted in our debt increasing to $158.5 million at December 31, 2011. We have funded our development activities primarily through property sales proceeds, borrowings under our construction loans and long-term debt and our expanded credit facility (see “Credit Facility and Other Financing Arrangements” below and Note 7), which was established as a result of the financing relationship we have built with Comerica Bank (Comerica) over the past several years. The credit facility and other sources of financing have increased our financial flexibility and have allowed us to focus our efforts on developing our properties, acquiring other properties and increasing shareholder value. In addition, we continue to pursue additional development opportunities, and currently believe we can obtain bank financing necessary for developing our properties, although our ability to obtain bank financing in the future may be impacted by U.S. economic conditions. For further discussion of our operations and current real estate market conditions see "Risk Factors" in Item 1A. and “Real Estate Market Conditions” in Item 7.

Extended adverse market conditions for real estate in Austin, Texas, have constrained our ability to carry out our business plan. As of December 31, 2011, we had $2.7 million in cash and cash equivalents available for use in our real estate operations, excluding $5.0 million of cash primarily associated with the W Austin Hotel & Residences project, total debt of $158.5 million ($53.5 million of which matures in 2012), and $7.2 million of availability under our credit facility with Comerica. At December 31, 2011, we had stockholders' equity of $118.2 million, which was less than the amount required under a covenant in our loan agreements requiring a minimum stockholders' equity balance of $120.0 million.

Although we were not in compliance with the minimum stockholders' equity covenant at December 31, 2011, we expect the February 2012 sale of 7500 Rialto, together with the March 2012 sale of shares of our common stock to Moffett Holdings, LLC (Moffett), to result in an increase in our stockholders' equity balance above $120.0 million, effectively curing any default under the Beal Bank loan agreement. To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in 2012 and expect to pursue additional financing to fund our capital requirements and ongoing operations. There can be no assurance we will be successful in these efforts, which would have a detrimental effect on our ability to continue to operate. See "Risk Factors" in Item 1A. and Note 13 for further discussion.

Development Activities

Our accomplishments over the last several years include the following:

•	We purchased a city block in downtown Austin, Texas and developed a multi-use property.

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. The project, known as the W Austin Hotel & Residences project, contains a mixture of hotel, residential, office, retail and entertainment space. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P., (Canyon-Johnson) for the development of the W Austin Hotel & Residences project (see Note 2). Construction of the $300 million project commenced in second-quarter 2008 and is substantially complete.

W Hotel. We have executed an agreement with Starwood Hotels & Resorts Worldwide Inc. for the management of hotel operations. The hotel opened in December 2010 and includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. For the year 2011, the average daily rate at the W Austin Hotel was $250 and revenue per available room was $184.

W Austin Residences. Condominium units are being completed on a floor-by-floor basis and delivery of condominium units began in January 2011 and continues. As of March 20, 2012, sales of 87 of the 159 condominium units had closed for $98.7 million and 8 of the remaining 72 condominium units were under contract.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, the venue is the new home of Austin City Limits. ACL Live opened in February 2011, has hosted 198 events through March 20, 2012, and currently has booked events through December 2012.

Office and Retail. The project has approximately 41,000 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for Stratus' corporate office. The project also includes 18,000 square feet of leasable retail space, of which 14,500 square feet opened in August 2011, including 10,000 square feet for Urban Outfitters. As of March 20, 2012, occupancy was 43 percent for the office space and 79 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing. See Note 2 for additional discussion regarding the W Austin Hotel & Residences project.

•	We have successfully permitted and developed significant projects in our Barton Creek and Lantana project areas.

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court courtyard home in 2011 and, as of December 31, 2011, eight lots at Calera Drive and 65 lots at Verano Drive remained unsold.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots, with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. We sold one Amarra Drive Phase I lot in 2011, and as of December 31, 2011, four Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of December 31, 2011, two Mirador estate lots remained unsold.

Wimberly Lane.  Wimberly Lane included two phases, with phase one consisting of 75 residential lots and phase two consisting of 47 residential lots. We entered into a contract with a national homebuilder to sell 41 lots within the Wimberly Lane Phase II subdivision. The last homebuilder lot was sold in January 2008, and the final Wimberly Lane lot was sold in December 2010.

Barton Creek Village.  The first phase of Barton Creek Village includes a 22,000-square-foot retail complex, which was completed in 2007, and a 3,085-square-foot bank building within this retail complex. As of December 31, 2011, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2011, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Lantana also includes 7500 Rialto, which we sold in February 2012 (see "Discontinued Operations" and Note 12). As of December 31, 2011, occupancy was 56 percent for the first 7500 Rialto office building and 100 percent for the second office building.

•	We have made significant progress in obtaining the permitting necessary to pursue development of additional Austin-area properties.

Circle C Community

Effective August 2002, the City granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. In 2004, we amended our Circle C settlement to modify the permits and approvals necessary to develop 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. The City also provided us $15 million of cash incentives in connection with our future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2011, we have permanently used $10.1 million of our City-based incentives including cumulative sales of $4.7 million to other developers. We also have $1.7 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2011, available Credit Bank capacity was $3.2 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement. Our 800-lot Meridian project within the Circle C community included our contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots for $0.9 million in first-quarter 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. We sold eight lots in 2010 for $1.1 million and the final 21 lots were sold in 2011 for $2.3 million. The final phase of Meridian is expected to consist of 57 one-acre lots.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. In 2008, we completed the construction of two retail buildings totaling 21,000 square feet at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease, which expires in 2025. As of December 31, 2011, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,473-square-foot retail project which consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,933-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 3). Construction activities at Parkside Village continue on schedule, and are expected to be completed in fourth-quarter 2012. At March 20, 2012, we had 64,647 square feet of executed leases at Parkside Village, including 13,890 square feet that opened in December 2011, and leasing activities are ongoing.

•	We believe that we have the potential right to receive approximately $7.6 million of future reimbursements associated with previously incurred Barton Creek utility development costs.

At December 31, 2011, we had approximately $2.4 million of previously incurred costs recorded as a component of real estate on our balance sheet for which we expect future reimbursement. The remaining potential future reimbursements are not recorded on our balance sheet because they relate to costs incurred prior to the 1995 formation of the Barton Creek Municipal Utility District (MUD). Since these costs pre-date the formation of the MUDs, there is less certainty in their potential reimbursement. Costs incurred after the 1995 formation of the MUDs were capitalized into property costs and subsequently expensed through cost of sales as properties sold. A significant portion of the additional costs, which we will incur in the future as our development activities at Barton Creek continue, is expected to be eligible for reimbursement. We received total MUD reimbursements of $5.1 million during 2010 and did not receive any MUD reimbursements in 2011. As discussed in “Results of Operations” within Item 7., we account for MUD reimbursements as reductions to cost of sales, reductions in capital expenditures and interest income.

•	We formed a joint venture in November 2005 to purchase and develop a multi-use property in Austin, Texas.

Crestview Station

In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single family component of Crestview Station and one commercial site. At December 31, 2011, our investment in the Crestview Station project totaled $3.2 million and the joint venture partnership had $7.7 million of outstanding debt, of which we guarantee $1.4 million (see Note 6 for further discussion).

Discontinued Operations

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. See "Discontinued Operations" in Item 7. and Note 12 for further discussion.

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

The hotel industry is highly competitive. Competition is generally based on quality and consistency of room, restaurant and meeting facilities and services, attractiveness of location, price, and other factors. Management believes that we compete favorably in these areas. Our property competes with other hotels and resorts in our geographic market, including facilities owned by local interests and facilities owned by national and international chains.

The entertainment venue operations industry is also highly competitive. We compete with other venues in Austin, Texas and venues in other markets for artists likely to perform in the Austin, Texas region. Consequently, touring artists have several alternatives to our venue in scheduling tours. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets. We differentiate our entertainment venue by providing a quality live music experience and promoting our entertainment space through the broadcast of ACL Live.

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

Credit Facility and Other Financing Arrangements

Acquiring and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Credit Facility and Other Financing Arrangements” in Item 7. and Note 7.

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

Employees

At December 31, 2011, we had a total of 39 full-time employees and 71 part-time employees located at our Austin, Texas headquarters. We do not have any union employees. We believe we have a good relationship with our employees. Since January 1, 1996, certain services necessary for our business and operations, including certain administrative, accounting, financial and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors
Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

We need significant amounts of cash to service our debt.  If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.

As of December 31, 2011, our outstanding debt totaled $158.5 million. Our level of indebtedness could have significant consequences. For example, it could:

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

Although we plan to repay a portion of our debt with proceeds from the sales of condominium units at our W Austin Hotel & Residences project, those sales may not occur as anticipated. In addition, the terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum net worth covenant contained in most of our debt agreements requires us to maintain total stockholders’ equity of no less than $120.0 million. At December 31, 2011, our total stockholders’ equity was $118.2 million and we were not in compliance with this covenant. Subsequent to December 31, 2011, we have completed certain transactions to increase our stockholders' equity and effectively cured the default, as further described in Note 13. In order to maintain compliance with the covenants in our loan agreements and carry out our business plan, we may raise additional capital through equity transactions or obtain waivers or modifications of the covenants from our lenders. We may also need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. If new debt is added to current debt levels, the risks described above could intensify.

The deterioration of the credit and capital markets may adversely impact our ability to obtain financing on acceptable terms, which may hinder or prevent us from meeting our future operational and capital needs and could have a material adverse effect on our financial condition and results of operations.

Beginning in 2008, the credit markets experienced a disruption of a significant magnitude. This disruption reduced the availability and significantly increased the cost of most sources of funding. In some cases, these sources were eliminated. While the credit market has shown signs of improving since the second half of 2009, liquidity remains constrained and it is impossible to predict when the market will return to normal. This uncertainty may lead market participants to continue to act more conservatively. Because of these factors and the continued uncertainties that exist in the economy and for real estate developers in general, we cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plan, enhance our existing projects, complete projects or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.

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

If the current economic and market conditions were to continue for an extended period, our business performance and profitability could further deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our credit agreements, which would force us to seek amendments with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

We are vulnerable to concentration risks because our operations are almost exclusive to the Austin, Texas market.

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

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Certain information, as of March 20, 2012, regarding our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
William H. Armstrong III	47	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	50	Senior Vice President and Chief Financial Officer

Mr. Armstrong has been employed by us since our inception in 1992. Mr. Armstrong has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the The Nasdaq Stock Market (NASDAQ) under the symbol STRS. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported by NASDAQ.

	2011		2010
	High	Low	High	Low
First Quarter	$14.10	$9.07	$11.49	$8.00
Second Quarter	14.95	11.75	12.24	8.40
Third Quarter	14.79	7.31	10.09	8.01
Fourth Quarter	8.26	5.90	9.60	8.16

As of March 20, 2012, there were 516 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The declaration of dividends is at the discretion of our Board of Directors. Our current ability to pay dividends is restricted by terms of our credit agreement.

The following table sets forth information with respect to shares of our common stock that we repurchased during the three-month period ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2011	47,500	$6.46	47,500	113,645
November 1 to 30, 2011	—	—	—	113,645
December 1 to 31, 2011	—	—	—	113,645
Total	47,500	$6.46	47,500

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding; however, approval was obtained from the lender for the repurchase of 47,500 shares in October 2011.

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

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and residential real estate properties located primarily in the Austin, Texas area. We generate revenues primarily from sales of developed properties and through our hotel operations. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide Inc. The office space totals approximately 41,000 square feet and the retail space totals approximately 18,000 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) includes a live music venue and production studio, which opened in February 2011 (see “Development and Other Activities – W Austin Hotel & Residences”).

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of December 31, 2011, that comprise our principal real estate development projects are presented in the following table.

			Acreage
			Under Development			Undeveloped
	Developed Lots/Units		Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin
Barton Creek	114		249	368	617	676	78	50	804	1,421
Lantana	—		—	—	—	—	—	223	223	223
Circle C	—		—	23	23	132	—	335	467	490
W Austin Residences	81	[a]	—	—	—	—	—	—	—	—
San Antonio
Camino Real	—		—	—	—	—	—	2	2	2
Total	195		249	391	640	808	78	610	1,496	2,136

a.	Includes 8 condominium units that were near completion at December 31, 2011.

Our other Austin holdings at December 31, 2011, consisted of two 75,000-square-foot office buildings at 7500 Rialto Boulevard (7500 Rialto) located in our Lantana development, which we sold in February 2012 (see "Discontinued Operations" and Note 12), a 22,000-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C community, and 13,890 square feet at Parkside Village, a 92,473-square-foot retail project under development in the Circle C community.

In 2011, our revenues totaled $137.0 million and our net loss attributable to common stock totaled $10.4 million, compared with revenues of $5.7 million and a net loss attributable to common stock of $15.3 million for 2010. The significant increase in revenues relates primarily to sales of condominium units, operations of our hotel at the W Austin Hotel & Residences project and operations of ACL Live. In addition, we recorded valuation allowances totaling $10.5 million in 2010 against our net deferred tax assets upon concluding that it was more likely than not that those assets will not be realized.

Real Estate Market Conditions
Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically move in periodic cycles, and can be volatile in specific regions. Because of the concentration of our assets primarily in the Austin, Texas area, market conditions in this region significantly affect our business.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin area has been influenced by growth in the technology sector. The Austin-area population increased approximately 41 percent between 1999 and 2011, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 1999 through 2010, rising 18 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1999 and 2010, sales tax receipts in Austin rose by approximately 35 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin's five-county metro area population and median family income for 1989, 1999 and the most current information available for 2010 and 2011, based on U.S. Census Bureau data and City of Austin (the City) data.

City of Austin
Income
Population
$80
$70
$60
$50
$40
$30
$20
$10
$0
Median Family Income (in thousands)
1.8
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
Metro Family Population (in millions)
$33,481
846,227
$54,091
1,249,763
$63,997
1,765,010
1989
1999
2010
2011

Based on the City’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2010 (the latest period for which data is available).

City of Austin
Sales Tax Revenues [a]

$160
$140
$120
$100
$80
$60
$40
$20
$0
(in millions)
$47,172,000
$106,839,000
$144,710,000
1989
1999
2010

[a] Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City. Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially high-end residential and commercial leasing markets; however, beginning in 2005 through mid-2007, market conditions improved. During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S. and caused vacancy rates to increase in most markets, including Austin, Texas. The December 31, 2011 and 2010, vacancy percentages for various types of developed properties in Austin are noted below.

	December 31,
	2011		2010
Building Type	Vacancy Factor
Industrial Buildings	17%	[a]	21%	[a]
Office Buildings (Class A)	17%	[a]	23%	[a]
Multi-Family Buildings	5%	[b]	7%	[c]
Retail Buildings	9%	[b]	7%	[c]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

c.	Texas A&M University Real Estate Center: Texas Market News

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL AND BUSINESS STRATEGY

Extended adverse market conditions for real estate in Austin, Texas, have constrained our ability to carry out our business plan. As of December 31, 2011, we had $2.7 million in cash and cash equivalents available for use in our real estate operations, excluding $5.0 million of cash primarily associated with the W Austin Hotel & Residences project, total debt of $158.5 million ($53.5 million of which matures in 2012), and $7.2 million of availability under our credit facility with Comerica. At December 31, 2011, we had stockholders' equity of $118.2 million, which was less than the amount required under a covenant in our loan agreements requiring a minimum stockholders' equity balance of $120.0 million.

Although we were not in compliance with the minimum stockholders' equity covenant at December 31, 2011, we expect the February 2012 sale of 7500 Rialto, together with the March 2012 sale of shares of our common stock to Moffett Holdings, LLC (Moffett), to result in an increase in our stockholders' equity balance above $120.0 million, effectively curing any default under the Beal Bank loan agreement. To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in 2012 and expect to pursue additional financing to fund our capital requirements and ongoing operations. There can be no assurance we will be successful in these efforts, which would have a detrimental effect on our ability to continue to operate. See Part 1, Item 1A. “Risk Factors” and Note 13 for further discussion.

We continue to focus on our near-term goal of developing our properties and projects in an uncertain economic climate through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. See Part 1, Item 1A. “Risk Factors.”

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our real estate and commercial leasing assets, revenue recognition, deferred tax assets and our allocation of overhead costs.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

• Real Estate, Hotel, Entertainment Venue and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land held for future development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences project and our commercial leasing assets, is also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land held for future development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, infrastructure costs and financing costs regarding real estate assets. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated development costs and costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during 2011 or 2010 (see Note 1).

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

Our deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $13.1 million at December 31, 2011, and $10.7 million at December 31, 2010. In evaluating the recoverability of these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, we concluded that there was not sufficient positive evidence supporting the realizablility of our deferred tax assets beyond an amount totaling $0.2 million (see Note 8), and therefore, we had deferred tax asset valuation allowances of $13.0 million at December 31, 2011, and $10.5 million at December 31, 2010.

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

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes a two-acre city block and contains a mixture of hotel, residential, office, retail and entertainment space. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the project. Construction of the approximate $300 million project commenced in second-quarter 2008, and estimated remaining costs to complete totaled less than $1 million at December 31, 2011.

We currently consolidate the joint venture with Canyon-Johnson based on our assessment that it is a variable interest entity (VIE) and we are the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE or that we are no longer the primary beneficiary of the entity, the project will be deconsolidated from our financial statements. For a discussion of the ownership and financing structure for the W Austin Hotel & Residences project see Note 2.

In June 2011, there were a series of incidents in which glass attached to the railings on the balconies of the condominium units at the W Austin Hotel & Residences project broke and fell to the surrounding areas, including adjoining streets and the pool deck at the W Austin Hotel. These incidents resulted in the hotel being closed for 11 days during June and July 2011. We investigated these matters and have taken precautionary measures to prevent further incidents. The engineering and redesign of replacement railings is complete and we currently expect to substantially complete installation of the replacement railing system in second-quarter 2012. We recorded a charge to cost of sales for the estimated repair costs totaling $0.9 million in 2011.

W Austin Hotel. We have executed an agreement with Starwood Hotels & Resorts Worldwide Inc. for the management of hotel operations. The hotel opened in December 2010 and includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space.

W Austin Residences. Delivery of the first condominium units began in January 2011. Condominium units are being completed on a floor-by-floor basis with delivery of pre-sold units as they are completed. As of March 20, 2012, sales of 87 of the 159 condominium units had closed for $98.7 million (including 78 condominium units for $89.0 million in 2011) and 8 of the remaining 72 condominium units were under contract. Net operating income of the joint venture with Canyon-Johnson, including proceeds from the sales of the condominium units, has been and must continue to be offered to the lender to repay debt incurred in connection with the project.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011, has hosted 198 events through March 20, 2012, and has booked events through December 2012.

Office and Retail. The project has approximately 41,000 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for our corporate office. The project also has 18,000 square feet of leasable retail space, of which 14,500 square feet opened in August 2011. As of March 20, 2012, occupancy was 43 percent for the office space and 79 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing.

Residential.  As of December 31, 2011, the number of our residential developed lots and development potential by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Potential Development[a]	Total
Barton Creek:
Calera:
Calera Drive	8	—	8
Verano Drive	65	—	65
Amarra Drive:
Phase I Lots	4	—	4
Phase II Lots	35	—	35
Townhomes	—	221	221
Phase III	—	64	64
Mirador Estate	2	—	2
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	—	57	57

Total Residential Lots	114	2,356	2,470

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

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold one Calera Court courtyard home in 2010 for $0.6 million and the final Calera Court courtyard home in 2011 for $0.5 million. As of December 31, 2011, eight lots at Calera Drive and 65 lots at Verano Drive remained unsold. We sold one Calera Drive lot for $0.2 million and three Verano Drive lots for $0.8 million in first-quarter 2012.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. We sold one Amarra Drive Phase I lot for $0.6 million in 2011, and as of December 31, 2011, four Amarra Drive Phase I lots remained unsold. In January 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. As of December 31, 2011, two Mirador estate lots remained unsold. In February 2012, we sold one Mirador lot for $0.4 million.

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

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially complete in April 2008. In June 2009, this contract was terminated by the homebuilder. As of the date the contract was terminated, there were 30 remaining unclosed lots. We sold eight lots in 2010 for $1.1 million and the final 21 lots in 2011 for $2.3 million. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial.  As of December 31, 2011, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,000	—	—	22,000
Barton Creek Village Phase II	—	—	18,000	18,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
JP Morgan Chase Bank Ground Lease	4,000	—	—	4,000
5700 Slaughter	21,000	—	—	21,000
Parkside Village	13,890	78,583	—	92,473
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
7500 Rialto[b]	150,000	—	—	150,000
Tract G06	—	—	400,000	400,000
Tract GR1	—	—	325,000	325,000
Tract G05	—	—	260,000	260,000
Tract CS5	—	—	175,000	175,000
Tract G07	—	—	160,000	160,000
Tract CS1-CS3	—	—	134,200	134,200
Tract L03	—	—	99,800	99,800
Tract L04	—	—	70,000	70,000
Tract LR1	—	—	62,200	62,200
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	213,975	78,583	4,124,200	4,416,758

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

b.	In February 2012, we sold 7500 Rialto. See "Discontinued Operations" and Note 12 for further discussion.

Barton Creek.  The first phase of Barton Creek Village includes a 22,000-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of December 31, 2011, the retail complex was 100 percent leased and the bank building is leased through January 2023.

Circle C.  In 2008, we completed the construction of two retail buildings totaling 21,000 square feet at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease, which expires in 2025. As of December 31, 2011, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,473-square-foot retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,933-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 3). Construction activities at Parkside Village continue on schedule, and are expected to be completed in fourth-quarter 2012. At December 31, 2011, we had executed leases for 64,647 square feet at Parkside Village, including 13,890 square feet that opened in December 2011, and leasing activities are ongoing.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. Lantana includes two 75,000-square-foot office buildings at 7500 Rialto Boulevard, which we sold in February 2012 (see "Discontinued Operations" and Note 12). As of December 31, 2011, occupancy was 56 percent for the original office building and 100 percent for the second office building. As of December 31, 2011, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Crestview Station.  In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component of Crestview Station and one commercial site. At December 31, 2011, our investment in the Crestview Station project totaled $3.2 million and the joint venture partnership had $7.7 million of outstanding debt, of which we guarantee $1.4 million. In 2011, we and Trammell Crow each contributed $0.5 million to the joint venture for interest and property taxes through loan maturity of May 2012, and scheduled principal payments, which began in June 2011. We account for our 50 percent interest in the Crestview Station joint venture under the equity method. See Note 6 for further discussion of Crestview Station.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	2011	2010
Operating income (loss):
Real estate operations	$7,573	$(3,722)
Hotel	(1,987)	(3,235)
Entertainment venue	(1,023)	(699)
Commercial leasing	(2,882)	(2,746)
Operating income (loss)	$1,681	$(10,402)
Interest expense, net	$(6,667)	$—
Provision for income taxes	$(651)	$(8,006)
Net (income) loss attributable to noncontrolling interest in subsidiaries	$(5,155)	$2,377
Net loss attributable to Stratus common stock	$(10,388)	$(15,336)

We have four operating segments, "Real Estate Operations," "Hotel," "Entertainment Venue" and “Commercial Leasing” (see Note 11). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	2011	2010
Revenues:
Developed property sales	$92,790	$2,725
Undeveloped property sales	4,235	—
Commissions and other	626	561
Total revenues	97,651	3,286
Cost of sales, including depreciation	86,319	3,303
General and administrative expenses	3,759	3,705
Operating income (loss)	$7,573	$(3,722)

Developed Property Sales.  Residential property sales for 2011 and 2010 included the following (dollars in thousands):

	2011			2010
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium Units	78	$89,009	$952	—	$—	$—

Barton Creek
Calera:
Calera Court Courtyard Homes	1	490	501	1	595	$580
Verano Drive	2	400	98	—	—	—
Amarra:
Phase I Lots	1	550	198	—	—	—
Wimberly Lane Phase II	—	—	—	1	117	50

Circle C
Meridian	21	2,341	108	21	2,013	71
Total Residential	103	$92,790		23	$2,725

The increase in developed property sales revenues in 2011 primarily resulted from the sale of condominium units at the W Austin Hotel & Residences project, which became available in first-quarter 2011.

As of March 20, 2012, we sold 9 condominium units in 2012 and had 8 condominium units under contract at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During 2011, we sold a 12-acre tract of undeveloped land at Barton Creek for $2.2 million and a 28-acre tract of undeveloped land at Circle C for $2.0 million.

Commissions and Other.  Commissions and other revenues primarily included sales of our development fee credits to third parties totaling $0.2 million in 2011 and 2010. We received these development fee credits as part of the Circle C settlement (see Note 10).

Cost of Sales. Cost of sales includes the cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $86.3 million in 2011 and $3.3 million in 2010. The increase in cost of sales in 2011 primarily resulted from the sale of condominium units at the W Austin Hotel & Residences project, which became available in first-quarter 2011. Cost of sales for 2011 also include estimated building repair costs totaling $0.9 million, associated with the falling glass incidents at the W Austin Hotel & Residences project in June 2011, and a fourth-quarter 2011 margin reduction charge totaling $5.8 million, associated with revised estimates of costs to complete the condominium units at the W Austin Hotel & Residences project. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $5.9 million in 2011 and $5.2 million in 2010 and do not vary significantly with the number of property sales. These recurring costs were partly offset by Barton Creek Municipal Utility District (MUD) reimbursements totaling $4.1 million in 2010. We received no MUD reimbursements in 2011.

General and Administrative Expenses.  Consolidated general and administrative expenses totaled $6.7 million in 2011 and $6.5 million in 2010. General and administrative expenses allocated to real estate operations totaled $3.8 million in 2011 and $3.7 million in 2010. For information about the allocation of general and administrative expenses to our operating segments, see Note 11.

Hotel
The following table summarizes our hotel operating results (in thousands):

	2011	2010
Hotel revenue	$28,100	$792
Hotel cost of sales, excluding depreciation	24,546	3,733
Depreciation	5,495	294
General and administrative expenses	46	—
Operating loss	$(1,987)	$(3,235)

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

2011
Average daily rate	$250
Average occupancy	74%
REVPAR	$184

Hotel Operating Costs. Hotel operating costs totaled $24.5 million in 2011 and $3.7 million in 2010 primarily reflecting salaries and wages, food and beverage expenses and advertising costs. Hotel operating costs for the year 2010 also include start-up costs associated with the opening of the hotel totaling $2.6 million, of which $1.7 million was salaries wages and other personnel related costs.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

2011
Entertainment venue revenue	$9,010
Entertainment venue costs of sales, excluding depreciation	8,982
Depreciation	1,036
General and administrative expenses	15
Operating loss	$(1,023)

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

2011
Events:
Events hosted	151
Estimated attendance	187,800
Ancillary net revenue per attendee[a]	$15.59
Ticketing:
Number of tickets sold	128,800
Gross value of tickets sold (in thousands)	$6,435

a.	Primarily includes sales of concessions and merchandise.

Entertainment Venue Operating Costs. Entertainment venue operating costs totaled $9.0 million in 2011 and primarily reflect artist performance fees, salaries, property taxes and utilities.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	2011	2010
Rental revenue	$2,275	$1,578
Rental cost of sales, excluding depreciation	1,506	1,023
Depreciation	818	480
General and administrative expenses	2,833	2,821
Operating loss	$(2,882)	$(2,746)

Rental Revenue.  Rental revenue totaled $2.3 million in 2011, compared with $1.6 million in 2010, with the increase primarily reflecting rental revenue from the office and retail space at the W Austin Hotel & Residences project, which opened during 2011.

Rental Operating Costs.  Rental operating costs increased to $1.5 million in 2011, compared with $1.0 million in 2010, primarily reflecting operating costs from the office and retail space at the W Austin Hotel & Residences project, which opened during 2011.

Depreciation.  Depreciation expense increased to $0.8 million in 2011, compared with $0.5 million in 2010, primarily reflecting depreciation on the office and retail space at the W Austin Hotel & Residences project, which opened during 2011.

Non-Operating Results
Interest Expense, Net.  Interest expense (before capitalized interest) totaled $17.8 million in 2011 and $12.0 million in 2010. Higher interest expense in 2011 primarily reflected interest on the financing for the W Austin Hotel & Residences project. Capitalized interest is primarily related to the W Austin Hotel & Residences project and totaled $11.1 million in 2011 and $12.0 million in 2010. We expect to capitalize significantly less interest cost in 2012, as the W Austin Hotel & Residences project is nearing completion.

Other Income, Net. We recorded other income of $0.6 million in 2011, which primarily reflects forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project. We also recorded other income of $0.4 million in 2010, which primarily reflects a reimbursement of deferred financing costs for extinguished debt.

Equity in Unconsolidated Affiliate’s Loss.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties prior to 2010. Our equity in Crestview Station’s losses totaled $0.3 million in 2011 and 2010, primarily reflecting the operating losses recognized by Crestview Station because there were no sales.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.7 million in 2011 and $8.0 million in 2010. Our tax provision for 2011 includes the Texas state margin tax and our tax provision for 2010 includes valuation allowances totaling $10.5 million recorded against our deferred tax assets. The difference between our consolidated effective income tax rates for 2011 and 2010, and the U.S. federal statutory rate of 35 percent primarily was primarily attributable to additional valuation allowances recorded against deferred tax assets (see Note 8).

Net (Income) Loss Attributable to Noncontrolling Interest in Subsidiary.  Net income attributable to noncontrolling interest in subsidiary totaled net income of $5.2 million in 2011 and a net loss of $2.4 million in 2010, primarily related to the portion of W Austin Hotel & Residences project income allocated to Canyon-Johnson under our joint venture agreement (see Note 2).

DISCONTINUED OPERATIONS

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid us $6.7 million in cash and assumed our outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. We are providing a limited guarantee of debt service and other obligations on the Lantana Promissory Note up to $5.0 million until May 1, 2016, which will be reduced to $2.5 million on May 1, 2016, through January 1, 2018 (the maturity date for the Lantana Promissory Note). We expect our gain on the sale to approximate $10 million, with $5 million recorded in first-quarter 2012 and the balance to be recorded as our obligations under the limited guarantee are relieved. See Note 12 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

As a result of continuing weak economic conditions and reduced activity in the real estate market, including the markets in which we operate, the near-term outlook for sales of our properties is uncertain. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve. See "Near Term Requirements for Additional Capital and Business Strategy" for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Cash provided by operating activities totaled $35.9 million in 2011, compared with cash used in operating activities of $58.1 million in 2010. The improvement in operating cash flows reflects a $90.1 million increase in developed property sales principally resulting from sales of condominium units at the W Austin Hotel & Residences project. As stated previously, the continued weakness in the U.S. and Austin, Texas area real estate market has negatively affected sales of lots, and we expect this trend to continue in the near-term. In addition, we currently expect fewer sales of condominium units in 2012 because 2011 sales included presales from prior years that closed and were delivered as the units were completed in 2011. Expenditures for purchases and development of real estate properties for 2011 and 2010 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($45.3 million in 2011 and $52.6 million in 2010). We currently project cash costs of $5.2 million in 2012 to complete the residential portion of the W Austin Hotel & Residences project.

Cash used in investing activities totaled $18.2 million in 2011 and $75.9 million in 2010. Development expenditures for 2011 and 2010 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $15.4 million in 2011 and $75.4 million in 2010. We also contributed capital to Crestview Station totaling $0.5 million in 2011 and less than $0.1 million in 2010.

Cash used in financing activities totaled $21.4 million in 2011 and cash provided by financing activities totaled $130.3 million in 2010. In 2011, net borrowings from our credit facility totaled $13.5 million (including borrowings of $12.2 million under the Comerica term loans), borrowings from the Beal Bank loan totaled $26.2 million, borrowings from the Parkside Village loan totaled $4.0 million and borrowings from the 5700 Slaughter loan totaled $0.9 million, partly offset by financing costs of $0.3 million. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $75.4 million in 2011. We used $0.3 million in 2011 to repurchase shares of our common stock (see below). Noncontrolling interest contributions for the W Austin Hotel & Residences project and Parkside Village project totaled $10.1 million in 2011 and $12.2 million in 2010. In 2010, net borrowings from our credit facility totaled $12.7 million, borrowings from the Beal Bank loan totaled $76.5 million, borrowings from the Ford loan totaled $30.0 million and borrowings from the 5700 Slaughter term loan totaled $4.5 million, partly offset by financing costs of $1.1 million. Debt repayments on project and term loans totaled $4.4 million in 2010. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2011.

In 2001, our Board of Directors authorized an open market share purchase program for up to 0.7 million shares of our common stock. During 2011, we purchased 47,500 shares in private transactions for $0.3 million, or $6.46 per share. During 2010, there were no purchases made under this program. A total of 113,645 shares remain available under this program. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding; however approval was obtained from the lender for the purchases made in 2011.

Credit Facility and Other Financing Arrangements
At December 31, 2011, we had total debt of $158.5 million, and total cash and cash equivalents of $7.7 million. Our debt outstanding at December 31, 2011, consisted of the following:

•
$67.9 million outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the project.

•
$38.3 million outstanding, $2.9 million of letters of credit issued and $7.2 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan, of which $4.4 million is available, a $8.5 million term loan, with no additional availability, and a $5.0 million term loan, $2.8 million of which is available (see Note 7 for further discussion). The availability under the $8.5 million term loan was permanently reduced by $1.5 million in 2011, when the required quarterly principal payments of $0.5 million were made in the second, third and fourth quarters of 2011. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by our properties at Barton Creek, Lantana and Circle C. A principal payment of $5.0 million was made on the credit facility in March 2012, with proceeds from the sale of common stock (see Note 13).

•
$36.0 million outstanding under seven unsecured term loans, which include an $8.0 million loan, a $7.0 million loan, two $5.0 million loans, a $4.0 million loan and two $3.5 million loans. In December 2011, we entered into loan modification agreements to extend the maturity dates on two and accelerate the maturity dates on two of these unsecured term loans (see Note 7 for further discussion). In connection with these modifications, principal payments totaling $4.0 million were made in first-quarter 2012.

•
$2.5 million outstanding under the Ford loan agreement, which is secured by a second lien on the W Austin Hotel & Residences project assets. Additionally, the Ford loan agreement provides for a profits interest in our joint venture with Canyon-Johnson. The profits interest is accounted for as the lender's participation in the cash flows of the W Austin Hotel & Residences project. In first-quarter 2012, the operating cash flow generated, as defined in the profits interest agreement, entitled Ford to a profits interest of $1.2 million. This loan and the profits interest were fully repaid in first-quarter 2012, and we will record a charge of approximately $1.2 million to interest expense (before capitalized interest) in first-quarter 2012 for the profits interest.

•	$5.2 million outstanding under a $5.4 million term loan, which is secured by 5700 Slaughter.

•	$4.5 million outstanding under a term loan, which is secured by Barton Creek Village.

•	$4.0 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 3 for further discussion).

The Beal Bank and Ford loan agreements contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and our Comerica credit facility and our American Strategic Income Portfolio Inc. (ASIP, formerly First American Asset Management or FAAM) unsecured term loans contain cross-default provisions with our other loans. As of December 31, 2011, our total stockholders’ equity was $118.2 million. We expect the February 2012 sale of 7500 Rialto, together with the March 2012 sale of shares of our common stock to Moffett Holdings, LLC (Moffett), to result in an increase in our stockholders' equity balance above $120.0 million, effectively curing any default under the Beal Bank loan agreement (see Note 13). To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in 2012 and expect to pursue additional financing to fund our capital requirements and ongoing operations. A prolonged weak or worsening real estate market in Austin, Texas, including any impacts on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see Part 1, Item 1A. “Risk Factors.”

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2011 (in thousands):

	2012	2013	2014	2015	Total
Debt[a]	$53,500	$19,223	$80,750	$4,978	$158,451
Scheduled interest payments[b]	11,256	8,776	6,196	—	26,228
Construction contracts	2,370	—	—	—	2,370
Operating lease	90	59	3	1	153
Total	$67,216	$28,058	$86,949	$4,979	$187,202

a.
Debt maturities represent scheduled maturities based on outstanding debt balances at December 31, 2011; however, all proceeds from sales of condominium units and net operating income at the W Austin Hotel & Residences project must be offered to Beal Bank to pay down debt incurred in connection with the project.

b.
Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at January 1, 2012, for variable-rate debt. Also includes payments associated with the profits interest agreement on the Ford loan (see Note 7 for further discussion).

We had commitments under noncancelable construction contracts totaling $2.4 million at December 31, 2011. These commitments include the following contracts:

•
$225.9 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $0.6 million at December 31, 2011.

•
Contracts totaling $10.4 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek, and Parkside Village at Circle C with a remaining balance of $1.7 million at December 31, 2011.

At December 31, 2011, we guaranteed $1.4 million of the $7.7 million of outstanding debt at Crestview Station. To the extent the joint venture does not have funds available, Stratus and Trammell Crow will equally fund monthly interest payments on the outstanding loan balance with scheduled principal payments, which began in June 2011 (see Note 6).

At December 31, 2011, we also have guarantees related to the W Austin Hotel & Residences project (see Note 2).

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 for discussion of off-balance sheet arrangements.

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

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are subject to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results.  We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

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

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, its management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its management’s assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stratus Properties Inc.

We have audited Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stratus Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratus Properties Inc. and subsidiaries as of December 31, 2011, and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011, and our report dated March 30, 2012, expressed an unqualified opinion on these consolidated financial statements.

/s/ BKM Sowan Horan, LLP

Addison, Texas
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2011, and 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2011, and 2010 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKM Sowan Horan, LLP

Addison, Texas
March 30, 2012

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$7,695	$11,307
Real estate held for sale	74,003	27,312
Real estate under development	54,956	189,057
Land held for future development	60,936	57,822
Real estate held for investment	185,221	127,009
Investment in unconsolidated affiliate	3,246	3,084
Other assets	18,619	21,271
Discontinued operations (Note 12)	16,929	18,324
Total assets	$421,605	$455,186

LIABILITIES AND EQUITY
Accounts payable	$8,760	$19,328
Accrued liabilities	10,217	7,713
Deposits	1,848	9,082
Debt (Note 7)	158,451	180,841
Other liabilities	3,064	3,590
Discontinued operations (Note 12)	21,583	21,832
Total liabilities	203,923	242,386

Commitments and contingencies (Notes 7,10 and 12)

Equity:
Stratus stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized,
8,387 and 8,354 shares issued, respectively and
7,452 and 7,475 shares outstanding, respectively	84	84
Capital in excess of par value of common stock	198,175	197,773
Accumulated deficit	(61,723)	(51,335)
Common stock held in treasury, 935 shares and 879 shares,
at cost, respectively	(18,347)	(17,972)
Total Stratus stockholders’ equity	118,189	128,550
Noncontrolling interest in subsidiaries	99,493	84,250
Total equity	217,682	212,800
Total liabilities and equity	$421,605	$455,186
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2011	2010
Revenues:
Real estate	$97,651	$3,286
Hotel	28,100	792
Entertainment venue	9,010	—
Rental	2,275	1,578
Total revenues	137,036	5,656
Cost of sales:
Real estate, net	86,095	3,104
Hotel	24,546	3,733
Entertainment venue	8,982	699
Rental	1,506	1,023
Depreciation	7,573	973
Total cost of sales	128,702	9,532
General and administrative expenses	6,653	6,526
Total costs and expenses	135,355	16,058
Operating income (loss)	1,681	(10,402)
Interest expense, net	(6,667)	—
Other income, net	550	358
Loss from continuing operations before income taxes
and equity in unconsolidated affiliate’s loss	(4,436)	(10,044)
Equity in unconsolidated affiliate’s loss	(337)	(323)
Provision for income taxes	(651)	(8,006)
Loss from continuing operations	(5,424)	(18,373)
Income from discontinued operations	191	660
Net loss	(5,233)	(17,713)
Net (income) loss attributable to noncontrolling interest in subsidiaries	(5,155)	2,377
Net loss attributable to Stratus common stock	$(10,388)	$(15,336)

Basic and diluted net (loss) income per share of common stock:
Continuing operations	$(1.41)	$(2.14)
Discontinued operations	0.02	0.09
Basic and diluted net loss per share attributable to Stratus common stock	$(1.39)	$(2.05)

Weighted average shares of common stock outstanding:
Basic and diluted	7,482	7,466
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(5,233)	$(17,713)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	8,426	1,886
Cost of real estate sold	70,623	2,071
Deferred income taxes	18	7,973
Stock-based compensation	422	585
Equity in unconsolidated affiliate’s loss	337	323
Deposits	(7,274)	(2,319)
Purchases and development of real estate properties	(58,590)	(56,027)
Municipal utility district reimbursements	—	939
Decrease (increase) in other assets	3,071	(1,702)
Increase in accounts payable, accrued liabilities and other	24,102	5,888
Net cash provided by (used in) operating activities	35,902	(58,096)

Cash flow from investing activities:
Development of hotel	(6,370)	(53,233)
Development of entertainment venue	(4,985)	(16,507)
Development of commerical leasing properties	(6,303)	(6,153)
Investment in unconsolidated affiliate	(500)	(15)
Net cash used in investing activities	(18,158)	(75,908)

Cash flow from financing activities:
Borrowings from credit facility	22,561	20,359
Payments on credit facility	(9,023)	(7,652)
Borrowings from project and term loans	31,128	111,002
Payments on project and term loans	(75,417)	(4,436)
Noncontrolling interest contributions	10,088	12,190
Net payments for stock-based awards	(88)	(22)
Purchases of Stratus common stock	(307)	—
Financing costs	(331)	(1,105)
Net cash (used in) provided by financing activities	(21,389)	130,336
Net decrease in cash and cash equivalents	(3,645)	(3,668)
Cash and cash equivalents at beginning of year	11,730	15,398
Cash and cash equivalents at end of year	$8,085	$11,730
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Number of Shares	At Cost	Total Stratus Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
Balance at December 31, 2009	8,315	$83	$197,333	$(35,999)	873	$(17,941)	$143,476	$74,437	$217,913
Exercised and issued stock-based awards and other	39	1	(145)	—	—	—	(144)	—	(144)
Stock-based compensation	—	—	585	—	—	—	585	—	585
Tender of shares for stock-based awards	—	—	—	—	6	(31)	(31)	—	(31)
Noncontrolling interest contributions	—	—	—	—	—	—	—	12,190	12,190
Comprehensive loss:
Net loss	—	—	—	(15,336)	—	—	(15,336)	(2,377)	(17,713)
Total comprehensive loss	—	—	—	(15,336)	—	—	(15,336)	(2,377)	(17,713)
Balance at December 31, 2010	8,354	84	197,773	(51,335)	879	(17,972)	128,550	84,250	212,800
Exercised and issued stock-based awards and other	33	—	(20)	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	422	—	—	—	422	—	422
Treasury stock purchases	—	—	—	—	47	(307)	(307)	—	(307)
Tender of shares for stock-based awards	—	—	—	—	9	(68)	(68)	—	(68)
Noncontrolling interest contributions	—	—	—	—	—	—	—	10,088	10,088
Comprehensive (loss) income:
Net (loss) income	—	—	—	(10,388)	—	—	(10,388)	5,155	(5,233)
Total comprehensive (loss) income	—	—	—	(10,388)	—	—	(10,388)	5,155	(5,233)
Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware Corporation, is engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-family and residential real estate properties located primarily in the Austin, Texas area. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries, two consolidated joint ventures (see Notes 2 and 3) and through an unconsolidated joint venture (see “Investment in Unconsolidated Affiliate” below and Note 6). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

On February 27, 2012, Stratus sold its two office buildings at 7500 Rialto Boulevard (7500 Rialto). As a result, 7500 Rialto is reported as discontinued operations and the consolidated financial statements for all periods presented have been adjusted to reflect this presentation (see Note 12).

Concentration of Risks.  Stratus primarily conducts its operations in Austin, Texas. Consequently, any significant economic downturn in the Austin market could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include the (1) estimates of future cash flow from development and sale of real estate properties and sources of financing for development projects used in the assessment of impairments, (2) valuation allowances for deferred tax assets, (3) allocation of certain indirect costs and (4) useful lives for depreciation. Actual results could differ from those estimates.

Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Real estate under development and land held for future development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences project and Stratus' commercial leasing assets, is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Stratus recorded capitalized interest of $11.1 million in 2011 and $12.0 million in 2010. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

Stratus recorded no impairment charges for the years ended December 31, 2011 and 2010. Should market conditions further deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Commercial leasing properties are depreciated on a straight-line basis over their estimated life of between 30 and 40 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a three to five-year period. Tenant improvements are depreciated over the related lease terms.

Investment in Unconsolidated Affiliate.  Stratus has a 50 percent interest in the Crestview Station project (see Note 6), which it accounts for under the equity method. Stratus has determined that consolidation of the Crestview Station project is not required.

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $6.5 million at December 31, 2011, and $3.0 million at December 31, 2010.

Revenue Recognition.  Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Stratus has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of their initial investment, Stratus’ assessment of the buyer’s credit standing and Stratus’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor their obligation to pay.

Stratus' revenues from hotel operations are primarily derived from room reservations and food and beverage sales. Revenue is recognized when rooms are occupied and services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Stratus' revenues from entertainment venue operations are primarily derived from ticket sales; sponsorships, personal seat licenses and suite sales; and sales of concessions and merchandise. Revenues from ticket sales are recognized after the corresponding performance occurs. Revenues from sponsorships and other revenue not related to a single event, are classified as deferred revenue and generally amortized over the operating season or term of the contract. Revenues from concessions and merchandise sales are recognized at the time of sale.

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

	Years Ended December 31,
	2011	2010
Revenues:
Developed property sales	$92,790	$2,725
Undeveloped property sales	4,235	—
Hotel	28,100	792
Entertainment venue	9,010	—
Rental	2,275	1,578
Commissions and other	626	561
Total revenues	$137,036	$5,656

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. Cost of sales also includes operating costs for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2011	2010
Cost of developed property sales	$77,415	$2,120
Cost of undeveloped property sales	2,240	65
Hotel operating costs	24,546	3,733
Entertainment venue operating costs	8,982	699
Rental operating costs	1,506	1,023
Project expenses and allocation of overhead costs (see below)	5,892	5,172
Municipal utility district reimbursements (see below)	—	(4,090)
Depreciation	7,573	973
Other, net	548	(163)
Total cost of sales	$128,702	$9,532

Gross profit on condominium sales from the W Austin Hotel & Residences project is based on estimates of total project sales value and total project costs for the condominiums. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During fourth-quarter 2011, based on current market conditions and the status of construction, Stratus revised estimates of costs to complete, resulting in an increase in projected total cost of sales and, therefore, lower expected gross profit margin on condominiums units at the W Austin Hotel & Residences project. The margin reduction increased cost of sales and lowered gross profit by $5.8 million in fourth-quarter 2011.

Allocation of Overhead Costs.  Stratus has historically allocated a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital assets and sales and marketing for cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project manager and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Prior to 1996, Stratus capitalized infrastructure costs to the costs of its properties as those costs were incurred. Subsequently, those costs were expensed through cost of sales as properties sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of the cost of MUD properties and are recorded as a reduction of the related asset’s carrying amount. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and being able to obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when that determination is made. MUD reimbursements represent the actual amounts received.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.1 million in 2011 and 2010.

Income Taxes.  Stratus accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. See Note 8 for further discussion.

Earnings Per Share.  Stratus’ basic and diluted net loss per share of common stock were calculated by dividing the net loss attributable to Stratus common stock by the weighted average number of common shares outstanding during the year. Stock options and restricted stock units representing approximately 120,800 shares for 2011 and 125,800 shares for 2010 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive, either because inclusion of the options would result in a decrease of Stratus' net loss per share, or the stock options had exercise prices greater than the average market price of Stratus' common stock.

Stock-Based Compensation.  Compensation costs for share-based payments to employees, including stock options, are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes option valuation model. In addition, for other stock-based awards under the plans, compensation costs are recognized based on the fair value on the date of grant for restricted stock units. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. See Note 9 for further discussion.

New Accounting Standards. In May 2011 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Stratus is evaluating the manner of adopting this ASU.

In June 2011, the FASB issued an ASU in connection with accounting guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income, other comprehensive income and total comprehensive income (i.e. inluding net income) either in a single continuous statement of comprehensive income or in two seperate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. Stratus is evaluating the manner of adopting this ASU.

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint-venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of December 31, 2011, capital contributions totaled $71.6 million for Stratus and $93.6 million for Canyon-Johnson. The joint venture has a construction loan with Beal Bank Nevada and a second lien loan with Hunter's Glen/Ford Investments LLC, to finance project costs (see Note 7 for further discussion).

Upon formation of the joint venture, Stratus performed an initial evaluation and concluded that the joint venture was a variable interest entity (VIE) and that Stratus was the primary beneficiary. Stratus reevaluated the primary beneficiary of the joint venture upon adoption of new consolidation guidance, effective January 1, 2010, and concluded that Stratus is still the primary beneficiary, as Stratus has the power to direct the activities that most significantly impact the joint venture’s financial performance. Stratus also reevaluated and reaffirmed its previous conclusion as to the VIE status and primary beneficiary of the joint venture as of the dates of the amendments to the operating agreement (March 31, 2010, and June 24, 2010). Accordingly, the W Austin Hotel & Residences project has been consolidated in Stratus’ financial statements. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance.

In June 2011, there were a series of incidents in which glass attached to the railings on the balconies of the condominium units at the W Austin Hotel & Residences project broke and fell to the surrounding areas, including adjoining streets and the pool deck at the W Austin Hotel. These incidents resulted in the hotel being closed for 11 days during June and July 2011. Stratus investigated these matters and has taken precautionary measures to prevent further incidents. The engineering and redesign of replacement railings is complete and Stratus currently expects to substantially complete installation of the replacement railing system in second-quarter 2012. Stratus recorded charges to cost of sales for the estimated repair costs totaling $0.9 million in 2011.

At December 31, 2011, Stratus’ consolidated balance sheet includes $263.0 million in total assets and $87.4 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $263.0 million of total assets associated with the project included $5.0 million of cash and cash equivalents, $54.8 million of real estate held for sale, $18.4 million of real estate under development, $170.8 million of real estate held for investment and $14.0 million of other assets. The $87.4 million of total liabilities associated with the project included $6.5 million of accounts payable, $7.4 million of accrued liabilities, $1.6 million of deposits, $70.4 million of debt and $1.5 million of other liabilities. Stratus also guarantees certain obligations of the W Austin Hotel & Residences project (see Note 7).

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project's cumulative profits or losses are allocated based on a hypothetical liquidation of the venture's net assets as of each balance sheet date. At December 31, 2011, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 44 percent for Stratus and 56 percent for Canyon-Johnson.

3. Joint Venture with Moffett Holdings, LLC
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

Stratus’ initial capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett made initial capital contributions to the joint venture totaling $1.0 million and made additional capital contributions of $2.8 million to fund the development of the project. As of December 31, 2011, capital contributions totaled $3.1 million for Stratus and $3.8 million for Moffett. The joint venture has a construction loan with Comerica Bank to finance the development of Parkside Village (see Note 7 for further discussion).

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

4. Real Estate, net

	December 31,
	2011		2010
	(In Thousands)
Real estate held for sale:
Developed lots and condominium units	$74,003	[a]	$27,312

Real estate under development:
W Austin Hotel & Residences	18,432		163,005	[a]
Acreage and lots	36,524		26,052
	54,956		189,057

Land held for future development:
Undeveloped acreage	60,936		57,822

Real estate held for investment:
W Austin Hotel & Residences
Hotel	121,888		115,858
Entertainment venue	40,612	[a]	—
Office and Retail	15,400	[a]	—
Barton Creek Village	6,476		6,415
5700 Slaughter	5,866		5,867
Parkside Village	2,686		—
Furniture, fixtures and equipment	1,787		866
Total	194,715		129,006
Accumulated depreciation	(9,494)		(1,997)
Total real estate held for investment, net	185,221	[b]	127,009	[b]

Total real estate, net	$375,116		$401,200

a.
Includes $53.3 million of condominium unit assets, $35.6 million of entertainment venue assets and $14.8 million of office and retail assets reclassified from real estate under development related to the W Austin Hotel & Residences project in 2011.

b.
Excludes real estate held for investment, net of accumulated depreciation, totaling $15.2 million in 2011 and $16.0 million in 2010 associated with 7500 Rialto, which was reclassified as discontinued operations (see Note 12).

Real estate held for sale. A developed lot is an individual tract of land that has been developed and permitted for residential use. A developed lot may be sold with a home already built on it. As of December 31, 2011, Stratus owned 114 developed lots and 73 completed condominium units at the W Austin Hotel & Residences project.

Real estate under development. At December 31, 2011, the remaining W Austin Hotel & Residences condominium units under development totaled 8 units. Acreage under development includes real estate for which infrastructure for the entire property is currently under construction and/or is expected to be completed, and necessary permits have been received, or on which commercial properties are under development. Acreage under development at December 31, 2011, totaled 640 acres.

Land held for future development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property). Stratus’ undeveloped acreage as of December 31, 2011, included approximately 1,496 acres of land in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences project includes a 251-room hotel, which opened in December 2010. The W Austin Hotel & Residences project also includes Austin City Limits Live at the Moody Theater (ACL Live), an entertainment venue and production studio, with a maximum capacity of 3,000 people, approximately 41,000 square feet of office space and approximately 18,000 square feet of retail space. As of December 31, 2011, occupancy was 43 percent for the office space and 79 percent for the retail space. The Barton Creek Village property includes a 22,000-square-foot retail complex, which was 100 percent leased at December 31, 2011, and a 3,300-square-foot bank building, which is leased through January 2023. The 5700 Slaughter property includes two retail buildings totaling 21,000 square feet, which was 91 percent leased at December 31, 2011. The Parkside Village property consists of a 92,473-square-foot retail complex in the Circle C community, and 13,890 square feet opened in December 2011. At March 20, 2012, Stratus had executed leases for 64,647 square feet at Parkside Village and leasing activities are ongoing.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

5. Fair Value Measurements
Summarized below are the carrying values and estimated fair values of financial assets and liabilities (in thousands).

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents[a]	$7,695	$7,695	$11,307	$11,307
Accounts and notes receivable[a]	2,210	2,210	804	804
Accounts payable and accrued liabilities[a]	18,977	18,977	27,041	27,041
Debt[b]	158,451	157,529	180,841	180,636

a.	Fair value approximates the carrying amounts because of the short-term nature of these instruments.

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

In connection with funding the development of Crestview Station, the joint venture entered into a loan agreement in 2005 with Comerica (the Crestview Loan Agreement), pursuant to which the joint venture borrowed funds in the principal amount of $7.6 million. In November 2007, the joint venture amended the Crestview Loan Agreement to increase the amount of availability under the loan to $10.9 million. Stratus and Trammell Crow, the joint venture’s operating partner, each executed guarantees of payment in connection with the Crestview Loan Agreement. Each partner severally guaranteed the joint venture’s principal payment obligations under the Crestview Loan Agreement up to a maximum of $1.9 million each, plus certain interest payments and related costs.

On August 20, 2009, Stratus and Trammell Crow entered into a fifth modification of the Crestview Loan Agreement with an effective date of May 31, 2009. Prior to the execution of the fifth loan modification, the joint venture paid $1.0 million to Comerica to reduce the outstanding loan balance to $8.2 million. The modification agreement extended the loan maturity date to May 31, 2012, and lowered each joint venture partner’s guarantee from $1.9 million to $1.4 million. The principal amount of the loan was $7.7 million on December 31, 2011. Stratus and Trammell Crow are equally funding monthly interest payments on the outstanding loan balance and scheduled principal payments.

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. Stratus’ equity in Crestview Station’s losses totaled $0.3 million in 2011 and 2010. Summarized, unaudited financial information for Crestview Station follows (in thousands):

	2011	2010
Years Ended December 31:
Gross loss	$—	$—
Net loss	(674)	(645)
At December 31:
Total assets	$14,393	$14,510
Total liabilities	7,900	8,343
Total equity	6,493	6,167

7. Debt

	December 31,
	2011	2010
	(In Thousands)
Beal Bank loan,
average interest rate 10.0% in 2011 and 2010	$67,872	$81,020
Comerica credit facility,
average interest rate 6.12% in 2011 and 5.83% in 2010	38,348	24,810
Unsecured term loans,
average interest rate 8.75% in 2011 and 8.21% in 2010	36,000	36,000
Slaughter term loan,
average interest rate 6.95% in 2011 and 2010	5,243	4,445
Barton Creek Village term loan,
average interest rate 6.25% in 2011 and 2010	4,477	4,566
Parkside Village loan,
average interest rate 5.0% in 2011	4,034	—
Ford loan,
average interest rate 17.5% in 2011 and 2010	2,477	30,000
Total Debt	$158,451	$180,841

Beal Bank Loan.  On October 21, 2009, the joint venture with Canyon-Johnson obtained construction financing from Beal Bank Nevada (Beal Bank). Pursuant to the Beal Bank loan, the joint venture may borrow up to an aggregate of $120.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. The Beal Bank loan is secured by the W Austin Hotel & Residences project assets, which had a net book value of $237.7 million at December 31, 2011.

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

Borrowed amounts may not be prepaid, in whole or in part, prior to July 2, 2013. Borrowed amounts may be prepaid in whole or in part after July 2, 2013, and on or prior to July 2, 2014, subject to a prepayment fee equal to one percent of the amount of principal being prepaid. Optional prepayments made after July 2, 2014, are not subject to prepayment premiums or fees. In addition, as and when residential condominium units are sold, all net sales proceeds from the sale of the residential units and all net operating income (each as defined under the Beal Bank loan agreement) must be offered to Beal Bank as a principal prepayment under the loan agreement. Beal Bank, in its sole discretion, may at any time elect to accept or reject any offered prepayments.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million, and other restrictions. Stratus’ total stockholders equity balance was $118.2 million at December 31, 2011 (see Note 13). The full payment and performance obligations under the loan have been guaranteed by each of Stratus and Canyon-Johnson.

Comerica Credit Facility.  Stratus had a $45.0 million credit facility with Comerica, which sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained. This credit facility is secured by certain assets at the Barton Creek and Circle C communities, which had a net book value of $106.5 million at December 31, 2011. On April 7, 2010, Stratus extended and modified its credit facility, effective as of March 31, 2010, such that the existing $45.0 million facility was replaced with a $35.0 million revolving loan and a $10.0 million term loan. Any amounts repaid under the $10.0 million term loan are not available for future advance to Stratus. The applicable interest rate for the revolving loan is LIBOR plus 4 percent, with a minimum rate of 6 percent, and the applicable interest rate for the term loan is LIBOR plus 5 percent, with a minimum rate of 7 percent. The outstanding principal from both loans is due at maturity on May 30, 2012.

Interest payments are due monthly on amounts outstanding under the $35.0 million revolving loan. The $10.0 million term loan required monthly interest only payments for the first year, and quarterly principal payments of $0.5 million beginning on June 1, 2011, in addition to the monthly interest payments. In addition, any distributions received by Stratus from its investment in the W Austin Hotel & Residences project shall, after repayment of any amounts due under the Beal Bank and Ford loans, be paid to Comerica and applied against the $10.0 million term loan to the extent of any outstanding amounts. The availability of the $10.0 term loan was reduced by $1.5 million of principal payments during 2011. The modified Comerica credit facility also increased Stratus’ minimum net worth covenant from $80.0 million to $120.0 million (see Note 13).

On September 30, 2011, Stratus obtained a $5.0 million term loan with Comerica, which will mature in May 2012, secured by a second lien on the assets securing the credit facility. The applicable interest rate is LIBOR plus 5 percent, with a minimum rate of 7 percent, and payments of accrued interest are due monthly beginning on November 5, 2011.

At December 31, 2011, $27.6 million was outstanding under the revolving loan, $8.5 million was outstanding under the term loan and $2.2 million was outstanding under the new $5.0 million term loan. A principal payment of $5.0 million was made on the credit facility in March 2012, with proceeds from the sale of common stock (see Note 13).

Unsecured Term Loans.  Stratus has $36.0 million of borrowings outstanding under seven unsecured term loans with American Strategic Income Portfolio Inc. (ASIP, formerly First American Asset Management or FAAM), including two $5.0 million loans, an $8.0 million loan, a $7.0 million loan, a $4.0 million loan and two $3.5 million loans.

On April 7, 2010, Stratus extended and modified the ASIP loans effective as of March 31, 2010. Stratus repaid $2.0 million in March 2010, and $2.0 million in June 2010, and the remaining maturities were $9.0 million in December 2011, $3.5 million in December 2012, $15.0 million in December 2013 and $8.5 million in December 2014. On December 7, 2011, Stratus extended and modified the ASIP loans effective as of November 1, 2011. In connection with the modifications, Stratus repaid $2.0 million in January 2012 and $2.0 million in February 2012 and extended the maturity of the remaining $5.0 million due December 2011 to December 2012. Stratus also accelerated the maturity of the $15.0 million due December 2013 to June 2013.

The applicable interest rate for all seven ASIP loans is 8.75 percent. In addition, the debt service coverage ratio covenant contained in the loan agreements was modified such that Stratus will remain compliant with the covenant so long as Stratus maintains total stockholders’ equity of no less than $120.0 million (see Note 13). The modified loan agreements prohibit common stock repurchases while any of the loans are outstanding.

Slaughter Term Loan. Stratus has $5.2 million of borrowings outstanding under a $5.4 million term loan, which will mature in January 2015. The Slaughter term loan is secured by 5700 Slaughter, which had a net book value of $5.2 million at December 31, 2011. The applicable interest rate is 6.95 percent, and payments of principal and interest are due monthly. Stratus used the proceeds from this loan for general corporate purposes.

Barton Creek Village Term Loan. In March 2009, Stratus borrowed $4.7 million under a term loan, which will mature in April 2014. The Barton Creek Village term loan is secured by Barton Creek Village, which had a net book value of $5.4 million at December 31, 2011. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly. Stratus used the proceeds from this loan for general corporate purposes.

Parkside Village Loan. On May 17, 2011, the joint venture entered into a Construction Loan Agreement and Promissory Note with Comerica Bank to finance the development of Parkside Village. Pursuant to the loan agreement, the joint venture may borrow up to an aggregate of $13.7 million to fund the construction and development costs of Parkside Village. At Stratus' option, amounts borrowed will bear interest at a per annum rate equal to the base rate as defined in the loan agreement plus one percent or the London Interbank Offered Rate (LIBOR) plus three percent. The loan agreement contains customary financial covenants and other restrictions. The outstanding principal balance of the note, together with all accrued and unpaid interest is due and payable on May 31, 2013. The loan may be prepaid in whole or in part at any time prior to maturity without penalty or premium. The loan may be extended for an additional one-year term upon its maturity. The loan is secured by a lien on the assets of the Parkside Village project, which had a net book value of $12.8 million at December 31, 2011. The full payment and performance of the loan agreement is guaranteed by Stratus.

Ford Loan. On April 6, 2010, Stratus and Canyon-Johnson entered into a $30.0 million loan with Hunter’s Glen/Ford Investments I LLC (the Ford loan) effective as of March 31, 2010. This loan is secured by a second lien on the W Austin Hotel & Residences project assets, which had a net book value of $237.7 million at December 31, 2011. Amounts borrowed under the Ford loan bear interest at an annual rate equal to 17.5 percent. Interest will accrue and can either be paid annually or added to the principal. The outstanding principal and accrued unpaid interest are due at maturity on March 31, 2012. The lender will have the option to extend the loan maturity date on the Ford loan for two additional one-year periods upon payment by the joint venture of a $50,000 extension fee for each of the respective extension options exercised. Optional prepayments made after the first anniversary, April 6, 2011, are not subject to prepayment premiums or fees. In addition, after April 6, 2011, the lender, with permission from Beal Bank, may require prepayment, but solely from the proceeds from the sale of W Austin Hotel & Residences project residential units. Stratus has guaranteed payment of principal and interest under the loan and completion of the project in connection with this loan agreement. The Ford loan agreement contains a covenant requiring that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million (see Note 13).

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

On December 31, 2011, the Ford loan had an outstanding balance of $2.5 million. In first-quarter 2012, Stratus fully repaid the Ford loan and generated operating cash flow, as defined in the profits interest agreement, which entitled Ford to a profits interest of $1.2 million, resulting in a charge to interest expense (before capitalized interest) of approximately $1.2 million in first-quarter 2012. Stratus has no further obligation under the profits interest agreement.

Maturities. The following table summarizes our debt maturities as of December 31, 2011 (in thousands):

	2012		2013	2014	2015	Total
Beal Bank Loan	$—		$—	$67,872	$—	$67,872
Comerica Credit Facility	38,348	[a]	—	—	—	38,348
Unsecured Term Loans	12,500	[b]	15,000	8,500	—	36,000
Ford Loan	2,477	[c]	—	—	—	2,477
Slaughter Term Loan	81		89	95	4,978	5,243
Barton Creek Village Loan	94		100	4,283	—	4,477
Parkside Village Loan	—		4,034	—	—	4,034
Total	$53,500		$19,223	$80,750	$4,978	$158,451

a.	Principal payment of $5.0 million was made in March 2012. Amount outstanding as of March 20, 2012, totaling $37.4 million matures in May 2012.

b.	Loan repayments of $2.0 million each were made in January 2012 and February 2012. Remaining loans totaling $8.5 million mature in December 2012.

c.	Loan was paid in full in first-quarter 2012.

8. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2011	2010
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$3,931	$3,244
Alternative minimum tax credits (no expiration)	820	812
Employee benefit accruals	523	1,166
Accrued liabilities	63	185
Other assets	3,433	1,160
Net operating loss credit carryforwards	4,734	4,502
Other liabilities	(373)	(388)
Valuation allowance	(12,978)	(10,510)
Deferred tax assets, net	$153	$171

Stratus’ deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $13.1 million at December 31, 2011, and $10.7 million at December 31, 2010. In evaluating the recoverability of these deferred tax assets, Stratus considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2011, and 2010, and Stratus recorded charges totaling $2.5 million in 2011 and $10.5 million in 2010 to provision for income taxes to provide additional valuation allowances.

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

Stratus’ income tax (provision) benefit consists of the following (in thousands):

	Years Ended December 31,
	2011	2010
Current	$(632)	$(33)
Deferred	(19)	(7,973)
(Provision for) benefit from income taxes	$(651)	$(8,006)

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realized through a reduction of current taxes payable. Stratus' deferred tax asset related to the U.S. net operating loss carry forwards at December 31, 2011, did not include an additional $5.0 million of net operating losses in relation to excess tax benefits on stock option exercises and restricted stock units vested beginning in 2007 because these benefits have not yet been realized.  At December 31, 2011, excluding these losses, Stratus had net operating loss carryforwards of approximately $13.7 million that expire between 2023 and 2031.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is not more likely than not to be sustained upon examination by the taxing authorities. Stratus had no unrecognized tax benefits relating to uncertain tax positions as of December 31, 2011. Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2008, and state income tax examinations for the years prior to 2007.

Reconciliations of the income tax benefit computed at the federal statutory tax rate and the recorded income tax (provision) benefit follow (dollars in thousands):

	Years Ended December 31,
	2011		2010
	Amount	Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$1,474	35%	$3,273	35%
Adjustments attributable to:
Change in valuation allowance	(2,468)	(59)	(10,452)	(112)
Noncontrolling interest	1,804	43	(832)	(9)
Equity in unconsolidated affiliate’s loss	118	3	113	1
State taxes and other, net	(1,579)	(37)	(108)	(1)
Income tax (provision) benefit	$(651)	(15)%	$(8,006)	(86)%

Stratus paid federal and state income taxes totaling $0.1 million in 2011 and 2010. Stratus received refunds of federal and state income taxes totaling $1.2 million in 2010. Stratus did not receive refunds of federal or state income taxes in 2011.

9. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has four stock-based compensation plans. Three of these plans have awards available for grant. In August 2010, Stratus’ shareholders approved the 2010 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 140,000 shares of Stratus common stock, that are issuable to Stratus employees and non-employee directors. Stratus’ 2002 Stock Incentive Plan also provides for the issuance of a variety of stock-based compensation awards, and Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of stock. Awards with respect to 95,500 shares under the 2010 Stock Incentive Plan, 1,059 shares under the 2002 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2011.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized when appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2011	2010
Stock options awarded to employees (including directors)	$57	$74
Restricted stock units awarded to employees	366	512
Impact on net loss before income taxes	$423	$586

Options.  Stock options granted under the plans generally expire ten years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). A summary of stock options outstanding as of December 31, 2011, and changes during the year ended December 31, 2011, follows:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	93,500	$17.19
Granted	7,500	9.99
Exercised	—	—
Expired	—	—
Balance at December 31	101,000	16.65	4.7	$12
Vested and exercisable at December 31	82,250	17.99	3.8	$6

A summary of stock options outstanding and changes during the year ended December 31, 2010, follows:

	2010
	Number of Options	Weighted Average Option Price
Balance at January 1	96,437	$16.98
Granted	7,500	8.90
Exercised	(7,500)	9.27
Expired	(2,937)	9.44
Balance at December 31	93,500	17.19

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus estimates its expected life of options using historical data to estimate option exercises and forfeitures. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the number of stock options granted, the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2011 and 2010.

	2011	2010
Options granted	7,500	7,500
Grant-date fair value per stock option	$6.91	$6.34
Expected and weighted average volatility	76.2%	78.7%
Expected life of options (in years)	6.7	6.7
Risk-free interest rate	1.5%	2.0%

There were no options exercised during 2011. The intrinsic value of options exercised during 2010 was less than $0.1 million. Vested stock options totaled 7,500 during 2011 and 2010 with weighted-average grant-date fair values of $10.65 per option in 2011 and $12.71 per option in 2010. As of December 31, 2011, there were 18,750 stock options unvested with a weighted-average grant-date fair value of $7.11 per option. As of December 31, 2011, Stratus had less than $0.1 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.5 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2011 and 2010 (in thousands, except Stratus shares tendered):

	2011	2010
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	8,531	9,828
Cash received from stock option exercises	—	70
Amounts Stratus paid for employee taxes	88	92

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

A summary of outstanding unvested restricted stock units as of December 31, 2011, and activity during the year ended December 31, 2011 is presented below:

	Number of Restricted Stock Units	Aggregate Intrinsic Value ($000)
Balance at January 1	58,000
Granted	37,000
Vested	(32,500)
Balance at December 31	62,500	$488

The total grant date fair value of restricted stock units granted during the year ended December 31, 2011, was $0.4 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2011, was $0.3 million. As of December 31, 2011, Stratus had $0.4 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.8 years.

Share Purchase Program.  In 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of Stratus’ common stock. The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In addition, Stratus’ $45.0 million credit facility allows Stratus to purchase up to $6.5 million of its outstanding common stock after September 30, 2005. At December 31, 2011, $0.6 million remains available under the Comerica agreement for purchases of our common stock. Since 2004, Stratus has purchased 586,355 shares of its common stock for $8.8 million (an average of $15.09 per share) under this program. Purchases include 47,500 shares for $0.3 million (an average of $6.46 per share) in 2011, which Stratus purchased in private transactions. As of December 31, 2011, 113,645 shares remain available under this program. Stratus’ modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding (see Note 7 for further discussion); however, Stratus obtained approval from the lender for the purchases in 2011.

Employee Benefits.  Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation for corporate employees and 4 percent for ACL Live employees. The 401(k) plans also provides for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.4 million in 2011 and $0.5 million in 2010.

10. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $2.4 million at December 31, 2011. These commitments include the following contracts:

•
$225.9 million in contracts in connection with architectural, design, engineering, construction and testing for the W Austin Hotel & Residences project with a remaining balance of $0.6 million at December 31, 2011;

•
Contracts totaling $10.4 million for infrastructure work in connection with new residential subdivisions, MUDs and general development at Barton Creek, and Parkside Village at Circle C with a remaining balance of $1.7 million at December 31, 2011.

Guarantees. At December 31, 2011, Stratus guarantees $1.4 million of the $7.7 million of outstanding debt at Crestview Station (see Note 6). Stratus also had guarantees related to the W Austin Hotel & Residences project (see Note 2).

Letters of Credit.  As of December 31, 2011, Stratus had outstanding letters of credit totaling $2.9 million under its revolving credit facility with Comerica.

Rental Income.  As of December 31, 2011, Stratus’ minimum rental income, which includes scheduled rent increases and excludes amounts related to the two office buildings at 7500 Rialto Boulevard that Stratus sold in February 2012 (see Note 12), under noncancelable long-term leases which extend through 2025, total $2.1 million in 2012, $2.0 million in 2013, $2.0 million in 2014, $1.9 million in 2015, $1.6 million in 2016 and $7.4 million thereafter.

Operating Lease.  As of December 31, 2011, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases which expire in 2013 and 2015 total $0.1 million in 2012, and less than $0.1 million in 2013, 2014 and 2015. Total expense under Stratus’ operating leases amounted to $0.1 million in 2011 and $0.3 million in 2010.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. Those approvals permitted development of 1.0 million square feet of commercial space, 900 multi-family units and 830 single-family residential lots. In 2004, Stratus amended its Circle C settlement with the City to increase the amount of permitted commercial space from 1.0 million square feet to 1.16 million square feet in exchange for a decrease in allowable multi-family units from 900 units to 504 units. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2011, Stratus has permanently used $10.1 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $4.7 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $1.7 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2011. Available Credit Bank capacity was $3.2 million at December 31, 2011.

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

11. Business Segments
Stratus currently has four operating segments, Real Estate Operations, Hotel, Entertainment Venue and Commercial Leasing. The Real Estate Operations segment is comprised of all Stratus’ residential real estate (developed, under development and undeveloped) which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

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

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village and two retail buildings, a bank building and Parkside Village in the Circle C community. In February 2012, Stratus sold the two office buildings at 7500 Rialto Boulevard (7500 Rialto). Accordingly, the operating results for 7500 Rialto are reported as discontinued operations in the table below (see Note 12).

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates general and administrative expenses that do not directly relate to an operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment, excluding the results of the W Austin Hotel & Residences project. Stratus also allocates the W Austin Hotel & Residences project’s capital expenditures and assets among the segments based on projected cost of construction for each segment. Accordingly, the following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements.

	Real Estate Operations[a]		Hotel	Entertainment Venue	Commercial Leasing		Other		Total
Year Ended December 31, 2011:
Revenues	$97,651		$28,100	$9,010	$2,275		$—		$137,036
Cost of sales, excluding depreciation	86,095	[b]	24,546	8,982	1,506		—		121,129
Depreciation	224		5,495	1,036	818		—		7,573
General and administrative expenses	3,759		46	15	2,833		—		6,653
Operating income (loss)	$7,573		$(1,987)	$(1,023)	$(2,882)		$—		$1,681
Income from discontinued operations	$—		$—	$—	$191		$—		$191
Capital expenditures	$58,590		$6,370	$4,985	$6,303		$—		$76,248
Total assets at December 31, 2011	$206,950		$121,170	$41,245	$52,087	[c]	$153	[d]	$421,605

Year Ended December 31, 2010:
Revenues	$3,286	$792	$—	$1,578		$—		$5,656
Cost of sales, excluding depreciation	3,104	3,733	699	1,023		—		8,559
Depreciation	199	294	—	480		—		973
General and administrative expenses	3,705	—	—	2,821		—		6,526
Operating loss	$(3,722)	$(3,235)	$(699)	$(2,746)		$—		$(10,402)
Income from discontinued operations	$—	$—	$—	$660		$—		$660
Capital expenditures	$56,027	$53,233	$16,507	$6,153		$—		$131,920
Total assets at December 31, 2010	$245,650	$116,553	$43,049	$49,764	[c]	$170	[d]	$455,186

a.	Includes sales commissions, management fees and other revenues together with related expenses.

b.	Includes $0.9 million associated with railing repair costs at the W Austin Residences.

c.	Includes assets from discontinued operations of 7500 Rialto, which Stratus sold on February 27, 2012, totaling $16.9 million in 2011 and $18.3 million in 2010.

d.	Includes deferred tax assets, net of valuation allowances (see Note 8).

12. Discontinued Operations
On February 27, 2012, Stratus sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid Stratus $6.7 million in cash and assumed Stratus' outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. Stratus is providing a limited guaranty of debt service and other obligations on the Lantana Promissory Note up to $5.0 million through May 1, 2016, which will be reduced by $2.5 million on May 1, 2016, until January 1, 2018 (the maturity date for the Lantana Promissory Note). Stratus expects its gain on the sale will total approximately $10 million, with $5 million recorded in first-quarter 2012 and the balance to be recorded as its obligations under the limited guarantee are relieved.

The operating results and assets and liabilities for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment and have been reclassified to discontinued operations (see Note 11). The following table presents the results of operations for 7500 Rialto (in thousands):

	Years Ended December 31,
	2011	2010
Revenues	$3,400	$3,467
Rental property costs	1,850	1,862
Depreciation	853	913
Interest expense[a]	1,260	1,279
Provision for income taxes	33	32
7500 Rialto net loss	(596)	(619)
Interest capitalized by Stratus to other properties[b]	787	1,279
Income from discontinued operations	$191	$660

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

b.	Stratus capitalized interest cost on the Lantana Promissory Note to other development projects.

The assets and liabilities for 7500 Rialto are shown below (in thousands):

	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$390	$423
Real estate held for investment	15,193	16,040
Other assets	1,346	1,861
Total assets	16,929	18,324
Liabilities:
Accounts payable	64	70
Accrued liabilities	947	867
Deposits	205	213
Debt	20,367	20,682
Total liabilities	21,583	21,832
Net liabilities	$(4,654)	$(3,508)

13. Subsequent Events
As further explained in Note 7, during first-quarter 2012 Stratus paid the $1.2 million due under the Ford profits interest from first-quarter 2012 operating cash flows generated by the W Hotel & Residences project. Stratus will record a charge of $1.2 million to interest expense (before capitalized interest) in first-quarter 2012 for the profits interest payment.

Extended adverse market conditions for real estate in Austin, Texas, have constrained Stratus' ability to carry out its business plan. As of December 31, 2011, Stratus had $2.7 million in cash and cash equivalents available for use in its real estate operations, excluding $5.0 million of cash primarily associated with the W Austin Hotel & Residences project, total debt of $158.5 million ($53.5 million of which matures in 2012), and $7.2 million of availability under its credit facility with Comerica. At December 31, 2011, Stratus had stockholders' equity of $118.2 million, which was less than the amount required under a covenant in Stratus' loan agreements requiring a minimum stockholders' equity balance of $120.0 million. Stratus has taken the following actions subsequent to December 31, 2011, to enhance its financial liquidity and comply with the minimum stockholders' equity requirement in its loan agreements.

•
On February 27, 2012, Stratus sold 7500 Rialto for $27.0 million, with the purchaser paying Stratus $6.7 million in cash and assuming related outstanding debt secured by the property totaling $20.3 million; the portion of the gain on the sale expected to be recognized in first-quarter 2012, approximates $5 million (see Note 12).

•	On March 15, 2012, in a private transaction, Stratus sold 625,000 shares of its common stock to Moffett for an aggregate purchase price of $5.0 million, or $8.00 per share. Following the sale, Stratus had 8,093,167 shares of common stock outstanding, with Moffett owning approximately 7.7% of Stratus' outstanding common stock. Stratus used the $5.0 million in proceeds from the sale to pay down the outstanding principal balance under the Comerica credit facility from $38.3 million at December 31, 2011, to $37.4 million at March 20, 2012.

Stratus expects the sale of 7500 Rialto, together with the sale of shares of Stratus common stock to Moffett, to result in an increase in Stratus' stockholders' equity balance above $120.0 million, effectively curing any default under the Beal Bank loan agreement.

Unaudited Pro Forma Balance Sheet. The following unaudited pro forma consolidated balance sheet presents Stratus' financial position as if each of the above transactions had been completed on December 31, 2011. The unaudited pro forma consolidated balance sheet has been prepared for informational purposes only and does not necessarily indicate the financial position or results of operations that would have occurred had these transactions taken place on December 31, 2011, or which may result in the future.

Unaudited Pro Forma Consolidated Balance Sheet
At December 31, 2011

		Rialto	Pro Forma	Equity	Pro Forma
	Historical	Sale	Subtotal	Sale	Total
ASSETS
Cash and cash equivalents	$7,695	$5,364	$13,059	$5,000	$18,059
Real estate held for sale	74,003	—	74,003	—	74,003
Real estate under development	54,956	—	54,956	—	54,956
Land held for future development	60,936	—	60,936	—	60,936
Real estate held for investment	185,221	—	185,221	—	185,221
Investment in unconsolidated affiliate	3,246	—	3,246	—	3,246
Other assets	18,619	—	18,619	—	18,619
Discontinued operations	16,929	(16,929)	—	—	—
Total assets	$421,605	$(11,565)	$410,040	$5,000	$415,040

LIABILITIES AND EQUITY
Accounts payable	$8,760	$—	$8,760	$—	$8,760
Accrued liabilities	10,217	—	10,217	—	10,217
Deposits	1,848	—	1,848	—	1,848
Debt	158,451	—	158,451	—	158,451
Other liabilities	3,064	5,000	8,064	—	8,064
Discontinued operations	21,583	(21,583)	—	—	—
Total liabilities	203,923	(16,583)	187,340	—	187,340

Commitments and contingencies

Equity:
Stratus stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	84	—	84	6	90
Capital in excess of par value of common stock	198,175	—	198,175	4,994	203,169
Accumulated deficit	(61,723)	5,018	(56,705)	—	(56,705)
Common stock held in treasury	(18,347)	—	(18,347)	—	(18,347)
Total Stratus stockholders' equity	118,189	5,018	123,207	5,000	128,207
Noncontrolling interest in subsidiaries	99,493	—	99,493	—	99,493
Total equity	217,682	5,018	222,700	5,000	227,700
Total liabilities and equity	$421,605	$(11,565)	$410,040	$5,000	$415,040

Unaudited Pro Forma Statement of Operations. A pro forma consolidated statement of operations has not been presented because any adjustments directly related to these transactions are not expected to have a continuing effect on Stratus' statement of operations, with the exception of the equity sale, which would have changed diluted net loss per share attributable to Stratus common stock for the year ended December 31, 2011, from $1.39 per share to $1.28 per share.

Stratus evaluated events after December 31, 2011, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2012 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10. regarding our executive officers appears in a separately captioned heading after Item 4. in Part I of this report on Form 10-K.

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2012 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2011

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation. All of our outstanding equity compensation plans were previously approved by our stockholders, and only three of these plans had shares available for grant as of December 31, 2011: the 2010 Stock Incentive Plan, the 2002 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors. The following table presents information regarding these equity compensation plans as of December 31, 2011:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	163,500	$16.65	99,059
Equity compensation plans not
approved by security holders	N/A	N/A	N/A
Total	163,500	—	99,059
_______________

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 62,500 restricted stock units. These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2011, there were 95,500 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2010 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." In addition, there were 1,059 shares remaining available for future issuance under the 2002 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options or stock appreciation rights, and only 263 of which could be issued pursuant to awards of restricted stock, restricted stock units or "other stock-based awards." Finally, there were 2,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2012 annual meeting of stockholders and is incorporated herein by reference.

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

Date:  March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William H. Armstrong III	Chairman of the Board, President
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

*	Senior Vice President
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

*	Vice President and Controller
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
James C. Leslie

*	Director
Michael D. Madden

*	Director
Bruce G. Garrison

*	Director
Charles W. Porter

*By:              /s/ William H. Armstrong III
William H. Armstrong III
Attorney-in-Fact

Date:  March 30, 2012

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2011
(In Thousands, except Number of Lots and Acres)

SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2011			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$803	$—	$18,418	$19,221	$—	$19,221	114	—	$—	1988
W Austin Hotel & Residences, Austin, TX	2,791		51,991	54,782		54,782	81			2006
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	10,539	—	15,832	26,371	—	26,371	—	617	—	1988
Circle C, Austin, TX	2,453	—	7,700	10,153	—	10,153	—	23	—	1992
W Austin Hotel & Residences, Austin, TXd	930	—	17,502	18,432	—	18,432	—	2	—	2006
Land Held for Future Development[c,e]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	7,321	—	25,397	32,718	—	32,718	—	804	—	1988
Circle C, Austin, TX	5,719	—	7,239	12,958	—	12,958	—	467	—	1992
Lantana, Austin, TX	463	—	14,797	15,260	—	15,260	—	223	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXf	8,074	169,883	—	8,074	169,883	177,957	—	—	7,169	2006
Barton Creek Village, Austin, TXg	55	6,360	61	55	6,360	6,476	—	—	1,037	2007
5700 Slaughter, Austin, TXh	969	4,897	—	969	4,897	5,866	—	—	692	2008
Parkside Village, Austin, TXi	194	2,492		194	2,492	2,686			4	1992
Corporate offices, Austin,TX	—	1,730	—	—	1,730	1,730	—	—	592	N/A
Total[j]	$40,327	$185,362	$158,921	$199,187	$185,362	$384,610	195	2,138	$9,494

a.
Includes individual tracts of land that have been developed and permitted for residential use, condominium units at our W Austin Hotel & Residences project or developed lots with homes already built on them.

b.	Includes real estate that is currently being developed or has received the necessary permits to be developed.

c.	See Note 7 included in Item 8. of this Form 10-K for description of assets securing debt.

d.	Includes the remaining condominium residences at the W Austin Hotel & Residences project that are nearing completion.

e.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

f.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences project.

g.	Consists of a 22,000-square-foot retail complex representing phase one of Barton Creek Village and a 3,085-square-foot bank building.

h.	Consists of a 92,473-square-foot retail complex in the Circle C community.

i.	Consists of two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building at the 5700 Slaughter retail complex in Circle C.

j.	Excludes 7500 Rialto, which is presented as discontinued operations at December 31, 2011.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance, beginning of year	$403,197	$267,602
Improvements and other	52,036	137,666
Cost of real estate sold	(70,623)	(2,071)
Balance, end of year	$384,610	$403,197

The aggregate net book value for federal income tax purposes as of December 31, 2011 was $394.2 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance, beginning of year	$1,997	$1,223
Retirement of assets	(76)	(199)
Depreciation expense	7,573	973
Balance, end of year	$9,494	$1,997

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

4.1
Rights Agreement dated as of May 16, 2002, between Stratus and Mellon Investor Services LLC, as Rights Agent, which includes the Form of Certificate of Designations of Series C Participating Cumulative Preferred Stock, the Form of Right Certificate, and the Summary of Rights.
			8-A	000-19989	5/23/2002

4.2	Amendment No. 1 to Rights Agreement between Stratus Properties Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of November 7, 2003.		8-K	000-19989	11/14/2003

4.3	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC. dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Loan Agreement by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.2	Promissory Note by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.3	Profits Interest Agreement by and between CJUF II Stratus Block 21 LLC and Hunter’s Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.4
Fourth Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., Oly Stratus Barton Creek I Joint Venture and Comerica Bank effective as of March 31, 2010.
			10-K	000-19989	5/17/2010

10.5
Loan Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005.
			8-K	000-19989	10/5/2005

10.6
Revolving Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., and Comerica Bank dated as of September 30, 2005.
			8-K	000-19989	10/5/2005

10.7	Note Modification Agreement by and among CJUF II Stratus Properties Inc., Stratus, Canyon-Johnson Urban Fund II LP and Beal Bank Nevada effective as of June 30, 2010.		10-Q	000-19989	8/16/2010

10.8	Amended and Restated Construction Loan Agreement dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/6/2009

10.9	Amended and Restated Promissory Note dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/6/2009

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.10	Loan Modification Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of March 31, 2010 (modifying 2006 $5.0 million loan).		10-Q	000-19989	5/17/2010

10.11	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006 ($5.0 million loan).		10-K	000-19989	3/16/2007

10.12	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. II, effective as of November 1, 2011 (modifying 2006 $5.0 million loan).		8-K	000-19989	3/20/2012

10.13	Loan Modification Agreement between Stratus Properties Inc. and American Select Portfolio Inc. effective as of March 31, 2010 (modifying 2006 $5.0 million loan).		10-Q	000-19989	5/17/2010

10.14	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006 ($5.0 million loan).		10-K	000-19989	3/16/2007

10.15	Construction Loan Agreement dated June 11, 2001, between 7500 Rialto Boulevard, L.P. (now Lantana Office Properties I, L.P. and Comerica Bank-Texas.		10-K	000-19989	3/22/2002

10.16	Modification Agreement dated January 31, 2003, by and between Lantana Office Properties I, L.P., (formerly 7500 Rialto Boulevard, L.P.), and Comerica Bank-Texas.		10-Q	000-19989	5/15/2003

10.17
Second Modification Agreement dated as of December 29, 2003, effective as of January 31, 2004, by and between Lantana Office Properties I, L.P., a Texas limited partnership (formerly 7500 Rialto Boulevard, L.P.), as borrower, and Comerica Bank, as lender.
			10-K	000-19989	3/30/2004

10.18	Guaranty Agreement dated June 11, 2001, by Stratus Properties Inc. in favor of Comerica Bank-Texas.		10-K	000-19989	3/22/2002

10.19	Promissory Note dated as of December 14, 2007, between Lantana Office Properties I, L.P., as borrower, and The Lincoln National Life Insurance Company, as lender.		8-K	000-19989	12/14/2007

10.20	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.21	Agreement of Sale and Purchase dated November 23, 2005, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	5/10/2006

10.22	First Amendment to Agreement of Sale and Purchase dated April 26, 2006, by and between Stratus Properties Operating Co., L.P., as Seller, and Advanced Micro Devices, Inc., as Purchaser.		10-Q	000-19989	5/10/2006

10.23	Loan Modification Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of March 31, 2010 (modifying 2006 $8.0 million loan).		10-Q	000-19989	5/17/2010

10.24	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. II, effective as of November 1, 2011 (modifying 2006 $5.0 million loan).		8-K	000-19989	3/20/2012

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.25
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-II ($8.0 million loan).
			10-K	000-19989	3/16/2007

10.26	Loan Modification Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III effective as of March 31, 2010 (modifying 2006 $7.0 million loan).		10-Q	000-19989	5/17/2010

10.27	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. III, effective as of November 1, 2011 (modifying 2006 $7.0 million loan).		8-K	000-19989	3/20/2012

10.28
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-III ($7.0 million loan).
			10-K	000-19989	3/16/2007

10.29	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of March 31, 2010 (modifying 2007 $3.5 million loan).		10-Q	000-19989	5/17/2010

10.30	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

10.31	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of March 31, 2010 (modifying 2007 $3.5 million loan).		10-Q	000-19989	5/17/2010

10.32	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

10.33	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III effective as of March 31, 2010 (modifying 2007 $8.0 million loan).		10-Q	000-19989	5/17/2010

10.34	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III ($8.0 million loan).		10-Q	000-19989	8/9/2007

10.35	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. III, effective as of November 1, 2011 (modifying 2007 $8.0 million loan).		8-K	000-19989	3/20/2012

10.36	Construction Loan Agreement by and between Tract 107, LLC and Comerica Bank dated as of May 17, 2011.		10-Q	000-19989	8/15/2010

10.37	Promissory Note by and between Tract 107, LLC and Comerica Bank dated as of May 17, 2011.		10-Q	000-19989	8/15/2010

10.38	Stock Purchase Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.39*	Stratus 2010 Stock Incentive Plan		8-K	000-19989	8/12/2010

10.40*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 and 2010 Stock Incentive Plans (adopted January 2011).		10-K	000-19989	3/31/2011

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.41*	Form of Notice of Grant of Restricted Stock Units under the 2002 and 2010 Stock Incentive Plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.42*	Stratus’ Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.43*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.44*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	5/10/2007

10.45*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	8/12/2005

10.46*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	5/10/2007

10.47*	Stratus Director Compensation.	X

10.48*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of March 9, 2010.		8-K	000-19989	3/12/2010

10.49*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of March 9, 2010.		8-K	000-19989	3/12/2010

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	3/30/2004

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

E-4