Form 10-Q
period 2012-03-31
STRATUS PROPERTIES INC
filed 2012-05-15
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

On April 30, 2012, there were issued and outstanding 8,095,042 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$13,975	$7,695
Real estate held for sale	82,804	74,003
Real estate under development	31,275	54,956
Land held for future development	60,369	60,936
Real estate held for investment	192,276	185,221
Investment in unconsolidated affiliate	3,359	3,246
Other assets	19,807	18,619
Discontinued operations	—	16,929
Total assets	$403,865	$421,605

LIABILITIES AND EQUITY
Accounts payable	$6,542	$8,760
Accrued liabilities	5,262	10,217
Deposits	1,380	1,848
Debt	158,052	158,451
Other liabilities	7,958	3,064
Discontinued operations	—	21,583
Total liabilities	179,194	203,923

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	—	—
Common stock	90	84
Capital in excess of par value of common stock	203,054	198,175
Accumulated deficit	(60,020)	(61,723)
Common stock held in treasury	(18,392)	(18,347)
Total Stratus stockholders’ equity	124,732	118,189
Noncontrolling interest in subsidiaries	99,939	99,493
Total equity	224,671	217,682
Total liabilities and equity	$403,865	$421,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Real estate	$14,286	$31,575
Hotel	9,017	7,271
Entertainment venue	3,271	1,357
Rental	926	423
Total revenues	27,500	40,626
Cost of sales:
Real estate	13,453	25,431
Hotel	6,651	6,249
Entertainment venue	2,477	1,540
Rental	486	291
Depreciation	2,117	1,602
Total cost of sales	25,184	35,113
General and administrative expenses	1,471	1,967
Total costs and expenses	26,655	37,080
Operating income	845	3,546
Interest expense, net	(3,641)	(783)
Other income, net	29	269
(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliate’s loss	(2,767)	3,032
Equity in unconsolidated affiliate’s loss	(72)	(76)
Provision for income taxes	(158)	(166)
(Loss) income from continuing operations	(2,997)	2,790
Income from discontinued operations	4,805	265
Net income and comprehensive income	1,808	3,055
Net income and comprehensive income attributable to noncontrolling interest in subsidiaries	(105)	(3,936)
Net income (loss) and comprehensive income (loss) attributable to Stratus common stock	$1,703	$(881)

Basic and diluted net income (loss) per share of common stock:
Continuing operations	$(0.41)	$(0.15)
Discontinued operations	0.63	0.03
Basic and diluted net income (loss) per share attributable to Stratus common stock	$0.22	$(0.12)

Weighted average shares of common stock outstanding:
Basic and diluted	7,577	7,484

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flow from operating activities:
Net income	$1,808	$3,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,117	1,815
Cost of real estate sold	10,145	21,043
Gain on sale of 7500 Rialto	(5,146)	—
Stock-based compensation	55	108
Equity in unconsolidated affiliate’s loss	72	76
Deposits	(497)	(157)
Purchases and development of real estate properties	(5,001)	(12,524)
Increase in other assets	(912)	(1,397)
(Decrease) increase in accounts payable, accrued liabilities and other	(4,524)	3,511
Net cash (used in) provided by operating activities	(1,883)	15,530

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(2,239)	(1,411)
Entertainment venue	(113)	(4,443)
Hotel	—	(4,256)
Proceeds from sale of 7500 Rialto	5,697	—
Investment in unconsolidated affiliate	(185)	—
Net cash provided by (used in) investing activities	3,160	(10,110)

Cash flow from financing activities:
Borrowings from credit facility	6,500	10,000
Payments on credit facility	(7,445)	(134)
Borrowings from project and term loans	7,146	11,256
Payments on project and term loans	(6,714)	(29,300)
Noncontrolling interest contributions	341	1,924
Common stock issuance	4,817	—
Net payments for stock-based awards	(32)	(57)
Net cash provided by (used in) financing activities	4,613	(6,311)
Net increase (decrease) in cash and cash equivalents	5,890	(891)
Cash and cash equivalents at beginning of year	8,085	11,730
Cash and cash equivalents at end of period	$13,975	$10,839

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interest in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	21	—	13	—	—	—	13	—	13
Stock-based compensation	—	—	55	—	—	—	55	—	55
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interest contributions	—	—	—	—	—	—	—	341	341
Comprehensive income	—	—	—	1,703	—	—	1,703	105	1,808
Balance at March 31, 2012	9,033	$90	$203,054	$(60,020)	940	$(18,392)	$124,732	$99,939	$224,671

Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	879	$(17,972)	$128,550	$84,250	$212,800
Exercised and issued stock-based awards	26	—	(19)	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	108	—	—	—	108	—	108
Tender of shares for stock-based awards	—	—	—	—	7	(38)	(38)	—	(38)
Noncontrolling interest contributions	—	—	—	—	—	—	—	1,924	1,924
Comprehensive (loss) income	—	—	—	(881)	—	—	(881)	3,936	3,055
Balance at March 31, 2011	8,380	$84	$197,862	$(52,216)	886	$(18,010)	$127,720	$90,110	$217,830

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2011 Form 10-K) filed with the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the financial position of Stratus at March 31, 2012, and the results of operations for the three-month periods ended March 31, 2012 and 2011, and cash flows for the three-month periods ended March 31, 2012 and 2011. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net income (loss) per share of common stock was calculated by dividing net income (loss) attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the period. Because Stratus has a loss from continuing operations in both the first quarters of 2012 and 2011, no potential common shares are included in the computation of any diluted per share amounts.

Stock options and restricted stock units representing approximately 144,500 shares for first-quarter 2012 and approximately 138,800 shares for first-quarter 2011 were excluded from weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of March 31, 2012, capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. The joint venture is consolidated in Stratus’ financial statements based on its assessment that the joint venture is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2011 Form 10-K for further discussion.

At March 31, 2012, Stratus’ consolidated balance sheet includes $259.9 million in total assets and $84.3 million in total liabilities associated with the W Austin Hotel & Residences project. The assets associated with the W Austin Hotel & Residences project can only be used to settle obligations of the joint venture. The $259.9 million of total assets included $10.9 million of cash and cash equivalents, $64.3 million of real estate held for sale, $169.3 million of real estate held for investment and $15.4 million of other assets. The $84.3 million of total liabilities associated with the project included $4.4 million of accounts payable, $4.8 million of accrued liabilities, $0.3 million of deposits, $72.4 million of debt and $2.4 million of other liabilities. Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date. As of March 31, 2012, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 44 percent for Stratus and 56 percent for Canyon-Johnson.

4.	JOINT VENTURE WITH MOFFETT HOLDINGS, LLC
On February 28, 2011, Stratus entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a 92,473-square-foot retail project in the Circle C community. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,933-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000-square-foot building.

Stratus’ capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made capital contributions to the joint venture totaling $3.8 million to fund the development of the project. The joint venture also has available a $13.7 million construction loan with Comerica Bank to finance the development of Parkside Village (see Note 7 of the Stratus 2011 Form 10-K for further discussion). The Parkside Village loan had an outstanding balance of $6.5 million at March 31, 2012.

Stratus is the manager of the joint venture, and after the partners are repaid their original capital contributions and a preferred return on those contributions, Stratus will receive 80 percent of any distributions and Moffett Holdings will receive 20 percent. As the manager of the joint venture with a majority of the voting and profit interest (80 percent), Stratus consolidates this joint venture in its financial statements.

5.	FAIR VALUE MEASUREMENTS
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The carrying value for certain Stratus financial instruments (i.e., cash, accounts and notes receivable, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	158,052	157,055	158,451	157,529

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.	DEBT AND EQUITY TRANSACTIONS
Debt. On January 30, 2012, Stratus fully repaid the Ford loan and during first-quarter 2012 generated operating cash flow, as defined by the Ford profits interest agreement, which entitled Ford to a profits interest of $1.2 million, resulting in a charge to interest expense (before capitalized interest) of approximately $1.2 million in first-quarter 2012. Stratus has no further obligations under the profits interest agreement.

Stratus' Beal Bank loan contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $120.0 million, and the Comerica credit facility and our American Strategic Income Portfolio (ASIP) unsecured term loans contain cross-default provisions with the Beal Bank loan. Stratus' Comerica credit facility also contains a covenant requiring that Stratus' maintain a minimum net worth of $120.0 million. As of December 31, 2011, Stratus' total stockholders' equity was $118.2 million, which was less than the amount required under the covenants in Stratus' loan agreements. However, the sale of 7500 Rialto (see Note 9) together with the sale of common stock during first-quarter 2012 resulted in an increase in Stratus' stockholders' equity balance, which totaled $124.7 million as of March 31, 2012.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $5.0 million for first-quarter 2012 and $4.8 million for first-quarter 2011. Stratus capitalized interest costs totaling $1.4 million for first-quarter 2012 and $4.1 million for first-quarter 2011, primarily related to the W Austin Hotel & Residences project.

Common Stock Sale. On March 15, 2012, in a private placement transaction, Stratus sold 625,000 shares of its common stock to Moffett Holdings for an aggregate purchase price of $5.0 million, or $8.00 per share. Following the sale, Stratus had 8,093,167 shares of common stock outstanding, with Moffett Holdings owning approximately 7.7 percent of Stratus' outstanding common stock. Stratus used the $4.8 million in net proceeds from the sale to reduce the outstanding balance under the Comerica credit facility to $37.4 million at March 31, 2012.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2011 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2011, and March 31, 2012.

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

The difference between Stratus’ consolidated effective income tax rate for the first quarters of 2012 and 2011, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

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

The Hotel segment includes the W Austin Hotel.

The Entertainment Venue segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project, which began operations in February 2011. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends.

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village, and two retail buildings, a bank building and the Parkside Village project in the Circle C community. In February 2012, Stratus sold the two office buildings at 7500 Rialto Boulevard (7500 Rialto). Accordingly, the operating results for 7500 Rialto are reported as discontinued operations in the tables below (see Note 9).

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates general and administrative expenses that do not directly relate to an operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment, excluding the results of the W Austin Hotel & Residences project. Prior year general and administrative expense allocations have been revised to exclude the results of 7500 Rialto. Additionally, prior year amounts for individual segments have been revised to reflect intersegment transactions. The following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment Venue	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended March 31, 2012:
Revenues:
Unaffiliated customers	$14,286	$9,017	$3,271	$926	$—	$27,500
Intersegment	11	49	7	128	(195)	—
Cost of sales, excluding depreciation	13,673	6,652	2,501	497	(256)	23,067
Depreciation	77	1,445	304	326	(35)	2,117
General and administrative expenses	1,229	40	15	314	(127)	1,471
Operating (loss) income	$(682)	$929	$458	$(83)	$223	$845
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	5,034	—	113	2,206	—	7,353
Total assets at March 31, 2012	200,085	122,629	43,603	44,283	(6,735)	403,865

Three Months Ended March 31, 2011:
Revenues:
Unaffiliated customers	$31,575	$7,271	$1,357	$423	$—	$40,626
Intersegment	—	70	20	14	(104)	—
Cost of sales, excluding depreciation	25,920	6,249	1,568	291	(517)	33,511
Depreciation	44	1,272	180	127	(21)	1,602
General and administrative expenses	1,687	4	1	319	(44)	1,967
Operating income (loss)	$3,924	$(184)	$(372)	$(300)	$478	$3,546
Income from discontinued operations	$—	$—	$—	$265	$—	$265
Capital expenditures	12,524	4,256	4,443	1,411	—	22,634
Total assets at March 31, 2011	237,753	124,913	43,160	51,982	(5,966)	451,842

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the joint venture with Canyon-Johnson.

9.	DISCONTINUED OPERATIONS
On February 27, 2012, Stratus sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid $6.7 million ($5.7 million net to Stratus after closing and other costs) in cash and assumed Stratus' outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. Stratus is providing a limited guaranty of debt service and other obligations on the Lantana Promissory Note up to $5.0 million through May 1, 2016, which will be reduced to $2.5 million on May 1, 2016, until January 1, 2018 (the maturity date for the Lantana Promissory Note). Stratus recognized $5.1 million of its $10.1 million gain on the sale in first-quarter 2012 and expects the balance to be recorded as its obligations under the limited guarantee are relieved.

The operating results and assets and liabilities for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment and have been reclassified as discontinued operations (see Note 8). The following table presents the results of operations for 7500 Rialto (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$287	$977
Rental property costs	(370)	(438)
Depreciation	—	(213)
Interest expense[a]	(198)	(317)
Gain on sale	5,146	—
Provision for income taxes	(60)	(10)
Income (loss) from 7500 Rialto	4,805	(1)
Interest capitalized by Stratus to other properties[b]	—	266
Income from discontinued operations	$4,805	$265

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

b.	Stratus capitalized interest cost on the Lantana Promissory Note to other development projects.

The assets and liabilities for 7500 Rialto are shown below (in thousands):

December 31,
2011
Assets:
Cash and cash equivalents	$390
Real estate held for investment	15,193
Other assets	1,346
Total assets	16,929
Liabilities:
Accounts payable	64
Accrued liabilities	947
Deposits	205
Debt	20,367
Total liabilities	21,583
Net liabilities	$(4,654)

10.	NEW ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. Stratus adopted this guidance effective January 1, 2012.

In June 2011, the FASB issued an ASU in connection with accounting guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income, other comprehensive income and total comprehensive income (i.e. including net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. Effective January 1, 2012, Stratus adopted this ASU and presented comprehensive income in a single continuous statement.

11.	SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2011 Annual Report on Form 10-K (2011 Form 10-K) filed with the Securities and Exchange Commission (SEC). The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (unaudited), unless otherwise stated.

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

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The office space totals approximately 41,000 square feet and the retail space totals approximately 18,000 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) includes a live music and entertainment venue and production studio, which opened in February 2011. See “Development and Other Activities – W Austin Hotel & Residences.”

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots, developed or under development acreage and undeveloped acreage as of March 31, 2012, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- Family	Commercial	Total	Single Family	Multi-family	Commercial	Total	Total Acreage
Austin
Barton Creek	109	249	368	617	676	78	50	804	1,421
Lantana	—	—	—	—	—	—	223	223	223
Circle C	—	—	23	23	132	—	335	467	490
W Austin Residences	69	—	—	—	—	—	—	—	—
San Antonio
Camino Real	—	—	—	—	—	—	2	2	2
Total	178	249	391	640	808	78	610	1,496	2,136

Our other Austin holdings at March 31, 2012, consisted of a 22,000-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, two retail buildings totaling 21,000 square feet and a 4,000-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C community, and 54,640 square feet at Parkside Village, a 92,473-square-foot retail project under development in the Circle C community.

In first-quarter 2012, our revenues totaled $27.5 million and our net income attributable to common stock totaled $1.7 million, compared with revenues of $40.6 million and a net loss attributable to common stock of $0.9 million for first-quarter 2011. The decrease in revenues relates primarily to fewer sales of condominium units at the W Austin Hotel & Residences project. Our results for first-quarter 2012 also include a gain of $5.1 million associated with the sale of the two office buildings at 7500 Rialto Boulevard in February 2012 (see "Discontinued Operations" and Note 9 for further discussion).

Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales (see “Capital Resources and Liquidity” for further discussion of our liquidity). In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, foreclosures and interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2011 Form 10-K for further discussion.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL AND BUSINESS STRATEGY

Extended adverse market conditions for real estate in Austin, Texas, have constrained our ability to carry out our business plan. As of March 31, 2012, we had $3.1 million in cash and cash equivalents available for use in our real estate operations, excluding $10.9 million of cash primarily associated with the W Austin Hotel & Residences project, total debt of $158.1 million ($46.0 million of which matures in 2012), and $7.7 million of availability under our credit facility with Comerica. In addition, our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. As of March 31, 2012, our total stockholders' equity was $124.7 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales.

Although we did not comply with the minimum stockholders' equity balance requirement at December 31, 2011, we were able to complete certain transactions in first-quarter 2012 that allowed us to exceed the minimum stockholders' equity balance at March 31, 2012. It is reasonably possible that we will again be out of compliance with the minimum stockholders' equity covenant in the near-term unless current trends improve or we are able to accomplish other mitigating measures. To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in 2012 and expect to pursue additional financing to fund our capital requirements and ongoing operations. There can be no assurance we will be successful in these efforts, which would have a detrimental effect on our ability to continue to operate.

We continue to focus on our near-term goal of developing our properties and projects in an uncertain economic climate through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our ability to meet our future debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. See “Risk Factors” located in Item 1A of our 2011 Form 10-K.

DEVELOPMENT AND OTHER ACTIVITIES

W Austin Hotel & Residences.  In 2005, the City selected our proposal to develop a mixed-use project in downtown Austin immediately north of the new City Hall complex. The W Austin Hotel & Residences project includes a two-acre city block and contains a mixture of hotel, residential, office, retail and entertainment space. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the project. Construction of the approximate $300 million project commenced in second-quarter 2008 and is complete.

We currently consolidate the joint venture with Canyon-Johnson based on our assessment that it is a variable interest entity (VIE) and that we are the primary beneficiary. If it is determined that the W Austin Hotel & Residences project is no longer a VIE or that we are no longer the primary beneficiary of the entity, the project will be deconsolidated from our financial statements. For a discussion of the ownership and financing structure for the W Austin Hotel & Residences project see Note 2 in our 2011 Form 10-K.

W Austin Hotel. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space.

W Austin Residences. Delivery of the first condominium units began in January 2011. Condominium units are being completed on a floor-by-floor basis with delivery of pre-sold units as they are completed. As of April 30, 2012, sales of 92 of the 159 condominium units had closed for $102.5 million (including 12 condominium units for $12.7 million in first-quarter 2012) and 5 of the remaining 67 condominium units were under contract. Net operating income of the joint venture with Canyon-Johnson, including proceeds from the sales of the condominium units, has been and must continue to be offered first to Beal Bank to repay debt incurred in connection with the project.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011, has hosted 226 events through April 30, 2012 (including 49 events in first-quarter 2012) and currently has booked events through December 2012.

Office and Retail. The project has approximately 41,000 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for our corporate office. The project also has approximately 18,000 square feet of leasable retail space, of which 14,500 square feet opened in August 2011. As of March 31, 2012, occupancy was 43 percent for the office space and 79 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing.

Residential. As of March 31, 2012, the number of our residential developed lots and potential development by area are shown below (excluding lots and units associated with our Canyon-Johnson and Crestview Station joint ventures):

	Residential Lots
	Developed	Potential Development[a]	Total
Barton Creek:
Calera:
Calera Drive	7	—	7
Verano Drive	62	—	62
Amarra Drive:
Phase I Lots	4	—	4
Phase II Lots	35	—	35
Townhomes	—	221	221
Phase III Lots	—	64	64
Mirador Estate	1	—	1
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	—	57	57
Total Residential Lots	109	2,356	2,465

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home for $0.5 million during second-quarter 2011. During first-quarter 2012, we sold three Verano Drive lots for $0.8 million and one Calera Drive lot for $0.2 million. As of March 31, 2012, seven lots at Calera Drive and 62 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes eight lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. We sold one Amarra Drive Phase I lot for $0.6 million during second-quarter 2011, and as of March 31, 2012, four Amarra Drive Phase I lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. We sold one Mirador lot for $0.4 million in first-quarter 2012 and as of March 31, 2012, one Mirador estate lot remained unsold.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots in first-quarter 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. In June 2009, the contract was terminated by the homebuilder, and during 2011 and 2010 we sold the remaining unclosed lots (including one lot in first-quarter 2011 for $0.1 million).

The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial. As of March 31, 2012, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Canyon-Johnson and Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,000	—	—	22,000
Barton Creek Village Phase II	—	—	18,000	18,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Ground Lease	4,000	—	—	4,000
5700 Slaughter	21,000	—	—	21,000
Parkside Village[b]	54,640	37,833	—	92,473
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
Tract G06	—	—	400,000	400,000
Tract GR1	—	—	325,000	325,000
Tract G05	—	—	260,000	260,000
Tract CS5	—	—	175,000	175,000
Tract G07	—	—	160,000	160,000
Tract CS1-CS3	—	—	134,200	134,200
Tract L03	—	—	99,800	99,800
Tract L04	—	—	70,000	70,000
Tract LR1	—	—	62,200	62,200
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	104,725	37,833	4,124,200	4,266,758

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

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of March 31, 2012, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease, which expires in 2025. As of March 31, 2012, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,473-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including, a 14,933-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 4). Construction activities continue on schedule, and are expected to be completed in fourth-quarter 2012. As of March 31, 2012, occupancy was 59 percent and we had executed leases for 11,228 additional square feet with leasing activities ongoing.

Lantana. Lantana is a partially developed, mixed-use real estate development project. As of March 31, 2012, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component of Crestview Station. At March 31, 2012, our investment in the Crestview Station project totaled $3.4 million and the joint venture partnership had $7.5 million of outstanding debt, of which we guarantee $1.4 million. In 2011, we and Trammell Crow each contributed $0.5 million to the joint venture for interest and property taxes through loan maturity of May 2012, and scheduled principal payments, which began in June 2011. In April 2012, Crestview sold 73 lots for $3.8 million and reduced its outstanding debt to $4.2 million. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	First-Quarter
	2012	2011
Operating income (loss):
Real estate operations	$(682)	$3,924
Hotel	929	(184)
Entertainment venue	458	(372)
Commercial leasing	(83)	(300)
Eliminations	223	478
Operating income	$845	$3,546
Interest expense, net	$(3,641)	$(783)
Provision for income taxes	(158)	(166)
Net income attributable to noncontrolling interest in subsidiaries	(105)	(3,936)
Net income (loss) attributable to Stratus common stock	1,703	(881)

We have four operating segments, “Real Estate Operations,” “Hotel,” “Entertainment Venue” and “Commercial Leasing” (see Note 8). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	First-Quarter
	2012	2011
Revenues:
Developed property sales	$14,101	$31,442
Commissions and other	196	133
Total revenues	14,297	31,575
Cost of sales, including depreciation	13,750	25,964
General and administrative expenses	1,229	1,687
Operating (loss) income	$(682)	$3,924

Developed Property Sales. Developed property sales for the first quarters of 2012 and 2011 included the following (dollars in thousands):

	First-Quarter
	2012			2011
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
W Austin Hotel & Residences
Condominium Units	12	$12,651	$888	33	$31,297	$723

Barton Creek
Calera
Verano Drive	3	835	136	—	—	—
Calera Drive	1	240	142	—	—	—
Mirador Estate	1	375	228	—	—	—

Circle C
Meridian	—	—	—	1	145	121
Total Residential	17	$14,101		34	$31,442

The decrease in developed property sales revenues in first-quarter 2012 primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project because first-quarter 2011 sales included presales from prior years that closed and were delivered as the units were completed in first-quarter 2011. The decrease in condominium unit sales was partly offset by an increase in lot sales at Barton Creek in first-quarter 2012.

In April 2012, we sold 2 condominium units and as of April 30, 2012, we had 5 condominium units under contract at the W Austin Hotel & Residences project.

Commissions and Other. Commissions and other primarily included sales of our development fee credits to third parties for $0.1 million for the first quarters of 2012 and 2011. We receive these development fee credits as part of the Circle C settlement (see Note 10 of our 2011 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $13.8 million for first-quarter 2012 compared with $26.0 million for first-quarter 2011. The decrease in cost of sales in first-quarter 2012 primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.9 million for first-quarter 2012, compared with $1.5 million for first-quarter 2011. These recurring costs do not vary significantly with the level of property sales.

General and Administrative Expenses. Consolidated general and administrative expenses totaled $1.5 million for first-quarter 2012, compared with $2.0 million for first-quarter 2011 primarily reflecting lower travel, lodging and rent expense. General and administrative expenses allocated to real estate operations totaled $1.2 million for first-quarter 2012 and $1.7 million for first-quarter 2011. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Hotel
The following table summarizes our hotel operating results (in thousands):

	First-Quarter
	2012	2011
Hotel revenue	$9,066	$7,341
Hotel cost of sales, excluding depreciation	6,652	6,249
Depreciation	1,445	1,272
General and administrative expenses	40	4
Operating income (loss)	$929	$(184)

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Certain key operating statistics specific to the hotel industry are included below to further illustrate our hotel operating performance. These statistics include "Average Daily Rate," which is calculated by dividing total room revenue by total rooms occupied and "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available. The following table summarizes our operating measures related to hotel operations:

	First-Quarter
	2012	2011
Average daily rate	$292	$270
Average occupancy	82%	73%
REVPAR	$238	$198

Hotel revenues increased in first-quarter 2012, compared with first-quarter 2011, primarily reflecting higher average occupancy and higher room rates.

Hotel Operating Costs.  Hotel operating costs totaled $6.7 million for first-quarter 2012, compared with $6.2 million for first-quarter 2011 and primarily reflect salaries and wages, food and beverage expenses and advertising costs.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

	First-Quarter
	2012	2011
Entertainment venue revenue	$3,278	$1,377
Entertainment venue cost of sales, excluding depreciation	2,501	1,568
Depreciation	304	180
General and administrative expenses	15	1
Operating income (loss)	$458	$(372)

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

	First-Quarter
	2012	2011
Events:
Events hosted	49	32
Estimated attendance	61,500	48,600
Ancillary net revenue per attendee[a]	$41.17	$15.85
Ticketing:
Number of tickets sold	31,500	25,700
Gross value of tickets sold (in thousands)	$1,562	$1,043

a.	Primarily includes sales of concessions and merchandise.

Entertainment venue revenues increased in first-quarter 2012, compared with first-quarter 2011, primarily reflecting an increase in number of events hosted and ancillary revenue per attendee.

Entertainment Venue Operating Costs.  Entertainment venue operating costs totaled $2.5 million in first-quarter 2012, compared with $1.6 million for first-quarter 2011 and primarily reflect artist performance fees, salaries, property taxes and utilities.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	First-Quarter
	2012	2011
Rental revenue	$1,054	$437
Rental cost of sales, excluding depreciation	497	291
Depreciation	326	127
General and administrative expenses	314	319
Operating loss	$(83)	$(300)

Rental Revenue. Rental revenue totaled $1.1 million for first-quarter 2012, compared with $0.4 million for first-quarter 2011, primarily reflecting rental revenue from the office and retail space at the W Austin Hotel & Residences project and Parkside Village, which opened during 2011.

Rental Operating Costs. Rental operating costs increased to $0.5 million in first-quarter 2012, compared with $0.3 million in first-quarter 2011, primarily reflecting operating costs from the office and retail space at the W Austin Hotel & Residences project and Parkside Village, which opened during 2011.

Depreciation. Depreciation expense increased to $0.3 million in first-quarter 2012, compared with $0.1 million in first-quarter 2011, primarily reflecting depreciation on the office and retail space at the W Austin Hotel & Residences project and Parkside Village, which opened during 2011.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $5.0 million for first-quarter 2012, compared with $4.8 million in first-quarter 2011. Higher interest expense in first-quarter 2012 primarily reflected a charge to interest expense associated with the Ford profits interest totaling $1.2 million in first-quarter 2012, offset by debt repayments on the Ford loan during 2011. Capitalized interest is primarily related to the W Austin Hotel & Residences project and the Parkside Village project and totaled $1.4 million for first-quarter 2012, compared with $4.1 million for first-quarter 2011.

Other Income, net. We recorded other income of $0.3 million for first-quarter 2011, which reflects forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project.

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Crestview Station sold substantially all of its multi-family and commercial properties prior to 2010. Our equity in Crestview Station’s losses totaled $0.1 million for the first quarters of 2012 and 2011, primarily reflecting operating losses recognized by Crestview Station. In April 2012, Crestview sold 73 lots for $3.8 million.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for the first quarters of 2012 and 2011. Our tax provision for the first quarters of 2012 and 2011 includes the Texas state margin tax. The difference between our consolidated effective income tax rate for the first quarters of 2012 and 2011, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

Net Income Attributable to Noncontrolling Interest in Subsidiaries. Net income attributable to nonconrolling interest in subsidiaries totaled $0.1 million for first-quarter 2012 and $3.9 million in first-quarter 2011, primarily related to the W Austin Hotel & Residences project (see Note 3).

DISCONTINUED OPERATIONS

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. See Note 9 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

As a result of continuing weak economic conditions and reduced activity in the real estate market, including the markets in which we operate, the near-term outlook for sales of our properties is uncertain. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve. See "Near-Term Requirements for Additional Capital and Business Strategy" for further discussion of our liquidity.

Comparison of Three-Months 2012 and 2011 Cash Flows
Cash used in operating activities totaled $1.9 million during first-quarter 2012, compared with cash provided by operating activities of $15.5 million during first-quarter 2011. The decrease is primarily because of a $17.3 million reduction in developed property sales principally resulting from fewer sales of condominium units at the W Austin Hotel & Residences project. We currently expect fewer sales of condominium units in 2012, compared with 2011, because 2011 sales included presales from prior years that closed and were delivered as the units were completed in 2011. In addition, while the continued weakness in the U.S. and Austin, Texas area real estate market has negatively affected sales of lots. However, we have experienced a slight increase in lot sales activity in 2012. Expenditures for purchases and development of real estate properties for the first quarters of 2012 and 2011 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($3.5 million during first-quarter 2012, compared with $10.5 million during first-quarter 2011).

Cash provided by investing activities totaled $3.2 million during first-quarter 2012, compared with cash used in investing activities of $10.1 million during first-quarter 2011. Capital expenditures in first-quarter 2012 primarily included costs for Parkside Village totaling $2.1 million. Capital expenditures for first-quarter 2011 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $9.9 million.

Cash provided by financing activities totaled $4.6 million for first-quarter 2012, compared with cash used in financing activities of $6.3 million for first-quarter 2011. In first-quarter 2012, net payments on our credit facility totaled $0.9 million. Borrowings from the Beal Bank loan for the W Austin Hotel & Residences project totaled $4.7 million and borrowings from the Parkside Village loan totaled $2.4 million. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $6.7 million for first-quarter 2012. During first-quarter 2012 we generated net proceeds of $4.8 million from the sale of common stock. Noncontrolling interest contributions for the W Austin Hotel & Residences project and Parkside Village project totaled $0.3 million for first-quarter 2012, compared with $1.9 million for first-quarter 2011. In first-quarter 2011, net borrowings from our credit facility totaled $9.9 million (including $2.6 million under the Comerica term loans) and borrowings from the Beal Bank loan totaled $11.3 million. Debt repayments on project and term loans totaled $29.3 million for first-quarter 2011. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2012.

Credit Facility and Other Financing Arrangements
At March 31, 2012, we had total debt of $158.1 million, compared with $158.5 million at December 31, 2011. Our debt outstanding at March 31, 2012 consisted of the following:

•
$72.4 million outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the project.

•
$37.4 million outstanding, $2.9 million of letters of credit issued and $7.7 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan, of which $6.9 million is available, a $8.0 million term loan, none of which is available, and a $5.0 million term loan, $0.8 million of which is available. The availability under the $8.0 million term loan has been permanently reduced by $2.0 million since March 31, 2011, when the required quarterly principal payments of $0.5 million were made starting in second-quarter 2011. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•
$32.0 million outstanding under seven unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $7.0 million loan, a $5.0 million loan, two $3.5 million loans, a $3.0 million loan and a $2.0 million loan.

•	$6.5 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 4 for further discussion).

•	$5.2 million outstanding under a $5.4 million term loan, which is secured by 5700 Slaughter.

•	$4.5 million outstanding under a term loan, which is secured by Barton Creek Village.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and our Comerica credit facility and our ASIP unsecured term loans contain cross-default provisions with the Beal Bank loan. As of March 31, 2012, our total stockholders’ equity was $124.7 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impact on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see “Risk Factors” located in Item 1A. of our 2011 Form 10-K.

Maturities
The following table summarizes our debt maturities as of March 31, 2012 (in thousands):

	2012		2013	2014	2015	2016	Thereafter	Total
Beal Bank Loan	$—		$—	$72,436	$—	$—	$—	$72,436
Comerica Credit Facility	37,404	[a]	—	—	—	—	—	37,404
Unsecured Term Loans	8,500	[b]	15,000	8,500	—	—	—	32,000
5700 Slaughter Loan	61		89	95	4,978	—	—	5,223
Barton Creek Village Loan	70		100	4,283	—	—	—	4,453
Parkside Village Loan	—		6,536	—	—	—	—	6,536
Total	$46,035		$21,725	$85,314	$4,978	$—	$—	$158,052

a.	Facility matures in August 2012.

b.	Loans mature in December 2012.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” located in Item 1A. of our 2011 Form 10-K.

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

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended March 31, 2012.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
January 1 to 31, 2012	—	—	—	113,645
February 1 to 29, 2012	—	—	—	113,645
March 1 to 31, 2012	—	—	—	113,645
Total	—	—	—

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: May 15, 2012

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	8/26/2010

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1	Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services, LLC, as Rights Agent.		8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Stock Purchase Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1