Form 10-Q
period 2012-06-30
STRATUS PROPERTIES INC
filed 2012-08-14
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

On July 31, 2012, there were issued and outstanding 8,095,042 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$15,075	$7,695
Real estate held for sale	78,899	74,003
Real estate under development	31,111	54,956
Land held for future development	60,504	60,936
Real estate held for investment, net	191,607	185,221
Investment in unconsolidated affiliate	3,507	3,246
Other assets	21,913	18,619
Discontinued operations	—	16,929
Total assets	$402,616	$421,605

LIABILITIES AND EQUITY
Accounts payable	$5,216	$8,760
Accrued liabilities	6,089	10,217
Deposits	1,846	1,848
Debt	160,342	158,451
Other liabilities and deferred gain	9,001	3,064
Discontinued operations	—	21,583
Total liabilities	182,494	203,923

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	—	—
Common stock	90	84
Capital in excess of par value of common stock	203,121	198,175
Accumulated deficit	(63,578)	(61,723)
Common stock held in treasury	(18,392)	(18,347)
Total Stratus stockholders’ equity	121,241	118,189
Noncontrolling interest in subsidiaries	98,881	99,493
Total equity	220,122	217,682
Total liabilities and equity	$402,616	$421,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Real estate	$6,801	$33,274	$21,087	$64,849
Hotel	8,607	7,060	17,624	14,331
Entertainment venue	2,832	2,553	6,103	3,910
Rental	1,129	494	2,055	917
Total revenues	19,369	43,381	46,869	84,007
Cost of sales:
Real estate	7,385	27,582	20,838	53,013
Hotel	6,781	6,189	13,432	12,438
Entertainment venue	2,317	2,578	4,794	4,118
Rental	529	321	1,015	612
Depreciation	2,166	1,896	4,283	3,498
Total cost of sales	19,178	38,566	44,362	73,679
General and administrative expenses	1,857	1,671	3,328	3,638
Total costs and expenses	21,035	40,237	47,690	77,317
Operating (loss) income	(1,666)	3,144	(821)	6,690
Interest expense, net	(2,967)	(1,369)	(6,608)	(2,152)
Other income, net	11	197	40	466
(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliate’s income (loss)	(4,622)	1,972	(7,389)	5,004
Equity in unconsolidated affiliate’s income (loss)	147	(89)	75	(165)
Provision for income taxes	(141)	(156)	(299)	(322)
(Loss) income from continuing operations	(4,616)	1,727	(7,613)	4,517
Income from discontinued operations	—	147	4,805	412
Net (loss) income and total comprehensive (loss) income	(4,616)	1,874	(2,808)	4,929
Net loss (income) and total comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	1,058	(3,526)	953	(7,462)
Net loss and total comprehensive loss attributable to Stratus common stock	$(3,558)	$(1,652)	$(1,855)	$(2,533)

Basic and diluted net (loss) income per share of common stock:
Continuing operations	$(0.44)	$(0.24)	$(0.85)	$(0.39)
Discontinued operations	—	0.02	0.61	0.05
Basic and diluted net loss per share attributable to Stratus common stock	$(0.44)	$(0.22)	$(0.24)	$(0.34)

Weighted average shares of common stock outstanding:
Basic and diluted	8,095	7,494	7,836	7,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net (loss) income	$(2,808)	$4,929
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,283	3,924
Cost of real estate sold	14,614	43,300
Gain on sale of 7500 Rialto	(5,146)	—
Stock-based compensation	109	213
Equity in unconsolidated affiliate’s (income) loss	(75)	165
Deposits	(58)	139
Development of real estate properties	(6,571)	(26,393)
(Increase) decrease in other assets	(3,013)	27
Decrease in accounts payable, accrued liabilities and other	(3,775)	(547)
Net cash (used in) provided by operating activities	(2,440)	25,757

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(2,806)	(2,904)
Entertainment venue	(164)	(5,092)
Hotel	—	(5,365)
Proceeds from sale of 7500 Rialto	5,697	—
Investment in unconsolidated affiliate	(185)	(500)
Net cash provided by (used in) investing activities	2,542	(13,861)

Cash flow from financing activities:
Borrowings from credit facility	9,500	13,000
Payments on credit facility	(9,909)	(1,626)
Borrowings from project and term loans	9,019	25,780
Payments on project and term loans	(6,861)	(58,308)
Noncontrolling interest contributions	341	4,602
Common stock issuance	4,817	—
Net payments for stock-based awards	(19)	(75)
Financing costs	—	(263)
Net cash provided by (used in) financing activities	6,888	(16,890)
Net increase (decrease) in cash and cash equivalents	6,990	(4,994)
Cash and cash equivalents at beginning of year	8,085	11,730
Cash and cash equivalents at end of period	$15,075	$6,736

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interest in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	23	—	26	—	—	—	26	—	26
Stock-based compensation	—	—	109	—	—	—	109	—	109
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interest contributions	—	—	—	—	—	—	—	341	341
Total comprehensive loss	—	—	—	(1,855)	—	—	(1,855)	(953)	(2,808)
Balance at June 30, 2012	9,035	$90	$203,121	$(63,578)	940	$(18,392)	$121,241	$98,881	$220,122

Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	879	$(17,972)	$128,550	$84,250	$212,800
Exercised and issued stock-based awards	26	—	(20)	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	213	—	—	—	213	—	213
Tender of shares for stock-based awards	—	—	—	—	7	(56)	(56)	—	(56)
Noncontrolling interest contributions	—	—	—	—	—	—	—	4,602	4,602
Total comprehensive (loss) income	—	—	—	(2,533)	—	—	(2,533)	7,462	4,929
Balance at June 30, 2011	8,380	$84	$197,966	$(53,868)	886	$(18,028)	$126,154	$96,314	$222,468

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2011 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods. Operating results for the three-month and six-month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the net loss attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the period. Because Stratus has losses from continuing operations in both the three- and six-month periods ended June 30, 2012, and 2011, no potential common shares are included in the computation of any diluted per share amounts.

Stock options and restricted stock units representing approximately 136,700 shares for second-quarter 2012, approximately 91,300 shares for second-quarter 2011, approximately 140,600 shares for the first six months of 2012 and approximately 115,000 shares for the first six months of 2011 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of June 30, 2012, capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. The joint venture is consolidated in Stratus’ financial statements based on its assessment that the joint venture is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2011 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the joint venture (in thousands):

	June 30,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$12,745	$4,955
Real estate held for sale	61,752	54,783
Real estate under development	—	18,432
Real estate held for investment, net	167,577	170,788
Other assets	17,039	13,984
Total assets	259,113	262,942
Liabilities:
Accounts payable	3,910	6,526
Accrued liabilities	4,376	7,360
Deposits	1,551	1,618
Debt[a]	72,341	70,349
Other liabilities	3,194	1,510
Total liabilities	85,372	87,363
Net assets	$173,741	$175,579

a.	Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation.

The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date. As of June 30, 2012, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 44 percent for Stratus and 56 percent for Canyon-Johnson.

4.	JOINT VENTURE WITH MOFFETT HOLDINGS, LLC
On February 28, 2011, Stratus entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C community.

Stratus’ capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made capital contributions to the joint venture totaling $3.8 million to fund the development of the project. The joint venture also has a construction loan with Comerica Bank to finance the development of Parkside Village (see Note 7 of the Stratus 2011 Form 10-K for further discussion). The Parkside Village loan had an outstanding balance of $8.4 million and availability of $5.3 million at June 30, 2012.

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

The carrying value for certain Stratus financial instruments (i.e., cash, accounts and notes receivable, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$160,342	$160,002	$158,451	$157,529

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

Stratus' Beal Bank loan contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $120.0 million, and the Comerica credit facility and our American Strategic Income Portfolio (ASIP) unsecured term loans contain cross-default provisions with the Beal Bank loan. As of December 31, 2011, Stratus' total stockholders' equity was $118.2 million, which was less than the amount required under the covenants in Stratus' loan agreements. However, the sale of 7500 Rialto (see Note 10) together with the sale of common stock during first-quarter 2012 resulted in an increase in Stratus' stockholders' equity balance, which totaled $121.2 million as of June 30, 2012.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.6 million for second-quarter 2012, $4.7 million for second-quarter 2011, $8.7 million for the first six months of 2012 and $9.5 million for the first six months of 2011. Stratus capitalized interest costs totaling $0.7 million for second-quarter 2012, $3.3 million for second-quarter 2011, $2.1 million for the first six months of 2012 and $7.4 million for the first six months of 2011 primarily related to the W Austin Hotel & Residences project.

7.	STOCKHOLDERS' EQUITY
On March 15, 2012, in a private placement transaction, Stratus sold 625,000 shares of its common stock to Moffett Holdings for an aggregate purchase price of $5.0 million, or $8.00 per share. Following the sale, Stratus had 8,093,167 shares of common stock outstanding, with Moffett Holdings owning approximately 7.7 percent of Stratus' outstanding common stock. Stratus used the $4.8 million in net proceeds from the sale to reduce the outstanding balance under the Comerica credit facility.

8.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2011 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2011, and June 30, 2012.

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

The difference between Stratus’ consolidated effective income tax rate for the first six months of 2012 and 2011, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

9.	BUSINESS SEGMENTS
Stratus currently has four operating segments, Real Estate Operations, Hotel, Entertainment Venue and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and undeveloped), which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment Venue segment includes Austin City Limits Live at the Moody Theater (ACL Live), a live music and entertainment venue and production studio at the W Austin Hotel & Residences project, which began operations in February 2011. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends.

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village, and 5700 Slaughter and the Parkside Village project in the Circle C community. In February 2012, Stratus sold the two office buildings at 7500 Rialto Boulevard (7500 Rialto). Accordingly, the operating results for 7500 Rialto are reported as discontinued operations in the tables below (see Note 10).

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates parent company general and administrative expenses that do not directly relate to an operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel & Residences project are allocated to the real estate operations, hotel, entertainment venue and commercial leasing segments based on projected annual revenues for the W Austin Hotel & Residences project. Prior year general and administrative expense allocations have been revised to exclude the results of 7500 Rialto. Additionally, prior year amounts for individual segments have been revised to reflect intersegment transactions. The following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment Venue	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended June 30, 2012:
Revenues:
Unaffiliated customers	$6,801	$8,607	$2,832	$1,129	$—	$19,369
Intersegment	12	49	23	94	(178)	—
Cost of sales, excluding depreciation	7,407	6,781	2,344	544	(64)	17,012
Depreciation	73	1,445	306	378	(36)	2,166
General and administrative expenses	1,448	123	41	362	(117)	1,857
Operating (loss) income	$(2,115)	$307	$164	$(61)	$39	$(1,666)
Capital expenditures	$1,570	$—	$51	$567	$—	$2,188
Total assets at June 30, 2012	199,526	121,236	44,429	45,020	(7,595)	402,616

Three Months Ended June 30, 2011:
Revenues:
Unaffiliated customers	$33,274	$7,060	$2,553	$494	$—	$43,381
Intersegment	—	101	16	132	(249)	—
Cost of sales, excluding depreciation	27,622	6,190	2,629	321	(92)	36,670
Depreciation	68	1,399	287	173	(31)	1,896
General and administrative expenses	1,520	—	—	289	(138)	1,671
Operating income (loss)	$4,064	$(428)	$(347)	$(157)	$12	$3,144
Income from discontinued operations	$—	$—	$—	147	$—	$147
Capital expenditures	13,869	1,109	649	1,493	—	17,120
Total assets at June 30, 2011	214,830	124,966	43,237	55,372	(7,262)	431,143

Six Months Ended June 30, 2012:
Revenues:
Unaffiliated customers	$21,087	$17,624	$6,103	$2,055	$—	$46,869
Intersegment	18	98	29	226	(371)	—
Cost of sales, excluding depreciation	20,883	13,432	4,844	1,041	(121)	40,079
Depreciation	150	2,890	610	704	(71)	4,283
General and administrative expenses	2,677	163	56	676	(244)	3,328
Operating (loss) income	$(2,605)	$1,237	$622	$(140)	$65	$(821)
Income from discontinued operations	$—	$—	$—	4,805	$—	$4,805
Capital expenditures	6,571	—	164	2,806	—	9,541

Six Months Ended June 30, 2011:
Revenues:
Unaffiliated customers	$64,849	$14,331	$3,910	$917	$—	$84,007
Intersegment	—	170	36	146	(352)	—
Cost of sales, excluding depreciation	53,102	12,439	4,197	612	(169)	70,181
Depreciation	112	2,671	467	300	(52)	3,498
General and administrative expenses	3,194	—	—	608	(164)	3,638
Operating income (loss)	$8,441	$(609)	$(718)	$(457)	$33	$6,690
Income from discontinued operations	$—	$—	$—	$412	$—	$412
Capital expenditures	26,393	5,365	5,092	2,904	—	39,754

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the joint venture with Canyon-Johnson.

10.	DISCONTINUED OPERATIONS
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

The operating results and assets and liabilities for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment (see Note 9). The following table presents the results of operations for 7500 Rialto up to and including the sale in February 2012 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2012	2011
Revenues	$879	$287	$1,856
Rental property costs	(418)	(370)	(856)
Depreciation	(213)	—	(426)
Interest expense[a]	(316)	(198)	(633)
Gain on sale	—	5,146	—
Provision for income taxes	(9)	(60)	(19)
Income (loss) from 7500 Rialto	(77)	4,805	(78)
Interest capitalized by Stratus to other properties[b]	224	—	490
Income from discontinued operations	$147	$4,805	$412

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

b.	Stratus capitalized interest cost on the Lantana Promissory Note to other development projects.

The assets and liabilities for 7500 Rialto are shown below (in thousands):

December 31,
2011
Assets:
Cash and cash equivalents	$390
Real estate held for investment, net	15,193
Other assets	1,346
Total assets	16,929
Liabilities:
Accounts payable	64
Accrued liabilities	947
Deposits	205
Debt	20,367
Total liabilities	21,583
Net liabilities	$(4,654)

11.	NEW ACCOUNTING STANDARDS
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

12.	SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2011 Annual Report on Form 10-K (2011 Form 10-K) filed with the Securities and Exchange Commission. The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (unaudited), unless otherwise stated.

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi- and single-family residential real estate properties located primarily in the Austin, Texas area. We generate revenues primarily from sales of developed properties and from our hotel operations. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The office space totals 37,551 square feet and the retail space totals approximately 18,362 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) includes a live music and entertainment venue and production studio, which opened in February 2011. See “Development and Other Activities – W Austin Hotel & Residences.”

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units, developed or under development acreage and undeveloped acreage as of June 30, 2012, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	103	249	368	617	676	78	50	804	1,421
Circle C	—	—	23	23	132	—	335	467	490
Lantana	—	—	—	—	—	—	223	223	223
W Austin Residences	61	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	164	249	391	640	808	78	610	1,496	2,136

Our principal commercial holdings at June 30, 2012, in addition to the W Austin Hotel & Residences, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development and Other Activities-Commercial."

In second-quarter 2012, our revenues totaled $19.4 million and our net loss attributable to common stock totaled $3.6 million, compared with revenues of $43.4 million and a net loss attributable to common stock of $1.7 million for second-quarter 2011. For the first six months of 2012, our revenues totaled $46.9 million and our net loss attributable to common stock totaled $1.9 million, compared with revenues of $84.0 million and a net loss attributable to common stock of $2.5 million for the first six months of 2011. The decrease in revenues relates primarily to fewer sales of condominium units at the W Austin Hotel & Residences project. Our results for the first six months of 2012 also include a gain of $5.1 million associated with the sale of the two office buildings at 7500 Rialto Boulevard in February 2012 (see "Discontinued Operations" and Note 10 for further discussion).

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

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL AND BUSINESS STRATEGY

Extended adverse market conditions for real estate in Austin, Texas, have constrained our ability to carry out our business plan. As of June 30, 2012, we had $1.7 million in cash and cash equivalents available for use in our real estate operations, excluding $13.4 million of cash primarily associated with the W Austin Hotel & Residences project, total debt of $160.3 million ($46.5 million of which matures in 2012), and $6.6 million of availability under our credit facility with Comerica. Our 2012 debt maturities include our $37.9 million credit facility with Comerica, which we extended the maturity of from August 2012 to November 2012, and our $8.5 million American Strategic Income Portfolio (ASIP) unsecured term loans, which mature in December 2012. In addition, our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. As of June 30, 2012, our total stockholders' equity was $121.2 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales.

Although we did not comply with the minimum stockholders' equity balance requirement at December 31, 2011, we were able to complete certain transactions in first-quarter 2012 that allowed us to exceed the minimum stockholders' equity balance at March 31, 2012, and June 30, 2012. It is reasonably possible that we will again be out of compliance with the minimum stockholders' equity covenant in the near-term unless current trends improve or we are able to accomplish other mitigating measures. To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in 2012 and expect to pursue additional financing to fund our capital requirements and ongoing operations. There can be no assurance we will be successful in these efforts. Our inability to succeed in these efforts would have a detrimental effect on our ability to continue to operate.

We continue to focus on our near-term goal of developing our properties and projects in an uncertain economic climate through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. See “Risk Factors” located in Item 1A of our 2011 Form 10-K.

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

W Austin Residences. Delivery of the first condominium units began in January 2011. Condominium units were completed on a floor-by-floor basis with delivery of pre-sold units as they were completed. As of July 31, 2012, sales of 100 of the 159 condominium units had closed for $107.4 million (including 8 units for $4.5 million in second-quarter 2012) and 7 of the remaining 59 units were under contract. Net operating income of the joint venture with Canyon-Johnson, including proceeds from the sales of the condominium units, has been and must continue to be offered first to Beal Bank to repay debt incurred in connection with the project. The Joint venture had $12.7 million of cash at June 30, 2012. After determining the appropriate amount of cash to maintain as an operating reserve, the joint venture may distribute any excess cash to us and Canyon-Johnson.

W Austin Hotel. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011, has hosted 260 events through July 31, 2012 (including 50 events in second-quarter 2012) and currently has booked events through February 2013.

Office and Retail. The project has 37,551 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for our corporate office. The project also has 18,362 square feet of leasable retail space, of which 14,500 square feet opened in August 2011. As of June 30, 2012, occupancy was 47 percent for the office space and 80 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing.

Residential. As of June 30, 2012, the number of our residential developed lots/units and potential development by area are shown below (excluding lots associated with our Crestview Station joint venture):

	Residential Lots/Units
	Developed	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	61	—	61
Barton Creek:
Calera:
Calera Drive	7	—	7
Verano Drive	58	—	58
Amarra Drive:
Phase I Lots	2	—	2
Phase II Lots	35	—	35
Townhomes	—	221	221
Phase III Lots	—	64	64
Mirador Estate	1	—	1
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	—	57	57
Total Residential Lots/Units	164	2,356	2,520

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

W Austin Hotel & Residences. See "Development and Other Activities - W Austin Hotel & Residences" for further discussion.

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home for $0.5 million during second-quarter 2011. During the first six months of 2012, we sold seven Verano Drive lots for $2.2 million and one Calera Drive lot for $0.2 million. As of June 30, 2012, seven lots at Calera Drive and 58 lots at Verano Drive remained unsold.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. We sold two Amarra Drive Phase I lots for $0.7 million during second-quarter 2012, one lot for $0.6 million during second-quarter 2011 and as of June 30, 2012, two lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, but no sales have occurred as of June 30, 2012.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. We sold one Mirador lot for $0.4 million in first-quarter 2012 and as of June 30, 2012, one Mirador estate lot remained unsold.

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

Commercial. As of June 30, 2012, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Crestview Station joint venture):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
W Austin Hotel & Residences project:
Office[b]	37,551	—	—	37,551
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,000	—	—	22,000
Barton Creek Village Phase II	—	—	18,000	18,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,000	—	—	4,000
5700 Slaughter	21,000	—	—	21,000
Parkside Village[b]	60,942	31,531	—	92,473
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
Tract G06	—	—	400,000	400,000
Tract GR1	—	—	325,000	325,000
Tract G05	—	—	260,000	260,000
Tract CS5	—	—	175,000	175,000
Tract G07	—	—	160,000	160,000
Tract CS1-CS3	—	—	134,200	134,200
Tract L03	—	—	99,800	99,800
Tract L04	—	—	70,000	70,000
Tract LR1	—	—	62,200	62,200
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	166,940	31,531	4,124,200	4,322,671

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

W Austin Hotel & Residences. See "Development and Other Activities - W Austin Hotel & Residences" for further discussion.

Barton Creek. The first phase of the Barton Creek Village includes a 22,000-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of June 30, 2012, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,000 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease, which expires in 2025. As of June 30, 2012, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 92,473-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including, a 14,933-square-foot building, a 10,000-square-foot building, two 7,500-square-foot buildings and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 4). Construction activities continue on schedule, and are expected to be completed in fourth-quarter 2012. As of June 30, 2012, occupancy was 66 percent and we had executed leases for 4,926 additional square feet with leasing activities ongoing.

Lantana. Lantana is a partially developed, mixed-use real estate development project. As of June 30, 2012, we had remaining entitlements for approximately 1.7 million square feet of office and retail use on 223 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. At June 30, 2012, our investment in the Crestview Station project totaled $3.5 million and the joint venture partnership had $4.2 million of outstanding debt, for which each partner has executed a joint and several guarantee of $1.1 million, or 25 percent of the outstanding balance. If the third take-down contemplated by the purchase and sale agreement does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating (loss) income:
Real estate operations	$(2,115)	$4,064	$(2,605)	$8,441
Hotel	307	(428)	1,237	(609)
Entertainment venue	164	(347)	622	(718)
Commercial leasing	(61)	(157)	(140)	(457)
Eliminations and other	39	12	65	33
Operating (loss) income	$(1,666)	$3,144	$(821)	$6,690
Interest expense, net	$(2,967)	$(1,369)	$(6,608)	$(2,152)
Net loss (income) attributable to noncontrolling interest in subsidiaries	1,058	(3,526)	953	(7,462)
Net loss attributable to Stratus common stock	(3,558)	(1,652)	(1,855)	(2,533)

We have four operating segments, “Real Estate Operations,” “Hotel,” “Entertainment Venue” and “Commercial Leasing” (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30,
	2012	2011	2012	2011
Revenues:
Developed property sales	$6,620	$33,139	$20,721	$64,581
Commissions and other	193	135	384	268
Total revenues	6,813	33,274	21,105	64,849
Cost of sales, including depreciation	7,480	27,690	21,033	53,214
General and administrative expenses	1,448	1,520	2,677	3,194
Operating (loss) income	$(2,115)	$4,064	$(2,605)	$8,441

Developed Property Sales. Developed property sales for the 2012 and 2011 periods included the following (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
W Austin Hotel & Residences
Condominium Units	8	$4,525	$488	26	$32,099	$950

Barton Creek
Calera:
Verano Drive	4	1,350	199	—	—	—
Calera Court Courtyard Homes	—	—	—	1	490	501
Amarra Drive:
Phase I Lots	2	745	313	1	550	198
Total Residential	14	$6,620		28	$33,139

	Six Months Ended June 30,
	2012			2011
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium Units	20	$17,176	$728	59	$63,396	$823

Barton Creek
Calera:
Verano Drive	7	2,185	172	—	—	—
Calera Drive	1	240	142	—	—	—
Calera Court Courtyard Homes	—	—	—	1	490	501
Amarra:
Phase I Lots	2	745	313	1	550	198
Mirador Estate	1	375	228	—	—	—

Circle C
Meridian	—	—	—	1	145	121
Total Residential	31	$20,721		62	$64,581

The decrease in developed property sales revenues in the 2012 periods primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project because the sales for the 2011 periods included presales from prior years that closed and were delivered as the units were completed during 2011. In addition, the inventory of condominium units has declined because of sales, leaving a remaining inventory of 59 units at July 31, 2012. The decrease in condominium unit sales was partly offset by an increase in lot sales at Barton Creek in the 2012 periods.

In July 2012, we sold 2 condominium units and as of July 31, 2012, we had 7 condominium units under contract at the W Austin Hotel & Residences project.

Commissions and Other. Commissions and other primarily included sales of our development fee credits to third parties for $0.1 million for the second quarters of 2012 and 2011, $0.2 million for the first six months of 2012 and$0.1 million for the first six months of 2011. We received these development fee credits as part of the Circle C settlement (see Note 10 of our 2011 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $7.5 million for second-quarter 2012 compared with $27.7 million for second-quarter 2011, and $21.0 million for the first six months of 2012 compared with $53.2 million for the first six months of 2011. The decrease in cost of sales in the 2012 periods primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.7 million for second-quarter 2012, $1.5 million for second-quarter 2011, $3.6 million for the first six months of 2012 and $3.0 million for the first six months of 2011. These recurring costs do not vary significantly with the level of property sales.

General and Administrative Expenses. Consolidated general and administrative expenses totaled $1.9 million for second-quarter 2012, compared with $1.7 million for second-quarter 2011, and $3.3 million for the first six months of 2012 compared with $3.6 million for the first six months of 2011 primarily reflecting lower travel, lodging and rent expense, which more than offset lower capitalized general and administrative expenses. Higher general and administrative expenses in second-quarter 2012 primarily reflected lower capitalized general and administrative expenses. General and administrative expenses allocated to real estate operations totaled $1.4 million for second-quarter 2012, $1.5 million for second-quarter 2011, $2.7 million for the first six months of 2012 and $3.2 million for the first six months of 2011. For more information about the allocation of general and administrative expenses to our operating segments, see Note 9.

Hotel
The following table summarizes our hotel operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Hotel revenue	$8,656	$7,161	$17,722	$14,501
Hotel cost of sales, excluding depreciation	6,781	6,190	13,432	12,439
Depreciation	1,445	1,399	2,890	2,671
General and administrative expenses	123	—	163	—
Operating income (loss)	$307	$(428)	$1,237	$(609)

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $225 for second-quarter 2012 and $232 for the first six months of 2012, compared with $182 for second-quarter 2011 and $190 for the first six months of 2011. Hotel revenues increased in the 2012 periods, compared with the 2011 periods, primarily reflecting higher average occupancy and higher room rates.

Hotel Operating Costs.  Hotel operating costs totaled $6.8 million for second-quarter 2012, compared with $6.2 million for second-quarter 2011, and $13.4 million for the first six months of 2012, compared with $12.4 million for the first six months of 2011 reflecting increased variable costs including food and beverage expenses.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Entertainment venue revenue	$2,855	$2,569	$6,132	$3,946
Entertainment venue cost of sales, excluding depreciation	2,344	2,629	4,844	4,197
Depreciation	306	287	610	467
General and administrative expenses	41	—	56	—
Operating income (loss)	$164	$(347)	$622	$(718)

Entertainment Venue Revenue. Entertainment venue revenue reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our venue operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Events:
Events hosted	50	40	99	72
Estimated attendance	42,200	45,900	103,600	94,500
Ancillary net revenue per attendee[a]	$39.49	$11.92	$40.49	$13.93
Ticketing:
Number of tickets sold	28,300	36,900	59,800	62,700
Gross value of tickets sold (in thousands)	$1,625	$1,966	$3,187	$3,009

a.	Primarily includes sales of concessions and merchandise.

Entertainment venue revenues increased in the 2012 periods, compared with the 2011 periods, primarily reflecting an increase in number of events hosted, sponsorship revenue and ancillary revenue per attendee.

Entertainment Venue Operating Costs.  Entertainment venue operating costs totaled $2.3 million in second-quarter 2012, compared with $2.6 million for second-quarter 2011, and $4.8 million for the first six months of 2012, compared with $4.2 million for the first six months of 2011 primarily reflecting increased artist performance fees associated with an increase in events hosted.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental revenue	$1,223	$626	$2,281	$1,063
Rental cost of sales, excluding depreciation	544	321	1,041	612
Depreciation	378	173	704	300
General and administrative expenses	362	289	676	608
Operating loss	$(61)	$(157)	$(140)	$(457)

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in the 2012 periods primarily reflects increased occupancy at W Austin Hotel and Residences and Parkside Village, both of which opened in 2011.

Rental Operating Costs. Rental operating costs increased to $0.5 million in second-quarter 2012, compared with $0.3 million in second-quarter 2011, and $1.0 million for the first six months of 2012, compared with $0.6 million for the first six months of 2011 primarily reflecting higher operating costs from the office and retail space at the W Austin Hotel & Residences project and Parkside Village.

Depreciation. Depreciation expense increased to $0.4 million in second-quarter 2012, compared with $0.2 million in second-quarter 2011, and $0.7 million for the first six months of 2012, compared with $0.3 million for the first six months of 2011 primarily reflecting higher depreciation on the office and retail space at the W Austin Hotel & Residences project and Parkside Village.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $3.6 million for second-quarter 2012, compared with $4.7 million in second-quarter 2011, and $8.7 million for the first six months of 2012, compared with $9.5 million for the first six months of 2011. Lower interest expense in the 2012 periods primarily reflects debt repayments on the Ford loan during 2011 and 2012. The decrease for the first six months of 2012 is partly offset by a charge to interest expense associated with the Ford profits interest totaling $1.2 million in first-quarter 2012. Capitalized interest is primarily related to the W Austin Hotel & Residences project and the Parkside Village project and totaled $0.7 million for second-quarter 2012, $3.3 million for second-quarter 2011, $2.1 million for the first six months of 2012 and $7.4 million for the first six months of 2011.

Other Income, net. We recorded other income of $0.2 million for second-quarter 2011 and $0.5 million for the first six months of 2011, which reflects forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project. Other income in the 2012 periods was not material.

Equity in Unconsolidated Affiliate’s Income (Loss). We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Our equity in Crestview Station’s income totaled $0.1 million for the second quarter and first six months of 2012, compared with losses of $0.1 million for second-quarter 2011 and $0.2 million for the first six months of 2011. Crestview Station sold 73 lots for $3.8 million in second-quarter 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $0.1 million for second-quarter 2012, $0.2 million for second-quarter 2011 and $0.3 million for the first six months of 2012 and 2011. Our tax provision for the first six months of 2012 and 2011 includes the Texas state margin tax. The difference between our consolidated effective income tax rate for the first six months of 2012 and 2011, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

Net Loss (Income) Attributable to Noncontrolling Interest in Subsidiaries. Net losses (income) attributable to noncontrolling interest in subsidiaries primarily relates to the W Austin Hotel & Residences project (see Note 3) and totaled $1.1 million for second-quarter 2012, $(3.5) million for second-quarter 2011, $1.0 million for the first six months of 2012 and $(7.5) million for the first six months of 2011. The W Austin Hotel & Residences project incurred net losses in 2012, compared with net income in 2011 primarily because of fewer condominium sales and higher net interest expense in 2012.

DISCONTINUED OPERATIONS

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. See Note 10 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

As a result of reduced activity in the real estate market, including the markets in which we operate, the near-term outlook for sales of our properties is uncertain. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve. See "Near-Term Requirements for Additional Capital and Business Strategy" for further discussion of our liquidity.

Comparison of Six-Months 2012 and 2011 Cash Flows
Cash used in operating activities totaled $2.4 million during the first six months of 2012, compared with cash provided by operating activities of $25.8 million during the first six months of 2011. The decrease is primarily because of a $43.9 million reduction in developed property sales principally resulting from fewer sales of condominium units at the W Austin Hotel & Residences project. We currently expect fewer sales of condominium units in 2012, compared with 2011, because 2011 sales included presales from prior years that closed and were delivered as the units were completed in 2011 and we have fewer units left in inventory. The continued weakness in the U.S. and Austin, Texas area real estate market has negatively affected sales of lots; however, we have experienced a slight increase in lot sales activity in 2012, compared with 2011. Expenditures for purchases and development of real estate properties for the first six months of 2012 and 2011 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($4.2 million during the first six months of 2012, compared with $20.9 million during the first six months of 2011).

Cash provided by investing activities totaled $2.5 million during the first six months of 2012, compared with cash used in investing activities of $13.9 million during the first six months of 2011. Capital expenditures during the first six months of 2012 primarily included costs for Parkside Village totaling $2.6 million. Capital expenditures for the first six months of 2011 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $12.4 million. Proceeds from the sale of 7500 Rialto totaled $5.7 million for the first six months of 2012 (see Note 10). We also contributed capital to Crestview Station totaling $0.2 million for the first six months of 2012 and $0.5 million for the first six months of 2011.

Cash provided by financing activities totaled $6.9 million for the first six months of 2012, compared with cash used in financing activities of $16.9 million for the first six months of 2011. In the first six months of 2012, net payments on our credit facility totaled $0.4 million, while borrowings from the Beal Bank loan for the W Austin Hotel & Residences project totaled $4.7 million and borrowings from the Parkside Village loan totaled $4.3 million. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $6.9 million for the first six months of 2012. During the first six months of 2012 we generated net proceeds of $4.8 million from the sale of common stock. Noncontrolling interest contributions for the W Austin Hotel & Residences project and Parkside Village project totaled $0.3 million for the first six months of 2012, compared with $4.6 million for the first six months of 2011. In the first six months of 2011, net borrowings from our credit facility totaled $11.4 million (including $5.6 million under the Comerica term loans), borrowings from the Beal Bank loan totaled $20.6 million, borrowings from the Ford loan totaled $4.9 million and borrowings from the Parkside Village loan totaled $0.3 million, partly offset by financing costs of $0.3 million. Debt repayments on project and term loans totaled $58.3 million for the first six months of 2011. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at June 30, 2012.

Credit Facility and Other Financing Arrangements
At June 30, 2012, we had total debt of $160.3 million, compared with $158.5 million at December 31, 2011. Our debt outstanding at June 30, 2012, consisted of the following:

•
$72.3 million outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the project.

•
$37.9 million outstanding, $2.9 million of letters of credit issued and $6.6 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan, of which $5.8 million is available, a $7.5 million term loan, none of which is available, and a $5.0 million term loan, $0.8 million of which is available. The availability under the $7.5 million term loan has been permanently reduced by $2.5 million since March 31, 2011, when we began making the required quarterly principal payments of $0.5 million. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•
$32.0 million outstanding under seven unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $7.0 million loan, a $5.0 million loan, two $3.5 million loans, a $3.0 million loan and a $2.0 million loan.

•	$8.4 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 4 for further discussion).

•	$5.2 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.4 million outstanding under a term loan, which is secured by Barton Creek Village.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and our Comerica credit facility and our ASIP unsecured term loans contain cross-default provisions with the Beal Bank loan. As of June 30, 2012, our total stockholders’ equity was $121.2 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impact on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see “Risk Factors” located in Item 1A. of our 2011 Form 10-K.

Maturities
The following table summarizes our debt maturities as of June 30, 2012 (in thousands):

	2012		2013	2014	2015	Thereafter	Total
Beal Bank Loan	$—		$—	$72,341	$—	$—	$72,341
Comerica Credit Facility	37,939	[a]	—	—	—	—	37,939
Unsecured Term Loans	8,500	[b]	15,000	8,500	—	—	32,000
Parkside Village Loan	—		8,428	—	—	—	8,428
5700 Slaughter Loan	41		89	95	4,978	—	5,203
Barton Creek Village Loan	48		100	4,283	—	—	4,431
Total	$46,528		$23,617	$85,219	$4,978	$—	$160,342

a.	In August 2012, we extended the maturity of this facility from August 2012 to November 2012.

b.	Loans mature in December 2012.

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

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended June 30, 2012.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
April 1 to 30, 2012	—	—	—	113,645
May 1 to 31, 2012	—	—	—	113,645
June 1 to 30, 2012	—	—	—	113,645
Total	—	—	—

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

Date: August 14, 2012

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

10.1
Fifth Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., Oly Stratus Barton Creek I Joint Venture and Comerica Bank effective as of May 30, 2012.
X

10.2
Sixth Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Calera Court, L.P., Oly Stratus Barton Creek I Joint Venture and Comerica Bank effective as of August 8, 2012.
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