Form 10-Q
period 2012-09-30
STRATUS PROPERTIES INC
filed 2012-11-14
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

On October 31, 2012, there were issued and outstanding 8,095,042 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$16,782	$7,695
Real estate held for sale	69,409	74,003
Real estate under development	30,539	54,956
Land available for development	49,397	60,936
Real estate held for investment, net	191,574	185,221
Investment in unconsolidated affiliate	3,446	3,246
Other assets	24,540	18,619
Discontinued operations	—	16,929
Total assets	$385,687	$421,605

LIABILITIES AND EQUITY
Accounts payable	$6,037	$8,760
Accrued liabilities	7,400	10,217
Deposits	2,862	1,848
Debt	144,634	158,451
Other liabilities and deferred gain	8,142	3,064
Discontinued operations	—	21,583
Total liabilities	169,075	203,923

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Preferred stock	—	—
Common stock	90	84
Capital in excess of par value of common stock	203,210	198,175
Accumulated deficit	(63,255)	(61,723)
Common stock held in treasury	(18,392)	(18,347)
Total Stratus stockholders’ equity	121,653	118,189
Noncontrolling interests in subsidiaries	94,959	99,493
Total equity	216,612	217,682
Total liabilities and equity	$385,687	$421,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Real estate	$27,960	$15,549	$49,047	$80,398
Hotel	7,567	5,961	25,191	20,292
Entertainment venue	3,155	2,343	9,258	6,253
Rental	1,189	610	3,244	1,527
Total revenues	39,871	24,463	86,740	108,470
Cost of sales:
Real estate	24,440	13,509	45,278	66,522
Hotel	6,377	5,944	19,809	18,382
Entertainment venue	2,798	2,508	7,592	6,626
Rental	561	447	1,576	1,059
Depreciation	2,644	1,984	6,927	5,482
Total cost of sales	36,820	24,392	81,182	98,071
General and administrative expenses	1,542	1,532	4,870	5,170
Total costs and expenses	38,362	25,924	86,052	103,241
Operating income (loss)	1,509	(1,461)	688	5,229
Interest expense, net	(2,835)	(1,889)	(9,443)	(4,041)
Other income, net	11	71	51	537
(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliate’s (loss) income	(1,315)	(3,279)	(8,704)	1,725
Equity in unconsolidated affiliate’s (loss) income	(61)	(75)	14	(240)
Provision for income taxes	(224)	(167)	(523)	(489)
(Loss) income from continuing operations	(1,600)	(3,521)	(9,213)	996
(Loss) income from discontinued operations	—	(164)	4,805	248
Net (loss) income and total comprehensive (loss) income	(1,600)	(3,685)	(4,408)	1,244
Net loss (income) and total comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	1,923	109	2,876	(7,353)
Net income (loss) and total comprehensive income (loss) attributable to Stratus common stock	$323	$(3,576)	$(1,532)	$(6,109)

Basic and diluted net income (loss) per share attributable to Stratus common stock:
Continuing operations	$0.04	$(0.46)	$(0.80)	$(0.85)
Discontinued operations	—	(0.02)	0.61	0.03
Basic and diluted net income (loss) per share attributable to Stratus common stock	$0.04	$(0.48)	$(0.19)	$(0.82)

Weighted-average shares of common stock outstanding:
Basic and diluted	8,095	7,494	7,923	7,491

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net (loss) income	$(4,408)	$1,244
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,922	6,122
Cost of real estate sold	35,643	53,208
Gain on sale of 7500 Rialto	(5,146)	—
Stock-based compensation	198	331
Equity in unconsolidated affiliate’s (income) loss	(14)	240
Deposits	1,029	(5,918)
Development of real estate properties	(8,446)	(37,047)
(Increase) decrease in other assets	(5,689)	975
(Decrease) increase in accounts payable, accrued liabilities and other	(4,499)	9,288
Net cash provided by operating activities	15,590	28,443

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(3,413)	(5,605)
Entertainment venue	(170)	(4,665)
Hotel	(3)	(5,339)
Proceeds from sale of 7500 Rialto	5,697	—
Investment in unconsolidated affiliate	(185)	(500)
Net cash provided by (used in) investing activities	1,926	(16,109)

Cash flow from financing activities:
Borrowings from credit facility	22,500	16,500
Payments on credit facility	(29,554)	(2,266)
Borrowings from project and term loans	10,532	25,591
Payments on project and term loans	(17,436)	(64,538)
Noncontrolling interests contributions	341	8,578
Common stock issuance	4,817	—
Net payments for stock-based awards	(19)	(75)
Financing costs	—	(263)
Net cash used in financing activities	(8,819)	(16,473)
Net increase (decrease) in cash and cash equivalents	8,697	(4,139)
Cash and cash equivalents at beginning of year	8,085	11,730
Cash and cash equivalents at end of period	$16,782	$7,591

The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	23	—	26	—	—	—	26	—	26
Stock-based compensation	—	—	198	—	—	—	198	—	198
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interests distributions, net	—	—	—	—	—	—	—	(1,658)	(1,658)
Total comprehensive loss	—	—	—	(1,532)	—	—	(1,532)	(2,876)	(4,408)
Balance at September 30, 2012	9,035	$90	$203,210	$(63,255)	940	$(18,392)	$121,653	$94,959	$216,612

Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	879	$(17,972)	$128,550	$84,250	$212,800
Exercised and issued stock-based awards	26	—	(20)	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	331	—	—	—	331	—	331
Tender of shares for stock-based awards	—	—	—	—	7	(56)	(56)	—	(56)
Noncontrolling interests contributions	—	—	—	—	—	—	—	8,578	8,578
Total comprehensive (loss) income	—	—	—	(6,109)	—	—	(6,109)	7,353	1,244
Balance at September 30, 2011	8,380	$84	$198,084	$(57,444)	886	$(18,028)	$122,696	$100,181	$222,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2011 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods. Operating results for the three-month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the net loss attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the period. Because Stratus had losses from continuing operations in third-quarter 2012, third-quarter 2011 and the first nine months of 2012 and a net loss attributable to Stratus common stock for the first nine months of 2011, no potential common shares are included in the computation of any diluted per share amounts.

Stock options and restricted stock units representing 125,200 shares for third-quarter 2012, 99,300 shares for third-quarter 2011, 135,500 shares for the first nine months of 2012 and 109,800 shares for the first nine months of 2011 were excluded from weighted-average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of September 30, 2012, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. The joint venture is consolidated in Stratus’ financial statements based on its assessment that the joint venture is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate the primary beneficiary of this joint venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2011 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the joint venture (in thousands):

	September 30,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$14,654	$4,955
Real estate held for sale	53,142	54,783
Real estate under development	—	18,432
Real estate held for investment, net	165,801	170,788
Other assets	19,617	13,984
Total assets	253,214	262,942
Liabilities:
Accounts payable	6,022	6,526
Accrued liabilities	5,517	7,360
Deposits	2,533	1,618
Debt[a]	70,817	70,349
Other liabilities	2,008	1,510
Total liabilities	86,897	87,363
Net assets	$166,317	$175,579

a.	Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Gross profit on condominium sales from the W Austin Hotel & Residences project is based on estimates of total project sales value and total project costs for the condominiums. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. During third-quarter 2012, based on revised estimates of future revenues, Stratus lowered the expected gross profit margin on condominiums units at the W Austin Hotel & Residences project. The margin reduction increased cumulative cost of sales and lowered cumulative gross profit by $1.5 million in the third quarter and first nine months of 2012.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date. As of September 30, 2012, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 44 percent for Stratus and 56 percent for Canyon-Johnson.

4.	JOINT VENTURE WITH MOFFETT HOLDINGS, LLC
On February 28, 2011, Stratus entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C community.

Stratus’ capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made capital contributions to the joint venture totaling $3.8 million to fund the development of the project. The joint venture also has a construction loan with Comerica Bank to finance the development of Parkside Village (see Note 7 of the Stratus 2011 Form 10-K for further discussion). The Parkside Village loan had an outstanding balance of $9.9 million and availability of $3.8 million at September 30, 2012.

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

The carrying value for certain Stratus financial instruments (i.e., cash, accounts and notes receivable, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instrument follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$144,634	$144,415	$158,451	$157,529

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.	DEBT
In September 2012, Stratus entered into modification agreements for its American Strategic Income Portfolio (ASIP) unsecured term loans whereby two loans totaling $9 million were repaid and the maturity dates of the remaining five loans were extended; four loans totaling $15.0 million mature in 2015 and one $8.0 million loan matures in 2016. In addition, the interest rate of the remaining term loans was reduced from 8.75 percent per annum to 7.25 percent per annum.

On January 30, 2012, Stratus fully repaid the Ford loan and during first-quarter 2012 generated operating cash flow, as defined by the Ford profits interest agreement, which entitled Ford to a profits interest of $1.2 million, resulting in a charge to interest expense (before capitalized interest) of approximately $1.2 million in first-quarter 2012. Stratus has no further obligations under the Ford profits interest agreement.

Stratus' Beal Bank loan contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $120.0 million, and the Comerica credit facility and the ASIP unsecured term loans contain cross-default provisions with the Beal Bank loan. As of December 31, 2011, Stratus' total stockholders' equity was $118.2 million, which was less than the amount required under the covenants in Stratus' loan agreements. However, the the sale of 7500 Rialto (see Note 10) and the sale of common stock during first-quarter 2012 contributed to an increase in Stratus' stockholders' equity balance, which totaled $121.7 million as of September 30, 2012.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.5 million for third-quarter 2012, $4.2 million for third-quarter 2011, $12.2 million for the first nine months of 2012 and $13.7 million for the first nine months of 2011. Stratus capitalized interest costs totaling $0.7 million for third-quarter 2012, $2.3 million for third-quarter 2011, $2.7 million for the first nine months of 2012 and $9.7 million for the first nine months of 2011 primarily related to the W Austin Hotel & Residences project and the Parkside Village project.

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

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.2 million at December 31, 2011, and September 30, 2012.

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

The difference between Stratus’ consolidated effective income tax rate for the first nine months of 2012 and 2011, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

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

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment Venue segment includes Austin City Limits Live at the Moody Theater (ACL Live), a live music and entertainment venue and production studio at the W Austin Hotel & Residences project, which began operations in February 2011. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. The entertainment venue segment also includes revenues and costs associated with events hosted at other venues.

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment Venue	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended September 30, 2012:
Revenues:
Unaffiliated customers	$27,960	$7,567	$3,155	$1,189	$—	$39,871
Intersegment	18	48	17	156	(239)	—
Cost of sales, excluding depreciation	24,460	6,377	2,830	580	(71)	34,176
Depreciation	65	1,855	351	405	(32)	2,644
General and administrative expenses	1,290	64	27	323	(162)	1,542
Operating income (loss)	$2,163	$(681)	$(36)	$37	$26	$1,509
Capital expenditures	$1,875	$3	$6	$607	$—	$2,491
Total assets at September 30, 2012	181,753	120,560	43,436	47,687	(7,749)	385,687

Three Months Ended September 30, 2011:
Revenues:
Unaffiliated customers	$15,549	$5,961	$2,343	$610	$—	$24,463
Intersegment	—	46	7	128	(181)	—
Cost of sales, excluding depreciation	13,531	5,944	2,541	447	(55)	22,408
Depreciation	68	1,405	292	254	(35)	1,984
General and administrative expenses	1,386	—	—	263	(117)	1,532
Operating income (loss)	$564	$(1,342)	$(483)	$(226)	$26	$(1,461)
Loss from discontinued operations	$—	$—	$—	(164)	$—	$(164)
Capital expenditures	10,654	(26)	(427)	2,701	—	12,902
Total assets at September 30, 2011	215,764	124,492	42,163	58,646	(7,384)	433,681

	Real Estate Operations[a]	Hotel	Entertainment Venue	Commercial Leasing	Eliminations and Other[b]	Total
Nine Months Ended September 30, 2012:
Revenues:
Unaffiliated customers	$49,047	$25,191	$9,258	$3,244	$—	$86,740
Intersegment	36	146	46	382	(610)	—
Cost of sales, excluding depreciation	45,343	19,809	7,674	1,621	(192)	74,255
Depreciation	215	4,745	961	1,109	(103)	6,927
General and administrative expenses	3,967	227	83	999	(406)	4,870
Operating (loss) income	$(442)	$556	$586	$(103)	$91	$688
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	8,446	3	170	3,413	—	12,032

Nine Months Ended September 30, 2011:
Revenues:
Unaffiliated customers	$80,398	$20,292	$6,253	$1,527	$—	$108,470
Intersegment	—	216	43	274	(533)	—
Cost of sales, excluding depreciation	66,633	18,383	6,738	1,059	(224)	92,589
Depreciation	180	4,076	759	554	(87)	5,482
General and administrative expenses	4,580	—	—	871	(281)	5,170
Operating income (loss)	$9,005	$(1,951)	$(1,201)	$(683)	$59	$5,229
Income from discontinued operations	$—	$—	$—	$248	$—	$248
Capital expenditures	37,047	5,339	4,665	5,605	—	52,656

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the joint venture with Canyon-Johnson.

10.	DISCONTINUED OPERATIONS
On February 27, 2012, Stratus sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid $6.7 million ($5.7 million net to Stratus after closing and other costs) in cash and assumed Stratus' outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. Stratus is providing a limited guaranty of debt service and other obligations on the Lantana Promissory Note up to $5.0 million, which will be reduced to $2.5 million on May 1, 2016, until January 1, 2018 (the maturity date for the Lantana Promissory Note). Stratus recognized $5.1 million of its $10.1 million gain on the sale in first-quarter 2012 and expects the balance to be recorded as its obligations under the limited guaranty are relieved.

The operating results and assets and liabilities for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment (see Note 9). The following table presents the results of operations for 7500 Rialto up to and including the sale in February 2012 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
Revenues	$717	$287	$2,573
Rental property costs	(524)	(370)	(1,380)
Depreciation	(214)	—	(640)
Interest expense[a]	(314)	(198)	(947)
Gain on sale	—	5,146	—
Provision for income taxes	(7)	(60)	(26)
(Loss) income from 7500 Rialto	(342)	4,805	(420)
Interest capitalized by Stratus to other properties[b]	178	—	668
(Loss) income from discontinued operations	$(164)	$4,805	$248

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

b.	Stratus capitalized interest cost on the Lantana Promissory Note to other development projects.

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
Stratus evaluated events after September 30, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located primarily in the Austin, Texas area. We generate revenues primarily from sales of developed properties and from our hotel operations. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The office space totals 37,551 square feet and the retail space totals 18,362 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) includes a live music and entertainment venue and production studio, which opened in February 2011. See “Development and Other Activities – W Austin Hotel & Residences.”

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units, developed or under development acreage and undeveloped acreage as of September 30, 2012, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	98	249	368	617	676	78	50	804	1,421
Circle C	—	—	23	23	132	—	335	467	490
Lantana	—	—	—	—	—	—	72	72	72
W Austin Residences	50	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	148	249	391	640	808	78	459	1,345	1,985

Our principal commercial holdings at September 30, 2012, in addition to the W Austin Hotel & Residences, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development and Other Activities - Commercial" for further discussion.

In third-quarter 2012, our revenues totaled $39.9 million and our net income attributable to common stock totaled $0.3 million, compared with revenues of $24.5 million and a net loss attributable to common stock of $3.6 million for third-quarter 2011. The increase in revenues for third-quarter 2012 primarily relates to the sale of eight undeveloped tracts at Lantana. For the first nine months of 2012, our revenues totaled $86.7 million and our net loss attributable to common stock totaled $1.5 million, compared with revenues of $108.5 million and a net loss attributable to common stock of $6.1 million for the first nine months of 2011. The decrease in revenues for the first nine months of 2012 primarily relates to fewer sales of condominium units at the W Austin Hotel & Residences project as a result of less inventory. Our results for the first nine months of 2012 also include a profit of $4.3 million associated with the sale of eight undeveloped tracts at Lantana and $5.1 million associated with the sale of the two office buildings at 7500 Rialto Boulevard in February 2012 (see "Discontinued Operations" and Note 10 for further discussion).

Our financial condition and results of operations are highly dependent upon real estate market conditions in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be largely dependent on the level of our real estate sales (see “Capital Resources and Liquidity” for further discussion of our liquidity). In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, foreclosures and interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our land use and development entitlements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2011 Form 10-K for further discussion.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL AND BUSINESS STRATEGY

Extended adverse market conditions for real estate in Austin, Texas, have constrained our ability to carry out our business plan. As of September 30, 2012, we had $1.2 million in cash and cash equivalents available for use in our real estate operations, excluding $15.6 million of cash primarily associated with the W Austin Hotel & Residences project, total debt of $144.6 million ($31.3 million of which matures in 2012), and $6.1 million of availability under our credit facility with Comerica. Our 2012 debt maturities include our $31.3 million credit facility with Comerica, which we extended the maturity of from August 2012 to November 2012. In addition, our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. As of September 30, 2012, our total stockholders' equity was $121.7 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales.

Although we did not comply with the minimum stockholders' equity balance requirement at December 31, 2011, we were able to complete certain transactions during 2012 that allowed us to exceed the minimum stockholders' equity balance at March 31, 2012, June 30, 2012, and September 30, 2012. It is reasonably possible that we will again be out of compliance with the minimum stockholders' equity covenant in the near-term unless current trends improve or we are able to accomplish other mitigating measures. To further address our liquidity needs, we are pursuing extensions of the maturity dates for the loans that mature in 2012 and expect to pursue additional financing to fund our capital requirements and ongoing operations. There can be no assurance we will be successful in these efforts. Our inability to succeed in these efforts would have a detrimental effect on our ability to continue to operate.

We continue to focus on our near-term goal of developing our properties and projects in an uncertain economic climate through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in locations that are unique and where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our property is located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be sustainable in the future. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. See “Risk Factors” located in Item 1A. of our 2011 Form 10-K.

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

W Austin Residences. Delivery of the first condominium units began in January 2011. Condominium units were completed on a floor-by-floor basis with delivery of pre-sold units as they were completed. As of October 31, 2012, sales of 112 of the 159 condominium units had closed for $119.0 million (including 11 units for $10.1 million in third-quarter 2012) and 6 of the remaining 47 units were under contract. Net operating income of the joint venture with Canyon-Johnson, including proceeds from the sales of the condominium units, has been and must continue to be offered first to Beal Bank to repay debt incurred in connection with the project. The joint venture had $14.7 million of cash at September 30, 2012, after a $2.0 million distribution to us in third-quarter 2012 ($2.0 million payable to Canyon-Johnson at September 30, 2012). The joint venture made an additional $4.0 million distribution to us in October 2012 ($4.0 million payable to Canyon-Johnson at October 31, 2012). Canyon-Johnson's share of the distributions are available at their request. After determining the appropriate amount of cash to maintain as an operating reserve, the joint venture may make additional distributions of any excess cash to us and Canyon-Johnson.

W Austin Hotel. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations. The hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space.

ACL Live. The project also includes ACL Live, a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011, has hosted 139 events during the first nine months of 2012 (including 40 events in third-quarter 2012) and currently has booked events through February 2013.

Office and Retail. The project has 37,551 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for our corporate office. The project also has 18,362 square feet of leasable retail space, of which 14,500 square feet opened in August 2011. As of September 30, 2012, occupancy was 57 percent for the office space and 82 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing.

Residential. As of September 30, 2012, the number of our residential developed lots/units and potential development by area are shown below (excluding lots associated with our Crestview Station joint venture):

	Residential Lots/Units
	Developed	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	50	—	50
Barton Creek:
Calera:
Calera Drive	7	—	7
Verano Drive	55	—	55
Amarra Drive:
Phase I Lots	2	—	2
Phase II Lots	33	—	33
Townhomes	—	221	221
Phase III Lots	—	64	64
Mirador Estate	1	—	1
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	—	57	57
Total Residential Lots/Units	148	2,356	2,504

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

W Austin Hotel & Residences. See "Development and Other Activities - W Austin Hotel & Residences" for further discussion.

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home for $0.5 million during second-quarter 2011. During the first nine months of 2012, we sold ten Verano Drive lots for $3.2 million and one Calera Drive lot for $0.2 million. As of September 30, 2012, seven lots at Calera Drive and 55 lots at Verano Drive remained unsold, including two Calera Drive lots and three Verano Drive lots under contract as of October 31, 2012.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. As of September 30, 2012, two lots remained unsold. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008 and during the first nine months of 2012 we sold two Phase I lots for $0.7 million and two Phase II lots for $1.0 million.

Mirador Estate. The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. We sold one Mirador lot for $0.4 million in first-quarter 2012 and as of October 31, 2012, the final Mirador estate lot was under contract.

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

Commercial. As of September 30, 2012, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Crestview Station joint venture):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
W Austin Hotel & Residences project:
Office[b]	37,551	—	—	37,551
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	65,942	24,699	—	90,641
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Tract L04	—	—	70,000	70,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	173,004	24,699	2,991,000	3,188,703

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

W Austin Hotel & Residences. See "Development and Other Activities - W Austin Hotel & Residences" for further discussion.

Barton Creek. The first phase of the Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of September 30, 2012, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter. This retail project also includes a 4,000-square-foot bank building on an existing ground lease, which expires in 2025. As of September 30, 2012, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 90,641-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including, a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 5,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 4). Construction activities continue on schedule, and are expected to be completed in fourth-quarter 2012. As of September 30, 2012, occupancy was 73 percent of the total project and as of October 31, 2012, we had executed leases for 13,707 additional square feet with leasing activities ongoing.

Lantana. Lantana is a partially developed, mixed-use real estate development project. In August 2012, we completed the sale of eight of the remaining eleven undeveloped commercial tracts of land for $15.8 million. The tracts of land sold, which total approximately 154 acres, have entitlements for approximately 1,131,200 square feet of office space. As of September 30, 2012, we had remaining entitlements for approximately 555,000 square feet of office and retail space on 72 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out, permitted under our existing entitlements.

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. At September 30, 2012, our investment in the Crestview Station project totaled $3.4 million and the joint venture partnership had $4.2 million of outstanding debt, for which each partner has executed a joint and several guarantee of $1.1 million, or 25 percent of the outstanding balance. If the third take-down contemplated by the purchase and sale agreement does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating income (loss):
Real estate operations	$2,163	$564	$(442)	$9,005
Hotel	(681)	(1,342)	556	(1,951)
Entertainment venue	(36)	(483)	586	(1,201)
Commercial leasing	37	(226)	(103)	(683)
Eliminations and other	26	26	91	59
Operating income (loss)	$1,509	$(1,461)	$688	$5,229
Interest expense, net	$(2,835)	$(1,889)	$(9,443)	$(4,041)
Net loss (income) attributable to noncontrolling interests in subsidiaries	1,923	109	2,876	(7,353)
Net income (loss) attributable to Stratus common stock	323	(3,576)	(1,532)	(6,109)

We have four operating segments, “Real Estate Operations,” “Hotel,” “Entertainment Venue” and “Commercial Leasing” (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30,
	2012	2011	2012	2011
Revenues:
Developed property sales	$12,029	$13,354	$32,749	$77,936
Undeveloped property sales	15,837	1,985	15,837	1,985
Commissions and other	112	210	497	477
Total revenues	27,978	15,549	49,083	80,398
Cost of sales, including depreciation	24,525	13,599	45,558	66,813
General and administrative expenses	1,290	1,386	3,967	4,580
Operating income (loss)	$2,163	$564	$(442)	$9,005

Developed Property Sales. Developed property sales for the 2012 and 2011 periods included the following (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Units/Lots	Revenues	Average Cost per Lot/Unit	Units/Lots	Revenues	Average Cost Per Lot/Unit
W Austin Hotel & Residences
Condominium Units	11	$10,062	$923	10	$13,207	$1,022

Barton Creek
Calera:
Verano Drive	3	1,014	191	—	—	—
Amarra Drive:
Phase II Lots	2	953	201	—	—	—
Meridian	—	—	—	1	147	122
Total Residential	16	$12,029		11	$13,354

	Nine Months Ended September 30,
	2012			2011
	Units/Lots	Revenues	Average Cost per Lot/Unit	Units/Lots	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium Units	31	$27,238	$797	69	$76,604	$852

Barton Creek
Calera:
Verano Drive	10	3,198	178	—	—	—
Calera Drive	1	240	142	—	—	—
Calera Court Courtyard Homes	—	—	—	1	490	501
Amarra:
Phase I Lots	2	745	313	1	550	198
Phase II Lots	2	953	201	—	—	—
Mirador Estate	1	375	228	—	—	—

Circle C
Meridian	—	—	—	2	292	122
Total Residential	47	$32,749		73	$77,936

The increase in developed units/lots sales in third-quarter 2012 primarily resulted from an increase in lot sales at Barton Creek, but revenues were lower compared with third-quarter 2011 because of lower revenues from sold condominium units. The decrease in developed property sales revenues in the first nine months of 2012 primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project because the sales for the 2011 periods included presales from prior years that closed and were delivered as the units were completed during 2011. In addition, the inventory of condominium units has declined because of sales, leaving a remaining inventory of 47 units at October 31, 2012, from the original inventory of 159 units. The decrease in condominium unit sales in the first nine months of 2012 was partly offset by an increase in lot sales at Barton Creek.

In October 2012, we sold 3 condominium units and as of October 31, 2012, we had 6 condominium units under contract at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During third-quarter 2012, we sold eight undeveloped commercial tracts of land at Lantana for $15.8 million in cash. During third-quarter 2011, we sold a 28-acre tract of undeveloped land at Circle C for $2.0 million.

Commissions and Other. Commissions and other primarily included sales of our development fee credits to third parties for less than $0.1 million in third-quarter 2012, $0.1 million in third-quarter 2011 and $0.2 million for the first nine months of 2012 and 2011. We received these development fee credits as part of the Circle C settlement (see Note 10 of our 2011 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $24.5 million for third-quarter 2012 compared with $13.6 million for third-quarter 2011, and $45.6 million for the first nine months of 2012 compared with $66.8 million for the first nine months of 2011. The increase in cost of sales for the third quarter of 2012, compared with the third quarter of 2011, primarily relates to the undeveloped commercial tracts at Lantana sold in third-quarter 2012. The decrease in cost of sales in the nine months ended September 30, 2012, compared with the nine months ended September 30, 2011, primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project. Cost of sales for the 2012 periods also include a margin reduction charge on the condominium units totaling $1.5 million, associated with revised estimates of future revenues. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.7 million for third-quarter 2012, $1.4 million for third-quarter 2011, $5.4 million for the first nine months of 2012 and $4.5 million for the first nine months of 2011. These recurring costs do not vary significantly with the level of property sales.

General and Administrative Expenses. Consolidated general and administrative expenses totaled approximately $1.5 million for both the third quarters of 2012 and 2011, $4.9 million for the first nine months of 2012 and $5.2 million for the first nine months of 2011. Lower general and administrative expenses in the first nine months of 2012 primarily reflect lower travel and lodging expense, which more than offset lower capitalized general and administrative expenses. General and administrative expenses allocated to real estate operations totaled $1.3 million for third-quarter 2012, $1.4 million for third-quarter 2011, $4.0 million for the first nine months of 2012 and $4.6 million for the first nine months of 2011. For more information about the allocation of general and administrative expenses to our operating segments, see Note 9.

Hotel
The following table summarizes our hotel operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Hotel revenue	$7,615	$6,007	$25,337	$20,508
Hotel cost of sales, excluding depreciation	6,377	5,944	19,809	18,383
Depreciation	1,855	1,405	4,745	4,076
General and administrative expenses	64	—	227	—
Operating (loss) income	$(681)	$(1,342)	$556	$(1,951)

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $198 for third-quarter 2012 and $220 for the first nine months of 2012, compared with $165 for third-quarter 2011 and $181 for the first nine months of 2011. Hotel revenues increased in the 2012 periods, compared with the 2011 periods, primarily reflecting higher average occupancy and higher room rates.

Hotel Operating Costs.  Hotel operating costs totaled $6.4 million for third-quarter 2012, compared with $5.9 million for third-quarter 2011, and $19.8 million for the first nine months of 2012, compared with $18.4 million for the first nine months of 2011 reflecting increased variable costs including food and beverage expenses.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Entertainment venue revenue	$3,172	$2,350	$9,304	$6,296
Entertainment venue cost of sales, excluding depreciation	2,830	2,541	7,674	6,738
Depreciation	351	292	961	759
General and administrative expenses	27	—	83	—
Operating (loss) income	$(36)	$(483)	$586	$(1,201)

Entertainment Venue Revenue. Entertainment venue revenue reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment venue revenue also reflects revenues associated with events hosted at other venues. Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Events:
Events hosted	40	39	139	111
Estimated attendance	42,831	45,321	146,474	139,837
Ancillary net revenue per attendee[a]	$33.51	$14.98	$38.45	$13.81
Ticketing:
Number of tickets sold	38,151	28,901	97,938	91,562
Gross value of tickets sold (in thousands)	$2,348	$1,556	$5,535	$4,565

a.	Primarily includes sales of concessions and merchandise.

Entertainment venue revenues increased in the 2012 periods, compared with the 2011 periods, primarily reflecting an increased number of events hosted, sponsorship, personal seat license and suite revenue and ancillary revenue per attendee.

Entertainment Venue Operating Costs.  Entertainment venue operating costs totaled $2.8 million for third-quarter 2012, compared with $2.5 million for third-quarter 2011, and $7.7 million for the first nine months of 2012, compared with $6.7 million for the first nine months of 2011 primarily reflecting artist performance fees, which vary with the number of events hosted, and an increase in retail merchandise sold.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$1,345	$738	$3,626	$1,801
Rental cost of sales, excluding depreciation	580	447	1,621	1,059
Depreciation	405	254	1,109	554
General and administrative expenses	323	263	999	871
Operating income (loss)	$37	$(226)	$(103)	$(683)

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in the 2012 periods primarily reflects increased occupancy at W Austin Hotel and Residences and Parkside Village, both of which opened in 2011.

Rental Operating Costs. Rental operating costs increased to $0.6 million in third-quarter 2012, compared with $0.4 million in third-quarter 2011, and $1.6 million for the first nine months of 2012, compared with $1.1 million for the first nine months of 2011 primarily reflecting higher operating costs from the office and retail space at the W Austin Hotel & Residences project and Parkside Village.

Depreciation. Depreciation expense increased to $0.4 million in third-quarter 2012, compared with $0.3 million in third-quarter 2011, and $1.1 million for the first nine months of 2012, compared with $0.6 million for the first nine months of 2011 primarily reflecting higher depreciation on the office and retail space at the W Austin Hotel & Residences project and Parkside Village, both of which opened in 2011.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $3.5 million for third-quarter 2012, compared with $4.2 million for third-quarter 2011, and $12.2 million for the first nine months of 2012, compared with $13.7 million for the first nine months of 2011. Lower interest expense in the 2012 periods primarily reflects debt repayments on the Ford loan during 2011 and 2012. The decrease for the first nine months of 2012 is partly offset by a charge to interest expense associated with the Ford profits interest totaling $1.2 million in first-quarter 2012. Capitalized interest is primarily related to the W Austin Hotel & Residences project and the Parkside Village project and totaled $0.7 million for third-quarter 2012, $2.3 million for third-quarter 2011, $2.7 million for the first nine months of 2012 and $9.7 million for the first nine months of 2011.

Other Income, net. We recorded other income of $0.5 million for the first nine months of 2011, which reflects forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project. Other income in the other reported periods was not material.

Equity in Unconsolidated Affiliate’s (Loss) Income. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Our equity in Crestview Station’s (loss) income totaled $(0.1) million for third-quarter 2012 and less than $0.1 million for the first nine months of 2012, compared with $(0.1) million for third-quarter 2011 and $(0.2) million for the first nine months of 2011. Crestview Station sold 73 lots for $3.8 million in second-quarter 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for both the third quarters of 2012 and 2011 and $0.5 million for the first nine months of 2012 and 2011. Our tax provision for the first nine months of 2012 and 2011 includes the Texas state margin tax. The difference between our consolidated effective income tax rate for the first nine months of 2012 and 2011, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

Net Loss (Income) Attributable to Noncontrolling Interest in Subsidiaries. Net losses (income) attributable to noncontrolling interest in subsidiaries primarily relates to the W Austin Hotel & Residences project (see Note 3) and totaled $1.9 million for third-quarter 2012, $0.1 million for third-quarter 2011, $2.9 million for the first nine months of 2012 and $(7.4) million for the first nine months of 2011. The W Austin Hotel & Residences project incurred net losses in the first nine months of 2012, compared with net income in the first nine months of 2011 primarily because of fewer condominium sales and higher net interest expense in 2012.

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

Comparison of Nine-Months 2012 and 2011 Cash Flows
Cash provided by operating activities totaled $15.6 million during the first nine months of 2012, compared with $28.4 million during the first nine months of 2011. The decrease is primarily related to a $31.3 million reduction in property sales principally resulting from fewer sales of condominium units at the W Austin Hotel & Residences project. We currently expect fewer sales of condominium units in 2012, compared with 2011, because 2011 sales included presales from prior years that closed and were delivered as the units were completed in 2011, and we have fewer units left in inventory. The continued weakness in the U.S. and Austin, Texas area real estate market has negatively affected sales of lots; however, we have experienced an increase in lot sales activity in 2012, compared with 2011. Expenditures for purchases and development of real estate properties for the first nine months of 2012 and 2011 included development costs for our real estate operations properties, primarily for the residential portion of the W Austin Hotel & Residences project ($4.8 million during the first nine months of 2012, compared with $28.3 million during the first nine months of 2011).

Cash provided by investing activities totaled $1.9 million during the first nine months of 2012, compared with cash used in investing activities of $16.1 million during the first nine months of 2011. Capital expenditures during the first nine months of 2012 primarily included costs for Parkside Village totaling $3.0 million. Capital expenditures for the first nine months of 2011 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $14.6 million. Proceeds from the sale of 7500 Rialto totaled $5.7 million for the first nine months of 2012 (see Note 10). We also contributed capital to Crestview Station totaling $0.2 million for the first nine months of 2012 and $0.5 million for the first nine months of 2011.

Cash used in financing activities totaled $8.8 million for the first nine months of 2012, compared with $16.5 million for the first nine months of 2011. In the first nine months of 2012, net payments on our credit facility totaled $7.1 million, while borrowings from the Beal Bank loan for the W Austin Hotel & Residences project totaled $4.7 million and borrowings from the Parkside Village loan totaled $5.8 million. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $17.4 million for the first nine months of 2012. During the first nine months of 2012 we generated net proceeds of $4.8 million from the sale of common stock. Noncontrolling interest contributions for the W Austin Hotel & Residences project and Parkside Village project totaled $0.3 million for the first nine months of 2012, compared with $8.6 million for the first nine months of 2011. In the first nine months of 2011, net borrowings from our credit facility totaled $14.2 million (including $8.1 million under the Comerica term loans), borrowings from the Beal Bank loan totaled $23.8 million and borrowings from the Parkside Village and 5700 Slaughter loans totaled $0.9 million each, partly offset by financing costs of $0.3 million. Debt repayments on project and term loans totaled $64.5 million for the first nine months of 2011. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2012.

Credit Facility and Other Financing Arrangements
At September 30, 2012, we had total debt of $144.6 million, compared with $158.5 million at December 31, 2011. Our debt outstanding at September 30, 2012, consisted of the following:

•
$70.8 million outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the project.

•
$31.3 million outstanding, $2.9 million of letters of credit issued and $6.1 million of availability under our credit facility with Comerica. The credit facility includes a $35.0 million revolving loan, of which $5.3 million is available, a $4.5 million term loan, none of which is available, and a $0.8 million term loan, all of which is available. The availability under the $4.5 million and $0.8 million term loans has been permanently reduced as principal payments have been made. We used the proceeds from these borrowings for general corporate purposes, including overhead and development costs. The credit facility is secured by assets at Barton Creek, Lantana and Circle C.

•
$23.0 million outstanding under five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan. In September 2012, we entered into modification agreements for our ASIP unsecured term loans whereby we paid off two loans totaling $9 million and extended the maturity dates of the remaining five loans; four of which totaling $15 million mature in 2015 and one totaling $8.0 million matures in 2016 (see Note 6 for further discussion).

•	$9.9 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 4 for further discussion).

•	$5.2 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.4 million outstanding under a term loan, which is secured by Barton Creek Village.

The Beal Bank loan agreement contains customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million, and our Comerica credit facility and our ASIP unsecured term loans contain cross-default provisions with the Beal Bank loan. As of September 30, 2012, our total stockholders’ equity was $121.7 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impact on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see “Risk Factors” located in Item 1A. of our 2011 Form 10-K.

Maturities
The following table summarizes our debt maturities as of September 30, 2012 (in thousands):

	Fourth-Quarter
	2012		2013	2014	2015	2016	Total
Beal Bank Loan	$—		$—	$70,817	$—	$—	$70,817
Comerica Credit Facility	31,295	[a]	—	—	—	—	31,295
Unsecured Term Loans	—		—	—	15,000	8,000	23,000
Parkside Village Loan	—		9,932	—	—	—	9,932
5700 Slaughter Loan	20		89	95	4,978	—	5,182
Barton Creek Village Loan	25		100	4,283	—	—	4,408
Total	$31,340		$10,121	$75,195	$19,978	$8,000	$144,634

a.	In August 2012, we extended the maturity of this facility from August 2012 to November 2012.

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

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended September 30, 2012.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2012	—	—	—	113,645
August 1 to 31, 2012	—	—	—	113,645
September 1 to 30, 2012	—	—	—	113,645
Total	—	—	—

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: November 14, 2012

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	8/26/2010

3.4	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1	Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services, LLC, as Rights Agent.		8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($3.0 million loan).		8-K	000-19989	9/12/2012

10.2	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.3	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($8.0 million loan).		8-K	000-19989	9/12/2012

10.4	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($5.0 million loan).		8-K	000-19989	9/12/2012

10.5	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1