Form 10-K
period 2012-12-31
STRATUS PROPERTIES INC
filed 2013-03-29
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $67.3 million on March 15, 2013, and approximately $44.4 million on June 29, 2012.
Common stock issued and outstanding was 8,112,906 shares on March 15, 2013, and 8,095,042 shares on June 29, 2012.

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

Real Estate Operations. Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of December 31, 2012, that comprise our principal real estate development properties are presented in the table below. A developed lot is an individual tract of land that has been developed and permitted for residential use. Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property).

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	90	249	368	617	676	78	50	804	1,421
Lantana	—	—	—	—	—	—	72	72	72
Circle C	—	—	23	23	132	—	335	467	490
W Austin Residences	41	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	131	249	391	640	808	78	459	1,345	1,985

The following table summarizes the estimated development potential of our Austin-area acreage as of December 31, 2012:

	Single		Commercial
	Family	Multi-family	Office	Retail
	(lots)	(units)	(gross square feet)
Barton Creek	218	2,081	1,590,000	21,000
Lantana	—	—	555,000	—
Circle C	57	—	685,000	120,000
Austin 290 Tract	—	—	—	20,000
Total	275	2,081	2,830,000	161,000

Hotel. We have an agreement with Starwood Hotels & Resorts Worldwide Inc. for the management of hotel operations at our W Austin Hotel & Residences project. The W Austin Hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. Revenue per available room for the W Austin Hotel averaged $232 during 2012 and $184 during 2011.

Entertainment Venue. The entertainment space at the W Austin Hotel & Residences project is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live opened in February 2011 and hosted 193 events in 2012 with an estimated attendance of 219,800, and 151 events in 2011 with an estimated attendance of 187,500. As of March 15, 2013, ACL Live has events booked through November 2013.

Commercial Leasing. Our principal commercial holdings at December 31, 2012, consisted of 39,328 square feet of office space and 18,362 square feet of retail space at the W Austin Hotel & Residences project, a 22,366-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, two retail buildings totaling 21,248 square feet and a 4,450-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C Ranch (Circle C) community and 89,641 square feet at Parkside Village, a retail project in the Circle C community.

For 2012, no single commercial leasing property exceeded ten percent or more of our total assets or represented ten percent or more of our aggregate gross revenue. Our largest commercial leasing property, Parkside Village, provided 37 percent of our 2012 commercial leasing revenues and one percent of our 2012 total revenues.

A summary of the average occupancy rates and average rentals per square foot for our total portfolio of commercial leasing properties, excluding 7500 Rialto which was sold in February 2012, for each of the last two years follows:

	2012	2011
Average occupancy	80%	70%
Average rentals per square foot[a]	$33.45	$35.51
a. Based on revenue for contractual rentals plus expense reimbursements for leased space.

Our scheduled expirations of leased square footage as of December 31, 2012, as a percentage of total leased space follows:

	2013	2014	2015	2016	2017	Thereafter
Total portfolio	2%	5%	2%	6%	11%	74%

For information about our operating segments see “Results of Operations” in Item 7. and Note 11.

Business Strategy and Related Risks

Stratus Properties Inc. was formed as a Delaware corporation in March 1992 to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990's and have since focused solely on our real estate operations. Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to review and pursue opportunities for new projects that offer the possibility of acceptable returns and risks.

Our business strategy is to plan long-term land development that maximizes the value of our Austin area assets through the appropriate balance of high-quality residential and commercial development projects. We believe that Austin, Texas continues to be a desirable market and many of our developments are in unique locations where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City and several special interest groups have also traditionally opposed development in the area where most of our properties are located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be realizable in the future. Our current focus is to proceed with the development of our properties, funded by our operating cash flows and joint venture cash contributions, supplemented by near-term financing, which we expect to convert to long-term financing following project completion.
Recent years' economic conditions, including the constrained capital and credit markets, have negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We have responded to these conditions by successfully completing a process to restructure our existing debt, including reducing interest rates and extending maturities, in a manner that fits our current activities and gives us additional financial flexibility (see “Capital Resources and Liquidity” and Note 7 for further discussion). As of December 31, 2012, we had $8.4 million of availability under our credit facility with Comerica and $4.0 million in cash and cash equivalents available for use in our real estate operations, excluding $1.3 million of cash associated with the Parkside Village project and $7.5 million of cash associated with the W Austin Hotel & Residences project. The W Austin Hotel & Residences project paid $9.9 million in total distributions to us in 2012 and $9.9 million is payable to Canyon-Johnson. After determining the appropriate amount of cash to maintain as an operating reserve, the W Austin Hotel & Residences project may make additional distributions of any excess cash to us and Canyon-Johnson.
As of December 31, 2012, we had total debt of $137.0 million ($10.4 million of which matures in 2013). In addition, our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. In March 2013, we obtained a modification to the Beal Bank guaranty to reduce the minimum stockholders' equity balance to $110.0 million (see Note 13). We are also seeking a similar reduction in the minimum stockholders' equity covenant contained in our other debt agreements. As of December 31, 2012, our total stockholders' equity balance was $121.7 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales. Although we did not comply with the minimum stockholders' equity balance requirement at December 31, 2011, we were able to complete certain transactions during 2012 that allowed us to exceed the minimum stockholders' equity balance for all quarterly periods during 2012. It is reasonably possible that we will again be out of compliance with the minimum stockholders' equity covenant in the near-term unless we are able to accomplish mitigating measures. To further address our liquidity needs, we expect to seek to extend near-term maturities and may also pursue additional financing to fund our development projects and ongoing operations. There can be no assurance we will be successful in these efforts. Our inability to succeed in these efforts would have a detrimental effect on our ability to continue to operate. See Part 1, Item 1A. “Risk Factors” for further discussion.
Properties

Our properties include the following:

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P., (Canyon-Johnson) for the

development of the W Austin Hotel & Residences project (see Note 2). Construction of the $300 million project commenced in second-quarter 2008 and is complete.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, 39,328 square feet of office space, 18,362 square feet of retail space and entertainment space.

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court courtyard home for $0.5 million during 2011. During 2012, we sold 17 Verano Drive lots for $5.5 million and two Calera Drive lots for $0.5 million. As of December 31, 2012, 48 lots at Verano Drive and six lots at Calera Drive remained unsold. As of March 15, 2013, we sold five lots at Verano Drive in 2013 and we had nine lots at Verano Drive and four lots at Calera Drive under contract.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course while others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, and during 2012 we sold two Phase I lots for $0.7 million and two Phase II lots for $1.0 million. As of December 31, 2012, two Phase I lots and 33 Phase II lots remain unsold. As of March 15, 2013, one Phase II lot was under contract.

Mirador Estate.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. During 2012 we sold one Mirador lot for $0.4 million, and the final lot was sold in February 2013.

Barton Creek Village.  The first phase of Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of December 31, 2012, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

At December 31, 2012, we had approximately $2.7 million of previously incurred costs recorded as a component of real estate on our balance sheet for which we expect future reimbursement. The remaining potential future reimbursements are not recorded on our balance sheet because they relate to costs incurred prior to the 1995 formation of the Barton Creek Municipal Utility District (MUD). Since these costs pre-date the formation of the MUDs, there is less certainty in their potential reimbursement. Costs incurred after the 1995 formation of the MUDs were capitalized into property costs and subsequently expensed through cost of sales as properties sold. A significant portion of the additional costs, which we will incur in the future as our development activities at Barton Creek continue, is expected to be eligible for reimbursement. We received total MUD reimbursements of $1.4 million during 2012 and did not receive any MUD reimbursements in 2011. As discussed in “Results of Operations” in Item 7. and Note 1, we account for MUD reimbursements as reductions to cost of sales, reductions in capital expenditures and interest income.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. In August 2012, we completed the sale of eight of the remaining eleven undeveloped commercial tracts of land for $15.8 million. The tracts of land sold, which totaled approximately 154 acres, have entitlements for approximately 1,131,200 square feet of office space. As of December 31, 2012, we had remaining entitlements for approximately 555,000 square feet of office and retail use on 72 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements. During March 2013, we sold an additional 16 acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Circle C Community

Effective August 2002, the City granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with the future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2012, we have permanently used $11.1 million of our City-based incentives, including cumulative sales of $5.0 million to other developers. We also have $1.4 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2012, available Credit Bank capacity was $2.5 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots.

Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included our contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots in 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. During 2011 we sold the final 21 lots for $2.3 million. The final phase of Meridian is expected to consist of 57 one-acre lots.

In addition, several retail sites at the Circle C community received final City approvals and are being developed. In 2008, we completed the construction of two retail buildings totaling 21,248 square feet in the aggregate at 5700 Slaughter. This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of December 31, 2012, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 89,641-square-foot retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett) to develop Parkside Village (see Note 3 for further discussion). Construction of the last two buildings is expected to be completed in late 2013 and as of December 31, 2012, occupancy of the completed 77,641 square feet was 89 percent. Of the two buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 4,500-square-foot building.

Crestview Station

In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell its remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. At December 31, 2012, our investment in the Crestview Station project totaled $3.4 million and the joint venture partnership had $4.2 million of outstanding debt, for which each partner has executed a joint and several guaranty of $1.1 million or 25 percent of the outstanding balance. If the third closing of 59 lots contemplated by the purchase and sale agreement does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance. We anticipate the second closing of 59 lots to occur in April 2013. We account for our 50 percent interest in the Crestview Station joint venture under the equity method. See Note 6 for further discussion of Crestview Station.

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

The entertainment venue operations industry is also highly competitive. We compete with other venues in Austin, Texas and venues in other markets for artists likely to perform in the Austin, Texas region. Consequently, touring artists have several alternatives to our venue in scheduling tours. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets. We differentiate our entertainment venue by providing a quality live music experience and promoting our entertainment space through KLRU's broadcast of Austin City Limits.

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

Employees

At December 31, 2012, we had a total of 37 full-time employees and 65 part-time employees located at our Austin, Texas headquarters. We do not have any union employees. We believe we have a good relationship with our employees. Since January 1, 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM

Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors
Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

We need significant amounts of cash to service our debt.  If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.

As of December 31, 2012, our outstanding debt totaled $137.0 million. Our level of indebtedness could have significant consequences. For example, it could:

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

Although we plan to repay a portion of our debt with proceeds from the sales of the remaining condominium units at our W Austin Hotel & Residences project, those sales may not occur as anticipated. In addition, the terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders' equity covenant contained in most of our debt agreements requires us to maintain total stockholders’ equity of no less than $120.0 million. In March 2013, we obtained a modification to the Beal Bank guaranty to reduce the minimum stockholders' equity balance to $110.0 million (see Note 13). We are also seeking a similar reduction in the minimum stockholders' equity covenant contained in our other debt agreements. At December 31, 2012, our total stockholders’ equity was $121.7 million and was in compliance with this covenant. In order to maintain compliance with the covenants in our loan agreements and carry out our business plan, we may raise additional capital through equity transactions or obtain waivers or modifications of the covenants from our lenders. We may also need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. If new debt is added to current debt levels, the risks described above could intensify.

The deterioration of the credit and capital markets may adversely impact our ability to obtain financing on acceptable terms, which may hinder or prevent us from meeting our future operational and capital needs and could have a material adverse effect on our financial condition and results of operations.

Disruption in the credit markets can reduce the availability and significantly increase the cost of most sources of funding. This uncertainty may lead market participants to continue to act more conservatively. Because of these factors and the continued uncertainties that exist in the economy and for real estate developers in general, we cannot be certain that funding will be available if needed and, to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development plan, enhance our existing projects, complete projects or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial condition and results of operations.

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

During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments. As a result, the value of our real estate investments may be reduced and we could realize losses or diminished profitability.

Beginning in 2008, credit became severely constrained and prohibitively expensive and real estate market activity contracted sharply in most markets as a result of the global financial crisis and the economic recession. These adverse macroeconomic conditions impacted real estate services companies like ours by significantly hampering transaction activity and lowering real estate valuations.

If economic and market conditions decline, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our credit agreements, which would force us to seek amendments with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

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

We currently have investments in and commitments to three joint ventures and we may participate in other joint ventures in the future. Under existing joint venture agreements, we and our joint venture partners could be required to, among other things, provide guarantees of obligations or contribute additional capital until specified capital contribution requirements are met and we may have little or no control over the amount or timing of these obligations. In some circumstances, decisions of the joint venture are made by unanimous vote of the partners. If there is another economic downturn, our existing joint ventures or the joint venture partners may become unable or unwilling to fulfill their economic or other obligations. If our joint venture partners are unable or unwilling to fulfill their obligations or if we have any unresolved disagreements with our joint venture partners, we may be required to fulfill those obligations alone, expend additional resources to continue development of projects or delay further construction of projects, or we may be required to write down our investments at amounts that could be significant.

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

•
we may become liable for the actions of our third-party joint venture partners. Any unresolved disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint ventures or our other businesses.

Our results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions, which began to significantly deteriorate in 2008, and events, such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

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

Another decline in the real estate market and economic conditions could significantly affect rental rates. Occupancy and rental rates in our market, in turn, could significantly affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our market include the following:

•	deterioration in economic conditions;

•	local conditions, such as oversupply of office space, a decline in the demand for office space or increased competition from other available office buildings;

•	the inability or unwillingness of tenants to pay their current rent or rent increases; and

•	declines in market rental rates.

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

Several special interest groups have in the past opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located. We have actively opposed these actions. However, because of the regulatory environment that has existed in the Austin area and the opposition of these special interest groups, there can be no assurance that an unfavorable ruling would not have a significant long-term adverse effect on the overall value of our property holdings.

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

In January 2013, the U.S. Department of the Interior announced that it had conducted an economic assessment of the potential designation of critical habitat for four species of Central Texas salamanders. The potential designation of habitat has not affected, nor do we anticipate that it will affect, our Barton Creek, Lantana or Circle C properties for several reasons, including prior studies and approvals, and our existing U.S. Fish and Wildlife Service 10(a) permit obtained in 1995.

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

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. A downturn in the real estate industry could significantly increase competition among developers. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of real estate properties available for sale or lease, as well as the potential significant discounting of prices by some of our competitors, may adversely affect the results of our operations.

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

As a result of the thin trading market for our stock, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger float, our common stock will be less liquid than the stock of companies with broader public ownership, and as a result, the trading prices for our shares of common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price than would be the case if our public float were larger.

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

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Certain information, as of March 15, 2013, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serve at the discretion of our board of directors.

Name	Age	Position or Office
William H. Armstrong III	48	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	51	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the The Nasdaq Stock Market (NASDAQ) under the symbol "STRS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported by NASDAQ.

	2012		2011
	High	Low	High	Low
First Quarter	$10.38	$7.86	$14.10	$9.07
Second Quarter	9.85	8.29	14.95	11.75
Third Quarter	9.70	6.75	14.79	7.31
Fourth Quarter	9.96	7.58	8.26	5.90

As of March 15, 2013, there were 487 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on our common stock. The declaration of dividends is at the discretion of our Board of Directors. Our current ability to pay dividends is restricted by terms of our credit facility.

The following table sets forth information with respect to shares of our common stock that we repurchased during the three-month period ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2012	—	$—	—	113,645
November 1 to 30, 2012	—	—	—	113,645
December 1 to 31, 2012	—	—	—	113,645
Total	—	$—	—

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

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi-and single-family residential real estate properties located primarily in the Austin, Texas area. We generate revenues from sales of developed properties, from our hotel and entertainment venue operations and from rental income from our commercial properties. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of December 31, 2012, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	90	249	368	617	676	78	50	804	1,421
Lantana	—	—	—	—	—	—	72	72	72
Circle C	—	—	23	23	132	—	335	467	490
W Austin Residences	41	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	131	249	391	640	808	78	459	1,345	1,985

Our principal residential holdings at December 31, 2012, included developed lots at Barton Creek and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at December 31, 2012, in addition to the W Austin Hotel & Residences, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development Activities - Commercial" for further discussion.

In December 2010, the hotel at our W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide Inc. The office space totals 39,328 square feet and the retail space totals 18,362 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) includes a live music and entertainment venue and production studio, which opened in February 2011.

In 2012, our revenues totaled $115.7 million and our net loss attributable to common stock totaled $1.6 million, compared with revenues of $137.0 million and a net loss attributable to common stock of $10.4 million for 2011. The decrease in revenues primarily relates to fewer sales of condominium units at the W Austin Hotel & Residences project because the sales for 2011 included presales from prior years that closed and were delivered as the units were completed during 2011. Revenues from sales of condominium units will continue to decline as our inventory of units is sold. The results for 2012 also include a gain of $4.3 million associated with the sale of eight undeveloped tracts at Lantana and a gain of $5.1 million associated with the sale of the two office buildings at 7500 Rialto Boulevard (7500 Rialto) in February 2012 (see Note 12 for further discussion).

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

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin area has been influenced by growth in the technology sector. The Austin-area population increased approximately 46 percent between 1999 and 2012, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 1999 through 2011, rising 22 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1999 and 2011, sales tax receipts in Austin rose by approximately 41 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin's five-county metro area population and median family income for 1989, 1999 and the most current information available for 2011 and 2012, based on U.S. Census Bureau data and City of Austin (the City) data.

Based on the City’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2011 (the latest period for which data is available).
Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City. Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially high-end residential and commercial leasing markets; however, beginning in 2005 through mid-2007, market conditions improved. During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S. and caused vacancy rates to increase in most markets, including Austin, Texas. Vacancy rates in Austin improved in 2012, compared with 2011. The December 31, 2012 and 2011, vacancy percentages for various types of developed properties in Austin are noted below.

	December 31,
	2012		2011
Building Type	Vacancy Factor
Industrial Buildings	13%	[a]	17%	[a]
Office Buildings (Class A)	14%	[a]	17%	[a]
Multi-Family Buildings	4%	[b]	5%	[b]
Retail Buildings	8%	[b]	9%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to plan long-term land development that maximizes the value of our Austin area assets through the appropriate balance of high-quality residential and commercial development projects. We believe that Austin, Texas continues to be a desirable market and many of our developments are in unique locations where approvals and entitlements, which we have already obtained, are difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City and several special interest groups have also traditionally opposed development in the area where most of our properties are located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be realizable in the future. Our current focus is to proceed with the development of our properties, funded by our operating cash flows and joint venture cash contributions, supplemented by near-term financing, which we expect to convert to long-term financing following project completion.
Recent years' economic conditions, including the constrained capital and credit markets, have negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We have responded to these conditions by successfully completing a process to restructure our existing debt, including reducing interest rates and extending maturities, in a manner that fits our current activities and gives us additional financial flexibility (see “Capital Resources and Liquidity” and Note 7 for further discussion). As of December 31, 2012, we had $8.4 million of availability under our credit facility with Comerica and $4.0 million in cash and cash equivalents available for use in our real estate operations, excluding $1.3 million of cash associated with the Parkside Village project and $7.5 million of cash associated with the W Austin Hotel & Residences project. The W Austin Hotel & Residences project paid $9.9 million in total distributions to us in 2012 and $9.9 million is payable to Canyon-Johnson. After determining the appropriate amount of cash to maintain as an operating reserve, the W Austin Hotel & Residences project may make additional distributions of any excess cash to us and Canyon-Johnson.
As of December 31, 2012, we had total debt of $137.0 million ($10.4 million of which matures in 2013). In addition, our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. In March 2013, we obtained a modification to the Beal Bank guaranty to reduce the minimum stockholders' equity balance to $110.0 million (see Note 13). We are also seeking a similar reduction in the minimum stockholders' equity covenant contained in our other debt agreements. As of December 31, 2012, our total stockholders' equity balance was $121.7 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales. Although we did not comply with the minimum stockholders' equity balance requirement at December 31, 2011, we were able to complete certain transactions during 2012 that allowed us to exceed the minimum stockholders' equity balance at the end of all quarterly periods during 2012. It is reasonably possible that we will again be out of compliance with the minimum stockholders' equity covenant in the near-term unless we are able to accomplish mitigating measures. To further address our liquidity needs, we expect to seek to extend near-term maturities and may also pursue additional financing to fund our development projects and ongoing operations. There can be no assurance we will be successful in these efforts. Our inability to succeed in these efforts would have a detrimental effect on our ability to continue to operate. See Part 1, Item 1A. “Risk Factors” for further discussion.
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

• Real Estate, Hotel, Entertainment Venue and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences project and our commercial leasing assets, is also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, infrastructure costs and financing costs regarding real estate assets. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated development costs and costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during 2012 or 2011 (see Note 1).

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

Our deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $13.8 million at December 31, 2012, and $13.1 million at December 31, 2011. In evaluating the recoverability of these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent current losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results.

As a result, we concluded that there was not sufficient positive evidence supporting the realizability of our deferred tax assets beyond an amount totaling $0.3 million at December 31, 2012, and $0.2 million at December 31, 2011 (see Note 8), and therefore, we had deferred tax asset valuation allowances of $13.5 million at December 31, 2012, and $13.0 million at December 31, 2011.

Our future results of operations may be negatively impacted by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. Our future results of operations may be favorably impacted by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized.

• Allocation of Overhead Costs.  We capitalize a portion of our direct overhead costs and also allocate a portion of these overhead costs to cost of sales based on the activities of our employees that are directly engaged in development activities. In connection with this procedure, we periodically evaluate our “corporate” personnel activities to quantify the amount of time, if any, associated with activities that would normally be capitalized or considered part of cost of sales. After determining the appropriate aggregate allocation rates, we apply these factors to our overhead costs to determine the appropriate allocations. This is a critical accounting policy because it affects our net results of operations for that portion which is capitalized. We capitalize only direct and indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support our development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). We charge to expense indirect costs that do not clearly relate to a real estate project such as salaries and allocated expenses related to our Chief Executive Officer and Chief Financial Officer.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2012, the number of our residential developed lots and development potential by area are shown below (excluding lots associated with our Crestview Station joint venture):

	Residential Lots
	Developed	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	41	—	41
Barton Creek:
Calera:
Calera Drive	6	—	6
Verano Drive	48	—	48
Amarra Drive:
Phase I Lots	2	—	2
Phase II Lots	33	—	33
Townhomes	—	221	221
Phase III	—	64	64
Mirador Estate	1	—	1
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	—	57	57

Total Residential Lots	131	2,356	2,487

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

W Austin Hotel & Residences. Delivery of the first condominium units began in January 2011. Condominium units were completed on a floor-by-floor basis with delivery of pre-sold units as they were completed. As of March 15, 2013, sales of 127 of the 159 condominium units had closed for $137.7 million (including 40 condominium units for $37.7 million in 2012) and seven of the remaining 32 condominium units were under contract.

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court courtyard home for $0.5 million during 2011. During 2012, we sold 17 Verano Drive lots for $5.5 million and two Calera Drive lots for $0.5 million. As of December 31, 2012, 48 lots at Verano Drive and six lots at Calera Drive remained unsold. As of March 15, 2013, we sold five lots at Verano Drive in 2013 and we had nine lots at Verano Drive and four lots at Calera Drive under contract.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course while others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008, and during 2012 we sold two Phase I lots for $0.7 million and two Phase II lots for $1.0 million. As of December 31, 2012, two Phase I lots and 33 Phase II lots remain unsold. As of March 15, 2013, one Phase II lot was under contract.

Mirador Estate.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. During 2012 we sold one Mirador lot for $0.4 million, and the final lot was sold in February 2013.

Circle C.  We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of Meridian included our contracts with three national homebuilders to complete the construction and sales of 494 lots. We sold the final 13 lots in 2010.

In 2006, we signed another contract with a national homebuilder for 42 additional lots. Development of those lots was substantially completed in April 2008. During 2011, we sold the final 21 lots for $2.3 million. The final phase of Meridian is expected to consist of 57 one-acre lots.

Commercial.  As of December 31, 2012, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Crestview Station joint ventures):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	77,641	12,000	—	89,641
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Tract L04	—	—	70,000	70,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	186,480	12,000	2,991,000	3,189,480

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

b.	Owned though a joint venture.
W Austin Hotel and Residences. The project has 39,328 square feet of leasable office space, of which 17,500 square feet opened in March 2011, including 9,000 square feet for our corporate office. The project also has 18,362 square feet of leasable retail space, of which 14,500 square feet opened in August 2011. As of December 31, 2012, occupancy was 64 percent for the office space and 82 percent for the retail space. Leasing activities for the remaining office and retail space are ongoing.

Barton Creek.  The first phase of Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of December 31, 2012, the retail complex was 100 percent leased and the bank building is leased through January 2023.

Circle C.  In 2008, we completed the construction of two retail buildings totaling 21,248 square feet in the aggregate at 5700 Slaughter. This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of December 31, 2012, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 89,641-square-foot retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett) to develop Parkside Village (see Note 3). Construction of the final two buildings is expected to be completed in late 2013 and as of December 31, 2012, occupancy of the completed 77,641 square feet was 89 percent. Of the two remaining buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 4,500-square-foot building.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. In August 2012, we completed the sale of eight of the remaining eleven undeveloped commercial tracts of land for $15.8 million. The tracts of land sold, which totaled approximately 154 acres, have entitlements for approximately 1,131,200 square feet of office space. As of December 31, 2012, we had remaining entitlements for approximately 555,000 square feet of office and retail use on 72 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements. During March 2013, we sold an additional 16 acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Crestview Station.  Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell its remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. We account for our 50 percent interest in the Crestview Station joint venture under the equity method. See Note 6 for further discussion of Crestview Station.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Years ended December 31,
	2012	2011
Operating income (loss):
Real estate operations	$385	$5,258
Hotel	2,204	(1,791)
Entertainment venue	261	(1,121)
Commercial leasing	(190)	(748)
Eliminations and other	121	83
Operating income	$2,781	$1,681
Interest expense, net	$(11,839)	$(6,667)
Net loss (income) attributable to noncontrolling interests in subsidiaries	$2,727	$(5,155)
Net loss attributable to Stratus common stock	$(1,586)	$(10,388)

We have four operating segments: "Real Estate Operations," "Hotel," "Entertainment Venue" and “Commercial Leasing” (see Note 11). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	2012	2011
Revenues:
Developed property sales	$45,716	$92,790
Undeveloped property sales	15,837	4,235
Commissions and other	612	626
Total revenues	62,165	97,651
Cost of sales, including depreciation	56,534	86,493
General and administrative expenses	5,246	5,900
Operating income	$385	$5,258

Developed Property Sales.  Sales for 2012 and 2011 included the following (dollars in thousands):

	2012			2011
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium Units	40	$37,709	$843	78	$89,009	$952

Barton Creek
Calera:
Verano Drive	17	5,479	183	2	400	98
Calera Drive	2	455	139	—	—	—
Calera Court Courtyard Homes	—	—	—	1	490	501
Amarra:
Phase I Lots	2	745	313	1	550	198
Phase II Lots	2	953	201	—	—	—
Mirador Estate	1	375	228	—	—	—
Circle C
Meridian	—	—	—	21	2,341	108
Total Residential	64	$45,716		103	$92,790

The decrease in developed property sales revenues in 2012 primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project because the sales for 2011 included presales from prior years that closed and were delivered as the units were completed during 2011. In addition, the inventory of condominium units has declined because of sales, leaving a remaining inventory of 32 units at March 15, 2013, from the original inventory of 159 units. The decrease in condominium unit sales in 2012 was partly offset by an increase in lot sales at Barton Creek.

As of March 15, 2013, we sold nine condominium units in 2013 and had seven condominium units under contract at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During 2012, we sold eight undeveloped commercial tracts of land at Lantana for $15.8 million in cash. During 2011, we sold a 12-acre tract of undeveloped land at Barton Creek for $2.2 million and a 28-acre tract of undeveloped land at Circle C for $2.0 million.

Commissions and Other.  Commissions and other revenues included sales of our development fee credits to third parties totaling $0.2 million in 2012 and 2011. We received these development fee credits as part of the Circle C settlement (see Note 10).

Cost of Sales. Cost of sales includes the cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $56.5 million in 2012 and $86.5 million in 2011. The decrease in cost of sales in 2012, compared with 2011, primarily resulted from fewer sales of condominium units at the W Austin Hotel & Residences project. Cost of sales also included charges to reflect revised estimates of projected aggregate profit margin on the condominium units totaling $1.5 million in 2012 and $5.8 million in 2011. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $6.5 million in 2012 and $5.9 million in 2011 and do not vary significantly with the number of property sales. These recurring costs were partly offset by Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.7 million in 2012. We received no MUD reimbursements in 2011.

General and Administrative Expenses.  Consolidated general and administrative expenses totaled $6.5 million in 2012 and $6.7 million in 2011. General and administrative expenses allocated to real estate operations totaled $5.2 million in 2012 and $5.9 million in 2011. For information about the allocation of general and administrative expenses to our operating segments, see Note 11.

Hotel
The following table summarizes our hotel operating results (in thousands):

	2012	2011
Hotel revenue	$35,644	$28,372
Hotel cost of sales, excluding depreciation	26,883	24,552
Depreciation	6,222	5,565
General and administrative expenses	335	46
Operating income (loss)	$2,204	$(1,791)

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $232 for 2012, compared with $184 for 2011. Hotel revenues increased in 2012, compared with 2011, primarily reflecting higher average occupancy and higher room rates.

Hotel Operating Costs. Hotel operating costs totaled $26.9 million in 2012 and $24.6 million in 2011 primarily reflecting increased variable costs from higher occupancy rates, including food and beverage expenses.

Entertainment Venue
The following table summarizes our entertainment venue operating results (in thousands):

	2012	2011
Entertainment venue revenue	$13,864	$9,070
Entertainment venue costs of sales, excluding depreciation	12,205	9,118
Depreciation	1,268	1,058
General and administrative expenses	130	15
Operating income (loss)	$261	$(1,121)

Entertainment Venue Revenue. Entertainment venue revenue primarily reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at other venues and production of recorded content for artists performing at ACL Live. Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	2012	2011
Events:
Events hosted	193	151
Estimated attendance	219,800	187,500
Ancillary net revenue per attendee[a]	$36.08	$15.59
Ticketing:
Number of tickets sold	147,800	128,800
Gross value of tickets sold (in thousands)	$8,325	$6,435

a.	Primarily includes sales of concessions and merchandise.

Entertainment venue revenues increased in 2012, compared with 2011, primarily reflecting an increased number of events hosted, sponsorship, personal seat license and suite revenue, and ancillary revenue per attendee.

Entertainment Venue Operating Costs. Entertainment venue operating costs totaled $12.2 million in 2012, compared with $9.1 million in 2011, primarily reflecting artist performance fees, which vary with the number of events hosted, and an increase in retail merchandise sold.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	2012	2011
Rental revenue	$4,885	$2,677
Rental cost of sales, excluding depreciation	2,231	1,506
Depreciation	1,531	824
General and administrative expenses	1,313	1,095
Operating loss	$(190)	$(748)

Rental Revenue.  Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in 2012, compared with 2011, primarily reflects increased occupancy at W Austin Hotel & Residences and Parkside Village, both of which opened during 2011.

Rental Operating Costs.  Rental operating costs increased to $2.2 million in 2012, compared with $1.5 million in 2011, primarily reflecting higher operating costs from the increased occupancy of office and retail space at the W Austin Hotel & Residences project and Parkside Village.

Depreciation.  Depreciation expense increased to $1.5 million in 2012, compared with $0.8 million in 2011, primarily reflecting higher depreciation on the office and retail space at the W Austin Hotel & Residences project and Parkside Village.

Non-Operating Results
Interest Expense, Net.  Interest expense (before capitalized interest) totaled $15.3 million in 2012 and $17.8 million in 2011. Lower interest expense in 2012 primarily reflects debt repayments on the Ford loan during 2011 and 2012. The decrease in 2012 is partly offset by a charge to interest expense associated with the Ford profits interest totaling $1.2 million in first-quarter 2012. Capitalized interest is primarily related to the W Austin Hotel & Residences project and the Parkside Village project and totaled $3.5 million for 2012 and $11.1 million in 2011.

Other Income, Net. We recorded other income of $0.6 million in 2012 and 2011, which primarily reflects MUD reimbursements at Barton Creek and forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project.

Equity in Unconsolidated Affiliate’s Loss.  We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Our equity in Crestview Station’s losses totaled less than $0.1 million in 2012, compared with $0.3 million in 2011, as a result of Crestview Station's sale of 73 lots for $3.8 million in 2012.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.6 million in 2012 and $0.7 million in 2011. Our tax provision for 2012 and 2011 includes the Texas state margin tax. The difference between our consolidated effective income tax rates for 2012 and 2011, and the U.S. federal statutory rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets (see Note 8).

Net Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries.  Net losses (income) attributable to noncontrolling interests in subsidiaries primarily relates to the W Austin Hotel & Residences project (see Note 2) and totaled $2.7 million in 2012 and $(5.2) million in 2011. The W Austin Hotel & Residences project incurred net losses in 2012, compared with net income in 2011, primarily because of fewer condominium sales and higher net interest expense in 2012.

DISCONTINUED OPERATIONS

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. See Note 12 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows when market conditions improve. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Cash provided by operating activities totaled $21.3 million in 2012, compared with $35.9 million in 2011. The decrease is primarily related to a $35.5 million reduction in property sales principally resulting from fewer sales of condominium units at the W Austin Hotel & Residences project because 2011 sales included presales from prior years that closed and were delivered as the units were completed in 2011, and we have fewer units left in inventory. The continued weakness in the U.S. and Austin, Texas area real estate market has negatively affected sales of lots; however, we experienced an increase in lot sales activity in 2012, compared with 2011. Expenditures for purchases and development of real estate properties for 2012 and 2011 included development costs for our real estate operations properties, and primarily related to the residential portion of the W Austin Hotel & Residences project ($4.9 million during 2012, compared with $45.3 million during 2011).

Cash provided by investing activities totaled $0.5 million in 2012, compared with cash used in investing activities of $18.2 million in 2011. Capital expenditures for 2012 primarily included costs for Parkside Village totaling $4.2 million. Capital expenditures for 2011 included costs for the hotel, office, retail and entertainment venue portions of the W Austin Hotel & Residences project totaling $15.4 million. Proceeds from the sale of 7500 Rialto totaled $5.7 million in 2012 (see Note 12). We also made capital contributions to Crestview Station totaling $0.2 million in 2012 and $0.5 million in 2011.

Cash used in financing activities totaled $17.1 million in 2012, compared with $21.4 million in 2011. In 2012, net payments on our credit facility totaled $11.7 million, while borrowings from the Beal Bank loan for the W Austin Hotel & Residences project totaled $4.7 million and borrowings from the Parkside Village loan totaled $6.1 million. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $20.6 million in 2012. Financing costs in 2012 totaled $0.7 million primarily for the amended Comerica credit facility. During 2012 we generated net proceeds of $4.8 million from the sale of common stock. Noncontrolling interests contributions for the W Austin Hotel & Residences project and Parkside Village project totaled $0.3 million in 2012, compared with $10.1 million in 2011. In 2011, net borrowings from our credit facility totaled $13.5 million (including $12.2 million under the Comerica term loans), borrowings from the Beal Bank loan totaled $26.2 million, borrowings from the Parkside Village loan totaled $4.0 million and borrowings on the 5700 Slaughter loan totaled $0.9 million, partly offset by financing costs of $0.3 million. Debt repayments on project and term loans totaled $75.4 million in 2011. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2012.

In 2001, our Board of Directors authorized an open market share purchase program for up to 0.7 million shares of our common stock. During 2011, we purchased 47,500 shares in private transactions for $0.3 million, or $6.46 per share. As of December 31, 2012, a total of 113,645 shares remain available under this program. From January 1, 2013, through March 15, 2013, we purchased 36,884 shares of common stock for $0.4 million or $10.06 per share. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding; however, approval was obtained from the lender for purchases made in 2011 and 2013.

Credit Facility and Other Financing Arrangements
At December 31, 2012, we had total debt of $137.0 million, compared with $158.5 million at December 31, 2011. Our debt outstanding at December 31, 2012, consisted of the following:

•
$67.7 million outstanding under the Beal Bank loan agreement, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the project.

•
$26.6 million outstanding, under the revised $48.0 million credit facility is comprised of a $35.0 million revolving line of credit, $8.4 million of which is available, a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.9 million of letters of credit committed), and a $10.0 million construction loan, with no amounts outstanding (see Note 7 for further discussion). We will use the proceeds from the revolver to fund our working capital needs, including land acquisitions, the proceeds from the letter of credit tranche to fund additional working capital needs and proceeds from the construction loan to develop the regional road and infrastructure for Section N of Barton Creek. The credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing.

•
$23.0 million outstanding under five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan. In September 2012, we entered into modification agreements for our ASIP unsecured term loans whereby we paid off two loans totaling $9 million and extended the maturity dates of the remaining five loans; four of which totaling $15 million mature in 2015 and one totaling $8.0 million matures in 2016 (see Note 7 for further discussion).

•	$10.2 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 3 for further discussion).

•	$5.2 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.4 million outstanding under a term loan, which is secured by Barton Creek Village.

The Beal Bank loan agreement, our Comerica credit facility and our American Strategic Income Portfolio Inc. (ASIP) unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million. In March 2013, we obtained a modification to the Beal Bank guaranty to reduce the minimum stockholders' equity balance to $110.0 million (see Note 13). We are also seeking a similar reduction in the minimum stockholders' equity covenant contained in our other debt agreements. As of December 31, 2012, our total stockholders’ equity was $121.7 million. A prolonged weakness in the real estate market in Austin, Texas, including any impacts on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see Part 1, Item 1A. “Risk Factors.”

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2012 (in thousands):

	2013		2014	2015	2016	Total
Debt[a]	$10,397	[b]	$98,660	$19,978	$8,000	$137,035
Scheduled interest payments[c]	11,141		8,796	1,275	608	21,820
Construction contracts	1,251		—	—	—	1,251
Operating lease	59		3	1	—	63
Total	$22,848		$107,459	$21,254	$8,608	$160,169

a.
Debt maturities represent scheduled maturities based on outstanding debt balances at December 31, 2012; however, all proceeds from sales of condominium units and net operating income at the W Austin Hotel & Residences project must be offered to Beal Bank to pay down debt incurred in connection with the project.

b.	Parkside Village project loan totaling $10.2 million may be extended for an additional one-year term upon its maturity in May 2013.

c.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2012, for variable-rate debt.

We had commitments under noncancelable contracts totaling $1.3 million at December 31, 2012. These commitments primarily included contracts totaling approximately $1.0 million for infrastructure work in connection with Section N at Barton Creek.

At December 31, 2012, we guaranteed $1.1 million, or 25 percent of the outstanding balances, of the $4.2 million of outstanding debt at Crestview Station. If the third scheduled closing of 59 lots contemplated by the purchase and sale agreement with DR Horton does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance (see Note 6).

At December 31, 2012, we also have guarantees related to the W Austin Hotel & Residences project (see Note 2).

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

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, its management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its management’s assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stratus Properties Inc.

We have audited Stratus Properties Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Stratus Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratus Properties Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, equity and cash flows for each of the years in the two-year period ended December 31, 2012, and our report dated March 28, 2013, expressed an unqualified opinion on these consolidated financial statements.

/s/ BKM Sowan Horan, LLP

Addison, Texas
March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2012, and 2011 and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the two-year period ended December 31, 2012. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKM Sowan Horan, LLP

Addison, Texas
March 28, 2013

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$12,784	$7,695
Restricted cash	17,657	6,810
Real estate held for sale	60,244	74,003
Real estate under development	31,596	54,956
Land available for development	49,569	60,936
Real estate held for investment, net	189,331	185,221
Investment in unconsolidated affiliate	3,402	3,246
Other assets	14,545	11,809
Discontinued operations (Note 12)	—	16,929
Total assets	$379,128	$421,605

LIABILITIES AND EQUITY
Accounts payable	$13,845	$8,760
Accrued liabilities	8,605	10,217
Deposits	2,073	1,848
Debt (Note 7)	137,035	158,451
Other liabilities and deferred gain	8,675	3,064
Discontinued operations (Note 12)	—	21,583
Total liabilities	170,233	203,923

Commitments and contingencies (Notes 7,10 and 12)

Equity:
Stratus stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized,
9,037 and 8,387 shares issued, respectively and
8,097 and 7,452 shares outstanding, respectively	90	84
Capital in excess of par value of common stock	203,298	198,175
Accumulated deficit	(63,309)	(61,723)
Common stock held in treasury, 940 shares and 935 shares,
at cost, respectively	(18,392)	(18,347)
Total Stratus stockholders’ equity	121,687	118,189
Noncontrolling interests in subsidiaries	87,208	99,493
Total equity	208,895	217,682
Total liabilities and equity	$379,128	$421,605
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2012	2011
Revenues:
Real estate	$62,114	$97,651
Hotel	35,402	28,100
Entertainment venue	13,799	9,010
Rental	4,422	2,275
Total revenues	115,737	137,036
Cost of sales:
Real estate	56,125	86,095
Hotel	26,883	24,546
Entertainment venue	12,086	8,982
Rental	2,165	1,506
Depreciation	9,165	7,573
Total cost of sales	106,424	128,702
General and administrative expenses	6,532	6,653
Total costs and expenses	112,956	135,355
Operating income	2,781	1,681
Interest expense, net	(11,839)	(6,667)
Other income, net	605	550
Loss from continuing operations before income taxes
and equity in unconsolidated affiliate’s loss	(8,453)	(4,436)
Equity in unconsolidated affiliate’s loss	(29)	(337)
Provision for income taxes	(636)	(651)
Loss from continuing operations	(9,118)	(5,424)
Income from discontinued operations	4,805	191
Net loss and total comprehensive loss	(4,313)	(5,233)
Net loss (income) and total comprehensive loss (income)
attributable to noncontrolling interests in subsidiaries	2,727	(5,155)
Net loss and total comprehensive loss attributable to Stratus common stock	$(1,586)	$(10,388)

Basic and diluted net (loss) income per share attributable to Stratus common stock:
Continuing operations	$(0.80)	$(1.41)
Discontinued operations	0.60	0.02
Basic and diluted net loss per share attributable to Stratus common stock	$(0.20)	$(1.39)

Weighted-average shares of common stock outstanding:
Basic and diluted	7,966	7,482
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(4,313)	$(5,233)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	9,165	8,426
Cost of real estate sold	44,810	70,623
Gain on sale of 7500 Rialto	(5,146)	—
Deferred income taxes	(142)	19
Stock-based compensation	269	422
Equity in unconsolidated affiliate’s loss	29	337
Deposits	239	(6,529)
Development of real estate properties	(8,591)	(58,590)
(Increase) decrease in other assets	(12,420)	2,326
(Decrease) increase in accounts payable, accrued liabilities and other	(2,608)	24,101
Net cash provided by operating activities	21,292	35,902

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(4,731)	(6,303)
Entertainment venue	(200)	(4,985)
Hotel	(64)	(6,370)
Proceeds from sale of 7500 Rialto	5,697	—
Investment in unconsolidated affiliate	(185)	(500)
Net cash provided by (used in) investing activities	517	(18,158)

Cash flow from financing activities:
Borrowings from credit facility	24,655	22,561
Payments on credit facility	(36,391)	(9,023)
Borrowings from project and term loans	10,816	31,128
Payments on project and term loans	(20,638)	(75,417)
Noncontrolling interests contributions	341	10,088
Common stock issuance	4,817	—
Net payments for stock-based awards	(2)	(88)
Purchases of Stratus common stock	—	(307)
Financing costs	(708)	(331)
Net cash used in financing activities	(17,110)	(21,389)
Net increase (decrease) in cash and cash equivalents	4,699	(3,645)
Cash and cash equivalents at beginning of year	8,085	11,730
Cash and cash equivalents at end of year	$12,784	$8,085
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Number of Shares	At Cost	Total Stratus Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2010	8,354	$84	$197,773	$(51,335)	879	$(17,972)	$128,550	$84,250	$212,800
Exercised and issued stock-based awards	33	—	(20)	—	—	—	(20)	—	(20)
Stock-based compensation	—	—	422	—	—	—	422	—	422
Treasury stock purchases	—	—	—	—	47	(307)	(307)	—	(307)
Tender of shares for stock-based awards	—	—	—	—	9	(68)	(68)	—	(68)
Noncontrolling interests contributions	—	—	—	—	—	—	—	10,088	10,088
Total comprehensive (loss) income	—	—	—	(10,388)	—	—	(10,388)	5,155	(5,233)
Balance at December 31, 2011	8,387	84	198,175	(61,723)	935	(18,347)	118,189	99,493	217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	25	—	43	—	—	—	43	—	43
Stock-based compensation	—	—	269	—	—	—	269	—	269
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interests distributions, net	—	—	—	—	—	—	—	(9,558)	(9,558)
Total comprehensive loss	—	—	—	(1,586)	—	—	(1,586)	(2,727)	(4,313)
Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	940	$(18,392)	$121,687	$87,208	$208,895
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

On February 27, 2012, Stratus sold its two office buildings at 7500 Rialto Boulevard (7500 Rialto). As a result, 7500 Rialto is reported as discontinued operations and the consolidated financial statements for 2011 have been adjusted to reflect this presentation (see Note 12).

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

Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences project and Stratus' commercial leasing assets, is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

Stratus recorded no impairment charges for the years ended December 31, 2012 and 2011. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Commercial leasing properties are depreciated on a straight-line basis over their estimated life of between 30 and 40 years. The hotel and entertainment venue properties are depreciated on a straight-line basis over their estimated life of 35 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a three to five-year period. Tenant improvements are depreciated over the related lease terms.

Investment in Unconsolidated Affiliate.  Stratus has a 50 percent interest in the Crestview Station project (see Note 6), which it accounts for under the equity method. Stratus has determined that consolidation of the Crestview Station project is not required.

Other Assets.  Other assets primarily consist of restricted cash, deferred financing and leasing costs, prepaid insurance, tenant and other accounts receivable, and notes and interest receivable. Deferred financing costs are amortized using the straight-line method over the term of the related debt, which approximates the effective interest method, to interest expense. Deferred leasing costs are amortized to cost of sales using the straight-line method over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $5.2 million at December 31, 2012, and $6.5 million at December 31, 2011.

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

Stratus' revenues from entertainment venue operations are primarily derived from ticket sales; sponsorships, personal seat licenses and suite sales; and sales of concessions and merchandise. Revenues from ticket sales are recognized after the corresponding performance occurs. Revenues from sponsorships and other revenue not related to a single event are classified as deferred revenue and generally amortized over the operating season or term of the contract. Revenues from concessions and merchandise sales are recognized at the time of sale.

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

A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2012	2011
Revenues:
Developed property sales	$45,716	$92,790
Undeveloped property sales	15,837	4,235
Hotel	35,402	28,100
Entertainment venue	13,799	9,010
Rental	4,422	2,275
Commissions and other	561	626
Total revenues	$115,737	$137,036

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing and depreciation. Cost of sales also includes operating costs for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2012	2011
Cost of developed property sales	$38,364	$77,415
Cost of undeveloped property sales	11,539	2,240
Hotel operating costs	26,883	24,546
Entertainment venue operating costs	12,086	8,982
Rental operating costs	2,165	1,506
Project expenses and allocation of overhead costs (see below)	6,477	5,892
Municipal utility district reimbursements (see below)	(688)	—
Depreciation	9,165	7,573
Other, net	433	548
Total cost of sales	$106,424	$128,702

Gross profit on condominium sales from the W Austin Hotel & Residences project is based on estimates of total project sales value and total project costs for the condominiums. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. Stratus revised estimates of projected aggregate profit margins on condominium units at the W Austin Hotel & Residences project, resulting in a charge to cost of sales totaling $1.5 million in 2012 and $5.8 million in 2011.

Allocation of Overhead Costs.  Stratus has historically allocated a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital assets and sales and marketing for cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as salaries and allocated expenses related to the Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Prior to 1996, Stratus capitalized infrastructure costs to the costs of its properties as those costs were incurred. Subsequently, those costs were expensed through cost of sales as properties sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of the cost of MUD properties and are recorded as a reduction of the related asset’s carrying amount or cost of sales if the property has been sold. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and being able to obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when that determination is made. MUD reimbursements represent the actual amounts received.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.6 million in 2012 and 2011.

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

Earnings Per Share.  Stratus’ basic and diluted net loss per share of common stock were calculated by dividing the net loss attributable to Stratus common stock by the weighted average number of common shares outstanding during the year. Stock options and restricted stock units representing approximately 134,300 shares for 2012 and 120,800 shares for 2011 were excluded from weighted average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive, either because inclusion of the options would result in a decrease of Stratus' net loss per share, or the stock options had exercise prices greater than the average market price of Stratus' common stock.

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

New Accounting Standards. In May 2011 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011. Stratus adopted this ASU effective January 1, 2012.

In June 2011, the FASB issued an ASU in connection with accounting guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income, other comprehensive income and total comprehensive income (i.e. including net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011. Stratus adopted this ASU effective January 1, 2012.

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint-venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of December 31, 2012, capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions of $9.9 million were made to Stratus in 2012 and $9.9 million was payable to Canyon-Johnson at December 31, 2012. The joint venture has a construction loan with Beal Bank Nevada that funded project costs (see Note 7 for further discussion).

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the joint venture (in thousands):

	December 31,	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$7,461	$4,955
Restricted cash	17,657	6,810
Real estate held for sale	45,320	54,783
Real estate under development	—	18,432
Real estate held for investment, net	163,666	170,788
Other assets	8,398	7,174
Total assets	242,502	262,942
Liabilities:
Accounts payable	13,592	6,526
Accrued liabilities	6,322	7,360
Deposits	1,714	1,618
Debt[a]	67,670	70,349
Other liabilities	2,386	1,510
Total liabilities	91,684	87,363
Net assets	$150,818	$175,579

a.	Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project's cumulative profits or losses are allocated based on a hypothetical liquidation of the venture's net assets as of each balance sheet date. At December 31, 2012, the cumulative losses for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

On October 3, 2012, the joint venture and Pedernales Entertainment LLC (Pedernales) formed Stageside Productions (Stageside) to promote, market and commercialize the production, sale, distribution and general oversight of audio and video recordings of events or performances occurring at Austin City Limits Live at the Moody Theater (ACL Live). The joint venture's initial capital contributions to Stageside totaled $0.3 million, and the joint venture will contribute additional capital as necessary to fund the working capital needs of Stageside. The joint venture has a 100 percent capital funding interest and has a 40 percent residual and voting interest in Stageside. The joint venture performed an evaluation and concluded Stageside is a VIE and that the joint venture is the primary beneficiary. Accordingly, the results of Stageside are consolidated in the joint venture's financial statements.

3. Joint Venture with Moffett Holdings, LLC
On February 28, 2011, Stratus entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C community.

Stratus’ capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made cash capital contributions to the joint venture totaling $3.8 million to fund the development of the project. The joint venture also has a construction loan with Comerica Bank to finance the development of Parkside Village (see Note 7 for further discussion). The Parkside Village loan had an outstanding balance of $10.2 million and availability of $3.5 million at December 31, 2012.

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

4. Real Estate, net

	December 31,
	2012		2011
	(In Thousands)
Real estate held for sale:
Developed lots and condominium units	$60,244	[a]	$74,003

Real estate under development:
W Austin Hotel & Residences	—		18,432	[a]
Acreage and lots	31,596		36,524
	31,596		54,956

Land available for development:
Undeveloped acreage	49,569		60,936

Real estate held for investment:
W Austin Hotel & Residences
Hotel	122,169		121,888
Entertainment venue	40,762		40,612
Office and Retail	15,798		15,400
Barton Creek Village	6,433		6,476
5700 Slaughter	5,866		5,866
Parkside Village	15,067		2,686
Furniture, fixtures and equipment	1,616		1,787
Total	207,711		194,715
Accumulated depreciation	(18,380)		(9,494)
Total real estate held for investment, net	189,331		185,221	[b]

Total real estate, net	$330,740		$375,116

a.	Includes $9.5 million of condominium unit assets reclassified from real estate under development related to the W Austin Hotel & Residences project in 2012.

b.
Excludes real estate held for investment, net of accumulated depreciation, totaling $15.2 million in 2011 associated with 7500 Rialto, which was reclassified as discontinued operations in 2012 (see Note 12).

Real estate held for sale. Developed properties include condominium units at the W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use, or a developed lot with a home already built on it. As of December 31, 2012, Stratus owned 90 developed lots and 41 completed condominium units at the W Austin Hotel & Residences project.

Real estate under development. Acreage under development includes real estate for which infrastructure for the entire property is currently under construction and/or is expected to be completed, and necessary permits have been received, or on which commercial properties are under development. Acreage under development at December 31, 2012, totaled 640 acres.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property). Stratus’ undeveloped acreage as of December 31, 2012, included approximately 1,345 acres of land in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences project includes a 251-room hotel, which opened in December 2010. The W Austin Hotel & Residences project also includes ACL Live, an entertainment venue and production studio, with a maximum capacity of 3,000 people, 39,328 square feet of office space and 18,362 square feet of retail space. As of December 31, 2012, occupancy was 64 percent for the office space and 82 percent for the retail space. The Barton Creek Village property includes a 22,366-square-foot retail complex, which was 100 percent leased at December 31, 2012, and a 3,085-square-foot bank building, which is leased through January 2023. The 5700 Slaughter property includes two retail buildings totaling in the aggregate 21,248 square feet, which was 91 percent leased at December 31, 2012. The Parkside Village property consists of a 89,641-square-foot retail complex in the Circle C community. Construction of the final two buildings is expected to be completed in late 2013 and as of December 31, 2012, occupancy of the completed 77,641 square feet was 89 percent. Of the two buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 4,500-square-foot building.

Stratus also owns two acres of undeveloped commercial property in San Antonio, Texas.

Capitalized interest. Stratus recorded capitalized interest of $3.5 million in 2012 and $11.1 million in 2011.

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

The carrying value for certain Stratus financial instruments (i.e., cash, accounts and notes receivable, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instrument follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$137,035	$136,774	$158,451	$157,529

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

6. Investment in Unconsolidated Affiliate
In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the commuter rail line. With Trammell Crow, Stratus completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property.

Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008.

During 2012, Crestview Station entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. At December 31, 2012, Stratus' investment in Crestview Station totaled $3.4 million and Crestview Station had $4.2 million of outstanding debt, for which Stratus and Tramell Crow have executed a joint and several guaranty of $1.1 million, or 25 percent of the outstanding balance. If the third closing of 59 lots contemplated by the purchase and sale agreement does not occur by April 2014, Stratus' guaranty increases to 100 percent of the then outstanding loan balance.

Stratus’ equity in Crestview Station’s losses totaled less than $0.1 million in 2012 and $0.3 million in 2011. Summarized, unaudited financial information for Crestview Station follows (in thousands):

	2012	2011
Years Ended December 31:
Gross profit	$365	$—
Net loss	(58)	(674)
At December 31:
Total assets	$11,144	$14,393
Total liabilities	4,339	7,900
Total equity	6,805	6,493

7. Debt

	December 31,
	2012	2011
	(In Thousands)
Beal Bank loan,
average interest rate 10.0% in 2012 and 2011	$67,670	$67,872
Comerica credit facility,
average interest rate 6.26% in 2012 and 6.12% in 2011	26,612	38,348
Unsecured term loans,
average interest rate 8.29% in 2012 and 8.75% in 2011	23,000	36,000
Parkside Village loan,
average interest rate 5.0% in 2012 and 2011	10,207	4,034
Slaughter term loan,
average interest rate 6.95% in 2012 and 2011	5,162	5,243
Barton Creek Village term loan,
average interest rate 6.25% in 2012 and 2011	4,384	4,477
Ford loan,
average interest rate 17.5% in 2012 and 2011	—	2,477
Total debt	$137,035	$158,451

Beal Bank Loan.  On October 21, 2009, the joint venture with Canyon-Johnson obtained construction financing from Beal Bank Nevada (Beal Bank) for up to an aggregate of $120.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. The Beal Bank loan is secured by the W Austin Hotel & Residences project assets, which had a net book value of $163.7 million at December 31, 2012.

The annual interest rate applicable to amounts borrowed under the Beal Bank loan agreement is The Wall Street Journal Prime Rate, as it changes from time to time, plus 6.75 percent. The outstanding principal is due at maturity on October 21, 2014.

Borrowed amounts may not be prepaid, in whole or in part, prior to July 2, 2013. Borrowed amounts may be prepaid in whole or in part after July 2, 2013, and on or prior to July 2, 2014, subject to a prepayment fee equal to one percent of the amount of principal being prepaid. Optional prepayments made after July 2, 2014, are not subject to prepayment premiums or fees. In addition, as and when residential condominium units at the W Austin Hotel & Residences project are sold, all net sales proceeds from the sale of the residential units and all net operating income (each as defined under the Beal Bank loan agreement) must be offered to Beal Bank as a principal prepayment under the loan agreement. Beal Bank, in its sole discretion, may at any time elect to accept or reject any offered prepayments.

The Beal Bank loan agreement, which was modified in March 2013 (See Note 13) contains customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $120.0 million, and other restrictions Stratus’ total stockholders equity balance was $121.7 million at December 31, 2012. The full payment and performance obligations under the loan have been guaranteed by each of Stratus and Canyon-Johnson.

Comerica Credit Facility. Effective December 31, 2012, Stratus amended its credit facility, such that the existing $45.0 million facility was replaced with a $48.0 million credit facility, divided into three tranches as follows: (1) a $35.0 million revolving line of credit, (2) $3.0 million for letters of credit and (3) a $10.0 million construction loan. The interest rate applicable to amounts borrowed under each loan is an annual rate of London Interbank Offered Rate (LIBOR) plus 4.0 percent, with a minimum interest rate of 6.0 percent. The credit facility will mature on November 30, 2014. Stratus' obligations under the credit facility are secured by substantially all of Stratus' assets, except for properties that are encumbered by separate non-recourse permanent loan financing, and sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $120.0 million.

Under the terms of the credit facility, (1) any distributions received by Stratus from its investment in the W Austin Hotel & Residences Project shall be paid to Comerica and applied against the $35.0 million revolving loan to the extent of any outstanding debt and (2) municipal utility district reimbursements and land sales proceeds directly related to Section N of Barton Creek shall be used to first repay the $10.0 million construction loan, with any excess used to pay down the $35.0 million revolving loan. Any amounts borrowed and repaid under the $10.0 million construction loan will not be available for future advance to Stratus. At December 31, 2012, the aggregate principal balance outstanding under the revolving loan was $26.6 million and no amounts were outstanding under the letter of credit tranche or the construction loan.

Unsecured Term Loans.  Stratus has $23.0 million of borrowings outstanding under five unsecured term loans with American Strategic Income Portfolio Inc. (ASIP, formerly First American Asset Management or FAAM), including two $3.5 million loans, an $8.0 million loan, a $5.0 million loan and a $3.0 million loan.

On September 10, 2012, Stratus extended and modified the ASIP loans effective as of September 1, 2012. On September 10, 2012, Stratus also paid in full the $2.0 million unsecured term loan that was scheduled to mature on December 31, 2012, and the $7.0 million unsecured term loan that was scheduled to mature on June 30, 2013. The Loan Modification Agreements reduced the interest rate, from 8.75 percent to 7.25 percent, and extended the maturity dates as follows:

Lender	Principal Balance	Former Maturity Date	Modified Maturity Date
American Strategic Income Portfolio Inc.-II	$3,000,000	12/31/2012	12/31/2015

American Select Portfolio Inc.	3,500,000	12/31/2012	12/31/2015

American Strategic Income Portfolio Inc.-II	8,000,000	6/30/2013	12/31/2016

American Select Portfolio Inc.	5,000,000	12/31/2014	3/31/2015

American Strategic Income Portfolio Inc.	3,500,000	12/31/2014	3/31/2015

All other terms and conditions under each of the the loans remain unchanged, including the debt service coverage ratio covenant and the alternative covenant that requires Stratus to maintain total stockholders' equity of no less than $120.0 million.

Parkside Village Loan. On May 17, 2011, the joint venture entered into a construction loan agreement and promissory note with Comerica Bank to finance the development of Parkside Village. Pursuant to the loan agreement, the joint venture may borrow up to an aggregate of $13.7 million to fund the construction and development costs of Parkside Village. At Stratus' option, amounts borrowed will bear interest at a per annum rate equal to the base rate as defined in the loan agreement plus one percent or the LIBOR plus three percent. The loan agreement contains customary financial covenants and other restrictions.

The outstanding principal balance of the note, together with all accrued and unpaid interest is due and payable on May 31, 2013. The loan may be prepaid in whole or in part at any time prior to maturity without penalty or premium. The loan may be extended for an additional one-year term upon its maturity. The loan is secured by a lien on the assets of the Parkside Village project, which had a net book value of $15.0 million at December 31, 2012. The full payment and performance of the loan agreement is guaranteed by Stratus.

Slaughter Term Loan. Stratus has $5.2 million of borrowings outstanding under a $5.4 million term loan, which will mature in January 31, 2015. The Slaughter term loan is secured by 5700 Slaughter, which had a net book value of $4.9 million at December 31, 2012. The applicable interest rate is 6.95 percent, and payments of principal and interest are due monthly.

Barton Creek Village Term Loan. Stratus has $4.4 million of borrowings outstanding under a term loan, which will mature in April 1, 2014. The Barton Creek Village term loan is secured by Barton Creek Village, which had a net book value of $5.2 million at December 31, 2012. The applicable interest rate is 6.25 percent, and payments of interest and principal are due monthly.

Ford Loan. On April 6, 2010, Stratus and Canyon-Johnson entered into a $30.0 million loan with Hunter’s Glen/Ford Investments I LLC (the Ford loan). In first-quarter 2012, Stratus fully repaid the Ford loan and generated operating cash flow, as defined in the profits interest agreement, which entitled Ford to a net profits interest of $1.2 million, resulting in a charge to interest expense (before capitalized interest) of approximately $1.2 million in first-quarter 2012. Stratus has no further obligation under the profits interest agreement.

Maturities. The following table summarizes our debt maturities as of December 31, 2012 (in thousands):

	2013		2014	2015	2016	Total
Beal Bank Loan	$—		$67,670	$—	$—	$67,670
Comerica Credit Facility	—		26,612	—	—	26,612
Unsecured Term Loans	—		—	15,000	8,000	23,000
Parkside Village Loan	10,207	[a]	—	—	—	10,207
Slaughter Term Loan	89		95	4,978	—	5,162
Barton Creek Village Loan	101		4,283	—	—	4,384
Total	$10,397		$98,660	$19,978	$8,000	$137,035
a. Loan may be extended for an additional one-year term upon its maturity in May 2013.

8. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2012	2011
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$4,442	$3,931
Alternative minimum tax credits (no expiration)	820	820
Employee benefit accruals	551	523
Accrued liabilities	75	63
Other assets	5,744	3,433
Net operating loss credit carryforwards	2,201	4,734
Other liabilities	(48)	(373)
Valuation allowance	(13,491)	(12,978)
Deferred tax assets, net	$294	$153

Stratus’ deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $13.8 million at December 31, 2012, and $13.1 million at December 31, 2011. In evaluating the recoverability of these deferred tax assets, Stratus considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at December 31, 2012, and $0.2 million at December 31, 2011, and Stratus recorded charges totaling $0.5 million in 2012 and $2.5 million in 2011 to the provision for income taxes to provide additional valuation allowances.

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

Stratus’ income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2012	2011
Current	$(778)	$(632)
Deferred	142	(19)
Provision for income taxes	$(636)	$(651)

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realized through a reduction of current taxes payable. Stratus' deferred tax asset related to the U.S. net operating loss carry forwards at December 31, 2012, did not include an additional $5.0 million of net operating losses in relation to excess tax benefits on stock option exercises and restricted stock units vested beginning in 2007 because these benefits have not yet been realized. At December 31, 2012, excluding these losses, Stratus had net operating loss carryforwards of approximately $6.3 million that expire between 2028 and 2031.

Stratus adopted the provisions of FASB ASC 740-10-25 (formerly FASB Interpretations No. 48, "Accounting for Uncertainty in Income Taxes") on January 1, 2007. During 2012, Stratus recorded an unrecognized tax benefit of $0.6 million related to state income tax filing positions. A summary of unrecognized tax benefits as of December 31, 2012, and changes during the year ended December 31, 2012, follows:

2012
Balance at January 1	$—
Additions for tax positions related to the current year	252
Additions for tax positions related to prior years	310
Balance at December 31	$562

As of December 31, 2012, there was $0.6 million of unrecognized tax benefits that if recognized would affect Stratus' annual effective tax rate. Stratus does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Stratus adopted the policy to include interest and penalty expense related to income taxes as interest and other expense, respectively. As of December 31, 2012, less than $0.1 million of interest expenses have been accrued.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is not more likely than not to be sustained upon examination by the taxing authorities. Stratus had no unrecognized tax benefits relating to uncertain tax positions as of December 31, 2012. Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2008, and state income tax examinations for the years prior to 2007.

Reconciliations of the income tax benefit computed at the federal statutory tax rate and the recorded income tax provision follow (dollars in thousands):

	Years Ended December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$1,256	35%	$1,474	35%
Adjustments attributable to:
Change in valuation allowance	(513)	(14)%	(2,468)	(59)%
Noncontrolling interests	(954)	(27)%	1,804	43%
Equity in unconsolidated affiliate’s loss	10	—%	118	3%
State taxes and other, net	(435)	(12)%	(1,579)	(37)%
Income tax provision	$(636)	(18)%	$(651)	(15)%

Stratus paid federal and state income taxes totaling $0.1 million in 2012 and 2011. Stratus did not receive refunds of federal or state income taxes in 2012 and 2011.

9. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has three stock-based compensation plans. Two of these plans have awards available for grant. In August 2010, Stratus’ shareholders approved the 2010 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 140,000 shares of Stratus common stock, that are issuable to Stratus employees and non-employee directors. Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of stock. Awards with respect to 56,875 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2012.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized when appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2012	2011
Stock options awarded to employees (including directors)	$28	$57
Restricted stock units awarded to employees	241	365
Impact on net loss before income taxes	$269	$422

Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). A summary of stock options outstanding as of December 31, 2012, and changes during the year ended December 31, 2012, follows:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	101,000	$16.65
Granted	—	—
Exercised	(5,250)	8.26
Forfeited	(3,750)	9.00
Balance at December 31	92,000	17.45	3.6	$12.8
Vested and exercisable at December 31	84,500	18.19	3.2	$10.0

A summary of stock options outstanding and changes during the year ended December 31, 2011, follows:

	2011
	Number of Options	Weighted Average Option Price
Balance at January 1	93,500	$17.19
Granted	7,500	9.99
Exercised	—	—
Expired	—	—
Balance at December 31	101,000	16.65

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ stock. Stratus estimates its expected life of options using historical data to estimate option exercises and forfeitures. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. The following table summarizes the number of stock options granted, the calculated fair value and assumptions used to determine the fair value of Stratus’ stock option awards during 2011. There were no stock options granted during 2012.

2011
Options granted	7,500
Grant-date fair value per stock option	$6.91
Expected and weighted average volatility	76.2%
Expected life of options (in years)	6.7
Risk-free interest rate	1.5%

The intrinsic value of options exercised during 2012 was less than $0.1 million. There were zero stock option exercises during 2011. Vested stock options totaled 7,500 during 2012 and 2011 with weighted-average grant-date fair values of $8.30 per option and $10.65 per option, respectively. As of December 31, 2012, there were 7,500 stock options unvested with a weighted-average grant-date fair value of $6.31 per option. As of December 31, 2012, Stratus had less than $0.1 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.1 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2012, and 2011 (in thousands, except Stratus shares tendered):

	2012	2011
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	4,883	8,531
Cash received from stock option exercises	$43	$—
Amounts Stratus paid for employee taxes	$2	$88

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

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

A summary of outstanding unvested restricted stock units as of December 31, 2012, and activity during the year ended December 31, 2012, is presented below:

	Number of Restricted Stock Units	Aggregate Intrinsic Value ($000)
Balance at January 1	62,500
Granted	40,500
Vested	(20,000)
Balance at December 31	83,000	$706

The total grant date fair value of restricted stock units granted during the year ended December 31, 2012, was $0.4 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2012, was $0.2 million. As of December 31, 2012, Stratus had $0.5 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.8 years.

Share Purchase Program.  In 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of Stratus’ common stock. The purchases may occur over time depending on many factors, including the market price of Stratus stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. Purchases under this program include 47,500 shares for $0.3 million (an average of $6.46 per share) in 2011, which Stratus purchased in private transactions. As of December 31, 2012, 113,645 shares remain available under this program. Stratus’ modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding (see Note 7 for further discussion); however, Stratus obtained approval from the lender for the purchases in 2011. Stratus’ $48.0 million amended credit facility allows Stratus to purchase up to $1.0 million of its outstanding common stock ($1.0 million available at December 31, 2012). See Note 13 for purchases made subsequent to December 31, 2012.

Employee Benefits.  Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation for corporate employees and 4 percent for ACL Live employees. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.3 million in 2012 and $0.4 million in 2011.

10. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $1.3 million at December 31, 2012. These commitments primarily included contracts totaling approximately $1.0 million for infrastructure work in connection with Section N at Barton Creek.

Guarantees. At December 31, 2012, Stratus guarantees $1.1 million of the $4.2 million of outstanding debt at Crestview Station (see Note 6). Stratus also had guarantees related to the W Austin Hotel & Residences project (see Note 2).

Letters of Credit.  As of December 31, 2012, Stratus had letters of credit committed totaling $2.9 million under its credit facility with Comerica.

Rental Income.  As of December 31, 2012, Stratus’ minimum rental income, which includes scheduled rent increases under noncancelable long-term leases which extend through 2025, totaled $3.6 million in 2013, $3.8 million in 2014, $3.7 million in 2015, $3.5 million in 2016, $3.3 million in 2017 and $17.6 million thereafter.

Operating Lease.  As of December 31, 2012, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases total $0.1 million in 2013 and less than $0.1 million in 2014 and 2015. Total expense under Stratus’ operating leases amounted to $0.1 million in 2012 and 2011.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. The City also provided Stratus $15 million of development fee credits, which are in the form of Credit Bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2012, Stratus has permanently used $11.1 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.0 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $1.4 million in Credit Bank capacity in use as temporary fiscal deposits as of December 31, 2012. Available Credit Bank capacity was $2.5 million at December 31, 2012.

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

11. Business Segments
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment Venue and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and undeveloped), which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment Venue segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. The entertainment venue segment also includes revenues and costs associated with events hosted at other venues, and the results of the Stageside Productions joint venture (see Note 2 for further discussion).

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village and 5700 Slaughter and the Parkside Village project in the Circle C community. In February 2012, Stratus sold the two office buildings at 7500 Rialto Boulevard (7500 Rialto). Accordingly, the operating results for 7500 Rialto are reported as discontinued operations in the table below (see Note 12).

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates parent company general and administrative expenses that do not directly relate to an operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel & Residences project are allocated to the real estate operations, hotel, entertainment venue and commercial leasing segments based on projected annual revenues for the W Austin Hotel & Residences project. Prior year general and administrative expense allocations have been revised to exclude the results of 7500 Rialto. Additionally, prior year amounts for individual segments have been revised to reflect intersegment transactions. The following segment information reflects management's determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment Venue	Commercial Leasing	Eliminations and Other[b]	Total
Year Ended December 31, 2012:
Revenues:
Unaffiliated customers	$62,114	$35,402	$13,799	$4,422	$—	$115,737
Intersegment	51	242	65	463	(821)	—
Cost of sales, excluding depreciation	56,245	26,883	12,205	2,231	(305)	97,259
Depreciation	289	6,222	1,268	1,531	(145)	9,165
General and administrative expenses	5,246	335	130	1,313	(492)	6,532
Operating income (loss)	$385	$2,204	$261	$(190)	$121	$2,781
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	$8,591	$64	$200	$4,731	$—	$13,586
Total assets at December 31, 2012	$175,250	$119,052	$43,572	$48,516	$(7,262)	$379,128

Year Ended December 31, 2011:
Revenues:
Unaffiliated customers	$97,651	$28,100	$9,010	$2,275		$—	$137,036
Intersegment	—	272	60	402		(734)	—
Cost of sales, excluding depreciation	86,245	24,552	9,118	1,506		(292)	121,129
Depreciation	248	5,565	1,058	824		(122)	7,573
General and administrative expenses	5,900	46	15	1,095		(403)	6,653
Operating income (loss)	$5,258	$(1,791)	$(1,121)	$(748)		$83	$1,681
Income from discontinued operations	$—	$—	$—	$191		$—	$191
Capital expenditures	$58,590	$6,370	$4,985	$6,303		$—	$76,248
Total assets at December 31, 2011	$209,956	$123,718	$42,080	$52,647	[c]	$(6,796)	$421,605

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the joint venture with Canyon-Johnson (see Note 2).

c.	Includes assets from discontinued operations of 7500 Rialto, which Stratus sold on February 27, 2012, totaling $16.9 million.

12. Discontinued Operations
On February 27, 2012, Stratus sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid Stratus $6.7 million ($5.7 million net to Stratus after closing and other costs) in cash and assumed Stratus' outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. Stratus is providing a limited guaranty of debt service and other obligations on the Lantana Promissory Note up to $5.0 million, which will be reduced by $2.5 million on May 1, 2016, until January 1, 2018 (the maturity date for the Lantana Promissory Note). Stratus recognized $5.1 million of its $10.1 million gain on the sale in first-quarter 2012 and expects the balance to be recorded as its obligations under the limited guaranty are relieved.

The operating results and assets and liabilities for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment (see Note 11). The following table presents the results of operations for 7500 Rialto up to and including the sale in February 2012 (in thousands):

	Years Ended December 31,
	2012	2011
Revenues	$287	$3,400
Rental property costs	(370)	(1,850)
Depreciation	—	(853)
Interest expense[a]	(198)	(1,260)
Gain on sale	5,146	—
Provision for income taxes	(60)	(33)
Income (loss) from 7500 Rialto	4,805	(596)
Interest capitalized by Stratus to other properties[b]	—	787
Income from discontinued operations	$4,805	$191

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

b.	Stratus capitalized interest cost on the Lantana Promissory Note to other development projects.

The assets and liabilities for 7500 Rialto are shown below (in thousands):

December 31, 2011
Assets:
Cash and cash equivalents	$390
Real estate held for investment	15,193
Other assets	1,346
Total assets	16,929
Liabilities:
Accounts payable	64
Accrued liabilities	947
Deposits	205
Debt	20,367
Total liabilities	21,583
Net liabilities	$(4,654)

13. Subsequent Events
Stratus' modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding; however, approval was obtained from the lender for purchases made in 2013. From January 1, 2013, through March 15, 2013, Stratus purchased 36,884 shares of common stock for $0.4 million or $10.06 per share.

Effective March 21, 2013, Stratus entered into a modification agreement of the Amended and Restated Guaranty Agreement (the Guaranty), by and among (1) the CJUF II Stratus Block 21 LLC, a joint venture between Stratus and Canyon-Johnson, (2) Stratus and Canyon-Johnson and (3) Beal Bank. The agreement reduces the amount of the total stockholders' equity required to be maintained by Stratus as required under the Guaranty from $120.0 million to $110.0 million.  All other terms and conditions remain the same.

Stratus evaluated events after December 31, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2013 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10. regarding our executive officers appears in a separately captioned heading after Item 4. in Part I of this report on Form 10-K.

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2013 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2012

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation. All of our outstanding equity compensation plans were previously approved by our stockholders, and only two of these plans had shares available for grant as of December 31, 2012: the 2010 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors. The following table presents information regarding these equity compensation plans as of December 31, 2012:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	175,000	[a]	$17.45	59,375	[b]
Equity compensation plans not
approved by security holders	N/A		N/A	N/A
Total	175,000	[a]	17.45	59,375	[b]
_______________

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 83,000 restricted stock units. These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2012, there were 56,875 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2010 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 2,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2013 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1).                      Financial Statements.

Consolidated Balance Sheets, page 31.
Consolidated Statements of Comprehensive Loss, page 32.
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

Date:  March 28, 2013

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
William H. Lenehan IV

*	Director
Charles W. Porter

*By:              /s/ William H. Armstrong III
William H. Armstrong III
Attorney-in-Fact

Date:  March 28, 2013

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2012
(In Thousands, except Number of Lots and Acres)

SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2012			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$453	$—	$14,476	$14,929	$—	$14,929	90	—	$—	1988
W Austin Hotel & Residences, Austin, TX	2,257	—	43,058	45,315	—	45,315	41	—	—	2006
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	5,281	—	24,903	30,184	—	30,184	—	617	—	1988
Circle C, Austin, TX	93	—	1,318	1,411	—	1,411	—	23	—	1992
Land Available for Development[c,d]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	7,321	—	25,549	32,870	—	32,870	—	804	—	1988
Circle C, Austin, TX	4,414	—	8,065	12,479	—	12,479	—	467	—	1992
Lantana, Austin, TX	413	—	3,807	4,220	—	4,220	—	72	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXe	8,075	170,723	—	8,075	170,723	178,798	—	—	15,131	2006
Barton Creek Village, Austin, TXf	55	6,378	—	55	6,378	6,433	—	—	1,256	2007
5700 Slaughter, Austin, TXg	969	4,897	—	969	4,897	5,866	—	—	921	2008
Parkside Village, Austin, TXh	572	14,494	—	572	14,494	15,066	—	—	469	1992
Corporate offices, Austin,TX	—	1,549	—	—	1,549	1,549	—	—	603	N/A
Total	$29,919	$198,041	$121,160	$151,079	$198,041	$349,120	131	1,985	$18,380

a.
Includes individual tracts of land that have been developed and permitted for residential use, condominium units at our W Austin Hotel & Residences project or developed lots with homes already built on them.

b.	Includes real estate that is currently being developed or has received the necessary permits to be developed.

c.	See Note 7 included in Item 8. of this Annual Report on Form 10-K for description of assets securing debt.

d.	Undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

e.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences project.

f.	Consists of a 22,366-square-foot retail complex representing phase one of Barton Creek Village and a 3,085-square-foot bank building.

g.	Consists of a 89,641-square-foot retail complex under development in the Circle C community.

h.	Consists of two retail buildings totaling 21,248 square feet and a 4,450-square-foot bank building at the 5700 Slaughter retail complex in Circle C.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance, beginning of year	$384,610	$403,197
Improvements and other	9,320	52,036
Cost of real estate sold	(44,810)	(70,623)
Balance, end of year	$349,120	$384,610

The aggregate net book value for federal income tax purposes as of December 31, 2012 was $363.0 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance, beginning of year	$9,494	$1,997
Retirement of assets	(279)	(76)
Depreciation expense	9,165	7,573
Balance, end of year	$18,380	$9,494

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

4.1
Amended and Restated Rights Agreement dated as of April 13, 2012, between Stratus and Computershare Shareowner Services, LLC, as Rights Agent, which includes the Form of Certificate of Designations of Series C Participating Cumulative Preferred Stock, the Form of Right Certificate, and the Summary of Rights.
			8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC. dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Loan Agreement by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012.		8-K	000-19989	1/7/2013

10.2
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($35.0 million revolving line of credit).
X

10.3
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31 2012 ($3.0 million letters of credit).
X

10.4
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31 2012 ($10.0 million construction loan).
X

10.5	Note Modification Agreement by and among CJUF II Stratus Properties Inc., Stratus, Canyon-Johnson Urban Fund II LP and Beal Bank Nevada effective as of June 30, 2010.		10-Q	000-19989	8/16/2010

10.6	Amended and Restated Construction Loan Agreement dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/6/2009

10.7	Amended and Restated Promissory Note dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada.		10-Q	000-19989	11/6/2009

10.8	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($5.0 million loan).		8-K	000-19989	9/12/2012

10.9	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006 ($5.0 million loan).		10-K	000-19989	3/16/2007

10.10	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($3.0 million loan).		8-K	000-19989	9/12/2012

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.11	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006 ($3.0 million loan).		10-K	000-19989	3/16/2007

10.12	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 (modifying 2006 $8.0 million loan).		8-K	000-19989	9/12/2012

10.13
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-II ($8.0 million loan).
			10-K	000-19989	3/16/2007

10.14	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.15	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

10.16	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.17	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

10.18	Construction Loan Agreement by and between Tract 107, LLC and Comerica Bank dated as of May 17, 2011.		10-Q	000-19989	8/15/2011

10.19	Promissory Note by and between Tract 107, LLC and Comerica Bank dated as of May 17, 2011.		10-Q	000-19989	8/15/2011

10.20	Stock Purchase Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.21	Development Agreement dated August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.22	Loan Agreement by and between CJUF II Stratus Block 21 LLC and Hunter's Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.23	Promissory Note by and between CJUF II Stratus Block 21 LLC and Hunter's Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.24	Profits Interest Agreement by and between CJUF II Stratus Block 21 LLC and Hunter's Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.25	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III, effective as of November 1, 2011 (modifying 2006 $7.0 million loan).		8-K	000-19989	3/20/2012

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.26
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-III ($7.0 million loan).
			10-K	000-19989	3/16/2007

10.27	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III, effective as of November 1, 2011 (modifying 2007 $8.0 million loan).		8-K	000-19989	3/20/2012

10.28	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III ($8.0 million loan).		10-Q	000-19989	8/9/2007

10.29*	Stratus 2010 Stock Incentive Plan		8-K	000-19989	8/12/2010

10.30*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 and 2010 Stock Incentive Plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.31*	Form of Notice of Grant of Restricted Stock Units under the 2002 and 2010 Stock Incentive Plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.32*	Form of Notice of Grant of Restricted Stock Units under the 2010 Stock Incentive Plan for Non-Employee Director Grants (adopted August 2012).	X

10.33*	Stratus' Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.34*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.35*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	5/10/2007

10.36*	Form of Notice of Grant of Nonqualified Stock Options under the 2002 Stock Incentive Plan.		10-Q	000-19989	8/12/2005

10.37*	Form of Restricted Stock Unit Agreement under the 2002 Stock Incentive Plan.		10-Q	000-19989	5/10/2007

10.38*	Stratus Director Compensation.		10-K	000-19989	3/30/2012

10.39*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of March 9, 2010.		8-K	000-19989	3/12/2010

10.40*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of March 9, 2010.		8-K	000-19989	3/12/2010

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	3/30/2004

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of attorney pursuant to which a report has been signed on behalf of certain officers and directors of Stratus.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

_______________________

* Indicates management contract or compensatory plan or arrangement.

E-4