Form 10-Q
period 2013-03-31
STRATUS PROPERTIES INC
filed 2013-05-15
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

On April 30, 2013, there were issued and outstanding 8,082,901 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$15,189	$12,784
Restricted cash	20,073	17,657
Real estate held for sale	48,328	60,244
Real estate under development	36,101	31,596
Land available for development	46,344	49,569
Real estate held for investment, net	187,189	189,331
Investment in unconsolidated affiliate	3,364	3,402
Other assets	14,577	14,545
Total assets	$371,165	$379,128

LIABILITIES AND EQUITY
Accounts payable	$18,824	$13,845
Accrued liabilities	5,460	8,605
Deposits	1,848	2,073
Debt	130,369	137,035
Other liabilities and deferred gain	8,514	8,675
Total liabilities	165,015	170,233

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	90
Capital in excess of par value of common stock	203,394	203,298
Accumulated deficit	(62,156)	(63,309)
Common stock held in treasury	(18,862)	(18,392)
Total Stratus stockholders’ equity	122,467	121,687
Noncontrolling interests in subsidiaries	83,683	87,208
Total equity	206,150	208,895
Total liabilities and equity	$371,165	$379,128

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Real estate	$18,862	$14,286
Hotel	10,079	9,017
Entertainment	3,208	3,271
Rental	1,310	926
Total revenues	33,459	27,500
Cost of sales:
Real estate	15,952	13,453
Hotel	7,274	6,651
Entertainment	2,456	2,477
Rental	662	486
Depreciation	2,230	2,117
Total cost of sales	28,574	25,184
General and administrative expenses	1,764	1,471
Total costs and expenses	30,338	26,655
Operating income	3,121	845
Interest expense, net	(2,299)	(3,641)
Other income, net	1,250	29
Income (loss) from continuing operations before income taxes and equity in unconsolidated affiliate’s loss	2,072	(2,767)
Equity in unconsolidated affiliate’s loss	(38)	(72)
Provision for income taxes	(203)	(158)
Income (loss) from continuing operations	1,831	(2,997)
Income from discontinued operations	—	4,805
Net income and total comprehensive income	1,831	1,808
Net income and total comprehensive income attributable to noncontrolling interests in subsidiaries	(678)	(105)
Net income and total comprehensive income attributable to Stratus common stock	$1,153	$1,703

Basic and diluted net income (loss) per share attributable to Stratus common stock:
Continuing operations	$0.14	$(0.41)
Discontinued operations	—	0.63
Basic and diluted net income per share attributable to Stratus common stock	$0.14	$0.22

Weighted-average shares of common stock outstanding:
Basic	8,105	7,577
Diluted	8,134	7,577

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flow from operating activities:
Net income	$1,831	$1,808
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,230	2,117
Cost of real estate sold	12,585	10,145
Gain on sale of 7500 Rialto	—	(5,146)
Stock-based compensation	71	55
Equity in unconsolidated affiliate’s loss	38	72
Deposits	(225)	(453)
Development of real estate properties	(3,668)	(5,001)
Recovery of land previously sold	(485)	—
Municipal utility districts reimbursement	208	—
Increase in other assets	(2,369)	(956)
Decrease in accounts payable, accrued liabilities and other	(529)	(4,524)
Net cash provided by (used in) operating activities	9,687	(1,883)

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(60)	(2,239)
Entertainment	(9)	(113)
Hotel	(1)	—
Proceeds from sale of 7500 Rialto	—	5,697
Investment in unconsolidated affiliate	—	(185)
Net cash (used in) provided by investing activities	(70)	3,160

Cash flow from financing activities:
Borrowings from credit facility	3,000	6,500
Payments on credit facility	(9,447)	(7,445)
Borrowings from project and term loans	9	7,146
Payments on project and term loans	(227)	(6,714)
Noncontrolling interests (distributions) contributions	(103)	341
Common stock issuance	—	4,817
Repurchase of treasury stock	(371)	—
Net payments for stock-based awards	(73)	(32)
Net cash (used in) provided by financing activities	(7,212)	4,613
Net increase in cash and cash equivalents	2,405	5,890
Cash and cash equivalents at beginning of year	12,784	8,085
Cash and cash equivalents at end of period	$15,189	$13,975

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	37	(371)	(371)	—	(371)
Exercised and issued stock-based awards	31	1	25	—	—	—	26	—	26
Stock-based compensation	—	—	71	—	—	—	71	—	71
Tender of shares for stock-based awards	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	(4,203)	(4,203)
Total comprehensive income	—	—	—	1,153	—	—	1,153	678	1,831
Balance at March 31, 2013	9,068	$91	$203,394	$(62,156)	985	$(18,862)	$122,467	$83,683	$206,150

Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	21	—	13	—	—	—	13	—	13
Stock-based compensation	—	—	55	—	—	—	55	—	55
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interests contributions	—	—	—	—	—	—	—	341	341
Total comprehensive income	—	—	—	1,703	—	—	1,703	105	1,808
Balance at March 31, 2012	9,033	$90	$203,054	$(60,020)	940	$(18,392)	$124,732	$99,939	$224,671

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2012 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013		2012
Net income	$1,831		$1,808
Net income attributable to noncontrolling interests	(678)		(105)
Net income attributable to Stratus common stock	$1,153		$1,703

Weighted-average shares of common stock outstanding	8,105		7,577
Add shares issuable upon exercise or vesting of:
Dilutive stock options	6	[a]	—
Restricted stock units	23		—
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	8,134		7,577

Diluted net income per share attributable to Stratus common stock	$0.14		$0.22
a. Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method totaled approximately 3,000 for first-quarter 2013.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded were approximately 68,100 stock options with a weighted-average exercise price of $20.41 per option for first-quarter 2013. Stock options and restricted stock units representing approximately 144,500 shares for first-quarter 2012 were excluded from weighted-average common shares outstanding for purposes of calculating diluted net income per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC, (the Joint Venture), for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Joint Venture, and Canyon-Johnson has an approximate 60 percent interest in the Joint Venture. As of March 31, 2013, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions of $4.1 million were made to Stratus in first-quarter 2013 ($14.0 million cumulative), and $14.0 million was payable to Canyon-Johnson at March 31, 2013, and reflected as restricted cash in Stratus' consolidated balance sheet. The Joint Venture is consolidated in Stratus’ financial statements based on its assessment that the Joint Venture is a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus will continue to evaluate the primary beneficiary of the Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2012 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Joint Venture (in thousands):

	March 31,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$13,087	$7,461
Restricted cash	20,073	17,657
Real estate held for sale	34,837	45,320
Real estate held for investment, net	161,759	163,666
Other assets	7,699	8,398
Total assets	237,455	242,502
Liabilities:
Accounts payable	18,182	13,592
Accrued liabilities	4,123	6,322
Deposits	1,442	1,714
Debt[a]	67,501	67,670
Other liabilities	2,756	2,386
Total liabilities	94,004	91,684
Net assets	$143,451	$150,818

a.	Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the venture’s net assets as of each balance sheet date. As of March 31, 2013, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

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

4.	FAIR VALUE MEASUREMENTS
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follow (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$130,369	$130,114	$137,035	$136,774

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

5.	DEBT
Stratus' loan agreement with Beal Bank USA (the Beal Bank loan), the credit facility with Comerica Bank (the Comerica credit facility) and the American Strategic Income Portfolio (ASIP) unsecured term loans contain customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $120.0 million. On March 21, 2013, Stratus entered into a modification agreement of the Amended and Restated Guaranty Agreement (the Guaranty), by and among (1) the Joint Venture, (2) Stratus and Canyon-Johnson and (3) Beal Bank USA. The agreement reduces the amount of the total stockholders' equity required to be maintained by Stratus as required under the Guaranty from $120.0 million to $110.0 million. All other terms and conditions remain the same. The minimum stockholders' equity requirement in the Comerica credit facility and ASIP unsecured term loans was also reduced to $110.0 million in May 2013 (see Note 11 for further discussion).

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.1 million for first-quarter 2013 and $5.0 million for first-quarter 2012. Stratus capitalized interest costs totaling $0.8 million for first-quarter 2013 and $1.4 million for first-quarter 2012. Capitalized interest is primarily related to Section N at Barton Creek in first-quarter 2013 and the W Austin Hotel & Residences project in first-quarter 2012.

6.	STOCKHOLDERS' EQUITY
Stratus' modified unsecured term loans generally prohibit common stock purchases while any of the loans are outstanding; however, approval was obtained from the lenders for purchases made in 2013. During first-quarter 2013, Stratus purchased 36,884 shares of common stock for $0.4 million or $10.06 per share.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2012 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at March 31, 2013, and December 31, 2012.

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

The difference between Stratus’ consolidated effective income tax rate for the first quarters of 2013 and 2012, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

8.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and undeveloped), which consists of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. The entertainment segment also includes revenues and costs associated with events hosted at other venues, and the results of the Stageside Productions joint venture (see Note 3).

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

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates parent company general and administrative expenses that do not directly relate to an operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel & Residences project are allocated to the Real Estate Operations, Hotel, Entertainment and Commercial Leasing segments based on projected annual revenues for the W Austin Hotel & Residences project. Prior year general and administrative expense allocations have been revised to exclude the results of 7500 Rialto. Additionally, prior year amounts for individual segments have been revised to reflect intersegment transactions. The following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended March 31, 2013:
Revenues:
Unaffiliated customers	$18,862	$10,079	$3,208	$1,310	$—	$33,459
Intersegment	14	82	8	131	(235)	—
Cost of sales, excluding depreciation	15,980	7,280	2,489	682	(87)	26,344
Depreciation	64	1,477	307	419	(37)	2,230
General and administrative expenses	1,503	74	23	302	(138)	1,764
Operating income	$1,329	$1,330	$397	$38	$27	$3,121
Capital expenditures	$3,668	$1	$9	$60	$—	$3,738
Total assets at March 31, 2013	167,496	118,479	44,795	47,081	(6,686)	371,165

Three Months Ended March 31, 2012:
Revenues:
Unaffiliated customers	$14,286	$9,017	$3,271	$926	$—	$27,500
Intersegment	6	49	6	132	(193)	—
Cost of sales, excluding depreciation	13,476	6,651	2,500	497	(57)	23,067
Depreciation	77	1,445	304	326	(35)	2,117
General and administrative expenses	1,229	40	15	314	(127)	1,471
Operating (loss) income	$(490)	$930	$458	$(79)	$26	$845
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	5,001	—	113	2,239	—	7,353
Total assets at March 31, 2012	200,085	122,629	43,603	44,283	(6,735)	403,865

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the joint venture with Canyon-Johnson (see Note 3).

9.	DISCONTINUED OPERATIONS
On February 27, 2012, Stratus sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid $6.7 million ($5.7 million net to Stratus after closing and other costs) in cash and assumed Stratus' outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. Stratus is providing a limited guaranty of debt service and other obligations on the Lantana Promissory Note up to $5.0 million, which will be reduced to $2.5 million on May 1, 2016, until January 1, 2018, which is the maturity date for the Lantana Promissory Note. Stratus recognized $5.1 million of its $10.1 million gain on the sale in first-quarter 2012 and expects the balance to be recorded as its obligations under the limited guaranty are relieved.

The operating results for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment (see Note 8). The following table presents the results of operations for 7500 Rialto up to and including the sale in February 2012 (in thousands):

Three Months Ended
March 31, 2012
Revenues	$287
Rental property costs	(370)
Interest expense[a]	(198)
Gain on sale	5,146
Provision for income taxes	(60)
Income from discontinued operations	$4,805

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

10.	NEW ACCOUNTING STANDARDS
In February 2013, Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that clarified the reclassification requirements from accumulated other comprehensive income to net income. This ASU requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount is reclassified in its entirety to net income in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to the related note on the face of the financial statements for additional information. Stratus adopted this guidance effective January 1, 2013.

11.	SUBSEQUENT EVENTS
On May 9, 2013, Stratus entered into a modification agreement of the ASIP unsecured term loans which reduces the amount of the total stockholders' equity required to be maintained by Stratus from $120.0 million to $110.0 million. Concurrently with this modification, the Comerica credit facility minimum stockholders' equity covenant was also reduced to $110.0 million, under the terms of the modified credit facility agreement entered in to on December 31, 2012.

Stratus evaluated events after March 31, 2013, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our 2012 Annual Report on Form 10-K (2012 Form 10-K) filed with the Securities and Exchange Commission. The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited), unless otherwise stated.

We are engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, multi- and single-family residential real estate properties located primarily in the Austin, Texas, area. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of March 31, 2013, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	81	—	—	—	678	327	418	1,423	1,423
Circle C	—	—	23	23	132	—	335	467	490
Lantana	—	—	—	—	—	—	44	44	44
W Austin Residences	31	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	112	—	23	23	810	327	799	1,936	1,959

Our principal residential holdings at March 31, 2013, included developed lots at Barton Creek and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at March 31, 2013, in addition to the W Austin Hotel & Residences, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development Activities - Commercial" for further discussion.

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

For first-quarter 2013, our revenues totaled $33.5 million and our net income attributable to common stock totaled $1.2 million, compared with revenues of $27.5 million and net income attributable to common stock of $1.7 million for first-quarter 2012. The increase in revenues primarily relates to increased lot sales at Barton Creek. The results for first-quarter 2013 also included a gain of $1.5 million associated with the sale of a 16-acre tract of land at Lantana and the results for first-quarter 2012 included a gain of $5.1 million associated with the sale of two office buildings at 7500 Rialto Boulevard (7500 Rialto) in February 2012 (See Note 9 for further discussion).

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to plan long-term land development that maximizes the value of our Austin area assets through the appropriate balance of high-quality residential and commercial development projects. We believe that Austin, Texas, continues to be a desirable market and many of our developments are in unique locations where approvals and entitlements, many of which we have already obtained, may be difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the city of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our properties are located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be realizable in the future. Our current focus is to proceed with the development of our properties, funded by our operating cash flows, supplemented by near-term financing, which we expect to convert to long-term financing following project completion.
Recent years' economic conditions, including the constrained capital and credit markets, have negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We have responded to these conditions by successfully completing a process to restructure our existing debt, including reducing interest rates and extending maturities, in a manner that fits our current activities and gives us additional financial flexibility (see “Capital Resources and Liquidity” for further discussion). As of March 31, 2013, we had $14.9 million of availability under our credit facility with Comerica Bank (the Comerica credit facility) and $1.1 million in cash and cash equivalents available for use in our real estate operations, excluding $1.0 million of cash associated with the Parkside Village project and $13.1 million of cash associated with the W Austin Hotel & Residences project. The W Austin Hotel & Residences project paid $4.1 million in distributions to us in first-quarter 2013 and $14.0 million is payable to Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project, and reflected as restricted cash in Stratus' consolidated balance sheet. After determining the appropriate amount of cash to maintain as an operating reserve, the W Austin Hotel & Residences project may make additional distributions of any excess cash to us and Canyon-Johnson.
As of March 31, 2013, we had total debt of $130.4 million ($10.3 million of which matures in 2013). In addition, several of our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $120.0 million. In March 2013, we obtained a modification to the guaranty associated with our loan agreement with Beal Bank USA (the Beal Bank loan) to reduce the minimum stockholders' equity balance to $110.0 million (see Note 5 for further discussion). In May 2013, we received a similar reduction in the minimum stockholders' equity covenant contained in our other debt agreements. As of March 31, 2013, our total stockholders' equity balance was $122.5 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales. To further address our liquidity needs, we expect to seek to extend near-term maturities and may also pursue additional financing to fund our development projects and ongoing operations. There can be no assurance we will be successful in these efforts. Our inability to succeed in these efforts would have a detrimental effect on our ability to continue to operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2012 Form 10-K for further discussion.

DEVELOPMENT ACTIVITIES

Residential. As of March 31, 2013, the number of our residential developed lots/units and potential development by area are shown below (excluding lots associated with our Crestview Station joint venture):

	Residential Lots/Units
	Developed	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	31	—	31
Barton Creek:
Calera:
Calera Drive	5	—	5
Verano Drive	41	—	41
Amarra Drive:
Phase I Lots	2	—	2
Phase II Lots	33	—	33
Townhomes	—	221	221
Phase III Lots	—	64	64
Section N Multi-family	—	1,860	1,860
Other Barton Creek Sections	—	154	154
Circle C:
Meridian	—	57	57
Total Residential Lots/Units	112	2,356	2,468

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

b.	Owned through a joint venture with Canyon-Johnson.

W Austin Hotel & Residences.  Delivery of the first condominium units began in January 2011. Condominium units were completed on a floor-by-floor basis with delivery of pre-sold units as they were completed. As of April 30, 2013, sales of 133 of the 159 condominium units had closed for $146.4 million (including 10 units for $14.0 million in first-quarter 2013) and eight of the remaining 26 units were under contract.

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home during 2011. During first-quarter 2013, we sold seven Verano Drive lots for $2.0 million and one Calera Drive lot for $0.2 million. As of March 31, 2013, five lots at Calera Drive and 41 lots at Verano Drive remain unsold. During April 2013, we sold three of the five remaining Calera Drive lots and four Verano Drive lots and had three lots under contract as of April 30, 2013.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. As of March 31, 2013, two Phase I lots and 33 Phase II lots remain unsold. During April 2013, we sold one Phase II lot and had one lot under contract as of April 30, 2013.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. During 2011, we sold the final 21 lots. In May 2013, development of the final phase of Meridian, consisting of 57 one-acre lots, commenced.

Commercial. As of March 31, 2013, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Crestview Station joint venture):

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	77,641	12,000	—	89,641
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	186,480	12,000	2,921,000	3,119,480

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

b.	Owned through a joint venture with Canyon-Johnson.

W Austin Hotel & Residences. The project has 39,328 square feet of leasable office space, including 9,000 square feet for our corporate office. The project also has 18,362 square feet of leasable retail space. As of March 31, 2013, occupancy was 64 percent for the office space and 86 percent for the retail space, and a lease had been signed for an additional 20 percent of the office space, and a lease was in process for the remaining retail space. Leasing activities for the remaining office space are ongoing.

Barton Creek. The first phase of the Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of March 31, 2013, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of March 31, 2013, occupancy was approximately 84 percent for the two retail buildings combined.

The Circle C community also includes Parkside Village, a 89,641-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village, obtained final permits and entitlements and began construction. Construction of the final two buildings at Parkside Village is expected to be completed in late 2013 and as of March 31, 2013, occupancy of the completed 77,641 square feet was 89 percent. Of the remaining buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 4,500-square-foot building.

Lantana. Lantana is a partially developed, mixed-use real estate development project. In August 2012, we sold eight of the remaining 11 undeveloped commercial tracts of land for $15.8 million. The tracts of land sold in August 2012, which totaled approximately 154 acres, had entitlements for approximately 1,131,200 square feet of office space. During March 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of March 31, 2013, we had remaining entitlements for approximately 485,000 square feet of office and retail space on 44 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out, permitted under our existing entitlements.

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. The second closing of 59 lots for $3.4 million occurred in May 2013. At March 31, 2013, our investment in the Crestview Station project totaled $3.4 million and the joint venture partnership had $4.2 million of outstanding debt, for which each partner has executed a joint and several guaranty of $1.1 million, or 25 percent of the outstanding balance. After the second closing, the joint venture partnership's debt was reduced to $0.9 million, for which each partner guaranteed $0.2 million. If the third closing of 59 lots contemplated by the purchase and sale agreement does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	First-Quarter
	2013	2012
Operating income (loss):
Real estate operations	$1,329	$(490)
Hotel	1,330	930
Entertainment	397	458
Commercial leasing	38	(79)
Eliminations and other	27	26
Operating income	$3,121	$845
Interest expense, net	$(2,299)	$(3,641)
Income from discontinued operations	$—	$4,805
Net income	$1,831	$1,808
Net income attributable to noncontrolling interests in subsidiaries	$(678)	$(105)
Net income attributable to Stratus common stock	$1,153	$1,703

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 8 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	First-Quarter
	2013	2012
Revenues:
Developed property sales	$16,658	$14,101
Undeveloped property sales	2,100	—
Commissions and other	118	191
Total revenues	18,876	14,292
Cost of sales, including depreciation	16,044	13,553
General and administrative expenses	1,503	1,229
Operating income (loss)	$1,329	$(490)

Developed Property Sales. Developed property sales for the 2013 and 2012 periods included the following (dollars in thousands):

	First-Quarter
	2013			2012
	Units/Lots	Revenues	Average Cost per Lot/Unit	Units/Lots	Revenues	Average Cost Per Lot/Unit
W Austin Hotel & Residences
Condominium Units	10	$13,986	$1,217	12	$12,651	$888

Barton Creek
Calera:
Verano Drive	7	2,049	171	3	835	136
Calera Drive	1	218	131	1	240	142
Mirador Estate	1	405	264	1	375	228

Total Residential	19	$16,658		17	$14,101

The increase in developed units/lots sales and revenues in first-quarter 2013 primarily resulted from an increase in lot sales at Barton Creek and the sale of higher priced condominium units at the W Austin Hotel & Residences project.

In April 2013, we sold five condominium units and as of April 30, 2013, we had eight condominium units under contract and eighteen units available for sale at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During March 2013, we sold a 16-acre tract at Lantana for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Commissions and Other. Commissions and other primarily included sales of our development fee credits to third parties for less than $0.1 million in first-quarter 2013, compared with $0.1 million in first-quarter 2012. We received these development fee credits as part of the Circle C settlement (see Note 10 of our 2012 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility districts (MUD) reimbursements. Cost of sales totaled $16.0 million for first-quarter 2013 compared with $13.6 million for first-quarter 2012. The increase in cost of sales for first-quarter 2013, primarily relates to an increase in lot sales and the the sale of the undeveloped commercial tract at Lantana. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.5 million for first-quarter 2013, compared with $1.9 million for first-quarter 2012. These recurring costs do not vary significantly with the level of property sales.

General and Administrative Expenses. Consolidated general and administrative expenses totaled approximately $1.8 million in first-quarter 2013 and $1.5 million in first-quarter 2012. General and administrative expenses allocated to real estate operations totaled $1.5 million for first-quarter 2013, compared with $1.2 million for first-quarter 2012. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Hotel
The following table summarizes our hotel operating results (in thousands):

	First-Quarter
	2013	2012
Hotel revenue	$10,161	$9,066
Hotel cost of sales, excluding depreciation	7,280	6,651
Depreciation	1,477	1,445
General and administrative expenses	74	40
Operating income	$1,330	$930

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $278 for first-quarter 2013, compared with $238 for first-quarter 2012. The increase in hotel revenue in first-quarter 2013, compared with first-quarter 2012, primarily reflects higher average occupancy and higher room rates.

Hotel Operating Costs.  Hotel operating costs totaled $7.3 million for first-quarter 2013, compared with $6.7 million for first-quarter 2012 reflecting increased variable costs from higher occupancy rates, including food and beverage expenses.

Entertainment
The following table summarizes our entertainment operating results (in thousands):

	First-Quarter
	2013	2012
Entertainment revenue	$3,216	$3,277
Entertainment cost of sales, excluding depreciation	2,489	2,500
Depreciation	307	304
General and administrative expenses	23	15
Operating income	$397	$458

Entertainment Revenue. Entertainment revenue reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at other venues and production of recorded content for artists performing at ACL Live. Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	First-Quarter
	2013	2012
Events:
Events hosted	47	49
Estimated attendance	53,300	61,500
Ancillary net revenue per attendee[a]	$38.43	$41.17
Ticketing:
Number of tickets sold	31,000	31,500
Gross value of tickets sold (in thousands)	$1,601	$1,562

a.	Primarily includes sales of concessions and merchandise.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	First-Quarter
	2013	2012
Rental revenue	$1,441	$1,058
Rental cost of sales, excluding depreciation	682	497
Depreciation	419	326
General and administrative expenses	302	314
Operating income (loss)	$38	$(79)

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in first-quarter 2013, compared to first-quarter 2012, primarily reflects increased occupancy for the office and retail space at W Austin Hotel and Residences and Parkside Village.

Rental Operating Costs. Rental operating costs increased to $0.7 million in first-quarter 2013, compared with $0.5 million in first-quarter 2012, primarily reflecting higher operating costs from the higher occupancy of office and retail space at the W Austin Hotel & Residences project and Parkside Village.

Depreciation. Depreciation expense increased to $0.4 million in first-quarter 2013, compared with $0.3 million in first-quarter 2012, primarily reflecting higher depreciation on the Parkside Village project.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $3.1 million for first-quarter 2013, compared with $5.0 million for first-quarter 2012. Lower interest expense in first-quarter 2013 primarily reflects debt repayments on the loan agreement with Hunter's Glen/Ford Investments I LLC (the Ford loan) during 2012 and the charge to interest expense associated with the Ford profits interest totaling $1.2 million in first-quarter 2012. Capitalized interest is primarily related to Section N at Barton Creek in first-quarter 2013 ($0.8 million) and the W Austin Hotel & Residences project in first-quarter 2012 ($1.4 million).

Other Income, net. We recorded other income of $1.3 million for first-quarter 2013, which primarily reflects interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold.

Equity in Unconsolidated Affiliate’s Loss. We account for our 50 percent interest in our unconsolidated affiliate, Crestview Station, using the equity method. Our equity in Crestview Station’s loss totaled less than $0.1 million for first-quarter 2013, compared with $0.1 million for first-quarter 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for both the first quarters of 2013 and 2012. Our tax provision for both quarters includes the Texas state margin tax. The difference between our consolidated effective income tax rate for the first quarters of 2013 and 2012, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to additional valuation allowances recorded against deferred tax assets.

Net Income Attributable to Noncontrolling Interest in Subsidiaries. Net income attributable to noncontrolling interest in subsidiaries totaled $0.7 million for first-quarter 2013 and $0.1 million for first-quarter 2012, primarily related to the W Austin Hotel & Residences project (see Note 3 for further discussion).

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

Comparison of First-Quarter 2013 and 2012 Cash Flows
Cash provided by operating activities totaled $9.7 million during first-quarter 2013, compared with cash used of $1.9 million during first-quarter 2012. The improvement is primarily related to an increase in sales and reduced development costs in 2013. Expenditures for purchases and development of real estate properties totaled $3.7 million during first-quarter 2013 and $5.0 million during first-quarter 2012 and primarily included development costs for our Barton Creek properties in first-quarter 2013 and the W Austin Hotel and Residences project in first-quarter 2012.

Cash used in investing activities totaled $0.1 million during first-quarter 2013, compared with cash provided by investing activities of $3.2 million during first-quarter 2012. Capital expenditures during the first-quarter 2012 primarily included costs for Parkside Village totaling $2.1 million and proceeds from the sale of 7500 Rialto totaled $5.7 million (see Note 9 for further discussion). We also made capital contributions to Crestview Station totaling $0.2 million in first-quarter 2012.

Cash used in financing activities totaled $7.2 million for first-quarter 2013, compared with cash provided by financing activities of $4.6 million for first-quarter 2012. In first-quarter 2013, net payments on our credit facility totaled $6.4 million, compared with $0.9 million in first-quarter 2012. Debt repayments on the Beal Bank loan, Ford loan and other project and term loans totaled $0.2 million for first-quarter 2013, compared with net borrowings of $0.4 million in first-quarter 2012. Noncontrolling interest distributions for the Parkside Village project totaled $0.1 million for first-quarter 2013, compared with contributions from noncontrolling interests for the W Austin Hotel & Residences project and Parkside Village project of $0.3 million for first-quarter 2012. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2013.

Credit Facility and Other Financing Arrangements
At March 31, 2013, we had total debt of $130.4 million, compared with $137.0 million at December 31, 2012. Our debt outstanding at March 31, 2013, consisted of the following:

•
$67.5 million outstanding under the Beal Bank loan, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income of the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the project under the terms of the Beal Bank loan agreement.

•
$20.2 million outstanding under the revised $48.0 million Comerica credit facility, which is comprised of a $35.0 million revolving loan, of which $14.8 million is available, a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.9 million of letters of credit committed), and a $10.0 million construction loan, with no amounts outstanding. The credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing.

•
$23.0 million outstanding under five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•	$10.2 million outstanding under a $13.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 0 for further discussion).

•	$5.1 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.4 million outstanding under a term loan, which is secured by Barton Creek Village.

The Beal Bank loan, the Comerica credit facility and our ASIP unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $120.0 million. In March 2013, we obtained a modification to the guaranty associated with the Beal Bank loan to reduce the minimum stockholders' equity balance to $110.0 million. In May 2013, we also obtained a similar reduction in the minimum stockholders' equity covenant contained in our other debt agreements. As of March 31, 2013, our total stockholders’ equity was $122.5 million. A prolonged weak or worsening real estate market in Austin, Texas, including any impact on our sales of condominium units at the W Austin Hotel & Residences project, could have a material adverse effect on our business, which may adversely affect our cash flows and profitability and reduce our stockholders’ equity. For additional information, see “Risk Factors” located in Item 1A. of our 2012 Form 10-K.

Maturities
The following table summarizes our debt maturities as of March 31, 2013 (in thousands):

	2013		2014	2015	2016	Total
Beal Bank Loan	$—		$67,501	$—	$—	$67,501
ASIP Loans	—		—	15,000	8,000	23,000
Comerica Credit Facility	—		20,165	—	—	20,165
Parkside Village Loan	10,207	[a]	—	—	—	10,207
5700 Slaughter Loan	65		95	4,978	—	5,138
Barton Creek Village Loan	75		4,283	—	—	4,358
Total	$10,347		$92,044	$19,978	$8,000	$130,369

a.	Loan may be extended for an additional one-year term upon its maturity of May 31, 2013.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in foreclosures and interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” located in Item 1A. of our 2012 Form 10-K.

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

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended March 31, 2013.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
January 1 to 31, 2013	26,711	$9.40	26,711	86,934
February 1 to 28, 2013	9,100	$11.75	9,100	77,834
March 1 to 31, 2013	1,073	$12.22	1,073	76,761
Total	36,884	$10.06	36,884

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding; however, approval was obtained from our lenders for the repurchases in first-quarter 2013.

Item 5. Other Information.
We currently have the following outstanding unsecured term loans (collectively, the ASIP unsecured term loans):

Lender	Current Principal Balance	Maturity Date
American Strategic Income Portfolio Inc.-II	$3,000,000	12/31/2015

American Select Portfolio Inc.	3,500,000	12/31/2015

American Strategic Income Portfolio Inc.-II	8,000,000	12/31/2016

American Select Portfolio Inc.	5,000,000	3/31/2015

American Strategic Income Portfolio Inc.	3,500,000	3/31/2015

On May 9, 2013, we entered into Loan Modification Agreements, each effective as of April 1, 2013, with American Strategic Income Portfolio Inc., American Select Portfolio Inc. and American Strategic Income Portfolio Inc.-II (the Loan Modification Agreements), relating to the ASIP unsecured term loans. The Loan Modification Agreements reduced the amount of Total Stockholders' Equity (as defined in the ASIP unsecured term loans) that we are required to maintain pursuant to the ASIP unsecured term loans from $120.0 million to $110.0 million. All other terms and conditions under each of the ASIP unsecured term loans remain unchanged. As of March 31, 2013, we had $23.0 million in the aggregate outstanding under the ASIP unsecured term loans.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: May 15, 2013

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	8/26/2010

3.2	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1	Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services, LLC, as Rights Agent.		8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2013.		8-K	000-19989	4/5/2013

10.2	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2013.		8-K	000-19989	4/5/2013

10.3	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($3.0 million loan).	X

10.4	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).	X

10.5	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($8.0 million loan).	X

10.6	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($5.0 million loan).	X

10.7	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

E-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-2