Form 10-Q
period 2013-06-30
STRATUS PROPERTIES INC
filed 2013-08-14
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

On July 31, 2013, there were issued and outstanding 8,056,437 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$17,785	$12,784
Restricted cash	31,401	17,657
Real estate held for sale	29,318	60,244
Real estate under development	46,250	31,596
Land available for development	41,334	49,569
Real estate held for investment, net	185,302	189,331
Investment in unconsolidated affiliates	4,214	3,402
Other assets	13,590	14,545
Total assets	$369,194	$379,128

LIABILITIES AND EQUITY
Accounts payable	$29,251	$13,845
Accrued liabilities	6,312	8,605
Deposits	1,960	2,073
Debt	123,792	137,035
Other liabilities and deferred gain	9,053	8,675
Total liabilities	170,368	170,233

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	90
Capital in excess of par value of common stock	203,480	203,298
Accumulated deficit	(61,524)	(63,309)
Common stock held in treasury	(19,114)	(18,392)
Total Stratus stockholders’ equity	122,933	121,687
Noncontrolling interests in subsidiaries	75,893	87,208
Total equity	198,826	208,895
Total liabilities and equity	$369,194	$379,128

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Real estate	$28,043	$6,801	$46,905	$21,087
Hotel	9,816	8,607	19,895	17,624
Entertainment	3,424	2,832	6,632	6,103
Rental	1,242	1,129	2,552	2,055
Total revenues	42,525	19,369	75,984	46,869
Cost of sales:
Real estate	23,833	7,385	39,785	20,838
Hotel	7,538	6,781	14,812	13,432
Entertainment	2,979	2,317	5,435	4,794
Rental	685	529	1,347	1,015
Depreciation	2,308	2,166	4,538	4,283
Total cost of sales	37,343	19,178	65,917	44,362
Insurance settlement	(1,785)	—	(1,785)	—
General and administrative expenses	2,014	1,857	3,778	3,328
Total costs and expenses	37,572	21,035	67,910	47,690
Operating income (loss)	4,953	(1,666)	8,074	(821)
Interest expense, net	(2,008)	(2,967)	(4,307)	(6,608)
Other income, net	95	11	1,345	40
Income (loss) from continuing operations before income taxes and equity in unconsolidated affiliates' income	3,040	(4,622)	5,112	(7,389)
Equity in unconsolidated affiliates' income	149	147	111	75
Provision for income taxes	(222)	(141)	(425)	(299)
Income (loss) from continuing operations	2,967	(4,616)	4,798	(7,613)
Income from discontinued operations	—	—	—	4,805
Net income (loss) and total comprehensive income (loss)	2,967	(4,616)	4,798	(2,808)
Net (income) loss and total comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(2,335)	1,058	(3,013)	953
Net income (loss) and total comprehensive income (loss) attributable to Stratus common stock	$632	$(3,558)	$1,785	$(1,855)

Basic and diluted net income (loss) per share attributable to Stratus common stock:
Continuing operations	$0.08	$(0.44)	$0.22	$(0.85)
Discontinued operations	—	—	—	0.61
Basic and diluted net income (loss) per share attributable to Stratus common stock	$0.08	$(0.44)	$0.22	$(0.24)

Weighted-average shares of common stock outstanding:
Basic	8,099	8,095	8,102	7,836
Diluted	8,131	8,095	8,133	7,836

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$4,798	$(2,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,538	4,283
Cost of real estate sold	31,375	14,614
Gain on sale of 7500 Rialto	—	(5,146)
Stock-based compensation	157	109
Equity in unconsolidated affiliates' income	(111)	(75)
Deposits	(113)	12
Development of real estate properties	(8,728)	(6,571)
Recovery of land previously sold	(485)	—
Municipal utility districts reimbursement	208	—
Increase in other assets	(12,631)	(3,083)
Increase (decrease) in accounts payable, accrued liabilities and other	1,366	(3,775)
Net cash provided by (used in) operating activities	20,374	(2,440)

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(510)	(2,806)
Entertainment	(119)	(164)
Hotel	(3)	—
Proceeds from sale of 7500 Rialto	—	5,697
Investment in unconsolidated affiliates	(700)	(185)
Net cash (used in) provided by investing activities	(1,332)	2,542

Cash flow from financing activities:
Borrowings from credit facility	9,000	9,500
Payments on credit facility	(23,368)	(9,909)
Borrowings from project and term loans	1,568	9,019
Payments on project and term loans	(443)	(6,861)
Noncontrolling interests (distributions) contributions	(103)	341
Common stock issuance	—	4,817
Repurchase of treasury stock	(623)	—
Net payments for stock-based awards	(72)	(19)
Net cash (used in) provided by financing activities	(14,041)	6,888
Net increase in cash and cash equivalents	5,001	6,990
Cash and cash equivalents at beginning of year	12,784	8,085
Cash and cash equivalents at end of period	$17,785	$15,075

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	52	(623)	(623)	—	(623)
Exercised and issued stock-based awards	31	1	25	—	—	—	26	—	26
Stock-based compensation	—	—	157	—	—	—	157	—	157
Tender of shares for stock-based awards	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	(14,328)	(14,328)
Total comprehensive income	—	—	—	1,785	—	—	1,785	3,013	4,798
Balance at June 30, 2013	9,068	$91	$203,480	$(61,524)	1,000	$(19,114)	$122,933	$75,893	$198,826

Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	23	—	26	—	—	—	26	—	26
Stock-based compensation	—	—	109	—	—	—	109	—	109
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interests contributions	—	—	—	—	—	—	—	341	341
Total comprehensive loss	—	—	—	(1,855)	—	—	(1,855)	(953)	(2,808)
Balance at June 30, 2012	9,035	$90	$203,121	$(63,578)	940	$(18,392)	$121,241	$98,881	$220,122

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2012 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods. Operating results for the three-month and six-month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012
Net income (loss)	$2,967		$(4,616)	$4,798		$(2,808)
Net (income) loss attributable to noncontrolling interests	(2,335)		1,058	(3,013)		953
Net income (loss) attributable to Stratus common stock	$632		$(3,558)	$1,785		$(1,855)

Weighted-average shares of common stock outstanding	8,099		8,095	8,102		7,836
Add shares issuable upon exercise or vesting of:
Dilutive stock options	8	[a]	—	7	[a]	—
Restricted stock units	24		—	24		—
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	8,131		8,095	8,133		7,836

Diluted net income (loss) per share attributable to Stratus common stock	$0.08		$(0.44)	$0.22		$(0.24)
a. Excludes shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method totaling approximately 1,300 shares for second-quarter 2013 and approximately 1,900 shares for the six months ended June 30, 2013.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded were approximately 63,100 stock options with a weighted-average exercise price of $21.00 per option for second-quarter 2013 and approximately 65,600 stock options with a weighted average exercise price of $20.69 for the six months ended June 30, 2013. Stock options and restricted stock units representing approximately 136,700 shares for second-quarter 2012 and approximately 140,600 shares for the six months ended June 30, 2012 were excluded from weighted-average common shares outstanding for purposes of calculating diluted net income per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC (the Joint Venture), for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Joint Venture, and Canyon-Johnson has an approximate 60 percent interest in the Joint Venture. As of June 30, 2013, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions to Stratus of $10.1 million were made in second-quarter 2013 and $14.2 million for the first six months of 2013 ($24.1 million cumulative), and $24.1 million was payable to Canyon-Johnson at June 30, 2013, and reflected as restricted cash in Stratus' consolidated balance sheet. The Joint Venture is consolidated in Stratus’ financial statements based on its assessment that the Joint Venture is a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of the Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2012 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Joint Venture (in thousands):

	June 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$15,016	$7,461
Restricted cash	31,396	17,657
Real estate held for sale	17,973	45,320
Real estate held for investment, net	159,910	163,666
Other assets	6,675	8,398
Total assets	230,970	242,502
Liabilities:
Accounts payable	27,660	13,592
Accrued liabilities	4,726	6,322
Deposits	1,523	1,714
Debt[a]	67,340	67,670
Other liabilities	3,170	2,386
Total liabilities	104,419	91,684
Net assets	$126,551	$150,818

a.	Stratus guarantees the debt associated with the W Austin Hotel & Residences project.

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the Joint Venture’s net assets as of each balance sheet date. As of June 30, 2013, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 43 percent for Stratus and 57 percent for Canyon-Johnson.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$123,792	$123,507	$137,035	$136,774

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATES
In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. Stratus' initial capital contributions to Stump Fluff totaled $0.4 million in cash. Stratus also is committed to make additional capital contributions to Stump Fluff of $0.4 million ($0.2 million in July 2013 and $0.2 million in October 2013), and will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Transmission contributed its existing assets to Stump Fluff. In addition, Stump Fluff assumed specified liabilities of Transmission totaling $0.2 million. Transmission is not required to make any future capital contributions to Stump Fluff. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff and Transmission will receive 67 percent.

In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. Stratus' initial capital contributions to Guapo totaled $0.3 million in cash. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Pachanga Partners contributed its existing assets to Guapo and is not required to make any future capital contributions. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo and Pachanga Partners will receive 67 percent.

Stratus has concluded that both Stump Fluff and Guapo are VIEs and that no partner in either joint venture is the primary beneficiary because decision-making about the activities that most significantly impact the VIEs' economic performance is shared equally by the partners. Stratus accounts for its investments in Stump Fluff and Guapo using the equity method.

6.	DEBT
On May 15, 2013, Stratus entered into a loan agreement and promissory note with D.N. Kahn (the Kahn loan documents) to finance the purchase of a tract of land for the future development in Lakeway, Texas. Pursuant to the Kahn loan documents, Stratus borrowed $1.6 million, which bears interest at a per annum rate of 5 percent. The outstanding principal balance of the Kahn promissory note is due and payable on May 15, 2015, and interest is due and payable quarterly, beginning on August 15, 2013. The loan is secured by a lien on the land.

Stratus' loan agreement with Beal Bank USA (the Beal Bank loan), its credit facility with Comerica Bank (the Comerica credit facility) and its American Strategic Income Portfolio (ASIP) unsecured term loans contain customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders' equity balance. On March 21, 2013, Stratus entered into a modification agreement of the Amended and Restated Guaranty Agreement (the Guaranty), by and among (1) the Joint Venture, (2) Stratus and Canyon-Johnson and (3) Beal Bank USA. The modification agreement reduced the amount of the total stockholders' equity required to be maintained by Stratus pursuant to the Guaranty from $120.0 million to $110.0 million. All other terms and conditions remained the same. On May 9, 2013, Stratus entered into a modification agreement of the ASIP unsecured term loans which reduced the amount of the total stockholders' equity required to be maintained by Stratus from $120.0 million to $110.0 million. Concurrently with this modification, the minimum stockholders' equity covenant of the Comerica credit facility was also reduced to $110.0 million, pursuant to the terms of the Comerica credit facility modified on December 31, 2012.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.0 million for second-quarter 2013, $3.6 million for second-quarter 2012, $6.0 million for the first six months of 2013 and $8.7 million for the first six months of 2012. Stratus capitalized interest costs totaling $1.0 million for second-quarter 2013, $0.7 million for second-quarter 2012, $1.7 million for the first six months of 2013 and $2.1 million for the first six months of 2012. Capitalized interest is primarily related to development activity at Section N at Barton Creek for the 2013 periods and at the W Austin Hotel & Residences project for the 2012 periods.

7.	STOCKHOLDERS' EQUITY
Stratus' ASIP unsecured term loans generally prohibit common stock purchases by Stratus while any of such loans are outstanding; however, approval was obtained from ASIP for repurchases made in 2013. During second-quarter 2013, Stratus purchased 14,910 shares of its common stock for $0.2 million (or $13.01 per share).

8.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2012 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to losses in recent years, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at June 30, 2013, and December 31, 2012.

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

The difference between Stratus’ consolidated effective income tax rate for the first six months of 2013 and 2012, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the realization of deferred tax assets for the first six months of 2013 and additional valuation allowances recorded against deferred tax assets for the first six months of 2012.

9.	BUSINESS SEGMENTS
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

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the new home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, and the results of Stageside (see Note 3).

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village, and 5700 Slaughter and Parkside Village in the Circle C community. In February 2012, Stratus sold the two office buildings at 7500 Rialto Boulevard (7500 Rialto). Accordingly, the operating results for 7500 Rialto are reported as discontinued operations in the tables below (see Note 10).

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended June 30, 2013:
Revenues:
Unaffiliated customers	$28,043	$9,816	$3,424	$1,242	$—	$42,525
Intersegment	26	50	15	150	(241)	—
Cost of sales, excluding depreciation	23,861	7,532	3,000	705	(63)	35,035
Depreciation	59	1,558	310	418	(37)	2,308
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	1,661	116	51	325	(139)	2,014
Operating income (loss)	$4,273	$660	$78	$(56)	$(2)	$4,953
Capital expenditures	$5,060	$2	$110	$450	$—	$5,622
Total assets at June 30, 2013	165,902	116,750	45,804	46,820	(6,082)	369,194

Three Months Ended June 30, 2012:
Revenues:
Unaffiliated customers	$6,801	$8,607	$2,832	$1,129	$—	$19,369
Intersegment	12	49	23	94	(178)	—
Cost of sales, excluding depreciation	7,407	6,781	2,344	544	(64)	17,012
Depreciation	73	1,445	306	378	(36)	2,166
General and administrative expenses	1,448	123	41	362	(117)	1,857
Operating (loss) income	$(2,115)	$307	$164	$(61)	$39	$(1,666)
Capital expenditures	$1,570	$—	$51	$567	$—	$2,188
Total assets at June 30, 2012	199,526	121,236	44,429	45,020	(7,595)	402,616

Six Months Ended June 30, 2013:
Revenues:
Unaffiliated customers	$46,905	$19,895	$6,632	$2,552	$—	$75,984
Intersegment	40	132	23	281	(476)	—
Cost of sales, excluding depreciation	39,841	14,812	5,489	1,387	(150)	61,379
Depreciation	123	3,035	617	837	(74)	4,538
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	3,164	190	74	627	(277)	3,778
Operating income (loss)	$5,602	$1,990	$475	$(18)	$25	$8,074
Capital expenditures	$8,728	$3	$119	$510	$—	$9,360

Six Months Ended June 30, 2012:
Revenues:
Unaffiliated customers	$21,087	$17,624	$6,103	$2,055	$—	$46,869
Intersegment	18	98	29	226	(371)	—
Cost of sales, excluding depreciation	20,883	13,432	4,844	1,041	(121)	40,079
Depreciation	150	2,890	610	704	(71)	4,283
General and administrative expenses	2,677	163	56	676	(244)	3,328
Operating (loss) income	$(2,605)	$1,237	$622	$(140)	$65	$(821)
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	6,571	—	164	2,806	—	9,541

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the joint venture with Canyon-Johnson (see Note 3).

10.	DISCONTINUED OPERATIONS
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

The operating results for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment (see Note 9). The following table presents the results of operations for 7500 Rialto up to and including the sale in February 2012 (in thousands):

Six Months Ended
June 30, 2012
Revenues	$287
Rental property costs	(370)
Interest expense[a]	(198)
Gain on sale	5,146
Provision for income taxes	(60)
Income from discontinued operations	$4,805

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

11.	SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2013, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

We are engaged in the acquisition, development, management, operation and/or sale of commercial, hotel, entertainment, multi- and single-family residential real estate properties located primarily in the Austin, Texas, area. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. Developed property sales can include condominium units at our W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of June 30, 2013, that comprise our principal real estate development projects are presented in the following table.

			Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	68	—	—	—	678	327	418	1,423	1,423
Circle C	—	132	23	155	—	—	335	335	490
Lantana	—	—	—	—	—	—	29	29	29
Lakeway	—	—	—	—	—	—	21	21	21
W Austin Residences	15	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	83	132	23	155	678	327	805	1,810	1,965

Our principal residential holdings at June 30, 2013, included developed lots at Barton Creek and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at June 30, 2013, in addition to the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The office space totals 39,328 square feet and the retail space totals 18,362 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio, which opened in February 2011.

For second-quarter 2013, our revenues totaled $42.5 million and our net income attributable to common stock totaled $0.6 million, compared with revenues of $19.4 million and a net loss attributable to common stock of $3.6 million for second-quarter 2012. For the first six months of 2013, our revenues totaled $76.0 million and our net income attributable to common stock totaled $1.8 million, compared with revenues of $46.9 million and a net loss attributable to common stock of $1.9 million for the the first six months of 2012. The increase in revenues primarily relates to an increase in the number of condominium units sold and higher average sales prices associated with larger units at the W Austin Hotel & Residences project, as well as increased lot sales at Barton Creek. The results for the first six months of 2013 also include a gain of $1.5 million associated with the sale of a 16-acre tract of land at Lantana and an insurance settlement of $1.8 million. The results for the first six months of 2012 included a gain of $5.1 million associated with the sale of two office buildings at 7500 Rialto Boulevard (7500 Rialto) in February 2012 (See Note 10 for further discussion).

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to plan long-term land development that maximizes the value of our Austin area assets through the appropriate balance of high-quality residential and commercial development projects. We believe that Austin, Texas continues to be a desirable market and many of our developments are in unique locations where approvals and entitlements, many of which we have already obtained, may be difficult to secure. Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the city of Austin (the City) and several special interest groups have also traditionally opposed development in the area where most of our properties are located. We believe that many of our developments have inherent value given their unique nature and location and that this value should be realizable in the future. Our current focus is to proceed with the development of our properties, funded by our operating cash flows and supplemented by near-term financing, which we expect to convert to long-term financing following project completion.
The economic conditions of recent years, including the constrained capital and credit markets, have negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, in a manner that fits our current activities and gives us additional financial flexibility (see “Capital Resources and Liquidity” for further discussion). As of June 30, 2013, we had $23.1 million of availability under our credit facility with Comerica Bank (the Comerica credit facility) and $1.6 million in cash and cash equivalents available for use in our real estate operations, excluding $1.2 million of cash associated with Parkside Village and $15.0 million of cash associated with the W Austin Hotel & Residences project. The W Austin Hotel & Residences project paid $10.1 million in distributions to us in second-quarter 2013 and $24.1 million is payable to Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project. The amount payable to Canyon-Johnson is reflected as restricted cash in our consolidated balance sheet. After determining the appropriate amount of cash to maintain as an operating reserve, the W Austin Hotel & Residences project may make additional distributions of any excess cash to us and Canyon-Johnson.
As of June 30, 2013, we had total debt of $123.8 million ($10.3 million of which matures in 2013). In addition, several of our loan agreements contain a covenant that we maintain a minimum stockholders' equity balance of $110.0 million. As of June 30, 2013, our total stockholders' equity balance was $122.9 million. We also have significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales. We believe we have sufficient liquidity to address our near term requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2012 Form 10-K for further discussion.

DEVELOPMENT ACTIVITIES

Residential. As of June 30, 2013, the number of our residential developed lots/units and potential development by area are shown below (excluding lots associated with our Crestview Station joint venture):

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	15	—	—	15
Barton Creek:
Calera:
Calera Drive	2	—	—	2
Verano Drive	33	—	—	33
Amarra Drive:
Phase I Lots	1	—	—	1
Phase II Lots	32	—	—	32
Townhomes	—	—	221	221
Phase III Lots	—	—	64	64
Section N Multi-family	—	—	1,860	1,860
Other Barton Creek Sections	—	—	155	155
Circle C:
Meridian	—	57	—	57
Total Residential Lots/Units	83	57	2,300	2,440

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

W Austin Hotel & Residences project.  Delivery of the first condominium units began in January 2011. As of July 31, 2013, sales of 147 of the 159 condominium units had closed for $168.8 million (including 16 units for $23.8 million in second-quarter 2013) and two of the remaining 12 units were under contract.

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home during 2011. During the first six months of 2013, we sold 15 Verano Drive lots for $4.5 million and four Calera Drive lots for $0.9 million. As of June 30, 2013, two lots at Calera Drive and 33 lots at Verano Drive remain unsold. During July 2013, we sold one Calera Drive lot and one Verano Drive lot, and had 25 Verano Drive lots under contract as of July 31, 2013.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. As of June 30, 2013, one Phase I lot and 32 Phase II lots remain unsold. As of July 31, 2013, the final Phase I lot and one Phase II lot were under contract.

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

Commercial. As of June 30, 2013, the number of square feet of our commercial property developed, under development and our remaining entitlements are shown below (excluding property associated with our Crestview Station joint venture):

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	90,000	90,000
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	77,641	12,000	—	89,641
Tract 110	—	—	685,000	685,000
Tract 101	—	—	90,000	90,000
Tract 102	—	—	25,000	25,000
Tract 114	—	—	5,000	5,000
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	186,480	12,000	2,921,000	3,119,480

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

W Austin Hotel & Residences project. The project has 39,328 square feet of leasable office space, including 9,000 square feet for our corporate office. The project also has 18,362 square feet of leasable retail space, all of which is leased. As of June 30, 2013, occupancy was 64 percent for the office space and 86 percent for the retail space. A lease has been signed for an additional 20 percent of the office space and leasing activities for the remaining office space are ongoing.

Barton Creek. The first phase of the Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of June 30, 2013, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of June 30, 2013, occupancy was approximately 84 percent for the two retail buildings combined.

The Circle C community also includes Parkside Village, a 89,641-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village, obtained final permits and entitlements and began construction. Construction of the final two buildings at Parkside Village is expected to be completed in early 2014 and as of June 30, 2013, occupancy of the completed 77,641 square feet was 95 percent. Of the remaining buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 4,500-square-foot building.

Lantana. Lantana is a partially developed, mixed-use real estate development project. In August 2012, we sold eight of the remaining 11 undeveloped commercial tracts of land for $15.8 million. These tracts, which totaled approximately 154 acres, had entitlements for approximately 1.1 million square feet of office space. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of June 30, 2013, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 29 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out, permitted under our existing entitlements.

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, which is located on the site of a commuter line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. The second closing of 59 lots for $3.4 million occurred in May 2013, and Crestview Station recognized gross profit on the sale of $0.7 million. At June 30, 2013, our investment in the Crestview Station project totaled $3.7 million and the joint venture partnership had $0.9 million of outstanding debt, for which each partner has executed a joint and several guaranty of $0.2 million, or 25 percent of the outstanding balance. If the third closing of 59 lots contemplated by the purchase and sale agreement does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating income (loss):
Real estate operations	$4,273	$(2,115)	$5,602	$(2,605)
Hotel	660	307	1,990	1,237
Entertainment	78	164	475	622
Commercial leasing	(56)	(61)	(18)	(140)
Eliminations and other	(2)	39	25	65
Operating income (loss)	$4,953	$(1,666)	$8,074	$(821)
Interest expense, net	$(2,008)	$(2,967)	$(4,307)	$(6,608)
Income from discontinued operations	$—	$—	$—	$4,805
Net income (loss)	$2,967	$(4,616)	$4,798	$(2,808)
Net (income) loss attributable to noncontrolling interests in subsidiaries	$(2,335)	$1,058	$(3,013)	$953
Net income (loss) attributable to Stratus common stock	$632	$(3,558)	$1,785	$(1,855)

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 9 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30,
	2013	2012	2013	2012
Revenues:
Developed property sales	$27,843	$6,620	$44,501	$20,721
Undeveloped property sales	—	—	2,100	—
Commissions and other	226	193	344	384
Total revenues	28,069	6,813	46,945	21,105
Cost of sales, including depreciation	23,920	7,480	39,964	21,033
Insurance settlement	(1,785)	—	(1,785)	—
General and administrative expenses	1,661	1,448	3,164	2,677
Operating income (loss)	$4,273	$(2,115)	$5,602	$(2,605)

Developed Property Sales. Developed property sales for the 2013 and 2012 periods included the following (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost Per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	16	$23,777	$1,236	8	$4,525	$488

Barton Creek
Calera:
Verano Drive	8	2,486	180	4	1,350	199
Calera Drive	3	680	142	—	—	—
Amarra Drive:
Phase I Lots	1	300	259	2	745	313
Phase II Lots	1	600	264	—	—	—

Total Residential	29	$27,843		14	$6,620

	Six Months Ended June 30,
	2013			2012
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	26	$37,763	$1,229	20	$17,176	$728

Barton Creek
Calera:
Verano Drive	15	4,535	176	7	2,185	172
Calera Drive	4	898	139	1	240	142
Amarra:
Phase I Lots	1	300	259	2	745	313
Phase II Lots	1	600	264	—	—	—
Mirador Estate	1	405	264	1	375	228

Total Residential	48	$44,501		31	$20,721

The increase in developed units/lots sales revenues in the 2013 periods primarily resulted from an increase in the number of condominium units sold and higher average sales prices associated with larger units at the W Austin Hotel & Residences project, as well as increased lot sales at Barton Creek.

In July 2013, we sold three condominium units and as of July 31, 2013, we had two condominium units under contract and ten units available for sale at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During March 2013, we sold a 16-acre tract at Lantana for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Commissions and Other. Commissions and other primarily includes design fees and sales of our development fee credits to third parties and totaled $0.2 million for the second quarters' of 2013 and 2012, $0.3 million for the first six months of 2013 and $0.4 million for the first six months of 2012. We received these development fee credits as part of the Circle C settlement (see Note 10 of our 2012 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility districts (MUD) reimbursements. Cost of sales totaled $23.9 million for second-quarter 2013 and $40.0 million for the first six months of 2013, compared with $7.5 million for second-quarter 2012, and $21.0 million for the first six months of 2012. The increase in cost of sales in the 2013 periods primarily reflects an increase in volume and cost basis of condominium units sold at the W Austin

Hotel & Residences project and lot sales at Barton Creek. Cost of sales for our real estate operations also includes significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.5 million for second-quarter 2013 and $3.0 million for the first six months of 2013, compared with $1.7 million for second-quarter 2012 and $3.6 million for the first six months of 2012. These recurring costs do not vary significantly with the level of property sales.

Insurance Settlement. The results for second-quarter 2013 and the first six months of 2013 include income of $1.8 million related to insurance settlement resulting from claims associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

General and Administrative Expenses. Consolidated general and administrative expenses totaled approximately $2.0 million in second-quarter 2013 and $3.8 million for the first six months of 2013, compared with $1.9 million in second-quarter 2012 and $3.3 million for the first six months of 2012. General and administrative expenses allocated to real estate operations totaled $1.7 million for second-quarter 2013 and $3.2 million for the first six months of 2013, compared with $1.4 million for second-quarter 2012 and $2.7 million for the first six months of 2012. For more information about the allocation of general and administrative expenses to our operating segments, see Note 9.

Hotel
The following table summarizes our hotel operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Hotel revenue	$9,866	$8,656	$20,027	$17,722
Hotel cost of sales, excluding depreciation	7,532	6,781	14,812	13,432
Depreciation	1,558	1,445	3,035	2,890
General and administrative expenses	116	123	190	163
Operating income	$660	$307	$1,990	$1,237

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $250 for second-quarter 2013 and $264 for the first six months of 2013, compared with $225 for second-quarter 2012 and $232 for the first six months of 2012. The increase in hotel revenue in the 2013 periods primarily reflects higher room rates and increased food and beverage sales.

Hotel Operating Costs.  Hotel operating costs totaled $7.5 million for second-quarter 2013, compared with $6.8 million for second-quarter 2012, and $14.8 million for the first six months of 2013, compared with $13.4 million for the first six months of 2012, reflecting increased variable costs, including food and beverage expenses.

Entertainment
The following table summarizes our entertainment operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Entertainment revenue	$3,439	$2,855	$6,655	$6,132
Entertainment cost of sales, excluding depreciation	3,000	2,344	5,489	4,844
Depreciation	310	306	617	610
General and administrative expenses	51	41	74	56
Operating income	$78	$164	$475	$622

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Events:
Events hosted	49	50	96	99
Estimated attendance	51,200	42,200	104,500	103,600
Ancillary net revenue per attendee[a]	$31.94	$39.49	$35.25	$40.49
Ticketing:
Number of tickets sold	29,800	28,300	60,800	59,800
Gross value of tickets sold (in thousands)	$2,011	$1,625	$3,612	$3,187

a.	Primarily includes sales of concessions and merchandise.

Entertainment Operating Costs. Entertainment operating costs increased to $3.0 million in second-quarter 2013 and $5.5 million for the first six months of 2013, compared with $2.3 million in second-quarter 2012 and $4.8 million for the first six months of 2012, primarily reflecting costs associated with Stageside and events hosted at other venues.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$1,392	$1,223	$2,833	$2,281
Rental cost of sales, excluding depreciation	705	544	1,387	1,041
Depreciation	418	378	837	704
General and administrative expenses	325	362	627	676
Operating loss	$(56)	$(61)	$(18)	$(140)

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in the 2013 periods primarily reflects increased occupancy at Parkside Village.

Rental Operating Costs. Rental operating costs increased to $0.7 million in second-quarter 2013, compared with $0.5 million in second-quarter 2012, and $1.4 million for the first six months of 2013, compared with $1.0 million for the first six months of 2012, primarily reflecting higher operating costs from the higher occupancy at Parkside Village.

Depreciation. Depreciation expense totaled $0.4 million in both the second quarter of 2013 and 2012, and $0.8 million for the first six months of 2013, compared with $0.7 million for the first six months of 2012, primarily reflecting higher depreciation associated with Parkside Village.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $3.0 million for second-quarter 2013, compared with $3.6 million for second-quarter 2012 and $6.0 million for the first six months of 2013, compared with $8.7 million for the first six months of 2012. Lower interest expense in the 2013 periods primarily reflects debt repayments during 2012. Capitalized interest totaled $1.0 million for second-quarter 2013, $0.7 million for second-quarter 2012, $1.7 million for the first six months of 2013 and $2.1 million for the first six months of 2012 and is primarily related to development activities at Section N at Barton Creek for the 2013 periods and at the W Austin Hotel & Residences project for the 2012 periods.

Other Income, net. We recorded other income of $0.1 million for second-quarter 2013 and $1.3 million for the first six months of 2013, which primarily reflects interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold.

Equity in Unconsolidated Affiliates' Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo, using the equity method. Our equity in the net income of these entities totaled $0.1 million for the second quarters and the first six months of 2013 and 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for second-quarter 2013, $0.1 million for second-quarter 2012, $0.4 million for the the first six months of 2013 and $0.3 million for the first six months of 2012. Our tax provision for the first six months of 2013 and 2012 includes the Texas state margin tax. The difference between our consolidated effective income tax rate for the first six months of 2013 and 2012, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the realization of deferred tax assets for the first six months of 2013 and additional valuation allowances recorded against deferred tax assets for the first six months of 2012.

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries. Net (income) loss attributable to noncontrolling interests in subsidiaries totaled $(2.3) million for second-quarter 2013, $1.1 million for second-quarter 2012, $(3.0) million for the first six months of 2013 and $1.0 million for the first six months of 2012, primarily related to the W Austin Hotel & Residences project (see Note 3 for further discussion).

DISCONTINUED OPERATIONS

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners for $27.0 million. See Note 10 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties. However, we believe that the unique nature and location of our assets will provide us positive cash flows. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Six-Months 2013 and 2012 Cash Flows
Cash provided by operating activities totaled $20.4 million during the first six months of 2013, compared with cash used in operating activities of $2.4 million during the first six months of 2012. The improvement in operating cash flows is primarily related to an increase in developed property sales and changes in other assets. Expenditures for purchases and development of real estate properties totaled $8.7 million during the first six months of 2013 and $6.6 million during the first six months of 2012 and primarily included development costs for our Barton Creek properties in the first six months of 2013 and the W Austin Hotel & Residences project in the first six months of 2012. The W Austin Hotel & Residences project was completed in 2012.

Cash used in investing activities totaled $1.3 million during the first six months of 2013, compared with cash provided by investing activities of $2.5 million during the first six months of 2012. During the first six months of 2013, Stratus made capital contributions to its unconsolidated affiliates totaling $0.7 million, compared with $0.2 million for the first six months of 2012. The first six months of 2012 also included capital expenditures, primarily for Parkside Village totaling $2.6 million and proceeds from the sale of 7500 Rialto totaled $5.7 million (see Note 10 for further discussion).

Cash used in financing activities totaled $14.0 million for the first six months of 2013, compared with cash provided by financing activities of $6.9 million for the first six months of 2012. In the first six months of 2013, net payments on our credit facility totaled $14.4 million, compared with $0.4 million in the first six months of 2012. Net borrowings on the Beal Bank loan, the Ford loan and other project and term loans totaled $1.1 million for the first six months of 2013, compared with net borrowings of $2.2 million for the first six months of 2012. Noncontrolling interest distributions for Parkside Village totaled $0.1 million for the first six months of 2013, compared with contributions from noncontrolling interests for the W Austin Hotel & Residences project and Parkside Village of $0.3 million for the first six months of 2012. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at June 30, 2013.

Credit Facility and Other Financing Arrangements
At June 30, 2013, we had total debt of $123.8 million, compared with $137.0 million at December 31, 2012. Our debt outstanding at June 30, 2013, consisted of the following:

•
$67.3 million outstanding under the Beal Bank loan, which is secured by the assets in the W Austin Hotel & Residences project. Net operating income from the W Austin Hotel & Residences project, including proceeds from the sales of the condominium units, has been and must continue to be offered to repay debt incurred in connection with the W Austin Hotel & Residences project under the terms of the Beal Bank loan.

•
$12.2 million outstanding under the $48.0 million Comerica credit facility as modified in December 2012, which is comprised of a $35.0 million revolving loan, of which $22.8 million is available, a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed), and a $10.0 million construction loan, with no amounts outstanding ($1.4 million letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing.

•
$23.0 million outstanding under the five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•	$10.2 million outstanding under a $11.0 million construction loan, which is secured by the assets at Parkside Village.

•	$5.1 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.3 million outstanding under a term loan, which is secured by Barton Creek Village.

•	$1.6 million outstanding under a term loan, which is secured by land in Lakeway, Texas.

The Beal Bank loan, the Comerica credit facility and our ASIP unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance. In the first half of 2013, we negotiated a reduction in the minimum stockholders' equity balance from $120.0 million to $110.0 million (see Note 6 for further discussion).

Maturities
The following table summarizes our debt maturities as of June 30, 2013 (in thousands):

	2013		2014	2015	2016	Total
Beal Bank Loan	$—		$67,340	$—	$—	$67,340
ASIP Loans	—		—	15,000	8,000	23,000
Comerica Credit Facility	—		12,244	—	—	12,244
Parkside Village Loan	10,207	[a]	—	—	—	10,207
5700 Slaughter Loan	44		95	4,978	—	5,117
Barton Creek Village Loan	51		4,283	—	—	4,334
Lakeway Center Loan	—		—	1,550	—	1,550
Total	$10,302		$83,962	$21,528	$8,000	$123,792

a.	Loan matures on August 31, 2013. We are actively pursuing refinancing for this construction loan.
All of our debt outstanding currently matures by 2016.

NEW ACCOUNTING STANDARDS

We do not expect recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss certain of our expectations regarding future operational and financial performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding future events related to financing and regulatory matters, anticipated development plans and sales of land, units and lots, projected timeframes for development, construction and completion of our projects, projected capital expenditures, liquidity and capital resources, anticipated results of our business strategy, and other plans and objectives of management for future operations and activities.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” located in Item 1A. of our 2012 Form 10-K.

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

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended June 30, 2013.

	(a) Total			(c) Total Number of	(d) Maximum Number
	Number		(b) Average	Shares Purchased as Part	of Shares That May
	of Shares		Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased		Per Share	Plans or Programs[a]	the Plans or Programs[a]
April 1 to 30, 2013	—		$—	—	76,761
May 1 to 31, 2013	—		$—	—	76,761
June 1 to 30, 2013	14,910	[b]	$13.01	14,910	61,851
Total	14,910		$13.01	14,910

a.
In February 2001, our Board of Directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. Our modified unsecured term loans prohibit common stock purchases while any of the loans are outstanding; however, approval was obtained from the lenders for purchases made in 2013.

b.	Excludes purchases of 4,619 shares, at an average price of $12.63, that settled in July 2013.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: August 14, 2013

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	8/26/2010

3.2	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1	Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services LLC, as Rights Agent.		8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2013.		8-K	000-19989	4/5/2013

10.2	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2013.		8-K	000-19989	4/5/2013

10.3	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($3.0 million loan).		10-Q	000-19989	5/15/2013

10.4	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).		10-Q	000-19989	5/15/2013

10.5	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($8.0 million loan).		10-Q	000-19989	5/15/2013

10.6	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($5.0 million loan).		10-Q	000-19989	5/15/2013

10.7	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).		10-Q	000-19989	5/15/2013

10.8*	Stratus Properties Inc. 2013 Stock Incentive Plan		8-K	000-19989	5/30/2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

* Indicates management contract or compensatory plan or arrangement.

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