Form 10-Q
period 2013-09-30
STRATUS PROPERTIES INC
filed 2013-11-14
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

On October 31, 2013, there were issued and outstanding 8,044,795 shares of the registrant’s common stock, par value $0.01 per share.

STRATUS PROPERTIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$45,438	$12,784
Restricted cash	9,345	17,657
Real estate held for sale	23,229	60,244
Real estate under development	52,943	31,596
Land available for development	41,510	49,569
Real estate held for investment, net	183,407	189,331
Investment in unconsolidated affiliates	4,500	3,402
Other assets	16,036	14,545
Total assets	$376,408	$379,128

LIABILITIES AND EQUITY
Accounts payable	$5,709	$13,845
Accrued liabilities	7,037	8,605
Deposits	3,379	2,073
Debt	155,850	137,035
Other liabilities and deferred gain	10,449	8,675
Total liabilities	182,424	170,233

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	90
Capital in excess of par value of common stock	203,621	203,298
Accumulated deficit	(61,564)	(63,309)
Common stock held in treasury	(19,301)	(18,392)
Total Stratus stockholders’ equity	122,847	121,687
Noncontrolling interests in subsidiaries	71,137	87,208
Total equity	193,984	208,895
Total liabilities and equity	$376,408	$379,128

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Real estate	$10,810	$27,960	$57,715	$49,047
Hotel	8,312	7,567	28,207	25,191
Entertainment	3,310	3,155	9,942	9,258
Rental	1,391	1,189	3,943	3,244
Total revenues	23,823	39,871	99,807	86,740
Cost of sales:
Real estate	6,942	24,440	46,727	45,278
Hotel	6,893	6,377	21,705	19,809
Entertainment	3,000	2,798	8,435	7,592
Rental	644	561	1,991	1,576
Depreciation	2,252	2,644	6,790	6,927
Total cost of sales	19,731	36,820	85,648	81,182
Insurance settlement	—	—	(1,785)	—
General and administrative expenses	1,578	1,542	5,356	4,870
Total costs and expenses	21,309	38,362	89,219	86,052
Operating income	2,514	1,509	10,588	688
Interest expense, net	(1,833)	(2,835)	(6,140)	(9,443)
Loss on early extinguishment of debt	(1,379)	—	(1,379)	—
Other income, net	7	11	1,352	51
(Loss) income from continuing operations before income taxes and equity in unconsolidated affiliates' (loss) income	(691)	(1,315)	4,421	(8,704)
Equity in unconsolidated affiliates' (loss) income	(114)	(61)	(3)	14
Provision for income taxes	(192)	(224)	(617)	(523)
(Loss) income from continuing operations	(997)	(1,600)	3,801	(9,213)
Income from discontinued operations	—	—	—	4,805
Net (loss) income and total comprehensive (loss) income	(997)	(1,600)	3,801	(4,408)
Net loss (income) and total comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	957	1,923	(2,056)	2,876
Net (loss) income and total comprehensive (loss) income attributable to Stratus common stock	$(40)	$323	$1,745	$(1,532)

Basic and diluted net (loss) income per share attributable to Stratus common stock:
Continuing operations	$—	$0.04	$0.22	$(0.80)
Discontinued operations	—	—	—	0.61
Basic and diluted net (loss) income per share attributable to Stratus common stock	$—	$0.04	$0.22	$(0.19)

Weighted-average shares of common stock outstanding:
Basic	8,057	8,095	8,087	7,923
Diluted	8,057	8,095	8,118	7,923

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$3,801	$(4,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,790	6,922
Cost of real estate sold	37,341	35,643
Loss on early extinguishment of debt	1,379	—
Gain on sale of 7500 Rialto	—	(5,146)
Stock-based compensation	245	198
Equity in unconsolidated affiliates' loss (income)	3	(14)
Deposits	1,306	1,029
Development of real estate properties	(14,054)	(8,446)
Recovery of land previously sold	(485)	—
Municipal utility districts reimbursement	208	—
Decrease (increase) in other assets	7,991	(5,689)
Increase (decrease) in accounts payable, accrued liabilities and other	2,340	(4,499)
Net cash provided by operating activities	46,865	15,590

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(677)	(3,413)
Entertainment	(299)	(170)
Hotel	(15)	(3)
Proceeds from sale of 7500 Rialto	—	5,697
Investment in unconsolidated affiliates	(1,100)	(185)
Net cash (used in) provided by investing activities	(2,091)	1,926

Cash flow from financing activities:
Borrowings from credit facility	18,000	22,500
Payments on credit facility	(32,924)	(29,554)
Borrowings from project and term loans	101,577	10,532
Payments on project and term loans	(68,511)	(17,436)
Noncontrolling interests (distributions) contributions	(28,026)	341
Common stock issuance	—	4,817
Repurchase of treasury stock	(820)	—
Net payments for stock-based awards	(10)	(19)
Financing costs	(1,406)	—
Net cash used in financing activities	(12,120)	(8,819)
Net increase in cash and cash equivalents	32,654	8,697
Cash and cash equivalents at beginning of year	12,784	8,085
Cash and cash equivalents at end of period	$45,438	$16,782

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit	Held in Treasury			Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	71	(810)	(810)	—	(810)
Exercised and issued stock-based awards	38	1	78	—	—	—	79	—	79
Stock-based compensation	—	—	245	—	—	—	245	—	245
Tender of shares for stock-based awards	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	(18,127)	(18,127)
Total comprehensive income	—	—	—	1,745	—	—	1,745	2,056	3,801
Balance at September 30, 2013	9,075	$91	$203,621	$(61,564)	1,019	$(19,301)	$122,847	$71,137	$193,984

Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	23	—	26	—	—	—	26	—	26
Stock-based compensation	—	—	198	—	—	—	198	—	198
Tender of shares for stock-based awards	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interests distributions	—	—	—	—	—	—	—	(1,658)	(1,658)
Total comprehensive loss	—	—	—	(1,532)	—	—	(1,532)	(2,876)	(4,408)
Balance at September 30, 2012	9,035	$90	$203,210	$(63,255)	940	$(18,392)	$121,653	$94,959	$216,612

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2012 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods. Operating results for the three-month and nine-month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net (loss) income attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013		2012
Net (loss) income	$(997)	$(1,600)	$3,801		$(4,408)
Net loss (income) attributable to noncontrolling interests	957	1,923	(2,056)		2,876
Net (loss) income attributable to Stratus common stock	$(40)	$323	$1,745		$(1,532)

Weighted-average shares of common stock outstanding	8,057	8,095	8,087		7,923
Add shares issuable upon exercise or vesting of:
Dilutive stock options	—	—	7	[a]	—
Restricted stock units	—	—	24		—

Weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share	8,057	8,095	8,118		7,923

Diluted net (loss) income per share attributable to Stratus common stock	$—	$0.04	$0.22		$(0.19)
a. Excludes shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method totaling approximately 1,700 shares for the first nine months of 2013.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net (loss) income per share of common stock. Excluded were approximately 65,800 stock options with a weighted average exercise price of $20.65 for the first nine months of 2013. Stock options and restricted stock units representing approximately 100,000 shares for third-quarter 2013, 125,200 shares for third-quarter 2012 and 135,500 shares for the first nine months of 2012 were excluded from weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC (the Joint Venture), for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Joint Venture, and Canyon-Johnson has an approximate 60 percent interest in the Joint Venture. As of September 30, 2013, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions to each of Stratus and Canyon-Johnson totaled $3.8 million in third-quarter 2013 and $18.0 million for the first nine months of 2013, and the Joint Venture distributed $14.8 million to Stratus and $20.1 million to Canyon-Johnson in October 2013. As of October 31, 2013, inception-to-date distributions totaled $42.8 million for Stratus and $48.0 million for Canyon-Johnson, including Canyon-Johnson' accumulated distributions that were previously reflected as restricted cash in Stratus' consolidated balance sheet and were paid in third-quarter 2013. The Joint Venture is consolidated in Stratus’ financial statements based on its assessment that the Joint Venture is a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus reevaluated and reaffirmed its previous conclusion as to the VIE status and primary beneficiary of the Joint Venture as of September 30, 2013, the date of the Bank of America (BoA Loan) refinancing transaction (see Note 6). Stratus will continue to evaluate which entity is the primary beneficiary of the Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2012 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Joint Venture (in thousands):

	September 30,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$42,698	$7,461
Restricted cash	9,336	17,657
Real estate held for sale	14,934	45,320
Real estate held for investment, net	158,211	163,666
Other assets	7,709	8,398
Total assets	232,888	242,502
Liabilities:
Accounts payable	3,393	13,592
Accrued liabilities	5,002	6,322
Deposits	2,905	1,714
Debt	100,000	67,670
Other liabilities	4,328	2,386
Total liabilities	115,628	91,684
Net assets	$117,260	$150,818

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the Joint Venture’s net assets as of each balance sheet date. As of September 30, 2013, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Interest rate cap agreement	$487	$487	$—	$—
Debt	155,850	156,001	137,035	136,774

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Cap Agreement. On September 30, 2013, the Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the BoA Loan agreement, at 1 percent for the first year the BoA Loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. See Note 6 for more information on the BoA Loan.

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATES
In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of September 30, 2013, Stratus' capital contributions to Stump Fluff totaled $0.8 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Transmission contributed its existing assets to Stump Fluff. In addition, Stump Fluff assumed specified liabilities of Transmission totaling $0.2 million. Transmission is not required to make any future capital contributions to Stump Fluff. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff and Transmission will receive 67 percent.

In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of September 30, 2013, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Pachanga Partners contributed its existing assets to Guapo and is not required to make any future capital contributions. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo and Pachanga Partners will receive 67 percent.

Stratus has concluded that both Stump Fluff and Guapo are VIEs and that no partner in either joint venture is the primary beneficiary because decision-making about the activities that most significantly impact the VIEs' economic performance is shared equally by the partners. Stratus accounts for its investments in Stump Fluff and Guapo using the equity method.

6.	DEBT
Bank of America Loan. On September 30, 2013, the Joint Venture entered into a term loan agreement for a $100 million non-recourse loan (the BoA Loan).

The initial maturity date of the BoA Loan is September 29, 2016, but the Joint Venture has the option to extend the maturity date for up to three additional one-year terms. The BoA Loan accrues interest at the LIBOR Daily Floating Rate plus 2.5 percent. Such interest rate is subject to a separate interest rate cap agreement (see Note 4). The Joint Venture’s obligations under the BoA Loan are secured by certain property and assets related to the W Austin Hotel & Residences project, excluding the remaining unsold condominium residences. Additionally, Stratus and Canyon-Johnson guarantee certain Joint Venture obligations, including environmental indemnification and other customary carve-out obligations, and the BoA Loan contains customary financial covenants and other restrictions. As required by the BoA Loan, $67.3 million of the proceeds were used to fully repay the Joint Venture’s existing obligations to Beal Bank USA (the Beal Bank Loan). In connection with the repayment of the Beal Bank Loan, the Joint Venture paid a prepayment premium equal to 1 percent of the outstanding principal balance. As required, Stratus used a portion of its distribution to repay the $11.7 million balance outstanding under its revolving line of credit with Comerica Bank.

Kahn Loan. On May 15, 2013, Stratus entered into a loan agreement and promissory note with D.N. Kahn (the Kahn loan) to finance the purchase of a tract of land for future development in Lakeway, Texas. Pursuant to the Kahn loan, Stratus borrowed $1.6 million, which bears interest at a per annum rate of 5 percent. The outstanding principal balance of the Kahn promissory note is due on May 15, 2015, and interest is due quarterly, beginning on August 15, 2013. The Kahn loan is secured by the related land.

Debt Covenants. Stratus' credit facility with Comerica Bank (the Comerica credit facility) and its American Strategic Income Portfolio (ASIP) unsecured term loans contain customary financial covenants, including a requirement that Stratus maintain a minimum total stockholders' equity balance. On May 9, 2013, Stratus entered into a modification agreement with ASIP which reduced the amount of the total stockholders' equity required to be maintained by Stratus from $120.0 million to $110.0 million. Concurrently with this modification, the minimum stockholders' equity covenant of the Comerica credit facility was also reduced to $110.0 million.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $2.9 million for third-quarter 2013, $3.5 million for third-quarter 2012, $8.9 million for the first nine months of 2013 and $12.2 million for the first nine months of 2012. Stratus capitalized interest costs totaling $1.1 million for third-quarter 2013, $0.7 million for third-quarter 2012, $2.8 million for the first nine months of 2013 and $2.7 million for the first nine months of 2012. Capitalized interest is primarily related to development activity at Section N at Barton Creek for the 2013 periods and at the W Austin Hotel & Residences project for the 2012 periods.

7.	STOCKHOLDERS' EQUITY
During third-quarter 2013, Stratus purchased 19,130 shares of its common stock for $0.2 million (or $12.81 per share). Refer to Note 11 for further discussion of common stock repurchases permitted under debt agreements.

8.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2012 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets, and considered available positive and negative evidence, giving greater weight to losses in recent years, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at September 30, 2013, and December 31, 2012.

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

The difference between Stratus’ consolidated effective income tax rate for the first nine months of 2013 and 2012, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the realization of deferred tax assets for the first nine months of 2013 and additional valuation allowances recorded against deferred tax assets for the first nine months of 2012.

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended September 30, 2013:
Revenues:
Unaffiliated customers	$10,810	$8,312	$3,310	$1,391	$—	$23,823
Intersegment	9	59	37	121	(226)	—
Cost of sales, excluding depreciation	6,954	6,893	3,035	666	(69)	17,479
Depreciation	58	1,501	309	421	(37)	2,252
General and administrative expenses	1,362	68	27	273	(152)	1,578
Operating income (loss)	$2,445	$(91)	$(24)	$152	$32	$2,514
Capital expenditures	$5,326	$12	$180	$167	$—	$5,685
Total assets at September 30, 2013	$170,243	$116,959	$48,217	$46,913	$(5,924)	$376,408

Three Months Ended September 30, 2012:
Revenues:
Unaffiliated customers	$27,960	$7,567	$3,155	$1,189	$—	$39,871
Intersegment	18	48	17	156	(239)	—
Cost of sales, excluding depreciation	24,460	6,377	2,830	580	(71)	34,176
Depreciation	65	1,855	351	405	(32)	2,644
General and administrative expenses	1,290	64	27	323	(162)	1,542
Operating income (loss)	$2,163	$(681)	$(36)	$37	$26	$1,509
Capital expenditures	$1,875	$3	$6	$607	$—	$2,491
Total assets at September 30, 2012	$181,753	$120,560	$43,436	$47,687	$(7,749)	$385,687

	Real Estate Operations[a]	Hotel	Entertainment Venue	Commercial Leasing	Eliminations and Other[b]	Total
Nine Months Ended September 30, 2013:
Revenues:
Unaffiliated customers	$57,715	$28,207	$9,942	$3,943	$—	$99,807
Intersegment	49	191	60	402	(702)	—
Cost of sales, excluding depreciation	46,795	21,705	8,524	2,053	(219)	78,858
Depreciation	181	4,536	926	1,258	(111)	6,790
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	4,526	258	101	900	(429)	5,356
Operating income (loss)	$8,047	$1,899	$451	$134	$57	$10,588
Capital expenditures	$14,054	$15	$299	$677	$—	$15,045

Nine Months Ended September 30, 2012:
Revenues:
Unaffiliated customers	$49,047	$25,191	$9,258	$3,244	$—	$86,740
Intersegment	36	146	46	382	(610)	—
Cost of sales, excluding depreciation	45,343	19,809	7,674	1,621	(192)	74,255
Depreciation	215	4,745	961	1,109	(103)	6,927
General and administrative expenses	3,967	227	83	999	(406)	4,870
Operating (loss) income	$(442)	$556	$586	$(103)	$91	$688
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	$8,446	$3	$170	$3,413	$—	$12,032

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the Joint Venture (see Note 3).

10.	DISCONTINUED OPERATIONS
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

Nine Months Ended
September 30, 2012
Revenues	$287
Rental property costs	(370)
Interest expense[a]	(198)
Gain on sale	5,146
Provision for income taxes	(60)
Income from discontinued operations	$4,805

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

11.	SUBSEQUENT EVENTS
In November 2013, the Board of Directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock.

Stratus' Comerica credit facility and its ASIP unsecured term loans, as modified, allow for common stock purchases up to $1.0 million and as of October 31, 2013, Stratus had purchased 82 thousand shares for $958 thousand under the modified agreements.

Effective October 30, 2013, the joint venture between Stratus and Moffett Holdings modified its construction loan with Comerica Bank to extend the maturity date to December 31, 2013, and is pursuing a refinancing of this loan. As of October 30, 2013, the principal balance of this construction loan was $10.2 million.

Stratus evaluated events after September 30, 2013, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Management’s discussion and analysis presented below should be read in conjunction with our discussion and analysis of financial results contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) filed with the Securities and Exchange Commission. The operating results summarized in this report are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited), unless otherwise stated.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of September 30, 2013, that comprise our principal real estate development projects are presented in the following table.

			Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	48	—	—	—	678	327	418	1,423	1,423
Circle C	—	132	23	155	—	—	335	335	490
Lantana	—	—	—	—	—	—	43	43	43
Lakeway	—	—	—	—	—	—	29	29	29
W Austin Residences	12	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	60	132	23	155	678	327	827	1,832	1,987

Our principal residential holdings at September 30, 2013, included developed lots at Barton Creek and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at September 30, 2013, in addition to the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development Activities - Commercial" for further discussion.

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

For third-quarter 2013, our revenues totaled $23.8 million and our net loss attributable to common stock totaled less than $0.1 million, compared with revenues of $39.9 million and net income attributable to common stock of $0.3 million for third-quarter 2012. For the first nine months of 2013, our revenues totaled $99.8 million and our net income attributable to common stock totaled $1.7 million, compared with revenues of $86.7 million and a net loss attributable to common stock of $1.5 million for the first nine months of 2012. The decrease in revenues for the quarterly period primarily relates to the sale of eight undeveloped tracts at Lantana for $15.8 million in third-quarter 2012. The increase in revenues for the first nine months of 2013 primarily relates to a higher average sales price associated with larger units at the W Austin Hotel & Residences project, as well as increased lot sales at Barton Creek. Third-quarter 2013 and the first nine months of 2013 include losses on early extinguishment of debt totaling $1.4 million. The results for the first nine months of 2013 also include a gain of $1.5 million associated with the sale of a 16-acre tract of land at Lantana and an insurance settlement of $1.8 million. The results for the first nine months of 2012 included a gain of $4.3 million associated with the sale of eight undeveloped tracts at Lantana and a gain of $5.1 million associated with the sale of two office buildings at 7500 Rialto Boulevard (7500 Rialto) in February 2012 (See Note 10 for further discussion).

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to create value for shareholders by methodically developing high-quality residential and commercial projects using our existing assets and selectively pursuing new development opportunities. We believe that Austin, and other Texas markets, continue to be desirable. Many of our developments are in unique locations where development approvals have historically been subject to regulatory constraints making it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and, as a result, we believe that through strategic planning and development, we can maximize and fully exploit their value. Additionally, we believe our hotel sets a high standard for contemporary luxury in downtown Austin and competes favorably with other hotels and resorts in our geographic market. Our entertainment operations provide quality live music experiences that create awareness for our ACL Live venue and brand, enhancing the overall value of the W Austin Hotel & Residences project. Our current focus is to proceed with the development of our properties, to seek new opportunities to acquire additional properties for potential mixed-use and retail development projects, with strategic partners where beneficial, and to operate our hotel and entertainment assets.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we now have the financial flexibility (see “Capital Resources and Liquidity” for further discussion) to fully exploit our development opportunities and resources. As of September 30, 2013, we had $23.3 million of availability under our revolving line of credit with Comerica Bank (the Comerica credit facility) and $1.3 million in cash and cash equivalents available for use in our real estate operations, excluding $1.4 million of cash associated with Parkside Village and $42.7 million of cash associated with the W Austin Hotel & Residences project. In the first nine months of 2013 the joint venture for the W Austin Hotel & Residences project paid $18.0 million in distributions to each of us and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project. Subsequently, in October 2013, in connection with refinancing the project, the Joint Venture distributed $14.8 million to us and $20.1 million to Canyon-Johnson. After determining the appropriate amount of cash to maintain as an operating reserve, the joint venture may make additional distributions to us and Canyon-Johnson.
Although we have upcoming debt maturities and significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales, we believe we have sufficient liquidity to address our near term requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2012 Form 10-K for further discussion.

DEVELOPMENT ACTIVITIES

Residential. As of September 30, 2013, the number of our residential developed lots/units and potential development by area are shown below (excluding lots associated with our Crestview Station joint venture):

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	12	—	—	12
Barton Creek:
Calera:
Calera Drive	1	—	—	1
Verano Drive	15	—	—	15
Amarra Drive:
Phase II Lots	32	—	—	32
Townhomes	—	—	221	221
Phase III Lots	—	—	64	64
Section N Multi-family	—	—	1,860	1,860
Other Barton Creek Sections	—	—	155	155
Circle C:
Meridian	—	57	—	57
Total Residential Lots/Units	60	57	2,300	2,417

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

W Austin Hotel & Residences project.  Delivery of the first condominium units began in January 2011. As of October 31, 2013, sales of 148 of the 159 condominium units had closed for $170.2 million (including 3 units for $4.4 million in third-quarter 2013) and one of the remaining 11 units was under contract.

Calera. Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. We sold the final Calera Court Courtyard home during 2011. During the first nine months of 2013, we sold 33 Verano Drive lots and five Calera Drive lots. As of September 30, 2013, 15 lots at Verano Drive and one lot at Calera Drive remain unsold. During October 2013, we sold three Verano Drive lots, and as of October 31, 2013, we had four Verano Drive lots and the final Calera Drive lot under contract.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course and others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. During the first nine months of 2013, we sold two Phase I lots (including the final lot in third-quarter 2013) and one Phase II lot. As of September 30, 2013, 32 Phase II lots remain unsold and as of October 31, 2013, three Phase II lots were under contract.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. During 2011, we sold the final 21 lots of the initial phases. In May 2013, development of the final phase of Meridian, consisting of 57 one-acre lots commenced and is expected to be complete by the end of the year.

Commercial. As of September 30, 2013, the number of square feet of our commercial property developed, under development and our remaining entitlements (i.e., potential development) are shown below (excluding property associated with our Crestview Station joint venture):

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

W Austin Hotel & Residences project. The project has 39,328 square feet of leasable office space, including 9,000 square feet for our corporate office. As of September 30, 2013, occupancy for the office space was 64 percent and a lease has been signed for an additional 20 percent of the office space with leasing activities for the remaining office space ongoing. The project also has 18,362 square feet of leasable retail space, all of which is leased. As of September 30, 2013, occupancy for the retail space was 86 percent (with the lessee of the remaining retail space expected to take occupancy in early 2014).

Barton Creek. The first phase of the Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of September 30, 2013, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of September 30, 2013, occupancy was approximately 91 percent for the two retail buildings combined.

The Circle C community also includes Parkside Village, a 89,641-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village, obtained final permits and entitlements and began construction. Construction of the final two buildings at Parkside Village is expected to be completed in May 2014. As of September 30, 2013, occupancy of the completed 77,641 square feet was 95 percent. Of the remaining buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 4,500-square-foot building.

Lantana. Lantana is a partially developed, mixed-use real estate development project. In August 2012, we sold eight of the remaining 11 undeveloped commercial tracts of land for $15.8 million. These tracts, which totaled approximately 154 acres, had entitlements for approximately 1.1 million square feet of office space. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of September 30, 2013, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 43 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, which is located on the site of a commuter line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. The second closing of 59 lots for $3.4 million occurred in May 2013, and Crestview Station recognized gross profit on the sale of $0.7 million. At September 30, 2013, our investment in the Crestview Station project totaled $3.7 million and the joint venture partnership had $0.9 million of outstanding debt, for which each partner has executed a joint and several guaranty of $0.2 million, or 25 percent of the outstanding balance. If the third closing of 59 lots contemplated by the contract with DR Horton does not occur by April 2014, our guaranty increases to 100 percent of the then outstanding loan balance. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating income (loss):
Real estate operations	$2,445	$2,163	$8,047	$(442)
Hotel	(91)	(681)	1,899	556
Entertainment	(24)	(36)	451	586
Commercial leasing	152	37	134	(103)
Eliminations and other	32	26	57	91
Operating income	$2,514	$1,509	$10,588	$688
Interest expense, net	$(1,833)	$(2,835)	$(6,140)	$(9,443)
Income from discontinued operations	$—	$—	$—	$4,805
Net (loss) income	$(997)	$(1,600)	$3,801	$(4,408)
Net loss (income) attributable to noncontrolling interests in subsidiaries	$957	$1,923	$(2,056)	$2,876
Net (loss) income attributable to Stratus common stock	$(40)	$323	$1,745	$(1,532)

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 9 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30,
	2013	2012	2013	2012
Revenues:
Developed property sales	$10,549	$12,029	$55,050	$32,749
Undeveloped property sales	—	15,837	2,100	15,837
Commissions and other	270	112	614	497
Total revenues	10,819	27,978	57,764	49,083
Cost of sales, including depreciation	7,012	24,525	46,976	45,558
Insurance settlement	—	—	(1,785)	—
General and administrative expenses	1,362	1,290	4,526	3,967
Operating income (loss)	$2,445	$2,163	$8,047	$(442)

Developed Property Sales. Developed property sales for the 2013 and 2012 periods included the following (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost Per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	3	$4,360	$1,252	11	$10,062	$923

Barton Creek
Calera:
Verano Drive	18	5,603	154	3	1,014	191
Calera Drive	1	236	148	—	—	—
Amarra Drive:
Phase I Lots	1	350	298	—	—	—
Phase II Lots	—	—	—	2	953	201

Total Residential	23	$10,549		16	$12,029

	Nine Months Ended September 30,
	2013			2012
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	29	$42,122	$1,231	31	$27,238	$797

Barton Creek
Calera:
Verano Drive	33	10,138	164	10	3,198	178
Calera Drive	5	1,135	141	1	240	142
Amarra Drive:
Phase I Lots	2	650	279	2	745	313
Phase II Lots	1	600	264	2	953	201
Mirador Estate	1	405	264	1	375	228

Total Residential	71	$55,050		47	$32,749

The decrease in third-quarter 2013 developed units/lots sales revenues, compared with third-quarter 2012, primarily resulted from a decrease in the number of condominium units sold at the W Austin Hotel & Residences, partly offset by increased lot sales at Barton Creek. The increase in units/lots sales revenues for the first nine months of 2013, compared with the first nine months of 2012, primarily relates to a higher average sales price associated with larger units at the W Austin Hotel & Residences, as well as increased lot sales at Barton Creek.

In October 2013, we sold one condominium unit and as of October 31, 2013, we had one condominium unit under contract. The inventory of condominium units has declined because of sales, leaving ten units available for sale at the W Austin Hotel & Residences project.

Undeveloped Property Sales. During first-quarter 2013, we sold a 16-acre tract at Lantana for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. During third-quarter 2012, we sold eight undeveloped commercial tracts of land at Lantana for $15.8 million in cash.

Commissions and Other. Commissions and other primarily includes design fees and sales of our development fee credits to third parties and totaled $0.3 million for third-quarter 2013, $0.1 million for third-quarter 2012, $0.6 million for the first nine months of 2013 and $0.5 million for the first nine months of 2012. We received these development fee credits as part of the Circle C settlement (see Note 10 of our 2012 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility districts (MUD) reimbursements. Cost of sales totaled $7.0 million for third-quarter 2013 and $47.0 million for the first nine months of 2013, compared with $24.5 million for third-quarter 2012 and $45.6 million for the first nine months of 2012. The decrease in cost of sales in third-quarter 2013 primarily reflects a decrease in the number of condominium units sold at the W Austin Hotel & Residences and the sale of eight undeveloped tracts at Lantana in third-quarter 2012. The increase in cost of sales for the first nine months of 2013, compared to the first nine months of 2012, primarily reflects the sale of larger condominium units and increased lot sales at Barton Creek. The 2013 periods also included a credit of $1.3 million related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences. Cost of sales for our real estate operations also includes significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.3 million for third-quarter 2013 and $4.3 million for the first nine months of 2013, compared with $1.7 million for third-quarter 2012 and $5.4 million for the first nine months of 2012. The decrease in these recurring costs for the 2013 periods primarily reflects lower property taxes as a result of lower condominium unit inventory at the W Austin Hotel & Residences and less acreage at Lantana.

Insurance Settlement. The results for the first nine months of 2013 include income of $1.8 million related to an insurance settlement resulting from claims associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

General and Administrative Expenses. Consolidated general and administrative expenses totaled approximately $1.6 million in third-quarter 2013 and $5.4 million for the first nine months of 2013, compared with $1.5 million in third-quarter 2012 and $4.9 million for the first nine months of 2012. General and administrative expenses allocated to real estate operations totaled $1.4 million for third-quarter 2013 and $4.5 million for the first nine months of 2013, compared with $1.3 million for third-quarter 2012 and $4.0 million for the first nine months of 2012. For more information about the allocation of general and administrative expenses to our operating segments, see Note 9.

Hotel
The following table summarizes our hotel operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Hotel revenue	$8,371	$7,615	$28,398	$25,337
Hotel cost of sales, excluding depreciation	6,893	6,377	21,705	19,809
Depreciation	1,501	1,855	4,536	4,745
General and administrative expenses	68	64	258	227
Operating (loss) income	$(91)	$(681)	$1,899	$556

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $226 for third-quarter 2013 and $251 for the first nine months of 2013, compared with $198 for third-quarter 2012 and $220 for the first nine months of 2012. The increase in hotel revenue in the 2013 periods primarily reflects higher room rates and increased food and beverage sales.

Hotel Operating Costs.  Hotel operating costs totaled $6.9 million for third-quarter 2013, compared with $6.4 million for third-quarter 2012, and $21.7 million for the first nine months of 2013, compared with $19.8 million for the first nine months of 2012, reflecting increased variable costs, including food and beverage expenses.

Entertainment
The following table summarizes our entertainment operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Entertainment revenue	$3,347	$3,172	$10,002	$9,304
Entertainment cost of sales, excluding depreciation	3,035	2,830	8,524	7,674
Depreciation	309	351	926	961
General and administrative expenses	27	27	101	83
Operating (loss) income	$(24)	$(36)	$451	$586

Entertainment Revenue. Entertainment revenue reflects the results of operations for ACL Live, which opened in February 2011, and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at other venues and production of recorded content for artists performing at ACL Live. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the type of event.

Certain key operating statistics relevant to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Events:
Events hosted	39	40	135	139
Estimated attendance	47,100	42,800	151,600	146,500
Ancillary net revenue per attendee[a]	$31.62	$33.51	$34.12	$38.45
Ticketing:
Number of tickets sold	38,600	38,200	99,400	97,900
Gross value of tickets sold (in thousands)	$1,965	$2,348	$5,577	$5,535

a.	Primarily includes sales of concessions and merchandise.

Entertainment Operating Costs. Entertainment operating costs increased to $3.0 million in third-quarter 2013 and $8.5 million for the first nine months of 2013, compared with $2.8 million in third-quarter 2012 and $7.7 million for the first nine months of 2012, primarily reflecting costs associated with Stageside and events hosted at other venues.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$1,512	$1,345	$4,345	$3,626
Rental cost of sales, excluding depreciation	666	580	2,053	1,621
Depreciation	421	405	1,258	1,109
General and administrative expenses	273	323	900	999
Operating income (loss)	$152	$37	$134	$(103)

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in the 2013 periods primarily reflects increased occupancy at Parkside Village.

Rental Operating Costs. Rental operating costs increased to $0.7 million in third-quarter 2013, compared with $0.6 million in third-quarter 2012, and $2.1 million for the first nine months of 2013, compared with $1.6 million for the first nine months of 2012, primarily reflecting higher operating costs from the higher occupancy at Parkside Village.

Depreciation. Depreciation expense totaled $0.4 million in both the third quarter of 2013 and 2012, and $1.3 million for the first nine months of 2013, compared with $1.1 million for the first nine months of 2012, primarily reflecting higher depreciation associated with Parkside Village.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $2.9 million for third-quarter 2013, compared with $3.5 million for third-quarter 2012 and $8.9 million for the first nine months of 2013, compared with $12.2 million for the first nine months of 2012. Lower interest expense in the 2013 periods primarily reflects debt repayments during 2012. The recently completed BoA Loan refinancing transaction is expected to result in annual interest savings (before capitalized interest) of approximately $4 million (see Note 6). Capitalized interest totaled $1.1 million for third-quarter 2013, $0.7 million for third-quarter 2012, $2.8 million for the first nine months of 2013 and $2.7 million for the first nine months of 2012 and is primarily related to development activities at Section N at Barton Creek for the 2013 periods and at the W Austin Hotel & Residences project for the 2012 periods.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $1.4 million in the third quarter and first nine months of 2013 associated with the prepayment of the Beal Bank Nevada (Beal Bank) loan. See Note 6 for further discussion.

Other Income, net. We recorded other income of $1.4 million for the first nine months of 2013, which primarily reflects interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold.

Equity in Unconsolidated Affiliates' (Loss) Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo, using the equity method. Our equity in the net (loss) income of these entities totaled $(0.1) million for third-quarter 2013 and less than $(0.1) million for the first nine months of 2013, compared with $(0.1) million for third-quarter 2012 and less than $0.1 million for the first nine months of 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for the third quarters of 2013 and 2012, $0.6 million for the the first nine months of 2013 and $0.5 million for the first nine months of 2012. Our tax provision for the 2013 and 2012 periods include the Texas state margin tax. The difference between our consolidated effective income tax rate for the first nine months of 2013 and 2012, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the realization of deferred tax assets for the first nine months of 2013 and additional valuation allowances recorded against deferred tax assets for the first nine months of 2012.

Net Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Net loss (income) loss attributable to noncontrolling interests in subsidiaries totaled $1.0 million for third-quarter 2013, $1.9 million for third-quarter 2012, $(2.1) million for the first nine months of 2013 and $2.9 million for the first nine months of 2012, primarily related to the W Austin Hotel & Residences project (see Note 3 for further discussion).

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

Comparison of Nine-Months 2013 and 2012 Cash Flows
Cash provided by operating activities totaled $46.9 million during the first nine months of 2013, compared with $15.6 million during the first nine months of 2012. The improvement in operating cash flows is primarily related to an increase in developed property sales and changes in other assets. Expenditures for purchases and development of real estate properties totaled $14.1 million during the first nine months of 2013 and $8.4 million during the first nine months of 2012, and primarily included development costs for our Barton Creek properties in the first nine months of 2013 and the W Austin Hotel & Residences project in the first nine months of 2012. The W Austin Hotel & Residences project was completed in 2012.

Cash used in investing activities totaled $2.1 million during the first nine months of 2013, compared with cash provided by investing activities of $1.9 million during the first nine months of 2012. During the first nine months of 2013, Stratus made capital contributions to its unconsolidated affiliates totaling $1.1 million, compared with $0.2 million for the first nine months of 2012. The first first nine months of 2012 also included capital expenditures, primarily for Parkside Village, totaling $3.0 million and proceeds from the sale of 7500 Rialto totaled $5.7 million (see Note 10 for further discussion).

Cash used in financing activities totaled $12.1 million for the first nine months of 2013, compared with $8.8 million for the first nine months of 2012. In the first nine months of 2013, net payments on our credit facility with Comerica Bank totaled $14.9 million, compared with $7.1 million in the first nine months of 2012. Net borrowings on the Bank of America Loan (the BoA loan), the Beal Bank Loan, the Ford loan and other project and term loans totaled $33.1 million for the first nine months of 2013, compared with net payments of $6.9 million for the first nine months of 2012. Noncontrolling interest distributions, primarily for the W Austin Hotel & Residences project, totaled $28.0 million for the first nine months of 2013, compared with contributions from noncontrolling interests for the W Austin Hotel & Residences project and Parkside Village of $0.3 million for the first nine months of 2012. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2013.

Credit Facility and Other Financing Arrangements
At September 30, 2013, we had total debt of $155.9 million, compared with $137.0 million at December 31, 2012. Our debt outstanding at September 30, 2013, consisted of the following:

•
$100 million outstanding under the BoA loan, which is secured by certain property and assets related to the W Austin Hotel & Residences, excluding the remaining condominium units. Proceeds of $67.3 million from the loan were used to fully repay the existing obligations of the Beal Bank loan.

•
$23.0 million outstanding under the five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•
$11.7 million outstanding under the $48.0 million Comerica credit facility as modified in December 2012, which is comprised of a $35.0 million revolving loan, of which $23.3 million is available, a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed), and a $10.0 million construction loan, with no amounts outstanding ($1.4 million of letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing. In October 2013, Stratus repaid the $11.7 million outstanding balance of the Comerica credit facility with proceeds distributed by the Joint Venture from the BoA loan.

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

The following table summarizes our debt maturities as of September 30, 2013 (in thousands):

	2013		2014		2015	2016		Total
Bank of America Loan	$—		$—		$—	$100,000	[a]	$100,000
ASIP Loans	—		—		15,000	8,000		23,000
Comerica Credit Facility	—		11,688	[b]	—	—		11,688
Parkside Village Loan	10,207	[c]	—		—	—		10,207
5700 Slaughter Loan	23		95		4,978	—		5,096
Barton Creek Village Loan	26		4,283		—	—		4,309
Lakeway Center Loan	—		—		1,550	—		1,550
Total	$10,256		$16,066		$21,528	$108,000		$155,850

a.	The joint venture has the option to extend the maturity date for up to three additional one-year terms.

b.	The outstanding balance was repaid in October 2013 (see Note 6).

c.	Loan matures on December 31, 2013.
All of our debt outstanding currently matures before 2017.

NEW ACCOUNTING STANDARDS

We do not expect recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss certain of our expectations regarding future operational and financial performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding future events related to financing and regulatory matters, expectations regarding performance of financial obligations, anticipated development plans and sales of land, units and lots, projected timeframes for development, construction and completion of our projects, projected capital expenditures, liquidity and capital resources, anticipated results of our business strategy, and other plans and objectives of management for future operations and activities.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in economic and business conditions, business opportunities that may be presented to and/or pursued by us, the availability of financing, increases in interest rates, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract homebuilding customers for our developments or their failure to satisfy their purchase commitments, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, a decrease in the demand for real estate in the Austin, Texas, market, competition from other real estate developers, increases in operating costs, including real estate taxes and the cost of construction materials, changes in laws, regulations or the regulatory environment affecting the development of real estate and other factors described in more detail under “Risk Factors” in Item 1A. of our 2012 Form 10-K.

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

Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Changes in internal control. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth shares of our common stock we repurchased during the three months ended September 30, 2013.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2013	11,554	$12.58	11,554	50,297
August 1 to 31, 2013	4,100	$13.34	4,100	46,197
September 1 to 30, 2013	3,476	$12.98	3,476	42,721
Total	19,130	$12.81	19,130

a.
In February 2001, our Board of Directors (the Board) approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. In November 2013, the Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock.

The Comerica credit facility and our ASIP unsecured term loans, as modified, allow for purchases up to $1.0 million and as of October 31, 2013, Stratus had purchased 82 thousand shares for $958 thousand under the modified agreements.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: November 14, 2013

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus.		8-A	000-19989	8/26/2010

3.2	By-laws of Stratus, as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1	Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services LLC, as Rights Agent.		8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.1	Term Loan Agreement by and among CJUF II Stratus Block 21 LLC, Bank of America, N.A. and the lenders party thereto, dated as of September 30, 2013.		8-K	000-19989	10/3/2013

10.2	Promissory Note by and between CJUF II Stratus Block 21 LLC, Bank of America, N.A. and the lenders party thereto, dated as of September 30, 2013.		8-K	000-19989	10/3/2013

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1