Form 10-K
period 2013-12-31
STRATUS PROPERTIES INC
filed 2014-03-31
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number: 000-19989
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $84.4 million on March 14, 2014, and approximately $58.7 million on June 28, 2013.
Common stock issued and outstanding was 8,055,168 shares on March 14, 2014, and 8,067,991 shares on June 28, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2014 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

PART I

Items 1. and 2.  Business and Properties

Except as otherwise described herein or the context otherwise requires, all references to “Stratus,” “we,” “us” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, through our website, www.stratusproperties.com, or by submitting a written request via mail to Stratus Investor Relations, 212 Lavaca St., Suite 300, Austin, Texas 78701. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

All references to “Notes” herein refer to the Notes to Consolidated Financial Statements located in Part II, Item 8. of this Form 10-K.

Overview

We are engaged in the acquisition, development, management, operation and/or sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located primarily in the Austin, Texas area. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 11 for further discussion of our operating segments.

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

Our principal executive offices are located in Austin, Texas, and our company was incorporated under the laws of Delaware on March 11, 1992.

Real Estate Operations. Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of December 31, 2013, that comprise our principal real estate development properties are presented in the table below. A developed lot is an individual tract of land that has been developed and permitted for residential use. Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi- and single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property).

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	39	166	—	166	512	327	418	1,257	1,423
Circle C	—	132	23	155	—	36	299	335	490
Lantana	—	—	—	—	—	—	43	43	43
Lakeway	—	—	—	—	—	—	31	31	31
W Austin Residences	9	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	48	298	23	321	512	363	793	1,668	1,989
The following table summarizes the estimated development potential, including 121 single family lots and 13,000 square feet of commercial space currently under development, of our Austin-area acreage as of December 31, 2013:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek	219	2,074	1,604,081
Lantana	—	—	485,000
Circle C	57	296	692,857
Austin 290 Tract	—	—	20,000
Total	276	2,370	2,801,938

Hotel. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. for the management of hotel operations at our W Austin Hotel & Residences project. The W Austin Hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. Revenue per available room for the W Austin Hotel averaged $260 during 2013 and $232 during 2012.

Entertainment. The entertainment space at the W Austin Hotel & Residences project is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live hosted 186 events in 2013 with an estimated attendance of 217,100, and 193 events in 2012 with an estimated attendance of 219,800. As of March 17, 2014, ACL Live has events booked through December 2014.

Our entertainment business also includes events hosted at other venues through our joint ventures.

Commercial Leasing. Our principal commercial holdings at December 31, 2013, consisted of 39,328 square feet of office space and 18,362 square feet of retail space at the W Austin Hotel & Residences project, a 22,366-square-foot retail complex and a 3,085-square-foot bank building representing phase one of Barton Creek Village, two retail buildings totaling 21,248 square feet in the aggregate and a 4,450-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C Ranch (Circle C) community and 90,641 square feet at Parkside Village, a retail project in the Circle C community.

For 2013, no single commercial leasing property exceeded ten percent or more of our total assets or represented ten percent or more of our aggregate gross revenue. Our largest commercial leasing property, Parkside Village, provided 44 percent of our 2013 commercial leasing revenues and two percent of our 2013 total revenues.

A summary of the average occupancy rates and average rentals per square foot for our total portfolio of commercial leasing properties, excluding 7500 Rialto, which was sold in February 2012, for each of the last two years follows:

	2013	2012
Average occupancy	87%	80%
Average rentals per square foot[a]	$34.19	$33.45
a. Based on revenue for contractual rentals plus expense reimbursements for leased space.

Our scheduled expirations of leased square footage as of December 31, 2013, as a percentage of total leased space follows:

	2014	2015	2016	2017	2018	Thereafter
Total portfolio	5%	2%	5%	6%	10%	72%

For information about our operating segments see “Results of Operations” in Part II, Item 7. and Note 11.

Business Strategy and Related Risks

Stratus Properties Inc. was formed to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990's and have since focused solely on our real estate operations. Our overall strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We also continue to review and pursue opportunities for new projects that offer the possibility of acceptable returns and risks.

Our business strategy is to create value for stockholders by methodically developing high-quality residential and commercial projects using our existing assets and selectively pursuing new development opportunities. We believe that Austin and other Texas markets continue to be desirable. Many of our developments are in unique locations where development approvals have historically been subject to regulatory constraints, making it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and, as a result, we believe that through strategic planning and development, we can maximize and fully exploit their value. Additionally, we believe our hotel sets a high standard for contemporary luxury in downtown Austin and competes favorably with other hotels and resorts in our geographic market. Our entertainment operations provide quality live music experiences that create awareness for our ACL Live venue and brand, enhancing the overall value of the W Austin Hotel & Residences project. Our current focus is to proceed with the development of our properties, to seek new opportunities to acquire additional properties for potential mixed-use and retail development projects, with strategic partners where beneficial, and to operate our hotel and entertainment assets.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility (see “Capital Resources and Liquidity” under Part II, Item 7. for further discussion) to fully exploit our development opportunities and resources. As of December 31, 2013, we had $35 million of availability under our revolving line of credit with Comerica Bank (the Comerica credit facility) and $7.1 million in cash and cash equivalents available for use in our real estate operations, excluding $1.0 million of cash associated with the Parkside Village project and $13.2 million of cash associated with the W Austin Hotel & Residences project. During 2013, the W Austin Hotel & Residences project paid $34.8 million in total distributions to us and $40.7 million to Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project. Subsequently, in first-quarter 2014, the W Austin Hotel & Residences project distributed $0.8 million to us and $1.0 million to Canyon-Johnson.
Although we have upcoming debt maturities and significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales, we believe we have sufficient liquidity to address our near term requirements. See Part 1, Item 1A. “Risk Factors” for further discussion.
Properties

Our properties include the following:

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. In 2008, we entered into a joint venture with Canyon-Johnson for the development of the W Austin Hotel & Residences project (see Note 2). Construction of the $300 million project commenced in 2008 and is complete.

In December 2010, the hotel at the W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project contains a 251-room luxury hotel, 159 residential condominium units, 39,328 square feet of office space, 18,362 square feet of retail space and entertainment space. As of December 31, 2013, only nine condominium units remained unsold.

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of Calera, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. As of December 31, 2013, nine lots at Verano Drive remained unsold.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which adjoin the Fazio Canyons Golf Course while others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. During fourth-quarter 2013, we commenced development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. As of December 31, 2013, all Phase I lots had been sold and 30 Phase II lots remain unsold.

Mirador Estate.  The Mirador subdivision consists of 34 estate lots, with each lot averaging approximately 3.5 acres in size. During 2013, we sold the final Mirador lot.

Barton Creek Village.  The first phase of Barton Creek Village includes a 22,366-square-foot retail complex with a 3,085-square-foot bank building. As of December 31, 2013, occupancy was 100 percent for the retail complex and the bank building was leased through January 2023.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. In August 2012, we sold eight of the remaining eleven undeveloped commercial tracts of land for $15.8 million. These tracts, which totaled approximately 154 acres, have entitlements for approximately 1.1 million square feet of office space. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of December 31, 2013, we had remaining entitlements for approximately 485,000 square feet of office and retail use on 43 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Circle C Community

Effective August 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with the future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2013, we have permanently used $11.4 million of our City-based incentives, including cumulative sales of $5.1 million to other developers. We also have $1.4 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2013, available Credit Bank capacity was $2.2 million.

We are developing the Circle C community based on the entitlements secured in the Circle C settlement with the City. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots.

Meridian is an 800-lot residential development at the Circle C community and in May 2013, development of the final phase of Meridian, consisting of 57 one-acre lots, commenced and is expected to be complete in first-quarter 2014.

In addition, several retail sites at the Circle C community received final approvals by the City and are being developed. In 2008, we completed the construction of two retail buildings at 5700 Slaughter totaling 21,248 square feet in the aggregate. This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of December 31, 2013, occupancy was approximately 91 percent for the two retail buildings.

The Circle C community also includes Parkside Village, a 90,641-square-foot retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 5,500-square-foot building and a stand-alone 5,000-square-foot building. In 2011, we entered into a joint venture with Moffett Holdings, LLC (Moffett Holdings) to develop Parkside Village (see Note 3 for further discussion). Construction of the final two buildings at Parkside Village is expected to be completed in October 2014. As of December 31, 2013, occupancy of the completed 77,641 square feet was 95 percent. Of the buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 5,500-square-foot building.

Unconsolidated Affiliates

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. The joint venture with Trammell Crow completed environmental remediation, which the State of Texas certified as complete in 2007, and permitting of the property. The joint venture obtained permits to develop Crestview Station as a 450-unit transit-oriented neighborhood. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell its remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. The second closing of 59 lots for $3.4 million occurred in May 2013, and Crestview Station recognized gross profit on the sale of $0.7 million. At December 31, 2013, our investment in the Crestview Station project totaled $3.6 million and the joint venture with Trammell Crow had $0.9 million of outstanding debt, for which each partner has executed a joint and several guaranty of $0.2 million, or 25 percent of the outstanding balance. The third closing of 59 lots for $3.5 million occurred in March 2014. We account for our 50 percent interest in the Crestview Station joint venture under the equity method.

Stump Fluff. In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of December 31, 2013, Stratus' capital contributions to Stump Fluff totaled $0.8 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff and Transmission will receive 67 percent. We account for our investment in Stump Fluff under the equity method.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2013, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo and Pachanga Partners will receive 67 percent. We account for our investment in Guapo under the equity method.

See Note 6 for further discussion of our unconsolidated affiliates.

Discontinued Operations

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners for $27.0 million. See "Discontinued Operations" in Note 12 for further discussion.

Competition

We operate in highly competitive industries, namely the real estate development, hotel, entertainment venue operations and commercial leasing industries. In the real estate development industry, we compete against numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with entities that may possess greater financial, marketing or other resources than we have. Competition for potential buyers has been intensified by an increase in the number of available residential properties resulting from recent weak conditions in the real estate market. Our prospective customers generally have a variety of choices of new and existing homes and homesites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

In the hotel industry, competition is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of location, price and other factors. Management believes that we compete favorably in these areas. Our property competes with other hotels and resorts in our geographic market, including facilities owned by local interests and facilities owned by national and international chains.

In the entertainment industry, we compete with other venues in Austin, Texas, and venues in other markets for artists likely to perform in the Austin, Texas region. Consequently, touring artists have several alternatives to our venue in scheduling tours. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets. We differentiate our entertainment businesses by providing a quality live music experience and promoting our entertainment space through KLRU's broadcast of Austin City Limits.

The commercial leasing industry is highly fragmented among individuals, partnerships and public and private entities, with no dominant single entity or person. Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, and the design and condition of improvements.

Credit Facility and Other Financing Arrangements

Acquiring and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Credit Facility and Other Financing Arrangements” in Part II, Item 7. and Note 7.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and may result in higher development and administrative costs.

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

Employees

At December 31, 2013, we had a total of 37 full-time employees and 73 part-time employees located at our Austin, Texas headquarters. We believe we have a good relationship with our employees, none of whom are represented by a union. Since January 1, 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors
This report contains "forward-looking statements" within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations related to operational and financial performance, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of land, units and lots, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, results of our business strategy, and other plans and objectives of management for future operations and activities. We undertake no obligation to update any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the following:

Risks Relating to our Business and Industries

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2013, our outstanding debt totaled $151.3 million and our cash and cash equivalents totaled $21.3 million, of which $7.1 million is available to Stratus, $13.2 million is available to the W Austin Hotel & Residences project and $1.0 million is available to the Parkside Village project. Our level of indebtedness could have significant consequences. For example, it could:

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

As of December 31, 2013, we had approximately $5.9 million of debt scheduled to become due during 2014. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, we may not in the future be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. In addition, there can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material, adverse effect on our liquidity, financial condition and results of operations.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders' equity covenant contained in most of our debt agreements requires us to maintain total stockholders’ equity of no less than $110.0 million. At December 31, 2013, our total stockholders’ equity was $123.6 million and was in compliance with this covenant. Failure to comply with this covenant could result in a default that may, if not cured, accelerate the payment under such debt which would likely have a material adverse effect on our liquidity, financial condition and results of operations.

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to raise additional capital through equity transactions or obtain waivers or modifications of covenants from our lenders. Such additional funding may not be available on acceptable terms, if at all, at such time. We also may need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. There can be no assurance that such additional financing would be available or, if available, offered on acceptable terms. If new debt is added to current debt levels, the risks described above could intensify.

A deterioration of the credit and capital markets may adversely affect our ability to obtain financing on acceptable terms, which may hinder or prevent us from meeting our future operational and capital needs and could have a material adverse effect on our financial condition and results of operations.

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

Our real estate activities are almost, and our hotel and entertainment venue operations are, entirely located in Austin, Texas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by any slowdown or deterioration in the recent general economic recovery trends.

Periods of economic weakness or recession, significantly rising interest rates, declining employment levels, declining demand for real estate, declining real estate values, conditions which negatively shape public perception of travel, including travel-related accidents, the financial condition of the airline, automotive and other transportation-related industries, or the public perception that any of these events may occur, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, demand for hotel rooms and related lodging services, a general decline in the value of real estate and in rents, which in turn reduces revenue derived from property sales and leases and hotel operations as well as revenues associated with development activities. These conditions also can lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending, and our entertainment businesses depend on discretionary consumer and corporate spending. A reduction in consumer spending historically is accompanied by a decrease in attendance at live entertainment, sporting and leisure events, which may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue with our entertainment businesses.

During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments. As a result, the value of our real estate investments may be reduced and we could realize losses or diminished profitability.

If economic and market conditions decline, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our debt agreements, which would force us to seek amendments with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

Changes in weather conditions or natural disasters could adversely affect our business, financial condition and results of operations.

Our performance may be adversely affected by weather conditions. For our real estate operations, adverse weather may delay development or damage property, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations. Adverse weather conditions also may affect our live music events. Due to weather conditions, we may be required to reschedule an event to another available day, which would increase our costs for the event and could negatively affect the attendance at the event, as well as concession and merchandise sales, which could adversely affect our financial condition and results of operations.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.
We maintain insurance on our properties, including property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes and floods or acts of war or terrorism that may be uninsurable or not economically insurable. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a building or other facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may be inadequate to restore our economic position in a property.

Risks Relating to Real Estate Operations

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

We currently participate in five joint ventures and may participate in other joint ventures in the future. We could be adversely affected if any of our joint venture partners would fail to fulfill their obligations or if we had disagreements with any of our joint venture partners that were not satisfactorily resolved.

We currently have investments in and commitments to five joint ventures and we may participate in other joint ventures in the future. Under existing joint venture agreements, we and our joint venture partners could be required to, among other things, provide guarantees of obligations or contribute additional capital until specified capital contribution requirements are met and we may have little or no control over the amount or timing of these obligations. In some circumstances, decisions of the joint venture are made by unanimous vote of the partners. If our joint venture partners are unable or unwilling to fulfill their obligations or if we have any unresolved disagreements with our joint venture partners, we may be required to fulfill those obligations alone, expend additional resources to continue development of projects or delay further construction of projects, or we may be required to write down our investments at amounts that could be significant.

Our participation in our current joint ventures and/or joint ventures in the future could subject us to certain risks, other than or in addition to the risk of non-performance and/or disagreements with our joint venture partner, which may not otherwise be present, including:

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

Revenue from our real estate operations segment accounted for 53 percent of our total revenue for the fiscal year ended December 31, 2013. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. The occurrence of any of the foregoing could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, and competitive and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict the level of future sales or sales prices that will be realized for individual assets.

Mortgage financing issues, including lack of supply of mortgage loans and tightened lending requirements, could reduce demand for our properties.

Our real estate operations are dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences. Many mortgage lenders and investors in mortgage loans experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market in 2008. These factors led to a decrease in the availability of financing and an increase in the cost of financing. Weakness in the mortgage lending industry could adversely affect potential purchasers of our properties, negatively affecting demand for our properties.

Declines in the market value of our land and developments could adversely affect our financial condition and results of operations.

The market value of our land and our developments depend on market conditions. If real estate demand decreases below what we anticipated when we acquired our properties, we may not be able to recover our investment in such property through sales or leasing, and our profitability may be adversely affected. If there is another economic downturn, we may have to record write-downs to the carrying values of our properties and/or be required to sell properties at a loss.

Our operations are subject to an intensive regulatory approval process and opposition from environmental groups, either or both of which could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use issues, and subdivision, site planning and environmental issues under applicable regulations. Some of these approvals are discretionary. Because government agencies and special interest groups have in the past expressed concerns about our development plans in or near Austin, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive.

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

Our operations are subject to environmental regulation, which can change at any time and generally would result in an increase to our costs.

Real estate development is subject to state and federal environmental regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats.

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

Additionally, in April 1997, the U.S. Department of Interior listed the Barton Springs Salamander as an endangered species after a federal court overturned a March 1997 decision by the Department of Interior not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander has not affected, nor do we anticipate it will affect, our Barton Creek and Lantana properties for several reasons, including the results of technical studies and the U.S. Fish and Wildlife Service 10(a) permit obtained by us in 1995. The development permitted by the 2002 Circle C settlement with the City has been reviewed and approved by the U.S. Fish and Wildlife Service and, as a result, we also do not anticipate that the 1997 listing of the Barton Springs Salamander will affect our Circle C properties.

In January 2013, the U.S. Department of the Interior announced that it had conducted an economic assessment of the potential designation of critical habitat for four species of Central Texas salamanders. Although this potential designation of habitat has not affected, nor do we anticipate that it will affect, our Barton Creek, Lantana or Circle C properties for several reasons, including prior studies and approvals, and our existing U.S. Fish and Wildlife Service 10(a) permit obtained in 1995, future endangered species listings or habitat designations could impact development of our properties.

We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. New environmental regulations or changes in existing regulations or their enforcement may be enacted and such new regulations or changes may require significant expenditures by us. The recent trend toward stricter standards in environmental legislation and regulations is likely to continue and could have a material adverse effect on our operating costs.

Risks Relating to Hotel Operations

We are subject to the business, financial and operating risks common to the hotel industry, any of which could reduce our revenues.

Revenue from our hotel segment accounted for 31 percent of our total revenue for the fiscal year ended December 31, 2013. Business, financial and operating risks common to the hotel industry include:

•	changes in desirability of geographic regions and geographic concentration of our operations and customers;

•
decreases in the demand for hotel rooms and related lodging services, including a reduction in business travel as a result of alternatives to in-person meetings (including virtual meetings hosted online or over private teleconferencing networks) or due to general economic conditions;

•	decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	negative public perception of corporate travel-related activities;

•	the effect of internet intermediaries and other new industry entrants on pricing and our increasing reliance on technology;

•
the costs and administrative burdens associated with complying with applicable laws and regulations in the U.S., including health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•
changes in operating costs including, but not limited to, energy, water, labor costs (including the effect of labor shortages and unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences; and

•	cyclical over-building in the hotel industry.

External perception of the W Austin Hotel could negatively affect our results of operations.

Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) manages hotel operations at the W Austin Hotel. Our ability to attract and retain guests depends, in part, upon the external perceptions of Starwood and the quality of the W Austin Hotel and its services. We believe that recognition of the Starwood brand gives us a competitive advantage in attracting and retaining guests; however, there is a risk to the reputation of the W Austin Hotel if Starwood fails to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for the local communities where Starwood manages and/or owns properties. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by any adverse incident or failure on the part of hotel operators. An adverse incident involving associates or guests and any media coverage resulting therefrom, may cause a loss of consumer confidence in the Starwood brand which could negatively affect our results or operations.

Our revenues, profits or market share could be harmed if we are unable to compete effectively in the hotel industry in Austin.

The hotel industry is highly competitive. The W Austin Hotel competes for customers with other hotel and resort properties in Austin, ranging from national and international hotel brands to independent, local and regional hotel operators. We compete based on a number of factors, including quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of location, price and other factors. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

Increased competition in the Austin market from new hotels or hotels that have recently undergone substantial renovation could have an adverse effect on occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPar”).

Currently, the Austin market has a limited number of high-end hotel accommodations. If hotel capacity is expanded by other hotel operators in Austin, competition will increase which could lead to an excess supply of hotel rooms in the Austin market which could cause Starwood to increase promotional incentives for hotel guests and/or reduce rates. Increased competition in the Austin market from new hotels or hotels that have recently undergone substantial renovation could have an adverse effect on occupancy, ADR and RevPar.

Risks Relating to Entertainment Businesses

Our entertainment businesses are highly sensitive to public tastes and are dependent on our ability to secure popular artists and other live music events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our entertainment businesses.

Our entertainment businesses are highly sensitive to rapidly changing public tastes and are dependent on the availability of popular artists and events. Our entertainment businesses depend in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In addition, if we or an artist cancel, we may incur a loss depending on the amount of any fixed guarantee or incurred costs.

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Revenue from our entertainment businesses accounted for 12 percent of our total revenue for the fiscal year ended December 31, 2013. Our entertainment businesses compete in a highly competitive industry, and we may not be able to maintain or increase our current revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Other variables related to our entertainment businesses that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices and fees or profit margins include:

•
an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers via ticket prices;

•	competitors’ offerings that may include more favorable terms than we do in order to obtain events for the venues they operate;

•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees;

•	other entertainment options available to our audiences that we do not offer;

•	general economic conditions which could cause our consumers to reduce discretionary spending; and

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees.

There is the risk of personal injuries and accidents in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at the Moody Theater or festival sites that through our joint ventures we rent could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Our revenue depends in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Similar to many companies, we spend significant amounts on advertising, promotional, branding and other marketing campaigns for our live music venue and events. Such marketing activities include, among others, promotion of events and ticket sales, merchandise and apparel. There can be no assurance that these marketing or advertising efforts will be successful or will generate revenue or profits.

Risks Relating to Commercial Leasing

Unfavorable changes in market and economic conditions could negatively affect occupancy or rental rates, which could negatively affect our financial condition and results of operations.

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

Risks Relating to Ownership of Shares of Our Common Stock

Our common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole.

As a result of the thin trading market for shares of our common stock, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float, shares of our common stock will be less liquid than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for shares of our common stock may be more volatile. Among other things, trading of a relatively small volume of shares of our common stock may have a greater effect on the trading price than would be the case if our public float were larger.
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

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Certain information, as of March 17, 2014, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our board of directors.

Name	Age	Position or Office
William H. Armstrong III	49	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	52	Senior Vice President and Chief Financial Officer

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

	2013		2012
	High	Low	High	Low
First Quarter	$16.54	$8.25	$10.38	$7.86
Second Quarter	16.03	11.59	9.85	8.29
Third Quarter	14.10	11.86	9.70	6.75
Fourth Quarter	17.90	12.78	9.96	7.58

As of March 14, 2014, there were 453 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on shares of our common stock. The declaration of dividends is at the discretion of our board of directors. Our current ability to pay dividends is restricted by terms of our credit facility. See Part III, Item 12. for information on our equity compensation plans.

The following table sets forth information with respect to shares of our common stock that we repurchased under the board approved open market share purchase program during the three-month period ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2013	11,066	$13.33	11,066	31,655
November 1 to 30, 2013	—	—	—	31,655
December 1 to 31, 2013	—	—	—	31,655
Total	11,066	$13.33	11,066

a.
In February 2001, our board of directors approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. In November 2013, our board of directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock.

The Comerica credit facility and our American Strategic Income Portfolio Inc. unsecured term loans, as modified, allow for purchases up to $1.5 million and as of March 17, 2014, we had purchased 112,890 shares of common stock for $1.5 million under the modified agreements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

In management’s discussion and analysis “we,” “us” and “our” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business and Properties” and “Risk Factors” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All references to “Notes” refer to Notes to Consolidated Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data.”

We are engaged in the acquisition, development, management, operation and/or sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located primarily in the Austin, Texas area. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 11 for further discussion of our operating segments.

Developed property sales can include condominium units at the W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may, on occasion, sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values.

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units and under development or undeveloped acreage as of December 31, 2013, that comprise our principal real estate development projects are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	39	166	—	166	512	327	418	1,257	1,423
Circle C	—	132	23	155	—	36	299	335	490
Lantana	—	—	—	—	—	—	43	43	43
Lakeway	—	—	—	—	—	—	31	31	31
W Austin Residences	9	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	48	298	23	321	512	363	793	1,668	1,989

Our principal residential holdings at December 31, 2013, included developed lots at Barton Creek and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at December 31, 2013, in addition to the W Austin Hotel & Residences, consisted of the first phase of Barton Creek Village and the 5700 Slaughter retail complex and Parkside Village in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. We have sold 150 of the residential condominium units and had the remaining nine for sale as of December 31, 2013. The office space totals 39,328 square feet and the retail space totals 18,362 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio, which opened in February 2011.

In 2013, our revenues totaled $127.7 million and our net income attributable to common stock totaled $2.6 million, compared with revenues of $115.7 million and a net loss attributable to common stock of $1.6 million for 2012. The increase in revenues primarily relates to higher average sales prices associated with larger condominium units at the W Austin Hotel & Residences project and increased lot sales at Barton Creek. The results for 2013 include pre-tax gains of $1.9 million associated with undeveloped land sales and an insurance settlement of $1.8 million, partly offset by a pre-tax loss on early extinguishment of debt of $1.4 million. The results for 2012 include pre-tax gains of $4.3 million associated with the sale of eight undeveloped tracts at Lantana and $5.1 million associated with the sale of the two office buildings at 7500 Rialto Boulevard (7500 Rialto) in February 2012 (see Note 12 for further discussion).

Real Estate Market Conditions
Our financial condition and results of operations are highly dependent upon market conditions for real estate activity in Austin, Texas. Our future operating cash flows and, ultimately, our ability to develop our properties and expand our business will be dependent on the level of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically move in periodic cycles, and can be volatile in specific regions. Because of the concentration of our assets primarily in the Austin, Texas area, market conditions in this region significantly affect our business.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin area has been influenced by growth in the technology sector. The Austin-area population increased approximately 46 percent between 1999 and 2013, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 1999 through 2012, rising 14 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 1999 and 2012, sales tax receipts in Austin rose by approximately 54 percent, an indication of the dramatic increase in business activity during the period. The increases in population, income levels and sales tax revenues have been less dramatic over the last few years.

The following chart compares Austin's five-county metro area population and median family income for 1989, 1999 and the most current information available for 2012 and 2013, based on United States (U.S.) Census Bureau data and City of Austin (the City) data.

Based on the City’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1989, 1999 and 2012 (the latest period for which data is available).
Real estate development in southwest Austin historically has been constrained as a result of various restrictions imposed by the City. Several special interest groups have also traditionally opposed development in that area, where most of our property is located. From 2001 through 2004, a downturn in the technology sector negatively affected the Austin real estate market, especially high-end residential and commercial leasing markets; however, beginning in 2005 through mid-2007, market conditions improved. During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S. and caused vacancy rates to increase in most markets, including Austin, Texas. Vacancy rates in Austin generally improved in 2013, compared with 2012. The December 31, 2013 and 2012, vacancy percentages for various types of developed properties in Austin are noted below.

	December 31,
	2013		2012
Building Type	Vacancy Factor
Industrial Buildings	10%	[a]	13%	[a]
Office Buildings (Class A)	12%	[a]	14%	[a]
Multi-Family Buildings	5%	[b]	4%	[b]
Retail Buildings	6%	[b]	8%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to create value for shareholders by methodically developing high-quality residential and commercial projects using our existing assets and selectively pursuing new development opportunities. We believe that Austin, and other Texas markets, continue to be desirable. Many of our developments are in unique locations where development approvals have historically been subject to regulatory constraints, making it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and, as a result, we believe that through strategic planning and development, we can maximize and fully exploit their value. Additionally, we believe our hotel sets a high standard for contemporary luxury in downtown Austin and competes favorably with other hotels and resorts in our geographic market. Our entertainment operations provide quality live music experiences that create awareness for our ACL Live venue and brand, enhancing the overall value of the W Austin Hotel & Residences project. Our current focus is to proceed with the development of our properties, to seek new opportunities to acquire additional properties for potential mixed-use and retail development projects, with strategic partners where beneficial, and to operate our hotel and entertainment businesses.

In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources and as of December 31, 2013, we had $35 million of availability under our revolving line of credit with Comerica Bank (the Comerica credit facility) and $7.1 million in cash and cash equivalents available for use in our real estate operations, excluding $1.0 million of cash associated with the Parkside Village project and $13.2 million of cash associated with the W Austin Hotel & Residences project. During 2013, the W Austin Hotel & Residences project paid $34.8 million in total distributions to us and $40.7 million to Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project. Subsequently, in first-quarter 2014, the W Austin Hotel & Residences project distributed $0.8 million to us and $1.0 million to Canyon-Johnson.
Although we have upcoming debt maturities and significant recurring costs, including property taxes, maintenance and marketing, that do not vary significantly with our level of property sales, we believe we have sufficient liquidity to address our near term requirements. See “Capital Resources and Liquidity” for further discussion and Part 1, Item 1A. “Risk Factors” for further discussion.
CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our real estate and commercial leasing assets, revenue recognition, deferred tax assets and our allocation of overhead costs.

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

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during 2013 or 2012 (see Note 1).

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

• Revenue Recognition.  The judgments involved in revenue recognition include understanding the complex terms of agreements and determining the appropriate time to recognize revenue for each transaction based on such terms. Each transaction is evaluated to determine: (1) at what point in time revenue is earned, (2) whether contingencies exist that impact the timing of recognition of revenue and (3) how and when such contingencies will be resolved. The timing of revenue recognition could vary if different judgments were made. Our revenues subject to the most judgment are property sales revenues. Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when we have completed our obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when we have signed sales agreements and have determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of its initial investment, our assessment of the buyer’s credit standing and our assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor its obligation to it.

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

Our deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $12.4 million at December 31, 2013, and $13.8 million at December 31, 2012. In evaluating the recoverability of these deferred tax assets, we considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, we concluded that there was not sufficient positive evidence supporting the realizability of our deferred tax assets beyond an amount totaling $0.3 million at December 31, 2013, and 2012 (see Note 8), and therefore, we had deferred tax asset valuation allowances of $12.1 million at December 31, 2013, and $13.5 million at December 31, 2012.

Our future results of operations may be negatively impacted by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized. Our future results of operations may be favorably impacted by reversals of valuation allowances if we are able to demonstrate sufficient positive evidence that our deferred tax assets will be realized.

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

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2013, the number of our residential developed lots, lots under development and development potential by area are shown below (excluding lots associated with our unconsolidated Crestview Station joint venture):

	Residential Lots
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	9	—	—	9
Barton Creek:
Calera:
Verano Drive	9	—	—	9
Amarra Drive:
Phase II Lots	30	—	—	30
Townhomes	—	—	214	214
Phase III	—	64	—	64
Section N Multi-family	—	—	1,860	1,860
Other Barton Creek Sections	—	—	155	155
Circle C:
Meridian	—	57	—	57
Tract 101	—	—	240	240
Tract 102	—	—	56	56
Total Residential Lots	48	121	2,525	2,694

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

W Austin Hotel & Residences. Delivery of the first condominium units began in January 2011. During 2013, we sold 32 condominium units for $47.6 million. As of December 31, 2013, only nine condominium units remained unsold. During 2014, we sold two condominium units and one of the remaining seven condominium units was under contract as of March 17, 2014.

Calera.  Calera is a residential subdivision with plat approval for 155 lots. During 2004, we began construction of 16 courtyard homes at Calera Court, the 16-acre initial phase of the Calera subdivision. The second phase of the Calera subdivision, Calera Drive, consisting of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course, received final plat and construction permit approval in 2005. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. During 2013, we sold 39 Verano Drive lots for $12.1 million and the final six Calera Drive lots for $1.4 million. As of December 31, 2013, nine lots at Verano Drive remained unsold. During 2014, we sold two lots at Verano Drive and seven lots were under contract as of March 17, 2014.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and includes six lots with sizes ranging from approximately one to four acres, some of which are course-side lots on the Fazio Canyons Golf Course while others are secluded lots adjacent to the Nature Conservancy of Texas. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. During fourth-quarter 2013, we commenced development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During 2013, we sold two Phase I lots for $0.7 million (including the final lot in third-quarter 2013) and three Phase II lots for $1.5 million. As of December 31, 2013, 30 Phase II lots remain unsold. During 2014, we sold four Phase II lots and three lots were under contract as of March 17, 2014.

Circle C.  We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development and in May 2013, development of the final phase of Meridian, consisting of 57 one-acre lots, commenced and is expected to be complete in first-quarter 2014.

Commercial.  As of December 31, 2013, the number of square feet of our commercial property developed, under development and our remaining entitlements related to our commercial property (excluding property associated with our unconsolidated Crestview Station joint venture) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	77,641	13,000	—	90,641
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	186,480	13,000	2,801,938	3,001,418

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
W Austin Hotel & Residences. The project has 39,328 square feet of leasable office space, including 9,000 square feet for our corporate office. As of December 31, 2013, occupancy for the office space was 84 percent. In 2014, a lease for another seven percent of the office space was signed, with leasing activities for the remaining office space ongoing. The project also has 18,362 square feet of leasable retail space, all of which is leased. As of December 31, 2013, occupancy for the retail space was 85 percent, and the lessee of the remaining retail space took occupancy in January 2014.

Barton Creek.  The first phase of Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building within this retail complex. As of December 31, 2013, the retail complex was 100 percent leased and the bank building is leased through January 2023.

Circle C.  In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet at 5700 Slaughter in the Circle C community (5700 Slaughter). This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of December 31, 2013, occupancy was approximately 91 percent for the two retail buildings combined.

The Circle C community also includes Parkside Village, a 90,641-square-foot retail project under construction. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 7,500-square-foot building, a 5,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture to develop Parkside Village, obtained final permits and entitlements and began construction (see Note 3). Construction of the final two buildings at Parkside Village is expected to be completed in October 2014. As of December 31, 2013, occupancy of the completed 77,641 square feet was 95 percent. Of the remaining buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 5,500-square-foot building.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. In August 2012, we sold eight of the remaining eleven undeveloped commercial tracts of land for $15.8 million. These tracts, which totaled approximately 154 acres, have entitlements for approximately 1.1 million square feet of office space. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of December 31, 2013, we had remaining entitlements for approximately 485,000 square feet of office and retail use on 43 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Crestview Station.  Crestview Station is a single-family, multi-family, retail and office development, which is located on the site of a commuter rail line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell its remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. The second closing of 59 lots for $3.4 million occurred in May 2013, and Crestview Station recognized gross profit on the sale of $0.7 million. The third closing of 59 lots for $3.5 million occurred in March 2014, and Crestview Station expects to recognize gross profit on the sale of $0.8 million. We account for our 50 percent interest in the Crestview Station joint venture under the equity method. See Note 6 for further discussion of Crestview Station.

RESULTS OF OPERATIONS

We are continually evaluating the development potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Years ended December 31,
	2013	2012
Operating income (loss):
Real estate operations	$9,000	$385
Hotel	3,706	2,204
Entertainment	1,119	261
Commercial leasing	277	(190)
Eliminations and other	49	121
Operating income	$14,151	$2,781
Interest expense, net	$(7,093)	$(11,839)
Net (income) loss attributable to noncontrolling interests in subsidiaries	$(3,309)	$2,727
Net income (loss) attributable to Stratus common stock	$2,585	$(1,586)

We have four operating segments: "Real Estate Operations," "Hotel," "Entertainment" and “Commercial Leasing” (see Note 11). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operating results (in thousands):

	2013	2012
Revenues:
Developed property sales	$63,676	$45,716
Undeveloped property sales	3,266	15,837
Commissions and other	719	612
Total revenues	67,661	62,165
Cost of sales, including depreciation	54,422	56,534
Insurance settlement	(1,785)	—
General and administrative expenses	6,024	5,246
Operating income	$9,000	$385

Developed Property Sales.  Sales for 2013 and 2012 included the following (dollars in thousands):

	2013			2012
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium Units	32	$47,582	$1,251	40	$37,709	$843

Barton Creek
Calera:
Verano Drive	39	12,143	163	17	5,479	183
Calera Drive	6	1,371	142	2	455	139
Amarra:
Phase I Lots	2	650	279	2	745	313
Phase II Lots	3	1,525	217	2	953	201
Mirador Estate	1	405	264	1	375	228
Total Residential	83	$63,676		64	$45,716

The increase in developed property sales revenues in 2013 primarily resulted from higher average sales prices associated with larger condominium units at the W Austin Hotel & Residences project and increased lot sales at Barton Creek.

As of March 17, 2014, we sold two condominium units in 2014 and had one unit under contract at the W Austin Hotel & Residences project. Condominium unit inventory has declined because of sales, leaving seven units unsold at the W Austin Hotel & Residences project as of March 17, 2014.

Undeveloped Property Sales. During 2013, we sold a 16-acre tract at Lantana with entitlements for approximately 70,000 square feet of office space for $2.1 million, and entitlements for 20,000 square feet of office space at Circle C for $1.2 million. During 2012, we sold eight undeveloped commercial tracts of land at Lantana for $15.8 million.

Commissions and Other.  Commissions and other revenues included sales of our development fee credits to third parties totaling less than $0.1 million in 2013 and $0.2 million in 2012. We received these development fee credits as part of the Circle C settlement (see Note 10).

Cost of Sales. Cost of sales includes the cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district reimbursements. Cost of sales totaled $54.4 million in 2013 and $56.5 million in 2012. The decrease in cost of sales in 2013, compared with 2012, primarily reflects a credit of $1.1 million in 2013 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project, and charges totaling $1.5 million in 2012 to reflect revised estimates of projected aggregate profit margin on the condominium units. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. Cost of sales for our real estate operations also include significant, recurring costs (including property taxes, maintenance and marketing), which totaled $5.4 million in 2013 and $6.5 million in 2012 and do not vary significantly with the number of property sales. These recurring costs were partly offset by Barton Creek Municipal Utility District (MUD) reimbursements totaling $0.7 million in 2012. We received no MUD reimbursements credited to cost of sales in 2013.

General and Administrative Expenses.  Consolidated general and administrative expenses primarily consist of employee salaries, wages and other costs and totaled $7.1 million in 2013 and $6.5 million in 2012. General and administrative expenses allocated to real estate operations totaled $6.0 million in 2013 and $5.2 million in 2012. For information about the allocation of general and administrative expenses to our operating segments see Note 11.

Hotel
The following table summarizes our hotel operating results (in thousands):

	2013	2012
Hotel revenue	$39,544	$35,644
Hotel cost of sales, excluding depreciation	29,483	26,883
Depreciation	6,033	6,222
General and administrative expenses	322	335
Operating income	$3,706	$2,204

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. "Revenue per Available Room" (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $260 for 2013, compared with $232 for 2012. Hotel revenues increased in 2013, compared with 2012, primarily reflecting higher room rates.

Hotel Cost of Sales. Hotel costs totaled $29.5 million in 2013 and $26.9 million in 2012 primarily reflecting increased variable costs from higher food and beverage expenses.

Entertainment
The following table summarizes our entertainment operating results (in thousands):

	2013	2012
Entertainment revenue	$15,559	$13,864
Entertainment cost of sales, excluding depreciation	13,076	12,205
Depreciation	1,239	1,268
General and administrative expenses	125	130
Operating income	$1,119	$261

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live and primarily includes ticket sales; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at other venues and production of recorded content for artists performing at ACL Live. Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	2013	2012
Events:
Events hosted	186	193
Estimated attendance	217,100	219,800
Ancillary net revenue per attendee[a]	$35.31	$36.08
Ticketing:
Number of tickets sold	148,400	147,800
Gross value of tickets sold (in thousands)	$9,397	$8,325

a.	Primarily includes sales of concessions and merchandise.

Entertainment revenues increased in 2013, compared with 2012, primarily reflecting an increase in ticket sales, and sponsorship, personal seat license and suite sales revenue.

Entertainment Cost of Sales. Entertainment costs totaled $13.1 million in 2013, compared with $12.2 million in 2012, primarily reflecting artist performance fees, which vary with the number of events hosted and with performance fees for different artists' requirements.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	2013	2012
Rental revenue	$5,923	$4,885
Rental cost of sales, excluding depreciation	2,755	2,231
Depreciation	1,687	1,531
General and administrative expenses	1,204	1,313
Operating income (loss)	$277	$(190)

Rental Revenue.  Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, 5700 Slaughter and Barton Creek Village. The increase in rental revenue in 2013, compared with 2012, primarily reflects increased occupancy at Parkside Village.

Rental Cost of Sales.  Rental costs increased to $2.8 million in 2013, compared with $2.2 million in 2012, primarily reflecting higher operating costs from the increased occupancy at Parkside Village.

Depreciation.  Depreciation expense increased to $1.7 million in 2013, compared with $1.5 million in 2012, primarily reflecting higher depreciation for Parkside Village.

Non-Operating Results
Interest Expense, Net.  Interest expense (before capitalized interest) totaled $10.7 million in 2013 and $15.3 million in 2012. Lower interest expense in 2013, compared with 2012, primarily reflects debt repayments during 2012 and lower average interest rates associated with refinancing transactions. Interest expense in 2012 also included $1.2 million associated with the Ford profits interest in the W Austin Hotel & Residences project. Capitalized interest totaled $3.6 million for 2013, primarily related to development activities at Section N in Barton Creek and $3.5 million in 2012, primarily related to the W Austin Hotel & Residences project.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $1.4 million in 2013 associated with the prepayment of the Beal Bank loan. See Note 7 for further discussion.

Other Income, Net. We recorded other income of $1.4 million in 2013 and $0.6 million in 2012, which primarily reflects MUD reimbursements at Barton Creek. Other income in 2013 also reflects a gain on the recovery of land previously sold and other income in 2012 reflects forfeited deposits associated with terminated sales contracts for condominium units at the W Austin Hotel & Residences project.

Equity in Unconsolidated Affiliates' Loss.  We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo, using the equity method. Our equity in the net losses of these entities totaled $0.1 million in 2013, and less than $0.1 million in 2012. See Note 6 for further discussion.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.9 million in 2013 and $0.6 million in 2012. Our tax provisions for 2013 and 2012 relate to the Texas state margin tax. The difference between our consolidated effective income tax rates for 2013 and 2012 and the U.S. federal statutory rate of 35 percent was primarily attributable to the realization of deferred tax assets in 2013 and additional valuation allowances recorded against deferred tax assets in 2012 (see Note 8).

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries.  Net (income) losses attributable to noncontrolling interests in subsidiaries primarily relates to the W Austin Hotel & Residences project (see Note 2) and totaled $(3.3) million in 2013 and $2.7 million in 2012.

DISCONTINUED OPERATIONS

On February 27, 2012, we sold 7500 Rialto to Lincoln Properties and Greenfield Partners for $27.0 million. See Note 12 for further discussion.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties. However, we believe that the unique nature and location of our assets will provide positive cash flows. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Cash provided by operating activities totaled $55.9 million in 2013, compared with $21.3 million in 2012. The increase is primarily related to an $18.0 million increase in developed property sales principally resulting from sales of larger condominium units at the W Austin Hotel & Residences project and increased lot sales in Barton Creek, partly offset by a $12.6 million decrease in undeveloped property sales resulting from the sale of eight tracts of land in Lantana in 2012. Expenditures for purchases and development of real estate properties for 2013 and 2012 included development costs for our real estate operations properties, and primarily related to the purchase of land in Lakeway, Texas, and the development of Meridian and Amarra Phase III ($17.3 million in 2013) and to the residential portion of the W Austin Hotel & Residences project ($4.9 million in 2012).

Cash used in investing activities totaled $3.5 million in 2013, compared with cash provided by investing activities of $0.5 million in 2012. Capital expenditures for 2013 of $2.4 million primarily included costs for the hotel and office portions of the W Austin Hotel & Residences project and Parkside Village. Capital expenditures for 2012 primarily included costs for Parkside Village totaling $4.2 million offset by proceeds from the sale of 7500 Rialto totaling $5.7 million in 2012 (see Note 12). We also made capital contributions to our unconsolidated affiliates totaling $1.1 million in 2013 and $0.2 million in 2012.

Cash used in financing activities totaled $43.9 million in 2013, compared with $17.1 million in 2012. In 2013, net payments on our credit facility totaled $26.6 million, while borrowings from the Parkside Village loan totaled $7.5 million. In 2013, we borrowed $100 million from Bank of America to refinance our Beal Bank loan. Debt repayments on the Beal Bank loan and other project and term loans totaled $68.8 million in 2013. In 2012, net payments on our credit facility totaled $11.7 million, while borrowings from the Beal Bank loan totaled $4.7 million and borrowings from the Parkside Village loan totaled $6.1 million. Debt repayments on project and term loans totaled $20.6 million in 2012. Financing costs totaled $1.9 million in 2013 and $0.7 million in 2012. During 2012 we generated net proceeds of $4.8 million from the sale of common stock. Noncontrolling interests distributions for the W Austin Hotel & Residences project and Parkside Village project totaled $54.7 million in 2013, compared with contributions of $0.3 million in 2012. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2013.

In 2001, our Board of Directors authorized an open market share purchase program for up to 0.7 million shares of our common stock. In November 2013, the Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. During 2013, purchases under this program included 81,990 shares of our common stock for $1.0 million, or $11.68 per share. As of December 31, 2013, a total of 31,655 shares of our common stock remain available under this program. From January 1, 2014, through March 17, 2014, we purchased 30,900 shares of our common stock for $0.5 million, or $17.33 per share. Approval from Comerica and ASIP is required for any additional purchases.

Credit Facility and Other Financing Arrangements
At December 31, 2013, we had total debt of $151.3 million, compared with $137.0 million at December 31, 2012. Our debt outstanding at December 31, 2013, consisted of the following:

•
$99.8 million outstanding under the Bank of America (BoA) loan agreement, which is secured by certain property and assets related to the W Austin Hotel & Residences project, excluding the remaining unsold condominium units. Proceeds of $67.3 million from the BoA loan were used to fully repay the Beal Bank loan during 2013.

•
$23.0 million outstanding under five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•	$17.7 million outstanding under a $19.7 million construction loan, which is secured by the assets at the Parkside Village project (see Note 3 for further discussion).

•	$5.1 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.3 million outstanding under a term loan, which is secured by Barton Creek Village.

•	$1.6 million outstanding under a term loan, which is secured by land in Lakeway, Texas.

•
No amounts outstanding under the $48.0 million Comerica credit facility as modified in December 2012, which is comprised of a $35.0 million revolving loan, all of which is available, a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed), and a $10.0 million construction loan, with no amounts outstanding ($1.4 million of letters of credit committed). See Note 7 for further discussion. The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing.

The Comerica credit facility and our ASIP unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance. During 2013, we negotiated a reduction in the minimum stockholders' equity balance from $120.0 million to $110.0 million (see Note 7).

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	Thereafter	Total
Debt[a]	$5,865	$23,572	$105,183	$480	$16,232	$151,332
Scheduled interest payments[b]	5,706	4,682	3,186	878	2,562	17,014
Construction contracts	21,178	—	—	—	—	21,178
Operating lease	78	68	47	36	—	229
Total	$32,827	$28,322	$108,416	$1,394	$18,794	$189,753

a.	Debt maturities represent scheduled maturities based on outstanding debt balances at December 31, 2013.

b.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2013, for variable-rate debt.

We had commitments under noncancelable contracts totaling $21.2 million at December 31, 2013. These commitments primarily included contracts for infrastructure work in connection with Amarra Drive Phase III and Section N at Barton Creek.

In January 2014, we purchased a tract of land in Lakeway, Texas, for $1.5 million. This is the fifth tract we have acquired in a nine-tract assemblage for a planned retail development. We anticipate purchasing the remaining four tracts of land in the assemblage between April and August 2014 at an aggregate cost of $16.5 million. We plan to use cash on hand or advances on the revolving loan under the Comerica credit facility to pay for the purchases.

At December 31, 2013, we guaranteed $0.2 million, or 25 percent of the outstanding balances, of the $0.9 million of outstanding debt at Crestview Station. The third closing of 59 lots for $3.5 million occurred in March 2014. The joint venture with Trammell Crow used such amounts to repay the loan, which released our obligations under the guarantee (see Note 6).

At December 31, 2013, we also have guarantees related to the W Austin Hotel & Residences project (see Note 2).

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 for discussion of off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations related to operational and financial performance, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of land, units and lots, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, results of our business strategy, and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to service our debt and the availability of financing, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reduction in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or their failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, weather-related risks and other factors described in more detail under “Risk Factors” in Part I, Item 1A. of this Form 10-K.
Investors are cautioned that many of the assumptions on which our forward-looking statements are based are subject to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements, notwithstanding any changes in our assumptions, business plans, actual experience, or other changes, and we undertake no obligation to update any forward-looking statements, except as required by law.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on the Company's management’s assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the COSO criteria.

BKM Sowan Horan, LLP, an independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stratus Properties Inc.

We have audited Stratus Properties Inc.'s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO criteria). Stratus Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratus Properties Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, equity and cash flows for each of the years in the two-year period ended December 31, 2013, and our report dated March 31, 2014, expressed an unqualified opinion on these consolidated financial statements.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 31, 2014
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2013, and 2012 and the related consolidated statements of comprehensive income, equity and cash flows for each of the years in the two-year period ended December 31, 2013. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2013, and 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (COSO), and our report dated March 31, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 31, 2014

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$21,307	$12,784
Restricted cash	5,077	17,657
Real estate held for sale	18,133	60,244
Real estate under development	76,891	31,596
Land available for development	21,404	49,569
Real estate held for investment, net	182,530	189,331
Investment in unconsolidated affiliates	4,427	3,402
Other assets	17,174	14,545
Total assets	$346,943	$379,128

LIABILITIES AND EQUITY
Accounts payable	$5,143	$13,845
Accrued liabilities	9,360	8,605
Debt	151,332	137,035
Other liabilities and deferred gain	11,792	10,748
Total liabilities	177,627	170,233

Commitments and contingencies (Notes 7,10 and 12)

Equity:
Stratus stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000 shares authorized
and unissued	—	—
Common stock, par value $0.01 per share, 150,000 shares authorized,
9,076 and 9,037 shares issued, respectively and
8,046 and 8,097 shares outstanding, respectively	91	90
Capital in excess of par value of common stock	203,724	203,298
Accumulated deficit	(60,724)	(63,309)
Accumulated other comprehensive loss	(22)	—
Common stock held in treasury, 1,030 shares and 940 shares,
at cost, respectively	(19,448)	(18,392)
Total Stratus stockholders’ equity	123,621	121,687
Noncontrolling interests in subsidiaries	45,695	87,208
Total equity	169,316	208,895
Total liabilities and equity	$346,943	$379,128
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2013	2012
Revenues:
Real estate	$67,589	$62,114
Hotel	39,234	35,402
Entertainment	15,481	13,799
Rental	5,406	4,422
Total revenues	127,710	115,737
Cost of sales:
Real estate	54,129	56,125
Hotel	29,483	26,883
Entertainment	12,922	12,086
Rental	2,670	2,165
Depreciation	9,053	9,165
Total cost of sales	108,257	106,424
Insurance settlement	(1,785)	—
General and administrative expenses	7,087	6,532
Total costs and expenses	113,559	112,956
Operating income	14,151	2,781
Interest expense, net	(7,093)	(11,839)
Loss on early extinguishment of debt	(1,379)	—
Loss on interest rate cap	(136)	—
Other income, net	1,356	605
Income (loss) from continuing operations before income taxes and equity in unconsolidated affiliates' loss	6,899	(8,453)
Equity in unconsolidated affiliates' loss	(76)	(29)
Provision for income taxes	(929)	(636)
Income (loss) from continuing operations	5,894	(9,118)
Income from discontinued operations	—	4,805
Net income (loss)	5,894	(4,313)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(3,309)	2,727
Net income (loss) attributable to Stratus common stock	$2,585	$(1,586)

Basic and diluted net income (loss) per share attributable to Stratus common stock:
Continuing operations	$0.32	$(0.80)
Discontinued operations	—	0.60
Basic and diluted net income (loss) per share attributable to Stratus common stock	$0.32	$(0.20)

Weighted-average shares of common stock outstanding:
Basic	8,077	7,966
Diluted	8,111	7,966
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Years Ended December 31,
	2013	2012

Net income (loss)	$5,894	$(4,313)

Other comprehensive loss, net of taxes:
Loss on interest rate swap agreement	(32)	—
Other comprehensive loss	(32)	—

Total comprehensive income (loss)	5,862	(4,313)
Total comprehensive (income) loss attributable to noncontrolling interests	(3,299)	2,727
Total comprehensive income (loss) attributable to Stratus common stock	$2,563	$(1,586)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$5,894	$(4,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,053	9,165
Cost of real estate sold	42,944	44,810
Loss on early extinguishment of debt	1,379	—
Gain on sale of 7500 Rialto	—	(5,146)
Deferred income taxes	30	(142)
Stock-based compensation	338	269
Equity in unconsolidated affiliates' loss	76	29
Purchases and development of real estate properties	(16,595)	(8,591)
Recovery of land previously sold	(485)	—
Municipal utility districts reimbursement	208	—
Decrease (increase) in other assets	11,236	(12,420)
Increase (decrease) in accounts payable, accrued liabilities and other	1,863	(2,369)
Net cash provided by operating activities	55,941	21,292

Cash flow from investing activities:
Capital expenditures:
Commercial leasing properties	(1,347)	(4,731)
Hotel	(759)	(64)
Entertainment	(280)	(200)
Investment in unconsolidated affiliates	(1,100)	(185)
Proceeds from sale of 7500 Rialto	—	5,697
Net cash (used in) provided by investing activities	(3,486)	517

Cash flow from financing activities:
Borrowings from credit facility	18,000	24,655
Payments on credit facility	(44,612)	(36,391)
Borrowings from project and term loans	109,042	10,816
Payments on project and term loans	(68,806)	(20,638)
Noncontrolling interests (distributions) contributions	(54,721)	341
Common stock issuance	—	4,817
Purchases of Stratus common stock	(957)	—
Net payments for stock-based awards	(9)	(2)
Financing costs	(1,869)	(708)
Net cash used in financing activities	(43,932)	(17,110)
Net increase in cash and cash equivalents	8,523	4,699
Cash and cash equivalents at beginning of year	12,784	8,085
Cash and cash equivalents at end of year	$21,307	$12,784
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock					Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Accum- ulated Other Compre-hensive Loss	Number of Shares	At Cost	Total Stratus Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2011	8,387	$84	$198,175	$(61,723)	—	935	$(18,347)	$118,189	$99,493	$217,682
Common stock issuance	625	6	4,811	—	—	—	—	4,817	—	4,817
Exercised and issued stock-based awards	25	—	43	—	—	—	—	43	—	43
Stock-based compensation	—	—	269	—	—	—	—	269	—	269
Tender of shares for stock-based awards	—	—	—	—	—	5	(45)	(45)	—	(45)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(9,558)	(9,558)
Total comprehensive loss	—	—	—	(1,586)	—	—	—	(1,586)	(2,727)	(4,313)
Balance at December 31, 2012	9,037	90	203,298	(63,309)	—	940	(18,392)	121,687	87,208	208,895
Common stock repurchases	—	—	—	—	—	82	(957)	(957)	—	(957)
Exercised and issued stock-based awards	39	1	88	—	—	—	—	89	—	89
Stock-based compensation	—	—	338	—	—	—	—	338	—	338
Tender of shares for stock-based awards	—	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(44,812)	(44,812)
Total comprehensive income (loss)	—	—	—	2,585	(22)	—	—	2,563	3,299	5,862
Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged in the acquisition, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located primarily in the Austin, Texas area. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries, two consolidated joint ventures (see Notes 2 and 3) and through unconsolidated joint ventures (see “Investments in Unconsolidated Affiliates” below and Note 6). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

On February 27, 2012, Stratus sold its two office buildings at 7500 Rialto Boulevard (7500 Rialto). As a result, 7500 Rialto is reported as discontinued operations (see Note 12).

Concentration of Risks.  Stratus primarily conducts its operations in Austin, Texas. Consequently, any significant economic downturn in the Austin market could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant estimates include the (1) estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments, (2) valuation allowances for deferred tax assets, (3) allocation of certain indirect costs and (4) useful lives for depreciation. Actual results could differ from those estimates.

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

Stratus performs an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), significant budget overruns for properties under development, and current period or projected operating cash flow losses from rental properties. Impairment tests for properties to be held and used, including properties under development, involve the use of estimated future net undiscounted cash flows expected to be generated from the use of the property and its eventual disposition. If projected undiscounted cash flow from properties to be held and used is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Measurement of the impairment loss is based on the fair value of the asset. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required.
Stratus recorded no impairment charges for the years ended December 31, 2013 and 2012. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

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

Investments in Unconsolidated Affiliates.  Stratus has interests in three unconsolidated affiliates, which it accounts for under the equity method (see Note 6).

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due in January. Accrued property taxes totaled $5.1 million at December 31, 2013, and $5.2 million at December 31, 2012.

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

Stratus' revenues from entertainment operations are primarily derived from ticket sales; sponsorships, personal seat licenses and suite sales; and sales of concessions and merchandise. Revenues from ticket sales are recognized after the corresponding performance occurs. Revenues from sponsorships and other revenue not related to a single event are classified as deferred revenue and generally amortized over the operating season or term of the contract. Revenues from concessions and merchandise sales are recognized at the time of sale.

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
A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2013	2012
Revenues:
Developed property sales	$63,676	$45,716
Undeveloped property sales	3,266	15,837
Hotel	39,234	35,402
Entertainment	15,481	13,799
Rental	5,406	4,422
Commissions and other	647	561
Total revenues	$127,710	$115,737

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2013		2012
Cost of developed property sales	$48,732		$38,364
Cost of undeveloped property sales	1,122		11,539
Hotel	29,483		26,883
Entertainment	12,922		12,086
Rental	2,670		2,165
Project expenses and allocation of overhead costs (see below)	5,423		6,477
Municipal utility district reimbursements (see below)	—		(688)
Depreciation	9,053		9,165
Other, net	(1,148)	[a]	433
Total cost of sales	$108,257		$106,424
a. Includes a credit of $1.1 million related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

Gross profit on condominium sales from the W Austin Hotel & Residences project is based on estimates of total project sales value and total project costs for the condominiums. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate. Stratus revised estimates of projected aggregate profit margins on condominium units at the W Austin Hotel & Residences project, resulting in a charge to cost of sales totaling $1.5 million in 2012.

Allocation of Overhead Costs.  Stratus has historically allocated a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital assets and sales and marketing for cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as salaries and costs related to its Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Prior to 1996, Stratus capitalized infrastructure costs to its properties as those costs were incurred. Subsequently, those costs were charged to cost of sales as properties were sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of the cost of MUD properties and are recorded as a reduction of the related asset’s carrying amount or cost of sales if the property has been sold. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and obtaining the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when that determination is made. MUD reimbursements represent the actual amounts received.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.9 million in 2013 and $0.6 million in 2012.

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

Earnings Per Share.  Stratus’ basic net income per share of common stock was calculated by dividing the net income (loss) attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the period. A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts) for the years ended December 31 follows:

	2013		2012
Net income (loss)	$5,894		$(4,313)
Net (income) loss attributable to noncontrolling interests	(3,309)		2,727
Net income (loss) attributable to Stratus common stock	$2,585		$(1,586)

Weighted-average shares of Stratus common stock outstanding	8,077		7,966
Add shares issuable upon exercise or vesting of:
Dilutive stock options	7	[a]	—
Restricted stock units	27		—

Weighted-average shares of Stratus common stock outstanding for purposes of calculating diluted net income (loss) per share	8,111		7,966
Diluted net income (loss) per share attributable to Stratus common stock	$0.32		$(0.20)
a. Excludes shares of Stratus common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method totaling approximately 1,250 shares for the year ended December 31, 2013.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Excluded were approximately 63,500 stock options with a weighted average exercise price of $20.85 for 2013. Stock options and restricted stock units representing approximately 134,300 shares for 2012 were excluded from weighted-average common shares outstanding for purposes of calculating diluted net income (loss) per share because they were anti-dilutive, either because inclusion of the options would result in a decrease of Stratus' net loss per share, or the stock options had exercise prices greater than the average market price of Stratus' common stock.

Stock-Based Compensation.  Compensation costs for share-based payments to employees, including stock options, are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes option valuation model. In addition, for restricted stock units, compensation costs are recognized based on the fair value on the date of grant. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. See Note 9 for further discussion.

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC, for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the joint venture, and Canyon-Johnson has an approximate 60 percent interest in the joint venture. As of December 31, 2013, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. As of December 31, 2013, cumulative distributions to Stratus totaled $44.7 million, including $34.8 million in 2013, and $50.6 million to Canyon-Johnson, including $40.7 million in 2013.

Upon formation of the joint venture, Stratus performed an initial evaluation and concluded that the joint venture was a variable interest entity (VIE) and that Stratus was the primary beneficiary. Stratus reevaluated and reaffirmed its previous conclusion as to the VIE status and primary beneficiary of the joint venture with Canyon-Johnson as of September 30, 2013, the date of the Bank of America (BoA) refinancing transaction (see Note 7). Stratus will continue to evaluate which entity is the primary beneficiary of the joint venture in accordance with applicable accounting guidance.

Stratus’ consolidated balance sheets include the following assets and liabilities of the joint venture (in thousands):

	December 31,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$13,192	$7,461
Restricted cash	5,069	17,657
Real estate held for sale	10,942	45,320
Real estate held for investment, net	157,541	163,666
Other assets	7,631	8,398
Total assets	194,375	242,502
Liabilities:
Accounts payable	3,428	13,592
Accrued liabilities	6,856	6,322
Deposits	2,093	1,714
Debt	99,754	67,670
Other liabilities	2,668	2,386
Total liabilities	114,799	91,684
Net assets	$79,576	$150,818

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project's cumulative profits or losses are allocated based on a hypothetical liquidation of the joint venture's net assets as of each balance sheet date. At December 31, 2013, the cumulative income for the W Austin Hotel & Residences project was allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

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

Stratus’ capital contributions to the joint venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made cash capital contributions to the joint venture totaling $3.8 million to fund the development of the project. Distributions of $3.5 million were made to Stratus and $4.1 million to Moffett Holdings in 2013. The joint venture also has a construction loan with Comerica Bank to finance the development of Parkside Village (see Note 7 for further discussion). The Parkside Village loan with Comerica Bank had an outstanding balance of $17.7 million and availability of $2.0 million at December 31, 2013.

Stratus is the manager of the joint venture. After the partners are paid a preferred return on their contributions, Stratus will receive 80 percent of any distributions and Moffett Holdings will receive 20 percent. As the manager of the joint venture with a majority of the voting and profit interest (80 percent), Stratus consolidates this joint venture in its financial statements.

4. Real Estate, net

	December 31,
	2013	2012
	(In Thousands)
Real estate held for sale:
Developed lots and condominium units	$18,133	$60,244

Real estate under development:
Acreage and lots	76,891	31,596

Land available for development:
Undeveloped acreage	21,404	49,569

Real estate held for investment:
W Austin Hotel & Residences
Hotel	122,979	122,169
Entertainment venue	41,048	40,762
Office and retail	16,389	15,798
Parkside Village	15,459	15,067
Barton Creek Village	6,443	6,433
5700 Slaughter	5,846	5,866
Furniture, fixtures and equipment	1,375	1,616
Total	209,539	207,711
Accumulated depreciation	(27,009)	(18,380)
Total real estate held for investment, net	182,530	189,331

Total real estate, net	$298,958	$330,740

Real estate held for sale. Developed lots and condominium units include condominium units at the W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use, or a developed lot with a home already built on it. As of December 31, 2013, Stratus owned 39 developed lots and nine completed condominium units at the W Austin Hotel & Residences project.

Real estate under development. Acreage under development includes real estate lots for which infrastructure for the entire property is currently under construction and/or is expected to be completed, and necessary permits have been received, or acreage on which commercial properties are under development. Acreage under development at December 31, 2013, totaled 321 acres.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property). Stratus’ undeveloped acreage as of December 31, 2013, included approximately 1,668 acres of land in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences project includes a 251-room hotel, which opened in December 2010. The W Austin Hotel & Residences project also includes ACL Live, an entertainment venue and production studio, with a maximum capacity of 3,000 people, 39,328 square feet of office space and 18,362 square feet of retail space. As of December 31, 2013, occupancy was 84 percent for the office space and 85 percent for the retail space. The Parkside Village property consists of a 90,641-square-foot retail complex in the Circle C community. Construction of the final two buildings is expected to be completed in mid-2014 and as of December 31, 2013, occupancy of the completed 77,641 square feet was 95 percent. Of the two buildings under development, the 7,500-square-foot building is fully pre-leased, and leasing activities are ongoing for the 5,500-square-foot building. The Barton Creek Village property includes a 22,366-square-foot retail complex, which was 100 percent leased at December 31, 2013, and a 3,085-square-foot bank building, which is leased through January 2023. The 5700 Slaughter property includes two retail buildings totaling in the aggregate 21,248 square feet, which was 91 percent leased at December 31, 2013.

Capitalized interest. Stratus recorded capitalized interest of $3.6 million in 2013 and $3.5 million in 2012.

5. Fair Value Measurements
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The carrying value for certain Stratus financial instruments (i.e., cash, restricted cash, accounts and notes receivable, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$351	$351	$—	$—
Liabilities:
Interest rate swap	32	32	—	—
Debt	151,332	151,584	137,035	136,774

Interest Rate Cap Agreement. On September 30, 2013, the joint venture with Canyon-Johnson paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the BoA loan agreement, at 1 percent for the first year the BoA loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. See Note 7 for more information on the BoA loan.

Interest Rate Swap Agreement. On December 13, 2013, the joint venture with Moffett Holdings entered into an interest rate swap agreement with Comerica Bank that effectively converts the Parkside Village loan's variable rate from one-month LIBOR to a fixed rate of 2.3 percent. With the swap agreement in place, the joint ventures' interest cost on the Parkside Village loan will be 4.8 percent through the December 31, 2020, maturity date. Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy. See Note 7 for more information on the Parkside Village loan.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. Investment in Unconsolidated Affiliates
Crestview Station. In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station, is a single- and multi-family, retail and office development, which is located on a commuter rail line. With Trammell Crow, Stratus completed environmental remediation, which the State of Texas certified as complete in September 2007, and permitting of the property. Crestview Station sold substantially all of its multi-family residential and commercial properties in 2007 and one commercial site in 2008.

During 2012, Crestview Station entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The first closing of 73 lots for $3.8 million occurred in April 2012, and Crestview Station recognized gross profit on the sale of $0.4 million. The second closing of 59 lots for $3.4 million occurred in May 2013, and Crestview Station recognized gross profit on the sale of $0.7 million. At December 31, 2013, Stratus' investment in Crestview Station totaled $3.6 million and Crestview Station had $0.9 million of outstanding debt, for which Stratus and Trammell Crow have executed a joint and several guaranty of $0.2 million, or 25 percent of the outstanding balance. The loan was repaid subsequent to December 31, 2013, in connection with the third closing of 59 lots in March 2014. Stratus accounts for its 50 percent interest in the Crestview Station joint venture under the equity method.

Stump Fluff. In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of December 31, 2013, Stratus' capital contributions to Stump Fluff totaled $0.8 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Transmission contributed its existing assets to Stump Fluff. In addition, Stump Fluff assumed specified liabilities of Transmission totaling $0.2 million. Transmission is not required to make any future capital contributions to Stump Fluff. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff and Transmission will receive 67 percent.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2013, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Pachanga Partners contributed its existing assets to Guapo and is not required to make any future capital contributions. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo and Pachanga Partners will receive 67 percent.

Stratus has concluded that both Stump Fluff and Guapo are VIEs and that no partner in either joint venture is the primary beneficiary because decision-making about the activities that most significantly impact the VIEs' economic performance is shared equally by the partners. Stratus accounts for its investments in Stump Fluff and Guapo using the equity method.

Stratus’ equity in unconsolidated affiliates' losses totaled $76 thousand in 2013 and less than $29 thousand in 2012. Summarized unaudited financial information for Stratus' unconsolidated affiliates follows (in thousands):

	2013	2012
Years Ended December 31:
Revenues	$8,334	$3,844
Gross profit	716	365
Net income (loss)	115	(58)
At December 31:
Total assets	$9,610	$11,144
Total liabilities	1,587	4,339
Total equity	8,023	6,805

7. Debt

	December 31,
	2013	2012
	(In Thousands)
Bank of America loan,
average interest rate 2.67% in 2013	$99,754	$—
Unsecured term loans,
average interest rate 7.25% in 2013 and 8.29% in 2012	23,000	23,000
Parkside Village loan,
average interest rate 4.97% in 2013 and 5.0% in 2012	17,672	10,207
Slaughter term loan,
average interest rate 6.95% in 2013 and 2012	5,073	5,162
Barton Creek Village term loan,
average interest rate 6.25% in 2013 and 2012	4,283	4,384
Lakeway land term loan,
average interest rate 5.0% in 2013	1,550	—
Beal Bank loan,
average interest rate 10.0% in 2012	—	67,670
Comerica credit facility,
average interest rate 6.26% in 2012	—	26,612
Total debt	$151,332	$137,035

Bank of America Loan. On September 30, 2013, the joint venture with Canyon-Johnson entered into a term loan agreement for a $100 million non-recourse loan.

The initial maturity date of the BoA loan is September 29, 2016, but the joint venture has the option to extend the maturity date for up to three additional one-year terms. The BoA loan accrues interest at the LIBOR daily floating rate plus 2.5 percent. The joint venture entered into an interest rate cap agreement for the BOA loan (see Note 5). The joint venture’s obligations under the BoA loan are secured by certain property and assets related to the W Austin Hotel & Residences project, excluding the remaining unsold condominium residences. Additionally, Stratus and Canyon-Johnson guarantee certain obligations of the joint venture, including environmental indemnification and other customary carve-out obligations. The BoA loan contains customary financial covenants and other restrictions. As required by the BoA loan, $67.3 million of the proceeds were used to fully repay the joint venture’s existing obligations to Beal Bank USA (Beal Bank). Stratus also used a portion of its distribution from the BOA loan to repay the $11.7 million balance outstanding under its revolving line of credit with Comerica Bank.

Unsecured Term Loans. Stratus has $23.0 million outstanding under five unsecured term loans with American Strategic Income Portfolio Inc. (ASIP, formerly First American Asset Management, or FAAM), including two $3.5 million loans, an $8.0 million loan, a $5.0 million loan and a $3.0 million loan.

In September 2012, Stratus extended and modified the ASIP loans effective as of September 1, 2012, and paid in full the outstanding balance of $2.0 million on one of the unsecured term loans that was scheduled to mature on December 31, 2012, and the $7.0 million unsecured term loans that were scheduled to mature on June 30, 2013. The ASIP loan modifications reduced the interest rate from 8.75 percent to 7.25 percent, and extended the maturity dates as follows:

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

All other terms and conditions under each of the unsecured term loans remained unchanged, including the debt service coverage ratio covenant and the alternative covenant that requires Stratus to maintain total stockholders'

equity of no less than $120.0 million. On May 9, 2013, Stratus entered into a modification agreement with ASIP that reduced the amount of total stockholders' equity required to be maintained by Stratus from $120.0 million to $110.0 million. Concurrently with this modification, the minimum stockholders' equity covenant of the Comerica credit facility was also reduced to $110.0 million. See below for more information on the Comerica credit facility.

Parkside Village Loan. On May 17, 2011, the joint venture entered into a construction loan agreement and promissory note with Comerica Bank to finance the development of Parkside Village. In December 2013, the joint venture between Stratus and Moffett Holdings extended and modified the Parkside Village loan, effective as of December 12, 2013. The Parkside Village loan modifications extended the maturity date from December 31, 2013, to December 31, 2020, increased the principal amount available to a total of $19.7 million, replaced the debt coverage provision by providing for a minimum debt yield, as defined in the agreement, of 9.1 percent, and amended certain other provisions of the agreement. As of December 31, 2013, the amount outstanding was $17.7 million with $2.0 million available.

The loan is secured by a lien on the assets of the Parkside Village project, which had a net book value of $15.8 million at December 31, 2013, and Stratus has provided a limited guaranty.

Slaughter Term Loan. Stratus has $5.1 million outstanding under a $5.4 million term loan, which will mature on January 31, 2015. The loan is secured by 5700 Slaughter, which had a net book value of $4.7 million at December 31, 2013. The interest rate is 6.95 percent, and payments of principal and interest are due monthly.

Barton Creek Village Term Loan. Stratus has $4.3 million outstanding under a term loan, which will mature on April 1, 2014. The loan is secured by Barton Creek Village, which had a net book value of $5.0 million at December 31, 2013. The interest rate is 6.25 percent, and payments of interest and principal are due monthly.

Lakeway Land Term Loan. On May 15, 2013, Stratus entered into a loan agreement and promissory note with D.N. Kahn to finance the purchase of a tract of land for future development in Lakeway, Texas (the Lakeway land term loan). Stratus has $1.6 million outstanding under the loan, which will mature on May 15, 2015. The loan is secured by the related land, which had a net book value of $2.3 million at December 31, 2013. The interest rate is 5 percent, with payments due quarterly.

Beal Bank Loan.  On October 21, 2009, the joint venture with Canyon-Johnson obtained construction financing from Beal Bank for up to an aggregate of $120.0 million to fund the construction, development and marketing costs of the W Austin Hotel & Residences project. In third-quarter 2013, the joint venture fully repaid the Beal Bank loan. In connection with the repayment of the loan, the joint venture paid a prepayment premium equal to 1 percent of the outstanding principal balance, which was recorded as a loss on early extinguishment of debt in the Statements of Operations.

Comerica Credit Facility. Effective December 31, 2012, Stratus amended its credit facility, such that the existing $45.0 million facility was replaced with a $48.0 million credit facility, divided into three tranches as follows: (1) a $35.0 million revolving line of credit, (2) $3.0 million for letters of credit and (3) a $10.0 million construction loan. The interest rate applicable to amounts borrowed under each loan is an annual rate of LIBOR plus 4.0 percent, with a minimum interest rate of 6.0 percent. The credit facility will mature on November 30, 2014. Stratus' obligations under the credit facility are secured by substantially all of Stratus' assets, except for properties that are encumbered by separate non-recourse permanent loan financing, and sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million.

Under the terms of the credit facility, (1) any distributions received by Stratus from its investment in the W Austin Hotel & Residences project shall be paid to Comerica and applied against the $35.0 million revolving loan to the extent of any outstanding debt and (2) MUD reimbursements and land sales proceeds directly related to Section N of Barton Creek shall be used to first repay the Barton Creek Village term loan (discussed above), with any excess used to pay down the $35.0 million revolving loan. Any amounts borrowed and repaid under the $10.0 million construction loan will not be available for future advance to Stratus. At December 31, 2013, no amounts were outstanding under the revolving line of credit, letters of credit tranche or the construction loan.

Maturities. The following table summarizes Stratus' debt maturities as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	After 2017	Total
Bank of America loan[a]	$1,487	$1,564	$96,703	$—	$—	$99,754
Unsecured term loans	—	15,000	8,000	—	—	23,000
Parkside Village loan	—	480	480	480	16,232	17,672
Slaughter term loan	95	4,978	—	—	—	5,073
Barton Creek Village term loan	4,283	—	—	—	—	4,283
Lakeway land term loan	—	1,550	—	—	—	1,550
Total	$5,865	$23,572	$105,183	$480	$16,232	$151,332
a. The joint venture with Canyon-Johnson has the option to extend the maturity date for up to three additional one-year terms.

8. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2013	2012
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$4,829	$4,442
Alternative minimum tax credits (no expiration)	860	820
Employee benefit accruals	917	551
Accrued liabilities	88	75
Deferred income	3,747	4,063
Charitable contribution carryforward	659	1,077
Other assets	601	604
Net operating loss credit carryforwards	705	2,201
Other liabilities	(26)	(48)
Valuation allowance	(12,096)	(13,491)
Deferred tax assets, net	$284	$294

Stratus’ deferred tax assets (net of deferred tax liabilities) before any valuation allowances totaled $12.4 million at December 31, 2013, and $13.8 million at December 31, 2012. In evaluating the recoverability of these deferred tax assets, Stratus considered available positive and negative evidence, giving greater weight to the recent losses, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at each of December 31, 2013, and December 31, 2012, and Stratus recorded credits totaling $1.4 million in 2013 and charges totaling $0.5 million in 2012 to the provision for income taxes to adjust the valuation allowances.

Stratus’ future results of operations may be negatively impacted by its inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized. Stratus’ future results of operations may be favorably impacted by reversals of valuation allowances if Stratus is able to demonstrate sufficient positive evidence that its deferred tax assets will be realized.

Stratus’ income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2013	2012
Current	$(899)	$(778)
Deferred	(30)	142
Provision for income taxes	$(929)	$(636)

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realized through a reduction of current taxes payable. Stratus' deferred tax asset related to the U.S. net operating loss carry forwards at December 31, 2013, did not include an additional $5.0 million of net operating losses in relation to excess tax benefits on stock option exercises and restricted stock units vested beginning in 2007 because these benefits have not yet been realized. At December 31, 2013, excluding these losses, Stratus had net operating loss carryforwards of approximately $1.9 million that expire between 2028 and 2031.

During 2013 and 2012, Stratus recorded unrecognized tax benefits related to state income tax filing positions. A summary of the changes in unrecognized tax benefits follows (in thousands):

	December 31,
	2013	2012
Balance at January 1	$562	$—
Additions for tax positions related to the current year	274	252
Additions for tax positions related to prior years	18	310
Balance at December 31	$854	$562

As of December 31, 2013, there was $0.9 million of unrecognized tax benefits that if recognized would affect Stratus' annual effective tax rate. Stratus does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is not more likely than not to be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations. As of December 31, 2013, less than $0.1 million of interest costs have been accrued.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2009, and state income tax examinations for the years prior to 2008.

Reconciliations of the income tax benefit computed at the federal statutory tax rate and the recorded income tax provision follow (dollars in thousands):

	Years Ended December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Income tax (expense) benefit computed at the
federal statutory income tax rate	$(2,388)	(35)%	$1,256	35%
Adjustments attributable to:
Change in valuation allowance	1,395	20%	(513)	(14)%
Noncontrolling interests	1,158	17%	(954)	(27)%
Equity in unconsolidated affiliates’ loss	27	—%	10	—%
State taxes and other, net	(1,121)	(16)%	(435)	(12)%
Provision for income taxes	$(929)	(14)%	$(636)	(18)%

Stratus paid federal and state income taxes totaling $0.5 million in 2013 and $0.1 million in 2012. Stratus did not receive refunds of federal or state income taxes in 2013 and 2012.

9. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has three stock-based compensation plans, all of which have awards available for grant. In May 2013, Stratus' shareholders approved the 2013 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 180,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 2010 Stock Incentive Plan provides for the issuance of stock options and restricted stock units relating to 140,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of common stock. Awards with respect to 180,000 shares under the 2013 Stock Incentive Plan, 8,875 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2013.
Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized when appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2013	2012
Stock options awarded to employees (including directors)	$14	$28
Restricted stock units awarded to employees	324	241
Impact on net income (loss) before income taxes	$338	$269

Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). A summary of stock options outstanding as of December 31, 2013, and changes during the year ended December 31, 2013, follows:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	92,000	$17.45
Granted	—	—
Exercised	(8,875)	9.99
Expired	(6,250)	16.02
Balance at December 31	76,875	18.42	2.7	$183.8
Vested and exercisable at December 31	73,125	18.87	2.5	$155.6

A summary of stock options outstanding and changes during the year ended December 31, 2012, follows:

	2012
	Number of Options	Weighted Average Option Price
Balance at January 1	101,000	$16.65
Granted	—	—
Exercised	(5,250)	8.26
Forfeited	(3,750)	9.00
Balance at December 31	92,000	17.45

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ common stock. Stratus estimates its expected life of options using historical data to estimate option exercises and forfeitures. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. There were no stock options granted during 2013 or 2012.

The intrinsic value of options exercised during 2013 and 2012 was less than $0.1 million. Vested stock options totaled 3,750 during 2013 and 7,500 during 2012 with weighted-average grant-date fair values of $5.91 per option and $8.30 per option, respectively. As of December 31, 2013, there were 3,750 stock options unvested with a weighted-average grant-date fair value of $6.72 per option. As of December 31, 2013, Stratus had less than $10,000 of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of less than one year.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2013, and 2012 (in thousands, except shares of Stratus common stock tendered):

	2013	2012
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	8,132	4,883
Cash received from stock option exercises	$91	$43
Amounts Stratus paid for employee taxes	$9	$2

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units.  Restricted stock units granted under the plans provide for the issuance of common stock to the non-employee directors and certain officers of Stratus at no cost to the directors and officers. The restricted stock units are converted into shares of Stratus common stock ratably and generally vest in one-quarter increments over the four years following the grant date. For officers, the awards will fully vest upon retirement, death and disability, and upon a change of control. For directors, the awards will fully vest upon a change of control and there will be a partial acceleration of vesting due to retirement, death and disability.

A summary of outstanding unvested restricted stock units as of December 31, 2013, and activity during the year ended December 31, 2013, is presented below:

	Number of Restricted Stock Units	Aggregate Intrinsic Value ($000)
Balance at January 1	83,000
Granted	48,000
Vested	(30,125)
Balance at December 31	100,875	$1,728

The total grant date fair value of restricted stock units granted during the year ended December 31, 2013, was $0.6 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2013, was $0.4 million. As of December 31, 2013, Stratus had $0.8 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.8 years.

Share Purchase Program.  In 2001, Stratus’ Board of Directors authorized an open market stock purchase program for up to 0.7 million shares of Stratus’ common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. In November 2013, Stratus' Board of Directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. Stratus' Comerica credit facility and its ASIP unsecured term loans, as modified, allowed for common stock purchases up to $1.0 million during 2013. Purchases under this program during 2013 included 81,990 shares for $1.0 million (an average of $11.68 per share), which Stratus purchased in private transactions. As of December 31, 2013, 31,655 shares remain available under this program. See Note 13 for purchases made subsequent to December 31, 2013.

Employee Benefits.  Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation for corporate employees and 4 percent for ACL Live employees. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.4 million in 2013 and $0.3 million in 2012.

10. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $21.2 million at December 31, 2013. These commitments primarily included contracts for infrastructure work in connection with Amarra Drive Phase III and Section N at Barton Creek.

Guarantees. At December 31, 2013, Stratus guarantees $0.2 million of the $0.9 million of outstanding debt at Crestview Station (see Note 6). Stratus also had guarantees related to the W Austin Hotel & Residences project (see Note 2).

Letters of Credit.  As of December 31, 2013, Stratus had letters of credit committed totaling $4.1 million under its credit facility with Comerica.

Rental Income.  As of December 31, 2013, Stratus’ minimum rental income, which includes scheduled rent increases under noncancelable long-term leases which extend through 2025, totaled $4.1 million in 2014, $4.0 million in 2015, $3.9 million in 2016, $3.7 million in 2017, $3.4 million in 2018 and $15.2 million thereafter.

Operating Lease.  As of December 31, 2013, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases totaled $0.1 million in 2014 and 2015 and less than $0.1 million in 2016 and 2017. Total expense under Stratus’ operating leases amounted to $0.1 million in 2013 and 2012.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. The City also provided Stratus $15 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2013, Stratus has permanently used $11.4 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also has $1.4 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2013. Available credit bank capacity was $2.2 million at December 31, 2013.

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

11. Business Segments
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and undeveloped), which consist of its properties in the Barton Creek community, the Circle C community and Lantana, and the condominium units at the W Austin Hotel & Residences project.

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

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Year Ended December 31, 2013:
Revenues:
Unaffiliated customers	$67,589	$39,234	$15,481	$5,406	$—	$127,710
Intersegment	72	310	78	517	(977)	—
Cost of sales, excluding depreciation	54,180	29,483	13,076	2,755	(290)	99,204
Depreciation	242	6,033	1,239	1,687	(148)	9,053
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	6,024	322	125	1,204	(588)	7,087
Operating income	$9,000	$3,706	$1,119	$277	$49	$14,151
Capital expenditures	$16,595	$759	$280	$1,347	$—	$18,981
Total assets at December 31, 2013	$140,890	$115,510	$47,802	$48,617	$(5,876)	$346,943

Year Ended December 31, 2012:
Revenues:
Unaffiliated customers	$62,114	$35,402	$13,799	$4,422	$—	$115,737
Intersegment	51	242	65	463	(821)	—
Cost of sales, excluding depreciation	56,245	26,883	12,205	2,231	(305)	97,259
Depreciation	289	6,222	1,268	1,531	(145)	9,165
General and administrative expenses	5,246	335	130	1,313	(492)	6,532
Operating income (loss)	$385	$2,204	$261	$(190)	$121	$2,781
Income from discontinued operations	$—	$—	$—	$4,805	$—	$4,805
Capital expenditures	$8,591	$64	$200	$4,731	$—	$13,586
Total assets at December 31, 2012	$175,250	$119,052	$43,572	$48,516	$(7,262)	$379,128

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and its joint venture with Canyon-Johnson (see Note 2).

12. Discontinued Operations
On February 27, 2012, Stratus sold 7500 Rialto to Lincoln Properties and Greenfield Partners (Lincoln Properties) for $27.0 million. Lincoln Properties paid Stratus $6.7 million ($5.7 million net to Stratus after closing and other costs) in cash and assumed Stratus' outstanding nonrecourse debt (the Lantana Promissory Note) of $20.3 million secured by the property. Stratus is providing a limited guaranty of debt service and other obligations on the Lantana

Promissory Note up to $5.0 million, which will be reduced by $2.5 million on May 1, 2016, until January 1, 2018 (the maturity date for the Lantana Promissory Note). Stratus recognized $5.1 million of its $10.1 million gain on the sale in 2012 and expects the balance to be recorded as its obligations under the limited guaranty are relieved.

The operating results and assets and liabilities for 7500 Rialto are presented in the financial statements as discontinued operations. The operations of 7500 Rialto previously represented a component of the Commercial Leasing segment (see Note 11). The following table presents the results of operations for 7500 Rialto up to and including the sale in February 2012 (in thousands):

Year Ended December 31, 2012
Revenues	$287
Rental property costs	(370)
Interest expense[a]	(198)
Gain on sale	5,146
Provision for income taxes	(60)
Income from discontinued operations	$4,805

a.	Relates to interest on the Lantana Promissory Note and does not include any additional allocations of interest.

13. Subsequent Events
On March 3, 2014, Moffett Holdings redeemed and purchased the membership interest in Moffett Holdings held by LCHM Holdings, LLC (LCHM Holdings). In connection with the redemption, (1) LCHM Holdings received the 625,000 shares of Stratus common stock held by Moffett Holdings and (2) LCHM Holdings entered into an assignment and assumption agreement pursuant to which Moffett Holdings assigned to LCHM Holdings its rights and obligations under the Investor Rights Agreement between Moffett Holdings and Stratus dated as of March 15, 2012.

From January 1, 2014, through March 17, 2014, Stratus purchased 30,900 shares of common stock for $0.5 million, or $17.33 per share, after obtaining lender approval.

Stratus evaluated events after December 31, 2013, and through the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2014 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10. regarding our executive officers appears under "Executive Officers of the Registrant" after Part I, Item 4. "Mine Safety Disclosures."

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2014 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2013

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation. All of our outstanding equity compensation plans were previously approved by our stockholders, and the following plans had shares available for grant as of December 31, 2013: the 2013 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors. The following table presents information regarding these equity compensation plans as of December 31, 2013:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	177,750	[a]	$18.42	191,375	[b]
Equity compensation plans not
approved by security holders	N/A		N/A	N/A
Total	177,750	[a]	18.42	191,375	[b]

a. The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 100,875 restricted stock units. These awards are not reflected in column (b) as they do not have an exercise price.
b. As of December 31, 2013, there were 180,000 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2013 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 8,875 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2010 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 2,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2014 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1).                      Financial Statements.

The consolidated statements of income, comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. "Financial Statements and Supplementary Data."

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

STRATUS PROPERTIES INC.

By:       /s/ William H. Armstrong III
William H. Armstrong III
Chairman of the Board, President
and Chief Executive Officer

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

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
Charles W. Porter

*By:              /s/ William H. Armstrong III
William H. Armstrong III
Attorney-in-Fact

Date:  March 31, 2014

STRATUS PROPERTIES INC.
INDEX TO FINANCIAL STATEMENTS

The schedule listed below should be read in conjunction with the financial statements of Stratus Properties Inc. contained elsewhere in this Annual Report on Form 10-K.

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2013
(In Thousands, except Number of Lots and Acres)

SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2013			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$383	$—	$6,808	$7,191	$—	$7,191	39	—	$—	1988
W Austin Hotel & Residences, Austin, TX	489	—	10,453	10,942	—	10,942	9	—	—	2006
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	9,555	—	46,779	56,334	—	56,334	—	166	—	1988
Lakeway, Austin, TX	4,223	—	1,167	5,390	—	5,390	—	31	—	2013
Circle C, Austin, TX	1,519	—	8,236	9,755	—	9,755	—	155	—	1992
Parkside Village, Austin, TX	93	—	1,334	1,427	—	1,427	—	—	—	1992
Lantana, Austin, TX	1,513	—	2,471	3,984	—	3,984	—	—	—	1994
Land Available for Development[c,d]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	7,983	—	7,567	15,550	—	15,550	—	1,257	—	1988
Circle C, Austin, TX	2,801	—	2,641	5,442	—	5,442	—	335	—	1992
Lantana, Austin, TX	157	—	254	411	—	411	—	43	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXe	8,075	172,399	—	8,075	172,399	180,474	—	—	22,931	2006
Barton Creek Village, Austin, TXf	55	6,388	—	55	6,388	6,443	—	—	1,436	2007
5700 Slaughter, Austin, TXg	969	4,876	—	969	4,876	5,845	—	—	1,115	2008
Parkside Village, Austin, TXh	572	14,887	—	572	14,887	15,459	—	—	1,081	1992
Corporate offices, Austin,TX	—	1,320	—	—	1,320	1,320	—	—	446	N/A
Total	$38,403	$199,870	$87,694	$126,097	$199,870	$325,967	48	1,989	$27,009

a.
Includes individual tracts of land that have been developed and permitted for residential use, condominium units at our W Austin Hotel & Residences project or developed lots with homes already built on them.

b.	Includes real estate that is currently being developed or has received the necessary permits to be developed.

c.	See Note 7 included in Part II, Item 8. of this Annual Report on Form 10-K for a description of assets securing debt.

d.	Includes undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

e.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences project.

f.	Consists of a 22,366-square-foot retail complex representing phase one of Barton Creek Village and a 3,085-square-foot bank building.

g.	Consists of two retail buildings totaling 21,248 square feet and a 4,450-square-foot bank building at the 5700 Slaughter retail complex in the Circle C community.

h.	Consists of a 90,641-square-foot retail complex under development in the Circle C community.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Balance, beginning of year	$349,120	$384,610
Improvements and other	19,791	9,320
Cost of real estate sold	(42,944)	(44,810)
Balance, end of year	$325,967	$349,120

The aggregate net book value for federal income tax purposes as of December 31, 2013 was $340.9 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Balance, beginning of year	$18,380	$9,494
Retirement of assets	(424)	(279)
Depreciation expense	9,053	9,165
Balance, end of year	$27,009	$18,380

Depreciation of buildings and improvements is calculated over estimated lives of 30 to 40 years.

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	By-laws of Stratus Properties Inc., as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1
Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services LLC, as Rights Agent, which includes the Form of Certificate of Designations of Series C Participating Cumulative Preferred Stock, the Form of Right Certificate, and the Summary of Stockholder Rights.
			8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and between Moffett Holdings, LLC and LCHM Holdings, LLC.		13D	000-19989	3/5/2014

10.1	Loan Agreement by and among Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc. and Comerica Bank dated as of December 31, 2012.		8-K	000-19989	1/7/2013

10.2
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($35.0 million revolving line of credit).
			10-K	000-19989	3/29/2013

10.3
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($3.0 million letters of credit).
			10-K	000-19989	3/29/2013

10.4
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($10.0 million construction loan).
			10-K	000-19989	3/29/2013

10.5	Term Loan Agreement by and among CJUF II Stratus Block 21 LLC, Bank of America, N.A., and the lenders party thereto from time to time, dated September 30, 2013.		8-K	000-19989	10/3/2013

10.6	Promissory Note by and between CJUF II Stratus Block 21 LLC and Bank of America, N.A., dated September 30, 2013.		8-K	000-19989	10/3/2013

10.7
Note Modification Agreement by and among CJUF II Stratus Properties Inc., Stratus Properties Inc., Canyon-Johnson Urban Fund II LP and Beal Bank Nevada effective as of June 30, 2010 (paid in full in September 2013).
			10-Q	000-19989	8/16/2010

10.8	Amended and Restated Construction Loan Agreement dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada (paid in full in September 2013).		10-Q	000-19989	11/6/2009

10.9	Amended and Restated Promissory Note dated October 21, 2009, by and between CJUF II Stratus Block 21 LLC and Beal Bank Nevada (paid in full in September 2013).		10-Q	000-19989	11/6/2009

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.10	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($5.0 million loan).		8-K	000-19989	9/12/2012

10.11	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($5.0 million loan).		10-Q	000-19989	5/15/2013

10.12	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006 ($5.0 million loan).		10-K	000-19989	3/16/2007

10.13	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($3.0 million loan).		8-K	000-19989	9/12/2012

10.14	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($3.0 million loan).		10-Q	000-19989	5/15/2013

10.15	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006 ($3.0 million loan).		10-K	000-19989	3/16/2007

10.16	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($8.0 million loan).		8-K	000-19989	9/12/2012

10.17	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($8.0 million loan).		10-Q	000-19989	5/15/2013

10.18
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-II ($8.0 million loan).
			10-K	000-19989	3/16/2007

10.19	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.20	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).		10-Q	000-19989	5/15/2013

10.21	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

10.22	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.23	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).		10-Q	000-19989	5/15/2013

10.24	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.25	Construction Loan Agreement by and between Tract 107, L.L.C. and Comerica Bank dated as of May 17, 2011.		10-Q	000-19989	8/15/2011

10.26	Fifth Modification and Extension Agreement by and among Tract 107, L.L.C., Stratus Properties Inc. and Comerica Bank effective as of December 12, 2013.		8-K	000-19989	12/18/2013

10.27	Amended and Restated Promissory Note by and between Tract 107, L.L.C. and Comerica Bank effective as of December 12, 2013.		8-K	000-19989	12/18/2013

10.28	Stock Purchase Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

10.29	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.30	Loan Agreement by and between CJUF II Stratus Block 21 LLC and Hunter's Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.31	Promissory Note by and between CJUF II Stratus Block 21 LLC and Hunter's Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.32	Profits Interest Agreement by and between CJUF II Stratus Block 21 LLC and Hunter's Glen/Ford Investments I LLC effective as of March 31, 2010.		10-Q	000-19989	5/17/2010

10.33
Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III, effective as of November 1, 2011 ($7.0 million loan paid in full in September 2012).
			8-K	000-19989	3/20/2012

10.34
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-III ($7.0 million loan paid in full in September 2012).
			10-K	000-19989	3/16/2007

10.35
Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-III, effective as of November 1, 2011 ($2.0 million loan paid in full in September 2012).
			8-K	000-19989	3/20/2012

10.36
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc.-III ($2.0 million loan paid in full in September 2012).
			10-Q	000-19989	8/9/2007

10.37*	Stratus Properties Inc. 2013 Stock Incentive Plan		8-K	000-19989	5/30/2013

10.38*	Stratus Properties Inc. 2010 Stock Incentive Plan		8-K	000-19989	8/12/2010

10.39*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. 2002 and 2010 Stock Incentive Plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.40*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2002 and 2010 Stock Incentive Plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.41*	Form of Notice of Grant of Restricted Stock Units under the 2010 Stock Incentive Plan for Non-Employee Director Grants (adopted August 2012).		10-K	000-19989	3/29/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.42*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.43*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.44*	Stratus Properties Inc. 2002 Stock Incentive Plan, as amended and restated.		10-Q	000-19989	5/10/2007

10.45*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. 2002 Stock Incentive Plan.		10-Q	000-19989	8/12/2005

10.46*	Form of Restricted Stock Unit Agreement under the Stratus Properties Inc. 2002 Stock Incentive Plan.		10-Q	000-19989	5/10/2007

10.47*	Stratus Properties Inc. Director Compensation.	X

10.48*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2013.		8-K	000-19989	4/15/2013

10.49*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2013.		8-K	000-19989	4/15/2013

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	3/30/2004

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

E-4