Form 10-Q
period 2014-03-31
STRATUS PROPERTIES INC
filed 2014-05-15
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

On April 30, 2014, there were issued and outstanding 8,029,353 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$19,760	$21,307
Restricted cash	3,145	5,077
Real estate held for sale	24,026	18,133
Real estate under development	76,660	76,891
Land available for development	21,567	21,404
Real estate held for investment, net	180,675	182,530
Investment in unconsolidated affiliates	3,833	4,427
Other assets	18,213	17,174
Total assets	$347,879	$346,943

LIABILITIES AND EQUITY
Accounts payable	$6,494	$5,143
Accrued liabilities	5,602	9,360
Debt	153,241	151,332
Other liabilities and deferred gain	12,208	11,792
Total liabilities	177,545	177,627

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	91
Capital in excess of par value of common stock	203,822	203,724
Accumulated deficit	(59,627)	(60,724)
Accumulated other comprehensive loss	(167)	(22)
Common stock held in treasury	(20,174)	(19,448)
Total Stratus stockholders’ equity	123,945	123,621
Noncontrolling interests in subsidiaries	46,389	45,695
Total equity	170,334	169,316
Total liabilities and equity	$347,879	$346,943

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Real estate operations	$5,431	$18,862
Hotel	10,812	10,079
Entertainment	5,487	3,208
Commercial leasing	1,569	1,310
Total revenues	23,299	33,459
Cost of sales:
Real estate operations	3,818	15,952
Hotel	7,632	7,274
Entertainment	4,021	2,456
Commercial leasing	701	662
Depreciation	2,247	2,230
Total cost of sales	18,419	28,574
Insurance settlement	(530)	—
General and administrative expenses	2,062	1,764
Total costs and expenses	19,951	30,338
Operating income	3,348	3,121
Interest expense, net	(849)	(2,299)
Loss on interest rate cap agreement	(81)	—
Other income, net	19	1,250
Income before income taxes and equity in unconsolidated affiliates' income (loss)	2,437	2,072
Equity in unconsolidated affiliates' income (loss)	681	(38)
Provision for income taxes	(226)	(203)
Net income	2,892	1,831
Net income attributable to noncontrolling interests in subsidiaries	(1,795)	(678)
Net income attributable to Stratus common stock	$1,097	$1,153

Basic and diluted net income per share attributable to Stratus common stock	$0.14	$0.14

Weighted-average shares of common stock outstanding:
Basic	8,050	8,105
Diluted	8,101	8,134

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$2,892	$1,831

Other comprehensive loss, net of taxes:
Loss on interest rate swap agreement	(206)	—
Other comprehensive loss	(206)	—

Total comprehensive income	2,686	1,831
Total comprehensive income attributable to noncontrolling interests	(1,734)	(678)
Total comprehensive income attributable to Stratus common stock	$952	$1,153

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flow from operating activities:
Net income	$2,892	$1,831
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,247	2,230
Cost of real estate sold	2,584	12,585
Stock-based compensation	98	71
Equity in unconsolidated affiliates' (income) loss	(681)	38
Deposits	(603)	(225)
Development of real estate properties	(7,991)	(3,668)
Recovery of land previously sold	—	(485)
Municipal utility districts reimbursement	—	208
Decrease (increase) in other assets	881	(2,369)
Decrease in accounts payable, accrued liabilities and other	(1,904)	(529)
Net cash (used in) provided by operating activities	(2,477)	9,687

Cash flow from investing activities:
Capital expenditures	(488)	(70)
Return of investment in unconsolidated affiliate	1,275	—
Net cash provided by (used in) investing activities	787	(70)

Cash flow from financing activities:
Borrowings from credit facility	3,500	3,000
Payments on credit facility	(1,171)	(9,447)
Borrowings from project loan	—	9
Payments on project and term loans	(420)	(227)
Noncontrolling interests distributions	(1,040)	(103)
Repurchase of treasury stock	(536)	(371)
Net payments for stock-based awards	(190)	(73)
Net cash provided by (used in) financing activities	143	(7,212)
Net (decrease) increase in cash and cash equivalents	(1,547)	2,405
Cash and cash equivalents at beginning of year	21,307	12,784
Cash and cash equivalents at end of period	$19,760	$15,189

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit		Held in Treasury			Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	31	(536)	(536)	—	(536)
Exercised and issued stock-based awards	31	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	98	—	—	—	—	98	—	98
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Total comprehensive income (loss)	—	—	—	1,097	(145)	—	—	952	1,734	2,686
Balance at March 31, 2014	9,107	$91	$203,822	$(59,627)	$(167)	1,072	$(20,174)	$123,945	$46,389	$170,334

Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	$—	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	—	37	(371)	(371)	—	(371)
Exercised and issued stock-based awards	31	1	25	—	—	—	—	26	—	26
Stock-based compensation	—	—	71	—	—	—	—	71	—	71
Tender of shares for stock-based awards	—	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,203)	(4,203)
Total comprehensive income	—	—	—	1,153	—	—	—	1,153	678	1,831
Balance at March 31, 2013	9,068	$91	$203,394	$(62,156)	$—	985	$(18,862)	$122,467	$83,683	$206,150

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2013 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the first-quarter periods. Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the first-quarter periods. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net income	$2,892	$1,831
Net income attributable to noncontrolling interests in subsidiaries	(1,795)	(678)
Net income attributable to Stratus common stock	$1,097	$1,153

Weighted-average shares of common stock outstanding	8,050	8,105
Add shares issuable upon exercise or vesting of:
Dilutive stock options	15	6	[a]
Restricted stock units	36	23

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,101	8,134

Diluted net income per share attributable to Stratus common stock	$0.14	$0.14
a. Excludes shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method totaling approximately 3,000 shares.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the first-quarter periods are excluded from the computation of diluted net income per share of common stock. Excluded were approximately 28,100 stock options with a weighted-average exercise price of $27.20 for first-quarter 2014 and 68,100 stock options with a weighted-average exercise price of $20.41 for first-quarter 2013.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Block 21 Joint Venture, and Canyon-Johnson has an approximate 60 percent interest in the Block 21 Joint Venture. As of March 31, 2014, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions in first-quarter 2014 totaled $0.8 million to Stratus and $1.0 million to Canyon-Johnson. As of March 31, 2014, inception-to-date distributions totaled $45.4 million for Stratus and $51.6 million for Canyon-Johnson. During April 2014, the Block 21
Joint Venture made distributions totaling $1.9 million to Stratus and $2.5 million to Canyon-Johnson. The Block 21 Joint Venture is consolidated in Stratus’ financial statements based on its assessment that the Block 21 Joint Venture is a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus will continue to periodically evaluate which entity is the primary beneficiary of the Block 21 Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2013 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Block 21 Joint Venture (in thousands):

	March 31,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$16,234	$13,192
Restricted cash	3,140	5,069
Real estate held for sale	9,891	10,942
Real estate held for investment, net	155,830	157,541
Other assets	9,060	7,631
Total assets	194,155	194,375
Liabilities:
Accounts payable	4,044	3,428
Accrued liabilities	4,365	6,856
Debt	99,386	99,754
Other liabilities	5,599	4,761
Total liabilities	113,394	114,799
Net assets	$80,761	$79,576

Profits and losses between partners in a real estate venture should be allocated based on how changes in net assets of the venture would affect cash payments to the investors over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date. As of March 31, 2014, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

4. Joint Venture with LCHM Holdings, LLC
On February 28, 2011, Stratus entered into a joint venture (the Parkside Village Joint Venture) with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C community. On March 3, 2014, Moffett Holdings redeemed and purchased the membership interest in Moffett Holdings held by LCHM Holdings, LLC (LCHM Holdings). In connection with the redemption, (1) LCHM Holdings received the 625,000 shares of Stratus common stock held by Moffett Holdings and (2) LCHM Holdings entered into an assignment and assumption agreement pursuant to which Moffett Holdings assigned to LCHM Holdings its rights and obligations under the Investor Rights Agreement between Moffett Holdings and Stratus dated as of March 15, 2012. See Note 3 of the Stratus 2013 Form 10-K for further discussion.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$270	$270	$351	$351
Liabilities:
Interest rate swap agreement	238	238	32	32
Debt	153,241	153,590	151,332	151,584

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the Bank of America loan agreement (the BoA Loan), at 1 percent for the first year the BoA Loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

Interest Rate Swap Agreement. On December 13, 2013, the Parkside Village Joint Venture entered into an interest rate swap agreement with Comerica Bank that effectively converts the Parkside Village loan's variable rate from one-month LIBOR to a fixed rate of 2.3 percent. With the interest rate swap agreement in place, the Parkside Village Joint Venture's interest cost on the Parkside Village loan will be 4.8 percent through the December 31, 2020, maturity date. Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6.	INTEREST AND EQUITY TRANSACTIONS
Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $1.7 million for first-quarter 2014 and $3.1 million for first-quarter 2013. Stratus' capitalized interest costs totaled $0.8 million for each of the first-quarters of 2014 and 2013. Capitalized interest costs for first-quarter 2014 and 2013 primarily related to development activities at properties in Barton Creek, Circle C and Lakeway, Texas.

Common Stock Repurchases. During first-quarter 2014, Stratus purchased 30,900 shares of its common stock for $0.5 million ($17.33 per share). Stratus obtained lender approval for these repurchases. See Note 9 of the Stratus 2013 Form 10-K for further discussion of common stock repurchases permitted under debt agreements.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2013 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets and considered available positive and negative evidence, giving greater weight to losses in recent years, the absence of taxable income in the carry back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at March 31, 2014, and December 31, 2013.

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

The difference between Stratus’ consolidated effective income tax rate for the first quarters of 2014 and 2013, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the realization of deferred tax assets for first-quarter 2014 and additional valuation allowances recorded against deferred tax assets for first-quarter 2013.

8.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and undeveloped), which consists of its properties in the Barton Creek community, the Circle C community, Lantana, and Lakeway, Texas, and the condominium units at the W Austin Hotel & Residences project.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC.

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village, and 5700 Slaughter and Parkside Village in the Circle C community.

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates parent company general and administrative expenses that do not directly relate to a particular operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel & Residences project are allocated to the Real Estate Operations, Hotel, Entertainment and Commercial Leasing segments based on projected annual revenues for the W Austin Hotel & Residences project. The following segment information reflects management’s determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended March 31, 2014:
Revenues:
Unaffiliated customers	$5,431	$10,812	$5,487	$1,569	$—	$23,299
Intersegment	23	130	7	123	(283)	—
Cost of sales, excluding depreciation	3,870	7,632	4,069	725	(124)	16,172
Depreciation	56	1,473	319	435	(36)	2,247
Insurance settlement	(530)	—	—	—	—	(530)
General and administrative expenses	1,628	72	27	501	(166)	2,062
Operating income	$430	$1,765	$1,079	$31	$43	$3,348
Capital expenditures[c]	$7,991	$49	$32	$407	$—	$8,479
Total assets at March 31, 2014	141,617	113,742	49,846	48,834	(6,160)	347,879

Three Months Ended March 31, 2013:
Revenues:
Unaffiliated customers	$18,862	$10,079	$3,208	$1,310	$—	$33,459
Intersegment	14	82	8	131	(235)	—
Cost of sales, excluding depreciation	15,980	7,280	2,489	682	(87)	26,344
Depreciation	64	1,477	307	419	(37)	2,230
General and administrative expenses	1,503	74	23	302	(138)	1,764
Operating income	$1,329	$1,330	$397	$38	$27	$3,121
Capital expenditures[c]	$3,668	$1	$9	$60	$—	$3,738
Total assets at March 31, 2013	167,496	118,479	44,795	47,081	(6,686)	371,165

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the Block 21 Joint Venture (see Note 3).

c.	Also includes purchases and development of residential real estate held for sale.

9.	NEW ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU), which revises the guidance for reporting discontinued operations. This ASU amends the definition of a discontinued
operation and requires additional disclosures about disposal transactions that do not meet the definition of a discontinued operation. For public entities, this ASU is effective for annual periods beginning on or after December
15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.
Stratus adopted this ASU in first-quarter 2014.

10.	SUBSEQUENT EVENTS
From April 1, 2014 through April 30, 2014, Stratus purchased 6,000 shares of its common stock for $0.1 million ($16.90 per share). Stratus obtained lender approval for these repurchases.

Stratus evaluated events after March 31, 2014, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with discussion and analysis of financial results contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of our future operating results. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements,” unless otherwise stated.

We are engaged in the acquisition, development, management, operation and/or sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located in Texas, primarily in the Austin and central-Texas areas. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 8 for further discussion of our operating segments.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units, under development acreage and undeveloped acreage as of March 31, 2014, that comprise our principal real estate development projects are presented in the following table.

			Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	31	166	—	166	512	327	418	1,257	1,423
Circle C	57	—	23	23	—	36	228	264	287
Lantana	—	—	—	—	—	—	43	43	43
Lakeway	—	—	—	—	—	—	32	32	32
W Austin Residences	7	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	95	166	23	189	512	363	723	1,598	1,787

Our principal residential holdings at March 31, 2014, included developed lots at Barton Creek and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at March 31, 2014, in addition to the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village, which are both in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units, and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The office space totals 39,328 square feet and the retail space totals 18,362 square feet. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

For first-quarter 2014, our revenues totaled $23.3 million and our net income attributable to common stock totaled $1.1 million, compared with revenues of $33.5 million and net income attributable to common stock of $1.2 million for first-quarter 2013. The decrease in revenues primarily relates to a decrease in condominium unit sales at the W Austin Residences as inventory has declined. Only seven units remained available for sale at March 31, 2014. The results for first-quarter 2014 included a gain of $0.5 million associated with an insurance settlement. The results for first-quarter 2013 included a gain of $1.5 million associated with the sale of a 16-acre tract of land at Lantana.

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to create value for our shareholders by methodically developing high-quality residential and commercial projects using our existing assets and selectively pursuing new development opportunities. We believe that Austin, and other Texas markets, continue to be desirable. Many of our developments are in unique locations where development approvals have historically been subject to regulatory constraints, making it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and, as a result, we believe that through strategic planning and development, we can maximize and fully exploit their value. Additionally, we believe the W Austin Hotel sets a high standard for contemporary luxury in downtown Austin and competes favorably with other hotels and resorts in our geographic market. Our entertainment operations provide quality live music experiences that create awareness for our ACL Live venue and brand, enhancing the overall value of the W Austin Hotel & Residences project. Our current focus is to proceed with the development of our properties, to seek new opportunities to acquire additional properties for potential mixed-use and retail development projects, including with strategic partners where beneficial, and to continue to effectively operate our hotel and entertainment businesses.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. As of March 31, 2014, we had $32.7 million of availability under our revolving line of credit with Comerica Bank (the Comerica credit facility) and $2.5 million in cash and cash equivalents available for use in our real estate operations, excluding $1.1 million of cash associated with the joint venture with LCHM Holdings, LLC for the development of Parkside Village (the Parkside Village Joint Venture) and $16.2 million of cash associated with the W Austin Hotel & Residences project. In first-quarter 2014 the joint venture for the W Austin Hotel & Residences project, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), paid $0.8 million in distributions to Stratus and $1.0 million to Canyon-Johnson Urban Fund II, L.P., Stratus' joint venture partner.
Although we have near-term debt maturities and significant recurring costs, including property taxes, maintenance and marketing, we believe we have sufficient liquidity to address our near term requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our 2013 Form 10-K for further discussion.

DEVELOPMENT ACTIVITIES

Residential. As of March 31, 2014, the number of our residential developed lots/units, lots under development and potential development by area are shown below (excluding lots associated with our unconsolidated joint venture with Trammell Crow Central Texas Development, Inc. relating to Crestview Station (the Crestview Station Joint Venture):

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	7	—	—	7
Barton Creek:
Calera:
Verano Drive	6	—	—	6
Amarra Drive:
Phase II Lots	25	—	—	25
Phase III Lots	—	64	—	64
Townhomes	—	—	214	214
Section N Multi-family	—	—	1,860	1,860
Other Barton Creek Sections	—	—	155	155
Circle C:
Meridian	57	—	—	57
Tract 101	—	—	240	240
Tract 102	—	—	56	56
Total Residential Lots/Units	95	64	2,525	2,684

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City of Austin (the city). Those governmental agencies may either not approve one or more development plans and permit applications related to such properties or require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects on some of these properties, they are not considered to be “under development” for disclosure in this table unless other development activities necessary to fully realize the properties’ intended final use are in progress or scheduled to commence in the near term.

b.	Owned through a joint venture.

W Austin Hotel & Residences project.  Delivery of the first condominium units began in January 2011. As of March 31, 2014, sales of 152 of the 159 condominium units had closed for $176.0 million (including 2 units for $1.7 million in first-quarter 2014). In April 2014, we sold one condominium unit for $2.7 million.

Barton Creek.

Calera. Calera is a residential subdivision with plat approval for 155 lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. During first-quarter 2014, we sold three Verano Drive lots and as of March 31, 2014, six lots remain unsold. During April 2014, we sold two Verano Drive lots, and as of April 30, 2014, we had three lots under contract.

Amarra Drive. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. During late 2013, we commenced development of Amarra Phase III, which consists of 64 lots on 166 acres. During first-quarter 2014, we sold five Phase II lots and as of March 31, 2014, 25 lots remain unsold. During April 2014, we sold two Phase II lots, and as of April 30, 2014, two lots were under contract.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consists of 57 one-acre lots, was completed in first-quarter 2014.

Commercial. As of March 31, 2014, the number of square feet of our commercial property developed, under development and our remaining entitlements (i.e., potential development) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	77,641	12,543	—	90,184
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	186,480	12,543	2,801,938	3,000,961

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

W Austin Hotel & Residences. The project has 39,328 square feet of leasable office space, including 9,000 square feet for our corporate office. As of March 31, 2014, occupancy for the office space was 91 percent, with leasing activities for the remaining office space ongoing. The project also has 18,362 square feet of leasable retail space, all of which was leased and occupied as of March 31, 2014.

Barton Creek. The first phase of the Barton Creek Village consists of a 22,366-square-foot retail complex including a 3,085-square-foot bank building. As of March 31, 2014, occupancy was 100 percent for the retail complex and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of March 31, 2014, aggregate occupancy for the two retail buildings was approximately 91 percent.

The Circle C community also includes Parkside Village, a 90,184-square-foot retail project, which is currently under construction. This retail project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings including a 14,926-square-foot building, a 10,175-square-foot building, an 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into the Parkside Village Joint Venture, obtained final permits and entitlements and began construction. Construction of the final two buildings at Parkside Village is expected to be completed in October 2014. As of March 31, 2014, occupancy of the completed 77,641 square feet was 95 percent. The remaining buildings under development, the 8,043-square-foot building and the 4,500-square-foot building, are fully pre-leased.

Lantana. Lantana is a partially developed, mixed-use real estate development project. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of March 31, 2014, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 43 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Unconsolidated Affiliate.

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, which is located on the site of a commuter line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The results of the first three closings are shown below (in millions, except lots closed).

Closing Date	Lots Closed	Sale Price	Gross Profit
April 2012	73	$3.8	$0.4
May 2013	59	3.4	0.7
March 2014	59	3.5	0.8

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

The following table summarizes our results (in thousands):

	First-Quarter
	2014	2013
Operating income:
Real estate operations	$430	$1,329
Hotel	1,765	1,330
Entertainment	1,079	397
Commercial leasing	31	38
Eliminations and other	43	27
Operating income	$3,348	$3,121
Interest expense, net	$(849)	$(2,299)
Net income	$2,892	$1,831
Net income attributable to noncontrolling interests in subsidiaries	$(1,795)	$(678)
Net income attributable to Stratus common stock	$1,097	$1,153

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 8 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our real estate operations operating results (in thousands):

	First-Quarter
	2014	2013
Revenues:
Developed property sales	$5,349	$16,658
Undeveloped property sales	—	2,100
Commissions and other	105	118
Total revenues	5,454	18,876
Cost of sales, including depreciation	3,926	16,044
Insurance settlement	(530)	—
General and administrative expenses	1,628	1,503
Operating income	$430	$1,329

Developed Property Sales. Developed property sales for first-quarter 2014 and 2013 included the following (dollars in thousands):

	First-Quarter
	2014			2013
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost Per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	2	$1,720	$698	10	$13,986	$1,217

Barton Creek
Calera:
Verano Drive	3	1,154	187	7	2,049	171
Calera Drive	—	—	—	1	218	131
Amarra Drive:
Phase II Lots	5	2,475	203	—	—	—
Mirador Estate	—	—	—	1	405	264

Total Residential	10	$5,349		19	$16,658

The decrease in developed units/lots sales and revenues in first-quarter 2014 primarily resulted from a decrease in condominium unit sales at the W Austin Residences as inventory has declined. In April 2014, we sold one condominium unit at the W Austin Residences, leaving six units available for sale.

Undeveloped Property Sales. During first-quarter 2013, we sold a 16-acre tract at Lantana for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Commissions and Other. Commissions and other primarily includes design fees and sales of our development fee credits to third parties and totaled $0.1 million in each of first-quarter 2014 and 2013. We received these development fee credits as part of the Circle C settlement (see Note 10 of our 2013 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility districts (MUD) reimbursements. Cost of sales totaled $3.9 million for first-quarter 2014, compared with $16.0 million for first-quarter 2013. The decrease in cost of sales in first-quarter 2014, compared with first-quarter 2013, primarily reflects fewer condominium unit sales at the W Austin Residences. Cost of sales for our real estate operations also includes significant, recurring costs (including property taxes, maintenance and marketing), which totaled $1.0 million for first-quarter 2014 and $1.5 million for first-quarter 2013. The decrease in these recurring costs for first-quarter 2014, compared with first-quarter 2013, primarily reflects lower property taxes as a result of lower condominium unit inventory at the W Austin Residences.

General and Administrative Expenses. Consolidated general and administrative expenses totaled approximately $2.1 million in first-quarter 2014, compared with $1.8 million in first-quarter 2013. The increase in first-quarter 2014, compared with first-quarter 2013, primarily relates to increased personnel costs. General and administrative expenses allocated to real estate operations totaled $1.6 million for first-quarter 2014, compared with $1.5 million for first-quarter 2013. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Hotel
The following table summarizes our hotel operating results (in thousands):

	First-Quarter
	2014	2013
Hotel revenue	$10,942	$10,161
Hotel cost of sales, excluding depreciation	7,632	7,280
Depreciation	1,473	1,477
General and administrative expenses	72	74
Operating income	$1,765	$1,330

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $309 for first-quarter 2014, compared with $278 for first-quarter 2013. The increase in hotel revenue in first-quarter 2014, compared with first-quarter 2013, primarily reflects higher room rates and increased food and beverage sales.

Hotel Cost of Sales.  Hotel operating costs totaled $7.6 million in first-quarter 2014, compared with $7.3 million in first-quarter 2013. The increase in hotel cost of sales in first-quarter 2014, compared with first-quarter 2013, primarily reflects increased variable costs, including labor and marketing.

Entertainment
The following table summarizes our entertainment operating results (in thousands):

	First-Quarter
	2014	2013
Entertainment revenue	$5,494	$3,216
Entertainment cost of sales, excluding depreciation	4,069	2,489
Depreciation	319	307
General and administrative expenses	27	23
Operating income	$1,079	$397

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live and includes the following for ACL Live: ticket sales; revenue from private events; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions (the Stageside Productions Joint Venture). The increase in Entertainment revenue for first-quarter 2014, compared with first-quarter 2013, primarily resulted from higher private event revenue related to events hosted during Austin's South by Southwest (SXSW) music festival, including the iTunes Festival at ACL Live.

Certain key operating statistics relevant to the concert and event hosting industry are included below to provide additional information regarding the operating performance of ACL Live.

	First-Quarter
	2014	2013
Events:
Events hosted	45	47
Estimated attendance	52,200	53,300
Ancillary net revenue per attendee	$53.26	$38.43
Ticketing:
Number of tickets sold	36,200	31,000
Gross value of tickets sold (in thousands)	$1,744	$1,601

Entertainment Cost of Sales. Entertainment operating costs totaled $4.1 million in first-quarter 2014, compared with $2.5 million in first-quarter 2013. The increase in entertainment operating costs in first-quarter 2014, compared with first-quarter 2013, primarily reflects costs associated with private events hosted during SXSW, including the iTunes Festival at ACL Live.

Commercial Leasing
The following table summarizes our commercial leasing operating results (in thousands):

	First-Quarter
	2014	2013
Rental revenue	$1,692	$1,441
Rental cost of sales, excluding depreciation	725	682
Depreciation	435	419
General and administrative expenses	501	302
Operating income	$31	$38

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at Parkside Village, the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C Community. The increase in rental revenue in first-quarter 2014, compared with first-quarter 2013, primarily reflects increased occupancy at Parkside Village and the W Austin Hotel & Residences project.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $1.7 million in first-quarter 2014, compared with $3.1 million in first-quarter 2013. The decrease in interest expense in first-quarter 2014, compared with first-quarter 2013, primarily reflects lower average interest rates associated with refinancing transactions. Capitalized interest totaled $0.8 million in each of first-quarter 2014 and 2013 and is primarily related to development activities at properties in Barton Creek, Circle C and Lakeway, Texas.

Other Income, net. We recorded other income of less than $0.1 million in first-quarter 2014 and $1.3 million in first-quarter 2013. The decrease in other income in first-quarter 2014, compared with first-quarter 2013, primarily reflects interest received in connection with a Barton Creek MUD reimbursement in first-quarter 2013.

Equity in Unconsolidated Affiliates' Income (Loss). We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net income (loss) of these entities totaled $0.7 million in first-quarter 2014, compared with less than $(0.1) million in first-quarter 2013. The increase in first-quarter 2014, compared with first-quarter 2013, resulted from the third closing in the take-down agreement between Crestview Station and DR Horton and events hosted by Stump Fluff during SXSW.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for each of first-quarter 2014 and 2013. Our tax provision for both quarters includes the Texas state margin tax. The difference between our consolidated effective income tax rate for each of the first quarters of 2014 and 2013, compared to the U.S. federal statutory tax rate of 35 percent is primarily attributable to the realization of deferred tax assets.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $1.8 million for first-quarter 2014, compared with $0.7 million for first-quarter 2013.

The increase in net income attributable to noncontrolling interests in subsidiaries for first-quarter 2014, compared with first-quarter 2013, primarily relates to the W Austin Hotel & Residences project and the related lower debt costs (see Note 3 for further discussion).

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties. However, we believe that the unique nature and location of our assets will provide us positive cash flows. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of First-Quarter 2014 and 2013 Cash Flows
Cash (used in) provided by operating activities totaled $(2.5) million during first-quarter 2014, compared with $9.7 million during first-quarter 2013. The decrease in operating cash flows is primarily related to an $11.3 million decrease in developed property sales principally resulting from lower condominium unit sales at the W Austin Residences as inventory has declined. Expenditures for purchases and development of real estate properties totaled $8.0 million during first-quarter 2014 and $3.7 million during first-quarter 2013, and primarily included development costs for our Barton Creek properties.

Cash provided by (used in) investing activities totaled $0.8 million during first-quarter 2014, compared with $(0.1) million during first-quarter 2013. Stratus received distributions from Crestview Station totaling $1.3 million in first-quarter 2014.

Cash provided by (used in) financing activities totaled $0.1 million for first-quarter 2014, compared with $(7.2) million for first-quarter 2013. During first-quarter 2014, net borrowings on the Comerica credit facility totaled $2.3 million, compared with net payments of $6.4 million in first-quarter 2013. Noncontrolling interest distributions for the Block 21 Joint Venture and the Parkside Village Joint Venture totaled $1.0 million for first-quarter 2014, compared with distributions for the Parkside Village Joint Venture of $0.1 million for first-quarter 2013. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2014.

Credit Facility and Other Financing Arrangements
At March 31, 2014, we had total debt of $153.2 million, compared with $151.3 million at December 31, 2013. Our debt outstanding at March 31, 2014, consisted of the following:

•	$99.4 million outstanding under the Bank of America (BoA) loan, which is secured by certain property and assets related to the W Austin Hotel & Residences, excluding the remaining condominium units.

•
$23.0 million outstanding under the five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•	$17.7 million outstanding under a $19.7 million construction loan, which is secured by the assets at Parkside Village.

•	$5.0 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$4.3 million outstanding under a term loan, which is secured by Barton Creek Village.

•
$2.3 million outstanding under the $48 million Comerica credit facility, which is comprised of a $35 million revolving loan, $32.7 million of which was available at March 31, 2014; a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed); and a $10 million construction loan, with no amounts outstanding ($1.4 million of letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing.

•	$1.6 million outstanding under a term loan, which is secured by land in Lakeway, Texas.

The Comerica credit facility and our ASIP unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of March 31, 2014, Stratus' total stockholders' equity was $123.9 million.

The following table summarizes our debt maturities as of March 31, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
BoA Loan[a]	$1,119	$1,564	$96,703	$—	$—	$—	$99,386
ASIP Loans	—	15,000	8,000	—	—	—	23,000
Parkside Village Loan	—	480	480	480	480	15,752	17,672
5700 Slaughter Loan	70	4,978	—	—	—	—	5,048
Barton Creek Village Loan[b]	4,256	—	—	—	—	—	4,256
Comerica Credit Facility[c]	2,329	—	—	—	—	—	2,329
Lakeway Center Loan	—	1,550	—	—	—	—	1,550
Total	$7,774	$23,572	$105,183	$480	$480	$15,752	$153,241

a.	The Block 21 Joint Venture has the option to extend the maturity date for up to three additional one-year terms.

b.	The loan matures in June 2014.

c.	The facility matures in November 2014.

Stratus expects to repay or refinance its near-term debt maturities in the normal course of business.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to service our debt and the availability of financing, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reduction in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or their failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, weather-related risks and other factors described in more detail under “Risk Factors” in Part I, Item 1A. of our 2013 Form 10-K.

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

Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock we repurchased during the three months ended March 31, 2014.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares that May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
January 1 to 31, 2014	—	$—	—	1,031,655
February 1 to 28, 2014	30,900	$17.33	30,900	1,000,755
March 1 to 31, 2014	—	$—	—	1,000,755
Total	30,900	$17.33	30,900

a.
In February 2001, our Board of Directors (the Board) approved an open market share purchase program for up to 0.7 million shares of our common stock. The program does not have an expiration date. In November 2013, the Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock.

Stratus' loan agreements with Comerica Bank and American Strategic Income Portfolio require approval for any common stock repurchases.

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: May 15, 2014

S-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A	000-19989	8/26/2010

3.2	By-laws of Stratus Properties Inc., as amended as of November 6, 2007.		10-Q	000-19989	8/11/2008

4.1
Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Shareowner Services LLC, as Rights Agent, which includes the Form of Certificate of Designations of Series C Participating Cumulative Preferred Stock, the Form of Right Certificate, and the Summary of Stockholder Rights.
			8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and between Moffett Holdings, LLC and LCHM Holdings, LLC.		13D	000-19989	3/5/2014

10.1	Stratus Properties Inc. Director Compensation.		10-K	000-19989	3/31/2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1