Form 10-Q
period 2014-06-30
STRATUS PROPERTIES INC
filed 2014-08-14
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

On July 31, 2014, there were issued and outstanding 8,029,353 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$24,260	$21,307
Restricted cash	4,550	5,077
Real estate held for sale	20,233	18,133
Real estate under development	93,973	76,891
Land available for development	21,351	21,404
Real estate held for investment, net	178,577	182,530
Investment in unconsolidated affiliates	3,520	4,427
Other assets	17,068	17,174
Total assets	$363,532	$346,943

LIABILITIES AND EQUITY
Accounts payable	$6,133	$5,143
Accrued liabilities	6,617	9,360
Debt	168,937	151,332
Other liabilities and deferred gain	12,996	11,792
Total liabilities	194,683	177,627

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	91
Capital in excess of par value of common stock	203,944	203,724
Accumulated deficit	(59,408)	(60,724)
Accumulated other comprehensive loss	(326)	(22)
Common stock held in treasury	(20,275)	(19,448)
Total Stratus stockholders’ equity	124,026	123,621
Noncontrolling interests in subsidiaries	44,823	45,695
Total equity	168,849	169,316
Total liabilities and equity	$363,532	$346,943

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Real estate operations	$6,824	$28,043	$12,255	$46,905
Hotel	10,560	9,816	21,372	19,895
Entertainment	3,513	3,424	9,000	6,632
Commercial leasing	1,624	1,242	3,193	2,552
Total revenues	22,521	42,525	45,820	75,984
Cost of sales:
Real estate operations	4,682	23,833	8,500	39,785
Hotel	7,641	7,538	15,273	14,812
Entertainment	2,515	2,979	6,536	5,435
Commercial leasing	703	685	1,404	1,347
Depreciation	2,225	2,308	4,472	4,538
Total cost of sales	17,766	37,343	36,185	65,917
Insurance settlement	(46)	(1,785)	(576)	(1,785)
General and administrative expenses	1,959	2,014	4,021	3,778
Total costs and expenses	19,679	37,572	39,630	67,910
Operating income	2,842	4,953	6,190	8,074
Interest expense, net	(974)	(2,008)	(1,823)	(4,307)
Loss on interest rate cap agreement	(170)	—	(251)	—
Other income, net	3	95	22	1,345
Income before income taxes and equity in unconsolidated affiliates' income (loss)	1,701	3,040	4,138	5,112
Equity in unconsolidated affiliates' (loss) income	(243)	149	438	111
Provision for income taxes	(194)	(222)	(420)	(425)
Net income	1,264	2,967	4,156	4,798
Net income attributable to noncontrolling interests in subsidiaries	(1,045)	(2,335)	(2,840)	(3,013)
Net income attributable to Stratus common stock	$219	$632	$1,316	$1,785

Basic and diluted net income per share attributable to Stratus common stock	$0.03	$0.08	$0.16	$0.22

Weighted-average shares of common stock outstanding:
Basic	8,030	8,099	8,040	8,102
Diluted	8,068	8,131	8,085	8,133

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$1,264	$2,967	$4,156	$4,798

Other comprehensive loss, net of taxes:
Loss on interest rate swap agreement	(229)	—	(435)	—
Other comprehensive loss	(229)	—	(435)	—

Total comprehensive income	1,035	2,967	3,721	4,798
Total comprehensive income attributable to noncontrolling interests	(975)	(2,335)	(2,709)	(3,013)
Total comprehensive income attributable to Stratus common stock	$60	$632	$1,012	$1,785

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flow from operating activities:
Net income	$4,156	$4,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,472	4,538
Cost of real estate sold	6,081	31,375
Stock-based compensation	220	157
Equity in unconsolidated affiliates' income	(438)	(111)
Deposits	(101)	(113)
Purchases and development of real estate properties	(24,817)	(8,728)
Recovery of land previously sold	—	(485)
Municipal utility district reimbursement	—	208
Decrease (increase) in other assets	1,093	(12,631)
(Decrease) increase in accounts payable, accrued liabilities and other	(1,233)	1,366
Net cash (used in) provided by operating activities	(10,567)	20,374

Cash flow from investing activities:
Capital expenditures	(953)	(632)
Return of investment in (investment in) unconsolidated affiliates	1,345	(700)
Net cash provided by (used in) investing activities	392	(1,332)

Cash flow from financing activities:
Borrowings from credit facility	23,500	9,000
Payments on credit facility	(6,828)	(23,368)
Borrowings from project loans	6,000	1,568
Payments on project and term loans	(5,067)	(443)
Noncontrolling interests distributions	(3,581)	(103)
Repurchase of treasury stock	(637)	(623)
Net payments for stock-based awards	(190)	(72)
Financing costs	(69)	—
Net cash provided by (used in) financing activities	13,128	(14,041)
Net increase in cash and cash equivalents	2,953	5,001
Cash and cash equivalents at beginning of year	21,307	12,784
Cash and cash equivalents at end of period	$24,260	$17,785

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	37	(637)	(637)	—	(637)
Exercised and issued stock-based awards	31	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	220	—	—	—	—	220	—	220
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(3,581)	(3,581)
Total comprehensive income (loss)	—	—	—	1,316	(304)	—	—	1,012	2,709	3,721
Balance at June 30, 2014	9,107	$91	$203,944	$(59,408)	$(326)	1,078	$(20,275)	$124,026	$44,823	$168,849

Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	$—	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	—	52	(623)	(623)	—	(623)
Exercised and issued stock-based awards	31	1	25	—	—	—	—	26	—	26
Stock-based compensation	—	—	157	—	—	—	—	157	—	157
Tender of shares for stock-based awards	—	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(14,328)	(14,328)
Total comprehensive income	—	—	—	1,785	—	—	—	1,785	3,013	4,798
Balance at June 30, 2013	9,068	$91	$203,480	$(61,524)	$—	1,000	$(19,114)	$122,933	$75,893	$198,826

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2013 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the second-quarter periods. Operating results for the three-month and six-month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the second-quarter and six-month periods. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013		2014	2013
Net income	$1,264	$2,967		$4,156	$4,798
Net income attributable to noncontrolling interests in subsidiaries	(1,045)	(2,335)		(2,840)	(3,013)
Net income attributable to Stratus common stock	$219	$632		$1,316	$1,785

Weighted-average shares of common stock outstanding	8,030	8,099		8,040	8,102
Add shares issuable upon exercise or vesting of:
Dilutive stock options	15	8	[a]	15	7	[a]
Restricted stock units	23	24		30	24

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,068	8,131		8,085	8,133

Diluted net income per share attributable to Stratus common stock	$0.03	$0.08		$0.16	$0.22
a. Excludes shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method totaling approximately 1,300 shares for second-quarter 2013 and 1,900 shares for the first six months of 2013.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded were approximately 28,100 stock options with a weighted-average exercise price of $27.20 for the second quarter and first six months of 2014, approximately 63,100 stock options with a weighted-average exercise price of $21.00 per option for second-quarter 2013 and approximately 65,600 stock options with a weighted-average exercise price of $20.69 for the first six months of 2013.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Block 21 Joint Venture, and Canyon-Johnson has an approximate 60 percent interest in the Block 21 Joint Venture. As of June 30, 2014, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions in second-quarter 2014 totaled $1.9 million to Stratus and $2.5 million to Canyon-Johnson. As of June 30, 2014, inception-to-date distributions totaled $47.3 million for Stratus and $54.2 million for Canyon-Johnson. The Block 21 Joint Venture is consolidated in Stratus’ financial statements based on Stratus' assessment that the Block 21 Joint Venture is a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus will continue to periodically evaluate which entity is the primary beneficiary of the Block 21 Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2013 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Block 21 Joint Venture (in thousands):

	June 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$16,544	$13,192
Restricted cash	4,547	5,069
Real estate held for sale	8,107	10,942
Real estate held for investment, net	153,984	157,541
Other assets	7,474	7,631
Total assets	190,656	194,375
Liabilities:
Accounts payable	2,801	3,428
Accrued liabilities	4,775	6,856
Debt	99,017	99,754
Other liabilities	6,021	4,761
Total liabilities	112,614	114,799
Net assets	$78,042	$79,576

Profits and losses among partners in a real estate venture are allocated based on how changes in net assets of the venture would affect cash payments to the partners over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the W Austin Hotel & Residences project will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the W Austin Hotel & Residences project’s cumulative profits or losses are allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date. As of June 30, 2014, the cumulative earnings for the W Austin Hotel & Residences project were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

4. JOINT VENTURE WITH LCHM HOLDINGS, LLC
In 2011, Stratus entered into a joint venture (the Parkside Village Joint Venture) with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C Community. On March 3, 2014, Moffett Holdings redeemed and purchased the membership interest in Moffett Holdings held by LCHM Holdings, LLC (LCHM Holdings). In connection with the redemption, (1) LCHM Holdings received the 625,000 shares of Stratus common stock held by Moffett Holdings and (2) LCHM Holdings entered into an assignment and assumption agreement pursuant to which Moffett Holdings assigned to LCHM Holdings its rights and obligations under the Investor Rights Agreement between Moffett Holdings and Stratus dated as of March 15, 2012. See Note 3 of the Stratus 2013 Form 10-K for further discussion.

5.	FAIR VALUE MEASUREMENTS
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$100	$100	$351	$351
Liabilities:
Interest rate swap agreement	467	467	32	32
Debt	168,937	170,319	151,332	151,584

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the Bank of America loan agreement (the BoA Loan) relating to the W Austin Hotel & Residences project, at 1 percent for the first year the BoA Loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

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
Barton Creek Village Term Loan. On June 27, 2014, Stratus entered into a $6 million term loan agreement with PlainsCapital Bank (the PlainsCapital loan). The PlainsCapital loan matures on June 27, 2024, and is secured by assets at Barton Creek Village. The interest rate is 4.19 percent and payments of principal and interest are due monthly. As required by the PlainsCapital loan, $4.3 million of the proceeds were used to fully repay the existing Barton Creek Village loan, which was scheduled to mature on June 30, 2014.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $1.9 million for second-quarter 2014, $3.0 million for second-quarter 2013, $3.6 million for the six months ended June 30, 2014, and $6.0 million for the six months ended June 30, 2013. Stratus' capitalized interest costs totaled $1.0 million for each of the second quarters of 2014 and 2013, $1.8 million for the six months ended June 30, 2014, and $1.7 million for the six months ended June 30, 2013. Capitalized interest costs for the 2014 and 2013 periods primarily related to development activities at properties in Barton Creek, Circle C and Lakeway, Texas.

Common Stock Repurchases. During the six months ended June 30, 2014, Stratus purchased 36,900 shares of its common stock for $0.6 million ($17.26 per share). Stratus obtained lender approval for these repurchases. See Note 9 of the Stratus 2013 Form 10-K for further discussion of common stock repurchases permitted under Stratus' debt agreements.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2013 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets and considered available positive and negative evidence, giving greater weight to losses in recent years, the absence of taxable income in the carry-back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at June 30, 2014, and December 31, 2013.

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

The difference between Stratus’ consolidated effective income tax rate for the six months of 2014 and 2013, and the U.S. federal statutory tax rate of 35 percent was primarily attributable to the realization of deferred tax assets.

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

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended June 30, 2014:
Revenues:
Unaffiliated customers	$6,824	$10,560	$3,513	$1,624	$—	$22,521
Intersegment	24	99	11	132	(266)	—
Cost of sales, excluding depreciation	4,696	7,642	2,598	727	(122)	15,541
Depreciation	57	1,457	311	438	(38)	2,225
Insurance settlement	(46)	—	—	—	—	(46)
General and administrative expenses	1,465	143	52	445	(146)	1,959
Operating income	$676	$1,417	$563	$146	$40	$2,842
Capital expenditures[c]	$16,826	$27	$—	$438	$—	$17,291
Total assets at June 30, 2014	156,604	113,048	50,054	49,587	(5,761)	363,532

Three Months Ended June 30, 2013:
Revenues:
Unaffiliated customers	$28,043	$9,816	$3,424	$1,242	$—	$42,525
Intersegment	26	50	15	150	(241)	—
Cost of sales, excluding depreciation	23,861	7,532	3,000	705	(63)	35,035
Depreciation	59	1,558	310	418	(37)	2,308
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	1,661	116	51	325	(139)	2,014
Operating income (loss)	$4,273	$660	$78	$(56)	$(2)	$4,953
Capital expenditures[c]	$5,060	$2	$110	$450	$—	$5,622
Total assets at June 30, 2013	165,902	116,750	45,804	46,820	(6,082)	369,194

Six Months Ended June 30, 2014:
Revenues:
Unaffiliated customers	$12,255	$21,372	$9,000	$3,193	$—	$45,820
Intersegment	47	229	18	255	(549)	—
Cost of sales, excluding depreciation	8,566	15,274	6,667	1,452	(246)	31,713
Depreciation	113	2,930	630	873	(74)	4,472
Insurance settlement	(576)	—	—	—	—	(576)
General and administrative expenses	3,093	215	79	946	(312)	4,021
Operating income	$1,106	$3,182	$1,642	$177	$83	$6,190
Capital expenditures[c]	$24,817	$76	$32	$845	$—	$25,770

Six Months Ended June 30, 2013:
Revenues:
Unaffiliated customers	$46,905	$19,895	$6,632	$2,552	$—	$75,984
Intersegment	40	132	23	281	(476)	—
Cost of sales, excluding depreciation	39,841	14,812	5,489	1,387	(150)	61,379
Depreciation	123	3,035	617	837	(74)	4,538
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	3,164	190	74	627	(277)	3,778
Operating income (loss)	$5,602	$1,990	$475	$(18)	$25	$8,074
Capital expenditures[c]	$8,728	$3	$119	$510	$—	$9,360

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the Block 21 Joint Venture (see Note 3).

c.	Also includes purchases and development of residential real estate held for sale.

9.	NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which outlines a single comprehensive model and supersedes most of the current revenue recognition guidance. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is not permitted. Stratus is evaluating this new guidance, but does not expect it to have a significant impact on its current revenue recognition policies.

In April 2014, FASB issued an ASU which revises the guidance for reporting discontinued operations. This ASU amends the definition of a discontinued operation and requires additional disclosures about disposal transactions that do not meet the definition of a discontinued operation. For public entities, this ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Stratus adopted this ASU in first-quarter 2014.

10.	SUBSEQUENT EVENTS
Slaughter Term Loan. On July 18, 2014, Stratus entered into a $7 million term loan agreement with United Heritage Credit Union (the United loan). The United loan matures on July 31, 2024, and is secured by 5700 Slaughter. The interest rate is 4.50 percent through July 31, 2019. Beginning August 1, 2019, and continuing through the maturity date, interest will accrue at the greater of the Prime Interest Rate plus 1.25 percent or 4.95 percent. As required by the United loan, $5.0 million of the proceeds were used to fully repay the existing 5700 Slaughter term loan, which was scheduled to mature on January 31, 2015.

Stratus evaluated events after June 30, 2014, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis of financial condition and results of operations, “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. (Stratus) and all entities owned or controlled by Stratus. You should read the following discussion in conjunction with our financial statements, the related management's discussion and analysis of financial condition and results of operations and the discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) filed with the Securities and Exchange Commission (refer to "Cautionary Statement" of this Form 10-Q for further discussion). The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.

We are a diversified real estate company engaged in the acquisition, development, management, operation and/or sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located in Texas, primarily in the Austin and central-Texas areas. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 8 for further discussion of our operating segments.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units, under development acreage and undeveloped acreage as of June 30, 2014, that comprise our principal real estate development projects are presented in the following table.

			Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	21	166	—	166	512	327	418	1,257	1,423
Circle C	57	—	23	23	—	36	228	264	287
Lantana	—	—	—	—	—	—	43	43	43
Lakeway	—	—	—	—	—	—	40	40	40
W Austin Residences	6	—	—	—	—	—	—	—	—
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	84	166	23	189	512	363	731	1,606	1,795

Our principal residential holdings at June 30, 2014, included developed lots at Barton Creek and the Circle C Community, and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our principal commercial holdings at June 30, 2014, in addition to the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village, which are both in the Circle C Community. See "Development Activities - Commercial" for further discussion.

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

For second-quarter 2014, our revenues totaled $22.5 million and our net income attributable to common stock totaled $0.2 million, compared with revenues of $42.5 million and net income attributable to common stock of $0.6 million for second-quarter 2013. For the first six months of 2014, our revenues totaled $45.8 million and our net income attributable to common stock totaled $1.3 million, compared with revenues of $76.0 million and net income attributable to common stock of $1.8 million for the first six months of 2013. The decrease in revenues primarily relates to a decrease in condominium unit sales at the W Austin Residences as inventory has declined, as well as a decrease in Verano Drive lot sales. Only six condominium units remained available for sale at June 30, 2014. The results for second-quarter 2013 included income of $1.8 million related to an insurance settlement. The results for the first six months of 2014 included income of $0.6 million associated with an insurance settlement. The results for the first six months of 2013 included a gain of $1.5 million associated with the sale of a 16-acre tract of land at Lantana and income of $1.8 million related to an insurance settlement.

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
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. In the first six months of 2014, the joint venture for the W Austin Hotel & Residences project, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), paid $2.6 million in distributions to Stratus and $3.6 million to Canyon-Johnson Urban Fund II, L.P. (Canyon Johnson), Stratus' joint venture partner. As of June 30, 2014, we had $18.3 million of availability under our revolving line of credit with Comerica Bank and $6.9 million in cash and cash equivalents available for use in our real estate operations, excluding cash balances held at our joint ventures, as shown below (in thousands):

Cash and cash equivalents	$24,260
Less: Block 21 Joint Venture cash	16,544
Less: Parkside Village Joint Venture cash	838
Net cash available	$6,878

Although we have near-term debt maturities and significant recurring costs, including property taxes, maintenance and marketing, we believe we have sufficient liquidity to address our near term requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the Stratus 2013 Form 10-K for further discussion.

DEVELOPMENT ACTIVITIES

Residential. As of June 30, 2014, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below (excluding lots associated with our unconsolidated joint venture with Trammell Crow Central Texas Development, Inc. relating to Crestview Station (the Crestview Station Joint Venture)):

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	6	—	—	6
Barton Creek:
Amarra Drive:
Phase II Lots	21	—	—	21
Phase III Lots	—	64	—	64
Townhomes	—	—	214	214
Section N Multi-family	—	—	1,860	1,860
Other Barton Creek Sections	—	—	155	155
Circle C:
Meridian	57	—	—	57
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
Total Residential Lots/Units	84	64	2,525	2,673

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

W Austin Hotel & Residences project.  Delivery of the first condominium units at the W Austin Residences began in January 2011. As of June 30, 2014, sales of 153 of the 159 condominium units had closed for $178.7 million (including one unit for $2.7 million in second-quarter 2014). In July 2014, we sold one condominium unit for $1.0 million and as of July 31, 2014, had five condominium units available for sale.

Barton Creek.

Calera. Calera is a residential subdivision with plat approval for 155 lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. During second-quarter 2014, we sold the remaining six Verano Drive lots.

Amarra Drive. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. During late 2013, we commenced development of Amarra Phase III, which consists of 64 lots on 166 acres. During the first six months of 2014, we sold nine Phase II lots and as of June 30, 2014, 21 lots remain unsold. During July 2014, we sold one Phase II lot, and as of July 31, 2014, six Phase II lots were under contract.

Circle C. We are developing the Circle C Community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C Community. Development of the final phase of Meridian, which consists of 57 one-acre lots, was completed in first-quarter 2014. As of July 31, 2014, six Meridian lots were under contract.

Commercial. As of June 30, 2014, the number of square feet of our commercial property developed, under development and our remaining entitlements (i.e., potential development) is shown below:

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

W Austin Hotel & Residences project. The project has 39,328 square feet of leasable office space, including 9,000 square feet for our corporate office. As of June 30, 2014, occupancy for the office space was 91 percent, with leasing activities for the remaining office space ongoing. The project also has 18,362 square feet of retail space, all of which became fully leased and occupied in first-quarter 2014.

Barton Creek. The first phase of the Barton Creek Village consists of a 22,366-square-foot retail complex, which includes a 3,085-square-foot bank building. As of June 30, 2014, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C Community (5700 Slaughter). This retail project also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of June 30, 2014, aggregate occupancy for the two retail buildings was approximately 91 percent.

The Circle C Community also includes Parkside Village, a 90,184-square-foot retail project, which is currently under construction. This retail project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, an 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into the Parkside Village Joint Venture, obtained final permits and entitlements and began construction on the rental project. Construction of the final two buildings at Parkside Village is expected to be completed in October 2014. As of June 30, 2014, occupancy of the completed 77,641 square feet was 95 percent. The remaining buildings under development, the 8,043-square-foot building and the 4,500-square-foot building, are fully pre-leased.

Lantana. Lantana is a partially developed, mixed-use real estate development project. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of June 30, 2014, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 43 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Unconsolidated Affiliate.
Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, which is located on the site of a commuter line. Crestview Station sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. Crestview Station has entered into an agreement to sell the remaining residential land to DR Horton. The contract with DR Horton provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The results of the first three closings are shown below (in millions, except lots closed).

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

The following table summarizes our results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income:
Real estate operations	$676	$4,273	$1,106	$5,602
Hotel	1,417	660	3,182	1,990
Entertainment	563	78	1,642	475
Commercial leasing	146	(56)	177	(18)
Eliminations and other	40	(2)	83	25
Operating income	$2,842	$4,953	$6,190	$8,074
Interest expense, net	$(974)	$(2,008)	$(1,823)	$(4,307)
Net income	$1,264	$2,967	$4,156	$4,798
Net income attributable to noncontrolling interests in subsidiaries	$(1,045)	$(2,335)	$(2,840)	$(3,013)
Net income attributable to Stratus common stock	$219	$632	$1,316	$1,785

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 8 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Developed property sales	$6,777	$27,843	$12,126	$44,501
Undeveloped property sales	—	—	—	2,100
Commissions and other	71	226	176	344
Total revenues	6,848	28,069	12,302	46,945
Cost of sales, including depreciation	4,753	23,920	8,679	39,964
Insurance settlement	(46)	(1,785)	(576)	(1,785)
General and administrative expenses	1,465	1,661	3,093	3,164
Operating income	$676	$4,273	$1,106	$5,602

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost Per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	1	$2,700	$2,295	16	$23,777	$1,236

Barton Creek
Calera:
Verano Drive	6	2,370	179	8	2,486	180
Calera Drive	—	—	—	3	680	142
Amarra Drive:
Phase I Lots	—	—	—	1	300	259
Phase II Lots	4	1,707	163	1	600	264

Total Residential	11	$6,777		29	$27,843

	Six Months Ended June 30,
	2014			2013
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	3	$4,420	$1,230	26	$37,763	$1,229

Barton Creek
Calera:
Verano Drive	9	3,524	181	15	4,535	176
Calera Drive	—	—	—	4	898	139
Amarra Drive:
Phase I Lots	—	—	—	1	300	259
Phase II Lots	9	4,182	185	1	600	264
Mirador Estate	—	—	—	1	405	264

Total Residential	21	$12,126		48	$44,501

The decrease in developed unit/lot sales and revenues in the 2014 periods primarily resulted from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories of both have declined, partly offset by increased Amarra Drive Phase II lot sales.

Undeveloped Property Sales. During March 2013, we sold a 16-acre tract at Lantana for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Commissions and Other. Commissions and other primarily includes design fees and sales of our development fee credits to third parties and totaled $0.1 million for second-quarter 2014, $0.2 million for second-quarter 2013, $0.2 million for the first six months of 2014 and $0.3 million for the first six months of 2013. We received these development fee credits as part of the Circle C settlement (see Note 10 of the Stratus 2013 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $4.8 million for second-quarter 2014 and $8.7 million for the first six months of 2014, compared with $23.9 million for second-quarter 2013 and $40.0 million for the first six months of 2013. The decrease in cost of sales for the 2014 periods, primarily reflects fewer condominium unit sales at the W Austin Residences. The first six months of 2014 also reflect a credit of $0.5 million related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project. Cost of sales for our real estate operations also includes significant, recurring costs (including property taxes, maintenance and marketing), which totaled $0.9 million for second-quarter 2014 and $1.9 million for the first six months of 2014, compared with $1.5 million for second-quarter 2013 and $3.0 million for the first six months of 2013. The decrease in these recurring costs for the 2014 periods primarily reflects lower property taxes as a result of lower condominium unit inventory at the W Austin Residences.

General and Administrative Expenses. Consolidated general and administrative expenses totaled approximately $2.0 million in second-quarter 2014 and $4.0 million for the first six months of 2014, compared with $2.0 million in second-quarter 2013 and $3.8 million for the first six months of 2013. General and administrative expenses allocated to real estate operations totaled $1.5 million for second-quarter 2014 and $3.1 million for the first six months of 2014, compared with $1.7 million for second-quarter 2013 and $3.2 million for the first six months of 2013. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hotel revenue	$10,659	$9,866	$21,601	$20,027
Hotel cost of sales, excluding depreciation	7,642	7,532	15,274	14,812
Depreciation	1,457	1,558	2,930	3,035
General and administrative expenses	143	116	215	190
Operating income	$1,417	$660	$3,182	$1,990

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $284 for second-quarter 2014 and $296 for the first six months of 2014, compared with $250 for second-quarter 2013 and $264 for the first six months of 2013. The increase in hotel revenue for the 2014 periods primarily reflects higher room rates and increased food and beverage sales.

Hotel Cost of Sales.  Hotel operating costs totaled $7.6 million in second-quarter 2014 and $15.3 million for the first six months of 2014, compared with $7.5 million in second-quarter 2013 and $14.8 million for the first six months of 2013. The increase in hotel cost of sales in the 2014 periods primarily reflects increased variable costs, including labor and marketing.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Entertainment revenue	$3,524	$3,439	$9,018	$6,655
Entertainment cost of sales, excluding depreciation	2,598	3,000	6,667	5,489
Depreciation	311	310	630	617
General and administrative expenses	52	51	79	74
Operating income	$563	$78	$1,642	$475

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live including the following: ticket sales; revenue from private events; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions (the Stageside Productions Joint Venture). Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the type of event. The increase in Entertainment revenue for the first six months of 2014, primarily resulted from higher private event revenue and higher ancillary revenue per attendee.

Certain key operating statistics relevant to the concert and event hosting industry are included below to provide additional information regarding the operating performance of ACL Live.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Events:
Events hosted	51	49	96	96
Estimated attendance	50,200	51,200	102,400	104,500
Ancillary net revenue per attendee	$42.69	$31.94	$48.08	$35.25
Ticketing:
Number of tickets sold	30,100	29,800	66,300	60,800
Gross value of tickets sold (in thousands)	$1,708	$2,011	$3,451	$3,612

Entertainment Cost of Sales. Entertainment operating costs totaled $2.6 million in second-quarter 2014 and $6.7 million for the first six months of 2014, compared with $3.0 million in second-quarter 2013 and $5.5 million for the first six months of 2013. Costs from the Entertainment segment will vary from period to period as a result of the types of events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental revenue	$1,756	$1,392	$3,448	$2,833
Rental cost of sales, excluding depreciation	727	705	1,452	1,387
Depreciation	438	418	873	837
General and administrative expenses	445	325	946	627
Operating income (loss)	$146	$(56)	$177	$(18)

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C Community. The increase in rental revenue in the 2014 periods primarily reflects increased occupancy at the W Austin Hotel & Residences project.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $1.9 million in second-quarter 2014 and $3.6 million for the first six months of 2014, compared with $3.0 million in second-quarter 2013 and $6.0 million for the first six months of 2013. The decrease in interest expense in the 2014 periods primarily reflects lower average interest rates associated with refinancing transactions. Capitalized interest totaled $1.0 million in second-quarter 2014 and $1.8 million for the first six months of 2014, compared with $1.0 million in second-quarter 2013 and $1.7 million for the first six months of 2013, and is primarily related to development activities at properties in Barton Creek, Circle C and Lakeway, Texas.

Other Income, net. We recorded other income of less than $0.1 million for the second quarter and first six months of 2014, compared with $0.1 million for second-quarter 2013 and $1.3 million for the first six months of 2013. The decrease in other income in the 2014 periods primarily reflects interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold in the first six months of 2013.

Equity in Unconsolidated Affiliates' Income (Loss). We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net (loss) income of these entities totaled $(0.2) million for second-quarter 2014 and $0.4 million for the first six months of 2014, compared with $0.1 million for the second quarter and first six months of 2013. The increase in the first six months of 2014 primarily reflects the third closing in the take-down agreement between Crestview Station and DR Horton and events hosted by Stump Fluff during the South by Southwest festival.

Provision for Income Taxes. We recorded a provision for income taxes of $0.2 million for the second quarters of 2014 and 2013 and $0.4 million for the first six months of 2014 and 2013. Our tax provision for both the 2014 and 2013 periods includes the Texas state margin tax. The difference between our consolidated effective income tax rate for each of the 2014 and 2013 periods, compared to the U.S. federal statutory tax rate of 35 percent, is primarily attributable to the realization of deferred tax assets.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $1.0 million for second-quarter 2014 and $2.8 million for the first six months of 2014, compared with $2.3 million for second-quarter 2013 and $3.0 million for the first six months of 2013. The decrease in net income attributable to noncontrolling interests in subsidiaries for the 2014 periods primarily relates to fewer condominium unit sales at the W Austin Hotel & Residences project.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties. However, we believe that the unique nature and location of our assets will provide us positive cash flows. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Cash Flows for the Six Months Ended June 30, 2014 and 2013
Cash (used in) provided by operating activities totaled $(10.6) million during the first six months of 2014, compared with $20.4 million during the first six months of 2013. The decrease in operating cash flows is primarily related to a $32.4 million decrease in developed property sales principally resulting from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories have declined. Expenditures for purchases and development of real estate properties totaled $24.8 million during the first six months of 2014 and $8.7 million during the first six months of 2013, and primarily included development costs for Lakeway Center and our Barton Creek properties.

Cash provided by (used in) investing activities totaled $0.4 million during the first six months of 2014, compared with $(1.3) million during the first six months of 2013. Stratus received distributions from Crestview Station totaling $1.3 million during the first six months of 2014.

Cash provided by (used in) financing activities totaled $13.1 million for the first six months of 2014, compared with $(14.0) million for the first six months of 2013. During the first six months of 2014, net borrowings on the Comerica credit facility totaled $16.7 million, compared with net payments of $14.4 million for the first six months of 2013. Noncontrolling interest distributions for the Block 21 Joint Venture and the Parkside Village Joint Venture totaled $3.6 million for the first six months of 2014, compared with distributions for the Parkside Village Joint Venture of $0.1 million for the first six months of 2013. See “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at June 30, 2014.

Credit Facility and Other Financing Arrangements
At June 30, 2014, we had total debt of $168.9 million, compared with $151.3 million at December 31, 2013. Our debt outstanding at June 30, 2014, consisted of the following:

•
$99.0 million outstanding under the Bank of America (BoA) loan, which is secured by certain property and assets related to the W Austin Hotel & Residences project, excluding the remaining condominium units.

•
$23.0 million outstanding under the five unsecured term loans with American Strategic Income Portfolio (ASIP), which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•	$17.7 million outstanding under a $19.7 million construction loan, which is secured by the assets at Parkside Village.

•
$16.7 million outstanding under the $48 million Comerica credit facility, which is comprised of a $35 million revolving loan, $18.3 million of which was available at June 30, 2014; a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed); and a $10 million construction loan, with no amounts outstanding ($1.4 million of letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate non-recourse permanent loan financing.

•	$6.0 million outstanding under a term loan refinanced on June 27, 2014, which is secured by Barton Creek Village (see Note 6).

•	$5.0 million outstanding under a term loan, which is secured by 5700 Slaughter.

•	$1.6 million outstanding under a term loan, which is secured by land in Lakeway, Texas.

The Comerica credit facility and our ASIP unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of June 30, 2014, Stratus' total stockholders' equity was $124.0 million.

The following table summarizes our debt maturities as of June 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
BoA Loan[a]	$750	$1,564	$96,703	$—	$—	$—	$99,017
ASIP Loans	—	15,000	8,000	—	—	—	23,000
Parkside Village Loan	—	480	480	480	480	15,752	17,672
Comerica Credit Facility[b]	16,672	—	—	—	—	—	16,672
Barton Creek Village Loan	68	141	146	153	160	5,332	6,000
5700 Slaughter Loan[c]	48	4,978	—	—	—	—	5,026
Lakeway Center Loan	—	1,550	—	—	—	—	1,550
Total	$17,538	$23,713	$105,329	$633	$640	$21,084	$168,937

a.	The Block 21 Joint Venture has the option to extend the maturity date for up to three additional one-year terms.

b.	The facility matures in November 2014.

c.
On July 18, 2014, we refinanced the loan secured by 5700 Slaughter, increasing the principal balance to $7.0 million and extending the maturity from January 31, 2015, to July 31, 2024 (see Note 10 for further discussion).

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to service our debt and the availability of financing, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reduction in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or their failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel & Residences, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under “Risk Factors” in Part I, Item 1A. of our 2013 Form 10-K.

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

Item 4. Controls and Procedures.
(a)           Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock that we repurchased during the three months ended June 30, 2014.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares that May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
April 1 to 30, 2014	6,000	$16.90	6,000	994,755
May 1 to 31, 2014	—	—	—	994,755
June 1 to 30, 2014	—	—	—	994,755
Total	6,000	16.90	6,000

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

Date: August 14, 2014

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