Form 10-Q
period 2014-09-30
STRATUS PROPERTIES INC
filed 2014-11-13
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

On October 31, 2014, there were issued and outstanding 8,038,353 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$26,676	$21,307
Restricted cash	6,264	5,077
Real estate held for sale	16,407	18,133
Real estate under development	116,113	76,891
Land available for development	21,659	21,404
Real estate held for investment, net	177,913	182,530
Investment in unconsolidated affiliates	3,307	4,427
Other assets	19,599	17,174
Total assets	$387,938	$346,943

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$7,866	$5,143
Accrued liabilities	8,388	9,360
Debt	187,782	151,332
Other liabilities and deferred gain	14,678	11,792
Total liabilities	218,714	177,627

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	91
Capital in excess of par value of common stock	204,137	203,724
Accumulated deficit	(58,811)	(60,724)
Accumulated other comprehensive loss	(258)	(22)
Common stock held in treasury	(20,275)	(19,448)
Total Stratus stockholders’ equity	124,884	123,621
Noncontrolling interests in subsidiaries	44,340	45,695
Total equity	169,224	169,316
Total liabilities and equity	$387,938	$346,943

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Real estate operations	$6,562	$10,810	$18,817	$57,715
Hotel	9,714	8,312	31,086	28,207
Entertainment	3,659	3,310	12,659	9,942
Commercial leasing	1,695	1,391	4,888	3,943
Total revenues	21,630	23,823	67,450	99,807
Cost of sales:
Real estate operations	5,478	6,942	13,978	46,727
Hotel	7,542	6,893	22,815	21,705
Entertainment	3,003	3,000	9,539	8,435
Commercial leasing	1,045	644	2,449	1,991
Depreciation	2,241	2,252	6,713	6,790
Total cost of sales	19,309	19,731	55,494	85,648
Litigation and insurance settlements	(1,506)	—	(2,082)	(1,785)
General and administrative expenses	1,741	1,578	5,762	5,356
Total costs and expenses	19,544	21,309	59,174	89,219
Operating income	2,086	2,514	8,276	10,588
Interest expense, net	(974)	(1,833)	(2,797)	(6,140)
Gain (loss) on interest rate cap agreement	15	—	(236)	—
Loss on early extinguishment of debt	(19)	(1,379)	(19)	(1,379)
Other income, net	3	7	25	1,352
Income (loss) before income taxes and equity in unconsolidated affiliates' (loss) income	1,111	(691)	5,249	4,421
Equity in unconsolidated affiliates' (loss) income	(190)	(114)	248	(3)
Provision for income taxes	(143)	(192)	(563)	(617)
Net income (loss)	778	(997)	4,934	3,801
Net (income) loss attributable to noncontrolling interests in subsidiaries	(181)	957	(3,021)	(2,056)
Net income (loss) attributable to Stratus common stock	$597	$(40)	$1,913	$1,745

Basic and diluted net income (loss) per share attributable to Stratus common stock	$0.07	$—	$0.24	$0.22

Weighted-average shares of common stock outstanding:
Basic	8,032	8,057	8,037	8,087
Diluted	8,067	8,057	8,078	8,118

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$778	$(997)	$4,934	$3,801

Other comprehensive income (loss), net of taxes:
Gain (loss) on interest rate swap agreement	98	—	(337)	—
Other comprehensive income (loss)	98	—	(337)	—

Total comprehensive income (loss)	876	(997)	4,597	3,801
Total comprehensive (income) loss attributable to noncontrolling interests	(211)	957	(2,920)	(2,056)
Total comprehensive income (loss) attributable to Stratus common stock	$665	$(40)	$1,677	$1,745

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flow from operating activities:
Net income	$4,934	$3,801
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,713	6,790
Cost of real estate sold	9,772	37,341
Loss on early extinguishment of debt	19	1,379
Stock-based compensation	348	245
Equity in unconsolidated affiliates' (income) loss	(248)	3
Deposits	597	1,306
Purchases and development of real estate properties	(47,611)	(14,054)
Recovery of land previously sold	—	(485)
Municipal utility district reimbursement	—	208
(Increase) decrease in other assets	(2,939)	7,991
Increase in accounts payable, accrued liabilities and other	3,334	2,340
Net cash (used in) provided by operating activities	(25,081)	46,865

Cash flow from investing activities:
Capital expenditures	(2,263)	(991)
Return of investment in (investment in) unconsolidated affiliates	1,368	(1,100)
Net cash used in investing activities	(895)	(2,091)

Cash flow from financing activities:
Borrowings from credit facility	28,500	18,000
Payments on credit facility	(9,782)	(32,924)
Borrowings from project loans	29,812	101,577
Payments on project and term loans	(12,079)	(68,511)
Noncontrolling interests distributions	(4,275)	(28,026)
Repurchase of treasury stock	(637)	(820)
Net payments for stock-based awards	(125)	(10)
Financing costs	(69)	(1,406)
Net cash provided by (used in) financing activities	31,345	(12,120)
Net increase in cash and cash equivalents	5,369	32,654
Cash and cash equivalents at beginning of year	21,307	12,784
Cash and cash equivalents at end of period	$26,676	$45,438

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	37	(637)	(637)	—	(637)
Exercised and issued stock-based awards	40	—	65	—	—	—	—	65	—	65
Stock-based compensation	—	—	348	—	—	—	—	348	—	348
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,275)	(4,275)
Total comprehensive income (loss)	—	—	—	1,913	(236)	—	—	1,677	2,920	4,597
Balance at September 30, 2014	9,116	$91	$204,137	$(58,811)	$(258)	1,078	$(20,275)	$124,884	$44,340	$169,224

Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	$—	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	—	71	(810)	(810)	—	(810)
Exercised and issued stock-based awards	38	1	78	—	—	—	—	79	—	79
Stock-based compensation	—	—	245	—	—	—	—	245	—	245
Tender of shares for stock-based awards	—	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(18,127)	(18,127)
Total comprehensive income	—	—	—	1,745	—	—	—	1,745	2,056	3,801
Balance at September 30, 2013	9,075	$91	$203,621	$(61,564)	$—	1,019	$(19,301)	$122,847	$71,137	$193,984

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2013 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month and nine-month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	EARNINGS PER SHARE
Stratus’ basic net income (loss) per share of common stock was calculated by dividing the net income (loss) attributable to Stratus common stock by the weighted-average shares of common stock outstanding during the three-month and nine-month periods. Following is a reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
Net income (loss)	$778		$(997)	$4,934		$3,801
Net (income) loss attributable to noncontrolling interests in subsidiaries	(181)		957	(3,021)		(2,056)
Net income (loss) attributable to Stratus common stock	$597		$(40)	$1,913		$1,745

Weighted-average shares of common stock outstanding	8,032		8,057	8,037		8,087
Add shares issuable upon exercise or vesting of:
Dilutive stock options	7		—	12		7	[a]
Restricted stock units	28	[b]	—	29	[b]	24

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,067		8,057	8,078		8,118

Diluted net income (loss) per share attributable to Stratus common stock	$0.07		$—	$0.24		$0.22
a. Excludes approximately 1,700 shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock method.
b. Excludes 30,000 shares of common stock associated with restricted stock units that were anti-dilutive based on the treasury stock method.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded were approximately 56,900 stock options with a weighted-average exercise price of $21.54 for third-quarter 2014, 37,700 stock options with a weighted-average exercise price of $24.35 for the first nine months of 2014 and approximately 65,800 stock options with a weighted-average exercise price of $20.65 for the first nine months of 2013. Stock options and restricted stock units representing approximately 100,000 shares for third-quarter 2013 were excluded from weighted-average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in a joint venture, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Block 21 Joint Venture, and Canyon-Johnson has an approximate 60 percent interest in the Block 21 Joint Venture. As of September 30, 2014, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions totaled $0.5 million to Stratus and $0.7 million to Canyon-Johnson in third-quarter 2014 and $3.1 million to Stratus and $4.3 million to Canyon-Johnson for the first nine months of 2014. As of September 30, 2014, inception-to-date distributions totaled $47.8 million to Stratus and $54.9 million to Canyon-Johnson. The Block 21 Joint Venture is consolidated in Stratus’ financial statements based on Stratus' assessment that the Block 21 Joint Venture is a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus will continue to periodically evaluate which entity is the primary beneficiary of the Block 21 Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2013 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Block 21 Joint Venture (in thousands):

	September 30,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$21,184	$13,192
Restricted cash	5,730	5,069
Real estate held for sale	5,851	10,942
Real estate held for investment, net	152,233	157,541
Other assets	7,068	7,631
Total assets	192,066	194,375
Liabilities:
Accounts payable	2,804	3,428
Accrued liabilities	6,075	6,856
Debt	98,648	99,754
Other liabilities	7,394	4,761
Total liabilities	114,921	114,799
Net assets	$77,145	$79,576

Profits and losses among partners in a real estate venture are allocated based on how changes in net assets of the venture would affect cash payments to the partners over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the Block 21 Joint Venture will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the Block 21 Joint Venture's cumulative profits or losses are allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date. As of September 30, 2014, the cumulative earnings of the Block 21 Joint Venture were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

4. JOINT VENTURE WITH LCHM HOLDINGS, LLC
In 2011, Stratus entered into a joint venture (the Parkside Village Joint Venture) with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C community in southwest Austin, Texas. On March 3, 2014, Moffett Holdings redeemed and purchased the membership interest in Moffett Holdings held by LCHM Holdings, LLC (LCHM Holdings). In connection with the redemption, (1) LCHM Holdings received the 625,000 shares of Stratus common stock held by Moffett Holdings and (2) LCHM Holdings entered into an assignment and assumption agreement pursuant to which Moffett Holdings assigned to LCHM Holdings its rights and obligations under the Investor Rights Agreement between Moffett Holdings and Stratus dated as of March 15, 2012. See Note 3 of the Stratus 2013 Form 10-K for further discussion.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$115	$115	$351	$351
Liabilities:
Interest rate swap agreement	369	369	32	32
Debt	187,782	188,083	151,332	151,584

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the loan agreement with Bank of America relating to the W Austin Hotel & Residences project (the BoA loan), at 1 percent for the first year the BoA loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

Interest Rate Swap Agreement. On December 13, 2013, the Parkside Village Joint Venture entered into an interest rate swap agreement with Comerica Bank that effectively converts the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. With the interest rate swap agreement in place, the Parkside Village Joint Venture's interest cost on the Parkside Village loan will be 4.8 percent through the December 31, 2020, maturity date. Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

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
Lakeway Construction Loan. On September 29, 2014, a Stratus subsidiary entered into a $62.9 million construction loan agreement with PlainsCapital Bank (the Lakeway Construction loan) to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (The Oaks at Lakeway). On November 7, 2014, the Stratus subsidiary and PlainsCapital Bank entered into an amendment to the loan agreement to effect the syndication of a portion of the aggregate principal amount of the Lakeway Construction loan with Southside Bank. Pursuant to the amendment, PlainsCapital Bank has committed $37.9 million and Southside Bank has committed $25.0 million under the Lakeway Construction loan. As of September 30, 2014, $14.0 million had been drawn under the loan. The Lakeway Construction loan matures on September 29, 2019, and is secured by assets at The Oaks at Lakeway. The variable interest rate is one-month LIBOR plus 2.75 percent. The Lakeway Construction loan has been guaranteed by Stratus subject to the guarantee decreasing as certain milestones set forth in the loan agreement are met. Pursuant to the Lakeway Construction loan, $1.6 million of the proceeds were used to fully repay the existing Lakeway loan, which was scheduled to mature on May 15, 2015.

Magnolia Term Loan. On September 15, 2014, Stratus entered into a $3.8 million term loan agreement with Holliday Fenoglio Fowler, L.P. (the Magnolia loan). The proceeds of the Magnolia loan were used to purchase approximately 142 acres of land located in Magnolia, Texas (approximately 18 acres of which were subsequently sold to HEB Grocery Stores). The interest rate is fixed at 7 percent and the Magnolia loan matures on October 1, 2016, and is secured by the land purchased with the proceeds of the Magnolia loan. Stratus has the option to extend the maturity date on the Magnolia loan to October 1, 2017, upon prior written notice to the lender no later than July 1, 2016.

Slaughter Term Loan. On July 18, 2014, Stratus entered into a $7.0 million term loan agreement with United Heritage Credit Union (the United/Slaughter loan). The United/Slaughter loan matures on July 31, 2024, and is secured by assets at Stratus' 5700 Slaughter project in the Circle C community. The interest rate is 4.50 percent through July 31, 2019. Beginning August 1, 2019, and continuing through the maturity date, interest will accrue at the greater of the prime interest rate plus 1.25 percent, or 4.95 percent. As required by the United/Slaughter loan, $5.0 million of the proceeds were used to fully repay the existing 5700 Slaughter term loan, which was scheduled to mature on January 31, 2015.

Barton Creek Village Term Loan. On June 27, 2014, Stratus entered into a $6.0 million term loan agreement with PlainsCapital Bank (the Barton Creek Village term loan). The Barton Creek Village term loan matures on June 27, 2024, and is secured by assets at Stratus' Barton Creek Village project. The interest rate is 4.19 percent and payments of principal and interest are due monthly. As required by the Barton Creek Village term loan, $4.3 million of the proceeds were used to fully repay the existing Barton Creek Village loan, which was scheduled to mature on June 30, 2014.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $2.0 million for third-quarter 2014, $2.9 million for third-quarter 2013, $5.6 million for the nine months ended September 30, 2014, and $8.9 million for the nine months ended September 30, 2013. Stratus' capitalized interest costs totaled $1.1 million for each of the third quarters of 2014 and 2013 and $2.8 million for each of the nine months ended September 30, 2014, and 2013. Capitalized interest costs for the 2014 and 2013 periods primarily related to development activities at properties in Barton Creek.

Common Stock Repurchases. During the nine months ended September 30, 2014, Stratus purchased 36,900 shares of its common stock for $0.6 million ($17.26 per share). Stratus obtained lender approval for these repurchases. See Note 9 of the Stratus 2013 Form 10-K for further discussion of common stock repurchases permitted under Stratus' debt agreements.

7.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2013 Form 10-K.

Stratus evaluated the recoverability of its deferred tax assets and considered available positive and negative evidence, giving greater weight to losses in recent years, the absence of taxable income in the carry-back period and uncertainty regarding projected future financial results. As a result, Stratus concluded that there was not sufficient positive evidence supporting the realizability of its deferred tax assets beyond an amount totaling $0.3 million at September 30, 2014, and December 31, 2013.

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

The difference between Stratus’ consolidated effective income tax rate for the first nine months of 2014 and 2013, and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to the realization of deferred tax assets.

8.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and undeveloped), which consists of its properties in Austin, Texas (the Barton Creek community, the Circle C community, Lantana and the condominium units at the W Austin Hotel & Residences project) and in Lakeway, Texas (The Oaks at Lakeway).

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

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Three Months Ended September 30, 2014:
Revenues:
Unaffiliated customers	$6,562	$9,714	$3,659	$1,695	$—	$21,630
Intersegment	24	85	12	131	(252)	—
Cost of sales, excluding depreciation	5,494	7,548	3,066	1,069	(109)	17,068
Depreciation	53	1,460	313	452	(37)	2,241
Litigation settlement	(1,506)	—	—	—	—	(1,506)
General and administrative expenses	1,344	83	31	412	(129)	1,741
Operating income (loss)	$1,201	$708	$261	$(107)	$23	$2,086
Capital expenditures[c]	$22,794	$57	$23	$1,230	$—	$24,104
Total assets at September 30, 2014	179,741	112,747	51,418	49,630	(5,598)	387,938

Three Months Ended September 30, 2013:
Revenues:
Unaffiliated customers	$10,810	$8,312	$3,310	$1,391	$—	$23,823
Intersegment	9	59	37	121	(226)	—
Cost of sales, excluding depreciation	6,954	6,893	3,035	666	(69)	17,479
Depreciation	58	1,501	309	421	(37)	2,252
General and administrative expenses	1,362	68	27	273	(152)	1,578
Operating income (loss)	$2,445	$(91)	$(24)	$152	$32	$2,514
Capital expenditures[c]	$5,326	$12	$180	$167	$—	$5,685
Total assets at September 30, 2013	170,243	116,959	48,217	46,913	(5,924)	376,408

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Nine Months Ended September 30, 2014:
Revenues:
Unaffiliated customers	$18,817	$31,086	$12,659	$4,888	$—	$67,450
Intersegment	71	314	30	386	(801)	—
Cost of sales, excluding depreciation	14,060	22,822	9,733	2,521	(355)	48,781
Depreciation	166	4,390	943	1,325	(111)	6,713
Litigation and insurance settlements	(2,082)	—	—	—	—	(2,082)
General and administrative expenses	4,437	298	110	1,358	(441)	5,762
Operating income	$2,307	$3,890	$1,903	$70	$106	$8,276
Capital expenditures[c]	$47,611	$133	$55	$2,075	$—	$49,874

Nine Months Ended September 30, 2013:
Revenues:
Unaffiliated customers	$57,715	$28,207	$9,942	$3,943	$—	$99,807
Intersegment	49	191	60	402	(702)	—
Cost of sales, excluding depreciation	46,795	21,705	8,524	2,053	(219)	78,858
Depreciation	181	4,536	926	1,258	(111)	6,790
Insurance settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	4,526	258	101	900	(429)	5,356
Operating income	$8,047	$1,899	$451	$134	$57	$10,588
Capital expenditures[c]	$14,054	$15	$299	$677	$—	$15,045

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the Block 21 Joint Venture (see Note 3).

c.	Also includes purchases and development of residential real estate held for sale.

9.	NEW ACCOUNTING STANDARDS
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
Stratus evaluated events after September 30, 2014, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis of financial condition and results of operations, “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. (Stratus) and all entities owned or controlled by Stratus. You should read the following discussion in conjunction with our financial statements, the related management's discussion and analysis of financial condition and results of operations and the discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to "Cautionary Statement" for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.

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

Our principal real estate holdings are in southwest Austin, Texas. The number of developed lots/units, under development acreage and undeveloped acreage as of September 30, 2014, that comprise our real estate development projects are presented in the following table.

			Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	18	166	—	166	512	327	418	1,257	1,423
Circle C	53	—	23	23	—	36	228	264	287
Lantana	—	—	—	—	—	—	43	43	43
W Austin Residences	4	—	—	—	—	—	—	—	—
Lakeway:
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	75	166	110	276	512	363	815	1,690	1,966

Our residential holdings at September 30, 2014, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our commercial holdings at September 30, 2014, in addition to the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village, which are both in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which we owned and were marketing four units as of September 30, 2014), and office, retail and entertainment space. As of November 3, 2014, two of the four remaining condominium units were under contract. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

For third-quarter 2014, our revenues totaled $21.6 million and our net income attributable to common stock totaled $0.6 million, compared with revenues of $23.8 million and a net loss attributable to common stock of less than $0.1 million for third-quarter 2013. For the first nine months of 2014, our revenues totaled $67.5 million and our net income attributable to common stock totaled $1.9 million, compared with revenues of $99.8 million and net income attributable to common stock of $1.7 million for the first nine months of 2013. The decrease in revenues in the 2014 periods primarily relates to a decrease in condominium unit sales at the W Austin Residences and lot sales at Verano Drive, as remaining available inventory declined for each. The results for the third quarter and first nine months of 2014 include income of $1.5 million associated with a litigation settlement. The first nine months of 2014 also include $0.6 million associated with an insurance settlement. The results for the third quarter of 2013 include a loss on early extinguishment of debt of $1.4 million, partly offset by a $1.3 million recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences. The first nine months of 2013 include gains of $4.3 million associated with the sale of a 16-acre tract of land at Lantana, an insurance settlement and the recovery of building repair costs, partly offset by a loss on early extinguishment of debt of $1.4 million.

For discussion of operating cash flows and debt transactions see "Capital Resources and Liquidity" below.

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
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. In the first nine months of 2014, the joint venture for the W Austin Hotel & Residences project, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), paid $3.1 million in distributions to Stratus and $4.3 million to Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), Stratus' joint venture partner. Additionally, during the first nine months of 2014, our operating cash flows reflect purchases and development of real estate properties totaling $47.6 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months. As of September 30, 2014, we had $16.3 million of availability under our revolving line of credit with Comerica Bank, which matures in February 2015 and which we expect to refinance in the normal course of business. We also had $5.0 million in cash and cash equivalents available for use in our real estate operations, excluding cash balances held by our joint ventures, as shown below (in thousands):

Consolidated cash and cash equivalents	$26,676
Less: Block 21 Joint Venture cash	21,184
Less: Parkside Village Joint Venture cash	455
Net cash available	$5,037

Although we have near-term debt maturities and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the Stratus 2013 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of September 30, 2014, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below (excluding lots associated with our unconsolidated joint venture with Trammell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, Texas (the Crestview Station Joint Venture)):

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Condominium units[b]	4	—	—	4
Barton Creek:
Amarra Drive:
Phase II Lots	18	—	—	18
Phase III Lots	—	64	—	64
Townhomes	—	—	214	214
Section N Multi-family	—	—	1,860	1,860
Other Barton Creek Sections	—	—	155	155
Circle C:
Meridian	53	—	—	53
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
Lakeway:
The Oaks at Lakeway	—	—	90	90
Magnolia	—	—	1,200	1,200
Total Residential Lots/Units	75	64	3,815	3,954

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

W Austin Residences.  Delivery of the first condominium units at the W Austin Residences began in January 2011. As of September 30, 2014, sales of 155 of the 159 condominium units had closed for $182.2 million (including two units for $3.5 million in third-quarter 2014). As of November 3, 2014, two of the four remaining condominium units were under contract.

Barton Creek.

Calera. Calera is a residential subdivision with plat approval for 155 lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and includes 71 single-family lots. During second-quarter 2014, we sold the remaining six Verano Drive lots.

Amarra Drive. In 2008, we commenced development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. Development was substantially completed in October 2008. During late 2013, we commenced development of Amarra Drive Phase III, which consists of 64 lots on 166 acres, and is expected to be completed by year-end 2014. During third-quarter 2014, we sold 3 Phase II lots for $1.7 million and as of September 30, 2014, 18 Phase II lots remain unsold. During October 2014, we sold two Phase II lots for $1.0 million, and as of November 3, 2014, two Phase II lots were under contract.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consists of 57 one-acre lots, was completed in first-quarter 2014. During third-quarter 2014, we sold four Meridian lots for $1.2 million and as of September 30, 2014, 53 lots remain unsold. During October 2014, we sold one Meridian lot for $0.3 million, and as of November 3, 2014, two Meridian lots were under contract.

The Oaks at Lakeway. The Oaks at Lakeway is a project planned for 90 high-density single-family residential units. The project is currently under construction.

Magnolia. The Magnolia project is planned to include 1,200 multi-family units. Planning and infrastructure work by the city of Magnolia are in progess and construction is expected to begin in 2016.

Commercial. As of September 30, 2014, the number of square feet of our commercial property developed, under development and our remaining entitlements (i.e., potential development) is shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry Corner	—	—	5,000	5,000
Amarra Retail/Office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Lakeway:
The Oaks at Lakeway	—	245,022	—	245,022
Magnolia	—	—	351,000	351,000
Circle C:
Chase Bank Ground Lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	85,684	4,500	—	90,184
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	194,523	249,522	3,152,938	3,596,983

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

W Austin Hotel & Residences project. The project has 39,328 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,362 square feet of retail space. As of September 30, 2014, occupancy for the office space was 91 percent and occupancy for the retail space was 84 percent.

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of September 30, 2014, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB-anchored retail project planned for 245,022 square feet of commercial space. The HEB lease and related agreements have been executed and leasing for the retail space is underway. The project is currently under construction with the HEB store opening planned for October 2015.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia are in progress and construction is expected to begin in 2016.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). The Circle C community also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025. As of September 30, 2014, aggregate occupancy for the two retail buildings was 100 percent.

The Circle C community also includes Parkside Village, a 90,184-square-foot retail project. This retail project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, an 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with Moffett Holdings, LLC for the development of Parkside Village (the Parkside Village Joint Venture), obtained final permits and entitlements and began construction on the retail project. Construction of the 8,043-square-foot building was completed in third-quarter 2014 and as of September 30, 2014, occupancy of the completed 85,684 square feet was 95 percent. The remaining 4,500-square-foot building under development is fully pre-leased and expected to be completed in fourth-quarter 2014.

Lantana. Lantana is a partially developed, mixed-use real estate development project. During first-quarter 2013, we sold a 16-acre tract for $2.1 million, which had entitlements for approximately 70,000 square feet of office space. As of September 30, 2014, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 43 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out permitted under our existing entitlements.

Unconsolidated Affiliate.
Crestview Station. The Crestview Station Joint Venture is a single-family, multi-family, retail and office development, which is located on the site of a commuter line. The Crestview Station Joint Venture sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008, while retaining the single-family component. The Crestview Station Joint Venture has entered into an agreement to sell the remaining residential land to DR Horton. The contract with DR Horton provides for the sale of 304 lots over four years for a total contract price of $15.8 million. The results of the first three closings are shown below (in millions, except lots closed). Under the terms of the contract with DR Horton, the fourth lot closing must occur by April 2015, and the final lot closing must occur no later than June 2015.

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

The following table summarizes our results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income (loss):
Real estate operations	$1,201	$2,445	$2,307	$8,047
Hotel	708	(91)	3,890	1,899
Entertainment	261	(24)	1,903	451
Commercial leasing	(107)	152	70	134
Eliminations and other	23	32	106	57
Operating income	$2,086	$2,514	$8,276	$10,588
Interest expense, net	$(974)	$(1,833)	$(2,797)	$(6,140)
Net income (loss)	$778	$(997)	$4,934	$3,801
Net (income) loss attributable to noncontrolling interests in subsidiaries	$(181)	$957	$(3,021)	$(2,056)
Net income (loss) attributable to Stratus common stock	$597	$(40)	$1,913	$1,745

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 8 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Developed property sales	$6,378	$10,549	$18,504	$55,050
Undeveloped property sales	—	—	—	2,100
Commissions and other	208	270	384	614
Total revenues	6,586	10,819	18,888	57,764
Cost of sales, including depreciation	5,547	7,012	14,226	46,976
Litigation and insurance settlements	(1,506)	—	(2,082)	(1,785)
General and administrative expenses	1,344	1,362	4,437	4,526
Operating income	$1,201	$2,445	$2,307	$8,047

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost Per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	2	$3,455	$1,567	3	$4,360	$1,252

Barton Creek
Calera:
Verano Drive	—	—	—	18	5,603	154
Calera Drive	—	—	—	1	236	148
Amarra Drive:
Phase I Lots	—	—	—	1	350	298
Phase II Lots	3	1,743	212	—	—	—

Circle C
Meridian	4	1,180	166	—	—	—
Total Residential	9	$6,378		23	$10,549

	Nine Months Ended September 30,
	2014			2013
	Units/Lots	Revenues	Average Cost per Unit/Lot	Units/Lots	Revenues	Average Cost per Unit/Lot
W Austin Hotel & Residences Project
Condominium Units	5	$7,875	$1,365	29	$42,122	$1,231

Barton Creek
Calera:
Verano Drive	9	3,524	181	33	10,138	164
Calera Drive	—	—	—	5	1,135	141
Amarra Drive:
Phase I Lots	—	—	—	2	650	279
Phase II Lots	12	5,925	192	1	600	264
Mirador Estate	—	—	—	1	405	264

Circle C
Meridian	4	1,180	166	—	—	—
Total Residential	30	$18,504		71	$55,050

The decrease in developed unit/lot sales and revenues in the 2014 periods primarily resulted from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories of both have declined, partly offset by increased lot sales at Amarra Drive Phase II and Meridian.

Undeveloped Property Sales. During March 2013, we sold a 16-acre tract at Lantana for $2.1 million, which had entitlements for approximately 70,000 square feet of office space.

Commissions and Other. Commissions and other primarily includes design fees and sales of our development fee credits to third parties and totaled $0.2 million for third-quarter 2014, $0.3 million for third-quarter 2013, $0.4 million for the first nine months of 2014 and $0.6 million for the first nine months of 2013. We received these development fee credits as part of the Circle C settlement (see Note 10 of the 2013 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $5.5 million for third-quarter 2014 and $14.2 million for the first nine months of 2014, compared with $7.0 million for third-quarter 2013 and $47.0 million for the first nine months of 2013. The decrease in cost of sales for the 2014 periods primarily reflects fewer condominium unit sales at the W Austin Residences. Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $1.0 million for third-quarter 2014 and $2.9 million for the first nine months of 2014, compared with $1.3 million for third-quarter 2013 and $4.3 million for the first nine months of 2013. The decrease in these recurring costs for the 2014 periods primarily reflects lower property taxes as a result of lower condominium unit inventory at the W Austin Residences.

We recorded a gain on a litigation settlement totaling $1.5 million in the third quarter and first nine months of 2014 related to the termination of a lease. The first nine months of 2014 also reflect credits of $0.6 million related to an insurance settlement and $0.4 million related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

General and Administrative Expenses. Consolidated general and administrative expenses totaled $1.7 million in third-quarter 2014 and $5.8 million for the first nine months of 2014, compared with $1.6 million in third-quarter 2013 and $5.4 million for the first nine months of 2013. The increase in general and administrative expenses for the 2014 periods primarily reflects increased employee costs and consulting fees. General and administrative expenses allocated to real estate operations totaled $1.3 million for third-quarter 2014 and $4.4 million for the first nine months of 2014, compared with $1.4 million for third-quarter 2013 and $4.5 million for the first nine months of 2013. For more information about the allocation of general and administrative expenses to our operating segments, see Note 8.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hotel revenue	$9,799	$8,371	$31,400	$28,398
Hotel cost of sales, excluding depreciation	7,548	6,893	22,822	21,705
Depreciation	1,460	1,501	4,390	4,536
General and administrative expenses	83	68	298	258
Operating income (loss)	$708	$(91)	$3,890	$1,899

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $264 for third-quarter 2014 and $286 for the first nine months of 2014, compared with $226 for third-quarter 2013 and $251 for the first nine months of 2013. The increase in hotel revenue for the 2014 periods primarily reflects higher room rates and increased food and beverage sales.

Hotel Cost of Sales.  Hotel operating costs totaled $7.5 million in third-quarter 2014 and $22.8 million for the first nine months of 2014, compared with $6.9 million in third-quarter 2013 and $21.7 million for the first nine months of 2013. The increase in hotel cost of sales in the 2014 periods primarily reflects increased variable costs, including labor and marketing.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Entertainment revenue	$3,671	$3,347	$12,689	$10,002
Entertainment cost of sales, excluding depreciation	3,066	3,035	9,733	8,524
Depreciation	313	309	943	926
General and administrative expenses	31	27	110	101
Operating income (loss)	$261	$(24)	$1,903	$451

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live including the following: ticket sales; revenue from private events; sponsorships, personal seat license sales and suite sales; and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions (the Stageside Productions Joint Venture). Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of event. The increase in Entertainment revenue for the 2014 periods primarily resulted from higher private event revenue and higher ancillary revenue per attendee.

Certain key operating statistics relevant to the concert and event hosting industry are included below to provide additional information regarding the operating performance of ACL Live.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Events:
Events hosted	46	39	142	135
Estimated attendance	52,300	47,100	154,700	151,600
Ancillary net revenue per attendee	$33.25	$31.62	$43.07	$34.12
Ticketing:
Number of tickets sold	37,300	38,600	103,600	99,400
Gross value of tickets sold (in thousands)	$2,376	$1,965	$5,827	$5,577

Entertainment Cost of Sales. Entertainment operating costs totaled $3.1 million in third-quarter 2014 and $9.7 million for the first nine months of 2014, compared with $3.0 million in third-quarter 2013 and $8.5 million for the first nine months of 2013. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014		2013
Rental revenue	$1,826		$1,512	$5,274		$4,345
Rental cost of sales, excluding depreciation	1,069	[a]	666	2,521	[a]	2,053
Depreciation	452		421	1,325		1,258
General and administrative expenses	412		273	1,358		900
Operating (loss) income	$(107)		$152	$70		$134
a. Includes $0.3 million of lease termination charges.

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C community. The increase in rental revenue in the 2014 periods primarily reflects increased occupancy at the W Austin Hotel & Residences project.

Non-Operating Results
Interest Expense, net. Interest expense (before capitalized interest) totaled $2.0 million in third-quarter 2014 and $5.6 million for the first nine months of 2014, compared with $2.9 million in third-quarter 2013 and $8.9 million for the first nine months of 2013. The decrease in interest expense in the 2014 periods primarily reflects lower average interest rates following refinancing transactions. Capitalized interest totaled $1.1 million in the third quarters of 2014 and 2013 and $2.8 million for the first nine months of 2014 and 2013, and is primarily related to development activities at properties in Barton Creek.

Gain (Loss) on Interest Rate Cap Agreement. We recorded less than $0.1 million for third-quarter 2014 and $(0.2) million for the first nine months of 2014, associated with changes in the fair value of our interest rate cap agreement (see Note 5).

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt totaling less than $0.1 million for the third quarter and first nine months of 2014 associated with the refinancing of the term loan secured by

5700 Slaughter in July 2014, and $1.4 million for the third quarter and first nine months of 2013 associated with the prepayment of the Beal Bank Nevada loan related to the W Austin Hotel & Residences project.

Other Income, net. We recorded other income of less than $0.1 million for the third quarter and first nine months of 2014, compared with less than $0.1 million for third-quarter 2013 and $1.4 million for the first nine months of 2013. The decrease in other income in the first nine months of 2014 primarily reflects interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold in the first nine months of 2013.

Equity in Unconsolidated Affiliates' (Loss) Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net (loss) income of these entities totaled $(0.2) million for third-quarter 2014 and $0.2 million for the first nine months of 2014, compared with $(0.1) million for third-quarter 2013 and less than $(0.1) million for the first nine months of 2013. The first nine months of 2014 benefited from the third closing in the take-down agreement between Crestview Station and DR Horton and events hosted by Stump Fluff during the South by Southwest festival.

Provision for Income Taxes. We recorded a provision for income taxes of $0.1 million for third-quarter 2014, $0.2 million for third-quarter 2013 and $0.6 million for the first nine months of 2014 and 2013. Our tax provisions for both the 2014 and 2013 periods include the Texas state margin tax. The difference between our consolidated effective income tax rate for each of the 2014 and 2013 periods, compared to the U.S. federal statutory income tax rate of 35 percent, is primarily attributable to the realization of deferred tax assets.

Net (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries. Net (income) loss attributable to noncontrolling interests in subsidiaries totaled $(0.2) million for third-quarter 2014 and $(3.0) million for the first nine months of 2014, compared with $1.0 million for third-quarter 2013 and $(2.1) million for the first nine months of 2013. The increase for the 2014 periods primarily relates to income from the W Austin Hotel & Residences project.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Cash Flows for the Nine Months Ended September 30, 2014 and 2013
Cash (used in) provided by operating activities totaled $(25.1) million during the first nine months of 2014, compared with $46.9 million during the first nine months of 2013. Operating cash flows for the 2014 period decreased by $36.5 million compared to the 2013 period because of fewer developed property sales principally resulting from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories have declined. Additionally, expenditures for purchases and development of real estate properties increased to $47.6 million during the first nine months of 2014 compared with $14.1 million during the first nine months of 2013, primarily reflecting increased development costs for The Oaks at Lakeway and our Barton Creek properties, and the purchase of land in Magnolia, Texas.

Cash used in investing activities totaled $0.9 million during the first nine months of 2014, compared with $2.1 million during the first nine months of 2013. During the the first nine months of 2014 Stratus received distributions from Crestview Station totaling $1.3 million. During the first nine months of 2013 Stratus made contributions of $1.1 million to its unconsolidated affiliates.

Cash provided by (used in) financing activities totaled $31.3 million for the first nine months of 2014, compared with $(12.1) million for the first nine months of 2013. During the first nine months of 2014, net borrowings on the Comerica credit facility totaled $18.7 million, compared with net payments of $14.9 million for the first nine months of 2013. Net borrowings on the BoA loan, the Lakeway Construction loan, the Barton Creek Village term loan and other project and term loans totaled $17.7 million for the first nine months of 2014, compared with net borrowings of $33.1 million for the first nine months of 2013. Noncontrolling interest distributions for the Block 21 Joint Venture and the Parkside Village Joint Venture totaled $4.3 million for the first nine months of 2014, compared with distributions primarily for the Block 21 Joint Venture of $28.0 million for the first nine months of 2013. For a description of our outstanding debt, see Note 7 of the 2013 Form 10-K and Note 6 of this Form 10-Q. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2014.

Credit Facility and Other Financing Arrangements
At September 30, 2014, we had total debt of $187.8 million, compared with $151.3 million at December 31, 2013. The increase is primarily related to increased borrowing under our Comerica revolving credit facility, the Lakeway Construction loan and the Magnolia loan. Our debt outstanding at September 30, 2014, consisted of the following:

•	$98.6 million under the BoA loan.

•
$23.0 million under the five unsecured term loans with Diversified Real Estate Income Fund (DREIF), formerly American Strategic Income Portfolio or ASIP, which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•
$18.7 million under the $48.0 million Comerica credit facility, which is comprised of a $35.0 million revolving loan, $16.3 million of which was available at September 30, 2014; a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed); and a $10.0 million construction loan, with no amounts outstanding ($1.4 million of letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•	$17.7 million under a $19.7 million construction loan, which is secured by the assets at Parkside Village.

•	$14.0 million under the Lakeway Construction loan (see Note 6).

•	$6.1 million under the United/Slaughter loan (see Note 6).

•	$6.0 million under the Barton Creek Village term loan (see Note 6).

•	$3.8 million under the Magnolia loan (see Note 6).

The Comerica credit facility and our DREIF unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of September 30, 2014, Stratus' total stockholders' equity was $124.9 million.

The following table summarizes our debt maturities as of September 30, 2014 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
BoA Loan[a]	$381	$1,564	$96,703	$—	$—	$—	$98,648
DREIF Loans[b]	—	15,000	8,000	—	—	—	23,000
Comerica Credit Facility[c]	—	18,718	—	—	—	—	18,718
Parkside Village Loan	—	480	480	480	480	15,752	17,672
Lakeway Construction Loan	—	—	—	—	—	13,961	13,961
United/Slaughter Loan	—	—	—	—	—	6,066	6,066
Barton Creek Village Term Loan	35	141	146	153	160	5,332	5,967
Magnolia Loan	—	—	3,750	—	—	—	3,750
Total	$416	$35,903	$109,079	$633	$640	$41,111	$187,782

a.	The Block 21 Joint Venture has the option to extend the 2016 maturity date for up to three additional one-year terms.

b.	The $5.0 million loan and one of the $3.5 million loans both mature in March 2015. The other $3.5 million loan and the $3.0 million loan both mature in December 2015.

c.	The facility matures in February 2015.

Stratus expects to repay or refinance its near-term debt maturities in the normal course of business.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2013. See Note 10 of the 2013 Form 10-K for further information.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock that we repurchased during the three months ended September 30, 2014.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares that May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2014	—	$—	—	1,000,755
August 1 to 31, 2014	—	—	—	1,000,755
September 1 to 30, 2014	—	—	—	1,000,755
Total	—	—	—

a.
In February 2001, our Board of Directors (the Board) approved an open market share purchase program for up to 0.7 million shares of our common stock. In November 2013, the Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. The program does not have an expiration date.

Stratus' loan agreements with Comerica Bank and Diversified Real Estate Income Fund require approval for any common stock repurchases.

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

Date: November 13, 2014

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

10.1
Construction Loan Agreement among Stratus Lakeway Center, L.L.C., as Borrower and PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions Party Thereto as Lenders dated as of September 29, 2014.
			8-K	000-19989	10/3/2014

10.2
First Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions Party Thereto as Existing Lender and New Lender dated as of November 7, 2014.
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