Form 10-K
period 2014-12-31
STRATUS PROPERTIES INC
filed 2015-03-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number: 000-19989
Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Lavaca St., Suite 300
Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(512) 478-5788
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market
Preferred Stock Purchase Rights	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $65.2 million on February 27, 2015, and approximately $78.0 million on June 30, 2014.
Common stock issued and outstanding was 8,041,680 shares on February 27, 2015, and 8,029,353 shares on June 30, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2015 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

PART I

Items 1. and 2.  Business and Properties

Except as otherwise described herein or the context otherwise requires, all references to “Stratus,” “we,” “us” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic reports filed with or furnished to the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, through our website, www.stratusproperties.com, or by submitting a written request via mail to Stratus Investor Relations, 212 Lavaca St., Suite 300, Austin, Texas 78701. These reports and amendments are available through our website or by request as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC.

All references to “Notes” herein refer to the Notes to Consolidated Financial Statements located in Part II, Item 8. of this Form 10-K.

Overview

We are a diversified real estate company engaged primarily in the development, management, operation and/or sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located in Texas, primarily in the Austin area. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 11 for further discussion of our operating segments.

Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Hotel & Residences project. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan.

Our principal executive offices are located in Austin, Texas, and our company was incorporated under the laws of the state of Delaware on March 11, 1992. Stratus Properties Inc. was formed to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990s and have since focused solely on our real estate properties. Our overall strategy has been to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We have also pursued opportunities for new projects that offer the possibility of acceptable returns and risks. See "Business Strategy and Related Risks" in Part 2, Item 7. for further discussion of Stratus' business strategy and related risks.

Operations
Real Estate Operations. A developed lot is an individual tract of land that has been developed and permitted for residential use. Developed acreage or acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi- and single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, there is no assurance that the undeveloped acreage will be developed because of the nature and cost of the approval and development process and market demand for a particular use. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property). The number of developed lots/units, acreage under development and undeveloped acreage as of December 31, 2014, that comprise our real estate operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	14	166	—	166	512	327	418	1,257	1,423
Circle C	50	—	—	—	—	36	228	264	264
Lantana	—	—	—	—	—	—	44	44	44
W Austin Residences	2	—	—	—	—	—	—	—	—
Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	66	166	87	253	512	363	816	1,691	1,944

Revenue from our real estate operations segment accounted for 28 percent of our total revenue for 2014 and 53 percent for 2013.

The following table summarizes the estimated development potential, including 64 single family lots and 245,022 square feet of commercial space currently under development, of our Austin-area acreage as of December 31, 2014:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek	219	2,074	1,604,081
Lantana	—	—	485,000
Circle C	—	296	692,857
Lakeway	—	—	245,022
Magnolia	—	—	351,000
Austin 290 Tract	—	—	20,000
Total	219	2,370	3,397,960

Hotel. The W Austin Hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. (Starwood) for the management of hotel operations at our W Austin Hotel & Residences project. Revenue per available room for the W Austin Hotel averaged $291 during 2014 and $260 during 2013.

Revenue from our hotel segment accounted for 45 percent of our total revenue for 2014 and 31 percent for 2013.

Entertainment. The entertainment space at the W Austin Hotel & Residences project is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live hosted 207 events in 2014 with an estimated attendance of 231,200, and 186 events in 2013 with an estimated attendance of 217,100. As of February 27, 2015, ACL Live has events booked through March 2016.

Our entertainment business also includes events hosted at other venues through our joint ventures.

Revenue from our entertainment segment accounted for 20 percent of our total revenue for 2014 and 12 percent for 2013.

Commercial Leasing. Our principal commercial holdings at December 31, 2014, consisted of 39,328 square feet of office space and 18,362 square feet of retail space at the W Austin Hotel & Residences project, a 22,366-square-foot retail complex and a 3,085-square-foot bank building representing the first phase of Barton Creek Village, two retail buildings totaling 21,248 square feet in the aggregate and a 4,450-square-foot bank building on an existing ground lease at the 5700 Slaughter retail complex in the Circle C Ranch (Circle C) community, and 90,184 square feet at Parkside Village, a retail project in the Circle C community.

For 2014, no single commercial leasing property exceeded ten percent or more of our total assets or represented ten percent or more of our aggregate gross revenue. Our largest commercial leasing property, Parkside Village, provided 42 percent of our 2014 commercial leasing revenues and 3 percent of our 2014 total revenues.

A summary of the average occupancy rates and average rentals per square foot for our portfolio of commercial leasing properties for each of the last two years follows:

	2014	2013
Average occupancy	91%	87%
Average rentals per square foot[a]	$37.77	$34.19
a. Based on revenue for contractual rentals plus expense reimbursements for leased space.

Revenue from our commercial leasing segment accounted for 7 percent of our total revenue for 2014 and 4 percent for 2013.

Our scheduled expirations of leased square footage as of December 31, 2014, as a percentage of total leased space follows:

2015	2016	2017	2018	2019	Thereafter
2%	—%	6%	9%	12%	71%

For further information about our operating segments see “Results of Operations” in Part II, Item 7. and Note 11.

Properties

Our properties include the following:

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. The initial 16-acre phase of the Calera subdivision included courtyard homes at Calera Court, the last of which were sold in 2012.

The second phase of Calera, Calera Drive, consisted of 53 single-family lots, many of which adjoin the Fazio Canyons Golf Course. During 2013, we sold the remaining six Calera Drive lots.

Construction of the final phase of Calera, known as Verano Drive, was completed in July 2008 and included 71 single-family lots. During 2014, we sold the remaining nine Verano Drive lots.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. During 2013, we sold the remaining two Phase I lots.

In 2008, we developed Amarra Drive Phase II, which consisted of 35 lots on 51 acres. During 2014, we sold 16 Phase II lots and as of December 31, 2014, 14 Phase II lots remain unsold. As of March 3, 2015, one Phase II lot was under contract.

During fourth-quarter 2013, we commenced development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. These lots were substantially completed during first-quarter 2015 and will be marketed for sale beginning in late March 2015.

Mirador Estate.  The Mirador subdivision consisted of 34 estate lots, with each lot averaging approximately 3.5 acres in size. During 2013, we sold the final Mirador lot.

Barton Creek Village.  The first phase of Barton Creek Village included a 22,366-square-foot retail complex with a 3,085-square-foot bank building. As of December 31, 2014, occupancy was 100 percent for the retail complex and the bank building was leased through January 2023.

Circle C Community

Effective August 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties for 30 years. The City also provided us $15 million of cash incentives in connection with the future development of our Circle C and other Austin-area properties. These incentives, which are in the form of Credit Bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects. As of December 31, 2014, we have permanently used $11.4 million of the $15 million of cash incentives provided by the City, including cumulative sales of $5.1 million to other developers. We also have $1.4 million in Credit Bank capacity in use as temporary fiscal deposits. At December 31, 2014, available Credit Bank capacity was $2.2 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During 2014, we sold seven Meridian lots and as of December 31, 2014, 50 lots remained unsold. During early 2015, we sold eight Meridian lots, and as of March 3, 2015, one Meridian lot was under contract.

In addition, several retail sites at the Circle C community have received final approvals by the City. In 2008, we completed the construction of two retail buildings at 5700 Slaughter totaling 21,248 square feet in the aggregate. As of December 31, 2014, occupancy was 100 percent for the two retail buildings. This project also included a 4,450-square-foot bank building on an existing ground lease, which expires in 2025.

The Circle C community also includes Parkside Village, a 90,184-square-foot retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In 2011, we entered into a joint venture with LCHM Holdings, LLC (LCHM Holdings), formerly Moffett Holdings, LLC, to develop Parkside Village (see Note 3). Construction of the Parkside Village retail project was completed in fourth-quarter 2014, and as of December 31, 2014, occupancy of Parkside Village was approximately 96 percent. Leases for the remaining available space were signed in March 2015.

As of December 31, 2014, our Circle C community had remaining entitlements for 692,857 square feet of commercial space and 296 multi-family units.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. During first-quarter 2013, we sold a 16-acre tract with entitlements for approximately 70,000 square feet of office space for $2.1 million. As of December 31, 2014, we had remaining entitlements for approximately 485,000 square feet of office and retail use on 44 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. In 2008, we entered into a joint venture with Canyon-Johnson for the development of the W Austin Hotel & Residences project (see Note 2). Construction of the $300 million project commenced in 2008 and is complete.

In December 2010, the hotel at the W Austin Hotel & Residences project opened, and in January 2011, we began closing on sales of condominium units at the project. The W Austin Hotel & Residences project contains a 251-room luxury hotel, 159 residential condominium units, 39,328 square feet of office space, and 18,362 square feet of retail space and entertainment space. During 2014, we sold seven condominium units and only two condominium units remained unsold as of December 31, 2014.

The Oaks at Lakeway

In 2013, we acquired 87 acres in the greater Austin area for The Oaks at Lakeway, an HEB-anchored retail project planned for 245,022 square feet of commercial space. The HEB lease and related agreements have been executed and leasing for the approximately 150,000 square feet of remaining retail space is underway. The project is currently under construction, and the HEB store is expected to open in October 2015.

Magnolia

In 2014, we acquired 124 acres in the greater Houston area for the Magnolia project, an HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to begin in 2016.

Unconsolidated Affiliates

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station (the Crestview Station Joint Venture) is a single-family, multi-family, retail and office development, which is located on the site of a commuter line (see Note 6).

Stump Fluff. In April 2013, we formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of December 31, 2014, Stratus' capital contributions to Stump Fluff totaled $0.8 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff and Transmission will receive 67 percent. We account for our investment in Stump Fluff under the equity method.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2014, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo and Pachanga Partners will receive 67 percent. We account for our investment in Guapo under the equity method.

See Note 6 for further discussion of our unconsolidated affiliates.

Competition

We operate in highly competitive industries, namely the real estate development, hotel, entertainment venue and commercial leasing industries. In the real estate development industry, we compete with numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with developers that may possess greater financial, marketing or other resources than we have. Our prospective customers generally have a variety of choices of new and existing homes and homesites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

In the hotel industry, competition is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of location, price and other factors. Management believes that we compete favorably in these areas. Our W Austin Hotel competes with other hotels and resorts in our geographic market, including facilities owned locally and facilities owned by national and international chains.

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

Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Credit Facility and Other Financing Arrangements” in Part II, Item 7. and Note 7.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and may result in higher development and administrative costs. See Part 1, Item 1A. "Risk Factors" for further discussion.

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

Employees

At December 31, 2014, we had a total of 113 employees, 39 of which were full-time employees, located at our Austin, Texas headquarters. We believe we have a good relationship with our employees, none of whom are represented by a union. Since January 1, 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

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

Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2014, our outstanding debt totaled $196.5 million and our cash and cash equivalents totaled $29.6 million, of which $11.6 million is available to Stratus, $17.3 million is available to our joint venture with Canyon-Johnson and $0.7 million is available to our joint venture with LCHM Holdings. Our level of indebtedness could have significant consequences. For example, it could:

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

As of December 31, 2014, we had approximately $40.4 million of debt scheduled to become due during 2015. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. However, in the future we may not be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. In addition, there can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material, adverse effect on our liquidity, financial condition and results of operations.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders' equity covenant contained in most of our debt agreements requires us to maintain total stockholders’ equity of no less than $110.0 million. At December 31, 2014, our total stockholders’ equity was $136.4 million and was in compliance with this covenant. Failure to comply with this covenant could result in a default that may, if not cured, accelerate the payment under such debt which would likely have a material adverse effect on our liquidity, financial condition and results of operations.

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

Our real estate operations are primarily, and our hotel and entertainment venue operations are entirely, located in Austin, Texas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by any slowdown or deterioration in the economy.

Periods of economic weakness or recession; significantly rising interest rates; declining employment levels; declining demand for real estate; declining real estate values; conditions which negatively shape public perception of travel, including travel-related accidents, the financial condition of the airline, automotive and other transportation-related industries; or the public perception that any of these events or conditions may occur or be present, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, demand for hotel rooms and related lodging services, a general decline in the value of real estate and in rents, which in turn reduces revenue derived from property sales and leases and hotel operations as well as revenues associated with development activities. These conditions also can lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending, and our entertainment businesses depend on discretionary consumer and corporate spending. A reduction in consumer spending historically is accompanied by a decrease in attendance at live entertainment, sporting and leisure events, which may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue with our entertainment businesses.

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
We maintain insurance on our properties, including property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes and floods or acts of war or terrorism that may be uninsurable or not economical to insure. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a building or other facility after it has been damaged or destroyed.

Under such circumstances, the insurance proceeds we receive may be inadequate to restore our economic position in a property.

Risks Relating to Real Estate Operations

The real estate business is highly competitive and many of our competitors are larger and financially stronger than we are.

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. A downturn in the real estate industry could significantly increase competition among developers. Increased competition could cause us to increase our selling incentives and/or reduce our prices. An oversupply of real estate properties available for sale or lease, as well as the potential significant discounting of prices by some of our competitors, may adversely affect our results of operations.

We currently participate in five joint ventures and may participate in other joint ventures in the future. We could be adversely affected if any of our joint venture partners fail to fulfill their obligations or if we have disagreements with any of our joint venture partners that are not satisfactorily resolved.

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

Our participation in our current joint ventures and/or joint ventures in the future could subject us to certain risks, other than or in addition to the risk of non-performance by and/or disagreements with our joint venture partners, which may not otherwise be present, including:

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

Revenue from our real estate operations segment accounted for 28 percent of our total revenue for the fiscal year ended December 31, 2014. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. Any of the foregoing factors could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

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

Our operations are subject to environmental regulation, which can change at any time and could increase our costs.

Real estate development is subject to state and federal environmental regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats.

Certain of the Barton Creek and Lantana properties include nesting territories for the Golden-cheeked Warbler, a federally listed endangered species. In 1995, we received a permit from the U.S. Wildlife Service pursuant to the Endangered Species Act, which to date has allowed the development of the Barton Creek and Lantana properties free of restrictions under the Endangered Species Act related to the maintenance of habitat for the Golden-cheeked Warbler.

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

Revenue from our hotel segment accounted for 45 percent of our total revenue for the fiscal year ended December 31, 2014. Business, financial and operating risks common to the hotel industry include:

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

Starwood manages hotel operations at the W Austin Hotel. Our ability to attract and retain guests depends, in part, upon the external perceptions of Starwood and the quality of the W Austin Hotel and its services. We believe that recognition of the Starwood brand gives us a competitive advantage in attracting and retaining guests; however, there is a risk to the reputation of the W Austin Hotel if Starwood fails to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for the local communities where Starwood manages and/or owns properties. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by any adverse incident or failure on the part of hotel operators. An adverse incident involving associates or guests and any media coverage resulting therefrom may cause a loss of consumer confidence in the Starwood brand which could negatively affect our results or operations.

Our revenues, profits or market share could be harmed if we are unable to compete effectively in the hotel industry in Austin.

The hotel industry in Austin is highly competitive. The W Austin Hotel competes for customers with other hotel and resort properties in Austin, ranging from national and international hotel brands to independent, local and regional hotel operators. We compete based on a number of factors, primarily including quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of location and price. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

Currently, the Austin market has a limited number of high-end hotel accommodations. If hotel capacity is expanded by other hotel operators in Austin, competition will increase which could lead to an excess supply of hotel rooms in the Austin market, thereby causing Starwood to increase promotional incentives for hotel guests and/or reduce rates. Increased competition in the Austin market from new hotels or hotels that have recently undergone substantial renovation could have an adverse effect on occupancy, average daily rate and room revenue per available room.

Risks Relating to Entertainment Businesses

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Revenue from our entertainment businesses accounted for 20 percent of our total revenue for the fiscal year ended December 31, 2014. Our entertainment businesses compete in a highly competitive industry, and we may not be able to maintain or increase our current revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

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

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at the Moody Theater or festival sites that we rent through our joint ventures could also result in claims or reduce attendance at our events, which could cause a decrease in our revenue or reduce our operating income. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

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

Item 3.  Legal Proceedings
We are from time to time involved in legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent.

Item 4. Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Certain information as of February 27, 2015, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our board of directors.

Name	Age	Position or Office
William H. Armstrong III	50	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	53	Senior Vice President and Chief Financial Officer

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

Common Stock

Our common stock trades on the The Nasdaq Stock Market (NASDAQ) under the symbol "STRS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported by NASDAQ.

	2014		2013
	High	Low	High	Low
First Quarter	$17.93	$16.35	$16.54	$8.25
Second Quarter	17.55	15.53	16.03	11.59
Third Quarter	16.50	13.75	14.10	11.86
Fourth Quarter	14.74	13.25	17.90	12.78

As of February 27, 2015, there were 435 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on shares of our common stock. The declaration of dividends is at the discretion of our board of directors; however, our ability to pay dividends is restricted by the terms of our credit facility. See Part III, Item 12. for information on our equity compensation plans.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three-month period ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2014	760	$13.80	760	993,995
November 1 to 30, 2014	900	13.72	900	993,095
December 1 to 31, 2014	1,400	13.84	1,400	991,695
Total	3,060	$13.80	3,060	991,695

a.
In November 2013, the board of directors approved an increase in our open-market share purchase program initially authorized in 2001 for up to 1.7 million shares of our common stock. The program does not have an expiration date.

Stratus' loan agreements with Comerica Bank and Diversified Real Asset Income Fund require lender approval of any common stock repurchases.

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

We are a diversified real estate company engaged primarily in the development, management, operation and/or sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located in Texas, primarily in the Austin area. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 11 for further discussion of our operating segments. See "Business Strategy and Related Risks" for a discussion of our business strategy.

Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Hotel & Residences project. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan. See "Business Strategy and Related Risks" below.

The principal holdings in our real estate operating segment are in southwest Austin, Texas. The number of developed lots/units, acreage under development and undeveloped acreage as of December 31, 2014, that comprise our real estate operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Single Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	14	166	—	166	512	327	418	1,257	1,423
Circle C	50	—	—	—	—	36	228	264	264
Lantana	—	—	—	—	—	—	44	44	44
W Austin Residences	2	—	—	—	—	—	—	—	—
Lakeway:
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	66	166	87	253	512	363	816	1,691	1,944

Our residential holdings at December 31, 2014, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our principal commercial leasing holdings at December 31, 2014, in addition to the office and retail space at the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village, which are both in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which we owned and were marketing the remaining two unsold units as of December 31, 2014), and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

In 2014, our revenues totaled $94.1 million and our net income attributable to common stock totaled $13.4 million, compared with revenues of $127.7 million and net income attributable to common stock of $2.6 million for 2013. The decrease in revenues in 2014 primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales at Verano Drive, as we continued to sell our remaining available W Austin Residences condominium inventory and completed the sale of our remaining Verano Drive lots. Revenue and operating income from our Hotel and Entertainment segments increased. The results for 2014 included credits to the provision for income taxes of $12.1 million primarily associated with the reversal of the valuation allowance on our deferred tax assets. The results for 2014 also included pre-tax income of $1.5 million associated with a litigation settlement, $0.6 million associated with an insurance settlement and $0.4 million associated with the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences. The results for 2013 included pre-tax income of $1.9 million associated with undeveloped land sales, an insurance settlement of $1.8 million and $1.1 million associated with the recovery of building repair costs, partly offset by a pre-tax loss on early extinguishment of debt of $1.4 million.

For discussion of operating cash flows and debt transactions see "Capital Resources and Liquidity" below.

Real Estate Market Conditions
Because of the concentration of our assets primarily in the Austin, Texas area, market conditions in this region significantly affect our business. Our future operating cash flows and our ability to develop and sell our properties will be dependent on the level and profitability of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in and around Austin, Texas, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically move in periodic cycles, and can be volatile.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin area has been influenced by growth in the technology sector. The Austin-area population increased approximately 13 percent between 2009 and 2014, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 2009 through 2014, rising nine percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. Between 2009 and 2013, sales tax receipts in Austin rose by approximately 26 percent, an indication of the increase in business activity during the period.

The following chart compares Austin's five-county metro area population and median family income for 1999, 2009 and the most current information available for 2013 and 2014, based on United States (U.S.) Census Bureau data and City of Austin (the City) data.
Based on the City’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1999, 2009 and 2013 (the latest period for which data is available).
Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Real estate development in southwest Austin, where most of the property in our real estate operations segment is located, has historically been constrained as a result of various restrictions imposed by the City. Additionally, several special interest groups have traditionally opposed development in southwest Austin. During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S. and caused vacancy rates to increase in most markets, including Austin, Texas. Vacancy rates for various types of developed properties in Austin have improved since 2009, and the vacancy rates as of December 31, 2014 and 2013, are noted below.

	December 31,
	2014		2013
Building Type	Vacancy Rates
Industrial Buildings	11%	[a]	10%	[a]
Office Buildings (Class A)	10%	[a]	12%	[a]
Multi-Family Buildings	5%	[b]	5%	[b]
Retail Buildings	5%	[b]	6%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

BUSINESS STRATEGY AND RELATED RISKS

Stratus Properties Inc. was formed in 1992 to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990s and have since focused solely on our real estate properties. Our overall strategy has been to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We have also pursued opportunities for new projects that offer the possibility of acceptable returns and risks.

Our board of directors has unanimously approved a five-year plan to create value for stockholders by methodically developing certain existing assets and actively marketing other assets, including the W Austin Hotel & Residences project development, for possible sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. We believe that the Austin and surrounding sub-markets continue to be desirable. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are now highly entitled and, as a result, we believe that through strategic planning and selective development, we can maximize and fully realize their value. Our development plans require significant additional capital, and may be pursued through joint ventures or other means. In addition, our strategy is subject to continued review by our board of directors and may change as a result of market conditions or other factors deemed relevant by our board of directors.

In January 2015, we and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project, engaged a financial adviser to explore a possible sale of the W Austin Hotel & Residences project. Stratus is the manager of, and has an approximate 42 percent interest in, the W Austin Hotel & Residences project, and Canyon-Johnson has an approximate 58 percent interest in the W Austin Hotel & Residences project. We believe the W Austin Hotel sets a high standard for contemporary luxury in downtown Austin and competes favorably with other hotels and resorts in our geographic market. Our entertainment operations provide quality live music experiences that create awareness for our Austin City Limits Live at the Moody Theater (ACL Live) venue and brand, which we believe enhances the overall value of the W Austin Hotel & Residences project. We are also in the process of engaging or considering the engagement of advisers to market other developed and undeveloped properties.

In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing our pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. During 2014, the joint venture for the W Austin Hotel & Residences project, CJUF II Stratus Block 21, LLC (the Block 21 Joint Venture), paid $8.0 million in distributions to Stratus and $11.0 million to Canyon-Johnson. Additionally, during 2014, our operating cash flows reflect purchases and development of real estate properties totaling $54.9 million, funded primarily from construction and terms loans, to invest in new development opportunities to be executed over the next 24 months. As of December 31, 2014, we had $11.9 million of availability under our revolving line of credit with Comerica Bank, which matures in May 2015 and which we expect to refinance in the normal course of business. We also had $11.6 million in cash and cash equivalents available for use in our real estate operations, excluding cash balances held by our joint ventures, as shown below (in thousands):

Consolidated cash and cash equivalents	$29,645
Less: Block 21 Joint Venture cash	17,319
Less: Parkside Village Joint Venture cash	726
Net cash available	$11,600

Although we have debt maturities of $40.4 million in 2015 and $109.2 million million in 2016, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See “Capital Resources and Liquidity” and Part 1, Item 1A. “Risk Factors” for further discussion.
CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our real estate and commercial leasing assets and deferred tax assets.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the audit committee of our board of directors.

• Real Estate, Hotel, Entertainment Venue and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences project and our commercial leasing assets, is also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during 2014 or 2013 (see Note 1).

The estimate of our future revenues is also important because it is the basis of our development plans and also a factor in our ability to obtain the financing necessary to complete such plans. If our estimates of future cash flows from our properties differ from expectations, then our financial position and liquidity may be impacted, which could result in our default under certain debt instruments or result in our suspending some or all of our development activities.

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

In fourth-quarter 2014, we evaluated the recoverability of our deferred tax assets, considering available positive and negative evidence, including recent earnings history and the current forecast of future taxable income. As a result, we concluded that there was sufficient positive evidence that our $11.8 million of deferred tax assets (net of deferred tax liabilities) will be realized. Accordingly, we reversed the valuation allowance against our deferred tax assets as of December 31, 2014, resulting in credits to the provision for income taxes of $12.1 million in 2014 (see Note 8).

Our future results of operations may be negatively impacted by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2014, the number of our residential developed lots/units, lots under development and lots/units for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II lots	14	—	—	14
Phase III lots	—	64	—	64
Townhomes	—	—	214	214
Section N multi-family (Tecoma)	—	—	1,860	1,860
Other Barton Creek sections	—	—	155	155
Circle C:
Meridian	50	—	—	50
Tract 101 multi-family	—	—	240	240
Tract 102 multi-family	—	—	56	56
W Austin Hotel & Residences project:
Condominium units[b]	2	—	—	2
Total Residential Lots/Units	66	64	2,525	2,655

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

Calera.  Calera is a residential subdivision with plat approval for 155 lots. The initial phase of the Calera subdivision included 16 courtyard homes at Calera Court. The second phase of the Calera subdivision, Calera Drive, consisted of 53 single-family lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and included 71 single-family lots. During 2013, we sold the remaining six Calera Drive lots for $1.4 million and during 2014, we sold the remaining nine Verano Drive lots for $3.5 million.

Amarra Drive.  Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consisted of 35 lots on 51 acres, was substantially completed in October 2008. During 2013, we sold the remaining two Phase I lots for $0.7 million. During 2014, we sold 16 Phase II lots for $8.2 million, and as of December 31, 2014, 14 Phase II lots remained unsold. As of March 3, 2015, one Phase II lot was under contract.

During late 2013, we commenced development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. These lots were substantially completed during first-quarter 2015 and will be marketed for sale beginning late March 2015.

Circle C.  We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. See "Properties" under Part 1, Items 1. and 2. for further discussion of our Circle C settlement with the City. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During 2014, we sold seven Meridian lots for $2.0 million and as of December 31, 2014, 50 lots remained unsold. During early 2015, we sold eight Meridian lots for $2.2 million, and as of March 3, 2015, one Meridian lot was under contract.

W Austin Hotel & Residences. During 2014, sales of seven of the remaining condominium units closed for $11.9 million, and as of December 31, 2014, only two condominium units remained unsold.

Commercial.  As of December 31, 2014, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development related to our commercial property (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, TX (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank ground lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	90,184	—	—	90,184
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Lakeway:
The Oaks at Lakeway	—	245,022	—	245,022
Magnolia	—	—	351,000	351,000
Austin 290 tract	—	—	20,000	20,000
Total Square Feet	199,023	245,022	3,152,938	3,596,983

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

Barton Creek.  The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of December 31, 2014, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Circle C.  In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). As of December 31, 2014, aggregate occupancy for the two retail buildings was 100 percent. The Circle C community also included a 4,450-square-foot bank building on an existing ground lease, which expires in 2025.

The Circle C community also includes Parkside Village, a 90,184-square-foot retail project. The project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. In February 2011, we entered into a joint venture with LCHM Holdings, LLC, formerly Moffett Holdings, LLC, for the development of Parkside Village (the Parkside Village Joint Venture), obtained final permits and entitlements and began construction on the retail project (see Note 3). Construction of the Parkside Village retail project was completed in fourth-quarter 2014, and as of December 31, 2014, occupancy of Parkside Village was approximately 96 percent. Leases for the remaining available space were signed in March 2015.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. During first-quarter 2013, we sold a 16-acre tract of land with entitlements for approximately 70,000 square feet of office space for $2.1 million. As of December 31, 2014, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 44 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

W Austin Hotel & Residences. The project has 39,328 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,362 square feet of retail space. As of December 31, 2014, occupancy for the office space was 91 percent and occupancy for the retail space was 74 percent. A lease for the remaining available office space was signed in October 2014 and the tenant is expected to take occupancy in March 2015. Leasing is ongoing for the remaining retail space.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB-anchored retail project planned for 245,022 square feet of commercial space. The HEB lease and related agreements have been executed and leasing for the retail space is underway. The project is currently under construction, and the HEB store is expected to open in October 2015.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to begin in 2016.

Crestview Station.  Crestview Station is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. The Crestview Station Joint Venture sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. In 2014, the Crestview Station Joint Venture sold the remaining residential land to DR Horton, see table below (in millions, except lots closed).

Closing Date	Lots Closed	Sale Price	Gross Profit
April 2012	74	$3.8	$0.4
May 2013	59	3.4	0.7
March 2014	59	3.5	0.8
November 2014	111	6.8	1.8
	303	$17.5	$3.7

As of December 31, 2014, the Crestview Station Joint Venture had one commercial site remaining. We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method. See Note 6 for further discussion of Crestview Station.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results (in thousands):

	Years ended December 31,
	2014	2013
Operating income:
Real estate operations	$1,186	$9,000
Hotel	5,854	3,706
Entertainment	2,937	1,119
Commercial leasing	238	277
Eliminations and other	149	49
Operating income	$10,364	$14,151
Interest expense, net	$(3,751)	$(7,093)
Net income	$18,157	$5,894
Net income attributable to noncontrolling interests in subsidiaries	$(4,754)	$(3,309)
Net income attributable to common stock	$13,403	$2,585

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 11). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	2014	2013
Revenues:
Developed property sales	$25,674	$63,676
Undeveloped property sales	—	3,266
Commissions and other	507	719
Total revenues	26,181	67,661
Cost of sales, including depreciation	20,972	54,422
Litigation and insurance settlements	(2,082)	(1,785)
General and administrative expenses	6,105	6,024
Operating income	$1,186	$9,000

Developed Property Sales.  The following table summarizes our developed property sales for 2014 and 2013(dollars in thousands):

	2014			2013
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
W Austin Hotel & Residences
Condominium units	7	$11,928	$1,517	32	$47,582	$1,251

Barton Creek
Calera:
Verano Drive	9	3,523	181	39	12,143	163
Calera Drive	—	—	—	6	1,371	142
Amarra:
Phase I lots	—	—	—	2	650	279
Phase II lots	16	8,216	194	3	1,525	217
Mirador Estate	—	—	—	1	405	264

Circle C
Meridian	7	2,007	160	—	—	—
Total Residential	39	$25,674		83	$63,676

The decrease in developed property sales and revenues in 2014 primarily resulted from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories of both have declined, partly offset by increased lot sales at Amarra Drive Phase II and Meridian.

Undeveloped Property Sales. During March 2013, we sold a 16-acre tract of land with entitlements for approximately 70,000 square feet of office space in Lantana for $2.1 million, and entitlements for 20,000 square feet of office space in Circle C for $1.2 million.

Commissions and Other.  Commissions and other primarily includes design fees and sales of our development fee credits, which totaled less than $0.1 million in 2014 and 2013, to third parties. We received the development fee credits as part of the Circle C settlement (see Note 10).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $21.0 million in 2014 and $54.4 million in 2013. The decrease in cost of sales in 2014, compared with 2013, primarily reflects fewer condominium unit sales at the W Austin Residences. Cost of sales for our real estate operations also include significant recurring costs (including property taxes, maintenance and marketing), which totaled $3.5 million in 2014 and $5.4 million in 2013. The decrease in these recurring costs for 2014 primarily reflects lower property taxes as a result of lower condominium unit inventory at the W Austin Residences. We received no MUD reimbursements credited to cost of sales in 2014 or 2013. Cost of sales also included credits of $0.4 million in 2014 and $1.1 million in 2013 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

Litigation and Insurance Settlements. We recorded pre-tax income on a litigation settlement totaling $1.5 million in 2014 related to the termination of a lease. We also had pre-tax income of $0.6 million in 2014 and $1.8 million in 2013 related to insurance settlements.

General and Administrative Expenses. Consolidated general and administrative expenses primarily consist of employee salaries, wages and other costs and totaled $7.9 million in 2014 and $7.1 million in 2013. The increase in general and administrative expenses for 2014 primarily reflects increased employee costs and consulting fees. General and administrative expenses allocated to real estate operations totaled $6.1 million in 2014 and $6.0 million in 2013. For information about the allocation of general and administrative expenses to our operating segments see Note 11.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	2014	2013
Hotel revenue	$42,860	$39,544
Hotel cost of sales, excluding depreciation	30,753	29,483
Depreciation	5,851	6,033
General and administrative expenses	402	322
Operating income	$5,854	$3,706

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room (REVPAR), which is calculated by dividing total room revenue by total rooms available, averaged $291 for 2014, compared with $260 for 2013. Hotel revenues increased in 2014, compared with 2013, primarily reflecting higher room rates and increased food and beverage sales.

Hotel Cost of Sales. Hotel operating costs increased in 2014, compared with 2013, primarily reflecting increased variable costs, including labor and marketing.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	2014	2013
Entertainment revenue	$19,108	$15,559
Entertainment cost of sales, excluding depreciation	14,763	13,076
Depreciation	1,260	1,239
General and administrative expenses	148	125
Operating income	$2,937	$1,119

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price and number of tickets sold, as well as the number and types of events. The increase in Entertainment revenue for 2014 primarily resulted from higher private event revenue and higher ancillary revenue per attendee.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	2014	2013
Events:
Events hosted	207	186
Estimated attendance	231,200	217,100
Ancillary net revenue per attendee	$41.91	$35.31
Ticketing:
Number of tickets sold	166,603	148,400
Gross value of tickets sold (in thousands)	$10,270	$9,397

Entertainment Cost of Sales. Entertainment operating costs increased in 2014, compared with 2013, primarily reflecting an increase in events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	2014		2013
Rental revenue	$7,128		$5,923
Rental cost of sales, excluding depreciation	3,236	[a]	2,755
Depreciation	1,785		1,687
General and administrative expenses	1,869		1,204
Operating income	$238		$277
a. Includes $0.3 million of lease termination charges.

Rental Revenue.  Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C community. The increase in rental revenue in 2014, compared with 2013, primarily reflects increased occupancy at the W Austin Hotel & Residences project.

Rental Cost of Sales.  Rental costs increased in 2014, compared with 2013, primarily reflecting higher operating costs from the increased occupancy at the W Austin Hotel & Residences project.

Non-Operating Results
Interest Expense, Net.  Interest expense (before capitalized interest) totaled $7.9 million in 2014 and $10.7 million in 2013. The decrease in interest expense in 2014, compared with 2013, primarily reflects lower average interest rates following refinancing transactions. Capitalized interest totaled $4.1 million in 2014 and $3.6 million in 2013, and is primarily related to development activities at properties in Barton Creek.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt totaling less than $0.1 million for 2014 associated with the refinancing of the term loan secured by 5700 Slaughter in July 2014, and $1.4 million in 2013 associated with the prepayment of the loan related to the W Austin Hotel & Residences project. See Note 7 for further discussion.

Loss on Interest Rate Cap Agreement. We recorded a loss of $0.3 million in 2014 and $0.1 million in 2013, associated with changes in the fair value of our interest rate cap agreement (see Note 5).

Other Income, Net. We recorded other income of less than $0.1 million in 2014 and $1.4 million in 2013. Other income in 2013 included interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold.

Equity in Unconsolidated Affiliates' Income (Loss).  We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net income (loss) of these entities totaled $1.1 million in 2014 and $(0.1) million in 2013. Equity in our unconsolidated affiliates income for 2014 reflects the third and fourth closings in the take-down agreement between Crestview Station and DR Horton and events hosted by Stump Fluff during the South by Southwest festival. See Note 6 for further discussion.

Benefit from (Provision for) Income Taxes.  We recorded a benefit from (provision for) income taxes of $10.7 million in 2014 and $(0.9) million in 2013, primarily reflecting credits to the provision for income taxes of $12.1 million associated with the reversal of the valuation allowance against deferred tax assets in 2014. Our tax provisions for both 2014 and 2013 also include the Texas state margin tax. The difference between our consolidated effective income tax rate for 2014, compared to the U.S. federal statutory rate of 35 percent, is primarily attributable to the reversal of the valuation allowance on our deferred tax assets. The difference between our consolidated effective income tax rate for 2013, compared to the U.S. federal statutory rate of 35 percent, is primarily attributable to the realization of deferred tax assets (see Note 8).

Net Income Attributable to Noncontrolling Interests in Subsidiaries.  Net income attributable to noncontrolling interests in subsidiaries totaled $4.8 million in 2014 and $3.3 million in 2013. The increase for 2014 primarily relates to income from the W Austin Hotel & Residences project (see Note 2).

RECOGNITION OF DEFERRED GAIN

In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5 million related to a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and Stratus will recognize the $5 million deferred gain in first-quarter 2015.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Cash (used in) provided by operating activities totaled $(21.6) million in 2014, compared with $55.9 million in 2013. Operating cash flows for 2014 decreased by $77.5 million compared to 2013 because of fewer developed property sales principally resulting from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories have declined. Additionally, expenditures for purchases and development of real estate properties increased to $54.9 million during 2014 compared with $16.6 million during 2013, primarily reflecting increased development costs for The Oaks at Lakeway and our Barton Creek properties, and the purchase of land in Magnolia, Texas.

Cash used in investing activities totaled $2.7 million in 2014, compared with $3.5 million in 2013. Capital expenditures for 2014 totaled $6.8 million, primarily for The Oaks at Lakeway, compared with $2.4 million in 2013, primarily for the hotel and office portions of the W Austin Hotel & Residences project and Parkside Village. During 2014, Stratus received distributions from Crestview Station totaling $4.7 million and during 2013, Stratus made capital contributions of $1.1 million to certain of its unconsolidated affiliates.

Cash provided by (used in) financing activities totaled $32.6 million in 2014, compared with $(43.9) million in 2013. During 2014, net borrowings on the Comerica credit facility totaled $23.1 million, compared with net payments of $26.6 million for 2013. Net borrowings on the Bank of America (BoA) loan, the Lakeway Construction loan, the Barton Creek Village term loan and other project and term loans totaled $22.1 million for 2014, compared with net borrowings of $40.2 million for 2013. Noncontrolling interest distributions for the Block 21 Joint Venture and the Parkside Village Joint Venture totaled $11.6 million for 2014, compared with distributions primarily for the Block 21 Joint Venture of $54.7 million for 2013. For a description of our outstanding debt, see Note 7. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2014.

In November 2013, the board approved an increase in the open market share purchase program to 1.7 million shares of our common stock. During 2014, purchases under this program included 39,960 shares of our common stock for $0.7 million, or $17.00 per share. As of December 31, 2014, a total of 991,695 shares of our common stock remain available under this program. There have not been any additional purchases through February 27, 2015. Our loan agreements with Comerica Bank and Diversified Real Asset Income Fund (DRAIF) require lender approval of any stock repurchases.

Credit Facility and Other Financing Arrangements
At December 31, 2014, we had total debt of $196.5 million, compared with $151.3 million at December 31, 2013. The increase is primarily related to increased borrowing under our Comerica revolving credit facility, the Lakeway construction loan and the Magnolia loan. Our debt outstanding at December 31, 2014, consisted of the following:

•	$98.3 million outstanding under the BoA loan.

•
$23.1 million outstanding under the $48.0 million Comerica credit facility, which is comprised of a $35.0 million revolving loan, $11.9 million of which was available at December 31, 2014; a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed); and a $10.0 million construction loan, with no amounts outstanding ($1.9 million of letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•
$23.0 million outstanding under the five unsecured term loans with DRAIF, formerly American Strategic Income Portfolio Inc. or ASIP, which include an $8.0 million loan, a $5.0 million loan, two $3.5 million loans and a $3.0 million loan.

•	$18.9 million outstanding under the $19.7 million Parkside Village loan.

•	$16.6 million outstanding under the Lakeway construction loan.

•	$6.9 million outstanding under the United/Slaughter loan.

•	$5.9 million outstanding under the Barton Creek Village term loan.

•	$3.8 million outstanding under the Magnolia loan.

The Comerica credit facility and our DRAIF unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110 million. As of December 31, 2014, Stratus' total stockholders' equity was $136.4 million. See Note 7 for further discussion of our outstanding debt.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2014 (in thousands):

	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Debt[a]	$196,477	$40,424	$110,042	$18,237	$27,774
Scheduled interest payments[b]	17,459	5,999	5,564	2,932	2,964
Construction contracts	55,251	48,178	7,073	—	—
Operating lease	211	100	70	41	—
Total	$269,398	$94,701	$122,749	$21,210	$30,738

a.	Debt maturities represent scheduled maturities based on outstanding debt balances at December 31, 2014.

b.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2014, for variable-rate debt.

We had commitments under noncancelable contracts totaling $55.3 million at December 31, 2014. These commitments primarily included contracts for construction of improvements for the Tecoma apartments at Barton Creek and The Oaks at Lakeway.

We also had guarantees related to the W Austin Hotel & Residences project at December 31, 2014 (see Note 7).

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 for discussion of off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our new five-year business strategy, projections or expectations related to operational and financial performance, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of land, units and lots, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices we consider acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or their failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under “Risk Factors” in Part I, Item 1A. of this Form 10-K.
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

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stratus Properties Inc.’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on management’s assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the COSO criteria.

BKM Sowan Horan, LLP, an independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stratus Properties Inc.

We have audited Stratus Properties Inc.'s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Stratus Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratus Properties Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion on these consolidated financial statements.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2014, and 2013 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the two-year period ended December 31, 2014. Our audit also includes the financial statement schedule listed in the accompanying index. Stratus Properties Inc.'s management is responsible for these financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2014, and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 16, 2015

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$29,645	$21,307
Restricted cash	7,615	5,077
Real estate held for sale	12,245	18,133
Real estate under development	123,921	76,891
Land available for development	21,368	21,404
Real estate held for investment, net	178,065	182,530
Investment in unconsolidated affiliates	795	4,427
Deferred tax assets	11,759	263
Other assets	17,274	16,911
Total assets	$402,687	$346,943

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,076	$5,143
Accrued liabilities	9,670	9,360
Debt	196,477	151,332
Other liabilities and deferred gain	13,378	11,792
Total liabilities	227,601	177,627

Commitments and contingencies (Notes 7,10 and 12)

Equity:
Stratus stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,116 and 9,076 shares issued, respectively and
8,035 and 8,046 shares outstanding, respectively	91	91
Capital in excess of par value of common stock	204,269	203,724
Accumulated deficit	(47,321)	(60,724)
Accumulated other comprehensive loss	(279)	(22)
Common stock held in treasury, 1,081 shares and 1,030 shares
at cost, respectively	(20,317)	(19,448)
Total stockholders’ equity	136,443	123,621
Noncontrolling interests in subsidiaries	38,643	45,695
Total equity	175,086	169,316
Total liabilities and equity	$402,687	$346,943
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2014	2013
Revenues:
Hotel	$42,354	$39,234
Real estate operations	26,084	67,589
Entertainment	19,048	15,481
Commercial leasing	6,625	5,406
Total revenues	94,111	127,710
Cost of sales:
Hotel	30,746	29,483
Real estate operations	20,650	54,129
Entertainment	14,431	12,922
Commercial leasing	3,138	2,670
Depreciation	8,977	9,053
Total cost of sales	77,942	108,257
Litigation and insurance settlement	(2,082)	(1,785)
General and administrative expenses	7,887	7,087
Total costs and expenses	83,747	113,559
Operating income	10,364	14,151
Interest expense, net	(3,751)	(7,093)
Loss on early extinguishment of debt	(19)	(1,379)
Loss on interest rate cap	(272)	(136)
Other income, net	29	1,356
Income before income taxes and equity in unconsolidated affiliates' income (loss)	6,351	6,899
Equity in unconsolidated affiliates' income (loss)	1,112	(76)
Benefit from (provision for) income taxes	10,694	(929)
Net income	18,157	5,894
Net income attributable to noncontrolling interests in subsidiaries	(4,754)	(3,309)
Net income attributable to common stock	$13,403	$2,585

Net income per share attributable to common stockholders:
Basic	$1.67	$0.32
Diluted	$1.66	$0.32

Weighted-average shares of common stock outstanding:
Basic	8,037	8,077
Diluted	8,078	8,111
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2014	2013

Net income	$18,157	$5,894

Other comprehensive loss, net of taxes:
Loss on interest rate swap agreement	(427)	(32)
Other comprehensive loss	(427)	(32)

Total comprehensive income	17,730	5,862
Total comprehensive income attributable to noncontrolling interests	(4,584)	(3,299)
Total comprehensive income attributable to common stock	$13,146	$2,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2014	2013
Cash flow from operating activities:
Net income	$18,157	$5,894
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,977	9,053
Cost of real estate sold	15,725	42,944
Loss on early extinguishment of debt	19	1,379
Stock-based compensation	480	338
Equity in unconsolidated affiliates' (income) loss	(1,112)	76
Return on investment in unconsolidated affiliate	675	—
Deposits	(425)	—
Deferred income taxes	(11,358)	30
Purchases and development of real estate properties	(54,928)	(16,595)
Recovery of land previously sold	—	(485)
Municipal utility districts reimbursement	—	208
(Increase) decrease in other assets	(2,161)	11,236
Increase in accounts payable, accrued liabilities and other	4,389	1,863
Net cash (used in) provided by operating activities	(21,562)	55,941

Cash flow from investing activities:
Capital expenditures	(6,804)	(2,386)
Return of investment in (investment in) unconsolidated affiliates	4,069	(1,100)
Net cash used in investing activities	(2,735)	(3,486)

Cash flow from financing activities:
Borrowings from credit facility	36,000	18,000
Payments on credit facility	(12,915)	(44,612)
Borrowings from project loans	34,588	109,042
Payments on project and term loans	(12,528)	(68,806)
Noncontrolling interests distributions	(11,637)	(54,721)
Repurchases of treasury stock	(679)	(957)
Net payments for stock-based awards	(125)	(9)
Financing costs	(69)	(1,869)
Net cash provided by (used in) financing activities	32,635	(43,932)
Net increase in cash and cash equivalents	8,338	8,523
Cash and cash equivalents at beginning of year	21,307	12,784
Cash and cash equivalents at end of year	$29,645	$21,307
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock					Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Accum- ulated Other Compre-hensive Loss	Number of Shares	At Cost	Total Stratus Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	$—	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	—	82	(957)	(957)	—	(957)
Exercised and issued stock-based awards	39	1	88	—	—	—	—	89	—	89
Stock-based compensation	—	—	338	—	—	—	—	338	—	338
Tender of shares for stock-based awards	—	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(44,812)	(44,812)
Total comprehensive income (loss)	—	—	—	2,585	(22)	—	—	2,563	3,299	5,862
Balance at December 31, 2013	9,076	91	203,724	(60,724)	(22)	1,030	(19,448)	123,621	45,695	169,316
Common stock repurchases	—	—	—	—	—	40	(679)	(679)	—	(679)
Exercised and issued stock-based awards	40	—	65	—	—	—	—	65	—	65
Stock-based compensation	—	—	480	—	—	—	—	480	—	480
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(11,636)	(11,636)
Total comprehensive income (loss)	—	—	—	13,403	(257)	—	—	13,146	4,584	17,730
Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties located primarily in the Austin, Texas area. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries, two consolidated joint ventures (see Notes 2 and 3) and through unconsolidated joint ventures (see “Investments in Unconsolidated Affiliates” below and Note 6). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

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

Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs incurred through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences project and Stratus' commercial leasing assets, is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

Stratus recorded no impairment charges for the years ended December 31, 2014 and 2013. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

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

Other Assets.  Other assets primarily consist of restricted cash (associated with the joint venture between Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) (the Block 21 Joint Venture)), deferred financing and leasing costs, prepaid insurance, tenant and other accounts receivable, and notes and interest receivable. Deferred financing costs are amortized using the straight-line method over the term of the related debt, which approximates the effective interest method, to interest expense. Deferred leasing costs are amortized to cost of sales using the straight-line method over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities on the balance sheets totaled $5.0 million at December 31, 2014, and $5.1 million at December 31, 2013.

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

A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2014	2013
Revenues:
Hotel	$42,354	$39,234
Developed property sales	25,674	63,676
Undeveloped property sales	—	3,266
Entertainment	19,048	15,481
Commercial leasing	6,625	5,406
Commissions and other	410	647
Total revenues	$94,111	$127,710

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2014		2013
Hotel	$30,746		$29,483
Cost of developed property sales	16,466		48,732
Cost of undeveloped property sales	43		1,122
Entertainment	14,431		12,922
Commercial leasing	3,138		2,670
Project expenses and allocation of overhead costs (see below)	3,543		5,423
Depreciation	8,977		9,053
Other, net	598	[a]	(1,148)	[a]
Total cost of sales	$77,942		$108,257
a. Includes a credit of $0.4 million in 2014 and $1.1 million in 2013 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

Gross profit on condominium sales from the W Austin Hotel & Residences project is based on estimates of total project sales value and total project costs for the condominiums. When estimates of sales value or project costs are revised, gross profit is adjusted in the period of change so that cumulative project earnings reflect the revised profit estimate.

Allocation of Overhead Costs.  Stratus allocates a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain of its employees, comprising its indirect overhead pool, worked in the related areas (i.e. construction and development for capital assets and sales and marketing for cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as all salaries and costs related to its Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus receives Barton Creek Municipal Utility District (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Prior to 1996, Stratus capitalized infrastructure costs to its properties as those costs were incurred. Subsequently, those costs were charged to cost of sales as properties were sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of the cost of MUD properties and are recorded as a reduction of the related asset’s carrying amount or cost of sales if the property has been sold. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when that determination is made. MUD reimbursements represent the actual amounts received.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.8 million in 2014 and $0.9 million in 2013.

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

Earnings Per Share.  Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. A reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts) for the years ended December 31 follows:

	2014		2013
Net income	$18,157		$5,894
Net income attributable to noncontrolling interests	(4,754)		(3,309)
Net income attributable to common stock	$13,403		$2,585

Weighted-average shares of common stock outstanding	8,037		8,077
Add shares issuable upon exercise or vesting of:
Dilutive stock options	11		7	[a]
Restricted stock units	30	[b]	27

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,078		8,111
Diluted net income per share attributable to common stock	$1.66		$0.32

a.
Excludes 1,000 shares of Stratus common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock for the year ended December 31, 2013.

b.	Excludes 36,000 shares of common stock that were anti-dilutive based on the treasury stock method.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded were 42,000 stock options with a weighted average exercise price of $23.44 for 2014, and 64,000 stock options with a weighted average exercise price of $20.85 for 2013.

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

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
Stratus and Canyon-Johnson are participants in the Block 21 Joint Venture for a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in the Block 21 Joint Venture, and Canyon-Johnson has an approximate 60 percent interest. As of December 31, 2014, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. As of December 31, 2014, the inception-to-date distributions totaled $52.7 million to Stratus, including $8.0 million in 2014, and $61.6 million to Canyon-Johnson, including $11.0 million in 2014.

Upon formation of the Block 21 Joint Venture, Stratus performed an initial evaluation and concluded that the Block 21 Joint Venture was a variable interest entity (VIE) and that Stratus was the primary beneficiary. Stratus reevaluated and reaffirmed its previous conclusion as to the VIE status and Stratus as primary beneficiary of the

Block 21 Joint Venture as of September 30, 2013, the date of the Bank of America (BoA) refinancing transaction (see Note 7). Stratus will continue to evaluate which entity is the primary beneficiary of the Block 21 Joint Venture in accordance with applicable accounting guidance.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Block 21 Joint Venture (in thousands):

	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$17,319	$13,192
Restricted cash	7,090	5,069
Real estate held for sale	—	10,942
Real estate held for investment, net	151,078	157,541
Other assets	6,042	7,631
Total assets	181,529	194,375
Liabilities:
Accounts payable	2,859	3,428
Accrued liabilities	6,901	6,856
Debt	98,267	99,754
Other liabilities	5,346	4,761
Total liabilities	113,373	114,799
Net assets	$68,156	$79,576

Profits and losses among partners in a real estate venture are allocated based on how changes in net assets of the venture would affect cash payments to the partners over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the Block 21 Joint Venture will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the Block 21 Joint Venture's cumulative profits or losses are allocated based on a hypothetical liquidation of the Block 21 Joint Venture's net assets as of each balance sheet date. As of December 31, 2014, the cumulative earnings of the Block 21 Joint Venture were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

On October 3, 2012, the joint venture and Pedernales Entertainment LLC (Pedernales) formed Stageside Productions (Stageside) to promote, market and commercialize the production, sale, distribution and general oversight of audio and video recordings of events or performances occurring at Austin City Limits Live at the Moody Theater (ACL Live). The Block 21 Joint Venture's initial capital contributions to Stageside totaled $0.3 million, and the Block 21 Joint Venture will contribute additional capital as necessary to fund the working capital needs of Stageside. The Block 21 Joint Venture has a 100 percent capital funding interest and a 40 percent residual and voting interest in Stageside. The joint venture performed an evaluation and concluded Stageside is a VIE and that the Block 21 Joint Venture is the primary beneficiary. Accordingly, the results of Stageside are consolidated in the Block 21 Joint Venture's financial statements.

3. Joint Venture with LCHM Holdings, LLC
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

Stratus’ capital contributions to the Parkside Village Joint Venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made cash capital contributions to the

Parkside Village Joint Venture totaling $3.8 million, the rights of which were subsequently assigned to LCHM Holdings, to fund the development of the project. As of December 31, 2014, cumulative distributions of $4.0 million were made to Stratus ($0.5 million in 2014 and $3.5 million in 2013) and $4.8 million to LCHM Holdings, formerly Moffett Holdings ($0.7 million in 2014 and $4.1 million in 2013). The Parkside Village Joint Venture also has a loan with Comerica Bank (see Note 7 for further discussion). The Parkside Village loan had an outstanding balance of $18.9 million and further availability of $0.8 million at December 31, 2014.

Stratus is the manager of the Parkside Village Joint Venture. After the partners are paid a preferred return on their contributions, Stratus will receive 80 percent of any distributions and LCHM Holdings will receive 20 percent. As the manager Parkside Village Joint Venture with a majority of the voting and profit interest (80 percent), Stratus consolidates the Parkside Village Joint Venture in its financial statements.

4. Real Estate, net
Stratus' consolidated balance sheets include the following net real estate assets as of December 31 (in thousands):

	December 31,
	2014	2013
Real estate held for sale:
Developed lots and condominium units	$12,245	$18,133

Real estate under development:
Acreage and lots	123,921	76,891

Land available for development:
Undeveloped acreage	21,368	21,404

Real estate held for investment:
W Austin Hotel & Residences
Hotel	123,474	122,979
Entertainment venue	41,344	41,048
Office and retail	16,647	16,389
Parkside Village	18,680	15,459
Barton Creek Village	6,120	6,443
5700 Slaughter	5,741	5,846
Furniture, fixtures and equipment	1,443	1,375
Total	213,449	209,539
Accumulated depreciation	(35,384)	(27,009)
Total real estate held for investment, net	178,065	182,530

Total real estate, net	$335,599	$298,958

Real estate held for sale. Developed lots and condominium units include condominium units at the W Austin Hotel & Residences project, an individual tract of land that has been developed and permitted for residential use, or a developed lot with a home already built on it. As of December 31, 2014, Stratus owned 64 developed lots and two completed condominium units at the W Austin Hotel & Residences project.

Real estate under development. Acreage under development includes real estate for which infrastructure for the entire property is currently under construction and/or is expected to be completed, and necessary permits have been received, or acreage on which commercial properties are under development. Acreage under development at December 31, 2014, totaled 253 acres.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property). Stratus’ undeveloped acreage as of December 31, 2014, included approximately 1,691 acres of land primarily in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences project includes a 251-room hotel, which opened in December 2010. The W Austin Hotel & Residences project also includes ACL Live, an entertainment venue and production studio, with a maximum capacity of 3,000 people, 39,328 square feet of office space and 18,362 square feet of retail space. As of December 31, 2014, occupancy was 91 percent for the office space and 74 percent for the retail space. Parkside Village consists of a 90,184-square-foot retail complex in the Circle C community.

Construction was completed in fourth-quarter 2014 and as of December 31, 2014, occupancy was 96 percent. Barton Creek Village includes a 22,366-square-foot retail complex, which was 100 percent leased at December 31, 2014, and a 3,085-square-foot bank building, which is leased through January 2023. The 5700 Slaughter property includes two retail buildings totaling in the aggregate 21,248 square feet, which was 100 percent leased at December 31, 2014.

Capitalized interest. Stratus recorded capitalized interest of $4.1 million in 2014 and $3.6 million in 2013.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$79	$79	$351	$351
Liabilities:
Interest rate swap	596	596	32	32
Debt	196,477	196,856	151,332	151,584

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the BoA loan agreement relating to the W Austin Hotel & Residences project (the BoA loan), at 1 percent for the first year the BoA loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. See Note 7 for more information on the BoA loan.

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

6. Investment in Unconsolidated Affiliates
Crestview Station. In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. (Trammell Crow) to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station (the Crestview Station Joint Venture), is a single-family, multi-family, retail and office development located on the site of a commuter line. The Crestview Station Joint Venture sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. The Crestview Station Joint Venture sold the remaining residential land to DR Horton, as follows (in millions, except lots closed):

Closing Date	Lots Closed	Sale Price	Gross Profit
April 2012	74	$3.8	$0.4
May 2013	59	3.4	0.7
March 2014	59	3.5	0.8
November 2014	111	6.8	1.8
	303	$17.5	$3.7

At December 31, 2014, the Crestview Station Joint Venture had one commercial site remaining. Stratus accounts for its 50 percent interest in the Crestview Station Joint Venture under the equity method.

Stump Fluff. In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of December 31, 2014, Stratus' capital contributions to Stump Fluff totaled $0.8 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Transmission contributed its existing assets to Stump Fluff. In addition, Stump Fluff assumed specified liabilities of Transmission totaling $0.2 million. Transmission is not required to make any future capital contributions to Stump Fluff. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff and Transmission will receive 67 percent.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2014, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Pachanga Partners contributed its existing assets to Guapo and is not required to make any future capital contributions. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo and Pachanga Partners will receive 67 percent.

Stratus has concluded that both Stump Fluff and Guapo are VIEs and that no partner in either joint venture is the primary beneficiary because decision-making regarding the activities that most significantly impact the VIEs' economic performance is shared equally between the partners. Stratus accounts for its investments in Stump Fluff and Guapo using the equity method.

Stratus’ equity in unconsolidated affiliates' income (losses) totaled $1.1 million in 2014 and less than $(0.1) million in 2013.

Summarized unaudited financial information for Stratus' unconsolidated affiliates follows (in thousands):

	2014	2013
Years Ended December 31:
Revenues	$14,900	$8,334
Gross profit	2,608	716
Net income	2,357	115
At December 31:
Total assets	$1,546	$9,610
Total liabilities	558	1,587
Total equity	988	8,023

7. Debt
Stratus' total debt as of December 31 follows (in thousands):

	December 31,
	2014	2013
BoA loan,
average interest rate 2.66% in 2014 and 2.67% in 2013	$98,267	$99,754
Comerica credit facility,
average interest rate 6.00% in 2014	23,085	—
Diversified Real Asset Income Fund (DRAIF) term loans,
average interest rate 7.25% in 2014 and 2013	23,000	23,000
Parkside Village loan,
average interest rate 2.66% in 2014 and 4.97% in 2013	18,923	17,672
Lakeway Construction loan,
average interest rate 2.91% in 2014 and 5.0% in 2013	16,588	1,550
United/Slaughter term loan,
average interest rate 4.50% in 2014 and 6.95% in 2013	6,932	5,073
Barton Creek Village term loan,
average interest rate 4.19% in 2014 and 6.25% in 2013	5,932	4,283
Magnolia term loan
average interest rate 7.00% in 2014	3,750	—
Total debt	$196,477	$151,332

BoA loan. On September 30, 2013, the Block 21 Joint Venture entered into a term loan agreement for a $100 million non-recourse loan.

The initial maturity date of the BoA loan is September 29, 2016, but the Block 21 Joint Venture has the option to extend the maturity date for up to three additional one-year terms. The BoA loan accrues interest at the LIBOR daily floating rate plus 2.5 percent. The Block 21 Joint Venture entered into an interest rate cap agreement for the BoA loan (see Note 5). The Block 21 Joint Venture’s obligations under the BoA loan are secured by certain property and assets related to the W Austin Hotel & Residences project, excluding the remaining unsold condominium residences. Additionally, Stratus and Canyon-Johnson guarantee certain obligations of the Block 21 Joint Venture, including environmental indemnification and other customary carve-out obligations. The BoA loan contains customary financial covenants and other restrictions.

Comerica credit facility. Stratus has a $48.0 million credit facility with Comerica, divided into three tranches as follows: (1) a $35.0 million revolving line of credit, (2) $3.0 million for letters of credit and (3) a $10.0 million construction loan. The interest rate applicable to amounts borrowed under each loan is an annual rate of LIBOR plus 4.0 percent, with a minimum interest rate of 6.0 percent. The credit facility will mature in May 2015. Stratus' obligations under the credit facility are secured by substantially all of Stratus' assets, except for properties that are encumbered by separate loan financing. The credit facility sets limitations on liens and transactions with affiliates and requires that certain financial ratios be maintained, including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. Stratus is currently negotiating a new credit facility with Comerica that is expected to be completed in second-quarter 2015.

Under the terms of the credit facility, (1) any distributions received by Stratus from its investment in the W Austin Hotel & Residences project shall be paid to Comerica and applied against the $35.0 million revolving loan to the extent of any outstanding balance and (2) MUD reimbursements and land sales proceeds directly related to Section N of Barton Creek shall be used to first repay the Barton Creek Village term loan (discussed below), with any excess used to pay down the $35.0 million revolving loan. Any amounts borrowed and repaid under the $10.0 million construction loan will not be available for future advance to Stratus. At December 31, 2014, a total of $23.1 million was outstanding under the revolving line of credit, no amounts outstanding under the letters of credit tranche ($2.7 million of letters of credit committed) and no amounts were outstanding under the construction loan ($1.9 million of letters of credit committed).

DRAIF term loans. Stratus has $23.0 million outstanding under five unsecured term loans with DRAIF, formerly American Strategic Income Portfolio Inc., including two $3.5 million loans, an $8.0 million loan, a $5.0 million loan and a $3.0 million loan. The DRAIF loan agreements have an interest rate of 7.25 percent, and maturity dates are as follows:

Principal Balance	Maturity Date
$5,000,000	3/31/2015

3,500,000	3/31/2015

3,000,000	12/31/2015

3,500,000	12/31/2015

8,000,000	12/31/2016

The DRAIF loan agreements contain a debt service coverage ratio covenant and an alternative covenant that requires Stratus to maintain total stockholders' equity of no less than $110.0 million.

Parkside Village loan. On May 17, 2011, the Parkside Village Joint Venture entered into a construction loan agreement and promissory note with Comerica Bank to finance the development of Parkside Village (the Parkside Village loan). In December 2013, the Parkside Village Joint Venture extended and modified the Parkside Village loan to extend the maturity date from December 31, 2013, to December 31, 2020, increase the principal amount available to a total of $19.7 million, replace the debt coverage provision by providing for a minimum debt yield, as defined in the loan agreement, of 9.1 percent, and amend certain other provisions of the loan agreement. The Parkside Village loan is secured by a lien on the assets of the Parkside Village project, which had a net book value of $16.9 million at December 31, 2014, and Stratus has provided a limited guaranty. As of December 31, 2014, the amount outstanding was $18.9 million with $0.8 million available.

Lakeway Construction loan. On September 29, 2014, a Stratus subsidiary entered into a $62.9 million construction loan agreement with PlainsCapital Bank (the Lakeway Construction loan) to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (The Oaks at Lakeway). On November 7, 2014, the Stratus subsidiary and PlainsCapital Bank entered into an amendment to the loan agreement to effect the syndication of a portion of the aggregate principal amount of the Lakeway Construction loan with Southside Bank. Pursuant to the amendment, PlainsCapital Bank has committed $37.9 million and Southside Bank has committed $25.0 million under the Lakeway Construction loan. The loan is secured by the related land, which had a net book value of $32.6 million at December 31, 2014. As of December 31, 2014, Stratus had $16.6 million outstanding under the Lakeway Construction loan, which matures on September 29, 2019.

The variable interest rate is one-month LIBOR plus 2.75 percent. The Lakeway Construction loan is guaranteed by Stratus subject to the guarantee decreasing as certain milestones set forth in the loan agreement are met. Pursuant to the Lakeway Construction loan, $1.6 million of the proceeds were used to fully repay the existing Lakeway loan, which was scheduled to mature on May 15, 2015.

United/Slaughter term loan. On July 18, 2014, Stratus entered into a $7.0 million term loan agreement with United Heritage Credit Union (the United/Slaughter loan), that matures on July 31, 2024. The United/Slaughter loan is secured by assets at Stratus' 5700 Slaughter project in the Circle C community, which had a net book value of $4.6 million at December 31, 2014. The interest rate is 4.50 percent through July 31, 2019. Beginning August 1, 2019, and continuing through the maturity date, interest will accrue at the greater of the prime interest rate plus 1.25 percent, or 4.95 percent. As required by the United/Slaughter loan, $5.0 million of the proceeds were used to fully repay the existing 5700 Slaughter term loan, which was scheduled to mature on January 31, 2015. As of December 31, 2014, the amount outstanding was $6.9 million.

Barton Creek Village term loan. On June 27, 2014, Stratus entered into a $6.0 million term loan agreement with PlainsCapital Bank (the Barton Creek Village term loan), that matures on June 27, 2024. The Barton Creek Village term loan is secured by assets at Stratus' Barton Creek Village project, which had a net book value of $4.8 million at December 31, 2014. The interest rate is 4.19 percent and payments of principal and interest are due monthly. As required by the Barton Creek Village term loan, $4.3 million of the proceeds were used to fully repay the existing Barton Creek Village loan, which was scheduled to mature on June 30, 2014. As of December 31, 2014, the amount outstanding was $5.9 million.

Magnolia term loan. On September 15, 2014, Stratus entered into a $3.8 million term loan agreement with Holliday Fenoglio Fowler, L.P. (the Magnolia loan). The proceeds of the Magnolia loan were used to purchase approximately 142 acres of land located in Magnolia, Texas (approximately 18 acres of which were subsequently sold to HEB Grocery Stores). The interest rate is fixed at 7 percent and the Magnolia loan matures on October 1, 2016. The Magnolia loan is secured by the land, which had a net book value of $3.8 million at December 31, 2014. Stratus has the option to extend the maturity date on the Magnolia loan to October 1, 2017, upon prior written notice to the lender no later than July 1, 2016. As of December 31, 2014, the amount outstanding was $3.8 million.

Maturities. The following table summarizes Stratus' debt maturities as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
BoA loan[a]	$1,564	$96,703	$—	$—	$—	$—	$98,267
Comerica credit facility[b]	23,085	—	—	—	—	—	23,085
DRAIF term loans[c]	15,000	8,000	—	—	—	—	23,000
Parkside Village loan	480	480	480	480	480	16,523	18,923
Lakeway Construction loan	—	—	—	—	16,588	—	16,588
United/Slaughter term loan	154	161	169	177	185	6,086	6,932
Barton Creek Village term loan	141	146	153	160	167	5,165	5,932
Magnolia term loan	—	3,750	—	—	—	—	3,750
Total	$40,424	$109,240	$802	$817	$17,420	$27,774	$196,477

a.	The Block 21 Joint Venture has the option to extend the 2016 maturity date for up to three additional one-year terms.

b.	The facility matures in May 2015.

c.	The $5.0 million loan and one of the $3.5 million loans both mature in March 2015. The other $3.5 million loan and the $3.0 million loan both mature in December 2015.

8. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2014	2013
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$6,069	$4,829
Alternative minimum tax credits (no expiration)	908	860
Employee benefit accruals	550	917
Accrued liabilities	164	88
Deferred income	3,137	3,747
Charitable contribution carryforward	519	659
Other assets	494	580
Net operating loss credit carryforwards	39	705
Other liabilities	(121)	(26)
Valuation allowance	—	(12,096)
Deferred tax assets, net	$11,759	$263

In fourth-quarter 2014, Stratus evaluated the recoverability of its deferred tax assets, considering available positive and negative evidence, including recent earnings history and forecasts of future taxable income. As a result, Stratus concluded that there was sufficient positive evidence that its $11.8 million of deferred tax assets (net of deferred tax liabilities) will be realized. Accordingly, Stratus reversed the valuation allowance on its deferred tax assets as of December 31, 2014. Stratus recorded credits totaling $12.1 million in 2014 and $1.4 million in 2013 to the provision for income taxes to adjust the valuation allowances.

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

Stratus’ income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2014	2013
Current	$(664)	$(899)
Deferred	11,358	(30)
Benefit from (provision for) income taxes	$10,694	$(929)

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realization through a reduction of current taxes payable. Stratus' deferred tax assets related to the U.S. net operating loss carry forwards at December 31, 2014, did not include an additional $5.2 million of net operating losses in relation to excess tax benefits on stock option exercises and restricted stock units vested because these benefits have not yet been realized. At December 31, 2014, excluding these losses, Stratus had operating loss carryforwards totaling $0.1 million that expire between 2029 and 2031.

During 2014 and 2013, Stratus recorded unrecognized tax benefits related to state income tax filing positions. A summary of the changes in unrecognized tax benefits follows (in thousands):

	December 31,
	2014	2013
Balance at January 1	$854	$562
Additions for tax positions related to the current year	221	274
Additions for tax positions related to prior years	85	18
Balance at December 31	$1,160	$854

As of December 31, 2014, there was $1.2 million of unrecognized tax benefits that if recognized would affect Stratus' annual effective tax rate. Stratus does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is not more likely than not to be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest expense and penalties related to income taxes within income tax expense in its consolidated statements of operations. As of December 31, 2014, less than $0.1 million of interest costs have been accrued.

Stratus files income tax returns in the U.S. federal jurisdiction and state jurisdictions. With few exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2009, and state income tax examinations for the years prior to 2010.

Reconciliations of the income tax benefit computed at the federal statutory tax rate of 35 percent and the recorded income tax provision follow (dollars in thousands):

	Years Ended December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Income tax expense computed at the
federal statutory income tax rate	$(2,612)	(35)%	$(2,388)	(35)%
Adjustments attributable to:
Change in valuation allowance	12,096	162%	1,395	20%
Noncontrolling interests	1,664	22%	1,158	17%
Equity in unconsolidated affiliates’ (income) loss	—	—%	27	—%
State taxes and other, net	(454)	(6)%	(1,121)	(16)%
Benefit from (provision for) income taxes	$10,694	143%	$(929)	(14)%

Stratus paid federal and state income taxes totaling $0.5 million in 2014 and $0.5 million in 2013. Stratus received income tax refunds of less than $0.1 million in 2014. Stratus did not receive refunds of federal or state income taxes in 2013.

9. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has three stock-based compensation plans, all of which have awards available for grant. In May 2013, Stratus' stockholders approved the 2013 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 180,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 2010 Stock Incentive Plan provides for the issuance of stock options and restricted stock units relating to 140,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of common stock. Awards with respect to 139,000 shares under the 2013 Stock Incentive Plan, 1,875 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2014.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized when appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs for stock options was 2.8 percent and for restricted stock units was zero percent for the years presented below.

	Years Ended December 31,
	2014	2013
Stock options awarded to directors	$6	$14
Restricted stock units awarded to employees and directors	474	324
Impact on net income before income taxes	$480	$338

Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). Stratus has not granted stock options since 2011. A summary of stock options outstanding as of December 31, 2014, and changes during the year ended December 31, 2014, follow:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	76,875	$18.42
Exercised	(5,000)	13.06
Expired	(28,750)	16.02
Balance at December 31	43,125	20.65	3.1	$81
Vested and exercisable at December 31	41,875	20.97	2.9	$77

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of Stratus’ common stock. Stratus estimates its expected life of options using historical data to estimate option exercises and forfeitures. When appropriate, employees who have similar historical exercise behavior are grouped for valuation purposes. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the date of grant. Stratus has not paid, and has no current plan to pay, cash dividends on its common stock. Our current ability to pay dividends is restricted by terms of our credit facility. There were no stock options granted during 2014 or 2013.

The intrinsic value of options exercised during 2014 and 2013 was less than $0.1 million. A total of 2,500 stock options vested during 2014 and 3,750 vested during 2013, with weighted-average grant-date fair values of $6.63 per option and $5.91 per option, respectively. As of December 31, 2014, there were 1,250 stock options unvested with a weighted-average grant-date fair value of $6.91 per option. As of December 31, 2014, Stratus had no unrecognized compensation cost related to unvested stock options.

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

A summary of outstanding unvested restricted stock units as of December 31, 2014, and activity during the year ended December 31, 2014, is presented below:

	Number of Restricted Stock Units	Aggregate Intrinsic Value ($000)
Balance at January 1	100,875
Granted	48,000
Vested	(35,375)
Balance at December 31	113,500	$1,566

The total grant date fair value of restricted stock units granted during the year ended December 31, 2014, was $0.8 million. The total intrinsic value of restricted stock units vesting during the year ended December 31, 2014, was $0.6 million. As of December 31, 2014, Stratus had $1.1 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.8 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units for the years ended December 31, 2014, and 2013 (in thousands, except shares of Stratus common stock tendered):

	2014	2013
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	10,917	8,132
Cash received from stock option exercises	$65	$91
Amounts Stratus paid for employee taxes	$125	$9

a.
Under terms of the related plans and agreements, upon exercise of stock options and vesting of restricted stock units, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

Share Purchase Program.  In November 2013, Stratus' board of directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. Purchases under this program during 2014 included 39,960 shares for $0.7 million (an average of $17.00 per share), which Stratus purchased in private transactions. As of December 31, 2014, 991,695 shares remain available under this program.

Employee Benefits.  Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation for corporate employees and 4 percent for ACL Live employees. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.4 million in both 2014 and 2013.

10. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $55.3 million at December 31, 2014. These commitments primarily included contracts for construction of improvements for the Tecoma apartments at Barton Creek and The Oaks and Lakeway.

Guarantees. At December 31, 2014, Stratus had guarantees related to the W Austin Hotel & Residences project (see Note 2).

Letters of Credit.  As of December 31, 2014, Stratus had letters of credit committed totaling $4.6 million under its credit facility with Comerica (see Note 7).

Rental Income.  As of December 31, 2014, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases which extend through 2025, totaled $4.8 million in 2015, $4.8 million in 2016, $4.8 million in 2017, $4.5 million in 2018, $3.8 million in 2019 and $15.3 million thereafter.

Operating Lease.  As of December 31, 2014, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases totaled $0.1 million for each of 2015 and 2016 and less than $0.1 million in 2017. Total expense under Stratus’ operating leases amounted to $0.1 million in 2014 and 2013.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties for thirty years. The City also provided Stratus $15 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2014, Stratus had permanently used $11.4 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $1.4 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2014. Available credit bank capacity was $2.2 million at December 31, 2014.

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

11. Business Segments
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, the Circle C community, Lantana and the condominium units at the W Austin Hotel & Residences project); in Lakeway, Texas (The Oaks at Lakeway) located in the greater Austin area; and in Magnolia, Texas located in the greater Houston area.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2).

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

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing	Eliminations and Other[b]	Total
Year Ended December 31, 2014:
Revenues:
Unaffiliated customers	$26,084	$42,354	$19,048	$6,625	$—	$94,111
Intersegment	97	506	60	503	(1,166)	—
Cost of sales, excluding depreciation	20,743	30,753	14,763	3,236	(530)	68,965
Depreciation	229	5,851	1,260	1,785	(148)	8,977
Litigation settlement	(2,082)	—	—	—	—	(2,082)
General and administrative expenses	6,105	402	148	1,869	(637)	7,887
Operating income	$1,186	$5,854	$2,937	$238	$149	$10,364
Capital expenditures[c]	$54,928	$704	$123	$5,977	$—	$61,732
Total assets at December 31, 2014	$183,856	$111,671	$50,486	$50,510	$6,164	$402,687

Year Ended December 31, 2013:
Revenues:
Unaffiliated customers	$67,589	$39,234	$15,481	$5,406	$—	$127,710
Intersegment	72	310	78	517	(977)	—
Cost of sales, excluding depreciation	54,180	29,483	13,076	2,755	(290)	99,204
Depreciation	242	6,033	1,239	1,687	(148)	9,053
Insurance Settlement	(1,785)	—	—	—	—	(1,785)
General and administrative expenses	6,024	322	125	1,204	(588)	7,087
Operating income	$9,000	$3,706	$1,119	$277	$49	$14,151
Capital expenditures[c]	$16,595	$759	$280	$1,347	$—	$18,981
Total assets at December 31, 2013	$140,890	$115,510	$47,802	$48,617	$(5,876)	$346,943

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the Block 21 Joint Venture (see Note 2).

c.	Also includes purchases and development of residential real estate held for sale.

12. Subsequent Events
On January 8, 2015, a Stratus subsidiary entered into a $34.1 million construction loan agreement with Comerica Bank (the Tecoma Construction loan), to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek, which is referred to as the Tecoma Barton Creek multi-family project. The interest rate is a LIBOR-based rate (as defined in the loan agreement) plus 2.5 percent. The Tecoma Construction loan matures on January 8, 2018, and Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions. The Tecoma Construction loan is fully guaranteed by Stratus until certain operational milestones (as defined in the loan agreement) are met.

In 2012, Stratus sold 7500 Rialto, an office building in Lantana, and recognized a gain of $5.1 million and deferred a gain of $5 million related to a guaranty provided to the lender in connection with the buyer's assumption of the loan.

The guaranty was released in January 2015, and Stratus will recognize the $5 million deferred gain in first-quarter 2015.

Stratus evaluated events after December 31, 2014, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.  Controls and Procedures
(a)           Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Changes in internal controls over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
On January 8, 2015, Barton Creek Tecoma I, L.L.C., a wholly owned subsidiary of Stratus, and Comerica Bank entered into a construction loan agreement, a promissory note and related loan documents which provide for a construction loan in the aggregate amount of $34,148,000, the proceeds of which will be used for the development and construction of the first phase, consisting of 236 units, of a 1,856 unit multi-family development in Section N of Barton Creek, which is referred to as the Tecoma Barton Creek multi-family project.

The interest rate applicable to amounts borrowed under the loan is a LIBOR-based rate (defined under the loan agreement as the per annum interest rate equal to the quotient of LIBOR divided by 1.00 minus the maximum rate during the interest period at which the lender is required to maintain reserves on “Euro-currency Liabilities” as defined in and pursuant to Regulation D of the Board of Governors) plus 2.5 percent per annum. The loan may be repaid in part or whole at any time during the term of the loan without penalty. The loan will mature on January 8, 2018, and Stratus may extend the maturity of the loan for up to two additional twelve-month periods, the second of which ends on January 8, 2020, subject to satisfaction of certain conditions, including a debt service coverage ratio of at least 1.10 to 1.00 on the date immediately preceding the commencement of the first extension period and 1.20 to 1.00 on the date immediately preceding the commencement of the second extension period.

The loan contains affirmative and negative covenants usual and customary for loan agreements of this nature.

The loan is secured by a first lien on 44.888 acres of land in Section N of Barton Creek and the improvements thereon.

The payment and performance of the loan has been guaranteed by Stratus as follows: 100 percent through completion of the development and construction of the first phase, reducing to 50 percent upon the issuance of the certificate of occupancy, and ceasing once the Tecoma Barton Creek multi-family project’s net operating income achieves the greater of a 9.10 percent debt yield ratio or a debt service coverage ratio of at least 1.20 to 1.00.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2015 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10. regarding our executive officers appears under "Executive Officers of the Registrant" after Part I, Item 4. "Mine Safety Disclosures."

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2015 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2014

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation. All of our outstanding equity compensation plans were previously approved by our stockholders, and the following plans had shares available for grant as of December 31, 2014: the 2013 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors. The following table presents information regarding these equity compensation plans as of December 31, 2014:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	156,625	[a]	$20.65	143,375	[b]
Equity compensation plans not
approved by security holders	N/A		N/A	N/A
Total	156,625	[a]	$20.65	143,375	[b]

a. The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 113,500 restricted stock units. These awards are not reflected in column (b) as they do not have an exercise price.
b. As of December 31, 2014, there were 139,000 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2013 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 1,875 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2010 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 2,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2015 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1).	Financial Statements.

The consolidated statements of income, comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. "Financial Statements and Supplementary Data."

(a)(2).	Financial Statement Schedules.

Reference is made to Schedule III-Real Estate, Commercial Leasing Assets and Facilities and Accumulated Depreciation, beginning on page F-2 hereof.

(a)(3).	Exhibits.

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

Date:  March 16, 2015

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

Date:  March 16, 2015

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2014
(In Thousands, except Number of Lots and Acres)
SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2014			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$353	$—	$2,257	$2,610	$—	$2,610	14	—	$—	1988
Circle C, Austin, TX	837	—	6,555	7,392	—	7,392	50	—	—	1992
W Austin Hotel & Residences, Austin, TX	—	2,243	—	—	2,243	2,243	2	—	—	2014
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	9,505	—	71,162	80,667	—	80,667	—	166	—	1988
Lakeway, TX	22,562	—	10,022	32,584	—	32,584	—	87	—	2013
Circle C, Austin, TX	753	—	1,591	2,344	—	2,344	—	—	—	1992
Magnolia, TX	3,237	—	523	3,760	—	3,760	—	124	—	2014
Lantana, Austin, TX	1,513	—	3,053	4,566	—	4,566	—	36	—	1994
Land Available for Development[c,d]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	7,983	—	7,829	15,812	—	15,812	—	1,257	—	1988
Circle C, Austin, TX	2,704	—	2,441	5,145	—	5,145	—	264	—	1992
Lantana, Austin, TX	157	—	254	411	—	411	—	8	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXe	8,075	173,565	—	8,075	173,565	181,640	—	—	30,596	2006
Barton Creek Village, Austin, TXf	55	6,065	—	55	6,065	6,120	—	—	1,317	2007
5700 Slaughter, Austin, TXg	969	4,772	—	969	4,772	5,741	—	—	1,169	2008
Parkside Village, Austin, TXh	665	18,015	—	665	18,015	18,680	—	—	1,750	1992
Corporate offices, Austin,TX	—	1,268	—	—	1,268	1,268	—	—	552	N/A
Total	$59,384	$205,928	$105,671	$165,055	$205,928	$370,983	66	1,944	$35,384

a.
Includes individual tracts of land that have been developed and permitted for residential use, condominium units at our W Austin Hotel & Residences project or developed lots with homes already built on them.

b.	Includes real estate that is currently being developed or has received the necessary permits to be developed.

c.	See Note 7 included in Part II, Item 8. of this Annual Report on Form 10-K for a description of assets securing debt.

d.	Includes undeveloped real estate that can be sold “as is” or will be developed in the future as additional permitting is obtained.

e.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences project.

f.	Consists of a 22,366-square-foot retail complex representing the first phase of Barton Creek Village and a 3,085-square-foot bank building.

g.	Consists of two retail buildings totaling 21,248 square feet and a 4,450-square-foot bank building at the 5700 Slaughter retail complex in the Circle C community.

h.	Consists of a 90,184-square-foot retail complex in the Circle C community.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Balance, beginning of year	$325,967	$349,120
Improvements and other	60,741	19,791
Cost of real estate sold	(15,725)	(42,944)
Balance, end of year	$370,983	$325,967

The aggregate net book value for federal income tax purposes as of December 31, 2014 was $370.9 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Balance, beginning of year	$27,009	$18,380
Retirement of assets	(602)	(424)
Depreciation expense	8,977	9,053
Balance, end of year	$35,384	$27,009

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

10.2
Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc. and Comerica Bank dated as of November 12, 2014.
X

10.3
Second Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc. and Comerica Bank dated as of February 11, 2015.
X

10.4
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($35.0 million revolving line of credit).
			10-K	000-19989	3/29/2013

10.5
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($3.0 million letters of credit).
			10-K	000-19989	3/29/2013

10.6
Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and Comerica Bank dated as of December 31, 2012 ($10.0 million construction loan).
			10-K	000-19989	3/29/2013

10.7	Term Loan Agreement by and among CJUF II Stratus Block 21 LLC, Bank of America, N.A., and the lenders party thereto from time to time, dated September 30, 2013.		8-K	000-19989	10/3/2013

10.8	Promissory Note by and between CJUF II Stratus Block 21 LLC and Bank of America, N.A., dated September 30, 2013.		8-K	000-19989	10/3/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.9	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($5.0 million loan).		10-Q	000-19989	5/15/2013

10.10	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($5.0 million loan).		8-K	000-19989	9/12/2012

10.11	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Select Portfolio Inc. dated as of December 12, 2006 ($5.0 million loan).		10-K	000-19989	3/16/2007

10.12	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($3.0 million loan).		10-Q	000-19989	5/15/2013

10.13	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($3.0 million loan).		8-K	000-19989	9/12/2012

10.14	Amended and Restated Loan Agreement between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II dated as of December 12, 2006 ($3.0 million loan).		10-K	000-19989	3/16/2007

10.15	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($8.0 million loan).		10-Q	000-19989	5/15/2013

10.16	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($8.0 million loan).		8-K	000-19989	9/12/2012

10.17
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-II ($8.0 million loan).
			10-K	000-19989	3/16/2007

10.18	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).		10-Q	000-19989	5/15/2013

10.19	Loan Modification Agreement by and between Stratus Properties Inc. and American Select Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.20	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Select Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

10.21	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of April 1, 2013 ($3.5 million loan).		10-Q	000-19989	5/15/2013

10.22	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc. effective as of September 1, 2012 ($3.5 million loan).		8-K	000-19989	9/12/2012

10.23	Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of June 1, 2007, subsequently assigned to American Strategic Income Portfolio Inc. ($3.5 million loan).		10-Q	000-19989	8/9/2007

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.24	Construction Loan Agreement by and between Tract 107, L.L.C. and Comerica Bank dated as of May 17, 2011.		10-Q	000-19989	8/15/2011

10.25	Fifth Modification and Extension Agreement by and among Tract 107, L.L.C., Stratus Properties Inc. and Comerica Bank effective as of December 12, 2013.		8-K	000-19989	12/18/2013

10.26	Amended and Restated Promissory Note by and between Tract 107, L.L.C. and Comerica Bank effective as of December 12, 2013.		8-K	000-19989	12/18/2013

10.27	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.28
First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.
X

10.29
Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower and PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions Party Thereto as Lenders dated as of September 29, 2014.
			8-K	000-19989	10/3/2014

10.30
First Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions Party Thereto as Existing Lender and New Lender dated as of November 7, 2014.
			10-Q	000-19989	11/13/2014

10.31	Promissory Note dated September 29, 2014 executed by and among Stratus Lakeway Center L.L.C. and PlainsCapital Bank.	X

10.32	Promissory Note dated September 29, 2014 executed by and among Stratus Lakeway Center L.L.C. and Southside Bank.	X

10.33	Construction Loan Agreement by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank effective as of January 8, 2015.	X

10.34	Promissory Note by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank dated as of January 8, 2015.	X

10.35*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.	X

10.36*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.	X

10.37*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.38*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.39*	Form of Notice of Grant of Restricted Stock Units under the 2010 Stock Incentive Plan for Non-Employee Director Grants (adopted August 2012).		10-K	000-19989	3/29/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.40*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. Stock Incentive Plan for Non-Employee Director Grants (adopted August 2014)	X

10.41*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.42*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.43*	Stratus Properties Inc. Director Compensation.		10-K	000-19989	3/31/2014

10.44*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2013.		8-K	000-19989	4/15/2013

10.45*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2013.		8-K	000-19989	4/15/2013

14.1	Ethics and Business Conduct Policy.		10-K	000-19989	3/30/2004

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Power of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

E-4