Form 10-Q
period 2015-03-31
STRATUS PROPERTIES INC
filed 2015-05-08
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐        Accelerated filer ☑         Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No

On April 30, 2015, there were issued and outstanding 8,061,106 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$24,724	$29,645
Restricted cash	5,385	7,615
Real estate held for sale	31,872	12,245
Real estate under development	114,442	123,921
Land available for development	24,358	21,368
Real estate held for investment, net	176,295	178,065
Investment in unconsolidated affiliates	882	795
Deferred tax assets	9,942	11,759
Other assets	18,247	17,274
Total assets	$406,147	$402,687

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,669	$8,076
Accrued liabilities	6,735	9,670
Debt	201,722	196,477
Other liabilities and deferred gain	8,271	13,378
Total liabilities	227,397	227,601

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	91
Capital in excess of par value of common stock	204,465	204,269
Accumulated deficit	(44,579)	(47,321)
Accumulated other comprehensive loss	(374)	(279)
Common stock held in treasury	(20,470)	(20,317)
Total stockholders’ equity	139,133	136,443
Noncontrolling interests in subsidiaries	39,617	38,643
Total equity	178,750	175,086
Total liabilities and equity	$406,147	$402,687

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Hotel	$11,619	$10,812
Entertainment	4,309	5,487
Real estate operations	2,476	5,431
Commercial leasing	1,821	1,569
Total revenues	20,225	23,299
Cost of sales:
Hotel	8,082	7,632
Entertainment	3,403	4,021
Real estate operations	2,110	3,818
Commercial leasing	741	701
Depreciation	2,304	2,247
Total cost of sales	16,640	18,419
General and administrative expenses	1,976	2,062
Insurance settlement	—	(530)
Total costs and expenses	18,616	19,951
Operating income	1,609	3,348
Interest expense, net	(850)	(849)
Loss on interest rate cap	(55)	(81)
Other income, net	4	19
Income before income taxes and equity in unconsolidated affiliates' income	708	2,437
Equity in unconsolidated affiliates' income	121	681
Provision for income taxes	(263)	(226)
Income from continuing operations	566	2,892
Income from discontinued operations, net of taxes	3,218	—
Net income	3,784	2,892
Net income attributable to noncontrolling interests in subsidiaries	(1,042)	(1,795)
Net income attributable to common stock	$2,742	$1,097

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.06)	$0.14
Discontinued operations	0.40	—
Basic and diluted net income per share attributable to common stockholders	$0.34	$0.14

Weighted-average shares of common stock outstanding:
Basic	8,041	8,050
Diluted	8,079	8,101

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$3,784	$2,892

Other comprehensive loss, net of taxes:
Loss on interest rate swap agreement	(163)	(206)
Other comprehensive loss	(163)	(206)

Total comprehensive income	3,621	2,686
Total comprehensive income attributable to noncontrolling interests	(974)	(1,734)
Total comprehensive income attributable to common stock	$2,647	$952

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flow from operating activities:
Net income	$3,784	$2,892
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,304	2,247
Cost of real estate sold	1,167	2,584
Deferred gain on sale of 7500 Rialto	(5,000)	—
Stock-based compensation	136	98
Equity in unconsolidated affiliates' income	(121)	(681)
Deposits	(98)	(603)
Deferred income taxes	1,880	—
Purchases and development of real estate properties	(6,563)	(7,991)
Decrease in other assets	1,256	881
Decrease in accounts payable, accrued liabilities and other	(577)	(1,904)
Net cash used in operating activities	(1,832)	(2,477)

Cash flow from investing activities:
Capital expenditures	(8,276)	(488)
Return of investment in unconsolidated affiliates	35	1,275
Net cash (used in) provided by investing activities	(8,241)	787

Cash flow from financing activities:
Borrowings from credit facility	14,500	3,500
Payments on credit facility	(6,946)	(1,171)
Borrowings from project loans	6,774	—
Payments on project and term loans	(9,083)	(420)
Net payments for stock-based awards, including excess tax benefit	(93)	(190)
Noncontrolling interests distributions	—	(1,040)
Repurchase of treasury stock	—	(536)
Net cash provided by financing activities	5,152	143
Net decrease in cash and cash equivalents	(4,921)	(1,547)
Cash and cash equivalents at beginning of year	29,645	21,307
Cash and cash equivalents at end of period	$24,724	$19,760

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	37	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	136	—	—	—	—	136	—	136
Tax benefit for stock-based awards	—	—	60	—	—	—	—	60	—	60
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Total comprehensive income (loss)	—	—	—	2,742	(95)	—	—	2,647	974	3,621
Balance at March 31, 2015	9,153	$91	$204,465	$(44,579)	$(374)	1,093	$(20,470)	$139,133	$39,617	$178,750

Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	31	(536)	(536)	—	(536)
Exercised and issued stock-based awards	31	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	98	—	—	—	—	98	—	98
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Total comprehensive income (loss)	—	—	—	1,097	(145)	—	—	952	1,734	2,686
Balance at March 31, 2014	9,107	$91	$203,822	$(59,627)	$(167)	1,072	$(20,174)	$123,945	$46,389	$170,334

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2014 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to common stock by the weighted-average shares of common stock outstanding during the first-quarter periods. A reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts) follows:

	Three Months Ended
	March 31,
	2015		2014
Net income	$3,784		$2,892
Net income attributable to noncontrolling interests in subsidiaries	(1,042)		(1,795)
Net income attributable to Stratus common stock	$2,742		$1,097

Weighted-average shares of common stock outstanding	8,041		8,050
Add shares issuable upon exercise or vesting of:
Dilutive stock options	6		15
Restricted stock units	32	[a]	36

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,079		8,101

Diluted net income per share attributable to common stock	$0.34		$0.14
a. Excludes 36,000 shares of common stock that were anti-dilutive based on the treasury stock method.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded were approximately 28,100 stock options for both first-quarter 2015 and first-quarter 2014.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture) for a 36-story mixed-use development in downtown Austin, Texas, anchored by W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Block 21 Joint Venture, and Canyon-Johnson has an approximate 60 percent interest. As of March 31, 2015, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. As of March 31, 2015, the inception-to-date distributions totaled $52.7 million to Stratus and $61.6 million to Canyon-Johnson.

Upon formation of the Block 21 Joint Venture and at reconsideration events defined by accounting guidance, Stratus performed evaluations and concluded that the Block 21 Joint Venture was a variable interest entity (VIE) and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of the Block 21 Joint Venture in accordance with applicable accounting guidance. See Note 2 of the Stratus 2014 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Block 21 Joint Venture (in thousands):

	March 31,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$21,021	$17,319
Restricted cash	4,856	7,090
Real estate held for investment, net	149,632	151,078
Other assets	6,794	6,042
Total assets	182,303	181,529
Liabilities:
Accounts payable	3,579	2,859
Accrued liabilities	4,955	6,901
Debt	97,879	98,267
Other liabilities and deferred gain	5,990	5,346
Total liabilities	112,403	113,373
Net assets	$69,900	$68,156

Profits and losses among partners in a real estate venture are allocated based on how changes in net assets of the venture would affect cash payments to the partners over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the Block 21 Joint Venture will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the Block 21 Joint Venture's cumulative profits or losses are allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date. As of March 31, 2015, the cumulative earnings of the Block 21 Joint Venture were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$24	$24	$79	$79
Liabilities:
Interest rate swap agreement	821	821	596	596
Debt	201,722	201,878	196,477	196,856

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which caps the one-month London Interbank Offered Rate (LIBOR), the variable rate in the Bank of America loan agreement relating to the W Austin Hotel & Residences project (the BoA loan), at 1 percent for the first year the BoA loan is outstanding, 1.5 percent for the second year and 2 percent for the third year. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

Interest Rate Swap Agreement. On December 13, 2013, Stratus' joint venture with LCHM Holdings, LLC, formerly Moffett Holdings, LLC, for the development of Parkside Village (the Parkside Village Joint Venture), entered into an interest rate swap agreement with Comerica Bank that effectively converts the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. With the interest rate swap agreement in place, the Parkside Village Joint Venture's interest cost on the Parkside Village loan will be 4.8 percent through the December 31, 2020, maturity date. Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

5.	DEBT
Tecoma Construction Loan. On January 8, 2015, a Stratus subsidiary entered into a $34.1 million construction loan agreement with Comerica Bank to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek, which is referred to as the Tecoma Barton Creek multi-family project (the Tecoma construction loan). The interest rate on the Tecoma construction loan is a LIBOR-based rate (as defined in the loan agreement) plus 2.5 percent. The Tecoma construction loan matures on January 8, 2018, and Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions. The Tecoma construction loan is fully guaranteed by Stratus until certain operational milestones (as defined in the loan agreement) are met.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $2.2 million for first-quarter 2015 and $1.7 million for first-quarter 2014. Stratus' capitalized interest costs totaled $1.4 million for first-quarter 2015 and $0.8 million for first-quarter 2014. Capitalized interest costs for the 2015 and 2014 periods primarily related to development activities at Lakeway and properties in Barton Creek.

6.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 of the Stratus 2014 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities), totaling $9.9 million at March 31, 2015, and $11.8 million at December 31, 2014. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for first-quarter 2015, and the U.S. Federal statutory income tax rate of 35 percent was primarily attributable to state income taxes offset by the tax effect of income attributable to non-controlling interests. During first-quarter 2014, Stratus was subject to state income taxes while maintaining a valuation allowance against its deferred tax assets related to federal income taxes. During fourth-quarter 2014, Stratus released the valuation allowance and recorded a tax benefit.

7.	BUSINESS SEGMENTS
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

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2 of the Stratus 2014 From 10-K for further discussion).

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

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing		Eliminations and Other[b]	Total
Three Months Ended March 31, 2015:
Revenues:
Unaffiliated customers	$2,476	$11,619	$4,309	$1,821		$—	$20,225
Intersegment	25	72	23	86		(206)	—
Cost of sales, excluding depreciation	2,111	8,102	3,429	765		(71)	14,336
Depreciation	57	1,494	324	467		(38)	2,304
General and administrative expenses	1,375	221	80	415		(115)	1,976
Operating (loss) income	$(1,042)	$1,874	$499	$260		$18	$1,609
Income from discontinued operations	$—	$—	$—	$3,218	[c]	$—	$3,218
Capital expenditures[d]	6,563	391	61	7,824		—	14,839
Total assets at March 31, 2015	192,630	109,669	50,993	48,465		4,390	406,147

Three Months Ended March 31, 2014:
Revenues:
Unaffiliated customers	$5,431	$10,812	$5,487	$1,569	$—	$23,299
Intersegment	23	130	7	123	(283)	—
Cost of sales, excluding depreciation	3,870	7,632	4,069	725	(124)	16,172
Depreciation	56	1,473	319	435	(36)	2,247
Insurance settlement	(530)	—	—	—	—	(530)
General and administrative expenses	1,628	72	27	501	(166)	2,062
Operating income	$430	$1,765	$1,079	$31	$43	$3,348
Capital expenditures[d]	$7,991	$49	$32	$407	$—	$8,479
Total assets at March 31, 2014	141,617	113,742	49,846	48,834	(6,160)	347,879

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes eliminations of intersegment amounts, including the deferred development fee income between Stratus and the Block 21 Joint Venture (see Note 3).

c.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in first-quarter 2015.

d.	Also includes purchases and development of residential real estate held for sale.

8.	NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Retrospective application of the ASU is required upon adoption and the impact of adopting this ASU on the consolidated balance sheets would be a decrease in other assets and debt of $2.8 million at March 31, 2015, and $2.6 million at December 31, 2014.

9.	DISCONTINUED OPERATIONS
In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5.0 million related to a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and Stratus recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stock) in first-quarter 2015.

10.	SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2015, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis of financial condition and results of operations, “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our financial statements, the related management's discussion and analysis of financial condition and results of operations and the discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to "Cautionary Statement" for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin area, but including projects in certain other select markets in Texas. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 7 for further discussion of our operating segments.

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

The principal holdings in our real estate operations operating segment are in southwest Austin, Texas. The number of developed lots/units, acreage under development and undeveloped acreage as of March 31, 2015, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	78	18	—	18	512	308	418	1,238	1,256
Circle C	42	—	—	—	—	36	228	264	264
Lantana	—	—	—	—	—	—	44	44	44
W Austin Residences	2	—	—	—	—	—	—	—	—
Lakeway:
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—		—	—	—	—	124	124	124
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	122	18	87	105	512	344	816	1,672	1,777

Our residential holdings at March 31, 2015, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our commercial leasing holdings at March 31, 2015, in addition to the office and retail space at the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village, which are both in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which we owned and were marketing the remaining two unsold units as of March 31, 2015), and office, retail and entertainment space. The hotel is managed by

Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

For first-quarter 2015, our revenues totaled $20.2 million and our net income attributable to common stock totaled $2.7 million, compared with revenues of $23.3 million and net income attributable to common stock of $1.1 million for first-quarter 2014. The decrease in revenues in the 2015 period primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales at Verano Drive and Amarra Drive Phase II as inventory has declined, partly offset by an increase in revenue from our Hotel and Commercial Leasing segments. The results for first-quarter 2015 also included recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stock). The results for first-quarter 2014 included income of $0.6 million associated with an insurance settlement and the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences.

For discussion of operating cash flows and debt transactions see "Capital Resources and Liquidity" below.

BUSINESS STRATEGY AND RELATED RISKS

Our business strategy is to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We have also pursued opportunities for new projects that offer the possibility of acceptable returns and risks.
Our board of directors has approved a five-year plan to create value for stockholders by methodically developing certain existing assets and actively marketing other assets for possible sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. We believe that the Austin and surrounding sub-markets continue to be desirable. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and, as a result, we believe that through strategic planning and development, we can maximize and fully realize their value. Our development plans require significant additional capital, and may be pursued through joint ventures or other means. In addition, our strategy is subject to continued review by our board of directors and may change as a result of market conditions or other factors deemed relevant by our board of directors.
In January 2015, we and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our joint venture partner in the W Austin Hotel & Residences project, engaged a financial adviser to explore a possible sale of the W Austin Hotel & Residences project; to date, the process has not produced an acceptable transaction. Stratus is the manager of, and has an approximate 42 percent interest in, the W Austin Hotel & Residences project, and Canyon-Johnson has an approximate 58 percent interest in the W Austin Hotel & Residences project. The joint venture will consider future sales opportunities as they arise and own and operate the project until sold. We are also in the process of engaging or considering the engagement of advisers to market other developed and undeveloped properties.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. During first-quarter 2015, our operating cash flows reflect purchases and development of real estate properties totaling $6.6 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months. As of March 31, 2015, we had $4.4 million of availability under our revolving line of credit with Comerica Bank, which matures in May 2015 and which we expect to refinance in the normal course of business.

We also had $3.1 million in cash and cash equivalents available for use in our real estate operations, excluding cash balances held by our joint ventures, as shown below (in thousands):

Consolidated cash and cash equivalents	$24,724
Less: Block 21 Joint Venture cash	21,021
Less: Parkside Village Joint Venture cash	581
Net cash available	$3,122

Although we have debt maturities of $38.9 million in 2015 and $109.3 million in 2016, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See "Capital Resources and Liquidity" below and “Risk Factors” included in Part 1, Item 1A. of our 2014 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of March 31, 2015, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	14	—	—	14
Phase III Lots	64	—	—	64
Townhomes	—	—	190	190
Section N Multi-family (Tecoma)	—	236	1,624	1,860
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	42	—	—	42
Tract 101 multi-family	—	—	240	240
Tract 102 multi-family	—	—	56	56
W Austin Hotel & Residences project:
Condominium units	2	—	—	2
Total Residential Lots/Units	122	236	2,266	2,624

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

Calera. Calera is a residential subdivision with plat approval for 155 lots. The initial phase of the Calera subdivision included 16 courtyard homes at Calera Court. The second phase of the Calera subdivision, Calera Drive, consisted of 53 single-family lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and included 71 single-family lots. During 2014, we sold the remaining nine Verano Drive lots for $3.5 million, including three lots for $1.2 million in first-quarter 2014.

Amarra Drive. Amarra Drive Phase I, which is the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consisted of 35 lots on 51 acres, was substantially completed in October 2008. During 2014, we sold 16 Phase II lots for $8.2 million, including five lots for $2.5 million in first-quarter 2014. As of March 31, 2015, 14 Phase II lots remained unsold.

During late 2013, we commenced development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. These lots were completed during first-quarter 2015 and are being marketed for sale.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During first-quarter 2015, we sold eight Meridian lots for $2.2 million and as of March 31, 2015, 42 lots remain unsold.

Tecoma Multi-Family. The Tecoma Multi-Family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015, and the project is expected to be completed in January 2016.

W Austin Residences. As of March 31, 2015, only two condominium units remained unsold. During first-quarter 2014, we sold two units for $1.7 million and no units were sold during first-quarter 2015.

Commercial. As of March 31, 2015, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development related to our commercial property (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, TX (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank ground lease	4,450	—	—	4,450
5700 Slaughter	21,248	—	—	21,248
Parkside Village[b]	90,184	—	—	90,184
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences project:
Office[b]	39,328	—	—	39,328
Retail[b]	18,362	—	—	18,362
Lakeway:
The Oaks at Lakeway	—	245,022	—	245,022
Magnolia	—	—	351,000	351,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	199,023	245,022	3,152,938	3,596,983

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

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of March 31, 2015, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). As of March 31, 2015, aggregate occupancy for the two retail buildings was 100 percent. The Circle C community also includes a 4,450-square-foot bank building on an existing ground lease, which expires in 2025.

The Circle C community also includes Parkside Village, a 90,184-square-foot retail project. This project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, an 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. We entered into a joint venture with LCHM Holdings, LLC, for the development and operation of Parkside Village (the Parkside Village Joint Venture) (see Note 3 of our 2014 Form 10-K). Construction of the Parkside Village retail project was completed in fourth-quarter 2014, and as of March 31, 2015, occupancy of Parkside Village was approximately 96 percent. A lease for an additional two percent of the space has been signed, and leasing is ongoing for the remaining space.

Lantana. Lantana is a partially developed, mixed-use real estate development project. As of March 31, 2015, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 44 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

W Austin Hotel & Residences project. The project has 39,328 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,362 square feet of retail space. As of March 31, 2015, occupancy for the office space was 100 percent and occupancy for the retail space was 74 percent. Leasing is ongoing for the remaining retail space.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB) anchored retail project planned for 245,022 square feet of commercial space. The HEB lease and related agreements have been executed and leasing for the retail space is underway. The project is currently under construction, and the HEB store is expected to open in October 2015.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to begin in 2016.

UNCONSOLIDATED AFFILIATE

Crestview Station. The Crestview Station Joint Venture is a single-family, multi-family, retail and office development, located on the site of a commuter line. As of March 31, 2015, the Crestview Station Joint Venture has sold all of its property except for one commercial site (see Note 6 in our 2014 Form 10-K). We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	First-Quarter
	2015	2014
Operating income:
Real estate operations	$(1,042)	$430
Hotel	1,874	1,765
Entertainment	499	1,079
Commercial leasing	260	31
Eliminations and other	18	43
Operating income	$1,609	$3,348
Interest expense, net	$(850)	$(849)
Income from discontinued operations, net of taxes	$3,218	$—
Net income	$3,784	$2,892
Net income attributable to noncontrolling interests in subsidiaries	$(1,042)	$(1,795)
Net income attributable to Stratus common stock	$2,742	$1,097

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 7 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	First-Quarter
	2015	2014
Revenues:
Developed property sales	$2,205	$5,349
Commissions and other	296	105
Total revenues	2,501	5,454
Cost of sales, including depreciation	2,168	3,926
Insurance settlement	—	(530)
General and administrative expenses	1,375	1,628
Operating (loss) income	$(1,042)	$430

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	First-Quarter
	2015			2014
	Units/Lots	Revenues	Average Cost Per Unit/Lot	Units/Lots	Revenues	Average Cost Per Unit/Lot
Barton Creek
Calera:
Verano Drive	—	$—	$—	3	$1,154	$187
Amarra Drive:
Phase II Lots	—	—	—	5	2,475	203

Circle C
Meridian	8	2,205	156	—	—	—

W Austin Hotel & Residences Project
Condominium Units	—	—	—	2	1,720	698
Total Residential	8	$2,205		10	$5,349

The decrease in developed property sales and revenues in first-quarter 2015 primarily resulted from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive and Amarra Drive Phase II as inventories have declined, partly offset by increased lot sales at Meridian. Development of Amarra Drive Phase III, which consists of 64 lots, was completed during first-quarter 2015, and the lots are being marketed.

Commissions and Other. Commissions and other primarily includes design fees and sales of our development fee credits to third parties and totaled $0.3 million for first-quarter 2015 and $0.1 million for first-quarter 2014. We received the development fee credits as part of the Circle C settlement (see Note 10 of our 2014 Form 10-K).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $2.2 million for first-quarter 2015, compared with $3.9 million for first-quarter 2014. The decrease in cost of sales in first-quarter 2015 primarily reflects fewer condominium unit sales at the W Austin Residences. Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $0.9 million for first-quarter 2015, compared with $1.0 million for first-quarter 2014. Cost of sales also included credits of $0.1 million in first-quarter 2014 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

Insurance Settlement. We recorded pre-tax income of $0.5 million in first-quarter 2014 related to an insurance settlement.

General and Administrative Expenses. Consolidated general and administrative expenses primarily consist of employee salaries, wages and other costs and totaled $2.0 million in first-quarter 2015, compared with $2.1 million in first-quarter 2014. The decrease in general and administrative expenses in first-quarter 2015 primarily reflects decreased employee costs and consulting fees. General and administrative expenses allocated to real estate operations totaled $1.4 million for first-quarter 2015, compared with $1.6 million for first-quarter 2014. For more information about the allocation of general and administrative expenses to our operating segments, see Note 7.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	First-Quarter
	2015	2014
Hotel revenue	$11,691	$10,942
Hotel cost of sales, excluding depreciation	8,102	7,632
Depreciation	1,494	1,473
General and administrative expenses	221	72
Operating income	$1,874	$1,765

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room, which is calculated by dividing total room revenue by total rooms available, averaged $320 for first-quarter 2015, compared with $309 for first-quarter 2014. Increased Hotel revenues for first-quarter 2015, compared with first-quarter 2014, primarily reflect higher average room rates and increased food and beverage sales.

Hotel Cost of Sales.  Hotel operating costs totaled $8.1 million in first-quarter 2015, compared with $7.6 million in first-quarter 2014. The increase in hotel cost of sales in first-quarter 2015 primarily reflects increased variable costs, including marketing.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	First-Quarter
	2015	2014
Entertainment revenue	$4,332	$5,494
Entertainment cost of sales, excluding depreciation	3,429	4,069
Depreciation	324	319
General and administrative expenses	80	27
Operating income	$499	$1,079

Entertainment Revenue. Entertainment revenue primarily reflect the results of operations for ACL Live including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. The decrease in Entertainment revenue for first-quarter 2015 primarily resulted from lower revenue from private events.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	First-Quarter
	2015	2014
Events:
Events hosted	48	45
Estimated attendance	55,845	52,200
Ancillary net revenue per attendee	$49.01	$53.26
Ticketing:
Number of tickets sold	33,762	36,200
Gross value of tickets sold (in thousands)	$1,781	$1,744

Entertainment Cost of Sales. Entertainment operating costs totaled $3.4 million in first-quarter 2015, compared with $4.1 million in first-quarter 2014. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted. The decrease in Entertainment operating costs for first-quarter 2015, compared with first-quarter 2014, primarily reflects lower direct costs associated with private events.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	First-Quarter
	2015	2014
Rental revenue	$1,907	$1,692
Rental cost of sales, excluding depreciation	765	725
Depreciation	467	435
General and administrative expenses	415	501
Operating income	$260	$31

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C community. The increase in rental revenue in first-quarter 2015 primarily reflects increased leasing activity and occupancy at Parkside Village and Block 21 office.

Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) totaled $2.2 million for first-quarter 2015, compared with $1.7 million for first-quarter 2014. The increase in interest expense in first-quarter 2015 primarily reflects higher average debt balances. Capitalized interest totaled $1.4 million for first-quarter 2015 and $0.8 million for first-quarter 2014, and is primarily related to development activities at properties in Barton Creek, Lakeway, and Magnolia.

Loss on Interest Rate Cap Agreement. We recorded a loss of less than $0.1 million for first-quarter 2015 and first-quarter 2014, associated with changes in the fair value of our interest rate cap agreement (see Note 4).

Other Income, Net. We recorded other income of less than $0.1 million for first-quarter 2015 and first-quarter 2014.

Equity in Unconsolidated Affiliates' Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net income of these entities totaled $0.1 million for first-quarter 2015, compared with $0.7 million for first-quarter 2014. The decrease in first-quarter 2015, compared with first-quarter 2014, reflects the third closing in the take-down agreement between Crestview Station and DR Horton and events hosted by Stump Fluff during the South by Southwest festival, both of which occurred in first-quarter 2014.

Provision For Income Taxes. We recorded a provision for income taxes of $0.3 million for first-quarter 2015 and $0.2 million for first-quarter 2014. Our tax provisions for both the 2015 and 2014 periods also include the Texas state margin tax. The difference between our consolidated effective income tax rate for first-quarter 2015, and the U.S. Federal statutory income tax rate of 35 percent was primarily attributable to state income taxes offset by the tax effect of income attributable to non-controlling interests. During first-quarter 2014, we were subject to state income taxes while maintaining a valuation allowance against our deferred tax assets related to federal income taxes. During fourth-quarter 2014, we released the valuation allowance and recorded a tax benefit.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $1.0 million for first-quarter 2015, compared with $1.8 million for first-quarter 2014. The decrease for first-quarter 2015 primarily relates to lower income from the W Austin Hotel & Residences project, associated with fewer condominium unit sales. Additionally, first-quarter 2014 included income associated with an insurance settlement, which also contributed to lower income from the W Austin Hotel & Residences project for first-quarter 2015 relative to first-quarter 2014.

DISCONTINUED OPERATIONS

In 2012, we sold 7500 Rialto, an office building in Lantana. In connection with the sale, we recognized a gain of $5.1 million and deferred a gain of $5.0 million related to a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and we recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stock) in first-quarter 2015.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Cash Flows for the Three Months Ended March 31, 2015 and 2014
Cash used in operating activities totaled $1.8 million during first-quarter 2015, compared with $2.5 million during first-quarter 2014. Expenditures for purchases and development of real estate properties totaled $6.6 million during first-quarter 2015 and $8.0 million during first-quarter 2014, and primarily included development costs for our Barton Creek properties.

Cash (used in) provided by investing activities totaled $(8.2) million during first-quarter 2015, compared with $0.8 million during first-quarter 2014. Development of commercial leasing properties increased in first-quarter 2015 to $8.3 million, compared with $0.5 million in first-quarter 2014, primarily for The Oaks at Lakeway. First-quarter 2014 also included a return of investment from Crestview Station totaling $1.3 million.

Cash provided by financing activities totaled $5.2 million for first-quarter 2015, compared with $0.1 million for first-quarter 2014. During first-quarter 2015, net borrowings on the Comerica credit facility totaled $7.6 million, compared with $2.3 million for first-quarter 2014. Net payments on other project and term loans totaled $2.3 million for first-quarter 2015, compared with $0.4 million for first-quarter 2014. First-quarter 2014 also reflected noncontrolling interest distributions for the Block 21 Joint Venture (see Note 3) and the Parkside Village Joint Venture of $1.0 million. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2015. Noncontrolling interest distributions will vary based on joint venture results and cash requirements.

Credit Facility and Other Financing Arrangements
At March 31, 2015, we had total debt of $201.7 million, compared with $196.5 million at December 31, 2014. The increase is primarily related to increased borrowing under our Comerica revolving credit facility and the construction loan agreement with PlainsCapital Bank to fund the construction, development and leasing of The Oaks at Lakeway (the Lakeway construction loan). Our debt outstanding at March 31, 2015, consisted of the following:

•	$97.9 million outstanding under the Bank of America loan agreement relating to the W Austin Hotel & Residences project (the BoA loan).

•
$30.6 million outstanding under the $48.0 million Comerica credit facility, which is comprised of a $35.0 million revolving loan, $4.4 million of which was available at March 31, 2015; a $3.0 million tranche for letters of credit, with no amounts outstanding ($2.7 million of letters of credit committed); and a $10.0 million construction loan, with no amounts outstanding ($1.9 million of letters of credit committed). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•	$22.9 million outstanding under the Lakeway construction loan.

•	$19.3 million outstanding under the construction loan agreement and promissory note with Comerica Bank to finance the development of Parkside Village (the Parkside Village loan).

•
$14.5 million outstanding under the three unsecured term loans with Diversified Real Asset Income Fund (DRAIF), formerly American Strategic Income Portfolio or ASIP, which include an $8.0 million loan, a $3.5 million loan and a $3.0 million loan.

•	$6.9 million outstanding under the term loan agreement with United Heritage Credit Union secured by assets at 5700 Slaughter (the United/Slaughter loan).

•	$5.9 million outstanding under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•
$3.8 million outstanding under the term loan agreement with Holliday Fenoglio Fowler, L.P., the proceeds of which were used to purchase approximately 142 acres of land in Magnolia, Texas (the Magnolia loan).

•	Less than $0.1 million outstanding under the Tecoma construction loan (see Note 5).

The Comerica credit facility and our DRAIF unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of March 31, 2015, Stratus' total stockholders' equity was $139.1 million. See Note 7 of our 2014 Form 10-K for further discussion of our outstanding debt.

The following table summarizes our debt maturities as of March 31, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
BoA loan[a]	$1,163	$96,716	$—	$—	$—	$—	$97,879
Comerica credit facility[b]	30,639	—	—	—	—	—	30,639
Lakeway construction loan	—	—	—	—	22,901	—	22,901
Parkside Village loan	361	480	480	480	480	16,981	19,262
DRAIF term loans[c]	6,500	8,000	—	—	—	—	14,500
United/Slaughter loan	115	161	169	177	185	6,086	6,893
Barton Creek Village term loan	106	146	153	160	167	5,165	5,897
Magnolia loan	—	3,750	—	—	—	—	3,750
Tecoma construction loan	—	—	—	1	—	—	1
Total	$38,884	$109,253	$802	$818	$23,733	$28,232	$201,722

a.	The Block 21 Joint Venture has the option to extend the 2016 maturity date for up to three additional one-year terms.

b.	The facility matures in May 2015.

c.	The $3.5 million loan and the $3.0 million loan both mature in December 2015.

Stratus expects to repay or refinance its near-term debt maturities in the normal course of business.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2014. See Note 10 of our 2014 Form 10-K for further information.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our new five-year business strategy, projections or expectations related to operational and financial performance, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices we consider acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or their failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under “Risk Factors” in Part I, Item 1A. of our 2014 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock that we repurchased during the three months ended March 31, 2015.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares that May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
January 1 to 31, 2015	—	$—	—	991,695
February 1 to 28, 2015	—	—	—	991,695
March 1 to 31, 2015	—	—	—	991,695
Total	—	—	—

a.
In November 2013, the board of directors approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.

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

Date: May 8, 2015

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
			10-K	000-19989	3/16/2015

10.2	Construction Loan Agreement by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank effective as of January 8, 2015.		10-K	000-19989	3/16/2015

10.3	Promissory Note by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank dated as of January 8, 2015.		10-K	000-19989	3/16/2015

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1