Form 10-Q
period 2015-06-30
STRATUS PROPERTIES INC
filed 2015-08-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On July 31, 2015, there were issued and outstanding 8,061,106 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$25,474	$29,645
Restricted cash	6,485	7,615
Real estate held for sale	50,927	12,245
Real estate under development	127,808	123,921
Land available for development	24,151	21,368
Real estate held for investment, net	153,099	178,065
Investment in unconsolidated affiliates	615	795
Deferred tax assets	9,934	11,759
Other assets	18,211	17,274
Total assets	$416,704	$402,687

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$11,590	$8,076
Accrued liabilities	7,894	9,670
Debt	210,758	196,477
Other liabilities and deferred gain	8,729	13,378
Total liabilities	238,971	227,601

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	91
Capital in excess of par value of common stock	204,546	204,269
Accumulated deficit	(45,698)	(47,321)
Accumulated other comprehensive loss	(265)	(279)
Common stock held in treasury	(20,470)	(20,317)
Total stockholders’ equity	138,204	136,443
Noncontrolling interests in subsidiaries	39,529	38,643
Total equity	177,733	175,086
Total liabilities and equity	$416,704	$402,687

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Hotel	$11,054	$10,560	$22,673	$21,372
Entertainment	4,995	3,513	9,304	9,000
Real estate operations	2,234	6,824	4,710	12,255
Commercial leasing	1,703	1,624	3,524	3,193
Total revenues	19,986	22,521	40,211	45,820
Cost of sales:
Hotel	8,295	7,641	16,377	15,273
Entertainment	3,688	2,515	7,091	6,536
Real estate operations	2,011	4,682	4,121	8,500
Commercial leasing	959	703	1,700	1,404
Depreciation	2,346	2,225	4,650	4,472
Total cost of sales	17,299	17,766	33,939	36,185
General and administrative expenses	2,145	1,959	4,121	4,021
Insurance settlement	—	(46)	—	(576)
Total costs and expenses	19,444	19,679	38,060	39,630
Operating income	542	2,842	2,151	6,190
Interest expense, net	(1,031)	(974)	(1,881)	(1,823)
Loss on interest rate cap agreement	(13)	(170)	(68)	(251)
Other income, net	285	3	289	22
(Loss) income before income taxes and equity in unconsolidated affiliates' (loss) income	(217)	1,701	491	4,138
Equity in unconsolidated affiliates' (loss) income	(239)	(243)	(118)	438
Benefit from (provision for) income taxes	216	(194)	(47)	(420)
(Loss) income from continuing operations	(240)	1,264	326	4,156
Income from discontinued operations, net of taxes	—	—	3,218	—
Net (loss) income	(240)	1,264	3,544	4,156
Net income attributable to noncontrolling interests in subsidiaries	(879)	(1,045)	(1,921)	(2,840)
Net (loss) income attributable to common stock	$(1,119)	$219	$1,623	$1,316

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.14)	$0.03	$(0.20)	$0.16
Discontinued operations	$—	$—	$0.40	$—
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.14)	$0.03	$0.20	$0.16

Weighted-average shares of common stock outstanding:
Basic	8,061	8,030	8,051	8,040
Diluted	8,061	8,068	8,081	8,085

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net (loss) income	$(240)	$1,264	$3,544	$4,156

Other comprehensive loss, net of taxes:
Gain (loss) on interest rate swap agreement	182	(229)	19	(435)
Other comprehensive loss	182	(229)	19	(435)

Total comprehensive (loss) income	(58)	1,035	3,563	3,721
Total comprehensive income attributable to noncontrolling interests	(952)	(975)	(1,926)	(2,709)
Total comprehensive (loss) income attributable to common stock	$(1,010)	$60	$1,637	$1,012

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flow from operating activities:
Net income	$3,544	$4,156
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,650	4,472
Cost of real estate sold	2,098	6,081
Deferred gain on sale of 7500 Rialto	(5,000)	—
Stock-based compensation	269	220
Equity in unconsolidated affiliates' income	118	(438)
Deposits	82	(101)
Deferred income taxes	1,829	—
Purchases and development of real estate properties	(15,703)	(24,817)
Municipal utility district reimbursement	5,307	—
Decrease in other assets	193	1,093
Increase (decrease) in accounts payable, accrued liabilities and other	2,022	(1,233)
Net cash used in operating activities	(591)	(10,567)

Cash flow from investing activities:
Capital expenditures	(16,740)	(953)
Return of investment in unconsolidated affiliates	62	1,345
Net cash (used in) provided by investing activities	(16,678)	392

Cash flow from financing activities:
Borrowings from credit facility	23,500	23,500
Payments on credit facility	(15,366)	(6,828)
Borrowings from project loans	15,810	6,000
Payments on project and term loans	(9,662)	(5,067)
Net payments for stock-based awards, including excess tax benefit	(144)	(190)
Noncontrolling interests distributions	(1,040)	(3,581)
Repurchase of treasury stock	—	(637)
Financing costs	—	(69)
Net cash provided by financing activities	13,098	13,128
Net (decrease) increase in cash and cash equivalents	(4,171)	2,953
Cash and cash equivalents at beginning of year	29,645	21,307
Cash and cash equivalents at end of period	$25,474	$24,260

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	37	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	269	—	—	—	—	269	—	269
Tax benefit for stock-based awards	—	—	8	—	—	—	—	8	—	8
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Total comprehensive income	—	—	—	1,623	14	—	—	1,637	1,926	3,563
Balance at June 30, 2015	9,153	$91	$204,546	$(45,698)	$(265)	1,093	$(20,470)	$138,204	$39,529	$177,733

Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	37	(637)	(637)	—	(637)
Exercised and issued stock-based awards	31	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	220	—	—	—	—	220	—	220
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(3,581)	(3,581)
Total comprehensive income (loss)	—	—	—	1,316	(304)	—	—	1,012	2,709	3,721
Balance at June 30, 2014	9,107	$91	$203,944	$(59,408)	$(326)	1,078	$(20,275)	$124,026	$44,823	$168,849

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2014 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month and six-month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stock by the weighted-average shares of common stock outstanding during the second-quarter and six-month periods. A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts) follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015		2014	2015		2014
Net (loss) income	$(240)		$1,264	$3,544		$4,156
Net income attributable to noncontrolling interests in subsidiaries	(879)		(1,045)	(1,921)		(2,840)
Net (loss) income attributable to Stratus common stock	$(1,119)		$219	$1,623		$1,316

Weighted-average shares of common stock outstanding	8,061		8,030	8,051		8,040
Add shares issuable upon exercise or vesting of:
Dilutive stock options	—		15	6		15
Restricted stock units	—	[a]	23	24	[a]	30

Weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share	8,061		8,068	8,081		8,085

Diluted net (loss) income per share attributable to common stock	$(0.14)		$0.03	$0.20		$0.16
a. Excludes shares of common stock totaling approximately 26 thousand for second-quarter 2015 and 31 thousand for the first six months of 2015 associated with anti-dilutive RSUs.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled approximately 25 thousand for second-quarter 2015, 26 thousand for the first six months of 2015, and 28 thousand for both second-quarter and the first six months of 2014.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
Stratus and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) are participants in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture) for a 36-story mixed-use development in downtown Austin, Texas, anchored by W Hotel & Residences (the W Austin Hotel & Residences project). Stratus is the manager of, and has an approximate 40 percent interest in, the Block 21 Joint Venture, and Canyon-Johnson has an approximate 60 percent interest. As of June 30, 2015, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson. Distributions totaled $0.8 million to Stratus and $1.0 million to Canyon-Johnson for both second-quarter and the first six months of 2015. As of June 30, 2015, the inception-to-date distributions totaled $53.4 million to Stratus and $62.6 million to Canyon-Johnson.

Upon formation of the Block 21 Joint Venture and at reconsideration events defined by accounting guidance, Stratus performed evaluations and concluded that the Block 21 Joint Venture was a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of the Block 21 Joint Venture in accordance with applicable accounting guidance. See Note 2 in the Stratus 2014 Form 10-K for further discussion.

Stratus’ consolidated balance sheets include the following assets and liabilities of the Block 21 Joint Venture (in thousands):

	June 30,	December 31,
	2015	2014
Assets:
Cash and cash equivalents	$21,222	$17,319
Restricted cash	6,135	7,090
Real estate held for investment, net	147,721	151,078
Other assets	6,407	6,042
Total assets	181,485	181,529
Liabilities:
Accounts payable	2,915	2,859
Accrued liabilities	5,376	6,901
Debt	97,492	98,267
Other liabilities	6,267	5,346
Total liabilities	112,050	113,373
Net assets	$69,435	$68,156

Profits and losses among partners in a real estate venture are allocated based on how changes in net assets of the venture would affect cash payments to the partners over the life of the venture and on its liquidation. The amount of the ultimate profits earned by the Block 21 Joint Venture will affect the ultimate profit sharing ratios because of provisions in the joint venture agreement, which would require Stratus to return certain previously received distributions to Canyon-Johnson under certain circumstances. Because of the uncertainty of the ultimate profits and, therefore, profit-sharing ratios, the Block 21 Joint Venture's cumulative profits or losses are allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date. As of June 30, 2015, the cumulative earnings of the Block 21 Joint Venture were allocated based on 42 percent for Stratus and 58 percent for Canyon-Johnson.

On July 6, 2015, Stratus notified Canyon-Johnson of its election to purchase Canyon-Johnson’s interest in the Block 21 Joint Venture for $60.9 million. Canyon-Johnson triggered the process on May 12, 2015, requiring Stratus to elect to either sell its interest in the joint venture to Canyon-Johnson for $44.5 million or purchase Canyon-Johnson’s interest in the joint venture for $60.9 million. In accordance with the terms of the joint venture’s operating agreement, closing, which is subject to customary conditions, will occur no later than November 10, 2015. The purchase will be made in connection with the refinancing of the W Austin Hotel & Residences project, which is currently being negotiated. Upon completion of the purchase transaction, Stratus will own 100 percent of and will continue to consolidate the Block 21 Joint Venture. The change in ownership will be reflected in stockholder's equity on the Consolidated Balance Sheet.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$10	$10	$79	$79
Liabilities:
Interest rate swap agreement	581	581	596	596
Debt	210,758	210,899	196,477	196,856

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

On July 2, 2015, Stratus completed the sale of the Parkside Village property. In connection with the sale, Stratus fully repaid the amount outstanding under the Parkside Village loan. See Note 10 for further discussion.

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

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $2.3 million for second-quarter 2015, $1.9 million for second-quarter 2014, $4.6 million for the first six months of 2015, and $3.6 million for the first six months of 2014. Stratus' capitalized interest costs totaled $1.3 million for second-quarter 2015, $1.0 million for second-quarter 2014, $2.7 million for the first six months of 2015, and $1.8 million for the first six months of 2014. Capitalized interest costs for the 2015 and 2014 periods primarily related to development activities at Lakeway and certain properties in Barton Creek.

6.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2014 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $9.9 million at June 30, 2015, and $11.8 million at December 31, 2014. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for second-quarter and the first six months of 2015, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to state income taxes offset by the tax effect of income attributable to noncontrolling interests. During the first six months of 2014, Stratus was subject to state income taxes while maintaining a valuation allowance against its deferred tax assets related to federal income taxes. During fourth-quarter 2014, Stratus released the valuation allowance and recorded a tax benefit.

7.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consist of its properties in Austin, Texas (the Barton Creek community, the Circle C community, Lantana and the condominium units at the W Austin Hotel & Residences project); in Lakeway, Texas (The Oaks at Lakeway) located in the greater Austin area; and in Magnolia, Texas located in the greater Houston area.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences project.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences project. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2 in the Stratus 2014 Form 10-K for further discussion).

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project, a retail building and a bank building in Barton Creek Village, and 5700 Slaughter and Parkside Village in the Circle C community. On July 2, 2015, Stratus completed the sales of the Parkside Village and 5700 Slaughter properties. See Note 10 for further discussion.

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

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing[b]	Eliminations and Other[c]	Total
Three Months Ended June 30, 2015:
Revenues:
Unaffiliated customers	$2,234	$11,054	$4,995	$1,703	$—	$19,986
Intersegment	25	69	79	166	(339)	—
Cost of sales, excluding depreciation	2,011	8,353	3,744	985	(140)	14,953
Depreciation	68	1,496	318	501	(37)	2,346
General and administrative expenses	1,620	169	61	484	(189)	2,145
Operating (loss) income	$(1,440)	$1,105	$951	$(101)	$27	$542
Capital expenditures[d]	$9,140	$57	$8	$8,399	$—	$17,604
Total assets at June 30, 2015	205,426	109,069	49,116	48,445	4,648	416,704

Three Months Ended June 30, 2014:
Revenues:
Unaffiliated customers	$6,824	$10,560	$3,513	$1,624	$—	$22,521
Intersegment	24	99	11	132	(266)	—
Cost of sales, excluding depreciation	4,696	7,642	2,598	727	(122)	15,541
Depreciation	57	1,457	311	438	(38)	2,225
Insurance settlement	(46)	—	—	—	—	(46)
General and administrative expenses	1,465	143	52	445	(146)	1,959
Operating income	$676	$1,417	$563	$146	$40	$2,842
Capital expenditures[d]	$16,826	$27	$—	$438	$—	$17,291
Total assets at June 30, 2014	156,604	113,048	50,054	49,587	(5,761)	363,532

Six Months Ended June 30, 2015:
Revenues:
Unaffiliated customers	$4,710	$22,673	$9,304	$3,524	$—	$40,211
Intersegment	50	141	102	252	(545)	—
Cost of sales, excluding depreciation	4,122	16,455	7,173	1,750	(211)	29,289
Depreciation	125	2,990	642	968	(75)	4,650
General and administrative expenses	2,995	390	141	899	(304)	4,121
Operating (loss) income	$(2,482)	$2,979	$1,450	$159	$45	$2,151
Income from discontinued operations[e]	$—	$—	$—	$3,218	$—	$3,218
Capital expenditures[d]	15,703	448	69	16,223	—	32,443

Six Months Ended June 30, 2014:
Revenues:
Unaffiliated customers	$12,255	$21,372	$9,000	$3,193	$—	$45,820
Intersegment	47	229	18	255	(549)	—
Cost of sales, excluding depreciation	8,566	15,274	6,667	1,452	(246)	31,713
Depreciation	113	2,930	630	873	(74)	4,472
Insurance settlement	(576)	—	—	—	—	(576)
General and administrative expenses	3,093	215	79	946	(312)	4,021
Operating income	$1,106	$3,182	$1,642	$177	$83	$6,190
Capital expenditures[d]	$24,817	$76	$32	$845	$—	$25,770

a.	Includes sales commissions and other revenues together with related expenses.

b.	On July 2, 2015, Stratus completed the sales of Parkside Village and 5700 Slaughter (see Note 10).

c.	Includes eliminations of intersegment amounts.

d.	Also includes purchases and development of residential real estate held for sale.

e.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in first-quarter 2015.

8.	NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Retrospective application of the ASU is required upon adoption and the impact of adopting this ASU on the Consolidated Balance Sheets would be a decrease in other assets and debt of $2.5 million at June 30, 2015, and $2.6 million at December 31, 2014.

9.	DISCONTINUED OPERATIONS
In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and Stratus recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stock) in first-quarter 2015.

10.	SUBSEQUENT EVENTS
On July 2, 2015, Stratus completed the sales of its Austin-area Parkside Village and 5700 Slaughter retail properties, both located in the Circle C community, to Whitestone REIT. The Parkside Village retail project, owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The 5700 Slaughter retail project, wholly owned by Stratus, consisted of 25,698 leasable square feet and was sold for $12.5 million. Stratus used proceeds from these transactions to fully repay the total of $26 million outstanding under the Parkside Village construction loan with Comerica Bank and the term loan agreement with United Heritage Credit Union, with the remainder being held in escrow while Stratus assesses potential tax free like-kind exchange transactions. After debt repayments and closing costs, cash proceeds from these transactions approximated $17 million, and Stratus expects to record a pre-tax gain of approximately $21 million, of which the noncontrolling interest is approximately $4 million, in third-quarter 2015. Stratus has determined that the sales of the Parkside Village and 5700 Slaughter retail projects do not meet the criteria for classification as discontinued operations.

At June 30, 2015, approximately $24.3 million of assets and $26.0 million of liabilities were associated with the Parkside Village and 5700 Slaughter retail projects.

Net (loss) income before income taxes and net (loss) income attributable to Stratus associated with Parkside Village and 5700 Slaughter follow (in thousands):

	Six Months Ended June 30,
	2015	2014
Net (loss) income before income taxes	(46)	165
Net (loss) income attributable to Stratus	(47)	118

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

The principal holdings in our Real Estate Operations operating segment are in southwest Austin, Texas. The number of developed lots/units, acreage under development and undeveloped acreage as of June 30, 2015, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	75	18	—	18	512	308	418	1,238	1,256
Circle C	41	—	—	—	—	36	228	264	264
Lantana	—	—	—	—	—	—	44	44	44
W Austin Residences	2	—	—	—	—	—	—	—	—
Lakeway:
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—		—	—	—	—	124	124	124
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	118	18	87	105	512	344	816	1,672	1,777

Our residential holdings at June 30, 2015, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our commercial leasing holdings at June 30, 2015, in addition to the office and retail space at the W Austin Hotel & Residences project, consisted of the first phase of Barton Creek Village, and the 5700 Slaughter retail complex and Parkside Village, which are both in the Circle C community. See "Development Activities - Commercial" for further discussion including recent sales of the Parkside Village and 5700 Slaughter retail properties.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which we owned and were marketing the remaining two unsold units as of June 30, 2015), and office, retail and entertainment space. The hotel is managed by

Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

For second-quarter 2015, our revenues totaled $20.0 million and our net loss attributable to common stock totaled $1.1 million, compared with revenues of $22.5 million and net income attributable to common stock of $0.2 million for second-quarter 2014. For the first six months of 2015, our revenues totaled $40.2 million and our net income attributable to common stock totaled $1.6 million, compared with revenues of $45.8 million and net income attributable to common stock of $1.3 million for the first six months of 2014. The decrease in revenues in the 2015 periods primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales at Verano Drive and Amarra Drive Phase II as inventory has declined as a result of previous sales activity, partly offset by an increase in revenue from our Hotel and Commercial Leasing segments. The results for the first six months of 2015 also included recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stock). The results for the first six months of 2014 included income of $1.1 million (including $0.4 million for second-quarter 2014) associated with an insurance settlement and the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residence project.

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
Our board of directors has approved a five-year plan to create value for stockholders by methodically developing certain existing assets and actively marketing other assets for possible sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. Consistent with the strategy communicated in our five-year plan, on July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter retail properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively.
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
Currently, we are the manager of, and have an approximate 42 percent interest in, the W Austin Hotel & Residences project, and our joint venture partner, Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), has an approximate 58 percent interest in the W Austin Hotel & Residences project. We and Canyon-Johnson explored a possible sale of the W Austin Hotel & Residences project in early 2015. This process did not result in a transaction acceptable to both parties, and on May 12, 2015, Canyon-Johnson triggered the process of requiring us to elect to either sell our interest in the joint venture to them for $44.5 million or purchase their interest in the joint venture for $60.9 million. On July 6, 2015, we notified Canyon-Johnson of our election to purchase their interest in the joint venture. In accordance with the terms of the joint venture’s operating agreement, closing, which is subject to customary conditions, will occur no later than November 10, 2015. The purchase will be made in connection with the refinancing of the W Austin Hotel & Residences project, which is currently being negotiated. We are also in the process of engaging or considering the engagement of advisers to market other developed and undeveloped properties.

In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. During the first six months of 2015, our operating cash flows reflect purchases and development of real estate properties totaling $15.7 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months. As of June 30, 2015, we had $3.8 million of availability under our revolving line of credit with Comerica Bank, which matures in August 2015 and which we expect to refinance in the normal course of business.

We also had $3.4 million in cash and cash equivalents available for use in our real estate operations, excluding cash balances held by our joint ventures, as shown below (in thousands):

Consolidated cash and cash equivalents	$25,474
Less: Block 21 Joint Venture cash	21,222
Less: Parkside Village Joint Venture cash	812
Net cash available	$3,440

Although we have currently scheduled debt maturities of $38.9 million in 2015 and $109.3 million in 2016, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See "Capital Resources and Liquidity" below regarding recent debt repayments and refinancing and “Risk Factors” included in Part 1, Item 1A. of our 2014 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of June 30, 2015, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	14	—	—	14
Phase III Lots	61	—	—	61
Townhomes	—	—	190	190
Section N Multi-family (Tecoma)	—	236	1,624	1,860
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	41	—	—	41
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
W Austin Hotel & Residences project:
Condominium units	2	—	—	2
Total Residential Lots/Units	118	236	2,266	2,620

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

Amarra Drive. Amarra Drive Phase I, which was the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consisted of 35 lots on 51 acres, was substantially completed in October 2008. During the first six months of 2014, we sold nine Phase II lots for $4.2 million, including four lots for $1.7 million in second-quarter 2014. As of June 30, 2015, 14 Phase II lots remained unsold.

In first-quarter 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During second-quarter 2015, we sold three Phase III lots for $1.8 million and as of June 30, 2015, 61 Phase III lots remained unsold. During July 2015, we sold two Phase III lots, and as of July 31, 2015, five Phase III lots were under contract.

Tecoma Multi-Family. The Tecoma Multi-Family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015 and pre-leasing is expected to begin in September 2015. The project is expected to be completed in March 2016.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During the first six months of 2015, we sold nine Meridian lots for $2.5 million (including one lot for $0.3 million in second-quarter 2015) and as of June 30, 2015, 41 Meridian lots remained unsold. As of July 31, 2015, seven Meridian lots were under contract.

Calera. Calera is a residential subdivision with plat approval for 155 lots. The initial phase of the Calera subdivision included 16 courtyard homes at Calera Court. The second phase of the Calera subdivision, Calera Drive, consisted of 53 single-family lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and included 71 single-family lots. During 2014, we sold the remaining nine Verano Drive lots for $3.5 million, including six lots for $2.4 million in second-quarter 2014.

W Austin Residences. During the first six months of 2014, we sold three units for $4.4 million, including one unit for $2.7 million in second-quarter 2014. There were no sales during the first six months of 2015 and as of June 30, 2015, only two condominium units remained unsold.

Commercial. As of June 30, 2015, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Chase Bank ground lease[b]	4,450	—	—	4,450
5700 Slaughter[b]	21,248	—	—	21,248
Parkside Village[b,c]	90,184	—	—	90,184
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences project:
Office[c]	39,328	—	—	39,328
Retail[c]	18,362	—	—	18,362
Lakeway:
The Oaks at Lakeway	—	245,022	—	245,022
Magnolia	—	—	351,000	351,000
Austin 290 Tract	—	—	20,000	20,000
Total Square Feet	199,023	245,022	3,152,938	3,596,983

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

b.	On July 2, 2015, Stratus completed the sales of Parkside Village and 5700 Slaughter. See below and Note 10 for further discussion.

c.	Owned through a joint venture.

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of June 30, 2015, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Circle C. In 2008, we completed the construction of two retail buildings, totaling 21,248 square feet, at 5700 Slaughter in the Circle C community (5700 Slaughter). As of June 30, 2015, aggregate occupancy for the two retail buildings was 100 percent. The Circle C community also includes a 4,450-square-foot bank building (the Chase Bank ground lease) on an existing ground lease, which expires in 2025.

The Circle C community also includes Parkside Village, a 90,184-square-foot retail project. This project consists of a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, an 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. We entered into a joint venture with LCHM Holdings, LLC for the development and operation of Parkside Village (the Parkside Village Joint Venture) (see Note 3 in our 2014 Form 10-K). Construction of the Parkside Village retail project was completed in fourth-quarter 2014, and as of June 30, 2015, occupancy of Parkside Village was approximately 96 percent.

On July 2, 2015, we completed the sales of Parkside Village and 5700 Slaughter for $32.5 million and $12.5 million, respectively. See Note 10 for further discussion.
Lantana. Lantana is a partially developed, mixed-use real estate development project. As of June 30, 2015, we had entitlements for approximately 485,000 square feet of office and retail space on 44 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

W Austin Hotel & Residences project. The project has 39,328 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,362 square feet of retail space. As of June 30, 2015, occupancy for the office space was 100 percent and occupancy for the retail space was 74 percent. Leasing is ongoing for the remaining retail space. See "Business Strategy and Related Risks" for information on our pending acquisition of the interest of our joint venture partner.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB) anchored retail project planned for 245,022 square feet of commercial space. Leases for 65 percent of the space, including the HEB lease, have been executed and leasing for the remaining space is underway. The project is currently under construction, and the HEB store is expected to open in October 2015.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to begin in 2016.

UNCONSOLIDATED AFFILIATE

Crestview Station. The Crestview Station Joint Venture is a single-family, multi-family, retail and office development, located on the site of a commuter line. As of June 30, 2015, the Crestview Station Joint Venture has sold all of its property except for one commercial site (see Note 6 in our 2014 Form 10-K). We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating (loss) income:
Real estate operations	$(1,440)	$676	$(2,482)	$1,106
Hotel	1,105	1,417	2,979	3,182
Entertainment	951	563	1,450	1,642
Commercial leasing	(101)	146	159	177
Eliminations and other	27	40	45	83
Operating income	$542	$2,842	$2,151	$6,190
Interest expense, net	$(1,031)	$(974)	$(1,881)	$(1,823)
Income from discontinued operations, net of taxes	$—	$—	$3,218	$—
Net (loss) income	$(240)	$1,264	$3,544	$4,156
Net income attributable to noncontrolling interests in subsidiaries	$(879)	$(1,045)	$(1,921)	$(2,840)
Net (loss) income attributable to Stratus common stock	$(1,119)	$219	$1,623	$1,316

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 7 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Developed property sales	$2,045	$6,777	$4,250	$12,126
Commissions and other	214	71	510	176
Total revenues	2,259	6,848	4,760	12,302
Cost of sales, including depreciation	2,079	4,753	4,247	8,679
Insurance settlement	—	(46)	—	(576)
General and administrative expenses	1,620	1,465	2,995	3,093
Operating (loss) income	$(1,440)	$676	$(2,482)	$1,106

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Lots/Units	Revenues	Average Cost Per Unit/Lot	Lots/Units	Revenues	Average Cost Per Unit/Lot
Barton Creek
Calera:
Verano Drive	—	$—	$—	6	$2,370	$179
Amarra Drive:
Phase II Lots	—	—	—	4	1,707	163
Phase III Lots	3	1,770	284	—	—	—

Circle C
Meridian	1	275	156	—	—	—

W Austin Hotel & Residences Project
Condominium Units	—	—	—	1	2,700	2,295
Total Residential	4	$2,045		11	$6,777

	Six Months Ended June 30,
	2015			2014
	Lots/Units	Revenues	Average Cost per Unit/Lot	Lots/Units	Revenues	Average Cost per Unit/Lot
Barton Creek
Calera:
Verano Drive	—	$—	$—	9	$3,524	$181
Amarra Drive:
Phase II Lots	—	—	—	9	4,182	185
Phase III Lots	3	1,770	284	—	—	—

Circle C
Meridian	9	2,480	156	—	—	—

W Austin Hotel & Residences Project
Condominium Units	—	—	—	3	4,420	1,230
Total Residential	12	$4,250		21	$12,126

The decrease in developed property sales and revenues in the 2015 periods primarily resulted from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive and Amarra Drive Phase II as inventories have declined, partly offset by increased lot sales at Meridian and Amarra Drive Phase III, which was completed during first-quarter 2015.

Commissions and Other. Commissions and other totaled $0.2 million for the second quarters of 2015 and 2014, $0.5 million for the first six months of 2015 and $0.2 million for the first six months of 2014.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $2.1 million for second-quarter 2015 and $4.2 million for the first six months of 2015, compared with $4.8 million for second-quarter 2014 and $8.7 million for the first six months of 2014. The decrease in cost of sales for the 2015 periods primarily reflects lower developed property sales. Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $1.1 million for second-quarter 2015 and $2.0 million for the first six months of 2015, compared with $0.9 million for second-quarter 2014 and $1.9 million for the first six months of 2014. Cost of sales for the 2015 periods included Barton Creek MUD reimbursements totaling less than $0.1 million. Cost of sales also included credits of $0.4 million for second-quarter 2014 and $0.5 million for the first six months of 2014 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

Insurance Settlement. We recorded pre-tax income of less than $0.1 million for second-quarter 2014 and $0.6 million for the first six months of 2014 related to an insurance settlement.

General and Administrative Expenses. Consolidated general and administrative expenses primarily consist of employee salaries, wages and other costs and totaled $2.1 million in second-quarter 2015 and $4.1 million for the first six months of 2015, compared with $2.0 million in second-quarter 2014 and $4.0 million for the first six months of 2014. General and administrative expenses allocated to real estate operations totaled $1.6 million for second-quarter 2015 and $3.0 million for the first six months of 2015, compared with $1.5 million for second-quarter 2014 and $3.1 million for the first six months of 2014. For more information about the allocation of general and administrative expenses to our operating segments, see Note 7.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Hotel revenue	$11,123	$10,659	$22,814	$21,601
Hotel cost of sales, excluding depreciation	8,353	7,642	16,455	15,274
Depreciation	1,496	1,457	2,990	2,930
General and administrative expenses	169	143	390	215
Operating income	$1,105	$1,417	$2,979	$3,182

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room, which is calculated by dividing total room revenue by total rooms available, averaged $287 for second-quarter 2015 and $303 for the first six months of 2015, compared with $284 for second-quarter 2014 and $296 for the first six months of 2014. Increased hotel revenues for the 2015 periods primarily reflect increased food and beverage sales.

Hotel Cost of Sales. Hotel operating costs totaled $8.4 million in second-quarter 2015 and $16.5 million for the first six months of 2015, compared with $7.6 million in second-quarter 2014 and $15.3 million for the first six months of 2014. The increase in hotel cost of sales in the 2015 periods primarily reflects higher property taxes.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Entertainment revenue	$5,074	$3,524	$9,406	$9,018
Entertainment cost of sales, excluding depreciation	3,744	2,598	7,173	6,667
Depreciation	318	311	642	630
General and administrative expenses	61	52	141	79
Operating income	$951	$563	$1,450	$1,642

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. The increase in entertainment revenue for the 2015 periods primarily resulted from increases in events hosted and ticket sales.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Events:
Events hosted	55	51	103	96
Estimated attendance	63,400	50,200	119,200	102,400
Ancillary net revenue per attendee	$48.67	$42.69	$48.83	$48.08
Ticketing:
Number of tickets sold	43,900	30,100	77,700	66,300
Gross value of tickets sold (in thousands)	$3,009	$1,708	$4,790	$3,451

Entertainment Cost of Sales. Entertainment operating costs totaled $3.7 million in second-quarter 2015 and $7.2 million for the the first six months of 2015, compared with $2.6 million in second-quarter 2014 and $6.7 million for the first six months of 2014. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted. The increase in Entertainment operating costs in the 2015 periods primarily reflects higher costs associated with an increase in events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenue	$1,869	$1,756	$3,776	$3,448
Rental cost of sales, excluding depreciation	985	727	1,750	1,452
Depreciation	501	438	968	873
General and administrative expenses	484	445	899	946
Operating (loss) income	$(101)	$146	$159	$177

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C community. The increase in rental revenue in the 2015 periods primarily reflects increased leasing activity at Parkside Village and Block 21 office. On July 2, 2015, we completed the sales of Parkside Village and 5700 Slaughter for $32.5 million and $12.5 million, respectively. See Note 10 for further discussion.

Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) totaled $2.3 million for second-quarter 2015 and $4.6 million for the first six months of 2015, compared with $1.9 million for second-quarter 2014 and $3.6 million for the first six months of 2014. The increase in interest expense in the 2015 periods primarily reflects higher average debt balances. Capitalized interest totaled $1.3 million for second-quarter 2015 and $2.7 million for the first six months of 2015, compared with $1.0 million for second-quarter 2014 and $1.8 million for the first six months of 2014, and is primarily related to development activities at Lakeway and certain properties in Barton Creek.

Loss on Interest Rate Cap Agreement. We recorded a loss of less than $0.1 million for second-quarter 2015 and and $0.1 million for the first six months of 2015, compared with $0.2 million in second-quarter 2014 and $0.3 million for the first six months of 2014, associated with changes in the fair value of our interest rate cap agreement (see Note 4).

Other Income, Net. We recorded other income of $0.3 million for the second quarter and first six months of 2015, compared with less than $0.1 million for the second quarter and first six months of 2014. The increase in other income in the 2015 periods primarily reflects interest received in connection with Barton Creek MUD reimbursements.

Equity in Unconsolidated Affiliates' (Loss) Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net (loss) income of these entities totaled $(0.2) million for second-quarter 2015 and $(0.1) million for the first six months of 2015, compared with $(0.2) million for second-quarter 2014 and $0.4 million for the first six months of 2014. The decrease in the first six months of 2015 reflects the third closing in the take-down agreement between Crestview Station and DR Horton and events hosted by Stump Fluff during the South by Southwest festival, both of which occurred in the first six months of 2014.

Benefit From (Provision For) Income Taxes. We recorded a benefit from (provision for) income taxes of $0.2 million for second-quarter 2015 and less than $(0.1) million for the first six months of 2015, compared with $(0.2) million for second-quarter 2014 and $(0.4) million for the first six months of 2014. Our tax benefit from (provision for) both the 2015 and 2014 periods also includes the Texas state margin tax. The difference between our consolidated effective income tax rate for each of the 2015 and 2014 periods, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to state income taxes offset by the tax effect of income attributable to non-controlling interests. During the first six months of 2014, we were subject to state income taxes while maintaining a valuation allowance against our deferred tax assets related to federal income taxes. During fourth-quarter 2014, we released the valuation allowance and recorded a tax benefit.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $0.9 million for second-quarter 2015 and $1.9 million for the first six months of 2015, compared with $1.0 million for second-quarter 2014 and $2.8 million for the first six months of 2014. The decrease for the 2015 periods primarily relates to lower income from the W Austin Hotel & Residences project, associated with fewer condominium unit sales. Additionally, second-quarter 2014 included income associated with an insurance settlement.

DISCONTINUED OPERATIONS

In 2012, we sold 7500 Rialto, an office building in Lantana. In connection with the sale, we recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and we recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stock) in first-quarter 2015.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Cash Flows for the Six Months Ended June 30, 2015 and 2014
Cash used in operating activities totaled $0.6 million during the first six months of 2015, compared with $10.6 million during the first six months of 2014. Expenditures for purchases and development of real estate properties totaled $15.7 million during the first six months of 2015 and $24.8 million during the first six months of 2014, and primarily included development costs for our Barton Creek properties.

Cash (used in) provided by investing activities totaled $(16.7) million during the first six months of 2015, compared with $0.4 million during the first six months of 2014. Development of commercial leasing properties increased during the first six months of 2015 to $16.7 million, compared with $1.0 million during the first six months of 2014, primarily for The Oaks at Lakeway project. The first six months of 2014 also included a return of investment from Crestview Station totaling $1.3 million.

Cash provided by financing activities totaled $13.1 million for both the first six months of 2015 and 2014. During the first six months of 2015, net borrowings on the Comerica credit facility totaled $8.1 million, compared with $16.7 million for the first six months of 2014. Net borrowings on other project and term loans totaled $6.1 million for the first six months of 2015, compared with $0.9 million for the first six months of 2014. Noncontrolling interest distributions for the Block 21 Joint Venture (see Note 3) and the Parkside Village Joint Venture totaled $1.0 million for the first six months of 2015 and $3.6 million for the first six months of 2014. Noncontrolling interest distributions will vary based on joint venture results and cash requirements. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at June 30, 2015.

Credit Facility and Other Financing Arrangements
At June 30, 2015, we had total debt of $210.8 million, compared with $196.5 million at December 31, 2014. Increased debt since year-end 2014 is primarily related to increased borrowing under our Comerica revolving credit facility and the construction loan agreement with PlainsCapital Bank to fund the construction, development and leasing of The Oaks at Lakeway (the Lakeway construction loan). Our debt outstanding at June 30, 2015, consisted of the following:

•	$97.5 million outstanding under the Bank of America loan agreement relating to the W Austin Hotel & Residences project (the BoA loan).

•
$31.2 million outstanding under the $48.0 million Comerica credit facility, which is comprised of a $35.0 million revolving loan, $3.8 million of which was available at June 30, 2015; a $3.0 million letters of credit tranche, all of which is available at June 30, 2015; and a $10.0 million construction loan, $7.7 million of which was available at June 30, 2015. The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•	$29.5 million outstanding under the Lakeway construction loan.

•	$19.1 million outstanding under the construction loan agreement and promissory note with Comerica Bank to finance the development of Parkside Village (the Parkside Village loan).

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

•	$2.4 million outstanding under the Tecoma construction loan (see Note 5).

The Comerica credit facility and our DRAIF unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of June 30, 2015,

Stratus' total stockholders' equity was $138.2 million. See Note 7 in our 2014 Form 10-K for further discussion of our outstanding debt.

The following table summarizes our debt maturities as of June 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
BoA loan[a]	$776	$96,716	$—	$—	$—	$—	$97,492
Comerica credit facility[b]	31,219	—	—	—	—	—	31,219
Lakeway construction loan	—	—	—	—	29,535	—	29,535
Parkside Village loan[c]	240	480	480	480	480	16,981	19,141
DRAIF term loans[d]	6,500	8,000	—	—	—	—	14,500
United/Slaughter loan[c]	78	161	169	177	185	6,086	6,856
Barton Creek Village term loan	71	146	153	160	167	5,165	5,862
Magnolia loan	—	3,750	—	—	—	—	3,750
Tecoma construction loan	—	—	—	2,403	—	—	2,403
Total	$38,884	$109,253	$802	$3,220	$30,367	$28,232	$210,758

a.	The Block 21 Joint Venture has the option to extend the 2016 maturity date for up to three additional one-year terms.

b.	The facility matures August 31, 2015.

c.	On July 2, 2015, we completed the sales of Parkside Village and 5700 Slaughter. Proceeds from the sales were used to fully repay the corresponding loan balances (see Note 10).

d.	The $3.5 million loan and the $3.0 million loan both mature in December 2015.

Stratus expects to repay or refinance its near-term debt maturities in the normal course of business.

NEW ACCOUNTING STANDARDS

We do not expect the recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2014. See Note 10 in our 2014 Form 10-K for further information.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the anticipated financing and completion of our purchase of Canyon-Johnson Urban Fund II, L.P.'s interest in CJUF II Stratus Block 21, LLC, statements regarding the implementation and potential results of our five-year business strategy, projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our board considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. in our 2014 Form 10-K filed with the U.S. Securities and Exchange Commission (SEC), as updated by our subsequent filings with the SEC.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. We caution investors that we do not intend to update our forward-looking statements notwithstanding any changes in our assumptions, business plans, actual experience, or other changes, and we undertake no obligation to update any forward-looking statements, except as required by law.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock that we repurchased during the three months ended June 30, 2015.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares that May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
April 1 to 30, 2015	—	$—	—	991,695
May 1 to 31, 2015	—	—	—	991,695
June 1 to 30, 2015	—	—	—	991,695
Total	—	—	—

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

Date: August 10, 2015

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
			8-K	000-19989	4/18/2012

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC, dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC, and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4
Amendment No. 1, dated May 28, 2015, to Amended and Restated Rights Agreement, dated as of April 13, 2012, between Stratus Properties Inc. and Computershare Inc., successor-in-interest to Computershare Shareowner Services LLC, as Rights Agent.

			8-K	000-19989	5/28/2015

10.1
Third Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., and Austin 290 Properties, Inc., as borrowers, and Comerica Bank, as lender, dated as of May 19, 2015.

			8-K	000-19989	5/22/2015

10.2
Second Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, Plains Capital Bank, as Administrative Agent and the Other Financial Institutions Party thereto as Lenders dated as of February 5, 2015.
X

10.3
Third Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, Plains Capital Bank, as Administrative Agent and the Other Financial Institutions Party thereto as Lenders dated as of May 22, 2015.
X

10.4
Fourth Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, Plains Capital Bank, as Administrative Agent and the Other Financial Institutions Party thereto as Lenders dated as of June 3, 2015.
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