Form 10-Q
period 2015-09-30
STRATUS PROPERTIES INC
filed 2015-11-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

On October 30, 2015, there were issued and outstanding 8,067,356 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$33,190	$29,645
Restricted cash	8,181	7,615
Real estate held for sale	27,013	12,245
Real estate under development	153,241	123,921
Land available for development	24,223	21,368
Real estate held for investment, net	151,285	178,065
Deferred tax assets	15,977	11,759
Other assets	16,434	18,069
Total assets	$429,544	$402,687

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$16,546	$8,076
Accrued liabilities	11,298	9,670
Debt	255,567	196,477
Other liabilities and deferred gain	9,788	13,378
Total liabilities	293,199	227,601

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	91	91
Capital in excess of par value of common stock	192,103	204,269
Accumulated deficit	(35,450)	(47,321)
Accumulated other comprehensive loss	—	(279)
Common stock held in treasury	(20,470)	(20,317)
Total stockholders’ equity	136,274	136,443
Noncontrolling interests in subsidiaries	71	38,643
Total equity	136,345	175,086
Total liabilities and equity	$429,544	$402,687

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Hotel	$8,521	$9,714	$31,194	$31,086
Real estate operations	6,210	6,562	10,920	18,817
Entertainment	4,159	3,659	13,463	12,659
Commercial leasing	787	1,695	4,311	4,888
Total revenues	19,677	21,630	59,888	67,450
Cost of sales:
Hotel	6,782	7,542	23,159	22,815
Real estate operations	4,459	5,478	8,580	13,978
Entertainment	3,423	3,003	10,514	9,539
Commercial leasing	516	1,045	2,216	2,449
Depreciation	2,063	2,241	6,713	6,713
Total cost of sales	17,243	19,309	51,182	55,494
General and administrative expenses	2,187	1,741	6,308	5,762
Gain on sales of assets	(20,729)	—	(20,729)	—
Litigation and insurance settlements	—	(1,506)	—	(2,082)
Total costs and expenses	(1,299)	19,544	36,761	59,174
Operating income	20,976	2,086	23,127	8,276
Interest expense, net	(855)	(974)	(2,736)	(2,797)
(Loss) gain on interest rate derivative instruments	(918)	15	(986)	(236)
Loss on early extinguishment of debt	—	(19)	—	(19)
Other income, net	15	3	304	25
Income before income taxes and equity in unconsolidated affiliates' (loss) income	19,218	1,111	19,709	5,249
Equity in unconsolidated affiliates' (loss) income	(280)	(190)	(398)	248
Provision for income taxes	(5,197)	(143)	(5,244)	(563)
Income from continuing operations	13,741	778	14,067	4,934
Income from discontinued operations, net of taxes	—	—	3,218	—
Net income	13,741	778	17,285	4,934
Net income attributable to noncontrolling interests in subsidiaries	(3,493)	(181)	(5,414)	(3,021)
Net income attributable to common stock	$10,248	$597	$11,871	$1,913

Basic and diluted net income per share attributable to common stockholders:
Continuing operations	$1.27	$0.07	$1.07	$0.24
Discontinued operations	$—	$—	$0.40	$—
Basic and diluted net income per share attributable to common stockholders	$1.27	$0.07	$1.47	$0.24

Weighted-average shares of common stock outstanding:
Basic	8,063	8,032	8,055	8,037
Diluted	8,094	8,067	8,085	8,078

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$13,741	$778	$17,285	$4,934

Other comprehensive loss, net of taxes:
Income (loss) on interest rate swap agreement	438	98	457	(337)
Other comprehensive income (loss)	438	98	457	(337)

Total comprehensive income	14,179	876	17,742	4,597
Total comprehensive income attributable to noncontrolling interests	(3,666)	(211)	(5,592)	(2,920)
Total comprehensive income attributable to common stock	$10,513	$665	$12,150	$1,677

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flow from operating activities:
Net income	$17,285	$4,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,713	6,713
Cost of real estate sold	4,935	9,772
Deferred gain on sale of 7500 Rialto	(5,000)	—
Gain on sales of assets	(20,729)	—
Loss on early extinguishment of debt	—	19
Stock-based compensation	421	348
Equity in unconsolidated affiliates' loss (income)	398	(248)
Deposits	1,267	597
Deferred income taxes	3,252	—
Purchases and development of real estate properties	(20,591)	(47,611)
Municipal utility district reimbursement	5,307	—
Increase in other assets	(1,777)	(2,939)
Increase in accounts payable, accrued liabilities and other	11,863	3,334
Net cash provided by (used in) operating activities	3,344	(25,081)

Cash flow from investing activities:
Capital expenditures	(37,383)	(2,263)
Net proceeds from sales of assets	43,266	—
Return of investment in unconsolidated affiliates	6	1,368
Net cash provided by (used in) investing activities	5,889	(895)

Cash flow from financing activities:
Borrowings from credit facility	55,826	28,500
Payments on credit facility	(20,857)	(9,782)
Borrowings from project loans	60,202	29,812
Payments on project and term loans	(36,081)	(12,079)
Purchase of noncontrolling interest	(61,991)	—
Stock-based awards net proceeds (payments), including excess tax benefit	1,722	(125)
Noncontrolling interests distributions	(4,244)	(4,275)
Repurchase of treasury stock	—	(637)
Financing costs	(265)	(69)
Net cash (used in) provided by financing activities	(5,688)	31,345
Net increase in cash and cash equivalents	3,545	5,369
Cash and cash equivalents at beginning of year	29,645	21,307
Cash and cash equivalents at end of period	$33,190	$26,676

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	42	—	—	—	—	—	—	—	—	—
Stock-based compensation	2	—	421	—	—	—	—	421	—	421
Tax benefit for stock-based awards	—	—	1,866	—	—	—	—	1,866	—	1,866
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,244)	(4,244)
Purchase of noncontrolling interest in consolidated subsidiary, net of taxes	—	—	(14,453)	—	—	—	—	(14,453)	(39,920)	(54,373)
Total comprehensive income	—	—	—	11,871	279	—	—	12,150	5,592	17,742
Balance at September 30, 2015	9,160	$91	$192,103	$(35,450)	$—	1,093	$(20,470)	$136,274	$71	$136,345

Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	37	(637)	(637)	—	(637)
Exercised and issued stock-based awards	40	—	65	—	—	—	—	65	—	65
Stock-based compensation	—	—	348	—	—	—	—	348	—	348
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,275)	(4,275)
Total comprehensive income (loss)	—	—	—	1,913	(236)	—	—	1,677	2,920	4,597
Balance at September 30, 2014	9,116	$91	$204,137	$(58,811)	$(258)	1,078	$(20,275)	$124,884	$44,340	$169,224

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2014 Form 10-K) filed with the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month and nine-month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2.	EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to common stock by the weighted-average shares of common stock outstanding during the third-quarter and nine-month periods. A reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts) follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Net income	$13,741		$778		$17,285		$4,934
Net income attributable to noncontrolling interests in subsidiaries	(3,493)		(181)		(5,414)		(3,021)
Net income attributable to Stratus common stock	$10,248		$597		$11,871		$1,913

Weighted-average shares of common stock outstanding	8,063		8,032		8,055		8,037
Add shares issuable upon exercise or vesting of:
Dilutive stock options	6		7		6		12
Restricted stock units (RSUs)	25	[a]	28	[a]	24	[a]	29	[a]

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,094		8,067		8,085		8,078

Diluted net income per share attributable to common stock	$1.27		$0.07		$1.47		$0.24
a. Excludes shares of common stock totaling approximately 22 thousand for third-quarter 2015, 28 thousand for the first nine months of 2015 and 30 thousand for the third quarter and first nine months of 2014 associated with anti-dilutive RSUs.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled approximately 18 thousand for third-quarter 2015, 24 thousand for the first nine months of 2015, 57 thousand for third-quarter 2014 and 38 thousand for the first nine months of 2014.

3.	JOINT VENTURE WITH CANYON-JOHNSON URBAN FUND II, L.P.
On September 28, 2015, Stratus completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson) approximate 58 percent interest in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture), which owns a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Austin Hotel & Residences (the W Austin Hotel & Residences project), for approximately $62 million. Canyon-Johnson triggered the process on May 12, 2015, requiring Stratus to elect to either sell its interest in the Block 21 Joint Venture to Canyon-Johnson for $44.5 million or purchase Canyon-Johnson’s interest in the Block 21 Joint Venture. On July 6, 2015, Stratus notified Canyon-Johnson of its election to purchase Canyon-Johnson’s interest in the Block 21 Joint Venture. The Block 21 Joint Venture, which was previously a variable interest entity consolidated by Stratus, is now a wholly owned subsidiary of Stratus and continues to be consolidated. The change in ownership was reflected in stockholder's equity on the Consolidated Balance Sheet, primarily as a reduction in noncontrolling interests in subsidiaries and capital in excess of par value, and an increase in deferred tax assets.

Stratus funded its acquisition of Canyon-Johnson’s interest in the Block 21 Joint Venture with (1) $32.3 million from its non-recourse term loan with Bank of America, (2) a $20.0 million term loan under Stratus’ credit facility with Comerica Bank and (3) $9.7 million in cash.

Prior to Stratus' purchase of Canyon-Johnson's interest on September 28, 2015, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson, and the inception-to-date distributions totaled $53.4 million to Stratus and $62.6 million to Canyon-Johnson.

Prior to the purchase transaction, the Block 21 Joint Venture's cumulative profits were allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date and through September 28, 2015, the allocation was 42 percent for Stratus and 58 percent for Canyon-Johnson.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$2	$2	$79	$79
Liabilities:
Interest rate swap agreement	909	909	596	596
Debt	255,567	255,578	196,477	196,856

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

Interest Rate Swap Agreement. On December 13, 2013, Stratus' joint venture with LCHM Holdings, LLC, formerly Moffett Holdings, LLC, for the development of Parkside Village (the Parkside Village Joint Venture), entered into an interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive income. The instrument effectively converted the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. On July 2, 2015, Stratus completed the sale of the Parkside Village property (see Note 9). In connection with the sale, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the liability balance of $0.6 million on July 2, 2015, was reclassified to the statement of income as a loss on interest rate derivative instruments and future changes in the fair value of the instrument will be recorded in the statement of income (including a loss of $0.3 million in third-quarter 2015). Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

5.	DEBT
Bank of America Loan. On September 28, 2015, Stratus amended its term loan with Bank of America, N.A. (the BoA Loan). Pursuant to the BoA Loan amendment and among other revisions, (1) the $100.0 million non-recourse term loan previously made available to the Block 21 Joint Venture was increased to $130.0 million, (2) the interest rate was reduced to the LIBOR daily floating rate plus 2.35 percent and (3) the maturity date was extended from September 29, 2016, to September 28, 2020. In addition, Canyon-Johnson was released as a guarantor. Accordingly, certain obligations of the Block 21 Joint Venture, including environmental indemnification and other customary carve-out obligations, are guaranteed by Stratus. All other terms and conditions remain unchanged.

Comerica Credit Facility. On August 21, 2015, Stratus amended its $48.0 million credit facility with Comerica (the Comerica credit facility), that was scheduled to mature on August 31, 2015. The amendment increases the borrowing capacity under the Comerica credit facility to $72.5 million, comprised of a $45.0 million revolving line of credit, a $7.5 million tranche for letters of credit and a $20.0 million term loan. The interest rate applicable to amounts borrowed under the Comerica credit facility is LIBOR plus 4.0 percent, with a minimum interest rate of 6.0 percent. The Comerica credit facility matures on August 31, 2017, however, to the extent amounts are outstanding under the $20.0 million term loan, a principal payment of $8.0 million is required on or before December 31, 2015, with quarterly principal payments of $1.75 million due thereafter. The Comerica credit facility is secured by substantially all of Stratus' assets except for properties that are encumbered by separate loan financing.The Comerica credit facility contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. As of September 30, 2015, Stratus had $58.1 million outstanding under the Comerica credit facility, which was comprised of $38.1 million under the revolving line of credit and $20.0 million under the term loan.

Santal (formerly Tecoma) Construction Loan. On January 8, 2015, a Stratus subsidiary entered into a $34.1 million construction loan agreement with Comerica Bank to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek, which is referred to as the Santal Barton Creek multi-family project (the Santal construction loan). The interest rate on the Santal construction loan is a LIBOR-based rate (as defined in the loan agreement) plus 2.5 percent. The Santal construction loan matures on January 8, 2018, and Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions. The Santal construction loan is fully guaranteed by Stratus until certain operational milestones (as defined in the loan agreement) are met.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $2.2 million for third-quarter 2015, $2.0 million for third-quarter 2014, $6.8 million for the nine months ended September 30, 2015, and $5.6 million for the nine months ended September 30, 2014. Stratus' capitalized interest costs totaled $1.4 million for third-quarter 2015, $1.1 million for third-quarter 2014, $4.1 million for the nine months ended September 30, 2015, and $2.8 million for the nine months ended September 30, 2014. Capitalized interest costs for the 2015 and 2014 periods primarily related to development activities at Lakeway and certain properties in Barton Creek.

6.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2014 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $16.0 million at September 30, 2015, and $11.8 million at December 31, 2014. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for third-quarter and the first nine months of 2015, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to state income taxes partially offset by the tax effect of income attributable to noncontrolling interests. During the first nine months of 2014, Stratus was subject to state income taxes while maintaining a valuation allowance against its deferred tax assets related to federal income taxes. During fourth-quarter 2014, Stratus released the valuation allowance and recorded a tax benefit.

7.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consist of its properties in Austin, Texas (the Barton Creek community, the Circle C community, Lantana and the condominium units at the W Austin Hotel & Residences project); in Lakeway, Texas (The Oaks at Lakeway) located in the greater Austin area; in Magnolia, Texas located in the greater Houston area; and in Killeen, Texas (The West Killeen Market).

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

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences project and a retail building and a bank building in Barton Creek Village. On July 2, 2015, Stratus completed the sales of the Parkside Village and 5700 Slaughter properties, which were included in the Commercial Leasing segments. See Note 9 for further discussion.

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates parent company general and administrative expenses that do not directly relate to a particular operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel & Residences project are allocated to the Real Estate Operations, Hotel, Entertainment and Commercial Leasing segments based on projected annual revenues for the W Austin Hotel & Residences project. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it was an independent entity.

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Hotel	Entertainment	Commercial Leasing[b]	Eliminations and Other[c]	Total
Three Months Ended September 30, 2015:
Revenues:
Unaffiliated customers	$6,210	$8,521	$4,159	$787	$—	$19,677
Intersegment	8	76	22	134	(240)	—
Cost of sales, excluding depreciation	4,458	6,792	3,493	524	(87)	15,180
Depreciation	58	1,494	323	222	(34)	2,063
General and administrative expenses	1,672	120	43	497	(145)	2,187
Gain on sales of assets	—	—	—	(20,729)	—	(20,729)
Operating income	$30	$191	$322	$20,407	$26	$20,976
Capital expenditures[d]	$4,888	$241	$52	$20,350	$—	$25,531
Total assets at September 30, 2015	233,295	108,877	49,039	26,629	11,704	429,544

Three Months Ended September 30, 2014:
Revenues:
Unaffiliated customers	$6,562	$9,714	$3,659	$1,695	$—	$21,630
Intersegment	24	85	12	131	(252)	—
Cost of sales, excluding depreciation	5,494	7,548	3,066	1,069	(109)	17,068
Depreciation	53	1,460	313	452	(37)	2,241
Litigation settlement	(1,506)	—	—	—	—	(1,506)
General and administrative expenses	1,344	83	31	412	(129)	1,741
Operating income (loss)	$1,201	$708	$261	$(107)	$23	$2,086
Capital expenditures[d]	$22,794	$57	$23	$1,230	$—	$24,104
Total assets at September 30, 2014	179,741	112,747	51,418	49,630	(5,598)	387,938

Nine Months Ended September 30, 2015:
Revenues:
Unaffiliated customers	$10,920	$31,194	$13,463	$4,311	$—	$59,888
Intersegment	58	217	124	386	(785)	—
Cost of sales, excluding depreciation	8,580	23,247	10,666	2,274	(298)	44,469
Depreciation	183	4,484	965	1,190	(109)	6,713
General and administrative expenses	4,667	510	184	1,396	(449)	6,308
Gain on sales of assets	—	—	—	(20,729)	—	(20,729)
Operating (loss) income	$(2,452)	$3,170	$1,772	$20,566	$71	$23,127
Income from discontinued operations[e]	$—	$—	$—	$3,218	$—	$3,218
Capital expenditures[d]	20,591	689	121	36,573	—	57,974

Nine Months Ended September 30, 2014:
Revenues:
Unaffiliated customers	$18,817	$31,086	$12,659	$4,888	$—	$67,450
Intersegment	71	314	30	386	(801)	—
Cost of sales, excluding depreciation	14,060	22,822	9,733	2,521	(355)	48,781
Depreciation	166	4,390	943	1,325	(111)	6,713
Insurance settlement	(2,082)	—	—	—	—	(2,082)
General and administrative expenses	4,437	298	110	1,358	(441)	5,762
Operating income	$2,307	$3,890	$1,903	$70	$106	$8,276
Capital expenditures[d]	$47,611	$133	$55	$2,075	$—	$49,874

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 9).

c.	Includes eliminations of intersegment amounts.

d.	Also includes purchases and development of residential real estate held for sale.

e.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in first-quarter 2015 (see Note 9).

8.	NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Retrospective application of the ASU is required upon adoption and the impact of adopting this ASU on the Consolidated Balance Sheets would be a decrease in other assets and debt of $2.8 million at September 30, 2015, and $2.6 million at December 31, 2014. Stratus plans to adopt this ASU on January 1, 2016.

9.	ASSET SALES AND DISCONTINUED OPERATIONS
Parkside Village and 5700 Slaughter. As of June 30, 2015, Stratus' balance sheet had approximately $24.3 million of assets and $26.0 million of liabilities associated with the Parkside Village and 5700 Slaughter commercial properties. On July 2, 2015, Stratus completed the sales of its Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, to Whitestone REIT. The Parkside Village retail project, owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The 5700 Slaughter retail project, wholly owned by Stratus, consisted of 25,698 leasable square feet and was sold for $12.5 million. Stratus used proceeds from these transactions to repay the $26 million outstanding under the Parkside Village construction loan with Comerica Bank and the term loan with United Heritage Credit Union, with the remainder being held in escrow while Stratus assessed potential tax free like-kind exchange transactions. In September 2015, Stratus used $2.6 million of the escrow funds to purchase an undeveloped tract of land for the West Killeen Market project and withdrew $12.1 million to fund distributions to Stratus and LCHM Holdings, of $9.4 million and $3.2 million respectively. The remaining proceeds are expected to be distributed to Stratus in fourth-quarter 2015. After debt repayments and closing costs, cash proceeds from these transactions approximated $17 million, and Stratus recorded a pre-tax gain in third-quarter 2015 of approximately $21 million, of which the noncontrolling interest share was $4 million. Stratus has determined that the sales of the Parkside Village and 5700 Slaughter commercial properties do not meet the criteria for classification as discontinued operations.

Net (loss) income before income taxes and net (loss) income attributable to Stratus associated with Parkside Village and 5700 Slaughter follow (in thousands):

	January 1, 2015, to July 2, 2015	Nine Months Ended September 30, 2014

Net (loss) income before income taxes	$(46)	$275
Net (loss) income attributable to Stratus	(47)	178

7500 Rialto. In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and Stratus recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stock) in first-quarter 2015.

10.	SUBSEQUENT EVENTS
On October 30, 2015, Stratus sold the Austin 290 undeveloped tract of land for $1.2 million, with the proceeds being held in escrow for potential tax free like-kind exchange transactions. Stratus expects to record a pre-tax gain of approximately $0.5 million in fourth-quarter 2015.

On December 2, 2010, and December 13, 2012, the Block 21 Joint Venture entered into common stock purchase warrants agreement with Ticketfly, Inc. to purchase 75,000 shares of common stock at an average price of $0.78 per share. In October 2015, Stratus received notification that it would receive $9.6195 per share in cash in exchange for the warrants as a result of Pandora Media, Inc.’s merger with Ticketfly, Inc. Prior to this notification, Stratus did not assign a value to these warrants, as Ticketfly, Inc. was a privately-held company and their value could not be readily determined. Stratus expects to record a gain of approximately $0.7 million in fourth-quarter 2015.

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

The principal holdings in our Real Estate Operations operating segment are in southwest Austin, Texas. The number of developed lots/units, acreage under development and undeveloped acreage as of September 30, 2015, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	71	18	—	18	512	308	418	1,238	1,256
Circle C	32	—	—	—	—	36	228	264	264
Lantana	—	—	—	—	—	—	44	44	44
W Austin Residences	2	—	—	—	—	—	—	—	—

The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—		—	—	—	—	124	124	124
West Killeen Market	—	—	9	9	—	—	—	—	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	105	18	96	114	512	344	816	1,672	1,786

Our residential holdings at September 30, 2015, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences project. See "Development Activities - Residential" for further discussion. Our commercial leasing holdings at September 30, 2015, consisted of the office and retail space at the W Austin Hotel & Residences project, and the first phase of Barton Creek Village, in the Circle C community. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences project is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which the remaining two unsold units were being marketed as of September 30, 2015), and office, retail and entertainment space. The hotel is managed by Starwood

Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

For third-quarter 2015, our revenues totaled $19.7 million and our net income attributable to common stock totaled $10.2 million, compared with revenues of $21.6 million and net income attributable to common stock of $0.6 million for third-quarter 2014. For the first nine months of 2015, our revenues totaled $59.9 million and our net income attributable to common stock totaled $11.9 million, compared with revenues of $67.5 million and net income attributable to common stock of $1.9 million for the first nine months of 2014. The decrease in revenues in the 2015 periods primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales at Verano Drive and Amarra Drive Phase II as inventory has declined as a result of previous sales activity. Our results for the third quarter and first nine months of 2015 included a gain of $20.7 million ($10.8 million to net income attributable to common stock) on the sales of our Parkside Village and 5700 Slaughter commercial developments (see "Results of Operations - Commercial Leasing"). The results for the first nine months of 2015 also included recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stock). The results for the first nine months of 2014 included income of $2.5 million (including $1.5 million for third-quarter 2014) associated with a litigation settlement, an insurance settlement and the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residence project.

In third-quarter 2015, we purchased the noncontrolling interest share of the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture) and we now own 100 percent of the joint venture (see "Business Strategy and Related Risks" below).

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
Our board of directors has approved a five-year plan to create value for stockholders by methodically developing certain existing assets and actively marketing other assets for possible sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. Consistent with our five-year plan, on July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively. We are also in the process of engaging or considering the engagement of advisers to market other developed and undeveloped properties.
Additionally, on September 28, 2015, we completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson’s) approximate 58 percent interest in the Block 21 Joint Venture, for approximately $62 million. See Note 3 for further discussion. In connection with our acquisition of Canyon-Johnson's interest in the Block 21 Joint Venture, we completed the refinancing of the Block 21 Joint Venture. See "Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements."
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
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing the pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. During the first nine months of 2015, our operating cash flows reflect purchases and development of real estate properties totaling $20.6 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months.
As of September 30, 2015, we had $33.2 million in cash and cash equivalents and $6.9 million of availability under our revolving line of credit with Comerica Bank, which matures in August 2017.

Although we have scheduled debt maturities of $16.2 million in fourth-quarter 2015 and $20.8 million in 2016, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See "Capital Resources and Liquidity" below regarding recent debt repayments and refinancing and “Risk Factors” included in Part 1, Item 1A. of our 2014 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of September 30, 2015, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	14	—	—	14
Phase III Lots	57	—	—	57
Townhomes	—	—	190	190
Section N Multi-family
Santal Multi-family	—	236	—	236
Other Section N	—	—	1,624	1,624
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	32	—	—	32
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
W Austin Hotel & Residences project:
Condominium units	2	—	—	2
Total Residential Lots/Units	105	236	2,266	2,607

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City of Austin (the City). Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects on some of these properties, they are not considered to be “under development” for disclosure in this table unless other development activities necessary to fully realize the properties’ intended final use are in progress or scheduled to commence in the near term.

Amarra Drive. Amarra Drive Phase I, which was the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consisted of 35 lots on 51 acres, was substantially completed in October 2008. We have not sold any Phase II lots in 2015. During the first nine months of 2014, we sold 12 Phase II lots for $5.9 million, including 3 lots for $1.7 million in third-quarter 2014. As of September 30, 2015, 14 Phase II lots remained unsold.

In first-quarter 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During the first nine months of 2015, we sold 7 Phase III lots for $5.1 million (including 4 lots for $3.3 million in third-quarter 2015) and as of September 30, 2015, 57 lots remained unsold. During October 2015, we sold one lot and as of October 31, 2015, four lots were under contract.

Santal (formerly Tecoma) Multi-family. The Santal Multi-family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015 and pre-leasing is expected to begin in September 2015. The project is expected to be completed in April 2016.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During the first nine months of 2015, we sold 18 Meridian lots for $5.0 million (including 9 lots for $2.6 million in third-quarter 2015) and as of September 30, 2015, 32 lots remained unsold. As of October 31, 2015, two lots were under contract.

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

W Austin Residences. During the first nine months of 2014, we sold five condominium units for $7.9 million, including two units for $3.5 million in third-quarter 2014. There were no sales during the first nine months of 2015 and as of September 30, 2015, two condominium units remained unsold. The two unsold units are being marketed for sale.

Commercial. As of September 30, 2015, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences project:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Lakeway:
The Oaks at Lakeway	—	245,022	—	245,022
Magnolia	—	—	351,000	351,000
Killeen Center	—	45,000	—	45,000
Austin 290 Tract[b]	—	—	20,000	20,000
Total Square Feet	82,094	290,022	3,152,938	3,525,054

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects on some of these properties, they are not considered to be “under development” for disclosure in this table unless other development activities necessary to fully realize the properties’ intended final use are in progress or scheduled to commence in the near term.

b.	On October 30, 2015, Stratus sold the Austin 290 tract (see Note 10).

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of September 30, 2015, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

W Austin Hotel & Residences project. The project has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of September 30, 2015, occupancy for the office space was 100 percent and occupancy for the retail space was 74 percent. Leasing is ongoing for the remaining retail space. See "Business Strategy and Related Risks" for information on our acquisition of the interest of our joint venture partner.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB) anchored retail project planned for 245,022 square feet of commercial space. Leases for 68 percent of the space, including the HEB lease, have been executed and leasing for the remaining space is underway. The project is currently under construction, and the HEB store opened in October 2015.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to begin in 2016.

West Killeen Market. The West Killeen Market project is a HEB-anchored retail project planned for 45,000 square feet of commercial space and three pad sites adjacent to a 90,000 HEB grocery store.

UNCONSOLIDATED AFFILIATE

Crestview Station. The Crestview Station Joint Venture is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. As of September 30, 2015, the Crestview Station Joint Venture has sold all of its properties except for one commercial site (see Note 6 in our 2014 Form 10-K). We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income (loss):
Real estate operations	$30	$1,201	$(2,452)	$2,307
Hotel	191	708	3,170	3,890
Entertainment	322	261	1,772	1,903
Commercial leasing	20,407	(107)	20,566	70
Eliminations and other	26	23	71	106
Operating income	$20,976	$2,086	$23,127	$8,276
Interest expense, net	$(855)	$(974)	$(2,736)	$(2,797)
Income from discontinued operations, net of taxes	$—	$—	$3,218	$—
Net income	$13,741	$778	$17,285	$4,934
Net income attributable to noncontrolling interests in subsidiaries	$(3,493)	$(181)	$(5,414)	$(3,021)
Net income attributable to Stratus common stock	$10,248	$597	$11,871	$1,913

We have four operating segments: Real Estate Operations, Hotel, Entertainment and Commercial Leasing (see Note 7 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Developed property sales	$5,900	$6,378	$10,150	$18,504
Commissions and other	318	208	828	384
Total revenues	6,218	6,586	10,978	18,888
Cost of sales, including depreciation	4,516	5,547	8,763	14,226
Litigation and insurance settlements	—	(1,506)	—	(2,082)
General and administrative expenses	1,672	1,344	4,667	4,437
Operating income (loss)	$30	$1,201	$(2,452)	$2,307

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II Lots	—	$—	$—	3	$1,743	$212
Phase III Lots	4	3,340	401	—	—	—

Circle C
Meridian	9	2,560	161	4	1,180	166

W Austin Hotel & Residences Project
Condominium Units	—	—	—	2	3,455	1,567
Total Residential	13	$5,900		9	$6,378

	Nine Months Ended September 30,
	2015			2014
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Calera:
Verano Drive	—	$—	$—	9	$3,524	$181
Amarra Drive:
Phase II Lots	—	—	—	12	5,925	192
Phase III Lots	7	5,110	351	—	—	—

Circle C
Meridian	18	5,040	159	4	1,180	166

W Austin Hotel & Residences Project
Condominium Units	—	—	—	5	7,875	1,365
Total Residential	25	$10,150		30	$18,504

The decrease in developed property sales revenues in the 2015 periods primarily resulted from fewer sales of higher priced condominium units at the W Austin Residences and fewer lot sales at Verano Drive and Amarra Drive Phase II as inventories have declined, partly offset by increased lot sales at Meridian and Amarra Drive Phase III, which was completed in first-quarter 2015.

Commissions and Other. Commissions and other totaled $0.3 million for third-quarter 2015, $0.2 million for third-quarter 2014, $0.8 million for the first nine months of 2015 and $0.4 million for the first nine months of 2014.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $4.5 million for third-quarter 2015 and $8.8 million for the first nine months of 2015, compared with $5.5 million for third-quarter 2014 and $14.2 million for the first nine months of 2014. The decrease in cost of sales for the 2015 periods primarily reflects lower sales of condominium units that have higher average costs. Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $1.4 million for third-quarter 2015 and $3.4 million for the first nine months of 2015, compared with $1.0 million for third-quarter 2014 and $2.9 million for the first nine months of 2014. Cost of sales for the first nine months of 2015 included Barton Creek MUD reimbursements totaling less than $0.1 million. Cost of sales also included costs of $0.1 million for third-quarter 2014 and credits of $0.4 million for the first nine months of 2014 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences project.

Litigation and Insurance Settlements. We recorded a gain on a litigation settlement totaling $1.5 million in the third quarter and first nine months of 2014 related to the termination of a lease. The first nine months of 2014 also reflected a gain of $0.6 million related to an insurance settlement.

General and Administrative Expenses. Consolidated general and administrative expenses primarily consist of employee salaries, wages and other costs and totaled $2.2 million in third-quarter 2015 and $6.3 million for the first nine months of 2015, compared with $1.7 million in third-quarter 2014 and $5.8 million for the first nine months of 2014. Costs were higher in the 2015 periods, primarily reflecting higher legal fees associated with debt modifications and the purchase of Canyon-Johnson's interest in the Block 21 Joint Venture. General and administrative expenses allocated to real estate operations totaled $1.7 million for third-quarter 2015 and $4.7 million for the first nine months of 2015, compared with $1.3 million for third-quarter 2014 and $4.4 million for the first nine months of 2014. For more information about the allocation of general and administrative expenses to our operating segments, see Note 7.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Hotel revenue	$8,597	$9,799	$31,411	$31,400
Hotel cost of sales, excluding depreciation	6,792	7,548	23,247	22,822
Depreciation	1,494	1,460	4,484	4,390
General and administrative expenses	120	83	510	298
Operating income	$191	$708	$3,170	$3,890

Hotel Revenue. Hotel revenue reflects the results of operations for the W Austin Hotel, and primarily includes revenue from room reservations and food and beverage sales. Revenue per Available Room, which is calculated by dividing total room revenue by total rooms available, averaged $241 for third-quarter 2015 and $282 for the first nine months of 2015, compared with $264 for third-quarter 2014 and $286 for the first nine months of 2014. Lower hotel revenues for third-quarter 2015, compared to third-quarter 2014, primarily reflects decreased food and beverage sales and room revenue.

Hotel Cost of Sales. Hotel operating costs totaling $6.8 million in third-quarter 2015, were lower compared with $7.5 million in third-quarter 2014, primarily related to decreased food and beverage sales. Hotel operating costs totaled $23.2 million for the first nine months of 2015, compared with $22.8 million for the first nine months of 2014. The increase in hotel cost of sales for the first nine months of 2015 primarily reflects higher property taxes.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Entertainment revenue	$4,181	$3,671	$13,587	$12,689
Entertainment cost of sales, excluding depreciation	3,493	3,066	10,666	9,733
Depreciation	323	313	965	943
General and administrative expenses	43	31	184	110
Operating income	$322	$261	$1,772	$1,903

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. The increase in entertainment revenue for the 2015 periods primarily resulted from increases in the number of events hosted and ticket sales.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Events:
Events hosted	49	46	152	142
Estimated attendance	55,200	52,300	174,400	154,700
Ancillary net revenue per attendee	$35.35	$33.25	$44.56	$43.07
Ticketing:
Number of tickets sold	45,400	37,300	123,100	103,600
Gross value of tickets sold (in thousands)	$2,806	$2,376	$7,596	$5,827

Entertainment Cost of Sales. Entertainment operating costs totaled $3.5 million in third-quarter 2015 and $10.7 million for the the first nine months of 2015, compared with $3.1 million in third-quarter 2014 and $9.7 million for the first nine months of 2014. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted. The increase in Entertainment operating costs in the 2015 periods primarily reflects higher costs associated with an increase in the number of events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenue	$921	$1,826	$4,697	$5,274
Rental cost of sales, excluding depreciation	524	1,069	2,274	2,521
Depreciation	222	452	1,190	1,325
General and administrative expenses	497	412	1,396	1,358
Gain on sales of assets	(20,729)	—	(20,729)	—
Operating income (loss)	$20,407	$(107)	$20,566	$70

Rental Revenue. Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences project, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C community. On July 2, 2015, we completed the sales of Parkside Village and 5700 Slaughter for $32.5 million and $12.5 million, respectively. See Note 9 for further discussion. The decrease in rental revenue in the 2015 periods primarily reflects the sales of Parkside Village and 5700 Slaughter.

Rental Cost of Sales. Rental operating costs totaled $0.5 million in third-quarter 2015 and $2.3 million for the the first nine months of 2015, compared with $1.1 million in third-quarter 2014 and $2.5 million for the first nine months of 2014. The decrease in rental costs in the 2015 periods primarily reflects the sales of Parkside Village and 5700 Slaughter (see Note 9).

Gain on Sales of Assets. Gains on sales of assets totaled $20.7 million for the third quarter and first nine months of 2015 related to the sales of the Parkside Village and 5700 Slaughter commercial properties (see Note 9).

Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) totaled $2.2 million for third-quarter 2015 and $6.8 million for the first nine months of 2015, compared with $2.0 million for third-quarter 2014 and $5.6 million for the first nine months of 2014. The increase in interest expense in the 2015 periods primarily reflects higher average debt balances. Capitalized interest totaled $1.4 million for third-quarter 2015 and $4.1 million for the first nine months of 2015, compared with $1.1 million for third-quarter 2014 and $2.8 million for the first nine months of 2014, and is primarily related to certain properties in Barton Creek and development activities at The Oaks at Lakeway.

(Loss) Gain on Interest Rate Derivative Instruments. We recorded losses of $0.9 million for third-quarter 2015 and $1.0 million for the first nine months of 2015, compared with a gain of less than $0.1 million in third-quarter 2014 and a loss of $0.2 million for the first nine months of 2014, associated with changes in the fair value of our interest rate cap agreement and the recognition of cumulative changes in the fair value of our interest rate swap agreement in third-quarter 2015 because it no longer qualified for hedge accounting treatment (see Note 4).

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt totaling less than $0.1 million for the third quarter and first nine months of 2014 associated with the refinancing in July 2014 of the term loan secured by 5700 Slaughter.

Other Income, Net. We recorded other income of less than $0.1 million for third-quarter 2015 and $0.3 million for the first nine months of 2015, compared with less than $0.1 million for the third quarter and first nine months of 2014. The increase in other income in the first nine months of 2015 primarily reflects interest received in connection with Barton Creek MUD reimbursements.

Equity in Unconsolidated Affiliates' (Loss) Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net (loss) income of these entities totaled $(0.3) million for third-quarter 2015 and $(0.4) million for the first nine months of 2015, compared with $(0.2) million for third-quarter 2014 and $0.2 million for the first nine months of 2014. The decrease in the first nine months of 2015 reflects the third closing in the take-down agreement between Crestview Station and DR Horton and a decrease in the number of events hosted by Stump Fluff during the South by Southwest festival, both of which occurred in the first nine months of 2014.

Provision for Income Taxes. We recorded a provision for income taxes of $5.2 million for the third quarter and first nine months of 2015, compared with $0.1 million for third-quarter 2014 and $0.6 million for the first nine months of 2014. Our tax provision for both the 2015 and 2014 periods also includes the Texas state margin tax. The difference between our consolidated effective income tax rate for each of the 2015 and 2014 periods, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to state income taxes partially offset by the tax effect of income attributable to non-controlling interests. During the first nine months of 2014, we were subject to state income taxes while maintaining a valuation allowance against our deferred tax assets related to federal income taxes. During fourth-quarter 2014, we released the valuation allowance and recorded a tax benefit.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $3.5 million for third-quarter 2015 and $5.4 million for the first nine months of 2015, compared with $0.2 million for third-quarter 2014 and $3.0 million for the first nine months of 2014. The increase for the 2015 periods primarily relates to the gain on the sale of Parkside Village (see Note 9).

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2015 and 2014
Cash provided by (used in) operating activities totaled $3.3 million during the first nine months of 2015, compared with $(25.1) million during the first nine months of 2014. Expenditures for purchases and development of real estate properties totaled $20.6 million during the first nine months of 2015 and $47.6 million during the first nine months of 2014, and primarily included development costs for our Barton Creek properties and for the West Killeen Market project.

Cash provided by (used in) investing activities totaled $5.9 million during the first nine months of 2015, compared with $(0.9) million during the first nine months of 2014. Development of commercial leasing properties increased during the first nine months of 2015 to $36.6 million, compared with $2.1 million during the first nine months of 2014, primarily for The Oaks at Lakeway and Santal multi-family projects. The first nine months of 2015 also included $43.3 million in proceeds from the sales of the Parkside Village and 5700 Slaughter commercial properties. The first nine months of 2014 included a return of investment from Crestview Station totaling $1.4 million.

Cash (used in) provided by financing activities totaled $(5.7) million for the first nine months of 2015, compared with $31.3 million during the first nine months of 2014. During the first nine months of 2015, net borrowings on the Comerica credit facility totaled $35.0 million, compared with $18.7 million for the first nine months of 2014. Net borrowings on other project and term loans totaled $24.1 million for the first nine months of 2015, compared with $17.7 million for the first nine months of 2014. The increase in borrowings for the 2015 period primarily reflects the amendments to the BoA loan and Comerica Credit facility (see Note 5). Noncontrolling interest distributions for the Parkside Village Joint Venture and the Block 21 Joint Venture (see Note 3) totaled $4.2 million for the first nine months of 2015 and $4.3 million for the first nine months of 2014. Additionally, on September 28, 2015, we completed the purchase of Canyon-Johnson’s approximate 58 percent interest in the Block 21 Joint Venture for approximately $62 million. See also Note 5 and “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2015.

Credit Facility and Other Financing Arrangements
At September 30, 2015, we had total debt of $255.6 million, compared with $196.5 million at December 31, 2014. Increased debt since year-end 2014 is primarily related to increased borrowings under our Comerica revolving credit facility to fund the purchase of Canyon-Johnson's interest in the Block 21 Joint Venture and the construction loan agreement with PlainsCapital Bank to fund the construction, development and leasing of The Oaks at Lakeway (the Lakeway construction loan). Our debt outstanding at September 30, 2015, consisted of the following:

•	$130.0 million outstanding under the BoA loan related to the W Austin Hotel & Residences project (see Note 5).

•
$58.1 million outstanding under the $72.5 million Comerica credit facility, which is comprised of a $45.0 million revolving loan, $6.9 million of which was available at September 30, 2015; a $7.5 million letters of credit tranche, against which $2.4 million of letters of credit were committed and $5.1 million was available at September 30, 2015; and a $20.0 million term loan, none of which was available at September 30, 2015 (see Note 5). The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•	$34.3 million outstanding under the Lakeway construction loan.

•
$14.5 million outstanding under the three unsecured term loans with Diversified Real Asset Income Fund (DRAIF), formerly American Strategic Income Portfolio or ASIP, which include an $8.0 million loan, a $3.5 million loan and a $3.0 million loan.

•	$9.1 million outstanding under the Santal construction loan (see Note 5).

•	$5.8 million outstanding under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•
$3.8 million outstanding under the term loan agreement with Holliday Fenoglio Fowler, L.P., the proceeds of which were used to purchase approximately 142 acres of land in Magnolia, Texas (the Magnolia loan).

The Comerica credit facility and our DRAIF unsecured term loans contain customary financial covenants, including a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of September 30, 2015, Stratus' total stockholders' equity was $136.3 million. See Note 7 in our 2014 Form 10-K for further discussion of our outstanding debt.

The following table summarizes our debt maturities as of September 30, 2015 (in thousands):

	2015		2016	2017	2018	2019	Thereafter	Total
BoA loan	$1,642		$1,942	$2,042	$2,146	$2,256	$119,972	$130,000
Comerica credit facility	8,000	[a]	7,000	43,055	—	—	—	58,055
Lakeway construction loan	—		—	—	—	34,313	—	34,313
DRAIF term loans	6,500	[b]	8,000	—	—	—	—	14,500
Barton Creek Village term loan	36		146	153	160	167	5,165	5,827
Magnolia loan	—		3,750	—	—	—	—	3,750
Santal construction loan	—		—	—	9,122	—	—	9,122
Total	$16,178		$20,838	$45,250	$11,428	$36,736	$125,137	$255,567

a.	Term loan principal payment of $8.0 million is due December 31, 2015.

b.	The $3.5 million loan and the $3.0 million loan both mature in December 2015.

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

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our five-year plan, projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth shares of our common stock that we repurchased during the three months ended September 30, 2015.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares that May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2015	—	$—	—	991,695
August 1 to 31, 2015	—	—	—	991,695
September 1 to 30, 2015	—	—	—	991,695
Total	—	—	—

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: November 9, 2015

S-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	By-laws of Stratus Properties Inc., as amended November 6, 2007.		10-Q	000-19989	8/11/2008

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

10.1
Amended and Restated Loan Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Overlook at Amarra, L.L.C. and Comerica Bank dated as of August 21, 2015.

			8-K	000-19989	8/26/2015

10.2
Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Overlook at Amarra, L.L.C. and Comerica Bank dated as of August 21, 2015 ($45.0 million revolving line of credit).

			8-K	000-19989	8/26/2015

10.3
Amended and Restated Promissory Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Overlook at Amarra, L.L.C. and Comerica Bank dated as of August 21, 2015 ($7.5 million letters of credit).

			8-K	000-19989	8/26/2015

10.4
Installment Note by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Overlook at Amarra, L.L.C. and Comerica Bank dated as of August 21, 2015 ($20.0 million term loan).

			8-K	000-19989	8/26/2015

10.5
Agreement Regarding Sale and Purchase by and between CJUF II Block 21 Member, LLC, Canyon-Johnson Urban Fund II, L.P., Stratus Block 21 Investments, L.P., Stratus Block 21 Holdings, Inc., and Stratus Properties Inc., effective as of September 28, 2015.

			8-K	000-19989	10/1/2015

E-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
10.6
First Amendment to Loan Documents by and among CJUF II Stratus Block 21 LLC, as borrower, Stratus Properties Inc., as guarantor, and Bank of America, N.A., as administrative agent on behalf of the lenders from time to time party thereto, effective as of September 28, 2015.

			8-K	000-19989	10/1/2015

10.7	Amended and Restated Promissory Note by and among CJUF II Stratus Block 21 LLC, Stratus Properties Inc., and Bank of America, N.A., dated September 28, 2015.		8-K	000-19989	10/1/2015

10.8
Fifth Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, Plains Capital Bank, as Administrative Agent and the Other Financial Institutions Party thereto, as Lenders dated as of October 29, 2015.
X

10.9*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

E-2