Form 10-K
period 2015-12-31
STRATUS PROPERTIES INC
filed 2016-03-15
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was approximately $109.9 million on February 29, 2016, and approximately $68.6 million on June 30, 2015.
Common stock issued and outstanding was 8,067,356 shares on February 29, 2016, and 8,061,106 shares on June 30, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2016 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

PART I

Items 1. and 2.  Business and Properties

Except as otherwise described herein or the context otherwise requires, all references to “Stratus,” “we,” “us” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic reports filed with or furnished to the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, through our website, www.stratusproperties.com, or by submitting a written request via mail to Stratus Investor Relations, 212 Lavaca St., Suite 300, Austin, Texas, 78701. These reports and amendments are available through our website or by request as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC.

All references to “Notes” herein refer to the Notes to Consolidated Financial Statements located in Part II, Item 8. of this Form 10-K.

Overview

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin, Texas area, but including projects in certain other select markets in Texas.

We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Hotel & Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan. See Note 11 for further discussion of our operating segments.

Our principal executive offices are located in Austin, Texas, and our company was incorporated under the laws of the state of Delaware on March 11, 1992. Stratus Properties Inc. was formed to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990s and have since focused solely on our real estate properties. Our overall strategy has been to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We have also pursued opportunities for new projects that offer the possibility of acceptable returns and risks. See "Business Strategy and Related Risks" in Part II, Items 7. and 7A. for further discussion.

Operations
A description of our operating segments follows.
Hotel. The W Austin Hotel includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. (Starwood) for the management of hotel operations at our W Austin Hotel & Residences. Revenue per available room for the W Austin Hotel, which is calculated by dividing total room revenue by the average total rooms available during the year, was $279 for 2015, $291 for 2014, and $260 for 2013.

Revenue from our hotel segment accounted for 51 percent of our total revenue for 2015, 45 percent for 2014 and 31 percent for 2013.

Entertainment. The entertainment space at the W Austin Hotel & Residences is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live hosted 210 events in 2015 with an estimated attendance of 245,000, 207 events in 2014 with an estimated attendance of

231,200 and 186 events in 2013 with an estimated attendance of 217,100. As of February 29, 2016, ACL Live has events booked through May 2017.

Our entertainment business also includes events hosted at other venues through our joint ventures (see "Properties - Unconsolidated Affiliates" below and Note 6).

Revenue from our entertainment segment accounted for 24 percent of our total revenue for 2015, 20 percent for 2014 and 12 percent for 2013.

Real Estate Operations. The number of developed lots/units, acreage under development and undeveloped acreage as of December 31, 2015, that comprise our real estate operations are presented in the following table.
A developed lot or unit is an individual tract of land or residential unit that has been developed and permitted for residential use. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi- and single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage includes real estate that can be sold “as is” (i.e., no infrastructure or development work has begun on such property).

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	68	18	—	18	512	308	398	1,218	1,236
Circle C	31	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	—	—	—	—	9	9	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	101	18	87	105	512	344	805	1,661	1,766

Revenue from our real estate operations segment accounted for 18 percent of our total revenue for 2015, 28 percent for 2014 and 53 percent for 2013.

The following table summarizes the estimated development potential, including 236 multi-family lots and 52,349 square feet of commercial space currently under development, of our acreage as of December 31, 2015:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek	156	2,050	1,604,081
Lantana	—	—	485,000
Circle C	—	296	692,857
Magnolia	—	—	351,000
West Kileen Market	—	—	44,000
Flores Street	—	6	—
Total	156	2,352	3,176,938

Commercial Leasing. Our principal commercial leasing holdings at December 31, 2015, consisted of (1) 38,316 square feet of office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space at the W Austin Hotel & Residences and (2) a 22,366-square-foot retail complex and a 3,085-square-foot bank building representing the first phase of Barton Creek Village and (3) 231,436 square feet of planned commercial space for The Oaks at Lakeway, a HEB Grocery Company, L.P. (HEB) anchored retail project, of which

179,087 square feet was open at December 31, 2015. During 2015, we completed the sales of Parkside Village, a retail project consisting of 90,184 square feet, and 5700 Slaughter, a retail project consisting of two retail buildings totaling 21,248 square feet in the aggregate and a 4,450 square-foot bank building on an existing ground lease, both located in the Circle C community. See Note 12 for further discussion.

Revenue from our commercial leasing segment accounted for 7 percent of our total revenue for 2015 and 2014 and 4 percent for 2013.

For further information about our operating segments see “Results of Operations” in Part II, Items 7. and 7A. See Note 11 for a summary of our revenues, operating income and total assets by operating segment.

Properties

Our Austin-area properties include the following:

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences. On September 28, 2015, we completed the purchase of Canyon-Johnson's approximate 58 percent interest in the joint venture that owned the W Austin Hotel & Residences. See Note 2 for further discussion.

The W Austin Hotel & Residences contains a 251-room luxury hotel, 159 residential condominium units, 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, 18,327 square feet of retail space and entertainment space occupied by Austin City Limits Live at the Moody Theater (ACL Live) which includes a live music and entertainment venue and production studio. In December 2010, the hotel at the W Austin Hotel & Residences opened, and in January 2011, we began closing on sales of condominium units. We sold 32 condominium units during 2013 and 7 condominium units during 2014. There were no sales during 2015 and as of December 31, 2015, only two condominium units remained unsold. The two unsold units are being marketed.

Barton Creek

Calera.  Calera is a residential subdivision with plat approval for 155 lots. The initial 16-acre phase of the Calera subdivision included 16 courtyard homes at Calera Court, the last of which were sold in 2012.

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

In 2008, we developed Amarra Drive Phase II, which consisted of 35 lots on 51 acres. During 2014, we sold 16 Phase II lots. We did not sell any Phase II lots in 2015, and as of December 31, 2015, 14 Phase II lots remain unsold. During early 2016, we sold one Phase II lot.

In first-quarter 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During 2015, we sold ten Phase III lots and as of December 31, 2015, 54 Phase III lots remained unsold. As of February 29, 2016, one Phase III lot was under contract.

The Amarra Villas, the last phase of the Amarra Drive subdivision, is a 20-unit townhome development. We completed site work in late 2015 and construction began in early 2016.

The Santal (formerly Tecoma). The Santal multi-family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015 and pre-leasing began in November 2015. The first units were completed in January 2016, and the project is expected to be completed in June 2016.

Barton Creek Village. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of December 31, 2015, occupancy was 100 percent for the retail complex and the bank building was leased through January 2023.

Circle C Community

Effective August 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties until 2032. The City also provided us $15.0 million of cash incentives in connection with the future development of our Circle C and other Austin-area properties. These incentives, which are in the form of credit bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. As of December 31, 2015, we have permanently used $11.7 million of the $15.0 million of cash incentives provided by the City, including cumulative sales of $5.1 million to other developers. We also have $1.4 million in credit bank capacity in use as temporary fiscal deposits. At December 31, 2015, available credit bank capacity was $1.9 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. We sold 7 Meridian lots during 2014, 19 Meridian lots during 2015, and as of December 31, 2015, 31 Meridian lots remained unsold. As of February 29, 2016, ten Meridian lots were under contract.

On July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community. The Parkside Village retail project, which we owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The project included a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. The 5700 Slaughter retail project, which we wholly owned, consisted of 25,698 leasable square feet and was sold for $12.5 million. See Note 12 for further discussion.

During 2013, we sold entitlements for 20,000 square feet of office space in Circle C for $1.2 million. As of December 31, 2015, our Circle C community had remaining entitlements for 692,857 square feet of commercial space and 296 multi-family units.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. During 2013, we sold a 16-acre tract with entitlements for approximately 70,000 square feet of office space for $2.1 million. As of December 31, 2015, we had remaining entitlements for approximately 485,000 square feet of office and retail use on 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

The Oaks at Lakeway

In 2013, we acquired 87 acres in the greater Austin area to develop The Oaks at Lakeway project, a HEB anchored retail project planned for 231,436 square feet of commercial space. As of December 31, 2015, leases for 78 percent of the space, including the HEB store lease, have been executed and leasing for the remaining space is under way. The HEB store opened in October 2015, and leases for 45,492 square feet of additional space commenced in November 2015. Construction of the remainder of the project is ongoing.

Our other Texas properties and development projects include:

Magnolia

In 2014, we acquired 124 acres in the greater Houston area to develop the Magnolia project, a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to be completed in 2017.

West Killeen Market

In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, a HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction is expected to begin in third-quarter 2016, and the HEB store is expected to open in March 2017.

Unconsolidated Affiliates

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station (the Crestview Station Joint Venture) is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. As of December 31, 2015, the Crestview Station Joint Venture has sold all of its properties except for one commercial site. We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

Stump Fluff. In April 2013, we formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of December 31, 2015, Stratus' capital contributions to Stump Fluff totaled $1.5 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff. We account for our investment in Stump Fluff under the equity method.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2015, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo. We account for our investment in Guapo under the equity method.

See Note 6 for further discussion of our unconsolidated affiliates.

Competition

We operate in highly competitive industries, namely the real estate development, hotel, entertainment and commercial leasing industries. In the real estate development industry, we compete with numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with developers that may possess greater financial, marketing or other resources than we have. Our prospective customers generally have a variety of choices of new and existing homes and homesites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

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

See Part I, Item 1A. "Risk Factors" for further discussion.

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

Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” in Part II, Items 7. and 7A. and Note 7.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and may result in higher development and administrative costs. See Part I, Item 1A. "Risk Factors" for further discussion.

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

Employees

At December 31, 2015, we had a total of 114 employees, 39 of which were full-time employees, located at our Austin, Texas headquarters. We believe we have a good relationship with our employees, none of whom are represented by a union. Since January 1, 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report contains "forward-looking statements" within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our five-year plan, projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources and other plans and objectives of management for future operations and activities. We undertake no obligation to update any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Risks Relating to our Business and Industries

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2015, our outstanding debt totaled $263.1 million and our cash and cash equivalents totaled $17.0 million. Our level of indebtedness could have significant consequences. For example, it could:

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

As of December 31, 2015, we had approximately $28.8 million of debt scheduled to become due during 2016. In January 2016, we refinanced the debt secured by the W Austin Hotel & Residences, which reduced our 2016 debt maturities to $13.7 million. Refer to Note 13 for further discussion. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. Current economic conditions in our areas of operations could deteriorate, which may impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices on favorable terms or at all. As a result, in the future we may not be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. In addition, there can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material adverse effect on our liquidity, financial condition and results of operations. For example, our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could force us to sell properties on unfavorable terms or ultimately result in foreclosure on properties pledged as collateral, which could result in a loss of our investment and harm our reputation.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders' equity covenant contained in several of our debt agreements requires us to maintain total stockholders’ equity of no less than $110.0 million. At December 31, 2015, our total stockholders’ equity was $136.6 million and, as a result, we were in compliance with this covenant. Failure to comply with any of these covenants could result in a default that may, if not cured, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to raise additional capital through equity transactions or obtain waivers or modifications of covenants from our lenders. Such additional funding may not be available on acceptable terms, if at all, when needed. We also may need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. There can be no assurance that such additional financing would be available when needed or, if available, offered on acceptable terms. If new debt is added to current debt levels, the risks described above could intensify.

We are periodically rated by nationally recognized credit rating agencies. Any downgrades in our credit rating could impact our ability to borrow by increasing borrowing costs as well as limiting our access to capital. In addition, a downgrade could require us to post cash collateral and/or letters of credit, which would adversely affect our cash flow and liquidity.

Additionally, a significant amount of our outstanding debt bears interest at variable rates. See “Disclosures About Market Risks” in Part II, Items 7. and 7A. for more information.

We are vulnerable to concentration risks because our operations are almost exclusive to the Austin, Texas market.

Our real estate operations are primarily, and our hotel and entertainment venue operations are entirely, located in Austin, Texas. Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations. See "Overview - Real Estate Market Conditions" in Part II, Items 7. and 7A. for more information.

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

Our business and the market price of our common stock could be negatively affected as a result of the actions of activist shareholders.

Carl E. Berg has delivered notice to us that he plans to nominate two director candidates for election to our board of directors at our 2016 annual meeting of stockholders. In addition, Mr. Berg has submitted a stockholder proposal to be included in our proxy statement requesting that our board of directors immediately engage a nationally-recognized investment banking firm to explore a prompt sale, merger or other business combination. Our business, operating results or financial condition could be harmed by this potential proxy contest because, among other things:

•
Responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

•
Perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team, including our chief executive officer, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	The expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to proxy contests and any related litigation may be substantial; and

•
We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above or the outcome of the proxy contest.

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
We maintain insurance on our properties, including property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as hurricanes and floods or acts of war or terrorism that may be uninsurable or not economical to insure. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a building or other facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may be inadequate to restore our economic position in a property. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured.

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

Revenue from our real estate operations segment accounted for 18 percent of our total revenue for the fiscal year ended December 31, 2015. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. Any of the foregoing factors could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

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

Revenue from our hotel segment accounted for 51 percent of our total revenue for the fiscal year ended December 31, 2015. Business, financial and operating risks common to the hotel industry include:

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

Starwood manages hotel operations at the W Austin Hotel. Our ability to attract and retain guests depends, in part, upon the external perceptions of Starwood and the quality of the W Austin Hotel and its services and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. The reputation of the W Austin Hotel may be negatively affected if Starwood fails to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for the local communities where Starwood manages and/or owns properties. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by any adverse incident or failure on the part of hotel operators. An adverse incident involving associates or guests and any media coverage resulting therefrom may cause a loss of consumer confidence in the Starwood brand which could negatively affect our results of operations. Additionally, the Starwood brand could be adversely affected by the late 2015 announcement of Marriott International, Inc.'s plans to acquire Starwood.

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

Historically, the Austin market has had a limited number of high-end hotel accommodations. However, hotel capacity is being expanded by other hotel operators in Austin, including several properties in close proximity to the W Austin Hotel & Residences. As new rooms come on-line, increased competition could lead to an excess supply of hotel rooms in the Austin market, thereby causing Starwood to increase promotional incentives for hotel guests and/or reduce rates. Increased competition in the Austin market from new hotels or hotels that have recently undergone substantial renovation could have an adverse effect on occupancy, average daily rate and room revenue per available room.

Additionally, some of our hotel rooms are booked through third-party internet travel intermediaries as well as lesser-known online travel service providers. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. Increased internet bookings could have an adverse effect on occupancy, average daily rate and room revenue per available room.

Risks Relating to Entertainment Businesses

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Revenue from our entertainment businesses accounted for 24 percent of our total revenue for the fiscal year ended December 31, 2015. Our entertainment businesses compete in a highly competitive industry, and we may not be able to maintain or increase our current revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

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

•	Other entertainment options available to our audiences that we do not offer;

•	General economic conditions which could cause our consumers to reduce discretionary spending;

•	Unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees;

•	Interruptions in our ticketing systems and infrastructures and data loss or other breaches of our network security; and

•	Changes in consumer preferences.

Additionally, our entertainment operations are seasonal. The results of operations from our entertainment segment vary from quarter to quarter and year over year, and the financial performance in certain quarters or years may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.

Personal injuries and accidents may occur in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at the Moody Theater or festival sites that we rent through our joint ventures could also result in claims or reduce attendance at our events, which could cause a decrease in our revenue or reduce our operating income. We maintain insurance policies that provide coverage for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, and there can be no assurance that such insurance will be adequate at all times and in all circumstances.

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

Additionally, tenants at our retail properties face continual competition in attracting customers from various on-line and other competitors. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our retail properties and on the rents we can charge or the concessions we can grant. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis. If we are unable to adapt to such new technologies and relationships on a timely basis, our financial performance will be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant
Certain information as of February 29, 2016, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our board of directors.

Name	Age	Position or Office
William H. Armstrong III	51	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	54	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock from December 31, 2010, through December 31, 2015, with the cumulative total return of (a) the Standard & Poor's (S&P) 500 Stock Index, (b) the Dow Jones U.S. Real Estate Index and (c) the below custom peer group of real estate related companies:

Alexander & Baldwin, Inc. (ALEX)
Consolidated-Tomoka Land Co. (CTO)
Forestar Group Inc. (FOR)
The Howard Hughes Corporation (HHC)
Maui Land & Pineapple Company, Inc. (MLP)
The St. Joe Company (JOE)
Tejon Ranch Co. (TRC)

This comparison assumes $100 invested on December 31, 2010, in (a) our common stock, (b) the S&P 500 Stock Index, (c) the Dow Jones U.S. Real Estate Index and (d) the custom peer group.

The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
Stratus Properties Inc., S&P 500 Stock Index,
Dow Jones U.S. Real Estate Index and Custom Peer Group

	December 31,
	2010	2011	2012	2013	2014	2015
Stratus Properties Inc.	$100	$86	$94	$188	$152	$224
S&P 500 Stock Index	100	102	118	157	178	181
Dow Jones U.S. Real Estate Index	100	106	126	128	163	167
Custom Peer Group	100	77	114	149	149	131

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol "STRS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported by NASDAQ.

	2015		2014
	High	Low	High	Low
First Quarter	$13.95	$11.01	$17.93	$16.35
Second Quarter	15.11	12.56	17.55	15.53
Third Quarter	16.50	13.60	16.50	13.75
Fourth Quarter	20.98	14.91	14.74	13.25

As of February 29, 2016, there were 400 holders of record of our common stock. We have not in the past paid, and do not anticipate in the future paying, cash dividends on shares of our common stock. The declaration of dividends is at the discretion of our board of directors; however, our ability to pay dividends is restricted by the terms of our credit facility. See Part III, Item 12. for information on our equity compensation plans.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three-month period ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2015	—	$—	—	991,695
November 1 to 30, 2015	—	—	—	991,695
December 1 to 31, 2015	—	—	—	991,695
Total	—	$—	—	991,695

a.
In November 2013, the board of directors approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.

Stratus' loan agreements with Comerica Bank and Diversified Real Asset Income Fund require lender approval of any common stock repurchases.

Item 6. Selected Financial Data

The selected consolidated financial data shown below is derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period. You should read this data in conjunction with Items 7. and 7A. "Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk" and Item 8. "Financial Statements and Supplementary Data".

	2015		2014		2013		2012		2011
	(In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$80,871		$94,111		$127,710		$115,737		$137,036
Operating income	25,732	[a,b]	10,364	[c,d]	14,151	[b,d]	2,781		1,681
Equity in unconsolidated affiliates' (loss)income	(1,299)		1,112		(76)		(29)		(337)
Income (loss) from continuing operations, net of taxes	14,377	[a,b]	18,157	[c,d,e]	5,894	[b,d]	(9,118)		(5,424)
Income from discontinued operations, net of taxes	3,218	[f]	—		—		4,805	[f]	191	[f]
Net income (loss)	17,595	[a,b]	18,157	[c,d,e]	5,894	[b,d]	(4,313)		(5,233)
Net income (loss) attributable to common stock	12,177	[a,b]	13,403	[c,d,e]	2,585	[b,d]	(1,586)		(10,388)

Basic net income (loss) per share:
Continuing operations	$1.11		$1.67		$0.32		$(0.80)		$(1.41)
Discontinued operations	0.40		—		—		0.60		0.02
Basic net income (loss) per share	$1.51		$1.67		$0.32		$(0.20)		$(1.39)

Diluted net income (loss) per share:
Continuing operations	$1.11	[a,b]	$1.66	[c,d,e]	$0.32	[b,d]	$(0.80)		$(1.41)
Discontinued operations	0.40	[f]	—		—		0.60	[f]	0.02	[f]
Diluted net income (loss) per share	$1.51	[a,b]	$1.66	[c,d,e]	$0.32	[b,d]	$(0.20)		$(1.39)

Average shares outstanding:
Basic	8,058		8,037		8,077		7,966		7,482
Diluted	8,091		8,078		8,111		7,966		7,482

At December 31:
Real estate held for sale	$25,944		$12,245		$18,133		$60,244		$74,003
Real estate held for investment, net	186,626		178,065		182,530		189,331		185,221
Real estate under development	139,171		123,921		76,891		31,596		54,956
Land available for development	23,397		21,368		21,404		49,569		60,936
Total assets	432,627		402,687		346,943		379,128		421,605
Debt	263,114		196,477		151,332		137,035		158,451
Stockholders' equity	136,599		136,443		123,621		121,687		118,189
Noncontrolling interests in subsidiaries	75		38,643		45,695		87,208		99,493

a.
Includes a total gain of $20.7 million ($10.8 million to net income attributable to common stock or $1.34 per share) associated with the sales of Parkside Village and 5700 Slaughter (see Note 12 for further discussion).

b.
Includes a pre-tax gain of $0.6 million ($0.08 per share) in 2015 associated with the sale of a tract of undeveloped land and $2.1 million ($0.26 per share) in 2013 associated with undeveloped land sales.

c.
Includes a gain of $1.5 million ($0.19 per share) associated with a litigation settlement. Also includes lease termination charges of $0.3 million ($0.04 per share) recorded by the commercial leasing segment.

d.
Includes income of $0.6 million ($0.07 per share) in 2014 and $1.8 million ($0.22 per share) in 2013, related to insurance settlements and $0.4 million ($0.05 per share) in 2014 and $1.1 million ($0.13 per share) in 2013, for the recovery of building repair costs.

e.	Includes a credit to provision for income taxes of $12.1 million, $1.50 per share, for the reversal of valuation allowances on deferred tax assets.

f.
Includes the results of 7500 Rialto Boulevard, which was sold in February 2012, including a gain on the sale of $5.1 million ($0.65 per share) in 2012 and a deferred gain of $5.0 million ($3.2 million attributable to common stock or $0.40 per share) in 2015.

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

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

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin area, but including projects in certain other select markets in Texas. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Hotel & Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan. See "Business Strategy and Related Risks" below. See Note 11 for further discussion of our operating segments and "Business Strategy and Related Risks" for a discussion of our business strategy.

The principal holdings in our Real Estate Operations segment are in southwest Austin, Texas. The number of developed lots/units, acreage under development and undeveloped acreage as of December 31, 2015, that comprise our real estate operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi-Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	68	18	—	18	512	308	398	1,218	1,236
Circle C	31	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	—	—	—	—	9	9	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	101	18	87	105	512	344	805	1,661	1,766

Our residential holdings at December 31, 2015, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our commercial leasing holdings at December 31, 2015, consisted of the office and retail space at the W Austin Hotel & Residences, the first phase of Barton Creek Village and The Oaks at Lakeway. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which the remaining two unsold units were being marketed as of December 31, 2015), and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio.

In 2015, we purchased the noncontrolling interest in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture) which owned the W Austin Hotel & Residences and we now own 100 percent of the entity (see "Business Strategy and Related Risks" below).

In 2015, our revenues totaled $80.9 million and our net income attributable to common stock totaled $12.2 million, compared with revenues of $94.1 million and net income attributable to common stock of $13.4 million for 2014 and revenues of $127.7 million and net income attributable to common stock of $2.6 million for 2013. The decrease in revenues in 2015, compared with 2014, primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales at Verano Drive and Amarra Drive Phase II as inventory has declined as a result of previous sales activity. The decrease in revenues in 2014, compared with 2013, primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales at Verano Drive, partly offset by an increase in entertainment revenue.

Our results for 2015 included a gain of $20.7 million ($10.8 million to net income attributable to common stock) on the sales of our Parkside Village and 5700 Slaughter commercial developments and the recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stock) (see Note 12 for further discussion). The results for 2015 also include a pre-tax gain of $0.6 million associated with an undeveloped land sale. The results for 2014 included pre-tax income of $1.5 million associated with a litigation settlement, $0.6 million associated with an insurance settlement and $0.4 million associated with the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences. The results for 2014 also included credits to the provision for income taxes of $12.1 million primarily associated with the reversal of the valuation allowance on our deferred tax assets. The results for 2013 included pre-tax income of $2.1 million associated with undeveloped land sales, an insurance settlement of $1.8 million and $1.1 million associated with the recovery of building repair costs, partly offset by a pre-tax loss on early extinguishment of debt of $1.4 million.

At December 31, 2015, we had total debt of $263.1 million. For discussion of operating cash flows and debt transactions see "Capital Resources and Liquidity" below.

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

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin area has been influenced by growth in the technology sector. The Austin-area population increased by 17 percent from 2009 through 2015, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 2009 through 2014, rising 12 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. From 2009 through 2014, sales tax receipts in Austin rose by 36 percent, an indication of the increase in business activity during the period.

The following chart compares Austin's five-county metro area population and median family income for 1999, 2009 and the most current information available for 2014 and 2015, based on United States (U.S.) Census Bureau data and City of Austin (the City) data.
Based on the City’s fiscal year of October 1st through September 30th, the chart below compares Austin’s sales tax revenues for 1999, 2009 and 2014 (the latest period for which data is available).
Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Real estate development in southwest Austin, where most of the property in our real estate operations segment is located, has historically been constrained as a result of various restrictions imposed by the City. Additionally, several special interest groups have traditionally opposed development in southwest Austin. During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S. and caused vacancy rates to increase in most markets, including Austin, Texas. Vacancy rates for various types of developed properties in Austin have improved since 2009, and the vacancy rates as of December 31, 2015 and 2014, are noted below.

	Vacancy Rates
Building Type	2015		2014
Office Buildings (Class A)	10%	[a]	10%	[a]
Multi-Family Buildings	4%	[b]	5%	[b]
Retail Buildings	5%	[b]	5%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

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

As previously announced, our board of directors unanimously approved a five-year plan to create value for stockholders by methodically developing certain existing assets and strategically marketing other assets for sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. Consistent with our five-year plan, on July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively. We have engaged an adviser to market other properties for sale in accordance with the five-year plan .
Additionally, on September 28, 2015, we completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson’s) approximate 58 percent interest in the Block 21 Joint Venture, for approximately $62 million. See Note 2 for further discussion. In connection with our acquisition of Canyon-Johnson's interest in the Block 21 Joint Venture, we completed the refinancing of the W Austin Hotel & Residences. See "Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements."
We believe that the Austin and surrounding sub-markets continue to be desirable. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and now have utility capacity for full buildout. As a result, we believe that through strategic planning, development and marketing, as provided in our five-year plan, we can maximize and fully realize their value. Our development plans require significant additional capital, and may be pursued through joint ventures or other means. In addition, our strategy is subject to continued review by our board of directors and may change as a result of market conditions or other factors deemed relevant by our board of directors.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing our pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources in accordance with our five-year plan. During 2015, our operating cash flows reflect purchases and development of real estate properties totaling $26.2 million, funded primarily from construction and terms loans, to invest in new development opportunities to be executed over the next 24 months. As of December 31, 2015, we had $11.9 million of availability under our revolving line of credit with Comerica Bank, which matures in August 2017.

Although as of January 31, 2016, we have scheduled debt maturities of $13.7 million in 2016 and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See “Capital Resources and Liquidity” below regarding recent debt repayments and refinancing and Part 1, Item 1A. “Risk Factors” for further discussion.

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

Real Estate, Hotel, Entertainment Venue and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences and our commercial leasing assets, is also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during the three-year period ended December 31, 2015 (see Note 1).

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

In fourth-quarter 2014, we evaluated the recoverability of our deferred tax assets, considering available positive and negative evidence, including recent earnings history and the current forecast of future taxable income. As a result, we concluded that there was sufficient positive evidence that our $11.8 million of deferred tax assets (net of deferred tax liabilities) will be realized. Accordingly, we reversed the valuation allowance against our deferred tax assets during 2014 (see Note 8). Stratus had deferred tax assets (net of deferred tax liabilities) totaling $15.3 million at December 31, 2015.

Our future results of operations may be negatively impacted by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are more likely than not to not be realized.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2015, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II lots	14	—	—	14
Phase III lots	54	—	—	54
Amarra Villas	—	—	190	190
Section N:
Santal multi-family	—	236	—	236
Other Section N	—	—	1,624	1,624
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	31	—	—	31
Tract 101 multi-family	—	—	240	240
Tract 102 multi-family	—	—	56	56
Flores Street	—	—	6	6
W Austin Hotel & Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	101	236	2,272	2,609

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

Calera.  Calera is a residential subdivision with plat approval for 155 lots. The initial 16-acre phase of the Calera subdivision included 16 courtyard homes at Calera Court. The second phase of the Calera subdivision, Calera Drive, consisted of 53 single-family lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and included 71 single-family lots. During 2013, we sold 39 Verano Drive lots for $12.1 million and the remaining 6 Calera Drive lots for $1.4 million, and during 2014, we sold the remaining 9 Verano Drive lots for $3.5 million.

Mirador Estate. The Mirador subdivision consisted of 34 estate lots, with each lot averaging approximately 3.5 acres in size. During 2013, we sold the final Mirador lot for $0.4 million.

Amarra Drive.  Amarra Drive Phase I, which was the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consisted of 35 lots on 51 acres, was substantially completed in October 2008. During 2013, we sold the remaining two Phase I lots for $0.7 million and three Phase II lots for $1.5 million. During 2014, we sold 16 Phase II lots for $8.2 million. We did not sell any Phase II lots in 2015, and as of December 31, 2015, 14 Phase II lots remained unsold. During early 2016, we sold one Phase II lot.

In first-quarter 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During 2015, we sold ten Phase III lots for $7.0 million and as of December 31, 2015, 54 lots remain unsold. As of February 29, 2016, one Phase III lot was under contract.

The Amarra Villas, the last phase of the Amarra Drive subdivision, is a 20-unit townhome development. We completed site work in late 2015 and construction began in early 2016.

Santal (formerly Tecoma). The Santal multi-family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015 and pre-leasing began in November 2015. The first units were completed in January 2016, and the project is expected to be completed in June 2016.

Circle C.  We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. See "Properties" under Part 1, Items 1. and 2. for further discussion of our Circle C settlement with the City. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During 2014, we sold seven Meridian lots for $2.0 million. During 2015, we sold 19 Meridian lots for $5.4 million and as of December 31, 2015, 31 Meridian lots remained unsold. As of February 29, 2016, ten Meridian lots were under contract.

W Austin Hotel & Residences. During 2013, we sold 32 condominium units for $47.6 million, and during 2014, we sold 7 condominium units for $11.9 million. There were no sales during 2015 and as of December 31, 2015, two condominium units remained unsold. The two unsold units are being marketed.

Commercial.  As of December 31, 2015, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Trammell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
The Oaks at Lakeway	179,087	52,349	—	231,436
Magnolia	—	—	351,000	351,000
West Killeen Market	—	—	44,000	44,000
Total Square Feet	261,181	52,349	3,176,938	3,490,468

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

Barton Creek.  The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of December 31, 2015, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Circle C.  On July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community. The Parkside Village retail project, which we owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The project included a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. The 5700 Slaughter retail project, which we previously wholly owned, consisted of 25,698 leasable square feet and was sold for $12.5 million. See Note 12 for further discussion.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. During 2013, we sold a 16-acre tract with entitlements for approximately 70,000 square feet of office space for $2.1 million. As of December 31, 2015, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

W Austin Hotel & Residences. The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of December 31, 2015, occupancy for the office space was 100 percent and occupancy for the retail space was 74 percent. Leasing is ongoing for the remaining retail space. See "Business Strategy and Related Risks" for information on our acquisition of the interest of our joint venture partner.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB) anchored retail project planned for 231,436 square feet of commercial space. As of December 31, 2015, leases for 78 percent of the space, including the HEB lease, have been executed and leasing for the remaining space is under way. The HEB store opened in October 2015, and leases for 45,492 square feet of additional space commenced in November 2015. Construction of the remainder of the project is ongoing.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to be completed in 2017.

West Killeen Market. In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, a HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction is expected to begin in third-quarter 2016, and the HEB store is expected to open in March 2017.

Crestview Station.  Crestview Station is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. The Crestview Station Joint Venture sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. In 2014, the Crestview Station Joint Venture sold the remaining residential land to DR Horton. See the table below for more information (in millions, except lots closed).

Closing Date	Lots Closed	Sale Price	Gross Profit
April 2012	74	$3.8	$0.4
May 2013	59	3.4	0.7
March 2014	59	3.5	0.8
November 2014	111	6.8	1.8
	303	$17.5	$3.7

As of December 31, 2015, the Crestview Station Joint Venture has sold all of its properties except for one commercial site. We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method. See Note 6 for further discussion of Crestview Station.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2015		2014	2013
Operating income (loss):
Hotel	$4,352		$5,854	$3,706
Entertainment	2,829		2,937	1,119
Real estate operations	(2,278)		1,186	9,000
Commercial leasing	20,731	[a]	238	277
Eliminations and other	98		149	49
Operating income	$25,732		$10,364	$14,151
Interest expense, net	$(4,065)		$(3,751)	$(7,093)
Income from discontinued operations, net of taxes	$3,218		$—	$—
Net income	$17,595		$18,157	$5,894
Net income attributable to noncontrolling interests in subsidiaries	$(5,418)		$(4,754)	$(3,309)
Net income attributable to common stock	$12,177		$13,403	$2,585

a.	Includes a gain of $20.7 million on the sales of our Parkside Village and 5700 Slaughter commercial developments.

We have four operating segments: Hotel, Entertainment, Real Estate Operations and Commercial Leasing (see Note 11). The following is a discussion of our operating results by segment.

Hotel
The following table summarizes our Hotel operating results for the years ended December 31 (in thousands):

	2015	2014	2013
Hotel revenue	$41,651	$42,860	$39,544
Hotel cost of sales, excluding depreciation	30,789	30,753	29,483
Depreciation	5,797	5,851	6,033
General and administrative expenses	713	402	322
Operating income	$4,352	$5,854	$3,706

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Revenue per available room (REVPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $279 in 2015, compared with $291 in 2014 and $260 in 2013. Lower hotel revenues in 2015, compared with 2014, primarily reflects decreased room revenue and food and beverage sales. Hotel revenues increased in 2014, compared with 2013, primarily as a result of higher room rates and increased food and beverage sales.

Hotel Cost of Sales. Hotel operating costs totaled $30.8 million in each of 2015 and 2014 and $29.5 million in 2013. Higher costs in 2015 and 2014, compared with 2013, primarily reflects increased variable costs, including labor and marketing.

General and Administrative Expenses. Consolidated general and administrative expenses primarily consist of employee salaries, wages and other costs and totaled $8.1 million in 2015, compared with $7.9 million in 2014 and $7.1 million in 2013. Higher 2015 costs, compared with 2014, primarily reflect higher legal fees associated with debt modifications, the purchase of Canyon-Johnson's interest in the Block 21 Joint Venture and the sales of 5700 Slaughter and Parkside Village. The increase in general and administrative expenses for 2014, compared with 2013, primarily reflects increased employee costs and consulting fees.

We allocate parent company general and administrative expenses that do not directly relate to a particular operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel &

Residences are allocated to the Hotel, Entertainment, Real Estate Operations and Commercial Leasing segments based on the respective projected annual revenues for the W Austin Hotel & Residences. For information about the allocation of general and administrative expenses to our operating segments, see Note 11.

Entertainment
The following table summarizes our Entertainment operating results for the years ended December 31 (in thousands):

	2015	2014	2013
Entertainment revenue	$19,800	$19,108	$15,559
Entertainment cost of sales, excluding depreciation	15,426	14,763	13,076
Depreciation	1,288	1,260	1,239
General and administrative expenses	257	148	125
Operating income	$2,829	$2,937	$1,119

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with outside events hosted at venues other than ACL Live and production of recorded content for artists performing at ACL Live, as well as the results of the joint venture with Pedernales Entertainment LLC relating to Stageside Productions. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. Entertainment revenue increased in 2015, compared with 2014, primarily as a result of an increase in ticket sales and higher ancillary revenue per attendee. Entertainment revenue increased in 2014, compared with 2013, primarily reflecting higher private event revenue and higher ancillary revenue per attendee.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance, for the years ended December 31.

	2015	2014	2013
Events:
Events hosted	210	207	186
Estimated attendance	245,000	231,200	217,100
Ancillary net revenue per attendee	$44.89	$41.91	$35.31
Ticketing:
Number of tickets sold	168,506	166,603	148,400
Gross value of tickets sold (in thousands)	$11,191	$10,270	$9,397

Entertainment Cost of Sales. Entertainment operating costs totaled $15.4 million in 2015, compared with $14.8 million in 2014 and $13.1 million in 2013. Entertainment costs increased in 2015 and 2014, compared with 2014 and 2013, respectively, primarily reflecting higher costs associated with increases in the number of events hosted.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results for the years ended December 31 (in thousands):

	2015	2014	2013
Revenues:
Developed property sales	$12,320	$25,674	$63,676
Undeveloped property sales	1,175	—	3,266
Commissions and other	848	507	719
Total revenues	14,343	26,181	67,661
Cost of sales, including depreciation	10,672	20,972	54,422
Litigation and insurance settlements	—	(2,082)	(1,785)
General and administrative expenses	5,949	6,105	6,024
Operating (loss) income	$(2,278)	$1,186	$9,000

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2015			2014			2013
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
Barton Creek
Calera:
Verano Drive	—	$—	$—	9	$3,523	$181	39	$12,143	$163
Calera Drive	—	—	—	—	—	—	6	1,371	142
Amarra Drive:
Phase I lots	—	—	—	—	—	—	2	650	279
Phase II lots	—	—	—	16	8,216	194	3	1,525	217
Phase III lots	10	6,955	334	—	—	—	—	—	—
Mirador Estate	—	—	—	—	—	—	1	405	264

Circle C
Meridian	19	5,365	160	7	2,007	160	—	—	—

W Austin Hotel & Residences:
Condominium units	—	—	—	7	11,928	1,517	32	47,582	1,251
Total Residential	29	$12,320		39	$25,674		83	$63,676

The decreases in developed property sales and revenues in 2015, compared with 2014, and 2014 compared with 2013, primarily resulted from fewer sales of condominium units at the W Austin Residences and fewer lot sales at Verano Drive as inventories have declined, partly offset by increased lot sales at Meridian and at Amarra Drive Phase III, which was completed in first-quarter 2015.

Undeveloped Property Sales. During October 2015, we sold a nine-acre tract of land in Austin, Texas, with entitlements for approximately 20,000 square feet of commercial space for $1.2 million. During March 2013, we sold a 16-acre tract of land with entitlements for approximately 70,000 square feet of office space in Lantana for $2.1 million, and entitlements for 20,000 square feet of office space in Circle C for $1.2 million.

Commissions and Other.  Commissions and other primarily include design fees and sales of our development fee credits to third parties, and totaled $0.8 million in 2015, $0.5 million in 2014 and $0.7 million in 2013. We received the development fee credits as part of the Circle C settlement (see Note 10).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $10.7 million in 2015, $21.0 million in 2014 and $54.4 million in 2013. The decrease in cost of sales over the past three years primarily reflects lower sales of condominium units that have higher average costs.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $3.5 million in 2015 and 2014, and $5.4 million in 2013. The decrease in these recurring costs for 2015 and 2014 primarily reflects lower property taxes as a result of lower condominium unit inventory at the W Austin Residences. Cost of sales for 2015 included Barton Creek MUD reimbursements totaling less than $0.1 million. We received no MUD reimbursements credited to cost of sales in 2014 or 2013. Cost of sales also included credits of $0.4 million in 2014 and $1.1 million in 2013 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences.

Litigation and Insurance Settlements. We recorded a gain on a litigation settlement totaling $1.5 million in 2014 related to the termination of a lease. We also recorded gains of $0.6 million in 2014 and $1.8 million in 2013 related to insurance settlements.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results for the years ended December 31 (in thousands):

	2015[a]	2014		2013
Rental revenue	$6,179	$7,128		$5,923
Rental cost of sales, excluding depreciation	2,838	3,236	[b]	2,755
Depreciation	1,556	1,785		1,687
General and administrative expenses	1,783	1,869		1,204
Gain on sales of assets	(20,729)	—		—
Operating income	$20,731	$238		$277

a.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 12).

b.	Includes $0.3 million of lease termination charges.

Rental Revenue.  Rental revenue primarily reflects revenue from the office and retail space at the W Austin Hotel & Residences, Barton Creek Village, and Parkside Village and 5700 Slaughter, which are both in the Circle C community. The decrease in rental revenue in 2015, compared with 2014, primarily reflects the impact of the sales of Parkside Village and 5700 Slaughter, which we completed on July 2, 2015. The increase in rental revenue in 2014, compared with 2013, primarily reflects increased occupancy at the W Austin Hotel & Residences office and retail space.

Rental Cost of Sales.  Rental operating costs totaled $2.8 million in 2015, compared with $3.2 million in 2014 and $2.8 million in 2013. The decrease in rental costs in 2015, compared with 2014, primarily reflects the sales of Parkside Village and 5700 Slaughter. Rental costs increased in 2014, compared with 2013, primarily reflecting higher operating costs from the increased occupancy at the W Austin Hotel & Residences office and retail space.

Gain on Sales of Assets. During 2015, Stratus recorded a $13.6 million gain on the sale of Parkside Village and a $7.1 million gain on the sale of 5700 Slaughter.

Non-Operating Results
Interest Expense, Net.  Interest expense (before capitalized interest) totaled $9.5 million in 2015, $7.9 million in 2014 and $10.7 million in 2013. The increase in interest expense in 2015, compared with 2014, primarily reflects higher average debt balances. The decrease in interest expense in 2014, compared with 2013, primarily reflects lower average interest rates following refinancing transactions.

Capitalized interest totaled $5.5 million in 2015, $4.1 million in 2014 and $3.6 million in 2013 and is primarily related to development activities at certain properties in Barton Creek and The Oaks at Lakeway.

Loss on Interest Rate Derivative Instruments. We recorded a loss of $0.7 million in 2015 associated with changes in the fair value of our interest rate cap agreement and the recognition of cumulative changes in the fair value of our interest rate swap agreement because it no longer qualified for hedge accounting treatment. We recorded a loss of $0.3 million in 2014 and $0.1 million in 2013, each associated with changes in the fair value of our interest rate cap agreement. See Note 5 for further discussion.

Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of less than $0.1 million in 2014 associated with the refinancing of the term loan secured by 5700 Slaughter in July 2014 and $1.4 million in 2013 associated with the prepayment of the loan related to the W Austin Hotel & Residences. See Note 7 for further discussion.

Other Income, Net. We recorded other income of $0.3 million in 2015, less than $0.1 million in 2014 and $1.4 million in 2013. Other income in 2013 included interest received in connection with a Barton Creek MUD reimbursement and a gain on the recovery of land previously sold.

Equity in Unconsolidated Affiliates' (Loss) Income.  We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net (loss) income of these entities totaled $(1.3) million in 2015, $1.1 million in 2014 and $(0.1) million in 2013. The loss in 2015 primarily reflects operating losses at Stump Fluff and Guapo. The income in 2014 reflects the third closing in the take-down agreement between Crestview Station and DR Horton and income from events hosted by Stump Fluff during the South by Southwest festival, both of which occurred during 2014. See Note 6 for further discussion.

(Provision for) benefit from Income Taxes.  We recorded a (provision for) benefit from income taxes of $(5.6) million in 2015, $10.7 million in 2014 and $(0.9) million in 2013. Our taxes also include the Texas state margin tax. The difference between our consolidated effective income tax rate for 2015 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to state income taxes partially offset by the tax effect of income attributable to non-controlling interests. The difference between our consolidated effective income tax rate for 2014 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to the reversal of the valuation allowance on our deferred tax assets. The difference between our consolidated effective income tax rate for 2013 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to the realization of deferred tax assets (see Note 8 for further discussion).

Net Income Attributable to Noncontrolling Interests in Subsidiaries.  Net income attributable to noncontrolling interests in subsidiaries totaled $5.4 million in 2015, $4.8 million in 2014 and $3.3 million in 2013. The increase in 2015, compared with 2014, primarily relates to the gain on the sale of Parkside Village. The increase in 2014, compared with 2013, primarily relates to income from the W Austin Hotel & Residences.

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

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash (used in) provided by operating activities totaled $(1.8) million in 2015, $(21.6) million in 2014 and $55.9 million in 2013. Expenditures for purchases and development of real estate properties included in operating activities totaled $26.2 million in 2015, $54.9 million in 2014 and $16.6 million in 2013 and primarily included development costs for our Barton Creek properties, The Oaks at Lakeway and the West Killeen Market project.

Operating cash flows for 2015, compared with 2014, increased by $19.8 million, primarily as a result of lower expenditures for purchases and development of real estate properties as discussed above. Operating cash flows for 2014, compared with 2013, decreased by $77.5 million primarily as a result of fewer developed property sales, principally resulting from decreases in condominium unit sales at the W Austin Residences and lot sales at Verano Drive as inventories have declined. Additionally, expenditures for purchases and development of real estate properties increased during 2014, compared with 2013, primarily reflecting increased development costs for The Oaks at Lakeway and our Barton Creek properties, and the purchase of land in Magnolia, Texas.

Investing Activities. Cash used in investing activities totaled $12.6 million in 2015, $2.7 million in 2014 and $3.5 million in 2013. Development of commercial leasing properties increased during 2015 to $54.0 million, compared with $6.0 million in 2014, primarily for the Oaks at Lakeway and Santal multi-family projects. The year 2015 also included $43.3 million in proceeds from the sales of the Parkside Village and 5700 Slaughter commercial properties.

Capital expenditures in 2014 totaled $6.8 million, primarily for The Oaks at Lakeway, compared with $2.4 million in 2013, primarily for the hotel and office portions of the W Austin Hotel & Residences and Parkside Village. During 2014, Stratus received distributions from Crestview Station totaling $4.7 million and during 2013 Stratus made capital contributions of $1.1 million to certain of its unconsolidated affiliates.

Financing Activities. Cash provided by financing activities totaled $1.8 million in 2015, compared with $32.6 million in 2014. During 2015, net borrowings on the Comerica credit facility totaled $10.1 million, compared with net payments of $23.1 million for 2014. Net borrowings on other project and term loans totaled $56.6 million for 2015, compared with $22.1 million for 2014. The increase in borrowings for 2015 primarily reflects the financing of our purchase of Canyon-Johnson’s approximate 58 percent interest in the Block 21 Joint Venture for approximately $62 million (see Note 7). Noncontrolling interest distributions for the Parkside Village Joint Venture and the Block 21 Joint Venture totaled $4.2 million for 2015, compared with $11.6 million for 2014.

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

For a description of our outstanding debt, see Note 7. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2015.

In November 2013, our board of directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2015. As of December 31, 2015, a total of 991,695 shares of our common stock remain available under this program. There have not been any additional purchases through February 29, 2016. Our loan agreements with Comerica Bank and Diversified Real Asset Income Fund (DRAIF) require lender approval of any stock repurchases.

Credit Facility and Other Financing Arrangements
At December 31, 2015, we had total debt of $263.1 million, compared with $196.5 million at December 31, 2014. The increase in debt since year-end 2014 is primarily related to increased borrowings under our Comerica revolving credit facility to fund the purchase of Canyon-Johnson's interest in the Block 21 Joint Venture and the construction loan agreement with PlainsCapital Bank to fund the construction, development and leasing of The Oaks at Lakeway (the Lakeway Construction loan). Our debt outstanding at December 31, 2015, consisted of the following:

•	$129.5 million outstanding under the BoA loan related to the W Austin Hotel & Residences.

•
$53.1 million outstanding under the $72.5 million Comerica credit facility, which is comprised of a $45.0 million revolving loan, $11.9 million of which was available at December 31, 2015; a $7.5 million letters of credit tranche, with $2.3 million of letters of credit committed and $5.2 million available at December 31, 2015; and a $20.0 million construction loan, none of which was available at December 31, 2015. The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•	$46.7 million outstanding under the construction loan agreement to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (the Lakeway Construction loan).

•
$16.2 million outstanding under the construction loan agreement to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek (the Santal Construction loan).

•	$8.0 million outstanding under one unsecured term loan with DRAIF, formerly American Strategic Income Portfolio or ASIP.

•	$5.8 million outstanding under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•
$3.8 million outstanding under the term loan agreement with Holliday Fenoglio Fowler, L.P., the proceeds of which were used to purchase approximately 142 acres of land in Magnolia, Texas (the Magnolia loan).

In January 2016 we completed the refinancing of the W Austin Hotel & Residences. In connection with the refinancing we borrowed $150.0 million and fully repaid our existing obligations under the BoA loan and the $20.0 million Comerica construction loan. See Note 13 for more information.
Several of our financing instruments contain customary financial covenants. The Comerica credit facility and our DRAIF unsecured term loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of December 31, 2015, Stratus' total stockholders' equity was $136.6 million. See Note 7 for further discussion of our outstanding debt.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations as of December 31, 2015 (in thousands):

	Total	2016	2017 - 2018		2019 - 2020		Thereafter
Debt maturities[a]	$263,114	$28,838	$60,461	[b]	$168,823	[b]	$4,992
Scheduled interest payment obligations[c]	37,531	17,201	12,094		7,407		829
Construction contracts	14,123	14,123	—		—		—
Operating lease obligations	282	123	138		21		—
Total	$315,050	$60,285	$72,693		$176,251		$5,821

a.	Debt maturities represent scheduled maturities based on outstanding debt balances at December 31, 2015.

b.
In January 2016, the proceeds from the $150.0 million term loan from Goldman Sachs were used to fully repay our existing obligations under the BoA loan, which was scheduled to mature in 2020, and the $20.0 million Comerica term loan which was scheduled to mature $15.0 million in 2017 and $5.0 million in 2020. Refer to Note 13 for information regarding revised maturities associated with refinancing transactions subsequent to December 31, 2015.

c.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2015, for variable-rate debt.

We had commitments under noncancelable contracts totaling $14.1 million at December 31, 2015. These commitments primarily included contracts for construction of improvements for the Santal multi-family project at Barton Creek.

We also had guarantees related to the W Austin Hotel & Residences at December 31, 2015 (see Note 7).

DISCLOSURES ABOUT MARKET RISKS

We derive our revenues from the acquisition, entitlement, development, management, operation and sale of our commercial, hotel, entertainment, and multi- and single-family residential real estate properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt.

At December 31, 2015, we had an interest rate cap agreement, which capped the one-month London Interbank Offered Rate (LIBOR), the variable rate in the BoA loan, at 1 percent for the first year the BoA loan was outstanding, 1.5 percent for the second year and 2 percent for the third year. We use an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. We recognized losses totaling $0.1 million in 2015, $0.3 million in 2014 and $0.1 million in 2013 associated with this interest rate cap agreement. See Note 7 for further discussion of the BoA loan and Note 13 for discussion of refinancing transactions subsequent to December 31, 2015.

We also have an interest rate swap agreement with Comerica Bank that was previously designated as a cash flow hedge with changes in fair value recorded in other comprehensive income. The instrument effectively converted the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. On July 2, 2015, we completed the sale of the Parkside Village property. In connection with the sale, we fully repaid the amount outstanding under the Parkside Village loan. We assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the liability balance of $0.6 million on July 2, 2015, was reclassified to the statement of income as a loss on interest rate derivative instruments and future changes in the fair value of the instrument are being recorded in the statement of income, including a loss of $0.1 million in 2015.

At December 31, 2015, $245.6 million of our total outstanding debt of $263.1 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $2.5 million.

NEW ACCOUNTING STANDARDS

In February 2016, a new accounting standard, Accounting Standards Codification Topic 842, “Leases,” was issued by the Financial Accounting Standards Board to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet this objective, the new standard requires recognition of the assets and liabilities relating to leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 for discussion of our off-balance sheet arrangements.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our board considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission.

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

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on management’s assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stratus Properties Inc.

We have audited Stratus Properties Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Stratus Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratus Properties Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion on these consolidated financial statements.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2015, and 2014 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015. Our audit also includes the financial statement schedule listed in the accompanying index. Stratus Properties Inc.'s management is responsible for these financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 15, 2016

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$17,036	$29,645
Restricted cash	8,731	7,615
Real estate held for sale	25,944	12,245
Real estate under development	139,171	123,921
Land available for development	23,397	21,368
Real estate held for investment, net	186,626	178,065
Deferred tax assets	15,329	11,759
Other assets	16,393	18,069
Total assets	$432,627	$402,687

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,182	$8,076
Accrued liabilities	10,356	9,670
Debt	263,114	196,477
Other liabilities and deferred gain	8,301	13,378
Total liabilities	295,953	227,601

Commitments and contingencies (Notes 7,10 and 12)

Equity:
Stratus stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,160 and 9,116 shares issued, respectively and
8,067 and 8,035 shares outstanding, respectively	91	91
Capital in excess of par value of common stock	192,122	204,269
Accumulated deficit	(35,144)	(47,321)
Accumulated other comprehensive loss	—	(279)
Common stock held in treasury, 1,093 shares and 1,081 shares
at cost, respectively	(20,470)	(20,317)
Total stockholders’ equity	136,599	136,443
Noncontrolling interests in subsidiaries	75	38,643
Total equity	136,674	175,086
Total liabilities and equity	$432,627	$402,687
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Hotel	$41,346	$42,354	$39,234
Entertainment	19,607	19,048	15,481
Real estate operations	14,277	26,084	67,589
Commercial leasing	5,641	6,625	5,406
Total revenues	80,871	94,111	127,710
Cost of sales:
Hotel	30,702	30,746	29,483
Entertainment	15,169	14,431	12,922
Real estate operations	10,425	20,650	54,129
Commercial leasing	2,772	3,138	2,670
Depreciation	8,743	8,977	9,053
Total cost of sales	67,811	77,942	108,257
General and administrative expenses	8,057	7,887	7,087
Gain on sales of assets	(20,729)	—	—
Litigation and insurance settlements	—	(2,082)	(1,785)
Total costs and expenses	55,139	83,747	113,559
Operating income	25,732	10,364	14,151
Interest expense, net	(4,065)	(3,751)	(7,093)
Loss on interest rate derivative instruments	(724)	(272)	(136)
Loss on early extinguishment of debt	—	(19)	(1,379)
Other income, net	309	29	1,356
Income before income taxes and equity in unconsolidated affiliates' (loss) income	21,252	6,351	6,899
Equity in unconsolidated affiliates' (loss) income	(1,299)	1,112	(76)
(Provision for) benefit from income taxes	(5,576)	10,694	(929)
Income from continuing operations	14,377	18,157	5,894
Income from discontinued operations, net of taxes	3,218	—	—
Net income	17,595	18,157	5,894
Net income attributable to noncontrolling interests in subsidiaries	(5,418)	(4,754)	(3,309)
Net income attributable to common stockholders	$12,177	$13,403	$2,585

Basic net income per share attributable to common stockholders:
Continuing operations	$1.11	$1.67	$0.32
Discontinued operations	0.40	—	—
Basic net income per share attributable to common stockholders	$1.51	$1.67	$0.32

Diluted net income per share attributable to common stockholders:
Continuing operations	$1.11	$1.66	$0.32
Discontinued operations	0.40	—	—
Diluted net income per share attributable to common stockholders	$1.51	$1.66	$0.32

Weighted-average shares of common stock outstanding:
Basic	8,058	8,037	8,077
Diluted	8,091	8,078	8,111
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$17,595	$18,157	$5,894

Other comprehensive income (loss), net of taxes:
Income (loss) on interest rate swap agreement	458	(427)	(32)
Other comprehensive income (loss)	458	(427)	(32)

Total comprehensive income	18,053	17,730	5,862
Total comprehensive income attributable to noncontrolling interests	(5,597)	(4,584)	(3,299)
Total comprehensive income attributable to common stock	$12,456	$13,146	$2,563

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flow from operating activities:
Net income	$17,595	$18,157	$5,894
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	8,743	8,977	9,053
Cost of real estate sold	6,465	15,725	42,944
Deferred gain on sale of 7500 Rialto, net of tax	(3,218)	—	—
Gain on sales of assets	(20,729)	—	—
Loss on interest rate derivative contracts	724	272	136
Loss on early extinguishment of debt	—	19	1,379
Stock-based compensation	528	480	338
Equity in unconsolidated affiliates' loss (income)	1,299	(1,112)	76
Return on investment in unconsolidated affiliate	—	675	—
Deposits	450	(425)	—
Deferred income taxes	2,118	(11,358)	30
Purchases and development of real estate properties	(26,237)	(54,928)	(16,595)
Recovery of land previously sold	—	—	(485)
Municipal utility districts reimbursements	5,307	—	208
(Increase) decrease in other assets	(2,075)	(2,433)	11,100
Increase in accounts payable, accrued liabilities and other	7,240	4,389	1,863
Net cash (used in) provided by operating activities	(1,790)	(21,562)	55,941

Cash flow from investing activities:
Capital expenditures	(55,178)	(6,804)	(2,386)
Net proceeds from sales of assets	43,266	—	—
Investment in unconsolidated affiliates	(678)	4,069	(1,100)
Net cash used in investing activities	(12,590)	(2,735)	(3,486)

Cash flow from financing activities:
Borrowings from credit facility	42,326	36,000	18,000
Payments on credit facility	(32,263)	(12,915)	(44,612)
Borrowings from project loans	99,670	34,588	109,042
Payments on project and term loans	(43,096)	(12,528)	(68,806)
Purchase of noncontrolling interest	(61,991)	—	—
Stock-based awards net proceeds (payments), including excess tax benefit	1,634	(125)	(9)
Noncontrolling interests distributions	(4,244)	(11,637)	(54,721)
Repurchases of treasury stock	—	(679)	(957)
Financing costs	(265)	(69)	(1,869)
Net cash provided by (used in) financing activities	1,771	32,635	(43,932)
Net (decrease) increase in cash and cash equivalents	(12,609)	8,338	8,523
Cash and cash equivalents at beginning of year	29,645	21,307	12,784
Cash and cash equivalents at end of year	$17,036	$29,645	$21,307
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock					Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Accum- ulated Other Compre-hensive Loss	Number of Shares	At Cost	Total Stratus Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2012	9,037	$90	$203,298	$(63,309)	$—	940	$(18,392)	$121,687	$87,208	$208,895
Common stock repurchases	—	—	—	—	—	82	(957)	(957)	—	(957)
Exercised and issued stock-based awards	39	1	88	—	—	—	—	89	—	89
Stock-based compensation	—	—	338	—	—	—	—	338	—	338
Tender of shares for stock-based awards	—	—	—	—	—	8	(99)	(99)	—	(99)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(44,812)	(44,812)
Total comprehensive income (loss)	—	—	—	2,585	(22)	—	—	2,563	3,299	5,862
Balance at December 31, 2013	9,076	91	203,724	(60,724)	(22)	1,030	(19,448)	123,621	45,695	169,316
Common stock repurchases	—	—	—	—	—	40	(679)	(679)	—	(679)
Exercised and issued stock-based awards	40	—	65	—	—	—	—	65	—	65
Stock-based compensation	—	—	480	—	—	—	—	480	—	480
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(11,636)	(11,636)
Total comprehensive income (loss)	—	—	—	13,403	(257)	—	—	13,146	4,584	17,730
Balance at December 31, 2014	9,116	91	204,269	(47,321)	(279)	1,081	(20,317)	136,443	38,643	175,086
Exercised and issued stock-based awards	44	—	32	—	—	—	—	32	—	32
Stock-based compensation	—	—	528	—	—	—	—	528	—	528
Tax benefit for stock-based awards	—	—	1,746	—	—	—	—	1,746	—	1,746
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,244)	(4,244)
Purchase of noncontrolling interest in consolidated subsidiary, net of taxes	—	—	(14,453)	—	—	—	—	(14,453)	(39,921)	(54,374)
Total comprehensive income	—	—	—	12,177	279	—	—	12,456	5,597	18,053
Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	$—	1,093	$(20,470)	$136,599	$75	$136,674
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin area, but including projects in certain other select markets in Texas. The real estate development and marketing operations of Stratus are conducted through its wholly owned subsidiaries and through unconsolidated joint ventures (see Note 6). Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

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

Real Estate and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs incurred through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences and Stratus' commercial leasing assets, is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized on properties currently under active development. Stratus capitalizes improvements that increase the value of commercial leasing properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

Stratus recorded no impairment charges for the three-year period ended December 31, 2015. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $6.2 million at December 31, 2015, and $5.0 million at December 31, 2014.

Revenue Recognition.  Revenues from property sales are recognized when the risks and rewards of ownership are transferred to the buyer, when the consideration received can be reasonably determined and when Stratus has completed its obligations to perform certain supplementary development activities, if any exist, at the time of the sale. Consideration is reasonably determined and considered likely of collection when Stratus has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of its initial investment, Stratus’ assessment of the buyer’s credit standing and Stratus’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor its obligation to pay.

Stratus' revenues from hotel operations are primarily derived from room reservations and food and beverage sales. Revenue is recognized when rooms are occupied and services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Stratus' revenues from entertainment operations are primarily derived from ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Revenues from ticket sales are recognized after the corresponding performance occurs. Revenues from sponsorships and other revenue not related to a single event are classified as deferred revenue and generally amortized over the operating season or term of the contract. Revenues from concessions and merchandise sales are recognized at the time of sale.

Stratus recognizes its rental income on a straight-line basis based on the terms of its signed leases with tenants. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the related costs are incurred. Stratus recognizes sales commissions and management and development fees when earned, as properties are sold or when the services are performed.

A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Hotel	$41,346	$42,354	$39,234
Entertainment	19,607	19,048	15,481
Developed property sales	12,320	25,674	63,676
Undeveloped property sales	1,175	—	3,266
Commercial leasing	5,641	6,625	5,406
Commissions and other	782	410	647
Total revenues	$80,871	$94,111	$127,710

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2015	2014		2013
Hotel	$30,702	$30,746		$29,483
Entertainment	15,169	14,431		12,922
Cost of developed property sales	6,386	16,466		48,732
Cost of undeveloped property sales	564	43		1,122
Commercial leasing	2,772	3,138		2,670
Project expenses and allocation of overhead costs (see below)	3,546	3,543		5,423
Depreciation	8,743	8,977		9,053
Other, net	(71)	598	[a]	(1,148)	[a]
Total cost of sales	$67,811	$77,942		$108,257

a.
Includes a credit of $0.4 million in 2014 and $1.1 million in 2013 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences.

Allocation of Overhead Costs.  Stratus allocates a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain employees worked in the related areas (i.e. construction and development for capital assets and sales and marketing for cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as all salaries and costs related to its Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus receives Barton Creek municipal utility district (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. Prior to 1996, Stratus capitalized infrastructure costs to its properties as those costs were incurred. Subsequently, those costs were charged to cost of sales as properties were sold. In 1996, following the 1995 creation of MUDs, Stratus began capitalizing the infrastructure costs to a separate MUD property category. MUD reimbursements received for infrastructure costs incurred prior to 1996 are reflected as a reduction of cost of sales, while other MUD reimbursements represent a reimbursement of the cost of MUD properties and are recorded as a reduction of the related asset’s carrying amount or cost of sales if the property has been sold. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs. The amount and timing of MUD reimbursements depends upon the respective MUD having a sufficient tax base within its district to issue bonds and obtain the necessary state approval for the sale of the bonds. Because the timing of the issuance and approval of the bonds is subject to considerable uncertainty, coupled with the fact that interest rates on such bonds cannot be fixed until they are approved, the amounts associated with MUD reimbursements are not known until approximately one month before the MUD reimbursements are received. To the extent the reimbursements are less than the costs capitalized, Stratus records a loss when such determination is made. MUD reimbursements represent the actual amounts received.

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.9 million in 2015, $0.8 million in 2014 and $0.9 million in 2013.

Income Taxes.  Stratus accounts for deferred income taxes under an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. See Note 8 for further discussion.

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

	Years Ended December 31,
	2015		2014		2013
Net income	$17,595		$18,157		$5,894
Net income attributable to noncontrolling interests	(5,418)		(4,754)		(3,309)
Net income attributable to common stock	$12,177		$13,403		$2,585

Weighted-average shares of common stock outstanding	8,058		8,037		8,077
Add shares issuable upon exercise or vesting of:
Dilutive stock options	6		11		7	[a]
Restricted stock units (RSUs)	27	[b]	30	[b]	27

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,091		8,078		8,111
Diluted net income per share attributable to common stock	$1.51		$1.66		$0.32

a.
Excludes 1,000 shares of Stratus common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock that were anti-dilutive based on the treasury stock for the year ended December 31, 2013.

b.	Excludes shares of common stock totaling approximately 26,000 shares of common stock for 2015 and 36,000 for 2014 associated with anti-dilutive RSU's.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled approximately 15 thousand for 2015, 42 thousand for 2014 and 64 thousand for 2013.

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

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) that provides a single comprehensive revenue recognition model, which will replace most existing revenue recognition guidance, and also requires expanded disclosures. The core principle of the model is that revenue is recognized when control of goods or services has been transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 (following FASB’s August 2015 ASU of a one-year deferral of the effective date), and interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. This ASU may be applied either retrospectively to each period presented or prospectively as a cumulative-effect adjustment as of the date of adoption. Stratus is currently evaluating the impact of the new guidance on its financial reporting and disclosures, but at this time does not expect the adoption of this ASU to have a material impact on its financial statements.

In April 2015, FASB issued an ASU to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. Retrospective application of the ASU is required upon adoption and the impact of adopting this ASU on the Consolidated Balance Sheets would be a decrease in other assets and debt of $3.1 million at December 31, 2015, and $2.6 million at December 31, 2014. Stratus adopted this ASU on January 1, 2016.

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
On September 28, 2015, Stratus completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson) approximate 58 percent interest in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture), which owns a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Austin Hotel & Residences (the W Austin Hotel & Residences), for approximately $62 million. Stratus’ purchase of Canyon-Johnson’s interest was based on a total project gross price of approximately $210 million, before considering approximately $22.8 million of cash and cash equivalents held by the Block 21 Joint Venture and acquired by Stratus in its purchase of Canyon-Johnson’s interest.

The Block 21 Joint Venture, which was previously a VIE consolidated by Stratus, is now a wholly owned consolidated subsidiary of Stratus. The change in ownership was reflected in stockholder's equity on the Consolidated Balance Sheet, primarily as a reduction in noncontrolling interests in subsidiaries and capital in excess of par value, and an increase in deferred tax assets.

Stratus funded its acquisition of Canyon-Johnson’s interest in the Block 21 Joint Venture with (1) $32.3 million from its non-recourse term loan with Bank of America, (2) a $20.0 million term loan under Stratus’ credit facility with Comerica Bank and (3) $9.7 million in cash. See Note 13 for discussion of refinancing transactions subsequent to December 31, 2015.

Prior to Stratus' purchase of Canyon-Johnson's interest on September 28, 2015, cumulative capital contributions totaled $71.9 million for Stratus and $94.0 million for Canyon-Johnson, and the inception-to-date distributions totaled $53.4 million to Stratus and $62.6 million to Canyon-Johnson.

Prior to the purchase transaction, the Block 21 Joint Venture's cumulative profits were allocated based on a hypothetical liquidation of the Block 21 Joint Venture’s net assets as of each balance sheet date. As of September 28, 2015, the allocation was 42 percent for Stratus and 58 percent for Canyon-Johnson.

On October 3, 2012, the Block 21 Joint Venture and Pedernales Entertainment LLC (Pedernales) formed Stageside Productions (Stageside) to promote, market and commercialize the production, sale, distribution and general oversight of audio and video recordings of events or performances occurring at Austin City Limits Live at the Moody Theater (ACL Live). The Block 21 Joint Venture's initial capital contributions to Stageside totaled $0.3 million, and Stratus' wholly owned Block 21 subsidiary will contribute additional capital as necessary to fund the working capital needs of Stageside. In conjunction with the purchase of Canyon-Johnson's interest in the Block 21 Joint Venture, Stratus acquired Canyon-Johnson's interest in Stageside effective September 28, 2015. Stratus has a 100 percent capital funding interest and a 40 percent residual and voting interest in Stageside. Stratus performed an evaluation and concluded Stageside is a VIE and that Stratus is the primary beneficiary. Accordingly, the results of Stageside are consolidated in Stratus' financial statements.

3. Joint Venture with LCHM Holdings, LLC
In 2011, Stratus entered into a joint venture (the Parkside Village Joint Venture) with Moffett Holdings, LLC (Moffett Holdings) for the development of Parkside Village, a retail project in the Circle C community in southwest Austin, Texas. On March 3, 2014, Moffett Holdings redeemed and purchased the membership interest in Moffett Holdings held by LCHM Holdings, LLC (LCHM Holdings). Stratus’ capital contributions to the Parkside Village Joint Venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. Moffett Holdings made cash capital contributions to the Parkside Village Joint Venture totaling $3.8 million, the rights of which were subsequently assigned to LCHM Holdings, to fund the development of the project. On July 2, 2015, Stratus completed the sale of Parkside Village (see Note 12 for further discussion). Stratus used proceeds from this transaction to fully repay the Parkside Village construction loan with Comerica Bank (see Note 7 for further discussion) and received $12.1 million in net cash proceeds. Stratus recognized a pre-tax gain on the sale of Parkside Village of $13.5 million.

Prior to the sale of Parkside Village on July 2, 2015, cumulative distributions of $13.4 million were made to Stratus ($9.4 million in 2015, $0.5 million in 2014 and $3.5 million in 2013) and $8.0 million to LCHM Holdings ($3.2 million in 2015, $0.7 million in 2014 and $4.1 million in 2013).

4. Real Estate, net
Stratus' consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2015	2014
Real estate held for sale:
Developed lots and condominium units	$25,944	$12,245

Real estate under development:
Acreage, commercial square footage and lots	139,171	123,921

Land available for development:
Undeveloped acreage	23,397	21,368

Real estate held for investment:
W Austin Hotel & Residences
Hotel	111,426	123,474
Entertainment venue	41,391	41,344
Office and retail	17,627	16,647
Barton Creek Village	6,120	6,120
The Oaks at Lakeway	36,010	—
Parkside Village[a]	—	18,680
5700 Slaughter[a]	—	5,741
Furniture, fixtures and equipment	1,523	1,443
Total	214,097	213,449
Accumulated depreciation	(27,471)	(35,384)
Total real estate held for investment, net	186,626	178,065

Total real estate, net	$375,138	$335,599

a.	On July 2, 2015, Stratus completed the sales of Parkside Village and 5700 Slaughter. See Note 12 for further discussion.

Real estate held for sale. Developed lots and condominium units include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it, or condominium units at the W Austin Hotel & Residences. As of December 31, 2015, Stratus owned 99 developed lots and two completed condominium units at the W Austin Hotel & Residences.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Acreage under development at December 31, 2015, totaled 105 acres.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., infrastructure or development work may have begun but is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2015, included approximately 1,661 acres of land primarily in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences includes a 251-room hotel, 38,316 square feet of office space and 18,327 square feet of retail space. As of December 31, 2015, occupancy was 100 percent for the office space and 74 percent for the retail space. The W Austin Hotel & Residences also includes ACL Live, an entertainment venue and production studio with a maximum capacity of 3,000 people. Barton Creek Village includes a 22,366-square-foot retail complex, which was 100 percent leased at December 31, 2015, and a 3,085-square-foot bank building, which is leased through January 2023. The Oaks at Lakeway includes 231,436 square feet of commercial space, of which 179,087 square feet were completed and 78 percent leased, 38,649 square feet were under development and 13,700 square feet were planned at December 31, 2015.

Capitalized interest. Stratus recorded capitalized interest of $5.477 million in 2015, $4.1 million in 2014 and $3.6 million in 2013.

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

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$1	$1	$79	$79
Liabilities:
Interest rate swap agreement	646	646	596	596
Debt	263,114	263,303	196,477	196,856

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which capped the one-month London Interbank Offered Rate (LIBOR), the variable rate on the Bank of America loan agreement relating to the W Austin Hotel & Residences (the BoA loan), at 1 percent until October 5, 2014, 1.5 percent from October 6, 2014, to October 4, 2015, and caps the one-month LIBOR at 2 percent from October 5, 2015, to September 29, 2016. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy. See Note 7 for further discussion of the BoA loan and Note 13 for discussion of refinancing transactions subsequent to December 31, 2015.

Interest Rate Swap Agreement. On December 13, 2013, the Parkside Village Joint Venture entered into an interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive income (loss). The instrument effectively converted the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. On July 2, 2015, Stratus completed the sale of the Parkside Village property (see Note 12). In connection with the sale, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the accumulated other comprehensive loss balance of $0.6 million on July 2, 2015, was reclassified to the Consolidated Statement of Income as a loss on interest rate derivative instruments, and future changes in the fair value of the instrument will be recorded in the Consolidated Statement of Income (including a loss of $0.1 million in 2015). Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

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

6. Investment in Unconsolidated Affiliates
Crestview Station. In 2005, Stratus formed a joint venture with Trammell Crow Central Texas Development, Inc. to acquire an approximate 74-acre tract of land at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas, for $7.7 million. The property, known as Crestview Station (the Crestview Station Joint Venture), is a single-family, multi-family, retail and office development located on the site of a commuter rail line. The Crestview Station Joint Venture sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. The Crestview Station Joint Venture sold the remaining residential land to DR Horton, as follows (in millions, except lots closed):

Closing Date	Lots Closed	Sale Price	Gross Profit
April 2012	74	$3.8	$0.4
May 2013	59	3.4	0.7
March 2014	59	3.5	0.8
November 2014	111	6.8	1.8
	303	$17.5	$3.7

At December 31, 2015, the Crestview Station Joint Venture has sold all of its properties except for one commercial site. Stratus accounts for its 50 percent interest in the Crestview Station Joint Venture under the equity method.

Stump Fluff. In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. As of December 31, 2015, Stratus' capital contributions to Stump Fluff totaled $1.5 million. Stratus will contribute additional capital to Stump Fluff as necessary to fund its working capital needs. Transmission contributed its existing assets to Stump Fluff. In addition, Stump Fluff assumed specified liabilities of Transmission totaling $0.2 million. Transmission is not required to make any future capital contributions to Stump Fluff. Stratus and Transmission each have a 50 percent voting interest in Stump Fluff. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Stump Fluff.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2015, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Pachanga Partners contributed its existing assets to Guapo and is not required to make any future capital contributions. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo.

Stratus has concluded that both Stump Fluff and Guapo are VIEs and that no partner in either joint venture is the primary beneficiary because decision-making regarding the activities that most significantly impact the VIEs' economic performance is shared equally between the partners. Stratus accounts for its investments in Stump Fluff and Guapo using the equity method.

Stratus’ equity in unconsolidated affiliates' (loss) income totaled $(1.3) million in 2015, $1.1 million in 2014 and less than $(0.1) million in 2013.

Summarized unaudited financial information for Stratus' unconsolidated affiliates follows (in thousands):

	2015	2014	2013
Years Ended December 31:
Revenues	$10,408	$19,451	$8,334
Gross profit	459	3,716	716
Net (loss) income	(1,343)	2,357	115
At December 31:
Total assets	$1,325	$1,546	$9,610
Total liabilities	998	558	1,587
Total equity	327	988	8,023

7. Debt
Stratus' debt follows (in thousands):

	December 31,
	2015	2014
BoA loan,
average interest rate of 2.65% in 2015 and 2.66% in 2014	$129,521	$98,267
Comerica credit facility,
average interest rate of 6.00% in 2015 and 2014	53,149	23,085
Lakeway Construction loan,
average interest rate of 2.94% in 2015 and 2.91% in 2014	46,691	16,588
Santal Construction loan,
average interest rate of 2.69% in 2015	16,212	—
Diversified Real Asset Income Fund (DRAIF) term loans,
average interest rate of 7.25% in 2015 and 2014	8,000	23,000
Barton Creek Village term loan,
average interest rate of 4.19% in 2015 and 2014	5,791	5,932
Magnolia term loan
average interest rate of 7.00% in 2015 and 2014	3,750	3,750
Parkside Village loan,
average interest rate of 2.66% in 2014	—	18,923
United/Slaughter term loan,
average interest rate of 4.50% in 2014	—	6,932
Total debt	$263,114	$196,477

BoA loan. In connection with its acquisition of Canyon-Johnson's interest in the Block 21 Joint Venture, on September 28, 2015, Stratus amended its term loan with Bank of America, N.A. (the BoA loan). Pursuant to the BoA loan amendment, (1) the $100.0 million non-recourse term loan previously made available to the Block 21 Joint Venture on September 30, 2013, was increased to $130.0 million, (2) the interest rate was reduced to the LIBOR daily floating rate plus 2.35 percent and (3) the maturity date was extended from September 29, 2016, to September 28, 2020. In addition, Canyon-Johnson was released as a guarantor. Accordingly, certain obligations of Stratus' wholly owned Block 21 subsidiary, including environmental indemnification and other customary carve-out obligations, are guaranteed by Stratus. Stratus' obligations under the BoA loan are secured by certain property and assets related to the W Austin Hotel & Residences, excluding the remaining unsold condominium units. The BoA loan contains customary financial covenants and other restrictions. Refer to Note 13 for information regarding refinancing transactions subsequent to December 31, 2015.

Comerica credit facility. On August 21, 2015, Stratus amended its $48.0 million credit facility with Comerica (the Comerica credit facility) that was scheduled to mature on August 31, 2015. The amendment increases the borrowing capacity under the Comerica credit facility to $72.5 million, comprised of a $45.0 million revolving line of credit, a $7.5 million tranche for letters of credit and a $20.0 million term loan. The interest rate applicable to amounts borrowed under the Comerica credit facility is LIBOR plus 4.0 percent, with a minimum interest rate of 6.0 percent. The Comerica credit facility matures on August 31, 2017, and is secured by substantially all of Stratus' assets except for properties that are encumbered by separate loan financing. The Comerica credit facility contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. As of December 31, 2015, Stratus had $33.1 million outstanding under the revolving line of credit and $20.0 million outstanding under the term loan. Refer to Note 13 for information regarding refinancing transactions subsequent to December 31, 2015.

Lakeway Construction loan. On September 29, 2014, a Stratus subsidiary entered into a $62.9 million construction loan agreement with PlainsCapital Bank (the Lakeway Construction loan) to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas. On November 7, 2014, the Stratus subsidiary and PlainsCapital Bank entered into an amendment to the loan agreement to effect the syndication of a portion of the aggregate principal amount of the Lakeway Construction loan with Southside Bank. Pursuant to the amendment, PlainsCapital Bank has committed $37.9 million and Southside Bank has committed $25.0 million under the Lakeway Construction loan. The Lakeway Construction loan contains a debt service coverage ratio covenant.

The variable interest rate is one-month LIBOR plus 2.75 percent. The Lakeway Construction loan is guaranteed by Stratus subject to the guarantee decreasing as certain milestones set forth in the loan agreement are met. The loan is secured by the related assets, which had a net book value of $64.7 million at December 31, 2015. The Lakeway Construction loan matures on September 29, 2019.

Santal Construction loan. On January 8, 2015, a Stratus subsidiary entered into a $34.1 million construction loan agreement with Comerica Bank (the Santal Construction loan) to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek, which is referred to as the Santal Barton Creek multi-family project. The Santal Construction loan matures on January 8, 2018, and Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions. The Santal Construction loan is fully guaranteed by Stratus until certain operational milestones (as defined in the loan agreement) are met. The interest rate on the Santal Construction loan is a LIBOR-based rate (as defined in the loan agreement) plus 2.5 percent. The Santal Construction loan is secured by assets at Stratus' Santal multi-family project, which had an aggregate net book value of $29.1 million at December 31, 2015.

DRAIF term loan. Stratus has an unsecured term loan with DRAIF (the DRAIF term loan). The DRAIF term loan has a fixed interest rate of 7.25 percent, and a maturity date of December 31, 2016. The DRAIF term loan contains a debt service coverage ratio covenant and an alternative covenant that requires Stratus to maintain total stockholders' equity of no less than $110.0 million.

Barton Creek Village term loan. On June 27, 2014, Stratus entered into a $6.0 million term loan agreement with PlainsCapital Bank (the Barton Creek Village term loan), that matures on June 27, 2024. The interest rate is fixed at 4.19 percent and payments of principal and interest are due monthly. The Barton Creek Village term loan is secured by assets at Stratus' Barton Creek Village project, which had an aggregate net book value of $4.6 million at December 31, 2015.

Magnolia term loan. On September 15, 2014, Stratus entered into a $3.8 million term loan agreement with Holliday Fenoglio Fowler, L.P. (the Magnolia loan). The proceeds of the Magnolia loan were used to purchase approximately 142 acres of land located in Magnolia, Texas (approximately 18 acres of which were subsequently sold to HEB Grocery Stores). The interest rate is fixed at 7 percent and the Magnolia loan matures on October 1, 2016. Stratus has the option to extend the maturity date on the Magnolia loan to October 1, 2017, upon prior written notice to the lender no later than July 1, 2016. The Magnolia loan is secured by assets at Stratus' Magnolia project, which had a net book value of $4.2 million at December 31, 2015.

Parkside Village loan. On May 17, 2011, the Parkside Village Joint Venture entered into a construction loan agreement and promissory note with Comerica Bank to finance the development of Parkside Village. On July 2, 2015, Stratus completed the sale of Parkside Village. Stratus used proceeds from this transaction to fully repay the Parkside Village loan.

United/Slaughter term loan. On July 18, 2014, Stratus entered into a $7.0 million term loan agreement with United Heritage Credit Union secured by assets at 5700 Slaughter (the United/Slaughter term loan). On July 2, 2015, Stratus completed the sale of the 5700 Slaughter commercial property. Stratus used proceeds from this transaction to fully repay the United/Slaughter term loan.

Maturities. The following table summarizes Stratus' debt maturities as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
BoA loan[a]	$1,942	$2,042	$2,146	$2,256	$121,135	$—	$129,521
Comerica credit facility[a]	15,000	38,149	—	—	—	—	53,149
Lakeway Construction loan	—	315	1,284	45,092	—	—	46,691
Santal Construction loan	—	—	16,212	—	—	—	16,212
DRAIF term loan	8,000	—	—	—	—	—	8,000
Barton Creek Village term loan	146	153	160	167	173	4,992	5,791
Magnolia term loan	3,750	—	—	—	—	—	3,750
Total	$28,838	$40,659	$19,802	$47,515	$121,308	$4,992	$263,114

a.
In January 2016, the proceeds from the $150.0 million term loan from Goldman Sachs were used to fully repay our existing obligations under the BoA loan, which was scheduled to mature in 2020, and the $20.0 million Comerica term loan which was scheduled to mature $15.0 million in 2016 and $5.0 million in 2017. Refer to Note 13 for information regarding revised maturities associated with refinancing transactions subsequent to December 31, 2015.

8. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2015	2014
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$12,930	$6,069
Alternative minimum tax credits (no expiration)	—	908
Employee benefit accruals	549	550
Accrued liabilities	73	164
Deferred income	1,349	3,137
Charitable contribution carryforward	—	519
Other assets	544	494
Net operating loss credit carryforwards	14	39
Other liabilities	(130)	(121)
Deferred tax assets, net	$15,329	$11,759

Stratus recorded a deferred tax asset of $7.6 million for additional tax basis resulting from the purchase of Canyon-Johnson’s interest in the Block 21 Joint Venture.

During fourth-quarter 2014, Stratus evaluated the recoverability of its deferred tax assets, considering available positive and negative evidence, including recent earnings history and forecasts of future taxable income. As a result, Stratus concluded that there was sufficient positive evidence that its $11.8 million of deferred tax assets (net of deferred tax liabilities) will be realized. Accordingly, Stratus reversed the valuation allowance on its deferred tax assets during 2014 and had no valuation allowance as of December 31, 2015 and 2014.

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The realization of the deferred tax assets recorded as of December 31, 2015, is primarily dependent upon Stratus' ability to generate future taxable income.

Stratus’ income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current	$(3,458)	$(664)	$(899)
Deferred	(2,118)	11,358	(30)
(Provision for) benefit from income taxes	$(5,576)	$10,694	$(929)

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realization through a reduction of current taxes payable. During 2015, Stratus realized tax benefits of $1.7 million related to U.S. net operating loss carryforwards associated with excess tax benefits on stock option exercises and restricted stock units vested. At December 31, 2015, Stratus had no remaining operating loss carryforwards.

During the three-year period ended December 31, 2015, Stratus recorded unrecognized tax benefits related to state income tax filing positions. A summary of the changes in unrecognized tax benefits follows (in thousands):

	2015	2014	2013
Balance at January 1	$1,160	$854	$562
Additions for tax positions related to the current year	—	221	274
(Subtractions) additions for tax positions related to prior years	(55)	85	18
Balance at December 31	$1,105	$1,160	$854

As of December 31, 2015, there was $1.1 million of unrecognized tax benefits that if recognized would affect Stratus' annual effective tax rate. During 2016, approximately $0.3 million of unrecognized tax benefits could be recognized due to the expiration of statutes of limitations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its

Consolidated Statements of Income. As of December 31, 2015, less than $0.1 million of interest costs have been accrued.

Stratus files both U.S. federal and state income tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2009, and state income tax examinations for the years prior to 2011.

A reconciliation of the U.S. federal statutory tax rate to Stratus' effective income tax rate for the years ended December 31 follows (dollars in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense computed at the
federal statutory income tax rate	$(6,983)	(35)%	$(2,612)	(35)%	$(2,388)	(35)%
Adjustments attributable to:
Change in valuation allowance	—	—	12,096	162	1,395	20
Noncontrolling interests	1,896	9	1,664	22	1,158	17
State taxes and other, net	(489)	(2)	(454)	(6)	(1,094)	(16)
(Provision for) benefit from income taxes	$(5,576)	(28)	$10,694	143	$(929)	(14)

Stratus paid federal and state income taxes totaling $2.0 million in 2015, and $0.5 million in 2014 and 2013. Stratus received income tax refunds of less than $0.1 million in each of 2015 and 2014. Stratus did not receive any income tax refunds in 2013.

9. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has three stock-based compensation plans, all of which have awards available for grant. In May 2013, Stratus' stockholders approved the 2013 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 180,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 2010 Stock Incentive Plan provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 140,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of common stock. Awards with respect to 98,000 shares under the 2013 Stock Incentive Plan, 4,375 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2015.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized when appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs was 2.8 percent for stock options and zero percent for restricted stock units for the years presented below.

	Years Ended December 31,
	2015	2014	2013
Stock options awarded to directors	$—	$6	$14
Restricted stock units awarded to employees and directors	528	474	324
Impact on net income before income taxes	$528	$480	$338

Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). Stratus has not granted stock options since 2011. A summary of stock options outstanding as of December 31, 2015, and changes during the year ended December 31, 2015, follow:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	43,125	$20.65
Expired	(13,125)	24.63
Balance at December 31	30,000	18.91	3.17	$181
Vested and exercisable at December 31	30,000	18.91	3.17	$181

There were no stock option exercises during 2015. The total intrinsic value of options exercised was less than $0.1 million during each of 2014 and 2013. No stock options vested during 2015, 2,500 stock options vested during 2014 and 3,750 stock options vested during 2013, with weighted-average grant-date fair values of $6.63 per option in 2014 and $5.91 per option in 2013.

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

A summary of outstanding unvested restricted stock units as of December 31, 2015, and activity during the year ended December 31, 2015, is presented below:

	Number of Restricted Stock Units	Aggregate Intrinsic Value ($000)
Balance at January 1	113,500
Granted	43,000
Vested	(41,875)
Forfeited	(4,500)
Balance at December 31	110,125	$2,153

The total grant date fair value of restricted stock units granted during 2015 was $0.6 million. The total intrinsic value of restricted stock units vesting during 2015 was $0.6 million. As of December 31, 2015, Stratus had $1.1 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.7 years.

The following table includes amounts related to exercises of stock options and vesting of restricted stock units (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2015	2014	2013
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	11,562	10,917	8,132
Cash received from stock option exercises	$—	$65	$91
Amounts Stratus paid for employee taxes	$153	$125	$9

a.
Under terms of the related plans and agreements, upon exercise of stock options and vesting of restricted stock units, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

Share Purchase Program.  In November 2013, Stratus' board of directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2015. Purchases included 39,960 shares for $0.7 million (an average of $17.00 per share) during 2014 and 81,990 shares for $1.0 million (an average of $11.68 per share) during 2013, all of which Stratus purchased in private transactions. As of December 31, 2015, 991,695 shares remain available under this program.

Employee Benefits.  Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation for corporate employees and 4 percent for ACL Live employees. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.4 million in each of 2015, 2014 and 2013.

10. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $14.1 million at December 31, 2015. These commitments primarily included contracts for construction of improvements for the Santal Barton Creek multi-family project.

Letters of Credit.  As of December 31, 2015, Stratus had letters of credit committed totaling $2.3 million under its credit facility with Comerica (see Note 7).

Rental Income.  As of December 31, 2015, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases which extend through 2035, totaled $4.5 million in 2016, $4.9 million in 2017, $4.7 million in 2018, $4.2 million in 2019, $4.1 million in 2020 and $33.6 million thereafter.

Operating Lease.  As of December 31, 2015, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases totaled $0.1 million for 2016 and 2017, and less than $0.1 million in 2018 and 2019. Total expense under Stratus’ operating leases totaled $0.1 million in each of 2015, 2014 and 2013.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The City also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2015, Stratus had permanently used $11.7 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $1.4 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2015. Available credit bank capacity was $1.9 million at December 31, 2015.

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

11. Business Segments
Stratus has four operating segments: Hotel, Entertainment, Real Estate Operations and Commercial Leasing.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2).

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, the Circle C community, Lantana and the condominium units at the W Austin Hotel & Residences); in Lakeway, Texas (The Oaks at Lakeway) located in the greater Austin area; in Magnolia, Texas, located in the greater Houston area (Magnolia); and in Killeen, Texas (The West Killeen Market).

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences, a retail building and a bank building in Barton Creek Village and a retail building at The Oaks at Lakeway. On July 2, 2015, Stratus completed the sales of the Parkside Village and 5700 Slaughter properties, which were included in the Commercial Leasing segment. See Note 12 for further discussion.

Stratus uses operating income or loss to measure the performance of each segment. Stratus allocates parent company general and administrative expenses that do not directly relate to a particular operating segment between the Real Estate Operations and Commercial Leasing segments based on projected annual revenues for each segment. General and administrative expenses related to the W Austin Hotel & Residences are allocated to the Real Estate Operations, Hotel, Entertainment and Commercial Leasing segments based on projected annual revenues for the W Austin Hotel & Residences. The following segment information reflects management determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Hotel	Entertainment	Real Estate Operations[a]	Commercial Leasing[b]	Eliminations and Other[c]	Total
Year Ended December 31, 2015:
Revenues:
Unaffiliated customers	$41,346	$19,607	$14,277	$5,641	$—	$80,871
Intersegment	305	193	66	538	(1,102)	—
Cost of sales, excluding depreciation	30,789	15,426	10,426	2,838	(411)	59,068
Depreciation	5,797	1,288	246	1,556	(144)	8,743
General and administrative expenses	713	257	5,949	1,783	(645)	8,057
Gain on sales of assets	—	—	—	(20,729)	—	(20,729)
Operating income (loss)	$4,352	$2,829	$(2,278)	$20,731	$98	$25,732
Income from discontinued operations[d]	$—	$—	$—	$3,218	$—	$3,218
Capital expenditures[e]	$1,023	$128	$26,237	$54,027	$—	$81,415
Total assets at December 31, 2015	$109,562	$42,125	$207,394	$62,234	$11,312	$432,627

	Hotel	Entertainment	Real Estate Operations[a]	Commercial Leasing[b]	Eliminations and Other[c]	Total
Year Ended December 31, 2014:
Revenues:
Unaffiliated customers	$42,354	$19,048	$26,084	$6,625	$—	$94,111
Intersegment	506	60	97	503	(1,166)	—
Cost of sales, excluding depreciation	30,753	14,763	20,743	3,236	(530)	68,965
Depreciation	5,851	1,260	229	1,785	(148)	8,977
Litigation settlement	—	—	(2,082)	—	—	(2,082)
General and administrative expenses	402	148	6,105	1,869	(637)	7,887
Operating income	$5,854	$2,937	$1,186	$238	$149	$10,364
Capital expenditures[e]	$704	$123	$54,928	$5,977	$—	$61,732
Total assets at December 31, 2014	$111,671	$50,486	$183,856	$50,510	$6,164	$402,687

Year Ended December 31, 2013:
Revenues:
Unaffiliated customers	$39,234	$15,481	$67,589	$5,406	$—	$127,710
Intersegment	310	78	72	517	(977)	—
Cost of sales, excluding depreciation	29,483	13,076	54,180	2,755	(290)	99,204
Depreciation	6,033	1,239	242	1,687	(148)	9,053
Insurance Settlement	—	—	(1,785)	—	—	(1,785)
General and administrative expenses	322	125	6,024	1,204	(588)	7,087
Operating income	$3,706	$1,119	$9,000	$277	$49	$14,151
Capital expenditures[e]	$759	$280	$16,595	$1,347	$—	$18,981
Total assets at December 31, 2013	$115,510	$47,802	$140,890	$48,617	$(5,876)	$346,943

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 12).

c.	Includes eliminations of intersegment amounts.

d.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in first-quarter 2015 (see Note 12).

e.	Also includes purchases and development of residential real estate held for sale.

12. Asset Sales and Discontinued Operations
Parkside Village and 5700 Slaughter. On June 30, 2015, Stratus' balance sheet had approximately $24.3 million of assets and $26.0 million of liabilities associated with the Parkside Village and 5700 Slaughter commercial properties. On July 2, 2015, Stratus completed the sales of its Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, to Whitestone REIT. The Parkside Village retail project, which was owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The 5700 Slaughter retail project, which was wholly owned by Stratus, consisted of 25,698 leasable square feet and was sold for $12.5 million. Stratus used proceeds from these transactions to repay the total $26.0 million outstanding under the Parkside Village loan and the United/Slaughter term loan, with the remainder being held in escrow while Stratus assessed potential tax free like-kind exchange transactions. In September 2015, Stratus used $2.6 million of the escrow funds to purchase an undeveloped tract of land for the West Killeen Market project and withdrew $12.1 million to fund distributions to Stratus and LCHM Holdings of $9.4 million and $3.2 million respectively. After debt repayments and closing costs, cash proceeds from these transactions approximated $17 million, and Stratus recorded a pre-tax gain in 2015 of $20.7 million, of which the noncontrolling interest share was $3.9 million. Stratus has determined that the sales of the Parkside Village and 5700 Slaughter commercial properties do not meet the criteria for classification as discontinued operations.

Net (loss) income before income taxes and net (loss) income attributable to common stock associated with Parkside Village and 5700 Slaughter follow (in thousands):

	January 1, 2015, to July 2, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Net (loss) income before income taxes	$(46)	$441	$373
Net (loss) income attributable to common stock	(47)	305	235

7500 Rialto. In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and Stratus recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stock) in 2015.

13. Subsequent Events
On January 5, 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Goldman Sachs loan) with a fixed interest rate of 5.58 percent annually and payable monthly based on a 30-year amortization. Stratus used the proceeds from the Goldman Sachs loan to fully repay its existing obligations under the BoA loan and the $20.0 million Comerica term loan. As a result of this refinancing transaction, revised debt maturities as of January 31, 2016, total $13.7 million in 2016, $35.7 million in 2017, $19.9 million in 2018, $47.6 million in 2019, $2.7 million in 2020 and $144.0 million thereafter.

Stratus evaluated events after December 31, 2015, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

14. Quarterly Financial Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
2015
Revenues	$20,225		$19,986		$19,677		$20,983		$80,871
Operating income	1,609		542		20,976	[a]	2,605	[b]	25,732	[a,b]
Income from discontinued operations,
net of taxes	3,218	[c]	—		—		—		3,218	[c]
Net income (loss)	3,784		(240)		13,741	[a]	310	[b]	17,595	[a,b]
Net income attributable to noncontrolling
interests	1,042		879		3,493	[a]	4		5,418	[a]
Net income (loss) attributable to
common stockholders	2,742	[c]	(1,119)		10,248	[a]	306	[b]	12,177	[a,b,c]
Basic and diluted net income (loss) per share share
attributable to common stockholders	0.34	[c]	(0.14)		1.27	[a]	0.04	[b]	1.51	[a,b,c]

2014
Revenues	$23,299		$22,521		$21,630		$26,661		$94,111
Operating income	3,348	[d,e]	2,842	[e]	2,086	[e,f]	2,088		10,364	[d,e,f]
Net income	2,892	[d,e]	1,264	[e]	778	[e,f]	13,223	[g]	18,157	[d,e,f,g]
Net income attributable to noncontrolling
interests	1,795	[d,e]	1,045	[e]	181		1,733		4,754	[d,e]
Net income attributable to common stock
stockholders	1,097	[d,e]	219	[e]	597	[e,f]	11,490	[g]	13,403	[d,e,f,g]
Basic net income per share attributable
to common stockholders	0.14	[d,e]	0.03	[e]	0.07	[e,f]	1.43	[g]	1.67	[d,e,f,g]
Diluted net income per share
attributable to common stockholders	0.14	[d,e]	0.03	[e]	0.07	[e,f]	1.42	[g]	1.66	[d,e,f,g]

a.
Includes a total gain of $20.7 million ($10.8 million to net income attributable to common stock or $1.34 per share) in third-quarter and for the year 2015 associated with the sales of Parkside Village and 5700 Slaughter (see Note 12).

b.	Includes a pre-tax gain of $0.6 million ($0.08 per share) in fourth-quarter and for the year 2015 associated with the sale of a tract of undeveloped land.

c.
Includes recognition of a deferred gain of $5.0 million ($3.2 million attributable to common stock or $0.40 per share) in first-quarter and for the year 2015 associated with the sale of 7500 Rialto Boulevard in February 2012 (see Note 12).

d.
Includes income of $0.5 million ($0.07 per share) in first-quarter 2014, $0.1 million (less than $0.01 per share) in second-quarter 2014 and $0.6 million ($0.07 per share) for the year 2014 related to an insurance settlement.

e.
Includes income (expense) of $0.1 million ($0.01 per share) in first-quarter 2014, $0.4 million ($0.05 per share) in second-quarter 2014, $(0.1) million (less than $(0.01) per share) in third-quarter 2014 and $0.4 million ($0.05 per share) for the year 2014 related to the recovery of building costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences.

f.
Includes a gain of $1.5 million ($0.19 per share) in third-quarter and for the year 2014 associated with a litigation settlement. Also includes lease termination charges of $0.3 million ($0.04 per share) recorded for the commercial leasing segment.

g.	Includes a credit to provision for income taxes of $12.1 million ($1.50 per share) in the fourth quarter and for the year 2014 for the reversal of valuation allowances on deferred tax assets.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.  Controls and Procedures
(a)           Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to allow timely decisions regarding required disclosure as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information
Amendment to By-laws. On March 9, 2016, our board of directors adopted the Amended and Restated By-laws (the By-laws) of Stratus. The amendment and restatement of the By-laws was effective immediately and included, among other things, the following changes:

•	Provide our board of directors with explicit authority to cancel, postpone or reschedule a stockholder meeting upon prior notice.

•	Enhance the powers of the chairman of the stockholder meeting (including the authority to adjourn or recess a stockholder meeting).

•	Establish the Court of Chancery of the State of Delaware as the exclusive forum for certain actions and proceedings.

•	Provide an explicit confidentiality obligation for directors.

The foregoing summary of the terms of the By-laws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the By-laws, which are filed as Exhibit 3.2 to this Form 10-K and incorporated by reference herein.

Severance and Change of Control Agreements.

On March 10, 2016, our board of directors approved new Severance and Change of Control Agreements (collectively, the “Agreements”) with each of William H. Armstrong III, Chairman of the Board, President and Chief Executive Officer, and Erin D. Pickens, Senior Vice President and Chief Financial Officer (collectively, the “Executives”). The Agreements take effect April 1, 2016, following the expiration of the current change of control agreements entered into between Stratus and the Executives dated April 1, 2013, which agreements expire on March 31, 2016. The Agreements shall continue in effect through March 31, 2019 and entitle the Executives to receive benefits in the event of a termination of employment under certain circumstances prior to or following a change of control of Stratus during the term of the Agreements.

Under each Agreement, if Stratus terminates the Executive without cause or the Executive voluntarily terminates his or her employment for good reason (as such terms are defined in the Agreement) during the term of the Agreement and prior to a change of control, the Executive will receive a lump-sum cash payment equal to the sum of his or her prorated bonus for the year of termination plus the sum of (a) the Executive's base salary in effect at the time of termination and (b) the average annual bonus awarded to the Executive for the three fiscal years immediately preceding the termination date. In addition, (a) Stratus shall continue to provide insurance and welfare benefits to the Executive until the earlier of (1) December 31 of the first calendar year following the calendar year of the termination or (2) the date the Executive accepts new employment.

Additionally, if Stratus or its successor terminates the Executive during the three-year period following a change of control, other than by reason of death, disability or cause, or the Executive voluntarily terminates his or her employment for good reason (as such terms are defined in the Agreement), the Executive will receive a lump-sum cash payment equal to the sum of his or her prorated bonus for the year of termination plus 2.99 times the sum of (a) the Executive's base salary in effect at the time of termination and (b) the highest annual bonus awarded to the Executive for the three fiscal years immediately preceding the termination date. In addition, Stratus shall continue to provide insurance and welfare benefits to the Executive until the earlier of (a) December 31 of the first calendar year following the calendar year of the termination or (b) the date the Executive accepts new employment. If any part of the payments or benefits received by the Executive in connection with a termination following a change of control constitutes an excess parachute payment under Section 4999 of the Internal Revenue Code, the Executive will receive the greater of (1) the amount of such payments and benefits reduced so that none of the amount constitutes an excess parachute payment, net of income taxes, or (2) the amount of such payments and benefits, net of income taxes and net of excise taxes under Section 4999 of the Internal Revenue Code.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2016 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10. regarding our executive officers appears under "Executive Officers of the Registrant" after Part I, Item 4. "Mine Safety Disclosures."

Item 11.  Executive Compensation
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2016 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2015

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation. All of our outstanding equity compensation plans were previously approved by our stockholders, and the following plans had shares available for grant as of December 31, 2015: the 2013 Stock Incentive Plan, the 2010 Stock Incentive Plan and the 1996 Stock Option Plan for Non-Employee Directors.

The following table presents information regarding these equity compensation plans as of December 31, 2015:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	140,125	[a]	$18.91	104,875	[b]
Equity compensation plans not
approved by security holders	N/A		N/A	N/A
Total	140,125	[a]	$18.91	104,875	[b]

a. The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon the vesting of 110,125 restricted stock units. These awards are not reflected in column (b) as they do not have an exercise price.
b. As of December 31, 2015, there were 98,000 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2013 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 4,375 shares remaining available for future issuance to Stratus employees and non-employee directors under the 2010 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, restricted stock units or "other stock-based awards." There were 2,500 shares remaining available for future issuance of stock options to our non-employee directors under the 1996 Stock Option Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2016 annual meeting of stockholders and is incorporated herein by reference.

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

Date:  March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ William H. Armstrong III	Chairman of the Board, President
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

*	Senior Vice President
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

*	Vice President and Controller
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
James E. Joseph

*	Director
James C. Leslie

*	Director
Michael D. Madden

*	Director
Charles W. Porter

Director
John G. Wenker

*By:              /s/ William H. Armstrong III
William H. Armstrong III
Attorney-in-Fact

Date:  March 15, 2016

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2015
(In Thousands, except Number of Lots and Acres)
SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2015			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$9,406	$—	$9,690	$19,096	$—	$19,096	68	—	$—	1988
Circle C, Austin, TX	515	—	4,090	4,605	—	4,605	31	—	—	1992
W Austin Hotel & Residences, Austin, TX	—	2,243	—	—	2,243	2,243	2	—	—	2014
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	4,591	—	90,172	94,763	—	94,763	—	659	—	1988
Lakeway, TX	22,552	—	6,286	28,838	—	28,838	—	87	—	2013
Circle C, Austin, TX	753	—	2,043	2,796	—	2,796	—	200	—	1992
Magnolia, TX	3,237	—	973	4,210	—	4,210	—	124	—	2014
Lantana, Austin, TX	255	—	5,113	5,368	—	5,368	—	36	—	1994
West Killeen Market, Killeen, TX	2,583	—	613	3,196	—	3,196	—	9	—	2015
Land Available for Development[c,d]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	7,924	—	8,828	16,752	—	16,752	—	577	—	1988
Circle C, Austin, TX	2,704	—	2,488	5,192	—	5,192	—	52	—	1992
Flores Street, Austin, TX	1,000	—	42	1,042	—	1,042	—	—	—	2015
Lantana, Austin, TX	157	—	254	411	—	411	—	20	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXe	8,075	162,561	—	8,075	162,561	170,636	—	—	25,141	2006
Barton Creek Village, Austin, TXf	55	6,065	—	55	6,065	6,120	—	—	1,511	2007
Lakeway, TXg	9,040	26,970	—	9,040	26,970	36,010	—	—	145	2013
Corporate offices, Austin,TX	—	1,331	—	—	1,331	1,331	—	—	674	N/A
Total	$72,863	$199,170	$130,576	$203,439	$199,170	$402,609	101	1,766	$27,471

a.	Includes individual tracts of land that have been developed and permitted for residential use, developed lots with homes already built on it, or condominium units at our W Austin Hotel & Residences.

b.
Includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.

c.	See Note 7 included in Part II, Item 8. of this Annual Report on Form 10-K for a description of assets securing debt.

d.	Includes undeveloped real estate that can be sold “as is” (i.e., infrastructure or development work may have begun but is not currently in progress on such property).

e.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences.

f.	Consists of a 22,366-square-foot retail complex representing the first phase of Barton Creek Village and a 3,085-square-foot bank building.

g.	Consists of a HEB anchored retail project planned for 231,436 square feet of commercial space.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, are as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$370,983	$325,967	$349,120
Improvements and other	38,091	60,741	19,791
Cost of real estate sold	(6,465)	(15,725)	(42,944)
Balance, end of year	$402,609	$370,983	$325,967

The aggregate net book value for federal income tax purposes as of December 31, 2015 was $402.6 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, are as follows (in thousands):

	2015	2014	2013
Balance, beginning of year	$35,384	$27,009	$18,380
Retirement and sales of assets	(16,656)	(602)	(424)
Depreciation expense	8,743	8,977	9,053
Balance, end of year	$27,471	$35,384	$27,009

Depreciation of buildings and improvements is calculated over estimated lives of 30 to 40 years.

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Amended and Restated By-Laws of Stratus Properties Inc., as amended effective March 9, 2016.	X

4.1	Second Amended and Restated Rights Agreement dated as of March 9, 2016 between Stratus Properties Inc. and Computershare Inc., as Rights Agent.		8-K	000-19989	3/10/2016

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

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
			8-K	000-19989	10/1/2015

10.8	Amended and Restated Promissory Note by and among CJUF II Stratus Block 21 LLC, Stratus Properties Inc., and Bank of America, N.A., dated September 28, 2015.		8-K	000-19989	10/1/2015

10.9	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.	X

10.10	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.	X

10.11	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.	X

10.12	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of April 1, 2013 ($8.0 million loan).		10-Q	000-19989	5/15/2013

10.13	Loan Modification Agreement by and between Stratus Properties Inc. and American Strategic Income Portfolio Inc.-II effective as of September 1, 2012 ($8.0 million loan).		8-K	000-19989	9/12/2012

10.14
Loan Agreement between Stratus Properties Inc. and Holliday Fenoglio Fowler, L.P. dated as of December 12, 2006, subsequently assigned to American Strategic Income Portfolio Inc.-II ($8.0 million loan).
			10-K	000-19989	3/16/2007

10.15	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.16
First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.
			10-K	000-19989	3/16/2015

10.17
Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower and PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto as Lenders dated as of September 29, 2014.
			8-K	000-19989	10/3/2014

10.18
First Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto as Existing Lender and New Lender dated as of November 7, 2014.
			10-Q	000-19989	11/13/2014

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.19
Second Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto as Lenders dated as of February 5, 2015.
			10-Q	000-19989	8/10/2015

10.20
Third Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto as Lenders dated as of May 22, 2015.
			10-Q	000-19989	8/10/2015

10.21
Fourth Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto as Lenders dated as of June 3, 2015.
			10-Q	000-19989	8/10/2015

10.22
Fifth Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C., as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto, as Lenders dated as of October 29, 2015.
			10-Q	000-19989	11/9/2015

10.23	Promissory Note dated September 29, 2014 executed by and among Stratus Lakeway Center L.L.C. and PlainsCapital Bank.		10-K	000-19989	3/16/2015

10.24	Promissory Note dated September 29, 2014 executed by and among Stratus Lakeway Center L.L.C. and Southside Bank.		10-K	000-19989	3/16/2015

10.25	Construction Loan Agreement by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank effective as of January 8, 2015.		10-K	000-19989	3/16/2015

10.26	Promissory Note by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank dated as of January 8, 2015.		10-K	000-19989	3/16/2015

10.27*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.28*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.29*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.30*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.31*	Form of Notice of Grant of Restricted Stock Units under the 2010 Stock Incentive Plan for Non-Employee Director Grants (adopted August 2012).		10-K	000-19989	3/29/2013

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.32*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. Stock Incentive Plan for Non-Employee Director Grants (adopted August 2014).		10-K	000-19989	3/16/2015

10.33*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015

10.34*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.35*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.36*	Stratus Properties Inc. Director Compensation.		10-K	000-19989	3/31/2014

10.37*	Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2013.		8-K	000-19989	4/5/2013

10.38*	Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2013.		8-K	000-19989	4/5/2013

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

E-4