Form 10-Q
period 2016-03-31
STRATUS PROPERTIES INC
filed 2016-05-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-37716

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

On April 29, 2016, there were issued and outstanding 8,092,140 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$11,285	$17,036
Restricted cash	8,293	8,731
Real estate held for sale	24,999	25,944
Real estate under development	141,218	139,171
Land available for development	14,433	23,397
Real estate held for investment, net	208,779	186,626
Deferred tax assets	15,351	15,329
Other assets	15,264	13,871
Total assets	$439,622	$430,105

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,552	$14,182
Accrued liabilities	6,656	10,356
Debt	274,734	260,592
Other liabilities	8,708	8,301
Total liabilities	304,650	293,431

Commitments and contingencies

Equity:
Stratus stockholders’ equity:
Common stock	92	91
Capital in excess of par value of common stock	192,392	192,122
Accumulated deficit	(36,827)	(35,144)
Common stock held in treasury	(20,760)	(20,470)
Total stockholders’ equity	134,897	136,599
Noncontrolling interests in subsidiaries	75	75
Total equity	134,972	136,674
Total liabilities and equity	$439,622	$430,105

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Hotel	$10,575	$11,619
Entertainment	4,143	4,309
Real estate operations	2,255	2,476
Commercial leasing	2,053	1,821
Total revenues	19,026	20,225
Cost of sales:
Hotel	7,681	8,082
Entertainment	3,044	3,403
Real estate operations	2,209	2,110
Commercial leasing	862	741
Depreciation	1,682	2,304
Total cost of sales	15,478	16,640
General and administrative expenses	3,075	1,976
Total costs and expenses	18,553	18,616
Operating income	473	1,609
Interest expense, net	(1,969)	(850)
Loss on interest rate derivative instruments	(374)	(55)
Loss on early extinguishment of debt	(837)	—
Other income, net	4	4
(Loss) income before income taxes and equity in unconsolidated affiliates' income	(2,703)	708
Equity in unconsolidated affiliates' income	98	121
Benefit from (provision for) income taxes	922	(263)
(Loss) income from continuing operations	(1,683)	566
Income from discontinued operations, net of taxes	—	3,218
Net (loss) income	(1,683)	3,784
Net income attributable to noncontrolling interests in subsidiaries	—	(1,042)
Net (loss) income attributable to common stockholders	$(1,683)	$2,742

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.21)	$(0.06)
Discontinued operations	—	0.40
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.21)	$0.34

Weighted-average shares of common stock outstanding:
Basic	8,071	8,041
Diluted	8,071	8,079

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015

Net (loss) income	$(1,683)	$3,784

Other comprehensive loss, net of taxes:
Loss on interest rate swap agreement	—	(163)
Other comprehensive loss	—	(163)

Total comprehensive (loss) income	(1,683)	3,621
Total comprehensive income attributable to noncontrolling interests	—	(974)
Total comprehensive (loss) income attributable to common stockholders	$(1,683)	$2,647

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities:
Net (loss) income	$(1,683)	$3,784
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,682	2,304
Cost of real estate sold	970	1,167
Loss on early extinguishment of debt	837	—
Loss on interest rate derivative contracts	374	55
Debt issuance cost amortization and stock-based compensation	365	365
Deferred gain on sale of 7500 Rialto, net of tax	—	(3,218)
Equity in unconsolidated affiliates' income	(98)	(121)
Deposits	(114)	(98)
Deferred income taxes	(22)	98
Purchases and development of real estate properties	(3,125)	(6,563)
(Increase) decrease in other assets	(710)	972
Decrease in accounts payable, accrued liabilities and other	(3,182)	(577)
Net cash used in operating activities	(4,706)	(1,832)

Cash flow from investing activities:
Capital expenditures	(13,868)	(8,276)
Investment in unconsolidated affiliates	(187)	35
Net cash used in investing activities	(14,055)	(8,241)

Cash flow from financing activities:
Borrowings from credit facility	5,500	14,500
Payments on credit facility	(1,931)	(6,946)
Borrowings from project loans	160,424	6,774
Payments on project and term loans	(149,882)	(9,083)
Stock-based awards net payments, including excess tax benefit	(158)	(93)
Financing costs	(943)	—
Net cash provided by financing activities	13,010	5,152
Net decrease in cash and cash equivalents	(5,751)	(4,921)
Cash and cash equivalents at beginning of year	17,036	29,645
Cash and cash equivalents at end of period	$11,285	$24,724

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stratus Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stratus Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	$—	1,093	$(20,470)	$136,599	$75	$136,674
Exercised and issued stock-based awards	37	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	139	—	—	—	—	139	—	139
Tax benefit for stock-based awards	—	—	132	—	—	—	—	132	—	132
Tender of shares for stock-based awards	—	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(1,683)	—	—	—	(1,683)	—	(1,683)
Balance at March 31, 2016	9,197	$92	$192,392	$(36,827)	$—	1,105	$(20,760)	$134,897	$75	$134,972

Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	37	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	136	—	—	—	—	136	—	136
Tax benefit for stock-based awards	—	—	60	—	—	—	—	60	—	60
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Total comprehensive income (loss)	—	—	—	2,742	(95)	—	—	2,647	974	3,621
Balance at March 31, 2015	9,153	$91	$204,465	$(44,579)	$(374)	1,093	$(20,470)	$139,133	$39,617	$178,750

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2015 Form 10-K) filed with the United States Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stock by the weighted-average shares of common stock outstanding during the first quarter periods. A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts) follows:

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income	$(1,683)	$3,784
Net income attributable to noncontrolling interests in subsidiaries	—	(1,042)
Net (loss) income attributable to Stratus common stockholders	$(1,683)	$2,742

Weighted-average shares of common stock outstanding	8,071	8,041
Add shares issuable upon exercise or vesting of:
Dilutive stock options	—	6
Restricted stock units (RSUs)	—	32	[a]

Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	8,071	8,079

Diluted net (loss) income per share attributable to common stockholders	$(0.21)	$0.34
a. Excludes approximately 36 thousand shares of common stock associated with anti-dilutive RSUs.
Stock options and RSUs representing 71 thousand shares of common stock were excluded for first-quarter 2016 from weighted-average common shares outstanding for purposes of calculating diluted net loss per share because they were anti-dilutive. Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options representing approximately 28 thousand shares of common stock were excluded for first-quarter 2015.

3.	FAIR VALUE MEASUREMENTS
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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$1	$1
Liabilities:
Interest rate swap agreement	1,019	1,019	646	646
Debt	274,734	277,368	260,592	263,303

Interest Rate Cap Agreement. On September 30, 2013, Stratus’ joint venture with Canyon-Johnson Urban Fund II, L.P. (the Block 21 Joint Venture) paid $0.5 million to enter into an interest rate cap agreement, which capped the one-month London Interbank Offered Rate (LIBOR), the variable rate in the Bank of America loan agreement relating to the W Austin Hotel & Residences (the BoA loan), at 1 percent until October 5, 2014, 1.5 percent from October 6, 2014, to October 4, 2015, and caps the one-month LIBOR at 2 percent from October 5, 2015, to September 29, 2016 (see Note 4 for additional information regarding repayment of the BoA loan in January 2016). Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

Interest Rate Swap Agreement. On December 13, 2013, Stratus' joint venture with LCHM Holdings, LLC, formerly Moffett Holdings, LLC, for the development of Parkside Village (the Parkside Village Joint Venture), entered into an interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive income (loss). The instrument effectively converted the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. In connection with the sale of the Parkside Village property on July 2, 2015, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the accumulated other comprehensive loss balance of $0.6 million on July 2, 2015, was reclassified to the Consolidated Statement of Operations as a loss on interest rate derivative instruments, and changes in the fair value of the instrument are being recorded in the Consolidated Statement of Operations (including a loss of $0.4 million in first-quarter 2016). Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

4.	DEBT
The components of Stratus' debt are as follows:

	March 31, 2016	December 31, 2015
Goldman Sachs loan	$148,314	$—
BoA loan	—	128,230
Lakeway construction loan	48,349	45,931
Comerica credit facility	36,718	53,149
Santal construction loan	23,972	15,874
Diversified Real Asset Income Fund (DRAIF) term loan	7,995	7,993
Barton Creek Village term loan	5,653	5,689
Magnolia loan	3,733	3,726
Total debt[a]	$274,734	$260,592

a.
Includes net reductions for unamortized debt issuance costs of $2.5 million for each of March 31, 2016, and December 31, 2015. See Note 7 for a discussion of a change in presentation of debt issuance costs.

On January 5, 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Goldman Sachs loan) with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Stratus used the proceeds from the Goldman Sachs loan to fully repay its existing obligations under the BoA loan and the $20.0 million Comerica term loan included as part of the Comerica credit facility. For a description of Stratus' other loans, refer to Note 7 in the Stratus 2015 Form 10-K.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.7 million for first-quarter 2016 and $2.2 million for first-quarter 2015. Stratus' capitalized interest costs totaled $1.8 million for first-quarter 2016 and $1.4 million for first-quarter 2015. Capitalized interest costs for the 2016 and 2015 periods primarily related to development activities at certain properties in Barton Creek and at Lakeway.

5.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2015 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $15.4 million at March 31, 2016, and $15.3 million at December 31, 2015. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for first-quarter 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax. The difference between Stratus' consolidated effective income tax rate for first-quarter 2015, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax partially offset by the tax effect of income attributable to noncontrolling interests.

6.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Hotel, Entertainment, Real Estate Operations, and Commercial Leasing.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, including the recently opened 3TEN ACL Live, which opened in March 2016 on the site of the W Austin Hotel & Residences, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2 in the Stratus 2015 Form 10-K for further discussion).

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

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences, a retail building and a bank building in Barton Creek Village, a retail building at The Oaks at Lakeway and the first phase of the Santal multi-family project. During 2015, Stratus completed the sales of the Parkside Village and 5700 Slaughter properties, which were included in the Commercial Leasing segment.

Stratus uses operating income or loss to measure the performance of each segment. General and administrative expenses primarily consist of employee salaries, wages and other costs, and beginning January 1, 2016, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The segment disclosures for first-quarter 2015 have been recast to be consistent with the first-quarter 2016 presentation. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Hotel	Entertainment	Real Estate Operations[a]	Commercial Leasing[b]	Corporate, Eliminations and Other[c]		Total
Three Months Ended March 31, 2016:
Revenues:
Unaffiliated customers	$10,575	$4,143	$2,255	$2,053	$—		$19,026
Intersegment	89	33	8	136	(266)		—
Cost of sales, excluding depreciation	7,710	3,105	2,209	870	(98)		13,796
Depreciation	846	335	60	476	(35)		1,682
General and administrative expenses	—	—	—	—	3,075	[d]	3,075
Operating income (loss)	$2,108	$736	$(6)	$843	$(3,208)		$473
Capital expenditures[e]	$87	$24	$3,125	$13,757	$—		$16,993
Total assets at March 31, 2016	106,284	42,311	197,616	81,290	12,121		439,622

Three Months Ended March 31, 2015:
Revenues:
Unaffiliated customers	$11,619	$4,309	$2,476	$1,821	$—	$20,225
Intersegment	72	23	25	86	(206)	—
Cost of sales, excluding depreciation	8,102	3,429	2,111	765	(71)	14,336
Depreciation	1,494	324	57	467	(38)	2,304
General and administrative expenses	—	—	—	—	1,976	1,976
Operating income (loss)	$2,095	$579	$333	$675	$(2,073)	$1,609
Income from discontinued operations[f]	$—	$—	$—	$3,218	$—	$3,218
Capital expenditures[e]	391	61	6,563	7,824	—	14,839
Total assets at March 31, 2015	109,669	50,993	190,448	47,880	4,390	403,380

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015.

c.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

d.
General and administrative costs were higher in first-quarter 2016, compared with first-quarter 2015, primarily reflecting higher legal and consulting fees mainly due to costs associated with the proxy contest commenced by Carl Berg.

e.	Also includes purchases and development of residential real estate held for sale.

f.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in first-quarter 2015.

7.	NEW ACCOUNTING STANDARDS
In April and August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASUs) to simplify the presentation of debt issuance costs. These ASUs require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, these ASUs are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Stratus adopted these ASUs and retrospectively adjusted its previously issued financial statements. Upon adoption, Stratus adjusted its December 31, 2015, balance sheet by decreasing other assets and long-term debt by $2.5 million for debt issuance costs related to corresponding debt balances. Stratus elected to continue presenting debt issuance costs for its revolving credit facility as a deferred charge (asset) because of the volatility of its borrowings and repayments under the facility.

In January 2016, the FASB issued an ASU that amends the current guidance on the classification and measurement of financial instruments. This ASU makes limited changes to existing guidance and amends certain disclosure requirements. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted, except for the provision on recording fair value changes for financial liabilities under the fair value option. Stratus is currently evaluating the impact this ASU will have on its financial reporting and disclosures, but at this time does not expect the adoption of this ASU will have a material impact on its financial statements.

In February 2016, the FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. This ASU allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and that do not have a purchase option that is expected to be exercised. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. This ASU must be applied using the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Stratus is currently evaluating the impact this guidance will have on its financial statements.

In March 2016, the FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Each of the amendments in this ASU provides specific transition requirements. Stratus is currently evaluating the impact this guidance will have on its financial statements.

8.	SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2016, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our financial statements, the related Management's Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) filed with the United States Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to "Cautionary Statement" for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin, Texas area, but including projects in certain other select markets in Texas. We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 6 for further discussion of our operating segments.

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

The principal holdings in our Real Estate Operations operating segment are in southwest Austin, Texas. The number of developed lots/units, acreage under development and undeveloped acreage as of March 31, 2016, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	127	38	—	38	512	289	398	1,199	1,237
Circle C	26	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—		—	—	—	—	124	124	124
West Killeen Market	—	—	—	—	—	—	9	9	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	155	38	87	125	512	325	805	1,642	1,767

Our residential holdings at March 31, 2016, included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our commercial leasing holdings at March 31, 2016, consisted of the office and retail space at the W Austin Hotel & Residences, the first phase of Barton Creek Village, The Oaks at Lakeway and the first phase of the Santal multi-family project. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which the remaining two unsold units were being marketed as of March 31, 2016), and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio. Our 3TEN ACL Live venue opened in March

2016. The venue is located on the site of the W Austin Hotel & Residences, and, with a capacity of approximately 350 people, is designed to be more intimate than ACL Live, which can accommodate approximately 3,000 people.

For first-quarter 2016, our revenues totaled $19.0 million and our net loss attributable to common stockholders totaled $1.7 million, compared with revenues of $20.2 million and net income attributable to common stockholders of $2.7 million for first-quarter 2015. The decrease in revenues in the 2016 period primarily reflects lower room revenues from the W Austin Hotel. The results for first-quarter 2016 reflected an increase in general and administrative expenses due to costs associated with the proxy contest commenced by Carl Berg. In January 2016, we refinanced debt associated with our fully owned W Austin Hotel & Residences with longer-term, fixed-rate debt, and reported a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders). Increased interest expense in the 2016 period primarily resulted from increased borrowings and higher interest rates. The results for first-quarter 2015 included the recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stockholders) and reflected a reduction of $1.0 million for net income attributable to noncontrolling interests in subsidiaries relating to our former joint venture partner’s interest in the W Austin Hotel & Residences.

For discussion of operating cash flows and debt transactions, including our refinancing of the W Austin Hotel & Residences, see "Capital Resources and Liquidity" below.

BUSINESS STRATEGY AND RELATED RISKS

Our overall strategy has been to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We have also pursued opportunities for new projects that offer the possibility of acceptable returns and risks.
In January 2015, we and Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson), our partner in the joint venture that owned the W Austin Hotel & Residences (the Block 21 Joint Venture), engaged a financial advisor to explore a possible sale of the W Austin Hotel & Residences. This process did not result in a transaction acceptable to both parties, and on May 12, 2015, Canyon-Johnson triggered the process of requiring us to elect to either sell our approximate 42 percent interest in the Block 21 Joint Venture to them for $44.5 million or purchase their approximate 58 percent interest in the Block 21 Joint Venture. We did not believe that $44.5 million adequately reflected the value of our interest in the Block 21 Joint Venture. Accordingly, on July 6, 2015, we notified Canyon-Johnson of our election to purchase their interest in the Block 21 Joint Venture and on September 28, 2015, we completed the purchase of Canyon-Johnson’s interest in the Block 21 Joint Venture for approximately $62 million.

We believe the pricing of our purchase of Canyon-Johnson’s interest in the Block 21 Joint Venture compares favorably to recent third party appraisals and hotel sales in the Austin market. Appraisals obtained by banks in the refinancing process reflected valuations of the W Austin Hotel & Residences of approximately $239 million. After allocating values to the live music and entertainment venue and office and retail space at the W Austin Hotel & Residences (based on the allocation methodology in each bank’s appraisal), our net cost per room was approximately $510,000. The Four Seasons Hotel Austin, built in 1987, was sold in August of 2015 for a reported $677,000 per room. We completed the refinancing of the W Austin Hotel & Residences in January 2016. See "Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements."

In March 2015, Stratus announced that our board of directors had unanimously approved a five-year plan to create value for stockholders by methodically developing certain existing assets and strategically marketing other assets for sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. Consistent with our five-year plan, on July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively. As discussed further below under “Development Activities,” we are in negotiations to sell The Oaks at Lakeway, continue to market our completed single-family homesites, continue construction on our Santal multi-family project at Barton Creek Section N, and continue to progress our development projects and plans, including additional HEB-anchored projects.

In April 2016, we announced that our board of directors authorized management to explore a full range of strategic alternatives to enhance value for our stockholders, including, but not limited to, a sale of Stratus, a sale of certain of our core assets, a share repurchase program, and continuing our long-term plans to develop the value of our properties. After conducting a thorough process of evaluating several financial advisors, we have engaged

Hentschel & Company, a premier boutique investment banking advisory firm focused on the real estate industry, as financial advisor in connection with the review of strategic alternatives. The board of directors has not set a definitive timeline for completion of this review process and has not determined to pursue any particular strategic alternative or enter into any transaction. There can be no assurance that this process will result in any change to the previously announced five-year plan, a sale transaction or any other transaction.
We believe that the Austin and surrounding sub-markets continue to be desirable. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and now have utility capacity for full buildout. As a result, we believe that through strategic planning, development and marketing, as provided in our five-year plan, we can maximize and fully realize their value. Our development plans require significant additional capital, and may be pursued through joint ventures or other means. In addition, our strategy is subject to continued review by our board of directors and may change as a result of the outcome of our recently-announced review of strategic alternatives, market conditions or other factors deemed relevant by our board of directors.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing our pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources in accordance with our five-year plan. During first-quarter 2016, our operating cash flows reflect purchases and development of real estate properties totaling $3.1 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months. As of March 31, 2016, we had $8.3 million of availability under our revolving line of credit with Comerica Bank, which matures in August 2017.

Although as of March 31, 2016, we have scheduled debt maturities of $13.4 million in 2016 and $39.3 million in 2017, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See "Capital Resources and Liquidity" below regarding recent debt repayments and refinancing and “Risk Factors” included in Part 1, Item 1A. of our 2015 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of March 31, 2016, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	13	—	—	13
Phase III Lots	54	—	—	54
Townhomes	—	20	170	190
Section N Multi-family
Santal Multi-family	60	176	—	236
Other Section N	—	—	1,624	1,624
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	26	—	—	26
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
Flores Street	—	—	6	6
W Austin Hotel & Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	155	196	2,252	2,603

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

Amarra Drive. Amarra Drive Phase I, which was the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consists of 35 lots on 51 acres, was substantially completed in October 2008. During first-quarter 2016, we sold one Phase II lot for $0.6 million and as of March 31, 2016, 13 Phase II lots remained available for sale.
In first-quarter 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. As of March 31, 2016, 54 Phase III lots remained unsold. As of April 30, 2016, 2 Phase III lots were under contract and 52 Phase III lots remained available for sale.

The Amarra Villas, the last phase of the Amarra Drive subdivision, is a 20-unit townhome development. We completed site work in late 2015 and construction began in March 2016 on the first five homes, and as of April 30, 2016, we have begun marketing them for sale.

Santal. The Santal multi-family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015 and pre-leasing began in November 2015. The first units were completed in January 2016, and the project is expected to be completed in June 2016. We recognized rental revenue, which is included in the Commercial Leasing segment, from the first phase of units starting in January 2016.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During first-quarter 2016, we sold 5 Meridian lots for $1.5 million and as of March 31, 2016, 26 lots remained available for sale. During April 2016, we sold 3 additional Meridian lots and as of April 30, 2016, 5 lots were under contract and 18 lots remained available for sale.

W Austin Residences. As of March 31, 2016, two condominium units remained available for sale and are being marketed for sale.

Commercial. As of March 31, 2016, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
The Oaks at Lakeway	210,102	21,334	—	231,436
Magnolia	—	—	351,000	351,000
West Killeen Market	—	—	44,000	44,000
Total Square Feet	292,196	21,334	3,176,938	3,490,468

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

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of March 31, 2016, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

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

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. As of March 31, 2016, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. We received final approval from the City in August 2015 for a 325,000 square-foot mixed-use development and we expect to move forward with development during 2016.

W Austin Hotel & Residences. The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of March 31, 2016, occupancy for both the office and retail space was nearly 100 percent.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB) anchored retail project planned for 231,436 square feet of commercial space. As of March 31, 2016, leases for 86 percent of the space, including the HEB lease, have been executed and leasing for the remaining space is under way. The HEB store opened in October 2015, and several other retail tenants have opened in 2016. Construction of the remainder of the project is ongoing. We have received attractive bids for the project and are in active negotiations to sell the property.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to be completed in 2017. The HEB store is expected to open in fourth-quarter 2017.

West Killeen Market. In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, a HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction is expected to begin in third-quarter 2016, and the HEB store is expected to open in March 2017.

UNCONSOLIDATED AFFILIATE

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. As of March 31, 2016, the Crestview Station Joint Venture has sold all of its properties except for one commercial site (see Note 6 in our 2015 Form 10-K). We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating income (loss):
Hotel	$2,108	$2,095
Entertainment	736	579
Real estate operations	(6)	333
Commercial leasing	843	675
Corporate, eliminations and other	(3,208)	(2,073)
Operating income	$473	$1,609
Interest expense, net	$(1,969)	$(850)
Income from discontinued operations, net of taxes	$—	$3,218
Net (loss) income	$(1,683)	$3,784
Net income attributable to noncontrolling interests in subsidiaries	$—	$(1,042)
Net (loss) income attributable to Stratus common stockholders	$(1,683)	$2,742

We have four operating segments: Hotel, Entertainment, Real Estate Operations and Commercial Leasing (see Note 6 for further discussion). The following is a discussion of our operating results by segment.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended March 31,
	2016	2015
Hotel revenue	$10,664	$11,691
Hotel cost of sales, excluding depreciation	7,710	8,102
Depreciation	846	1,494
Operating income	$2,108	$2,095

Hotel Operating Income. Operating income for the Hotel segment increased slightly quarter over quarter, as lower revenues were more than offset by reduced cost of sales and depreciation.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Revenue per available room, which is calculated by dividing total room revenue by the average total rooms available during the quarter, was $282 for first-quarter 2016, compared with $320 for first-quarter 2015. Lower Hotel revenues for first-quarter 2016, compared to first-quarter 2015, primarily reflects decreased room revenues as a result of lower demand during the music portion of the South-by-Southwest festival.

Hotel Cost of Sales. Hotel operating costs (excluding depreciation) totaled $7.7 million in first-quarter 2016, compared with $8.1 million in first-quarter 2015. Lower costs in first-quarter 2016, compared with first-quarter 2015, primarily reflect lower management fees and decreased room, food and beverage costs.

Hotel Depreciation. Hotel depreciation totaled $0.8 million in first-quarter 2016, compared with $1.5 million in first-quarter 2015. Lower depreciation expense in first-quarter 2016, compared with first-quarter 2015, primarily reflects certain furniture and equipment being fully depreciated as of December 31, 2015.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended March 31,
	2016	2015
Entertainment revenue	$4,176	$4,332
Entertainment cost of sales, excluding depreciation	3,105	3,429
Depreciation	335	324
Operating income	$736	$579

Entertainment Operating Income. Operating income for the Entertainment segment increased from $0.6 million in first-quarter 2015 to $0.7 million in first-quarter 2016 primarily due to lower costs of sales.

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including our recently opened 3TEN ACL Live, and production of recorded content for artists performing at ACL Live or 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. The decrease in entertainment revenue for first-quarter 2016 primarily reflects lower average ticket prices.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended March 31,
	2016	2015
Events:
Events hosted	51	48
Estimated attendance	54,351	55,845
Ancillary net revenue per attendee	$56.53	$49.01
Ticketing:
Number of tickets sold	33,576	33,762
Gross value of tickets sold (in thousands)	$1,376	$1,781

Entertainment Cost of Sales. Entertainment operating costs (excluding depreciation) totaled $3.1 million in first-quarter 2016, compared with $3.4 million in first-quarter 2015. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted. The decrease in Entertainment operating costs in first-quarter 2016 primarily reflects lower direct costs associated with ticketed events.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Developed property sales	$2,065	$2,205
Commissions and other	198	296
Total revenues	2,263	2,501
Cost of sales, including depreciation	2,269	2,168
Operating (loss) income	$(6)	$333

Real Estate Operations Operating (Loss) Income. The Real Estate Operations segment essentially broke even for first-quarter 2016, compared to operating income of $0.3 million for first-quarter 2015.

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II Lots	1	$550	$190	—	$—	$—

Circle C
Meridian	5	1,515	170	8	2,205	156

Total Residential	6	$2,065		8	$2,205

The decrease in developed property sales revenues in first-quarter 2016 primarily resulted from a decrease in lot sales at Meridian, partly offset by the sale of one Amarra Drive Phase II lot.

Commissions and Other. Commissions and other totaled $0.2 million for first-quarter 2016 and $0.3 million for first-quarter 2015.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $2.3 million for first-quarter 2016, compared with $2.2 million for first-quarter 2015. The increase in cost of sales for first-quarter 2016, compared with first-quarter 2015, primarily reflect increased recurring costs (including property taxes, maintenance and marketing), which totaled $1.1 million for first-quarter 2016, compared with $0.9 million for first-quarter 2015.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended March 31,
	2016	2015
Rental revenue	$2,189	$1,907
Rental cost of sales, excluding depreciation	870	765
Depreciation	476	467
Operating income	$843	$675

Commercial Leasing Operating Income. Operating income from the Commercial Leasing segment increased from $0.7 million in first-quarter 2015 to $0.8 million in first-quarter 2016.

Rental Revenue. Rental revenue primarily reflects revenue from The Oaks at Lakeway, office and retail space at the W Austin Hotel & Residences and Barton Creek Village. Rental revenue for first-quarter 2015 also included revenue from Parkside Village and 5700 Slaughter, which were both sold on July 2, 2015. The increase in rental revenue in first-quarter 2016, compared with first-quarter 2015 reflects rental revenues from The Oaks at Lakeway, partially offset by a decrease related to the sales of Parkside Village and 5700 Slaughter in July 2015.

Rental Cost of Sales. Rental operating costs totaled $0.9 million in first-quarter 2016, compared with $0.8 million in first-quarter 2015. The increase in rental costs in first-quarter 2016 primarily reflects increased operating expenses relating to The Oaks at Lakeway and Santal, partially offset by a decrease in operating expenses related to the sales of Parkside Village and 5700 Slaughter in July 2015.

Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries, wages and other costs and totaled $3.1 million in first-quarter 2016, compared with $2.0 million in first-quarter 2015. Beginning January 1, 2016, general and administrative expenses are managed on a consolidated basis and are not allocated to our operating segments. The segment disclosures for first-quarter 2015 have been recast to be consistent with the first-quarter 2016 presentation. Costs were higher in first-quarter 2016, primarily reflecting higher legal and consulting fees mainly due to costs associated with the proxy contest commenced by Carl Berg. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) totaled $3.7 million for first-quarter 2016, compared with $2.2 million for first-quarter 2015. The increase in interest expense in first-quarter 2016, compared with first-quarter 2015, primarily reflects higher interest rates.

Capitalized interest totaled $1.8 million for first-quarter 2016, compared with $1.4 million for first-quarter 2015 and is primarily related to development activities at certain properties in Barton Creek and The Oaks at Lakeway.

Loss on Interest Rate Derivative Instruments. We recorded losses of $0.4 million for first-quarter 2016, associated with changes in the fair value of our interest rate swap agreement. We recorded a loss of less than $0.1 million in first-quarter 2015, associated with changes in the fair value of our interest rate cap agreement.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.8 million for first-quarter 2016, associated with Stratus using the proceeds from the Goldman Sachs loan to fully repay its existing obligations under the Bank of America loan.

Other Income, Net. We recorded other income of less than $0.1 million for each of first-quarter 2016 and first-quarter 2015.

Equity in Unconsolidated Affiliates' Income. We account for our interests in our unconsolidated affiliates, Crestview Station, Stump Fluff and Guapo Enterprises, using the equity method. Our equity in the net income of these entities totaled $0.1 million for each of first-quarter 2016 and first-quarter 2015.

Benefit from (provision for) Income Taxes. We recorded a tax benefit from income taxes of $0.9 million for first-quarter 2016, compared with a provision for income taxes of $0.3 million for first-quarter 2015. Both the 2016 and 2015 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate for first-quarter 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax. The difference between Stratus' consolidated effective income tax rate for first-quarter 2015, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax partially offset by the tax effect of income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $1.0 million for first-quarter 2015. Stratus did not have net income attributable to noncontrolling interests in subsidiaries in first-quarter 2016, primarily because of Stratus' purchase of Canyon-Johnson’s approximate 58 percent interest in the Block 21 Joint Venture in September 2015, resulting in Stratus owning 100 percent of the entity.

DISCONTINUED OPERATIONS

In 2012, we sold 7500 Rialto, an office building in Lantana. In connection with the sale, we recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and we recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stockholders) in first-quarter 2015.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Cash Flows for the Three Months Ended March 31, 2016 and 2015
Operating Activities. Cash used in operating activities totaled $4.7 million during first-quarter 2016, compared with $1.8 million during first-quarter 2015. Expenditures for purchases and development of real estate properties totaled $3.1 million during first-quarter 2016 and $6.6 million during first-quarter 2015, and primarily included development costs for our Barton Creek properties and the West Killeen Market project. First-quarter 2016, compared with first-quarter 2015, also reflects increased property tax and other payments.

Investing Activities. Cash used in investing activities totaled $14.1 million during first-quarter 2016, compared with $8.2 million during first-quarter 2015. Development of commercial leasing properties increased during first-quarter 2016 to $13.8 million, compared with $7.8 million during first-quarter 2015, primarily for the Santal multi-family and The Oaks at Lakeway projects and the recently opened 3TEN ACL Live.

Financing Activities. Cash provided by financing activities totaled $13.0 million during first-quarter 2016, compared with $5.2 million during first-quarter 2015. During first-quarter 2016, net borrowings on the Comerica credit facility totaled $3.6 million, compared with $7.6 million for first-quarter 2015. Net borrowings on other project and term loans totaled $10.5 million for first-quarter 2016, compared with net payments of $2.3 million for first-quarter 2015. The increase in borrowings for first-quarter 2016 primarily reflects borrowings to fund the development of the Santal multi-family and The Oaks at Lakeway projects (see Note 4). We also incurred $0.9 million in financing costs in first-quarter 2016 related to our new Goldman Sachs loan. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2016.

Credit Facility and Other Financing Arrangements
At March 31, 2016, we had total debt based on the principal amounts outstanding of $277.2 million, compared with $263.1 million at December 31, 2015. Our debt at March 31, 2016, consisted of the following:

•	$149.7 million under the Goldman Sachs loan, the proceeds of which were used to refinance the W Austin Hotel & Residences.

•	$49.1 million under the construction loan agreement to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (the Lakeway construction loan).

•
$36.7 million under the $52.5 million Comerica credit facility, which is comprised of a $45.0 million revolving loan, $8.3 million of which was available at March 31, 2016, and a $7.5 million letters of credit tranche, against which $2.3 million of letters of credit were committed and $5.2 million was available at March 31, 2016. The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•
$24.3 million under the construction loan agreement to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek (the Santal construction loan).

•	$8.0 million under an unsecured term loan with Diversified Real Asset Income Fund (DRAIF), formerly American Strategic Income Portfolio or ASIP.

•	$5.8 million under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•	$3.8 million under the term loan agreement with Holliday Fenoglio Fowler, L.P., the proceeds of which were used to purchase approximately 142 acres of land in Magnolia, Texas (the Magnolia loan).

The Comerica credit facility and our DRAIF unsecured term loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of March 31, 2016, Stratus' total stockholders' equity was $134.9 million. See Note 7 in our 2015 Form 10-K for further discussion of our outstanding debt.
The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Goldman Sachs loan	$1,497	$2,096	$2,215	$2,342	$2,477	$139,049	$149,676
Lakeway construction loan	—	315	1,284	47,459		—	49,058
Comerica credit facility	—	36,718	—	—	—	—	36,718
Santal construction loan	—	—	24,268	—	—	—	24,268
DRAIF term loan	8,000	—	—	—	—	—	8,000
Barton Creek Village term loan	110	153	160	167	173	4,992	5,755
Magnolia loan	3,750	—	—	—	—	—	3,750
Total	$13,357	$39,282	$27,927	$49,968	$2,650	$144,041	$277,225

We expect to repay or refinance our near-term debt maturities in the normal course of business and believe we have the ability to do so.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2015, other than our debt obligations described above. Refer to Part II, Items 7. and 7A. in our 2015 Form 10-K, for further information regarding our contractual obligations.

NEW ACCOUNTING STANDARDS

Refer to Note 7 for discussion of recently issued accounting standards and their impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2015. See Note 10 in our 2015 Form 10-K for further information.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the outcome of the strategic review process, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our board considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. in our 2015 Form 10-K filed with the SEC, as updated by our subsequent filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks since December 31, 2015. For additional information on our market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2015 Form 10-K.

In January 2016 we fully repaid our existing obligations under the BoA loan. See Note 4 for additional information.

At March 31, 2016, $110.0 million face value of our total outstanding debt of $274.7 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.1 million.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three months ended March 31, 2016.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
January 1 to 31, 2016	—	$—	—	991,695
February 1 to 29, 2016	—	—	—	991,695
March 1 to 31, 2016	—	—	—	991,695
Total	—	—	—

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: May 10, 2016

S-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Amended and Restated By-Laws of Stratus Properties Inc., as amended effective March 9, 2016.		10-K	001-37716	3/15/2016

4.1	Second Amended and Restated Rights Agreement dated as of March 9, 2016 between Stratus Properties Inc. and Computershare Inc. as Rights Agent.		8-K	000-19989	3/10/2016

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	001-37716	3/15/2016

10.2	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.3	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.4*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2016.	X

10.5*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2016.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

E-1