Form 10-Q
period 2016-06-30
STRATUS PROPERTIES INC
filed 2016-08-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

On July 29, 2016, there were issued and outstanding 8,092,140 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$10,566	$17,036
Restricted cash	10,081	8,731
Real estate held for sale	24,323	25,944
Real estate under development	122,386	139,171
Land available for development	13,711	23,397
Real estate held for investment, net	238,984	186,626
Deferred tax assets	15,367	15,329
Other assets	18,840	13,871
Total assets	$454,258	$430,105

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$12,000	$14,182
Accrued liabilities	12,018	10,356
Debt	288,143	260,592
Other liabilities	9,414	8,301
Total liabilities	321,575	293,431

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	92	91
Capital in excess of par value of common stock	192,586	192,122
Accumulated deficit	(39,310)	(35,144)
Common stock held in treasury	(20,760)	(20,470)
Total stockholders’ equity	132,608	136,599
Noncontrolling interests in subsidiaries	75	75
Total equity	132,683	136,674
Total liabilities and equity	$454,258	$430,105

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Hotel	$10,658	$11,054	$21,233	$22,673
Entertainment	4,903	4,995	9,046	9,304
Commercial leasing	2,141	1,703	4,194	3,524
Real estate operations	1,448	2,234	3,703	4,710
Total revenues	19,150	19,986	38,176	40,211
Cost of sales:
Hotel	7,676	8,295	15,357	16,377
Entertainment	3,775	3,688	6,819	7,091
Commercial leasing	1,043	959	1,905	1,700
Real estate operations	1,889	2,011	4,098	4,121
Depreciation	1,983	2,346	3,665	4,650
Total cost of sales	16,366	17,299	31,844	33,939
General and administrative expenses	4,146	2,145	7,221	4,121
Total costs and expenses	20,512	19,444	39,065	38,060
Operating (loss) income	(1,362)	542	(889)	2,151
Interest expense, net	(2,346)	(1,031)	(4,315)	(1,881)
Loss on interest rate derivative instruments	(101)	(13)	(475)	(68)
Loss on early extinguishment of debt	—	—	(837)	—
Other income, net	4	285	8	289
(Loss) income before income taxes and equity in unconsolidated affiliates' (loss) income	(3,805)	(217)	(6,508)	491
Equity in unconsolidated affiliates' (loss) income	(25)	(239)	73	(118)
Benefit from (provision for) income taxes	1,347	216	2,269	(47)
(Loss) income from continuing operations	(2,483)	(240)	(4,166)	326
Income from discontinued operations, net of taxes	—	—	—	3,218
Net (loss) income	(2,483)	(240)	(4,166)	3,544
Net income attributable to noncontrolling interests in subsidiaries	—	(879)	—	(1,921)
Net (loss) income attributable to common stockholders	$(2,483)	$(1,119)	$(4,166)	$1,623

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.31)	$(0.14)	$(0.52)	$(0.20)
Discontinued operations	—	—	—	0.40
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.31)	$(0.14)	$(0.52)	$0.20

Weighted-average shares of common stock outstanding:
Basic	8,092	8,061	8,082	8,051
Diluted	8,092	8,061	8,082	8,081

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net (loss) income	$(2,483)	$(240)	$(4,166)	$3,544

Other comprehensive income, net of taxes:
Gain on interest rate swap agreement	—	182	—	19
Other comprehensive income	—	182	—	19

Total comprehensive (loss) income	(2,483)	(58)	(4,166)	3,563
Total comprehensive income attributable to noncontrolling interests	—	(952)	—	(1,926)
Total comprehensive (loss) income attributable to common stockholders	$(2,483)	$(1,010)	$(4,166)	$1,637

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flow from operating activities:
Net (loss) income	$(4,166)	$3,544
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	3,665	4,650
Cost of real estate sold	1,691	2,098
Loss on early extinguishment of debt	837	—
Loss on interest rate derivative contracts	475	68
Debt issuance cost amortization and stock-based compensation	698	777
Gain on sale of 7500 Rialto, net of tax	—	(3,218)
Equity in unconsolidated affiliates' (income) loss	(73)	118
Deposits	21	82
Deferred income taxes	(38)	47
Purchases and development of real estate properties	(7,629)	(15,703)
Municipal utility district reimbursement	—	5,307
Increase in other assets	(5,843)	(383)
Increase in accounts payable, accrued liabilities and other	98	2,022
Net cash used in operating activities	(10,264)	(591)

Cash flow from investing activities:
Capital expenditures	(22,435)	(16,740)
Other, net	(17)	62
Net cash used in investing activities	(22,452)	(16,678)

Cash flow from financing activities:
Borrowings from credit facility	12,000	23,500
Payments on credit facility	(3,139)	(15,366)
Borrowings from project loans	168,875	15,810
Payments on project and term loans	(150,345)	(9,662)
Stock-based awards net payments, including excess tax benefit	(158)	(144)
Noncontrolling interests distributions	—	(1,040)
Financing costs	(987)	—
Net cash provided by financing activities	26,246	13,098
Net decrease in cash and cash equivalents	(6,470)	(4,171)
Cash and cash equivalents at beginning of year	17,036	29,645
Cash and cash equivalents at end of period	$10,566	$25,474

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	$—	1,093	$(20,470)	$136,599	$75	$136,674
Exercised and issued stock-based awards	37	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	333	—	—	—	—	333	—	333
Tax benefit for stock-based awards	—	—	132	—	—	—	—	132	—	132
Tender of shares for stock-based awards	—	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(4,166)	—	—	—	(4,166)	—	(4,166)
Balance at June 30, 2016	9,197	$92	$192,586	$(39,310)	$—	1,105	$(20,760)	$132,608	$75	$132,683

Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	37	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	269	—	—	—	—	269	—	269
Tax benefit for stock-based awards	—	—	8	—	—	—	—	8	—	8
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Total comprehensive income	—	—	—	1,623	14	—	—	1,637	1,926	3,563
Balance at June 30, 2015	9,153	$91	$204,546	$(45,698)	$(265)	1,093	$(20,470)	$138,204	$39,529	$177,733

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2015 Form 10-K) filed with the United States Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month and six-month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

2.	EARNINGS PER SHARE
Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share (in thousands, except per share amounts) follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
Net (loss) income	$(2,483)		$(240)		$(4,166)		$3,544
Net income attributable to noncontrolling interests in subsidiaries	—		(879)		—		(1,921)
Net (loss) income attributable to Stratus common stockholders	$(2,483)		$(1,119)		$(4,166)		$1,623

Basic weighted-average shares of common stock outstanding	8,092		8,061		8,082		8,051

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	—	[a]	—	[b]	—	[a]	30	[b]

Diluted weighted-average shares of common stock outstanding	8,092		8,061		8,082		8,081

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.31)		$(0.14)		$(0.52)		$0.20
a. Excludes approximately 123 thousand shares of common stock for second-quarter 2016 and 124 thousand shares of common stock for the first six months of 2016 associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock and RSUs that were anti-dilutive.
b. Excludes approximately 26 thousand shares of common stock for second-quarter 2015 and 31 thousand shares of common stock for the first six months of 2015 associated with RSUs that were anti-dilutive.
Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net (loss) income per share of common stock. Excluded stock options totaled approximately 15 thousand for both the second quarter and first six months of 2016, 25 thousand for second-quarter 2015 and 26 thousand for the first six months of 2015.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$1	$1
Liabilities:
Interest rate swap agreement	1,120	1,120	646	646
Debt	288,143	290,522	260,592	263,303

Interest Rate Cap Agreement. On September 30, 2013, Stratus’ joint venture with Canyon-Johnson Urban Fund II, L.P. (the Block 21 Joint Venture) paid $0.5 million to enter into an interest rate cap agreement, which capped the one-month London Interbank Offered Rate (LIBOR), the variable rate in the Bank of America loan agreement relating to the W Austin Hotel & Residences (the BoA loan), at 1 percent until October 5, 2014, 1.5 percent from October 6, 2014, to October 4, 2015, and 2 percent from October 5, 2015, to September 29, 2016 (see Note 4 for additional information regarding repayment of the BoA loan in January 2016). Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

Interest Rate Swap Agreement. On December 13, 2013, Stratus' joint venture with LCHM Holdings, LLC, formerly Moffett Holdings, LLC, for the development of Parkside Village (the Parkside Village Joint Venture), entered into an interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive income (loss). The instrument effectively converted the variable rate portion of the Parkside Village Joint Venture's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. In connection with the sale of the Parkside Village property on July 2, 2015, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the accumulated other comprehensive loss balance of $0.6 million on July 2, 2015, was reclassified to the Consolidated Statement of Operations as a loss on interest rate derivative instruments, and changes in the fair value of the instrument are being recorded in the Consolidated Statement of Operations (including a loss of $0.1 million in second-quarter 2016 and $0.5 million for the first six months of 2016). Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

4.	DEBT
The components of Stratus' debt are as follows:

	June 30, 2016	December 31, 2015
Goldman Sachs loan	$147,906	$—
BoA loan	—	128,230
Lakeway construction loan	52,477	45,931
Comerica credit facility	42,010	53,149
Santal construction loan	28,388	15,874
Diversified Real Asset Income Fund (DRAIF) term loan	7,997	7,993
Barton Creek Village term loan	5,623	5,689
Magnolia loan	3,742	3,726
Total debt[a]	$288,143	$260,592

a.
Includes net reductions for unamortized debt issuance costs of $2.4 million at June 30, 2016, and $2.5 million at December 31, 2015. See Note 7 for a discussion of a change in presentation of debt issuance costs.

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

The obligations of Stratus Block 21, LLC (Block 21), a wholly-owned subsidiary of Stratus and borrower under the Goldman Sachs loan, are secured by all assets owned from time to time by Block 21. Additionally, certain obligations of Block 21 under the Goldman Sachs loan are guaranteed by Stratus, including environmental indemnification and other customary carve-out obligations. In connection with any acceleration of the Goldman Sachs loan, Block 21 must pay a yield maintenance premium in the amount of at least three percent of the amount of indebtedness prepaid. Prepayment of the Goldman Sachs loan is not permitted except (1) for certain prepayments resulting from casualty or condemnation and (2) in whole within 90 days of the maturity date. For a description of Stratus' other loans, refer to Note 7 in the Stratus 2015 Form 10-K.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.9 million for second-quarter 2016, $2.3 million for second-quarter 2015, $7.6 million for the first six months of 2016 and $4.6 million for the first six months of 2015. Stratus' capitalized interest costs totaled $1.6 million for second-quarter 2016, $1.3 million for second-quarter 2015, $3.3 million for the first six months of 2016 and $2.7 million for the first six months of 2015. Capitalized interest costs for the 2016 and 2015 periods primarily related to development activities at Barton Creek and The Oaks at Lakeway.

5.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2015 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $15.4 million at June 30, 2016, and $15.3 million at December 31, 2015. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first six months of 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax. The difference between Stratus' consolidated effective income tax rate for the first six months of 2015, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax partially offset by the tax effect of income attributable to noncontrolling interests.

6.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Hotel, Entertainment, Commercial Leasing and Real Estate Operations.

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

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences, a retail building and a bank building in Barton Creek Village, a retail property at The Oaks at Lakeway and the Santal multi-family project. On July 2, 2015, Stratus completed the sales of the Parkside Village and 5700 Slaughter properties, which were included in the Commercial Leasing segment.

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

Stratus uses operating income or loss to measure the performance of each segment. General and administrative expenses primarily consist of employee salaries, wages and other costs, and beginning January 1, 2016, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The segment disclosures for the 2015 periods have been recast to be consistent with the presentation of the 2016 periods. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Hotel	Entertainment	Commercial Leasing[a]	Real Estate Operations[b]	Corporate, Eliminations and Other[c]		Total
Three Months Ended June 30, 2016:
Revenues:
Unaffiliated customers	$10,658	$4,903	$2,141	$1,448	$—		$19,150
Intersegment	71	51	225	8	(355)		—
Cost of sales, excluding depreciation	7,719	3,927	1,051	1,889	(203)		14,383
Depreciation	851	371	766	54	(59)		1,983
General and administrative expenses	—	—	—	—	4,146	[d]	4,146
Operating income (loss)	$2,159	$656	$549	$(487)	$(4,239)		$(1,362)
Capital expenditures[e]	$174	$255	$8,138	$4,504	$—		$13,071
Total assets at June 30, 2016	105,167	39,405	116,554	180,039	13,093		454,258

Three Months Ended June 30, 2015:
Revenues:
Unaffiliated customers	$11,054	$4,995	$1,703	$2,234	$—	$19,986
Intersegment	69	79	166	25	(339)	—
Cost of sales, excluding depreciation	8,353	3,744	985	2,011	(140)	14,953
Depreciation	1,496	318	501	68	(37)	2,346
General and administrative expenses	—	—	—	—	2,145	2,145
Operating income (loss)	$1,274	$1,012	$383	$180	$(2,307)	$542
Capital expenditures[e]	$57	$8	$8,399	$9,140	$—	$17,604
Total assets at June 30, 2015	109,069	49,116	47,883	203,471	4,648	414,187

Six Months Ended June 30, 2016:
Revenues:
Unaffiliated customers	$21,233	$9,046	$4,194	$3,703	$—		$38,176
Intersegment	160	84	361	16	(621)		—
Cost of sales, excluding depreciation	15,429	7,032	1,921	4,098	(301)		28,179
Depreciation	1,697	706	1,242	114	(94)		3,665
General and administrative expenses	—	—	—	—	7,221	[d]	7,221
Operating income (loss)	$4,267	$1,392	$1,392	$(493)	$(7,447)		$(889)
Capital expenditures[e]	$261	$279	$21,895	$7,629	$—		$30,064

	Hotel	Entertainment	Commercial Leasing[a]	Real Estate Operations[b]	Corporate, Eliminations and Other[c]	Total
Six Months Ended June 30, 2015:
Revenues:
Unaffiliated customers	$22,673	$9,304	$3,524	$4,710	$—	$40,211
Intersegment	141	102	252	50	(545)	—
Cost of sales, excluding depreciation	16,455	7,173	1,750	4,122	(211)	29,289
Depreciation	2,990	642	968	125	(75)	4,650
General and administrative expenses	—	—	—	—	4,121	4,121
Operating income (loss)	$3,369	$1,591	$1,058	$513	$(4,380)	$2,151
Income from discontinued operations[f]	$—	$—	$3,218	$—	$—	$3,218
Capital expenditures[e]	448	69	16,223	15,703	—	32,443

a.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015.

b.	Includes sales commissions and other revenues together with related expenses.

c.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

d.
General and administrative costs were higher in the second quarter and first six months of 2016, compared with the second quarter and first six months of 2015, primarily reflecting higher legal and consulting fees mainly due to $1.9 million in second-quarter 2016 and $2.5 million for the first six months of 2016 associated with Stratus' successful proxy contest.

e.	Also includes purchases and development of residential real estate held for sale.

f.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in first-quarter 2015.

7.	NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) that provides a single comprehensive revenue recognition model, which will replace most existing revenue recognition guidance, and also requires expanded disclosures. The core principle of the model is that revenue is recognized when control of goods or services has been transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017 (following the FASB’s August 2015 ASU providing for a one-year deferral of the effective date), and interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. This ASU may be applied either retrospectively to each period presented or prospectively as a cumulative-effect adjustment as of the date of adoption. Stratus is currently evaluating the impact of the new guidance on its financial reporting and disclosures, but at this time does not expect the adoption of this ASU to have a material impact on its financial statements.

In April and August 2015, the FASB issued ASUs to simplify the presentation of debt issuance costs. These ASUs require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Stratus adopted these ASUs on January 1, 2016, and retrospectively adjusted its previously issued financial statements. Upon adoption, Stratus adjusted its December 31, 2015, balance sheet by decreasing other assets and long-term debt by $2.5 million for debt issuance costs related to corresponding debt balances. Stratus elected to continue presenting debt issuance costs for its revolving credit facility as a deferred charge (asset) because of the volatility of its borrowings and repayments under the facility.

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
On July 12, 2016, a Stratus subsidiary entered into an $8.0 million stand-alone revolving credit facility with Comerica Bank (the Amarra Drive credit facility). The variable interest rate applicable to amounts borrowed under the Amarra Drive credit facility is LIBOR plus 3.0 percent. The Amarra Drive credit facility matures on July 12, 2019, and is secured by assets at Stratus’ 20-unit Villas at Amarra Drive townhome project (the Amarra Villas), which had a net book value of $6.9 million at June 30, 2016. The Amarra Drive credit facility is guaranteed by Stratus and contains financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. Principal paydowns will be made as townhomes sell, and additional amounts will be borrowed as additional townhomes are constructed. The remaining principal balance of the loan is due at maturity. The proceeds of the Amarra Drive credit facility will be used for the construction of single family townhomes and related improvements at the Amarra Villas. As of July 31, 2016, Stratus had $0.8 million outstanding under the Amarra Drive credit facility.

On August 2, 2016, the Travis County municipal utility district awarded the sale of $14.6 million in tax bonds. The closing of the sale is scheduled for early September 2016, and Stratus expects to receive $12.3 million of proceeds as reimbursement of infrastructure costs incurred in its development of Barton Creek.

On August 5, 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan). The variable interest rate is one-month LIBOR plus 2.75 percent, with a minimum interest rate of 3.0 percent. Payments of interest only will be made monthly during the initial 42 months of the 72-month term, followed by 30 months of monthly principal and interest payments based on a 30-year amortization. The West Killeen Market loan is secured by assets at Stratus’ West Killeen Market retail project in Killeen, Texas, which had a net book value of $3.9 million at June 30, 2016, and is guaranteed by Stratus until construction is completed and certain debt service coverage ratios are met. The proceeds of the West Killeen Market loan will be used for the construction of the West Killeen Market project. Stratus will not make an initial draw on the West Killeen Market loan until certain site improvements have been completed.

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

The number of developed lots/units, acreage under development and undeveloped acreage as of June 30, 2016, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	259	38	—	38	512	289	398	1,199	1,237
Circle C	21	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	—	—	—	—	9	9	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	282	38	87	125	512	325	805	1,642	1,767

Our residential holdings at June 30, 2016, are principally in southwest Austin, Texas, and included developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our commercial leasing holdings at June 30, 2016, consisted of the office and retail space at the W Austin Hotel & Residences, the first phase of Barton Creek Village, The Oaks at Lakeway and the first phase of the Santal multi-family project. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which the remaining two unsold units were being marketed as of June 30, 2016), and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio. Our 3TEN ACL Live venue, which is located on the site of the W Austin Hotel & Residences opened in March 2016. The 3TEN ACL Live venue has a capacity of approximately 350 people and is designed to be more intimate than ACL Live, which can accommodate approximately 3,000 people.

For second-quarter 2016, our revenues totaled $19.2 million and our net loss attributable to common stockholders totaled $2.5 million, compared with revenues of $20.0 million and net loss attributable to common stockholders of $1.1 million for second-quarter 2015. For the first six months of 2016, our revenues totaled $38.2 million and our net loss attributable to common stockholders totaled $4.2 million, compared with revenues of $40.2 million and net income attributable to common stockholders of $1.6 million for the first six months of 2015.

The decrease in revenues in the 2016 periods primarily reflects the sale of lower-priced lots and lower room revenues from the W Austin Hotel, partially offset by increased commercial leasing revenue relating to The Oaks at Lakeway and Santal. The results for the 2016 periods also reflect an increase in general and administrative expenses primarily due to costs of $1.9 million in second-quarter 2016 and $2.5 million for the first six months of 2016 associated with our successful proxy contest, and higher interest expense. Higher interest expense in the 2016 periods reflects increased borrowings and higher interest rates associated with our refinancing of the W Austin Hotel & Residences and increased construction loans to support the development of The Oaks at Lakeway and Santal. In January 2016, we refinanced debt associated with our wholly owned W Austin Hotel & Residences with longer-term, fixed-rate debt, and reported a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders) for the first six months of 2016. The results for the first six months of 2015 included the recognition of a gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stockholders). Results for the second quarter and first six months of 2015 included reductions of $0.9 million and $1.9 million, respectively, for net income attributable to noncontrolling interests in subsidiaries relating to our former joint venture partner’s interest in the W Austin Hotel & Residences.

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
In March 2015, we announced that our board of directors had unanimously approved a five-year plan to create value for stockholders by methodically developing certain existing assets and strategically marketing other assets for sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. Consistent with our five-year plan, on July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively. As discussed further below under “Development Activities,” we are in negotiations to sell The Oaks at Lakeway, continue to market our completed single-family homesites, continue planning for the second phase of our Santal multi-family project at Barton Creek Section N, and continue to progress our development projects and plans, including additional HEB-anchored projects.

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
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing our pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources in accordance with our five-year plan. During the first six months of 2016, our operating cash flows reflect purchases and development of real estate properties totaling $7.6 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months. As of June 30, 2016, we had $3.0 million of availability under our revolving line of credit with Comerica Bank, which matures in August 2017.

Although as of June 30, 2016, we have scheduled debt maturities of $12.9 million occurring in fourth-quarter 2016 and $44.6 million in 2017, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See "Capital Resources and Liquidity" below regarding recent debt repayments and refinancing and “Risk Factors” included in Part 1, Item 1A. of our 2015 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of June 30, 2016, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	13	—	—	13
Phase III Lots	54	—	—	54
Townhomes	—	20	170	190
Section N Multi-family
Santal Multi-family	192	44	—	236
Other Section N	—	—	1,624	1,624
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	21	—	—	21
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
Flores Street	—	—	6	6
W Austin Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	282	64	2,252	2,598

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

Amarra Drive. Amarra Drive Phase I, which was the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consists of 35 lots on 51 acres, was substantially completed in October 2008. During the first six months of 2016, we sold one Phase II lot for $0.6 million and as of June 30, 2016, 13 Phase II lots remained available for sale.
In first-quarter 2015, we substantially completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. As of June 30, 2016, 54 Phase III lots remained available for sale. During July 2016, one Amarra Drive Phase III lot was sold, and as of July 31, 2016, three Phase III lots were under contract.

The Villas at Amarra Drive townhome project is a 20-unit development. We completed site work in late 2015, construction began in March 2016 on the first five townhomes, and as of July 31, 2016, we are marketing the townhomes for sale. These townhomes are scheduled for substantial completion by mid-2017.

Section N. The Santal multi-family project, a garden-style apartment complex, was substantially completed in July 2016 and includes 236 apartment units. We recognized rental revenue, which is included in the Commercial Leasing segment, beginning in January 2016. As of July 31, 2016, 55 units were leased.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During the first six months of 2016, we sold 10 Meridian lots for $2.8 million and as of June 30, 2016, 21 lots remained available for sale. During July 2016, we sold one additional Meridian lot and as of July 31, 2016, nine lots were under contract.

W Austin Residences. As of June 30, 2016, two condominium units remained available for sale and are being marketed for sale.

Commercial. As of June 30, 2016, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
The Oaks at Lakeway	217,736	13,700	—	231,436
Magnolia	—	—	351,000	351,000
West Killeen Market	—	—	44,000	44,000
Total Square Feet	299,830	13,700	3,176,938	3,490,468

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

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of June 30, 2016, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. As of June 30, 2016, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. We received final approval from the City in August 2015 for a 325,000 square-foot mixed-use development and we expect to move forward with development during 2016.

W Austin Hotel & Residences. The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of June 30, 2016, both the office and retail space were substantially all occupied.

The Oaks at Lakeway. The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB) anchored retail project planned for 231,436 square feet of commercial space. As of June 30, 2016, leases for approximately 90 percent of the space, including the HEB lease, have been executed and leasing for the remaining space is under way. The HEB store opened in October 2015, and 16 retail tenants have opened in 2016. Construction of 217,736 square feet was substantially complete as of June 30, 2016, and construction of the remaining space will be started once leases have been executed. We have received attractive bids for the project and are in active negotiations to sell the property.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia and road expansion by the Texas Department of Transportation are in progress and construction is expected to be completed in 2017. The HEB store is expected to open in fourth-quarter 2017.

West Killeen Market. In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, a HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction is expected to begin in August 2016, and the HEB store is expected to open in March 2017.

UNCONSOLIDATED AFFILIATE

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. As of June 30, 2016, the Crestview Station Joint Venture has sold all of its properties except for one commercial site (see Note 6 in our 2015 Form 10-K). We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income (loss):
Hotel	$2,159	$1,274	$4,267	$3,369
Entertainment	656	1,012	1,392	1,591
Commercial leasing	549	383	1,392	1,058
Real estate operations	(487)	180	(493)	513
Corporate, eliminations and other	(4,239)	(2,307)	(7,447)	(4,380)
Operating (loss) income	$(1,362)	$542	$(889)	$2,151
Interest expense, net	$(2,346)	$(1,031)	$(4,315)	$(1,881)
Income from discontinued operations, net of taxes	$—	$—	$—	$3,218
Net (loss) income	$(2,483)	$(240)	$(4,166)	$3,544
Net income attributable to noncontrolling interests in subsidiaries	$—	$(879)	$—	$(1,921)
Net (loss) income attributable to common stockholders	$(2,483)	$(1,119)	$(4,166)	$1,623

We have four operating segments: Hotel, Entertainment, Commercial Leasing and Real Estate Operations (see Note 6 for further discussion). The following is a discussion of our operating results by segment.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hotel revenue	$10,729	$11,123	$21,393	$22,814
Hotel cost of sales, excluding depreciation	7,719	8,353	15,429	16,455
Depreciation	851	1,496	1,697	2,990
Operating income	$2,159	$1,274	$4,267	$3,369

Hotel Operating Income. Operating income for the Hotel segment increased during the 2016 periods, primarily reflecting lower depreciation expense.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Revenue per available room, which is calculated by dividing total room revenue by the average total rooms available, averaged $285 for second-quarter 2016 and $283 for the first six months of 2016, compared with $287 for second-quarter 2015 and $303 for the first six months of 2015. Lower Hotel revenues in the 2016 periods primarily reflect lower room rates and lower food and beverage sales, partly attributable to increased hotel capacity in the Austin area.

Hotel Cost of Sales. Hotel operating costs (excluding depreciation) totaled $7.7 million in second-quarter 2016 and $15.4 million for for the first six months of 2016, compared with $8.4 million in second-quarter 2015 and $16.5 million for the first six months of 2015. Lower costs in the 2016 periods primarily reflect lower management fees and decreased food and beverage costs.

Hotel Depreciation. Hotel depreciation totaled $0.9 million in second-quarter 2016 and $1.7 million for the first six months of 2016, compared with $1.5 million in second-quarter 2015 and $3.0 million for the first six months of 2015. Lower depreciation expense in the 2016 periods primarily reflects certain furniture and equipment being fully depreciated as of December 31, 2015.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Entertainment revenue	$4,954	$5,074	$9,130	$9,406
Entertainment cost of sales, excluding depreciation	3,927	3,744	7,032	7,173
Depreciation	371	318	706	642
Operating income	$656	$1,012	$1,392	$1,591

Entertainment Operating Income. Operating income for the Entertainment segment decreased in the 2016 periods, primarily as a result of lower revenues and, in the second quarter of 2016, higher cost of sales.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Events:
Events hosted	59	55	110	103
Estimated attendance	58,700	63,400	113,100	119,200
Ancillary net revenue per attendee	$46.06	$48.67	$51.09	$48.83
Ticketing:
Number of tickets sold	42,400	43,900	76,000	77,700
Gross value of tickets sold (in thousands)	$2,670	$3,009	$4,000	$4,790

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live, and production of recorded content for artists performing at ACL Live or 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. The decrease in entertainment revenue in the 2016 periods primarily reflects lower event attendance and lower ticket sales.

Entertainment Cost of Sales. Entertainment operating costs (excluding depreciation) totaled $3.9 million in second-quarter 2016 and $7.0 million for the first six months of 2016, compared with $3.7 million in second-quarter 2015 and $7.2 million for the first six months of 2015. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenue	$2,366	$1,869	$4,555	$3,776
Rental cost of sales, excluding depreciation	1,051	985	1,921	1,750
Depreciation	766	501	1,242	968
Operating income	$549	$383	$1,392	$1,058

Commercial Leasing Operating Income. Operating income from the Commercial Leasing segment increased in the 2016 periods, primarily as a result of rental revenue from The Oaks at Lakeway and Santal, which opened in 2016, partly offset by a decrease in revenue from Parkside Village and 5700 Slaughter, which were sold in July 2015.

Rental Revenue. Rental revenue for 2016 primarily includes revenue from The Oaks at Lakeway, office and retail space at the W Austin Hotel & Residences, Barton Creek Village and the Santal multi-family project. Rental revenue for the 2015 periods included revenue from Parkside Village and 5700 Slaughter, which were both sold on July 2, 2015. The increase in rental revenue in the 2016 periods reflects rental revenues from The Oaks at Lakeway and the Santal multi-family project, partially offset by a decrease related to the sales of Parkside Village and 5700 Slaughter.

Rental Cost of Sales. Rental operating costs totaled $1.1 million in second-quarter 2016 and $1.9 million for the first six months of 2016, compared with $1.0 million in second-quarter 2015 and $1.8 million for the first six months of 2015. The increase in rental costs in the 2016 periods primarily reflects increased operating costs relating to The Oaks at Lakeway and Santal, partially offset by a decrease in operating expenses related to the sales of Parkside Village and 5700 Slaughter.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Developed property sales	$1,300	$2,045	$3,365	$4,250
Undeveloped property sales	73	—	73	—
Commissions and other	83	214	281	510
Total revenues	1,456	2,259	3,719	4,760
Cost of sales, including depreciation	1,943	2,079	4,212	4,247
Operating (loss) income	$(487)	$180	$(493)	$513

Real Estate Operations Operating (Loss) Income. The Real Estate Operations segment reported operating losses in the 2016 periods, primarily reflecting lower revenues from developed property sales.

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase III Lots	—	$—	$—	3	$1,770	$284

Circle C
Meridian	5	1,300	147	1	275	156
Total Residential	5	$1,300		4	$2,045

	Six Months Ended June 30,
	2016			2015
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II Lots	1	$550	$190	—	$—	$—
Phase III Lots	—	—	—	3	1,770	284

Circle C
Meridian	10	2,815	159	9	2,480	156
Total Residential	11	$3,365		12	$4,250

The decrease in developed property sales revenues in the 2016 periods primarily resulted from a decrease in Amarra Drive Phase III lot sales, partly offset by an increase in lot sales at Meridian.

Commissions and Other. Commissions and other totaled $0.1 million for second-quarter 2016 and $0.3 million for the first six months of 2016, compared with $0.2 million for second-quarter 2015 and $0.5 million for the first six months of 2015.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs. Cost of sales for the 2015 periods were partly offset by Barton Creek municipal utility district (MUD) reimbursements totaling less than $0.1 million. Cost of sales totaled $1.9 million for second-quarter 2016 and $4.2 million for the first six months of 2016, compared with $2.1 million for second-quarter 2015 and $4.2 million for the first six months of 2015.

Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries, wages and other costs and totaled $4.1 million in second-quarter 2016 and $7.2 million for the first six months of 2016, compared with $2.1 million in second-quarter 2015 and $4.1 million for the first six months of 2015. Beginning January 1, 2016, general and administrative expenses are managed on a consolidated basis and are not allocated to our operating segments. The segment disclosures for the second quarter and first six months of 2015 have been recast to be consistent with the second quarter and first six months of 2016. Costs were higher for the 2016 periods, primarily reflecting higher legal and consulting fees mainly due to $1.9 million in second-quarter 2016 and $2.5 million for the first six months of 2016 associated with Stratus' successful proxy contest. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) totaled $3.9 million for second-quarter 2016 and $7.6 million for the first six months of 2016, compared with $2.3 million for second-quarter 2015 and $4.6 million for the first six months of 2015. The increase in interest expense in the 2016 periods primarily reflects higher loan balances and interest rates primarily reflecting our refinancing of the W Austin Hotel & Residences, and increased construction loans to support development of The Oaks at Lakeway and the Santal multi-family project.

Capitalized interest totaled $1.6 million for second-quarter 2016 and $3.3 million for the first six months of 2016, compared with $1.3 million for second-quarter 2015 and $2.7 million for the first six months of 2015 and is primarily related to development activities at Barton Creek and at The Oaks at Lakeway.

Loss on Interest Rate Derivative Instruments. We recorded losses of $0.1 million for second-quarter 2016 and $0.5 million for the first six months of 2016, compared with a loss of less than $0.1 million in second-quarter 2015 and $0.1 million for the first six months of 2015, associated with changes in the fair value of our interest rate cap agreement.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.8 million for the first six months of 2016 associated with the full repayment of our existing obligations under the Bank of America loan with the proceeds from the Goldman Sachs loan.

Other Income, Net. We recorded other income of less than $0.1 million for the second quarter and first six months of 2016, compared with $0.3 million for the second quarter and first six months of 2015. Other income for the 2015 periods included interest received in connection with Barton Creek MUD reimbursements.

Equity in Unconsolidated Affiliates' (Loss) Income. We account for our interests in our unconsolidated affiliates using the equity method. Our equity in the net (loss) income of these entities totaled less than $(0.1) million for second-quarter 2016 and $0.1 million for the first six months of 2016, compared with $(0.2) million for second-quarter 2015 and $(0.1) million for the first six months of 2015.

Benefit from (Provision for) Income Taxes. We recorded a tax benefit from (provision for) income taxes of $1.3 million for second-quarter 2016 and $2.3 million for the first six months of 2016, compared with $0.2 million for second-quarter 2015 and less than ($0.1) million for the first six months of 2015. Both the 2016 and 2015 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 35 percent is primarily attributable to the state margin tax. The state margin tax in the 2015 periods was partially offset by the tax effect of income attributable to noncontrolling interests.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $0.9 million for second-quarter 2015 and $1.9 million for the first six months of 2015. Stratus did not have net income attributable to noncontrolling interests in subsidiaries in the 2016 periods, primarily because of Stratus' purchase of Canyon-Johnson’s approximate 58 percent interest in the Block 21 Joint Venture (which owns the W Austin Hotel & Residences) in September 2015, resulting in Stratus owning 100 percent of the entity.

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

Comparison of Cash Flows for the Six Months Ended June 30, 2016 and 2015
Operating Activities. Cash used in operating activities totaled $10.3 million during the first six months of 2016, compared with $0.6 million during the first six months of 2015. The decrease in the 2016 period, compared to the 2015 period, is primarily a result of the net loss attributable to common stockholders, an increase in deferred charges associated with leases at The Oaks at Lakeway and restricted cash related to reserves for debt service, taxes, and insurance for the Goldman Sachs loan, partially offset by lower purchases and development of real estate. The first six months of 2015 also included MUD reimbursements of $5.3 million. Expenditures for purchases and development of real estate properties totaled $7.6 million during the first six months of 2016 and $15.7 million during the first six months of 2015, and primarily included development costs for our Barton Creek properties.

Investing Activities. Cash used in investing activities totaled $22.5 million during the first six months of 2016, compared with $16.7 million during the first six months of 2015. Development of commercial leasing properties increased during the first six months of 2016 to $21.9 million, compared with $16.2 million during the first six months of 2015, primarily relating to the Santal multi-family and The Oaks at Lakeway projects.

Financing Activities. Cash provided by financing activities totaled $26.2 million during the first six months of 2016, compared with $13.1 million during the first six months of 2015. During the first six months of 2016, net borrowings on the Comerica credit facility totaled $8.9 million, compared with $8.1 million for the first six months of 2015. Net borrowings on other project and term loans totaled $18.5 million for the first six months of 2016, compared with $6.1 million for the first six months of 2015. The increase in borrowings for the first six months of 2016 primarily reflects borrowings to fund the development of the Santal multi-family and The Oaks at Lakeway projects (see Note 4) and the refinancing of the W Austin Hotel & Residences. We also incurred $1.0 million in financing costs for the first six months of 2016 primarily related to our new Goldman Sachs loan. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at June 30, 2016.

Credit Facility and Other Financing Arrangements
At June 30, 2016, we had total debt based on the principal amounts outstanding of $290.5 million, compared with $263.1 million at December 31, 2015. The principal amount of our debt at June 30, 2016, consisted of the following:

•	$149.2 million under the Goldman Sachs loan, the proceeds of which were used to refinance the W Austin Hotel & Residences in January 2016.

•	$53.1 million under the construction loan agreement to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (the Lakeway construction loan).

•
$42.0 million under the $52.5 million Comerica credit facility, which is comprised of a $45.0 million revolving line of credit, $3.0 million of which was available at June 30, 2016, and a $7.5 million letters of credit tranche, against which $2.3 million was committed and $5.2 million was available at June 30, 2016. The

Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing.

•
$28.6 million under the construction loan agreement to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek (the Santal construction loan).

•	$8.0 million under an unsecured term loan with Diversified Real Asset Income Fund (DRAIF), formerly American Strategic Income Portfolio or ASIP.

•	$5.7 million under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•	$3.8 million under the term loan agreement with Holliday Fenoglio Fowler, L.P., the proceeds of which were used to purchase approximately 142 acres of land in Magnolia, Texas (the Magnolia loan).

See Note 8 for discussion of additional indebtedness incurred subsequent to June 30, 2016.

The Comerica credit facility and our DRAIF unsecured term loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of June 30, 2016, Stratus' total stockholders' equity was $132.6 million. See Note 7 in our 2015 Form 10-K and Notes 4 and 8 of this Form 10-Q for further discussion of our outstanding debt.

The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2016 (in thousands):

	2016		2017	2018	2019	2020	Thereafter	Total
Goldman Sachs loan	$1,069		$2,096	$2,215	$2,342	$2,477	$139,049	$149,248
Lakeway construction loan	—		315	1,284	51,537		—	53,136
Comerica credit facility	—		42,010	—	—	—	—	42,010
Santal construction loan	—		—	28,642	—	—	—	28,642
DRAIF term loan	8,000	[a]	—	—	—	—	—	8,000
Barton Creek Village term loan	74		153	160	167	173	4,992	5,719
Magnolia loan	3,750	[b]	—	—	—	—	—	3,750
Total	$12,893		$44,574	$32,301	$54,046	$2,650	$144,041	$290,505

a.	Matures December 31, 2016.

b.	Matures October 1, 2016.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the outcome of the strategic review process, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our board of directors considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. in our 2015 Form 10-K filed with the SEC, as updated by our subsequent filings with the SEC.

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

At June 30, 2016, $123.8 million face value of our total outstanding debt of $290.5 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.2 million.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three months ended June 30, 2016.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
April 1 to 30, 2016	—	$—	—	991,695
May 1 to 31, 2016	—	—	—	991,695
June 1 to 30, 2016	—	—	—	991,695
Total	—	—	—

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

Date: August 9, 2016

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

10.1
Fifth Amendment to Construction Loan Agreement among Stratus Lakeway Center L.L.C, as Borrower, PlainsCapital Bank, as Administrative Agent and the Other Financial Institutions party thereto, as Lenders dated as of October 29, 2015.
X

10.2*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.3*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

E-1