Form 10-Q
period 2016-09-30
STRATUS PROPERTIES INC
filed 2016-11-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

On October 31, 2016, there were issued and outstanding 8,098,140 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$16,240	$17,036
Restricted cash	10,682	8,731
Real estate held for sale	21,526	25,944
Real estate under development	111,491	139,171
Land available for development	13,733	23,397
Real estate held for investment, net	240,614	186,626
Deferred tax assets	28,156	15,329
Other assets	15,407	13,871
Total assets	$457,849	$430,105

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$7,930	$14,182
Accrued liabilities, including taxes	23,088	10,356
Debt	285,358	260,592
Other liabilities	10,247	8,301
Total liabilities	326,623	293,431

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	92	91
Capital in excess of par value of common stock	192,788	192,122
Accumulated deficit	(40,969)	(35,144)
Common stock held in treasury	(20,760)	(20,470)
Total stockholders’ equity	131,151	136,599
Noncontrolling interests in subsidiaries	75	75
Total equity	131,226	136,674
Total liabilities and equity	$457,849	$430,105

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Hotel	$8,268	$8,521	$29,501	$31,194
Entertainment	4,190	4,159	13,236	13,463
Commercial leasing	2,567	787	6,761	4,311
Real estate operations	6,155	6,210	9,858	10,920
Total revenues	21,180	19,677	59,356	59,888
Cost of sales:
Hotel	6,891	6,782	22,248	23,159
Entertainment	3,713	3,423	10,532	10,514
Commercial leasing	1,390	516	3,295	2,216
Real estate operations	4,075	4,459	8,173	8,580
Depreciation	2,189	2,063	5,854	6,713
Total cost of sales	18,258	17,243	50,102	51,182
General and administrative expenses	2,497	2,187	9,718	6,308
Gain on sales of assets	—	(20,729)	—	(20,729)
Total	20,755	(1,299)	59,820	36,761
Operating income (loss)	425	20,976	(464)	23,127
Interest expense, net	(2,579)	(855)	(6,894)	(2,736)
Gain (loss) on interest rate derivative instruments	174	(918)	(301)	(986)
Loss on early extinguishment of debt	—	—	(837)	—
Other income, net	6	15	14	304
(Loss) income before income taxes and equity in unconsolidated affiliates' (loss) income	(1,974)	19,218	(8,482)	19,709
Equity in unconsolidated affiliates' (loss) income	(3)	(280)	70	(398)
Benefit from (provision for) income taxes	318	(5,197)	2,587	(5,244)
(Loss) income from continuing operations	(1,659)	13,741	(5,825)	14,067
Income from discontinued operations, net of taxes	—	—	—	3,218
Net (loss) income	(1,659)	13,741	(5,825)	17,285
Net income attributable to noncontrolling interests in subsidiaries	—	(3,493)	—	(5,414)
Net (loss) income attributable to common stockholders	$(1,659)	$10,248	$(5,825)	$11,871

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.20)	$1.27	$(0.72)	$1.07
Discontinued operations	—	—	—	0.40
	$(0.20)	$1.27	$(0.72)	$1.47

Weighted-average shares of common stock outstanding:
Basic	8,094	8,063	8,086	8,055
Diluted	8,094	8,094	8,086	8,085

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net (loss) income	$(1,659)	$13,741	$(5,825)	$17,285

Other comprehensive income, net of taxes:
Gain on interest rate swap agreement	—	438	—	457
Other comprehensive income	—	438	—	457

Total comprehensive (loss) income	(1,659)	14,179	(5,825)	17,742
Total comprehensive income attributable to noncontrolling interests	—	(3,666)	—	(5,592)
Total comprehensive (loss) income attributable to common stockholders	$(1,659)	$10,513	$(5,825)	$12,150

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flow from operating activities:
Net (loss) income	$(5,825)	$17,285
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,854	6,713
Cost of real estate sold	4,546	4,935
Loss on early extinguishment of debt	837	—
Gain on sales of assets	—	(20,729)
Loss on interest rate derivative contracts	301	986
Debt issuance cost amortization and stock-based compensation	1,233	1,177
Gain on sale of 7500 Rialto, net of tax	—	(3,218)
Equity in unconsolidated affiliates' (income) loss	(70)	398
Deposits	1,054	1,267
Deferred income taxes	(12,827)	1,470
Purchases and development of real estate properties	(10,919)	(20,591)
Municipal utility district reimbursement	12,302	5,307
Increase in other assets	(2,675)	(3,519)
Increase in accounts payable, accrued liabilities and other	7,071	11,863
Net cash provided by operating activities	882	3,344

Cash flow from investing activities:
Capital expenditures	(24,820)	(37,383)
Net proceeds from sales of assets	—	43,266
Other, net	(19)	6
Net cash (used in) provided by investing activities	(24,839)	5,889

Cash flow from financing activities:
Borrowings from credit facility	24,000	55,826
Payments on credit facility	(19,120)	(20,857)
Borrowings from project loans	174,342	60,202
Payments on project and term loans	(154,584)	(36,081)
Purchase of noncontrolling interest	—	(61,991)
Stock-based awards net (payments) proceeds, including excess tax benefit	(146)	1,722
Noncontrolling interests distributions	—	(4,244)
Financing costs	(1,331)	(265)
Net cash provided by (used in) financing activities	23,161	(5,688)
Net (decrease) increase in cash and cash equivalents	(796)	3,545
Cash and cash equivalents at beginning of year	17,036	29,645
Cash and cash equivalents at end of period	$16,240	$33,190

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit					Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value				Number of Shares	At Cost			Total Equity
Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	$—	1,093	$(20,470)	$136,599	$75	$136,674
Exercised and issued stock-based awards	43	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	523	—	—	—	—	523	—	523
Tax benefit for stock-based awards	—	—	144	—	—	—	—	144	—	144
Tender of shares for stock-based awards	—	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(5,825)	—	—	—	(5,825)	—	(5,825)
Balance at September 30, 2016	9,203	$92	$192,788	$(40,969)	$—	1,105	$(20,760)	$131,151	$75	$131,226

Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	42	—	—	—	—	—	—	—	—	—
Stock-based compensation	2	—	421	—	—	—	—	421	—	421
Tax benefit for stock-based awards	—	—	1,866	—	—	—	—	1,866	—	1,866
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,244)	(4,244)
Purchase of noncontrolling interest in consolidated subsidiary, net of taxes	—	—	(14,453)	—	—	—	—	(14,453)	(39,920)	(54,373)
Total comprehensive income	—	—	—	11,871	279	—	—	12,150	5,592	17,742
Balance at September 30, 2015	9,160	$91	$192,103	$(35,450)	$—	1,093	$(20,470)	$136,274	$71	$136,345

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2015 Form 10-K) filed with the United States Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month and nine-month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Net (loss) income	$(1,659)		$13,741		$(5,825)		$17,285
Net income attributable to noncontrolling interests in subsidiaries	—		(3,493)		—		(5,414)
Net (loss) income attributable to Stratus common stockholders	$(1,659)		$10,248		$(5,825)		$11,871

Basic weighted-average shares of common stock outstanding	8,094		8,063		8,086		8,055

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	—	[a]	31	[b]	—	[a]	30	[b]

Diluted weighted-average shares of common stock outstanding	8,094		8,094		8,086		8,085

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.20)		$1.27		$(0.72)		$1.47
a. Excludes approximately 124 thousand shares of common stock for both the third quarter and first nine months of 2016 associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock and RSUs that were anti-dilutive.
b. Excludes approximately 22 thousand shares of common stock for third-quarter 2015 and 28 thousand shares of common stock for the first nine months of 2015 associated with RSUs that were anti-dilutive.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$1	$1
Liabilities:
Interest rate swap agreement	946	946	646	646
Debt	285,358	288,059	260,592	263,303

Interest Rate Cap Agreement. On September 30, 2013, Stratus’ joint venture with Canyon-Johnson Urban Fund II, L.P. (the Block 21 Joint Venture) paid $0.5 million to enter into an interest rate cap agreement that expired on September 29, 2016 (see Note 5 of the 2015 Form 10-K for further discussion).

Interest Rate Swap Agreement. On December 13, 2013, Stratus' joint venture with LCHM Holdings, LLC, formerly Moffett Holdings, LLC, for the development of Parkside Village (the Parkside Village Joint Venture), entered into a 10-year interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive income (loss). The instrument effectively converted the variable rate portion of the Parkside Village Joint Venture's loan from Comerica Bank (the Parkside Village loan) from the one-month London Interbank Offered Rate (LIBOR) to a fixed rate of 2.3 percent. In connection with the sale of the Parkside Village property on July 2, 2015, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the accumulated other comprehensive loss balance of $0.6 million on July 2, 2015, was reclassified to the Consolidated Statement of Operations as a loss on interest rate derivative instruments, and changes in the fair value of the instrument are being recorded in the Consolidated Statement of Operations (including a gain of $0.2 million in third-quarter 2016 and a loss of $0.3 million for the first nine months of 2016). Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

4.	DEBT
The components of Stratus' debt are as follows:

	September 30, 2016		December 31, 2015
Goldman Sachs loan	$147,490		$—
Bank of America loan (BoA loan)	—		128,230
Lakeway construction loan	53,556		45,931
Comerica credit facility	38,029		53,149
Santal construction loan	30,012		15,874
Diversified Real Asset Income Fund (DRAIF) term loan	7,998		7,993
Barton Creek Village term loan	5,590		5,689
Amarra Drive credit facility	2,683		—
Magnolia loan	—	[a]	3,726
Total debt[b]	$285,358		$260,592

a.	The term loan with Holliday Fenoglio Fowler, L.P. was paid during third-quarter 2016.

b.
Includes net reductions for unamortized debt issuance costs of $2.4 million at September 30, 2016, and $2.5 million at December 31, 2015. See Note 7 for a discussion of a change in presentation of debt issuance costs.

On January 5, 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Goldman Sachs loan) with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Stratus used the proceeds from the Goldman Sachs loan to fully repay its existing obligations under the BoA loan and the $20.0 million Comerica term loan included as part of the Comerica credit facility. In connection with prepayment of the BoA loan, Stratus recorded a loss on early extinguishment of debt totaling $0.8 million.

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

On July 12, 2016, a Stratus subsidiary entered into an $8.0 million stand-alone revolving credit facility with Comerica Bank (the Amarra Drive credit facility). The proceeds of the Amarra Drive credit facility will be used for the construction of single family townhomes and related improvements at the Amarra Villas. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Drive credit facility matures on July 12, 2019, and is secured by assets at Stratus’ 20-unit Villas at Amarra Drive townhome project (the Amarra Villas), which had a net book value of $8.2 million at September 30, 2016. The Amarra Drive credit facility is guaranteed by Stratus and contains financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. Principal paydowns will be made as townhomes sell, and additional amounts will be borrowed as additional townhomes are constructed. As of October 31, 2016, Stratus had $2.9 million outstanding under the Amarra Drive credit facility.

On August 5, 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan). The proceeds of the West Killeen Market loan will be used for the construction of the West Killeen Market project. Stratus will make an initial draw on the West Killeen Market loan after certain site improvements have been completed. Interest on the loan will be variable at one-month LIBOR plus 2.75 percent, with a minimum interest rate of 3.0 percent. Payments of interest only will be made monthly during the initial 42 months of the 72-month term, followed by 30 months of monthly principal and interest payments based on a 30-year amortization. Borrowings on the West Killeen Market loan will be secured by assets at Stratus’ West Killeen Market retail project in Killeen, Texas, which had a net book value of $4.1 million at September 30, 2016, and will be guaranteed by Stratus until construction is completed and certain debt service coverage ratios are met.

On August 12, 2016, the Comerica credit facility was amended to allow Stratus and certain of its wholly owned subsidiaries to use the $7.5 million letters of credit tranche to fund Stratus’ working capital needs, including land acquisitions; however, without prior approval from Comerica, individual land acquisitions may not exceed $3.0 million. All amounts borrowed under the letters of credit tranche to fund working capital needs pursuant to the amendment must be repaid in full by March 31, 2017, at which point the amendment will terminate.

For a description of Stratus' other loans, refer to Note 7 in the Stratus 2015 Form 10-K.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $4.1 million for third-quarter 2016, $2.2 million for third-quarter 2015, $11.7 million for the first nine months of 2016 and $6.8 million for the first nine months of 2015. Stratus' capitalized interest costs totaled $1.5 million for third-quarter 2016, $1.4 million for third-quarter 2015, $4.8 million for the first nine months of 2016 and $4.1 million for the first nine months of 2015. Capitalized interest costs for the 2016 and 2015 periods primarily related to development activities at Barton Creek and The Oaks at Lakeway.

5.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2015 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $28.2 million at September 30, 2016, and $15.3 million at December 31, 2015. The increase in deferred tax assets of $12.8 million in 2016 is primarily associated with the anticipated closing of the sale of The Oaks at Lakeway in fourth-quarter 2016, which is expected to result in a current taxable gain which would be deferred under generally accepted accounting principles in the United States. Stratus’ income tax benefit for the third quarter of 2016 includes current income tax expense of $12.5 million offset by a deferred tax benefit of $12.8 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first nine months of 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax. The difference between Stratus' consolidated effective income tax rate for the first nine months of 2015, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the state margin tax partially offset by the tax effect of income attributable to noncontrolling interests.

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

Stratus uses operating income or loss to measure the performance of each segment. General and administrative expenses primarily consist of employee salaries, wages and other costs, and beginning January 1, 2016, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The segment disclosures for the 2015 periods have been recast to be consistent with the presentation of general and administrative expenses in the 2016 periods. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Segment data presented below were prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Hotel	Entertainment	Commercial Leasing[a]	Real Estate Operations[b]	Corporate, Eliminations and Other[c]		Total
Three Months Ended September 30, 2016:
Revenues:
Unaffiliated customers	$8,268	$4,190	$2,567	$6,155	$—		$21,180
Intersegment	60	6	203	8	(277)		—
Cost of sales, excluding depreciation	6,893	3,837	1,398	4,076	(135)		16,069
Depreciation	873	378	920	55	(37)		2,189
General and administrative expenses	—	—	—	—	2,497	[d]	2,497
Operating income (loss)	$562	$(19)	$452	$2,032	$(2,602)		$425
Capital expenditures[e]	$16	$(16)	$2,385	$3,290	$—		$5,675
Municipal utility district (MUD) reimbursements	—	—	—	12,302	—		12,302
Total assets at September 30, 2016	104,674	38,240	119,968	171,465	23,502		457,849

Three Months Ended September 30, 2015:
Revenues:
Unaffiliated customers	$8,521	$4,159	$787	$6,210	$—	$19,677
Intersegment	76	22	134	8	(240)	—
Cost of sales, excluding depreciation	6,792	3,493	524	4,458	(87)	15,180
Depreciation	1,494	323	222	58	(34)	2,063
General and administrative expenses	—	—	—	—	2,187	2,187
Gain on sales of assets	—	—	(20,729)	—	—	(20,729)
Operating income (loss)	$311	$365	$20,904	$1,702	$(2,306)	$20,976
Capital expenditures[e]	$241	$52	$20,350	$4,888	$—	$25,531
MUD reimbursements	—	—	—	5,307	—	5,307
Total assets at September 30, 2015	108,877	49,039	26,522	231,228	11,704	427,370

	Hotel	Entertainment	Commercial Leasing[a]	Real Estate Operations[b]	Eliminations and Other[c]		Total
Nine Months Ended September 30, 2016:
Revenues:
Unaffiliated customers	$29,501	$13,236	$6,761	$9,858	$—		$59,356
Intersegment	220	90	564	24	(898)		—
Cost of sales, excluding depreciation	22,322	10,869	3,319	8,174	(436)		44,248
Depreciation	2,570	1,084	2,162	169	(131)		5,854
General and administrative expenses	—	—	—	—	9,718	[d]	9,718
Operating income (loss)	$4,829	$1,373	$1,844	$1,539	$(10,049)		$(464)
Capital expenditures[e]	$277	$263	$24,280	$10,919	$—		$35,739
MUD reimbursements	—	—	—	12,302	—		12,302

Nine Months Ended September 30, 2015:
Revenues:
Unaffiliated customers	$31,194	$13,463	$4,311	$10,920	$—	$59,888
Intersegment	217	124	386	58	(785)	—
Cost of sales, excluding depreciation	23,247	10,666	2,274	8,580	(298)	44,469
Depreciation	4,484	965	1,190	183	(109)	6,713
General and administrative expenses	—	—	—	—	6,308	6,308
Gain on sales of assets	—	—	(20,729)	—	—	(20,729)
Operating income (loss)	$3,680	$1,956	$21,962	$2,215	$(6,686)	$23,127
Income from discontinued operations[f]	$—	$—	$3,218	$—	$—	$3,218
Capital expenditures[e]	689	121	36,573	20,591	—	57,974
MUD reimbursements	—	—	—	5,307	—	5,307

a.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015.

b.	Includes sales commissions and other revenues together with related expenses.

c.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

d.
General and administrative costs were higher in the third quarter and first nine months of 2016, compared with the third quarter and first nine months of 2015, primarily reflecting higher legal and consulting fees mainly due to $0.3 million in third-quarter 2016 and $2.8 million for the first nine months of 2016 associated with Stratus' successful proxy contest.

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
On October 4, 2016, Stratus entered into an agreement to sell The Oaks at Lakeway to TA Realty, LLC (TA Realty) for $114.0 million in cash. The sales agreement provides for a closing in fourth-quarter 2016, subject to the satisfaction or waiver of a number of significant conditions, in addition to customary closing conditions. As a condition to closing, the parties are required to enter into three master lease agreements: (1) one covering unleased in-line retail space, with a five-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. Stratus projects that, as of the closing, its master lease rent obligation will approximate $190,000 per month and will decline over time until leasing is complete and all leases are assigned to the purchaser, which is projected to occur by December 2018. Stratus expects pre-tax net cash proceeds at closing to approximate $50.0 million and expects to use these projected net cash proceeds to pay indebtedness outstanding under its revolving line of credit and its term loan with DRAIF, which would result in Stratus having substantially no debt outstanding except for other project-specific debt. Stratus has agreed to guarantee the obligations of its selling subsidiary under the purchase agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to Stratus' obligation to satisfy the selling subsidiary’s indemnity obligations for its broker commissions or similar compensation or Stratus' liability in guaranteeing the selling subsidiary’s obligations under the master leases to be entered into with TA Realty at closing. To secure its obligations under the master leases, Stratus is required to provide a $1.5 million irrevocable letter of credit with a three-year term.

The accompanying unaudited consolidated balance sheets include the following balances associated with The Oaks at Lakeway (in thousands):

	September 30, 2016	December 31, 2015
Real estate under development	$19,953	$28,839
Real estate held for investment, net	51,996	35,866
Other assets	3,671	1,782
Accrued liabilities, including taxes	5,644	549
Debt	53,556	45,931
Other liabilities	748	442

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

Sale of The Oaks at Lakeway. In October 2016, we entered into a sales agreement with TA Realty, LLC (TA Realty) to sell The Oaks at Lakeway for $114.0 million in cash. The sale is in accordance with our five-year plan, and we believe it provides strong evidence of the value created by our five-year plan strategy, including our grocery-anchored retail development program. While we have a number of steps to complete before closing, we believe the sale remains on track to close in December 2016.

The Oaks at Lakeway is a HEB Grocery Company, L.P. (HEB)-anchored retail project planned for 236,739 square feet of commercial space and is located in Lakeway, Texas in the Lake Travis community. The project, the tracts for which we acquired between May 2013 and September 2014, is 100 percent owned by Stratus. The sale does not include approximately 34.7 acres of undeveloped property in the back portion of the development, which is zoned for residential, hotel and civic uses.

We expect pre-tax net cash proceeds at closing to approximate $50.0 million, after payment of estimated transaction expenses, a net profits participation payment due to HEB, and payoff of the projected balance of the related construction loan. We expect to use these projected net cash proceeds to pay indebtedness outstanding under our Comerica credit facility and Diversified Real Asset Income Fund (DRAIF) term loan, which would result in Stratus having substantially no debt outstanding except for other project-specific debt.

We have agreed to guarantee the obligations of our selling subsidiary under the purchase agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to our obligation to satisfy the selling subsidiary’s indemnity obligations for its broker commissions or similar compensation or our liability in guaranteeing the selling subsidiary’s obligations under master leases to be entered into with TA Realty at closing, which are described below.

The transaction is expected to close on December 15, 2016, subject to the satisfaction or waiver of closing conditions. The purchase agreement is subject to a 45-day inspection period (which expires on November 18, 2016) during which TA Realty can terminate the purchase agreement in its sole discretion, and is conditioned on HEB agreeing to a specified amendment to its lease, which HEB may grant in its sole discretion. The purchase agreement also contains representations, warranties, covenants, closing conditions, and termination provisions customary for transactions of this type.

Additionally, as a condition to closing, our selling subsidiary is required to enter into three master lease agreements with TA Realty: (1) one covering unleased in-line retail space, with a five-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. The hotel pad is currently leased and the master hotel lease will become effective only if the current hotel lessee defaults prior to completion of the hotel. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to TA Realty and the corresponding property will be removed from the master lease, reducing our selling subsidiary’s master lease payment obligation. We project that, as of the closing, our master lease payment obligation will approximate $190,000 per month and will decline over time until leasing is complete and all leases are assigned to TA Realty, which is projected to occur by December 2018. To secure our obligations under the master leases, we are required to provide a $1.5 million irrevocable letter of credit with a three-year term.

With respect to the master leases, if we are not successful in leasing unleased space as projected, or tenants currently paying rent default prior to their leases being assigned to TA Realty, our selling subsidiary would be responsible for the attributable lease payments to TA Realty through the earlier of (1) the time alternative lease arrangements can be made and the lease is assigned to TA Realty and (2) the end of the term of the applicable master lease.

In the event of a default by TA Realty after the 45-day inspection period, earnest money of $5.0 million would be delivered to us as liquidated damages in full satisfaction of our claims against TA Realty for the default.

General. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Hotel & Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan. See "Business Strategy and Related Risks" below.

The number of developed lots/units, acreage under development and undeveloped acreage as of September 30, 2016, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	298	38	—	38	512	289	398	1,199	1,237
Circle C	13	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway	—	—	87	87	—	—	—	—	87
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	9	9	—	—	—	—	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	313	38	96	134	512	325	796	1,633	1,767

Our residential holdings at September 30, 2016, are principally in southwest Austin, Texas, and include developed lots at Barton Creek and the Circle C community, and condominium units at the W Austin Hotel & Residences. See "Development Activities - Residential" for further discussion. Our commercial holdings at September 30, 2016, consist of the office and retail space at the W Austin Hotel & Residences, the first phase of Barton Creek Village, The Oaks at Lakeway and the first phase of the Santal multi-family project. See "Sale of The Oaks at Lakeway" above, and "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which the remaining two unsold units were being marketed as of September 30, 2016), and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio. Our 3TEN ACL Live venue, which is located on the site of the W Austin Hotel & Residences, opened in March 2016. The 3TEN ACL Live venue has a capacity of approximately 350 people and is designed to be more intimate than ACL Live, which can accommodate approximately 3,000 people.

For third-quarter 2016, our revenues increased to $21.2 million and our net loss attributable to common stockholders totaled $1.7 million, compared with revenues of $19.7 million and net income attributable to common stockholders of $10.2 million for third-quarter 2015. The increase in revenues in third-quarter 2016 primarily reflects increased commercial leasing revenue relating to The Oaks at Lakeway and Santal, partially offset by lower room revenues from the W Austin Hotel. For the first nine months of 2016, our revenues were $59.4 million and our net loss attributable to common stockholders totaled $5.8 million, compared with revenues of $59.9 million and net income attributable to common stockholders of $11.9 million for the first nine months of 2015. The slight decrease in revenues for the first nine months of 2016, compared with the first nine months of 2015, primarily reflects decreased revenue from the W Austin Hotel and lower lot sales, partially offset by increased commercial leasing revenue relating to The Oaks at Lakeway and Santal. The results for the first nine months of 2016 also reflect an increase in general and administrative expenses primarily due to costs of $2.8 million associated with our successful proxy contest, and higher interest expense. Higher interest expense reflects increased borrowings and higher interest rates associated with our refinancing of the W Austin Hotel & Residences and construction loans to support our development projects. In January 2016, we refinanced debt associated with our wholly owned W Austin Hotel & Residences with longer-term, fixed-rate debt, and reported a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders) for the first nine months of 2016.

The results for the third quarter and first nine months of 2015 included a gain of $20.7 million ($10.8 million to net income attributable to common stockholders) on the sales of Parkside Village and 5700 Slaughter, and reductions of $3.5 million and $5.4 million, respectively, for net income attributable to noncontrolling interests in subsidiaries relating to our former joint venture partner’s interest in the W Austin Hotel & Residences. The first nine months of 2015 also included the recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million ($3.2 million to net income attributable to common stockholders).

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
In March 2015, we announced that our board of directors had unanimously approved a five-year plan to create value for stockholders by methodically developing certain existing assets and strategically marketing other assets for sale at appropriate values. Under the plan, any future new projects will be complementary to existing operations and will be projected to be developed and sold within a five-year time frame. Consistent with our five-year plan, on July 2, 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively. As discussed above in “Overview - Sale of The Oaks at Lakeway,” we have entered into an agreement to sell The Oaks at Lakeway for $114.0 million in cash. In addition, we continue to market our completed single-family homesites, have more than 55 percent of the first phase of our Santal multi-family units leased, have secured permits for the second phase of the Santal multi-family project, and continue to progress our development projects and plans, including additional HEB-anchored projects.

In April 2016, we announced that our board of directors authorized management to explore a full range of strategic alternatives to enhance value for our stockholders, including, but not limited to, a sale of Stratus, a sale of certain of our core assets, a share repurchase program, and continuing our long-term plans to develop the value of our properties. After conducting a thorough process of evaluating several financial advisors, we engaged Hentschel & Company, a premier boutique investment banking advisory firm focused on the real estate industry, as financial advisor in connection with the review of strategic alternatives. The board of directors has not set a definitive timeline for completion of this review process and has not determined to enter into any transaction. There can be no assurance that this process will result in any change to the previously announced five-year plan, a sale transaction or any other transaction. We do not intend to comment further or to disclose developments regarding the process until such time as our board of directors has determined the outcome of the process or otherwise determines that further disclosure is appropriate.
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
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing our pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved, and we believe we have the financial flexibility to fully exploit our development opportunities and resources in accordance with our five-year plan. During the first nine months of 2016, our operating cash flows reflect purchases and development of real estate properties totaling $10.9 million, funded primarily from construction and term loans, to invest in new development opportunities to be executed over the next 24 months. As of September 30, 2016, we had $12.2 million of availability under our credit facility with Comerica Bank, which matures in August 2017.

Although as of September 30, 2016, we have scheduled debt maturities of $8.7 million occurring in fourth-quarter 2016 and $40.6 million in 2017, and significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See "Capital Resources and Liquidity" below regarding recent debt repayments and refinancing and “Risk Factors” included in Part 1, Item 1A. of our 2015 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Residential. As of September 30, 2016, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	13	—	—	13
Phase III Lots	49	—	—	49
Townhomes	—	20	170	190
Section N Multi-family
Santal Multi-family	236	—	—	236
Other Section N	—	—	1,624	1,624
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	13	—	—	13
Tract 101 Multi-family	—	—	240	240
Tract 102 Multi-family	—	—	56	56
Flores Street	—	—	6	6
W Austin Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	313	20	2,252	2,585

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

Amarra Drive. Amarra Drive Phase II, which consists of 35 lots on 51 acres, was substantially completed in October 2008. During the first nine months of 2016, we sold one Phase II lot for $0.6 million and as of September 30, 2016, 13 Phase II lots remained available for sale.

In first-quarter 2015, we substantially completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During the first nine months of 2016, we sold five Phase III lots for $3.9 million and as of September 30, 2016, 49 Phase III lots remained available for sale. As of October 31, 2016, four Phase III lots were under contract.

The Villas at Amarra Drive townhome project is a 20-unit development for which we completed site work in late 2015. Construction of the first five of 20 townhomes commenced in March 2016 and is expected to be completed in early 2017. As of October 31, 2016, we are marketing these townhomes for sale. The townhomes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages.

Section N. The Santal multi-family project, a garden-style apartment complex, was substantially completed in August 2016 and includes 236 apartment units. We began recognizing rental revenue, which is included in the Commercial Leasing segment, in January 2016. As of October 31, 2016, 131 units were leased. Permits for the second 212-unit phase have been secured.

Circle C. We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in first-quarter 2014. During the first nine months of 2016, we sold 18 Meridian lots for $5.0 million and as of September 30, 2016, 13 lots remained available for sale. During October 2016, we sold one additional Meridian lot and as of October 31, 2016, one Meridian lot was under contract.

W Austin Residences. As of September 30, 2016, two condominium units remained available for sale and are being marketed.

Commercial. As of September 30, 2016, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Treaty Oak Bank	3,085	—	—	3,085
Barton Creek Village Phase I	22,366	—	—	22,366
Barton Creek Village Phase II	—	—	16,000	16,000
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Tract GR1	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
The Oaks at Lakeway	217,736	19,003	—	236,739
Magnolia	—	—	351,000	351,000
West Killeen Market	—	44,000	—	44,000
Total Square Feet	299,830	63,003	3,132,938	3,495,771

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

Barton Creek. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of September 30, 2016, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. As of September 30, 2016, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. We received final approval from the City in August 2015 for a mixed-use development of approximately 320,000 square feet, and we expect to be in position to move forward with development in 2017.

W Austin Hotel & Residences. The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of September 30, 2016, both the office and retail space were substantially occupied.

The Oaks at Lakeway. As further discussed in Note 8 and "Overview - Sale of The Oaks at Lakeway," in October 2016, we entered into an agreement to sell The Oaks at Lakeway. The Oaks at Lakeway is a HEB-anchored retail project planned for 236,739 square feet of commercial space. As of September 30, 2016, leases for approximately 90 percent of the space, including the HEB lease, have been executed and leasing for the remaining space is under way. The HEB store opened in October 2015, and 19 retail tenants opened as of September 30, 2016. Construction of 217,736 square feet is substantially complete, and construction of the remaining space will be started once leases have been executed.

Magnolia. The Magnolia project is a HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete and road expansion by the Texas Department of Transportation is in progress and expected to be completed in 2017. The HEB store is presently expected to open in late 2018 or early 2019.

West Killeen Market. In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, a HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016, and the HEB store is scheduled to open in March 2017.

UNCONSOLIDATED AFFILIATE

Crestview Station. Crestview Station is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. As of September 30, 2016, the Crestview Station Joint Venture has sold all of its properties except for one commercial site (see Note 6 in our 2015 Form 10-K). We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.

The following table summarizes our results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss):
Hotel	$562	$311	$4,829	$3,680
Entertainment	(19)	365	1,373	1,956
Commercial leasing	452	20,904	1,844	21,962
Real estate operations	2,032	1,702	1,539	2,215
Corporate, eliminations and other	(2,602)	(2,306)	(10,049)	(6,686)
Operating income (loss)	$425	$20,976	$(464)	$23,127
Interest expense, net	$(2,579)	$(855)	$(6,894)	$(2,736)
Income from discontinued operations, net of taxes	$—	$—	$—	$3,218
Net (loss) income	$(1,659)	$13,741	$(5,825)	$17,285
Net income attributable to noncontrolling interests in subsidiaries	$—	$(3,493)	$—	$(5,414)
Net (loss) income attributable to common stockholders	$(1,659)	$10,248	$(5,825)	$11,871

We have four operating segments: Hotel, Entertainment, Commercial Leasing and Real Estate Operations (see Note 6 for further discussion). The following is a discussion of our operating results by segment.

Hotel
The following table summarizes our Hotel operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hotel revenue	$8,328	$8,597	$29,721	$31,411
Hotel cost of sales, excluding depreciation	6,893	6,792	22,322	23,247
Depreciation	873	1,494	2,570	4,484
Operating income	$562	$311	$4,829	$3,680

Hotel Operating Income. Operating income for the Hotel segment increased during the 2016 periods, primarily reflecting lower depreciation expense.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Revenue per available room, which is calculated by dividing total room revenue by the average total rooms available, averaged $227 for third-quarter 2016 and $265 for the first nine months of 2016, compared with $241 for third-quarter 2015 and $282 for the first nine months of 2015. Lower Hotel revenues in the 2016 periods primarily reflect lower room revenue resulting from decreased occupancy rates, partly attributable to increased hotel capacity in the Austin area.

Hotel Cost of Sales. Hotel operating costs (excluding depreciation) were $6.9 million in third-quarter 2016, compared with $6.8 million in third-quarter 2015, and decreased slightly to $22.3 million for the first nine months of 2016, compared with $23.2 million for the first nine months of 2015.

Hotel Depreciation. Hotel depreciation decreased to $0.9 million in third-quarter 2016 and $2.6 million for the first nine months of 2016, compared with $1.5 million in third-quarter 2015 and $4.5 million for the first nine months of 2015, primarily reflecting certain furniture and equipment being fully depreciated as of December 31, 2015.

Entertainment
The following table summarizes our Entertainment operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Entertainment revenue	$4,196	$4,181	$13,326	$13,587
Entertainment cost of sales, excluding depreciation	3,837	3,493	10,869	10,666
Depreciation	378	323	1,084	965
Operating (loss) income	$(19)	$365	$1,373	$1,956

Entertainment Operating (Loss) Income. Operating (loss) income for the Entertainment segment decreased in third-quarter 2016, compared with third-quarter 2015, primarily as a result of a decrease in events hosted at ACL Live. Operating (loss) income for the Entertainment segment decreased during the first nine months of 2016, compared with the first nine months of 2015, as a result of a decrease in production engagements at Stageside Productions and increases in lower margin events at 3TEN ACL Live and events hosted at other venues.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Events:
Events hosted	42	49	152	152
Estimated attendance	41,763	55,200	154,819	174,400
Ancillary net revenue per attendee	$41.53	$35.35	$48.51	$44.56
Ticketing:
Number of tickets sold	32,500	45,400	108,400	123,100
Gross value of tickets sold (in thousands)	$1,688	$2,806	$5,733	$7,596

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

Entertainment Cost of Sales. Entertainment operating costs (excluding depreciation) totaled $3.8 million in third-quarter 2016 and $10.9 million for the first nine months of 2016, compared with $3.5 million in third-quarter 2015 and $10.7 million for the first nine months of 2015. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenue	$2,770	$921	$7,325	$4,697
Rental cost of sales, excluding depreciation	1,398	524	3,319	2,274
Depreciation	920	222	2,162	1,190
Gain on sales of assets	—	(20,729)	—	(20,729)
Operating income	$452	$20,904	$1,844	$21,962

Commercial Leasing Operating Income. Operating income from the Commercial Leasing segment decreased in the 2016 periods, compared to the 2015 periods, primarily as a result of the gain on the sales of Parkside Village and 5700 Slaughter in third-quarter 2015. Depreciation expense increased during the 2016 periods as a result of the addition of The Oaks at Lakeway and Santal, and their respective assets, to our Commercial Leasing segment.

Rental Revenue. Rental revenue for 2016 primarily includes revenue from The Oaks at Lakeway, office and retail space at the W Austin Hotel & Residences, Barton Creek Village and the Santal multi-family project. Rental revenue for the first nine months of 2015 included revenue from Parkside Village and 5700 Slaughter, which were both sold on July 2, 2015. The increase in rental revenue in the 2016 periods reflects rental revenues from The Oaks at Lakeway and the Santal multi-family project, partially offset by a decrease related to the sales of Parkside Village and 5700 Slaughter.

Rental Cost of Sales. Rental operating costs totaled $1.4 million in third-quarter 2016 and $3.3 million for the first nine months of 2016, compared with $0.5 million in third-quarter 2015 and $2.3 million for the first nine months of 2015. The increase in rental costs in the 2016 periods primarily reflects increased operating costs relating to The Oaks at Lakeway and Santal, partially offset by a decrease in operating expenses related to the sales of Parkside Village and 5700 Slaughter.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Developed property sales	$6,063	$5,900	$9,428	$10,150
Undeveloped property sales	—	—	73	—
Commissions and other	100	318	381	828
Total revenues	6,163	6,218	9,882	10,978
Cost of sales, including depreciation	4,131	4,516	8,343	8,763
Operating income	$2,032	$1,702	$1,539	$2,215

Real Estate Operations Operating Income. Operating income from the Real Estate Operations segment increased in third-quarter 2016, compared to third-quarter 2015, primarily reflecting lower cost of sales. Operating income decreased during the first nine months of 2016, compared to the first nine months of 2015, primarily reflecting lower revenues from developed property sales and lower commissions.

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase III Lots	5	$3,913	$363	4	$3,340	$401

Circle C
Meridian	8	2,150	151	9	2,560	161
Total Residential	13	$6,063		13	$5,900

	Nine Months Ended September 30,
	2016			2015
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II Lots	1	$550	$190	—	$—	$—
Phase III Lots	5	3,913	363	7	5,110	351

Circle C
Meridian	18	4,965	155	18	5,040	159
Total Residential	24	$9,428		25	$10,150

The decrease in developed property sales revenues for the first nine months of 2016, compared to the first nine months of 2015, primarily resulted from a decrease in Amarra Drive Phase III lot sales, partially offset by an increase in Amarra Drive Phase II lot sales. In recent periods, sales of our higher priced Amarra Drive lots have been slower than sales of our Circle C Meridian lots, which we believe reflects national sales trends, and we continue to have significant inventory in developed Amarra Drive lots.

Commissions and Other. Commissions and other totaled $0.1 million for third-quarter 2016 and $0.4 million for the first nine months of 2016, compared with $0.3 million for third-quarter 2015 and $0.8 million for the first nine months of 2015.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $4.1 million for third-quarter 2016 and $8.3 million for the first nine months of 2016, compared with $4.5 million for third-quarter 2015 and $8.8 million for the first nine months of 2015. Cost of sales for both the 2016 and 2015 periods were partly offset by Barton Creek MUD reimbursements totaling less than $0.1 million.

Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries, benefits, professional fees and other costs and totaled $2.6 million in third-quarter 2016 and $10.0 million for the first nine months of 2016, compared with $2.3 million in third-quarter 2015 and $6.7 million for the first nine months of 2015. Beginning January 1, 2016, general and administrative expenses are managed on a consolidated basis and are not allocated to our operating segments. The segment disclosures for the third quarter and first nine months of 2015 have been recast to be consistent with the third quarter and first nine months of 2016. Costs were higher for the 2016 periods, primarily reflecting higher legal and consulting fees mainly due to $0.3 million in third-quarter 2016 and $2.8 million for the first nine months of 2016 associated with Stratus' successful proxy contest. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) increased to $4.1 million for third-quarter 2016 and $11.7 million for the first nine months of 2016, compared with $2.2 million for third-quarter 2015 and $6.8 million for the first nine months of 2015, primarily reflecting higher loan balances and interest rates primarily as a result of our refinancing of the W Austin Hotel & Residences, and construction loans to support development of The Oaks at Lakeway and the Santal multi-family project.

Capitalized interest totaled $1.5 million for third-quarter 2016 and $4.8 million for the first nine months of 2016, compared with $1.4 million for third-quarter 2015 and $4.1 million for the first nine months of 2015, and is primarily related to development activities at Barton Creek and The Oaks at Lakeway.

Loss on Interest Rate Derivative Instruments. We recorded gains (losses) of $0.2 million for third-quarter 2016 and $(0.3) million for the first nine months of 2016, compared with $(0.9) million in third-quarter 2015 and $(1.0) million for the first nine months of 2015, associated with changes in the fair values of our interest rate derivative instruments.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.8 million for the first nine months of 2016 associated with the full repayment of our existing obligations under the Bank of America loan with the proceeds from the Goldman Sachs loan.

Benefit from (Provision for) Income Taxes. We recorded a tax benefit from (provision for) income taxes of $0.3 million for third-quarter 2016 and $2.6 million for the first nine months of 2016, compared with $(5.2) million for third-quarter 2015 and the first nine months of 2015. Both the 2016 and 2015 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 35 percent is primarily attributable to the state margin tax. Additionally, the state margin tax in the 2015 periods was partially offset by the tax effect of income attributable to noncontrolling interests. We had deferred tax assets (net of deferred tax liabilities) totaling $28.2 million at September 30, 2016, and $15.3 million at December 31, 2015. The increase in deferred tax assets of $12.9 million in 2016 is primarily associated with the anticipated closing of the sale of The Oaks at Lakeway in fourth-quarter 2016, which is expected to result in a current taxable gain which would be deferred under generally accepted accounting principles in the United States. Our income tax benefit for the third quarter of 2016 includes current income tax expense of $12.5 million offset by a deferred tax benefit of $12.8 million.

Net Income Attributable to Noncontrolling Interests in Subsidiaries. Net income attributable to noncontrolling interests in subsidiaries totaled $3.5 million for third-quarter 2015 and $5.4 million for the first nine months of 2015. Stratus did not have net income attributable to noncontrolling interests in subsidiaries in the 2016 periods, primarily because of Stratus' purchase of Canyon-Johnson’s approximate 58 percent interest in the Block 21 Joint Venture (which owns the W Austin Hotel & Residences) in September 2015, resulting in Stratus owning 100 percent of the entity.

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

Comparison of Cash Flows for the Nine Months Ended September 30, 2016 and 2015
Operating Activities. Cash provided by operating activities totaled $0.9 million during the first nine months of 2016, compared with $3.3 million during the first nine months of 2015. Expenditures for purchases and development of real estate properties totaled $10.9 million during the first nine months of 2016 and $20.6 million during the first nine months of 2015, and primarily included development costs for our Barton Creek properties. The first nine months of 2016 and 2015 included MUD reimbursements of $12.3 million and $5.3 million, respectively. The increase in deferred income taxes for the first nine months of 2016, compared to the first nine months of 2015, relates to the anticipated closing of the sale of The Oaks at Lakeway in fourth-quarter 2016 and is offset by an increase in current tax liabilities (included in accounts payable, accrued liabilities and other).

Approximately $29.5 million has been reimbursed or is eligible for reimbursement by MUDs for infrastructure costs incurred in our development of Section N in Barton Creek. As of September 30, 2016, we have received MUD reimbursements of $17.0 million, $12.3 million of which was received in September 2016. We expect to receive the remaining $12.5 million in MUD reimbursements in future periods.

Investing Activities. Cash (used in) provided by investing activities totaled $(24.8) million during the first nine months of 2016, compared with $5.9 million during the first nine months of 2015. Development of commercial leasing properties totaled $24.3 million during the first nine months of 2016 and $36.6 million during the first nine months of 2015, and primarily related to development of the Santal multi-family and The Oaks at Lakeway projects. The first nine months of 2015 also included $43.3 million in proceeds from the sales of the Parkside Village and 5700 Slaughter commercial properties.

Financing Activities. Cash provided by (used in) financing activities totaled $23.2 million during the first nine months of 2016, compared with $(5.7) million during the first nine months of 2015. During the first nine months of 2016, net borrowings on the Comerica credit facility totaled $4.9 million, compared with $35.0 million for the first nine months of 2015. Net borrowings on other project and term loans totaled $19.8 million for the first nine months of 2016, compared with $24.1 million for the first nine months of 2015. Noncontrolling interest distributions for the Parkside Village Joint Venture and the Block 21 Joint Venture totaled $4.2 million for the first nine months of 2015. During September 2015 we completed the purchase of Canyon-Johnson’s approximate 58 percent interest in the Block 21 Joint Venture for approximately $62.0 million. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2016.

Credit Facility and Other Financing Arrangements
At September 30, 2016, we had total debt based on the principal amounts outstanding of $287.8 million, compared with $263.1 million at December 31, 2015. The principal amount of our debt at September 30, 2016, consisted of the following:

•	$148.8 million under the Goldman Sachs loan, the proceeds of which were used to refinance the W Austin Hotel & Residences in January 2016.

•	$54.2 million under the construction loan agreement to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (the Lakeway construction loan).

•
$38.0 million under the $52.5 million Comerica credit facility, which is comprised of a $45.0 million revolving line of credit, $7.0 million of which was available at September 30, 2016, and a $7.5 million letters of credit tranche, against which $2.3 million was committed and $5.2 million was available at September 30, 2016. The Comerica credit facility is secured by substantially all of our assets except for properties that are encumbered by separate loan financing. See Note 4 for further discussion.

•
$30.2 million under the construction loan agreement to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek (the Santal construction loan).

•	$8.0 million under an unsecured term loan with Diversified Real Asset Income Fund (DRAIF), formerly American Strategic Income Portfolio or ASIP.

•	$5.7 million under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•	$2.9 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Drive credit facility).

The Comerica credit facility, the Amarra Drive credit facility and our DRAIF unsecured term loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of September 30, 2016, Stratus' total stockholders' equity was $131.2 million. See Note 7 in our 2015 Form 10-K and Note 4 of this Form 10-Q for further discussion of our outstanding debt.

The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2016 (in thousands):

	2016		2017		2018	2019	2020	Thereafter	Total
Goldman Sachs loan	$617		$2,096		$2,215	$2,342	$2,477	$139,049	$148,796
Lakeway construction loan	—		315		1,284	52,565		—	54,164
Comerica credit facility	—		38,029	[a]	—	—	—	—	38,029
Santal construction loan	—		—		30,223	—	—	—	30,223
DRAIF term loan	8,000	[b]	—		—	—	—	—	8,000
Barton Creek Village term loan	38		153		160	167	173	4,992	5,683
Amarra Drive credit facility	—		—		—	2,857	—	—	2,857
Total	$8,655		$40,593		$33,882	$57,931	$2,650	$144,041	$287,752

a.	Matures August 31, 2017.

b.	Matures December 31, 2016.

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

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our five-year plan, projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, including expectations related to completion of the pending sale of The Oaks at Lakeway (Lakeway), projected net cash proceeds from the sale, projected debt balances after application of the net proceeds and our projections with respect to our obligations under the master lease agreements, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, and other plans and objectives of management for future operations and activities. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the outcome of the strategic review process, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our board of directors considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, business opportunities that may be presented to and/or pursued by us, the failure of third parties to satisfy debt service obligations, the failure to complete agreements with strategic partners and/or appropriately manage relationships with strategic partners, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, other factors related to the pending Lakeway transaction including our ability to secure qualifying tenants for the space subject to the master lease agreements and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, weather-related risks and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. in our 2015 Form 10-K filed with the SEC, as updated by our subsequent filings with the SEC.

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

At September 30, 2016, $125.3 million face value of our total outstanding debt of $287.8 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.3 million.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three months ended September 30, 2016.

	(a) Total		(c) Total Number of	(d) Maximum Number
	Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programs[a]	the Plans or Programs[a]
July 1 to 31, 2016	—	$—	—	991,695
August 1 to 31, 2016	—	—	—	991,695
September 1 to 30, 2016	—	—	—	991,695
Total	—	—	—

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: November 9, 2016

S-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated October 4, 2016, between Stratus Lakeway Center, LLC and TA Realty, LLC.	X

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Amended and Restated By-Laws of Stratus Properties Inc., as amended effective March 9, 2016.		10-K	001-37716	3/15/2016

4.1	Second Amended and Restated Rights Agreement dated as of March 9, 2016 between Stratus Properties Inc. and Computershare Inc. as Rights Agent.		8-K	000-19989	3/10/2016

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1
Sixth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., The Villas at Amarra Drive, L.L.C., and Comerica Bank, dated as of August 12, 2016.
X

10.2*	Form of Performance-Based Restricted Stock Unit Agreement under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).	X

10.3*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

E-1