Form 10-K
period 2016-12-31
STRATUS PROPERTIES INC
filed 2017-03-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $152.6 million on February 28, 2017, and $89.3 million on June 30, 2016.
Common stock issued and outstanding was 8,098,140 shares on February 28, 2017, and 8,092,140 shares on June 30, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2017 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

PART I

Items 1. and 2.  Business and Properties.

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

We generate revenues from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan. See Note 11 for further discussion of our operating segments.

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

Operations
A description of our four operating segments follows.
Hotel. The W Austin Hotel, which is part of the W Austin Hotel & Residences, includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc. (Starwood) for the management of hotel operations at the W Austin Hotel. Revenue per available room for the W Austin Hotel, which is calculated by dividing total room revenue by the average total rooms available during the year, was $259 for 2016, $279 for 2015 and $291 for 2014.

Revenue from our hotel segment accounted for 51 percent of our total revenue for each of 2016 and 2015 and 45 percent for 2014.

Entertainment. The entertainment space at the W Austin Hotel & Residences is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live hosted 223 events in 2016 with an estimated attendance of 237,000, 210 events in 2015 with an estimated attendance of

245,000 and 207 events in 2014 with an estimated attendance of 231,200. As of February 28, 2017, ACL Live has events booked through April 2018.

Our entertainment business also includes events hosted at other venues through our joint ventures (see "Properties - Unconsolidated Affiliates" below and Note 6).

Revenue from our entertainment segment accounted for 24 percent of our total revenue for 2016 and 2015 and 20 percent for 2014.

Real Estate Operations. The number of developed lots/units, acreage under development and undeveloped acreage as of December 31, 2016, that comprise our real estate operations are presented in the following table.
A developed lot or unit is an individual tract of land or residential unit that has been developed and permitted for residential use. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi- and single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property).

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	297	38	—	38	512	289	398	1,199	1,237
Circle C	12	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway[a]	—	—	52	52	35	—	—	35	87
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	9	9	—	—	—	—	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	311	38	61	99	547	325	796	1,668	1,767
a. On February 15, 2017, we sold The Oaks at Lakeway (see "Properties - The Oaks at Lakeway" below and Note 13).

Revenue from our real estate operations segment accounted for 13 percent of our total revenue for 2016, 18 percent for 2015 and 28 percent for 2014.

The following table summarizes the estimated development potential, including 20 multi-family units and 63,003 square feet of commercial space currently under development, of our acreage as of December 31, 2016:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek	156	1,814	1,604,081
Lantana	—	—	485,000
Circle C	—	296	692,857
Magnolia	—	—	351,000
West Killeen Market	—	—	44,000
The Oaks at Lakeway	—	—	19,003
Flores Street	—	6	—
Total	156	2,116	3,195,941

Commercial Leasing. Our principal commercial leasing holdings at December 31, 2016, consisted of (1) 38,316 square feet of office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space at the W Austin Hotel & Residences, (2) a 22,366-square-foot retail complex and a 3,085-square-foot bank building representing the first phase of Barton Creek Village and (3) 236,739 square feet of planned commercial space for The Oaks at Lakeway, an HEB Grocery Company, L.P. (HEB)-anchored retail project, of which 199,956 square feet was open at December 31, 2016. In February 2017, we sold The Oaks at Lakeway, the Barton Creek Village bank building and the Barton Creek Village Phase II land, a 4.1 acre tract of land adjacent to Barton Creek Village (see Note 13).

Revenue from our commercial leasing segment accounted for 12 percent of our total revenue for 2016 and 7 percent for each of 2015 and 2014.

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

In 2008, we developed Amarra Drive Phase II, which consisted of 35 lots on 51 acres. During 2016, we sold 1 Phase II lot and during 2014, we sold 16 Phase II lots. We did not sell any Phase II lots in 2015, and as of December 31, 2016, 13 Phase II lots remain unsold.

In first-quarter 2015, we substantially completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During 2016, we sold six Phase III lots and during 2015, we sold ten Phase III lots. As of December 31, 2016, 48 Phase III lots remained unsold. In January 2017, we sold one Phase III lot and as of February 28, 2017, three Phase III lots were under contract.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed sitework in late 2015. Construction of the first 5 of 20 townhomes commenced in March 2016 and is nearing completion. The townhomes average approximately 4,400 square feet and are being marketed as "lock and leave" properties, with golf course access and cart garages. As of February 28, 2017, one townhome, for which construction has not begun, was under contract.

Santal (formerly Tecoma). The Santal multi-family project is a garden-style apartment complex consisting of 236 units. Construction commenced in January 2015 and was completed within budget in August 2016. As of February 28, 2017, 210 units were leased. Construction of the second 212-unit phase is expected to commence by mid-2017.

Barton Creek Village. The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of December 31, 2016, occupancy was 100 percent for the retail complex and the bank building was leased through January 2023. In February 2017, the Barton Creek Village bank building was sold as well as the Barton Creek Village Phase II land, a 4.1 acre tract of land adjacent to Barton Creek Village (see Note 13).

Circle C Community

Effective August 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties until 2032. The City also provided us $15.0 million of cash incentives in connection with the future development of our Circle C and other Austin-area properties. These incentives, which are in the form of credit bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. As of December 31, 2016, we have permanently used $11.7 million of the $15.0 million of cash incentives provided by the City, including cumulative sales of $5.1 million to other developers. We also have $1.4 million in credit bank capacity in use as temporary fiscal deposits. At December 31, 2016, available credit bank capacity was $1.9 million.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots.

Meridian. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in 2014. We sold 19 Meridian lots during each of 2016 and 2015 and 7 Meridian lots during 2014. As of December 31, 2016, 12 Meridian lots remained unsold. In January 2017, we sold two Meridian lots, and as of February 28, 2017, three Meridian lots were under contract.

The St. Mary. We have secured final building permits for The St. Mary, a 240-unit multi-family development in the Circle C community, and intend to either sell the shovel-ready site or, subject to obtaining construction financing, commence construction by the end of 2017.

In July 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community. The Parkside Village retail project, which we owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The project included a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. The 5700 Slaughter retail project, which we wholly owned, consisted of 25,698 leasable square feet and was sold for $12.5 million. See Note 12 for further discussion.

As of December 31, 2016, our Circle C community had remaining entitlements for 692,857 square feet of commercial space and 296 multi-family units.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2016, we had remaining entitlements for approximately 485,000 square feet of office and retail use on 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. Our Lantana Place mixed-use development project, comprised of approximately 320,000 square feet of retail, hotel and office uses, is fully designed and permitted, and subject to obtaining construction financing, we expect to begin construction in the second quarter of 2017.

The W Austin Hotel & Residences

In December 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences. In September 2015, we completed the purchase of Canyon-Johnson's approximate 58 percent interest in the joint venture that owned the W Austin Hotel & Residences. See Note 2 for further discussion.

The W Austin Hotel & Residences contains a 251-room luxury hotel, 159 residential condominium units, 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, 18,327 square feet of retail space and entertainment space occupied by Austin City Limits Live at the Moody Theater (ACL Live) which includes a live music and entertainment venue and production studio. In December 2010, the hotel at the W

Austin Hotel & Residences opened, and in January 2011, we began closing on sales of condominium units. There were no sales during 2016 and 2015, and seven condominium units were sold during 2014. As of December 31, 2016, only two condominium units remained unsold, and they are being marketed.

The Oaks at Lakeway

In 2013 and 2014, we acquired 87 acres in the greater Austin area to develop The Oaks at Lakeway project, an HEB-anchored retail project planned for 236,739 square feet of commercial space. As of December 31, 2016, leases for 92 percent of the space, including the HEB store lease, were executed and leasing for the remaining space was under way. The HEB store opened in October 2015, and all other executed leases had commenced as of December 31, 2016. In February 2017, we sold The Oaks at Lakeway for $114.0 million in cash, retaining 34.7 acres of undeveloped property, which is zoned for residential, hotel and civic uses (see Note 13).

Our other Texas properties and development projects include:

Magnolia

In 2014, we acquired 124 acres in the greater Houston area to develop the Magnolia project, an HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete and road expansion by the Texas Department of Transportation is in progress and expected to be completed in 2017. The HEB store is presently expected to open in early 2019.

West Killeen Market

In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016, and the HEB store is scheduled to open in April 2017.

Unconsolidated Affiliates

Crestview Station. In 2005, we formed a joint venture with Trammell Crow Central Texas Development, Inc. to acquire an approximate 74-acre tract at the intersection of Airport Boulevard and Lamar Boulevard in Austin, Texas. The property, known as Crestview Station (the Crestview Station Joint Venture) is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. As of December 31, 2016, the Crestview Station Joint Venture has sold all of its properties except for one commercial site. We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method.

Guapo Enterprises. In 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2016, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo. We account for our investment in Guapo under the equity method.

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

Employees

At December 31, 2016, we had a total of 123 employees, 40 of which were full-time employees, located at our Austin, Texas headquarters. We believe we have a good relationship with our employees, none of whom are represented by a union. Since 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report contains "forward-looking statements" within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources and other plans and objectives of management for future operations and activities. We undertake no obligation to update any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Risks Relating to our Business and Industries

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2016, our outstanding debt totaled $291.1 million and our cash and cash equivalents totaled $13.6 million. Our level of indebtedness could have significant consequences. For example, it could:

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

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders' equity covenant contained in several of our debt agreements requires us to maintain total stockholders’ equity of no less than $110.0 million. At December 31, 2016, our total stockholders’ equity was $131.0 million and, as a result, we were in compliance with this covenant. Failure to comply with any of these covenants could result in a default that may, if not cured, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.

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

Additionally, a portion of our outstanding debt bears interest at variable rates. See “Disclosures About Market Risks” in Part II, Items 7. and 7A. for more information.

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

The loss of certain key senior management personnel could negatively affect our business.

We depend on our two executive officers and other key personnel. Our Chairman, President and Chief Executive Officer has been employed by the company since its inception in 1992. He has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998. The loss of any of our key senior management personnel could negatively affect our business.

Risks Relating to Hotel Operations

We are subject to the business, financial and operating risks common to the hotel industry, any of which could reduce our revenues.

Revenue from our hotel segment accounted for 51 percent of our total revenue for the fiscal year ended December 31, 2016. Business, financial and operating risks common to the hotel industry include:

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

•
Changes in operating costs including, but not limited to, energy, water, labor costs (including the effect of labor shortages and unionization), food costs, workers’ compensation and health-care related costs, insurance and unanticipated costs related to acts of nature and their consequences; and

•	Cyclical over-building in the hotel industry.

External perception of the W Austin Hotel could negatively affect our results of operations.

Starwood manages hotel operations at the W Austin Hotel. Our ability to attract and retain guests depends, in part, upon the external perceptions of Starwood and the quality of the W Austin Hotel and its services and we have to spend money periodically to keep the properties well maintained, modernized and refurbished. The reputation of the W Austin Hotel may be negatively affected if Starwood fails to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for the local communities where Starwood manages and/or owns properties. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by any adverse incident or failure on the part of hotel operators. An adverse incident involving associates or guests and any media coverage resulting therefrom may cause a loss of consumer confidence in the Starwood brand which could negatively affect our results of operations. Additionally, the Starwood brand could be adversely affected by Marriott International, Inc.'s acquisition of Starwood, which was completed in September 2016.

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

Historically, the Austin market has had a limited number of high-end hotel accommodations. However, hotel capacity is being expanded by other hotel operators in Austin, including several properties in close proximity to the W Austin Hotel. As new rooms come on-line, increased competition could lead to an excess supply of hotel rooms in the Austin market, thereby causing Starwood to increase promotional incentives for hotel guests and/or reduce rates. Increased competition in the Austin market from new hotels or hotels that have recently undergone substantial renovation could have an adverse effect on occupancy, average daily rate and revenue per available room.

Additionally, some of our hotel rooms are booked through third-party internet travel intermediaries as well as lesser-known online travel service providers. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. Increased internet bookings could have an adverse effect on occupancy, average daily rate and revenue per available room.

Risks Relating to Entertainment Businesses

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Revenue from our entertainment businesses accounted for 24 percent of our total revenue for the fiscal year ended December 31, 2016. Our entertainment businesses compete in a highly competitive industry, and we may not be able to maintain or increase our current revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

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

Revenue from our real estate operations segment accounted for 13 percent of our total revenue for the fiscal year ended December 31, 2016. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. Any of the foregoing factors could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant
Certain information as of February 28, 2017, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our board of directors.

Name	Age	Position or Office
William H. Armstrong III	52	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	55	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock from December 31, 2011, through December 31, 2016, with the cumulative total return of (a) the Standard & Poor's (S&P) 500 Stock Index, (b) the Dow Jones U.S. Real Estate Index and (c) the below custom peer group of real estate related companies:

Alexander & Baldwin, Inc. (ALEX)
Consolidated-Tomoka Land Co. (CTO)
Forestar Group Inc. (FOR)
The Howard Hughes Corporation (HHC)
Maui Land & Pineapple Company, Inc. (MLP)
The St. Joe Company (JOE)
Tejon Ranch Co. (TRC)

This comparison assumes $100 invested on December 31, 2011, in (a) our common stock, (b) the S&P 500 Stock Index, (c) the Dow Jones U.S. Real Estate Index and (d) the custom peer group.

The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
Stratus Properties Inc., S&P 500 Stock Index,
Dow Jones U.S. Real Estate Index and Custom Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
Stratus Properties Inc.
S&P 500 Stock Index
Dow Jones US Real Estate Index
Peer Group

	December 31,
	2011	2012	2013	2014	2015	2016
Stratus Properties Inc.	$100	$109	$219	$177	$261	$419
S&P 500 Stock Index	100	116	154	175	177	198
Dow Jones U.S. Real Estate Index	100	119	121	154	157	169
Custom Peer Group	100	148	194	193	170	185

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol "STRS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported by NASDAQ.

	2016		2015
	High	Low	High	Low
First Quarter	$25.05	$18.45	$13.95	$11.01
Second Quarter	24.24	15.75	15.11	12.56
Third Quarter	25.50	17.11	16.50	13.60
Fourth Quarter	36.06	23.17	20.98	14.91

As of February 28, 2017, there were 370 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of our Board of Directors (the Board); however, our ability to pay dividends is restricted by the terms of our Comerica credit facility which prohibits us from paying a dividend on our common stock without the bank’s prior written consent. On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share payable on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the recent sale of The Oaks at Lakeway and in connection with the Board’s decision to conclude its previously announced formal review of strategic alternatives. Comerica’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends, which is subject to our Board's discretion and the restrictions under our Comerica credit facility, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three-month period ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2016	—	$—	—	991,695
November 1 to 30, 2016	—	—	—	991,695
December 1 to 31, 2016	—	—	—	991,695
Total	—	$—	—	991,695

a.
In November 2013, the Board approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.

Our Comerica credit facility requires lender approval of any common stock repurchases.

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

	2016		2015		2014		2013		2012
	(In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$80,341		$80,871		$94,111		$127,710		$115,737
Operating income	1,177		25,732	[a,b]	10,364	[c,d]	14,151	[b,d]	2,781
Equity in unconsolidated affiliates' income (loss)	51		(1,299)		1,112		(76)		(29)
(Loss) income from continuing operations, net of taxes	(5,999)	[e]	14,377	[a,b]	18,157	[c,d,f]	5,894	[b,d]	(9,118)
Income from discontinued operations, net of taxes	—		3,218	[g]	—		—		4,805	[g]
Net (loss) income	(5,999)	[e]	17,595	[a,b]	18,157	[c,d,f]	5,894	[b,d]	(4,313)
Net (loss) income attributable to common stockholders	(5,999)	[e]	12,177	[a,b]	13,403	[c,d,f]	2,585	[b,d]	(1,586)

Basic net (loss) income per share:
Continuing operations	$(0.74)		$1.11		$1.67		$0.32		$(0.80)
Discontinued operations	—		0.40		—		—		0.60
Basic net (loss) income per share	$(0.74)		$1.51		$1.67		$0.32		$(0.20)

Diluted net (loss) income per share:
Continuing operations	$(0.74)		$1.11	[a,b]	$1.66	[c,d,f]	$0.32	[b,d]	$(0.80)
Discontinued operations	—		0.40	[g]	—		—		0.60	[g]
Diluted net (loss) income per share	$(0.74)		$1.51	[a,b]	$1.66	[c,d,f]	$0.32	[b,d]	$(0.20)

Average shares outstanding:
Basic	8,089		8,058		8,037		8,077		7,966
Diluted	8,089		8,091		8,078		8,111		7,966

At December 31:
Real estate held for sale	$21,236		$25,944		$12,245		$18,133		$60,244
Real estate held for investment, net	239,719		186,626		178,065		182,530		189,331
Real estate under development	111,373		139,171		123,921		76,891		31,596
Land available for development	19,153		23,397		21,368		21,404		49,569
Total assets	452,175		430,105		400,117		344,498		377,697
Debt	291,102		260,592		193,907		148,887		135,604
Stockholders' equity	130,951		136,599		136,443		123,621		121,687
Noncontrolling interests in subsidiaries	75		75		38,643		45,695		87,208

a.	Includes a gain of $20.7 million ($10.8 million to net income attributable to common stockholders or $1.34 per share) associated with the sales of Parkside Village and 5700 Slaughter.

b.
Includes a gain of $0.6 million ($0.4 million to net income attributable to common stockholders or $0.05 per share) in 2015 associated with the sale of a tract of undeveloped land and $2.1 million ($2.1 million to net income attributable to common stockholders or $0.26 per share) in 2013 associated with undeveloped land sales.

c.
Includes a gain of $1.5 million ($1.0 million to net income attributable to common stockholders or $0.12 per share) associated with a litigation settlement. Also includes lease termination charges of $0.3 million ($0.2 million to net income attributable to common stockholders or $0.02 per share) recorded by the commercial leasing segment.

d.
Includes income of $0.6 million ($0.4 million to net income attributable to common stockholders or $0.05 per share) in 2014 and $1.8 million ($1.8 million to net income attributable to common stockholders or $0.22 per share) in 2013 related to insurance settlements, and $0.4 million ($0.3 million to net income attributable to common stockholders or $0.03 per share) in 2014 and $1.1 million ($1.1 million to net income attributable to common stockholders or $0.13 per share) in 2013, for the recovery of building repair costs.

e.
Includes a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders or $0.06 per share) associated with prepayment of the Bank of America loan (see Note 7).

f.	Includes a credit to provision for income taxes of $12.1 million, $1.50 per share, for the reversal of valuation allowances on deferred tax assets.

g.
Includes the results of 7500 Rialto Boulevard, which was sold in February 2012, including a gain on the sale of $5.1 million ($5.1 million to net income attributable to common stockholders or $0.65 per share) in 2012 and recognition of a previously deferred gain of $5.0 million ($3.2 million to net income attributable to common stockholders or $0.40 per share) in 2015.

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

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin, Texas area, but including projects in certain other select markets in Texas. We generate revenues and cash flows from sales of developed properties, from our hotel and entertainment operations and from rental income from our commercial properties. See Note 11 for further discussion of our operating segments and "Business Strategy and Related Risks" for a discussion of our business strategy.

General. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan.

The number of developed lots/units, acreage under development and undeveloped acreage as of December 31, 2016, that comprise our real estate operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi-Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	297	38	—	38	512	289	398	1,199	1,237
Circle C	12	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
The Oaks at Lakeway[a]	—	—	52	52	35	—	—	35	87
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	9	9	—	—	—	—	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	311	38	61	99	547	325	796	1,668	1,767
a. On February 15, 2017, we sold The Oaks at Lakeway but retained 34.7 acres of undeveloped land adjacent to the project.

Our residential holdings at December 31, 2016, are principally in southwest Austin, Texas, and include developed lots and townhomes under development at Barton Creek, developed lots at the Circle C community, and condominium units at the W Austin Residences. See "Development Activities - Residential" for further discussion. Our commercial holdings at December 31, 2016, consist of the office and retail space at the W Austin Hotel & Residences, the first phase of Barton Creek Village, The Oaks at Lakeway and the first phase of the Santal multi-family project. See "Development Activities - Commercial" for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units (of which the remaining two unsold units were being marketed as of December 31, 2016), and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live), includes a live music and entertainment venue and production studio. Our 3TEN ACL Live venue, which is located on the site of the W Austin Hotel & Residences, opened in March 2016. The 3TEN ACL Live venue has a capacity of approximately 350 people and is designed to be more intimate than ACL Live, which can accommodate approximately 3,000 people.

In 2016, our revenues totaled $80.3 million and our net loss attributable to common stockholders totaled $6.0 million, compared with revenues of $80.9 million and net income attributable to common stockholders of $12.2 million for 2015 and revenues of $94.1 million and net income attributable to common stockholders of $13.4 million for 2014. The decrease in revenues in 2016 and 2015, compared with 2014, primarily relates to fewer condominium unit sales at the W Austin Residences and fewer lot sales.

Our results for 2016 included higher net interest expense and an increase in general and administrative expenses primarily because of costs associated with our successful proxy contest and review of strategic alternatives totaling $3.1 million. Higher interest expense reflects increased borrowings and higher interest rates associated with our refinancing of the W Austin Hotel & Residences with longer-term, fixed-rate debt and construction loans to support our development projects. The W Austin Hotel & Residences refinancing resulted in a loss on early extinguishment of debt totaling $0.8 million. Our results for 2015 included a gain of $20.7 million on the sales of our Parkside Village and 5700 Slaughter commercial developments and the recognition of a deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million (see Note 12 for further discussion). The results for 2015 also included a gain of $0.6 million associated with an undeveloped land sale. The results for 2014 included income of $1.5 million associated with a litigation settlement, $0.6 million associated with an insurance settlement and $0.4 million associated with the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences. The results for 2014 also included credits to the provision for income taxes of $12.1 million, primarily associated with the reversal of the valuation allowance on our deferred tax assets.

At December 31, 2016, we had total debt of $291.1 million, but we made significant debt repayments in February 2017 in connection with the sale of The Oaks at Lakeway (see "Debt Maturities and Other Contractual Obligations" and Note 13 for further discussion). For discussion of operating cash flows and debt transactions see "Capital Resources and Liquidity" below.

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

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin area has been influenced by growth in the technology sector. The Austin-area population increased by 20 percent from 2009 through 2016, largely because of an influx of technology companies and related businesses. Median family income levels in Austin also increased during the period from 2009 through 2015, rising 17 percent. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. From 2009 through 2015, sales tax receipts in Austin rose by 46 percent, an indication of the increase in business activity during the period.

The following chart compares Austin's five-county median family income and metro area population for 1999, 2009 and the most current information available for 2015 and 2016, based on United States (U.S.) Census Bureau data and City of Austin (the City) data.
Based on the City’s fiscal year of October 1 through September 30, the chart below compares Austin’s sales tax revenues for 1999, 2009 and 2015 (the latest period for which data is available).
Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Real estate development in southwest Austin, where most of the property in our real estate operations segment is located, has historically been constrained as a result of various restrictions imposed by the City. Additionally, several special interest groups have traditionally opposed development in southwest Austin. During 2008 and 2009, economic conditions resulted in a general decline in leasing activity across the U.S. and caused vacancy rates to increase in most markets, including Austin. Vacancy rates for various types of developed properties in Austin have improved since 2009, and the vacancy rates as of December 31, 2016 and 2015, are noted below.

	Vacancy Rates
Building Type	2016		2015
Office Buildings (Class A)	9%	[a]	10%	[a]
Multi-Family Buildings	4%	[b]	4%	[b]
Retail Buildings	4%	[b]	5%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

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

In April 2016, we announced that our Board of Directors (the Board) authorized management to explore a full range of strategic alternatives to enhance value for our stockholders, including, but not limited to, a sale of Stratus, a sale of certain of our core assets, a share repurchase program, and continuing our long-term plans to develop the value of our properties. After conducting a thorough process of evaluating seven financial advisors suggested by the Board, and full Board in-person interviews of three finalists, we engaged Hentschel & Company, a premier boutique investment banking advisory firm focused on the real estate industry, as financial advisor in connection with the review of strategic alternatives. With Hentschel, Stratus engaged in an extensive process approaching 105 potential transaction parties including public, private, domestic and foreign investors, of which 24 executed nondisclosure agreements and were provided access to a data room. There were no restrictions on the form or nature of the transaction to be proposed, no price or form of consideration requirements, and no requirements concerning retention or compensation of management. Stratus and its financial advisor engaged in meetings, discussions and negotiations with many of these participants, 10 of whom submitted written or verbal indications of interest. None of the participants ultimately sustained an indication of interest in acquiring the entire company at a price per share at or above Stratus' recent trading prices. The Board, in consultation with its financial advisor, determined that the indications of interest would not at this time provide adequate value to stockholders. Accordingly, the formal strategic review process has concluded; however, Stratus' Board will continue to review the strategic direction of the company, and remains open to considering proposals that will provide value to Stratus' stockholders. As the formal strategic review process has concluded, the Board decided to allow our stockholder rights plan to expire in accordance with its terms on March 9, 2017.
We are continuing our successful program of actively developing our properties and strategically marketing and selling developed assets at appropriate times. As discussed below in “Development Activities - Commercial - The Oaks at Lakeway” and Note 13, we completed the sales of (i) The Oaks at Lakeway for $114.0 million in cash and (ii) our 3,085-square-foot bank building in Barton Creek Village and an adjacent undeveloped 4.1 acre tract of land for $3.1 million in cash in February 2017. In addition, we (i) continue to advance our development projects and plans, including the HEB grocery-anchored retail projects in Killeen and Magnolia (ii) have secured permits for and expect to break ground by mid-2017 on the second 212-unit phase of the Santal multi-family project in Barton Creek Section N, (iii) subject to obtaining construction financing, expect to begin construction of Lantana Place, a mixed-use development project comprised of approximately 320,000 square feet of retail, hotel and office uses in second-quarter 2017, (iv) have secured final building permits for The St. Mary, a 240-unit multi-family development in the Circle C community, and intend to either sell the shovel-ready site or, subject to obtaining construction financing, commence construction, by the end of 2017, (v) continue to market our completed single-family homesites in Barton Creek and Circle C, (vi) have leased approximately 90 percent of the first phase of our Santal multi-family units as of February 28, 2017; and (vii) are nearing completion of construction of the first 5 of the 20 townhomes in our Amarra Villas project in Barton Creek. In July 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively.

Additionally, on September 28, 2015, we completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson’s) approximate 58 percent interest in the Block 21 Joint Venture, for $62.0 million. See Note 2 for further discussion. In connection with our acquisition of Canyon-Johnson's interest in the Block 21 Joint Venture, we completed the refinancing of the W Austin Hotel & Residences. See "Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements."
We believe that Austin and surrounding sub-markets continue to be desirable locations. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain entitlements. Our Austin assets, which are located in desirable areas with significant regulatory constraints, are highly entitled and now have utility capacity for full buildout. As a result, we believe that through strategic planning, development and marketing, we can maximize and fully realize their value. Our development plans require significant additional capital, and may be pursued through joint ventures or other means. In addition, our strategy is subject to continued review by our board of directors and may change as a result of the outcome of our recently-announced review of strategic alternatives, market conditions or other factors deemed relevant by our board of directors.
In years past, economic conditions, including the constrained capital and credit markets, negatively affected the execution of our business plan, primarily by decreasing our pace of development to match economic and market conditions. We responded to these conditions by successfully restructuring our existing debt, including reducing interest rates and extending maturities, which enabled us to preserve our development opportunities until market conditions improved. Economic conditions have improved and we believe we have the financial flexibility to fully exploit our development opportunities and resources. Most of our funding for purchases and development of real estate properties and capital expenditures comes from project-specific loans. In February 2017, after completing the sale of our interest in The Oaks at Lakeway, we repaid the outstanding balance of our revolving line of credit with Comerica Bank. As a result, as of February 28, 2017, we had $45 million of availability under the facility, which matures in August 2017.

Although we have significant recurring costs, including property taxes, maintenance and marketing, we believe we will have sufficient sources of debt financing and cash from operations to address our cash requirements. See “Capital Resources and Liquidity” below regarding recent debt repayments and refinancing and Part 1, Item 1A. “Risk Factors” for further discussion.
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

Real Estate, Hotel, Entertainment Venue and Commercial Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences and our commercial leasing assets, is also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during the three-year period ended December 31, 2016 (see Note 1).

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. In 2014, we concluded that there was sufficient positive evidence that our deferred tax assets (net of deferred tax liabilities) will be realized. Accordingly, we reversed the valuation allowance against our deferred tax assets during 2014 (see Note 8). We had deferred tax assets (net of deferred tax liabilities) totaling $17.2 million at December 31, 2016.

Our future results of operations may be negatively impacted by our inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are more likely than not to not be realized.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2016, the number of our residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II lots	13	—	—	13
Phase III lots	48	—	—	48
Amarra Villas	—	20	170	190
Section N:
Santal multi-family Phase I	236	—	—	236
Santal multi-family Phase II	—	—	212	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	12	—	—	12
The St. Mary	—	—	240	240
Tract 102 multi-family	—	—	56	56
Flores Street	—	—	6	6
W Austin Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	311	20	2,252	2,583

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

Calera.  Calera is a residential subdivision in Barton Creek with plat approval for 155 lots. The initial 16-acre phase of the Calera subdivision included 16 courtyard homes at Calera Court. The second phase of the Calera subdivision, Calera Drive, consisted of 53 single-family lots. Construction of the final phase, known as Verano Drive, was completed in July 2008 and included 71 single-family lots. During 2014, we sold the remaining 9 Verano Drive lots for $3.5 million.

Amarra Drive.  Amarra Drive Phase I, which was the initial phase of the Amarra Drive subdivision, was completed in 2007 and included six lots with sizes ranging from approximately one to four acres. Amarra Drive Phase II, which consisted of 35 lots on 51 acres, was substantially completed in October 2008. During 2014, we sold 16 Phase II lots for $8.2 million. We did not sell any Phase II lots in 2015, and we sold one Phase II lot for $0.6 million in 2016. As of December 31, 2016, 13 Phase II lots remained unsold.

In first-quarter 2015, we substantially completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. During 2016, we sold 6 Phase III lots for $4.4 million and during 2015, we sold 10 Phase III lots for $7.0 million. As of December 31, 2016, 48 Phase III lots remain unsold. During January 2017, one Phase III lot was sold and as of February 28, 2017, three Phase III lots were under contract.

The Amarra Villas townhome project is a 20-unit development for which we completed site work in late 2015. Construction of the first 5 of 20 townhomes commenced in March 2016 and construction is nearing completion. The townhomes average approximately 4,400 square feet and are being marketed as "lock and leave" properties, with golf course access and cart garages. As of February 28, 2017, one townhome, for which construction has not yet begun, was under contract.

Section N. The Santal multi-family project, a garden-style apartment complex, was completed within budget in August 2016 and consists of 236 units. We began recognizing rental revenue, which is included in the Commercial

Leasing segment, in January 2016. As of February 28, 2017, 210 units were leased. Construction of the second 212-unit phase is expected to commence by mid-2017.

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

Meridian. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in 2014. During 2016, we sold 19 Meridian lots for $5.3 million, during 2015, we sold 19 Meridian lots for $5.4 million, and during 2014, we sold 7 Meridian lots for $2.0 million. As of December 31, 2016, 12 Meridian lots remained unsold. During January 2017, two Meridian lots were sold and as of February 28, 2017, three Meridian lots were under contract.

The St. Mary. We have secured final building permits for The St. Mary, a 240-unit multi-family development in the Circle C community, and intend to either sell the shovel-ready site or, subject to obtaining construction financing, commence construction by the end of 2017.

W Austin Residences. As of December 31, 2014, we had sold 157 condominium units (including 7 units for $11.9 million in 2014), with 2 remaining condominium units available for sale and continuing to be marketed as of December 31, 2016.

Commercial.  As of December 31, 2016, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Trammell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture)) are shown below:

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

Barton Creek.  The first phase of Barton Creek Village consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building. As of December 31, 2016, occupancy was 100 percent for the retail complex, and the bank building is leased through January 2023. In February 2017, we sold the 3,085-square-foot bank building and the Barton Creek Village Phase II land (see Note 13).

Circle C.  In July 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community. The Parkside Village retail project, which we owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The project included a 33,650-square-foot full-service movie theater and restaurant, a 13,890-square-foot medical clinic and five other retail buildings, including a 14,926-square-foot building, a 10,175-square-foot building, a 8,043-square-foot building, a 4,500-square-foot building and a stand-alone 5,000-square-foot building. The 5700 Slaughter retail project, which we previously wholly owned, consisted of 25,698 leasable square feet and was sold for $12.5 million. See Note 12 for further discussion.

Lantana.  Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2016, we had entitlements for approximately 485,000 square feet of office and retail space on the remaining 56 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. Our Lantana Place mixed-use development project, comprised of approximately 320,000 square feet of retail, hotel and office uses, is fully designed and permitted, and subject to obtaining construction financing, we expect to begin construction in the second quarter of 2017.

W Austin Hotel & Residences. The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of December 31, 2016, both the office and retail space were substantially fully occupied.

The Oaks at Lakeway. The Oaks at Lakeway is an HEB Grocery Company, L.P. (HEB)-anchored retail project planned for 236,739 square feet of commercial space located in Lakeway, Texas in the Lake Travis community. As of December 31, 2016, leases for 92 percent of the space, including the HEB lease, were executed and leasing for the remaining space was under way. The HEB store opened in October 2015 and all other executed leases, with exception of the hotel lease, had commenced as of December 31, 2016.

On February 15, 2017, we completed the sale of The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC (FHF) for $114.0 million in cash. Net cash proceeds totaled $50.8 million after payment of transaction expenses, a net profits participation payment due to HEB, and payoff of the balance of the Lakeway construction loan. As required by the terms of our credit agreement with Comerica, a portion of the net cash proceeds were used to pay indebtedness outstanding under our Comerica credit facility, which resulted in Stratus having only project-specific debt outstanding as of February 28, 2017. We believe the sale provides strong evidence of the value created by our strategy, including our grocery-anchored retail development program.

The project, which was 100% owned by Stratus, was developed on tracts we acquired between May 2013 and September 2014. The sale excluded 34.7 acres of undeveloped property, which is zoned for residential, hotel and civic uses.

The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. The hotel pad is currently leased and the master hotel lease will become effective only if the current hotel lessee defaults prior to completion of the hotel. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing our selling subsidiary’s master lease payment obligation. We project that our master lease payment obligation will approximate $170,000 per month and will decline over time until leasing is complete and all leases are assigned to the purchaser, which is projected to occur by February 2019. To secure our obligations under the master leases, we provided a $1.5 million irrevocable letter of credit with a three-year term.

With respect to the master leases, if we are not successful in leasing unleased space as projected, or tenants currently paying rent default prior to their leases being assigned to the purchaser, our selling subsidiary would be responsible for the attributable lease payments to the purchaser through the earlier of (1) the time alternative lease arrangements can be made and the lease is assigned to the purchaser and (2) the end of the term of the applicable master lease.

As a result of our continuing involvement under the master lease agreements with the purchaser, the transaction does not qualify as a sale under generally accepted accounting principles in the U.S. Accordingly, a deferred gain will be recorded in other liabilities and will be reduced by payments made under the master lease agreements. All or a portion of the deferred gain may be recognized in future periods when Stratus' continuing involvement ends or the maximum exposure under the master leases is less than the deferred gain.

Magnolia. The Magnolia project is an HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete and road expansion by the Texas Department of Transportation is in progress and expected to be completed in 2017. The HEB store is presently expected to open in early 2019.

West Killeen Market. In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB-anchored retail project planned for 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016, and the HEB store is scheduled to open in April 2017.

UNCONSOLIDATED AFFILIATE

Crestview Station.  Crestview Station is a single-family, multi-family, retail and office development, located on the site of a commuter rail line. The Crestview Station Joint Venture sold substantially all of its multi-family and commercial properties in 2007 and one commercial site in 2008. In 2014, the Crestview Station Joint Venture sold the remaining residential land to DR Horton for $17.5 million.

As of December 31, 2016, the Crestview Station Joint Venture has sold all of its properties except for one commercial site. We account for our 50 percent interest in the Crestview Station Joint Venture under the equity method. See Note 6 for further discussion of Crestview Station.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. General and administrative expenses primarily consist of employee salaries, wages and other costs, and beginning January 1, 2016, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The segment disclosures for 2015 and 2014 have been recast to be consistent with the presentation of general and administrative expenses as part of "Corporate, eliminations and other."

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2016	2015		2014
Operating income (loss):
Hotel	$8,058	$5,065		$6,256
Entertainment	2,546	3,086		3,085
Real estate operations	824	3,671		7,291
Commercial leasing	2,369	22,514	[a]	2,107
Corporate, eliminations and other	(12,620)	(8,604)		(8,375)
Operating income	$1,177	$25,732		$10,364
Interest expense, net	$(9,408)	$(4,065)		$(3,751)
Income from discontinued operations, net of taxes	$—	$3,218		$—
Net (loss) income	$(5,999)	$17,595		$18,157
Net income attributable to noncontrolling interests in subsidiaries[b]	$—	$(5,418)		$(4,754)
Net (loss) income attributable to common stockholders	$(5,999)	$12,177		$13,403

a.	Includes a gain of $20.7 million on the sales of our Parkside Village and 5700 Slaughter commercial developments.

b.	Primarily relates to Canyon-Johnson's share in the Block 21 Joint Venture, which we acquired in 2015.

We have four operating segments: Hotel, Entertainment, Real Estate Operations and Commercial Leasing (see Note 11). The following is a discussion of our operating results by segment.

Hotel
The following table summarizes our Hotel operating results for the years ended December 31 (in thousands):

	2016	2015	2014
Hotel revenue	$40,727	$41,651	$42,860
Hotel cost of sales, excluding depreciation	29,248	30,789	30,753
Depreciation	3,421	5,797	5,851
Operating income	$8,058	$5,065	$6,256

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Revenue per available room (REVPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $259 in 2016, compared with $279 in 2015 and $291 in 2014. In 2015 and 2016, 2,656 new hotel rooms were added to the Austin hotel market, and another 1,662 rooms are expected to be added during 2017. The increase in supply of hotel rooms is expected to cause hotel revenue to decline further in 2017.

Hotel Cost of Sales. Hotel operating costs totaled $29.2 million in 2016 and $30.8 million in each of 2015 and 2014. Lower costs in 2016, compared with 2015 and 2014, primarily reflect a reduction in employee costs.
Hotel Depreciation. Hotel depreciation decreased to $3.4 million for 2016, compared to $5.8 million in 2015 and $5.9 million in 2014, primarily reflecting certain furniture and equipment being fully depreciated as of December 31, 2015.

Entertainment
The following table summarizes our Entertainment operating results for the years ended December 31 (in thousands):

	2016	2015	2014
Entertainment revenue	$19,705	$19,800	$19,108
Entertainment cost of sales, excluding depreciation	15,698	15,426	14,763
Depreciation	1,461	1,288	1,260
Operating income	$2,546	$3,086	$3,085

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live, and production of recorded content for artists performing at ACL Live or 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. Entertainment revenue in 2016 approximated 2015 revenue and increased in 2015, compared with 2014, primarily reflecting higher private event revenue and higher ancillary revenue per attendee.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live operating performance, for the years ended December 31.

	2016	2015	2014
Events:
Events hosted	223	210	207
Estimated attendance	237,000	245,000	231,200
Ancillary net revenue per attendee	$46.21	$44.89	$41.91
Ticketing:
Number of tickets sold	175,023	168,506	166,603
Gross value of tickets sold (in thousands)	$9,679	$11,191	$10,270

Entertainment Cost of Sales. Entertainment operating costs totaled $15.7 million in 2016, compared with $15.4 million in 2015 and $14.8 million in 2014. Entertainment costs were higher in 2016 and 2015, compared with 2014, primarily reflecting higher costs associated with increases in the number of events hosted.

Real Estate Operations
The following table summarizes our Real Estate Operations operating results for the years ended December 31 (in thousands):

	2016	2015	2014
Revenues:
Developed property sales	$10,223	$12,320	$25,674
Undeveloped property sales	73	1,175	—
Commissions and other	454	848	507
Total revenues	10,750	14,343	26,181
Cost of sales, including depreciation	9,926	10,672	20,972
Litigation and insurance settlements	—	—	(2,082)
Operating income	$824	$3,671	$7,291

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2016			2015			2014
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
Barton Creek
Calera:
Verano Drive	—	$—	$—	—	$—	$—	9	$3,523	$181
Amarra Drive:
Phase II lots	1	550	190	—	—	—	16	8,216	194
Phase III lots	6	4,408	338	10	6,955	334	—	—	—

Circle C
Meridian	19	5,265	156	19	5,365	160	7	2,007	160

W Austin Residences:
Condominium units	—	—	—	—	—	—	7	11,928	1,517
Total Residential	26	$10,223		29	$12,320		39	$25,674

The decrease in developed property sales and revenues in 2016, compared with 2015, primarily resulted from fewer Amarra Drive Phase III lots. The decrease in 2015 compared with 2014, primarily resulted from fewer sales of condominium units at the W Austin Residences and fewer lot sales at Verano Drive and Amarra Drive Phase II as inventories have declined, partly offset by lot sales at Meridian and Amarra Drive Phase III.

Undeveloped Property Sales. In 2015, we sold a nine-acre tract of land in Austin, Texas, with entitlements for approximately 20,000 square feet of commercial space for $1.2 million.

Commissions and Other.  Commissions and other primarily includes sales commissions, design fees and sales of our development fee credits to third parties, and totaled $0.5 million in 2016, $0.8 million in 2015 and $0.5 million in 2014. We received the development fee credits as part of the Circle C settlement (see Note 10).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $9.9 million in 2016, $10.7 million in 2015 and $21.0 million in 2014. The decrease in cost of sales in 2016, compared with 2015, primarily reflects fewer Barton Creek lot sales in 2016. The decrease in cost of sales in 2015, compared with 2014, primarily reflects fewer sales of condominium units.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $4.5 million in 2016 and $3.5 million in each of 2015 and 2014. The increase in these recurring costs for 2016, compared with 2015 and 2014, primarily reflects higher property taxes and homeowner association assessments associated with Barton Creek lots not yet sold. Cost of sales also included credits of $0.4 million in 2014 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences.

Litigation and Insurance Settlements. We recorded a gain on a litigation settlement totaling $1.5 million in 2014 related to the termination of a lease and gains of $0.6 million in 2014 related to insurance settlements.

Commercial Leasing
The following table summarizes our Commercial Leasing operating results for the years ended December 31 (in thousands):

	2016	2015[a]	2014
Rental revenue	$10,449	$6,179	$7,128
Rental cost of sales, excluding depreciation	4,936	2,838	3,236	[b]
Depreciation	3,144	1,556	1,785
Gain on sales of assets	—	(20,729)	—
Operating income	$2,369	$22,514	$2,107

a.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 12).

b.	Includes $0.3 million of lease termination charges.

Rental Revenue.  Rental revenue primarily reflects revenue from The Oaks at Lakeway, which was sold in February 2017, the office and retail space at the W Austin Hotel & Residences, Barton Creek Village, the Santal multi-family project and Parkside Village and 5700 Slaughter, which were both sold in 2015. The increase in rental revenue in 2016, compared with 2015, primarily reflects rental revenues from The Oaks at Lakeway and the Santal multi-family project, partially offset by a decrease related to the sales of Parkside Village and 5700 Slaughter. The decrease in rental revenue in 2015, compared with 2014, primarily reflects the impact of the sales of Parkside Village and 5700 Slaughter. Rental revenue is expected to decrease in 2017 as a result of the sale of The Oaks at Lakeway and the 3,085-square-foot bank building at Barton Creek Village (see Note 13).

Rental Cost of Sales.  Rental operating costs totaled $4.9 million in 2016, compared with $2.8 million in 2015 and $3.2 million in 2014. The increase in rental costs in 2016, compared with 2015, primarily reflects increased operating costs relating to The Oaks at Lakeway and Santal, partially offset by a decrease in operating expenses related to the sales of Parkside Village and 5700 Slaughter. The decrease in rental costs in 2015, compared with 2014, primarily reflects the sales of Parkside Village and 5700 Slaughter.

Gain on Sales of Assets. During 2015, Stratus recorded a $13.6 million gain on the sale of Parkside Village and a $7.1 million gain on the sale of 5700 Slaughter.

Corporate, Eliminations and Other
Corporate, eliminations and other (see note 11) includes consolidated general and administrative expenses, which primarily consist of employee salaries, wages and other costs and totaled $12.6 million in 2016, $8.6 million in 2015 and $8.4 million in 2014. Beginning January 1, 2016, general and administrative expenses are managed on a consolidated basis and are not allocated to our operating segments. The segment disclosures for 2015 and 2014 have been recast to be consistent with 2016. Costs were higher for 2016, primarily reflecting higher legal and consulting fees mainly because of $3.1 million associated with Stratus' successful proxy contest and review of strategic alternatives. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net.  Interest expense (before capitalized interest) totaled $15.7 million in 2016, $9.5 million in 2015 and $7.9 million in 2014. The increase in interest expense in 2016, compared with 2015, and 2015, compared with 2014, primarily reflects higher average debt balances and interest rates, primarily as a result of our refinancing of the W Austin Hotel & Residences, and construction loans to support development of The Oaks at Lakeway and the Santal multi-family project.

Capitalized interest totaled $6.3 million in 2016, $5.5 million in 2015 and $4.1 million in 2014, and is primarily related to development activities at certain properties in Barton Creek and The Oaks at Lakeway.

Gain (Loss) on Interest Rate Derivative Instruments. We recorded a gain of $0.2 million in 2016 associated with changes in the fair value of our interest rate derivative instruments. In 2015, we recorded a loss of $0.7 million associated with the recognition of cumulative changes in the fair value of our interest rate swap agreement because it no longer qualified for hedge accounting treatment and changes in the fair value of our interest rate cap agreement. We recorded a loss of $0.3 million in 2014 associated with changes in the fair value of our interest rate cap agreement. See Note 5 for further discussion.

Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.8 million in 2016 related to the prepayment of the Bank of America loan and less than $0.1 million in 2014 associated with the refinancing of the term loan secured by 5700 Slaughter.

Equity in Unconsolidated Affiliates' Income (Loss).  We account for our interests in our unconsolidated affiliates, primarily Crestview Station, using the equity method. Our equity in the net income (loss) of these entities totaled $0.1 million in 2016, $(1.3) million in 2015 and $1.1 million in 2014. The loss in 2015 primarily reflects operating losses at two of these affiliates. The income in 2014 primarily reflects the third closing in the take-down agreement between Crestview Station and DR Horton. See Note 6 for further discussion.

Benefit from (provision for) Income Taxes.  We recorded a benefit from (provision for) income taxes of $2.8 million in 2016, $(5.6) million in 2015 and $10.7 million in 2014. Each period also includes the Texas state margin tax. The difference between our consolidated effective income tax rate for 2016 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to the Texas state margin tax. The difference between our consolidated effective income tax rate for 2015 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to state margin taxes, partially offset by the tax effect of income attributable to non-controlling interests. The difference between our consolidated effective income tax rate for 2014 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to the reversal of the valuation allowance on our deferred tax assets (see Note 8 for further discussion).

Net Income Attributable to Noncontrolling Interests in Subsidiaries.  Net income attributable to noncontrolling interests in subsidiaries totaled $5.4 million in 2015 and $4.8 million in 2014. The increase in 2015, compared with 2014, primarily relates to the gain on the sale of Parkside Village.

DISCONTINUED OPERATIONS

In 2012, we sold 7500 Rialto, an office building in Lantana. In connection with the sale, we recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and we recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stockholders) in 2015.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $3.7 million in 2016, $1.8 million in 2015 and $21.6 million in 2014. Expenditures for purchases and development of real estate properties included in operating activities totaled $14.6 million in 2016, $26.2 million in 2015 and $54.9 million in 2014 and primarily included development costs for our Barton Creek properties in 2016 and 2015. Such expenditures also included The Oaks at Lakeway project in 2014 before the project was reclassified as an investment to be held.

Operating cash flows for 2016, compared with 2015, decreased by $1.9 million, primarily as a result of changes in working capital accounts. Operating cash flows for 2015, compared with 2014, increased by $19.8 million, primarily as a result of lower expenditures for purchases and development of real estate properties.

Approximately $29.5 million has been reimbursed or is eligible for reimbursement by Travis County MUDs for infrastructure costs incurred in our development of Section N in Barton Creek. As of February 28, 2017, we had

received cumulative reimbursements of these costs of $17.8 million, $12.3 million of which was received in 2016 and $3.9 million in 2015 (none were received in 2014). Additional reimbursements of $1.6 million were received in January 2017. We anticipate receiving additional reimbursements of these costs from MUDs of approximately $10 million in late 2017 or early 2018.

Investing Activities. Cash used in investing activities totaled $28.2 million in 2016, $12.6 million in 2015 and $2.7 million in 2014. Capital expenditures include costs to develop commercial leasing properties and primarily related to development of the Santal multi-family and The Oaks at Lakeway projects, which totaled $26.8 million in 2016 and $54.0 million in 2015, and The Oaks at Lakeway project in 2014, which totaled $6.0 million.

The year 2015 also included $43.3 million in proceeds from the sales of the Parkside Village and 5700 Slaughter commercial properties. During 2015, Stratus made investments of $0.7 million in its unconsolidated affiliates, and during 2014, Stratus received distributions from Crestview Station totaling $4.1 million.

Financing Activities. Cash provided by financing activities totaled $28.5 million in 2016, $1.8 million in 2015 and $32.6 million in 2014. Net borrowings on our Comerica credit facility totaled $13.4 million in 2016, $10.1 million in 2015 and $23.1 million in 2014.

Net borrowings on other project and term loans totaled $16.8 million in 2016, $56.6 million in 2015 and $22.1 million in 2014. In 2016, we used $150 million of borrowings under the Goldman Sachs loan to refinance our Bank of America loan ($129.5 million) for the W Austin Hotel & Residences. Other project borrowings in 2016 were primarily used to fund the development of the Santal multi-family and The Oaks at Lakeway projects. In 2015, we borrowed $32.3 million under project loans and $20.0 million under our Comerica credit facility, plus $9.7 million of cash that was used to purchase Canyon-Johnson's noncontrolling interest in the Block 21 Joint Venture for $62.0 million. Other project borrowings in 2015 were primarily for the development of The Oaks at Lakeway and Santal multi-family projects. The most significant project borrowing in 2014 related to The Oaks at Lakeway project. Noncontrolling interest distributions for the Parkside Village Joint Venture and the Block 21 Joint Venture totaled $4.2 million in 2015 and $11.6 million in 2014.

See Note 7 and “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2016.

In November 2013, our Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2016 or 2015. During 2014, we purchased 39,960 shares for $0.7 million in private transactions. As of December 31, 2016, a total of 991,695 shares of our common stock remain available under this program.

On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share payable on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the board’s consideration of the results of the recent sale of The Oaks at Lakeway and in connection with the Board’s decision to conclude its previously announced formal review of strategic alternatives. Our Comerica credit facility requires the bank’s prior written consent for any common stock repurchases or dividend payments.

Credit Facility and Other Financing Arrangements
At December 31, 2016, we had total debt of $291.1 million, compared with $260.6 million at December 31, 2015. The increase in debt since year-end 2015 is primarily related to increased borrowings to fund the construction, development and leasing of The Oaks at Lakeway and Santal. The principal amount of our debt at December 31, 2016, consisted of the following:

•	$148.3 million outstanding under the non-recourse Goldman Sachs loan for the refinance of the W Austin Hotel & Residences in January 2016.

•
$58.5 million outstanding under the construction loan to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas (the Lakeway Construction loan). This loan was repaid in February 2017 with proceeds from the sale of The Oaks at Lakeway.

•
$46.5 million outstanding under the $52.5 million Comerica credit facility, which is comprised of a $45.0 million revolving line of credit, with no availability at December 31, 2016; and a $7.5 million letters of credit tranche, against which $1.5 million was outstanding, $2.3 million was committed and $3.7 million was available at December 31, 2016. Amounts outstanding under the Comerica credit facility were repaid in February 2017 with proceeds from the sale of The Oaks at Lakeway.

•
$30.5 million outstanding under the construction loan to fund the development and construction of the first phase of the Santal multi-family development in Section N of Barton Creek (the Santal Construction loan).

•
$5.6 million outstanding under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan). A $2.1 million paydown was made on this loan in February 2017, in connection with the sale of the bank building and the Barton Creek Village Phase II land, a 4.1 acre tract of land adjacent to Barton Creek Village (see Note 13).

•	$3.9 million outstanding under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

Several of our financing instruments contain customary financial covenants. The Comerica credit facility, the Santal Construction loan and the Amarra Villas credit facility include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Comerica credit facility also includes a requirement that we obtain Comerica's prior written consent for any common stock repurchases or dividend payments. As of December 31, 2016, Stratus' total stockholders' equity was $131.0 million. See Note 7 for further discussion of our outstanding debt and "Debt Maturities and Other Contractual Obligations" for discussion of total pro forma debt as of December 31, 2016, after giving consideration to the use of proceeds from the sale of The Oaks at Lakeway in February 2017.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2016, and pro forma debt maturities after giving consideration to the required debt repayments following the sale of The Oaks at Lakeway in February 2017 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Goldman Sachs loan	$2,095	$2,215	$2,342	$2,477	$2,618	$136,550	$148,297
Lakeway construction loan	374	1,526	56,569	—	—	—	58,469
Comerica credit facility	46,547	—	—	—	—	—	46,547
Santal construction loan	—	30,455	—	—	—	—	30,455
Barton Creek Village term loan	153	160	167	173	182	4,810	5,645
Amarra Villas credit facility	—	—	3,935	—	—	—	3,935
Total debt maturities	$49,169	$34,356	$63,013	$2,650	$2,800	$141,360	$293,348

Lakeway construction loan	(374)	(1,526)	(56,569)	—	—	—	(58,469)
Comerica credit facility	(46,547)	—	—	—	—	—	(46,547)
Pro forma debt maturities	$2,248	$32,830	$6,444	$2,650	$2,800	$141,360	$188,332
On a pro forma basis after giving consideration to the use of the proceeds from the sale of The Oaks at Lakeway, Stratus' total principal amount of debt outstanding at December 31, 2016, of $188.3 million consisted of approximately 82 percent fixed-rate debt, with an average interest rate of 5.5 percent, and 18 percent variable-rate debt, with an average interest rate of 3.0 percent. As of February 28, 2017, no amounts were drawn on Stratus' $45 million revolving credit facility.

The following table summarizes our contractual cash obligations, other than debt, as of December 31, 2016 (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Scheduled interest payment obligations[a]	$17,058	$5,690	$5,290	$2,128	$3,950
Construction contracts	7,087	7,087	—	—	—
Operating lease obligations	237	126	111	—	—
Total	$24,382	$12,903	$5,401	$2,128	$3,950

Interest obligations under Lakeway construction loan	(4,584)	(1,719)	(2,865)	—	—
Interest obligations under Comerica credit facility	(1,862)	(1,862)	—	—	—
Pro forma contractual obligations	$17,936	$9,322	$2,536	$2,128	$3,950

a.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2016, for variable-rate debt.

We had commitments under noncancelable contracts totaling $7.1 million at December 31, 2016. These commitments primarily included contracts for construction of improvements for the West Killeen Market project and the Amarra Villas townhome project at Barton Creek.

We also had guarantees related to the W Austin Hotel & Residences at December 31, 2016 (see Note 7).

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

We also have an interest rate swap agreement with Comerica Bank that was previously designated as a cash flow hedge with changes in fair value recorded in other comprehensive income. The instrument effectively converted the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. On July 2, 2015, we completed the sale of the Parkside Village property. We fully repaid the amount outstanding under the Parkside Village loan. We assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the liability balance of $0.6 million on July 2, 2015, was reclassified to the statement of operations as a loss on interest rate derivative instruments and future changes in the fair value of the instrument are being recorded in the statement of operations, including a gain of $0.2 million in 2016 and a loss of $0.1 million in 2015.

At December 31, 2016, $139.4 million of our total principal amount of debt outstanding of $293.3 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.4 million. On a pro forma basis after giving consideration to the use of the proceeds from the sale of The Oaks at Lakeway, Stratus' total principal amount of debt outstanding at December 31, 2016, was reduced to $188.3 million, of which $34.4 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this pro forma variable-rate debt would increase our annual interest costs by $0.3 million.

NEW ACCOUNTING STANDARDS

Refer to Note 1 for discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 10 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our active development plan, and projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, possible joint venture arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements. Under our Comerica credit facility, we are not permitted to pay dividends on common stock without Comerica’s prior written consent, which was obtained in connection with the special dividend, but not required to be granted by Comerica in the future. The declaration of dividends is at the discretion of our Board, subject to restrictions under our Comerica credit facility, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our board of directors considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, business plans, actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

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

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stratus Properties Inc.

We have audited Stratus Properties Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO criteria). Stratus Properties Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Stratus Properties Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Stratus Properties Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017, expressed an unqualified opinion thereon.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Stratus Properties Inc.

We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2016, and 2015 and the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the years in the three-year period ended December 31, 2016. Our audit also includes the financial statement schedule listed in the accompanying index. Stratus Properties Inc.'s management is responsible for these financial statements and the schedule. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratus Properties Inc. as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Stratus Properties Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 16, 2017

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$13,597	$17,036
Restricted cash	11,892	8,731
Real estate held for sale	21,236	25,944
Real estate under development	111,373	139,171
Land available for development	19,153	23,397
Real estate held for investment, net	239,719	186,626
Deferred tax assets	17,223	15,329
Other assets	17,982	13,871
Total assets	$452,175	$430,105

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$6,734	$14,182
Accrued liabilities, including taxes	13,240	10,356
Debt	291,102	260,592
Other liabilities	10,073	8,301
Total liabilities	321,149	293,431

Commitments and contingencies (Notes 7,10 and 12)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,203 and 9,160 shares issued, respectively and
8,098 and 8,067 shares outstanding, respectively	92	91
Capital in excess of par value of common stock	192,762	192,122
Accumulated deficit	(41,143)	(35,144)
Common stock held in treasury, 1,105 shares and 1,093 shares
at cost, respectively	(20,760)	(20,470)
Total stockholders’ equity	130,951	136,599
Noncontrolling interests in subsidiaries	75	75
Total equity	131,026	136,674
Total liabilities and equity	$452,175	$430,105
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Hotel	$40,418	$41,346	$42,354
Entertainment	19,522	19,607	19,048
Real estate operations	10,719	14,277	26,084
Commercial leasing	9,682	5,641	6,625
Total revenues	80,341	80,871	94,111
Cost of sales:
Hotel	29,090	30,702	30,746
Entertainment	15,223	15,169	14,431
Real estate operations	9,702	10,425	20,650
Commercial leasing	4,903	2,772	3,138
Depreciation	8,082	8,743	8,977
Total cost of sales	67,000	67,811	77,942
General and administrative expenses	12,164	8,057	7,887
Gain on sales of assets	—	(20,729)	—
Litigation and insurance settlements	—	—	(2,082)
Total	79,164	55,139	83,747
Operating income	1,177	25,732	10,364
Interest expense, net	(9,408)	(4,065)	(3,751)
Gain (loss) on interest rate derivative instruments	218	(724)	(272)
Loss on early extinguishment of debt	(837)	—	(19)
Other income, net	21	309	29
(Loss) income before income taxes and equity in unconsolidated affiliates' income (loss)	(8,829)	21,252	6,351
Equity in unconsolidated affiliates' income (loss)	51	(1,299)	1,112
Benefit from (provision for) income taxes	2,779	(5,576)	10,694
(Loss) income from continuing operations	(5,999)	14,377	18,157
Income from discontinued operations, net of taxes	—	3,218	—
Net (loss) income	(5,999)	17,595	18,157
Net income attributable to noncontrolling interests in subsidiaries	—	(5,418)	(4,754)
Net (loss) income attributable to common stockholders	$(5,999)	$12,177	$13,403

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.74)	$1.11	$1.67
Discontinued operations	—	0.40	—
Basic net (loss) income per share attributable to common stockholders	$(0.74)	$1.51	$1.67

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.74)	$1.11	$1.66
Discontinued operations	—	0.40	—
Diluted net (loss) income per share attributable to common stockholders	$(0.74)	$1.51	$1.66

Weighted-average shares of common stock outstanding:
Basic	8,089	8,058	8,037
Diluted	8,089	8,091	8,078
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Years Ended December 31,
	2016	2015	2014

Net (loss) income	$(5,999)	$17,595	$18,157

Other comprehensive income (loss), net of taxes:
Income (loss) on interest rate swap agreement	—	458	(427)
Other comprehensive income (loss)	—	458	(427)

Total comprehensive (loss) income	(5,999)	18,053	17,730
Total comprehensive income attributable to noncontrolling interests	—	(5,597)	(4,584)
Total comprehensive (loss) income attributable to common stockholders	$(5,999)	$12,456	$13,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flow from operating activities:
Net (loss) income	$(5,999)	$17,595	$18,157
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	8,082	8,743	8,977
Cost of real estate sold	4,899	6,465	15,725
Gain on sale of 7500 Rialto, net of tax	—	(3,218)	—
Gain on sales of assets	—	(20,729)	—
(Gain) loss on interest rate derivative contracts	(218)	724	272
Loss on early extinguishment of debt	837	—	19
Debt issuance cost amortization and stock-based compensation	1,681	1,436	1,194
Equity in unconsolidated affiliates' (income) loss	(51)	1,299	(1,112)
Return on investment in unconsolidated affiliate	—	—	675
Deposits	584	450	(425)
Deferred income taxes	(1,894)	2,118	(11,358)
Purchases and development of real estate properties	(14,575)	(26,237)	(54,928)
Municipal utility districts reimbursements	12,302	5,307	—
Increase in other assets	(6,211)	(2,983)	(3,147)
(Decrease) increase in accounts payable, accrued liabilities and other	(3,157)	7,240	4,389
Net cash used in operating activities	(3,720)	(1,790)	(21,562)

Cash flow from investing activities:
Capital expenditures	(28,215)	(55,178)	(6,804)
Net proceeds from sales of assets	—	43,266	—
(Investment in) return of investment in unconsolidated affiliates	(32)	(678)	4,069
Net cash used in investing activities	(28,247)	(12,590)	(2,735)

Cash flow from financing activities:
Borrowings from credit facility	32,969	42,326	36,000
Payments on credit facility	(19,573)	(32,263)	(12,915)
Borrowings from project loans	179,957	99,670	34,588
Payments on project and term loans	(163,120)	(43,096)	(12,528)
Purchase of noncontrolling interest	—	(61,991)	—
Stock-based awards net (payments) proceeds, including excess tax benefit	(368)	1,634	(125)
Noncontrolling interests distributions	—	(4,244)	(11,637)
Repurchases of treasury stock	—	—	(679)
Financing costs	(1,337)	(265)	(69)
Net cash provided by financing activities	28,528	1,771	32,635
Net (decrease) increase in cash and cash equivalents	(3,439)	(12,609)	8,338
Cash and cash equivalents at beginning of year	17,036	29,645	21,307
Cash and cash equivalents at end of year	$13,597	$17,036	$29,645
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock					Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Accum- ulated Other Compre-hensive Loss	Number of Shares	At Cost	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2013	9,076	$91	$203,724	$(60,724)	$(22)	1,030	$(19,448)	$123,621	$45,695	$169,316
Common stock repurchases	—	—	—	—	—	40	(679)	(679)	—	(679)
Exercised and issued stock-based awards	40	—	65	—	—	—	—	65	—	65
Stock-based compensation	—	—	480	—	—	—	—	480	—	480
Tender of shares for stock-based awards	—	—	—	—	—	11	(190)	(190)	—	(190)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(11,636)	(11,636)
Total comprehensive income (loss)	—	—	—	13,403	(257)	—	—	13,146	4,584	17,730
Balance at December 31, 2014	9,116	91	204,269	(47,321)	(279)	1,081	(20,317)	136,443	38,643	175,086
Exercised and issued stock-based awards	44	—	32	—	—	—	—	32	—	32
Stock-based compensation	—	—	528	—	—	—	—	528	—	528
Tax benefit for stock-based awards	—	—	1,746	—	—	—	—	1,746	—	1,746
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,244)	(4,244)
Purchase of noncontrolling interest in consolidated subsidiary, net of taxes	—	—	(14,453)	—	—	—	—	(14,453)	(39,921)	(54,374)
Total comprehensive income	—	—	—	12,177	279	—	—	12,456	5,597	18,053
Balance at December 31, 2015	9,160	91	192,122	(35,144)	—	1,093	(20,470)	136,599	75	136,674
Exercised and issued stock-based awards	43	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	719	—	—	—	—	719	—	719
Tax provision for stock-based awards	—	—	(78)	—	—	—	—	(78)	—	(78)
Tender of shares for stock-based awards	—	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(5,999)	—	—	—	(5,999)	—	(5,999)
Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	$—	1,105	$(20,760)	$130,951	$75	$131,026
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

Cash and cash equivalents. Stratus considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Stratus recorded no impairment charges for the three-year period ended December 31, 2016. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Commercial leasing properties are depreciated on a straight-line basis over their estimated lives of 30 to 40 years. The hotel and entertainment venue properties are depreciated on a straight-line basis over their estimated lives of 35 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a 3 to 15-year period. Tenant improvements are depreciated over the related lease terms.

Investments in Unconsolidated Affiliates.  Stratus has interests in two unconsolidated affiliates, which it accounts for under the equity method (see Note 6).

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $7.6 million at December 31, 2016, and $6.2 million at December 31, 2015.

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

A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Hotel	$40,418	$41,346	$42,354
Entertainment	19,522	19,607	19,048
Developed property sales	10,223	12,320	25,674
Undeveloped property sales	73	1,175	—
Commercial leasing	9,682	5,641	6,625
Commissions and other	423	782	410
Total revenues	$80,341	$80,871	$94,111

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Hotel	$29,090	$30,702	$30,746
Entertainment	15,223	15,169	14,431
Cost of developed property sales	5,156	6,386	16,466
Cost of undeveloped property sales	55	564	43
Commercial leasing	4,903	2,772	3,138
Project expenses and allocation of overhead costs (see below)	4,473	3,546	3,543
Depreciation	8,082	8,743	8,977
Other, net	18	(71)	598	[a]
Total cost of sales	$67,000	$67,811	$77,942

a.
Includes a credit of $0.4 million in 2014 related to the recovery of building repair costs associated with damage caused by the June 2011 balcony glass breakage incidents at the W Austin Hotel & Residences.

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.9 million in both 2016 and 2015, and $0.8 million in 2014.

Income Taxes.  Stratus accounts for deferred income taxes under an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by currently enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. See Note 8 for further discussion.

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

	Years Ended December 31,
	2016		2015		2014
Net (loss) income	$(5,999)		$17,595		$18,157
Net income attributable to noncontrolling interests in subsidiaries	—		(5,418)		(4,754)
Net (loss) income attributable to Stratus common stockholders	$(5,999)		$12,177		$13,403

Basic weighted-average shares of common stock outstanding	8,089		8,058		8,037

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	—	[a]	33	[b]	41	[b]

Diluted weighted-average shares of common stock outstanding	8,089		8,091		8,078
Diluted net (loss) income per share attributable to common stockholders	$(0.74)		$1.51		$1.66

a.
Excludes approximately 125 thousand shares of common stock associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock and RSUs that were anti-dilutive.

b.	Excludes approximately 26 thousand shares of common stock for 2015 and 36 thousand for 2014 associated with anti-dilutive RSU's.

Outstanding stock options with exercise prices greater than the average market price for Stratus' common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 13 thousand for 2016, 15 thousand for 2015 and 42 thousand for 2014.

Stock-Based Compensation.  Compensation costs for share-based payments to employees, including stock options, are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes option valuation model. In addition, for RSUs and performance based RSUs, compensation costs are recognized based on the fair value on the date of grant. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. See Note 9 for further discussion.

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that provides a single comprehensive revenue recognition model, which will replace most existing revenue recognition guidance, and also requires expanded disclosures. The core principle of the model is that revenue is recognized when control of goods or services has been transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. Stratus will adopt this ASU January 1, 2018, and currently expects to apply the modified retrospective approach under which any cumulative effect adjustment would be recorded to retained earnings as of the adoption date. Stratus has not completed its final review of the impact of this guidance; however, based on the terms of its sales contracts, Stratus currently does not anticipate a material impact on its revenue recognition policies or processes. Stratus continues to review the impact of the new guidance on its financial reporting and disclosures.

In August 2014, FASB issued an ASU that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide certain disclosures depending on the result of the evaluation. This ASU is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Stratus adopted this ASU for its year ended December 31, 2016.

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

In March 2016, the FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Each of the amendments in this ASU provides specific transition requirements. Stratus will adopt this ASU effective January 1, 2017, and adoption will not have a material impact on its financial statements. This ASU requires recognition of excess tax benefits and tax deficiencies in the income statement prospectively beginning in the first quarter of 2017, which could result in fluctuations in Stratus' quarterly effective tax rate depending on how many awards vest or are exercised in a quarter, as well as the volatility of Stratus' stock price.

2. Joint Venture with Canyon-Johnson Urban Fund II, L.P.
On September 28, 2015, Stratus completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson) approximate 58 percent interest in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture), which owns a 36-story mixed-use development in downtown Austin, Texas, anchored by a W Austin Hotel & Residences (the W Austin Hotel & Residences), for $62.0 million. Stratus’ purchase of Canyon-Johnson’s interest was based on a total project gross price of approximately $210 million, before considering approximately $22.8 million of cash and cash equivalents held by the Block 21 Joint Venture and acquired by Stratus in its purchase of Canyon-Johnson’s interest.

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

Prior to the sale of Parkside Village on July 2, 2015, cumulative distributions of $13.4 million were made to Stratus and $8.0 million to LCHM Holdings.

4. Real Estate, net
Stratus' consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2016	2015
Real estate held for sale:
Developed lots and condominium units	$21,236	$25,944

Real estate under development:
Acreage, commercial square footage and lots	111,373	139,171

Land available for development:[a]
Undeveloped acreage	19,153	23,397

Real estate held for investment:[a]
W Austin Hotel & Residences
Hotel	111,479	111,426
Entertainment venue	42,382	41,391
Office and retail	19,576	17,627
Barton Creek Village	6,092	6,120
The Oaks at Lakeway	54,839	36,010
Santal multi-family project	37,848	—
Furniture, fixtures and equipment	1,347	1,523
Total	273,563	214,097
Accumulated depreciation	(33,844)	(27,471)
Total real estate held for investment, net	239,719	186,626

Total real estate, net	$391,481	$375,138

a.	In February 2017, Stratus completed the sales of The Oaks at Lakeway, a portion of Barton Creek Village and a 4.1 acre tract of land adjacent to Barton Creek Village (see Note 13).

Real estate held for sale. Developed lots and condominium units include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Hotel & Residences. As of December 31, 2016, Stratus owned 73 developed lots and 2 completed condominium units at the W Austin Hotel & Residences.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Acreage under development at December 31, 2016, totaled 99 acres.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2016, included approximately 1,668 acres of land primarily in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The W Austin Hotel & Residences includes a 251-room hotel, 38,316 square feet of leasable office space, including 9,000 square feet occupied by Stratus' corporate office, and 18,327 square feet of retail space. As of December 31, 2016, both the office and retail space were substantially fully occupied. The W Austin Hotel & Residences also includes entertainment space, occupied by ACL Live, an entertainment venue and production studio with a maximum capacity of 3,000 people. The 3TEN ACL Live venue, which is located on the site of the W Austin Hotel & Residences, opened in March 2016 and has a capacity of approximately 350 people. Barton Creek Village includes a 22,366-square-foot retail complex, which was 100 percent leased at December 31, 2016, and a 3,085-square-foot bank building, which is leased through January 2023. The Oaks at Lakeway includes 236,739 square feet of commercial space, of which 217,736 square feet were completed and 92 percent leased at December 31, 2016. The Santal multi-family project is a garden-style apartment complex consisting of 236 units. Construction was completed in August 2016 and 154 units were leased at December 31, 2016.

On July 2, 2015, Stratus completed the sales of Parkside Village and 5700 Slaughter. See Note 12 for further discussion.

Capitalized interest. Stratus recorded capitalized interest of $6.3 million in 2016, $5.5 million in 2015 and $4.1 million in 2014.

5. Fair Value Measurements
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses.

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$1	$1
Liabilities:
Interest rate swap agreement	427	427	646	646
Debt	291,102	293,620	260,592	263,303

Interest Rate Cap Agreement. On September 30, 2013, the Block 21 Joint Venture paid $0.5 million to enter into an interest rate cap agreement, which capped the one-month London Interbank Offered Rate (LIBOR), the variable rate on the Bank of America loan agreement relating to the W Austin Hotel & Residences (the BoA loan), at 1 percent until October 5, 2014, 1.5 percent from October 6, 2014, to October 4, 2015, and capped the one-month LIBOR at 2 percent from October 5, 2015, to September 29, 2016, at which time the interest rate cap agreement expired. Stratus used an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of the interest rate cap agreement. Stratus also evaluated the counterparty credit risk associated with the interest rate cap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap agreement is classified within Level 2 of the fair value hierarchy.

Interest Rate Swap Agreement. On December 13, 2013, the Parkside Village Joint Venture entered into a 10-year interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive (loss) income. The instrument effectively converted the variable rate portion of the Parkside Village Joint Venture's loan from Comerica Bank (the Parkside Village loan) from the one-month LIBOR to a fixed rate of 2.3 percent. In connection with the sale of the Parkside Village property on July 2, 2015, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the accumulated other comprehensive loss balance of $0.6 million on July 2, 2015, was reclassified to the Consolidated Statement of Operations as a loss on interest rate derivative instruments, and changes in the fair value of the instrument are being recorded in the Consolidated Statement of Operations

(including a gain of $0.2 million in 2016). Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

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

Year	Lots Closed	Sale Price	Gross Profit
2012	74	$3.8	$0.4
2013	59	3.4	0.7
2014	170	10.3	2.6
	303	$17.5	$3.7

At December 31, 2016, the Crestview Station Joint Venture has sold all of its properties except for one commercial site. Stratus accounts for its 50 percent interest in the Crestview Station Joint Venture under the equity method.

FFF Presents LLC (previously known as Stump Fluff LLC). In April 2013, Stratus formed a joint venture, Stump Fluff LLC (Stump Fluff), with Transmission Entertainment, LLC (Transmission) to own, operate, manage and sell live music and entertainment promotion, booking, production, merchandising, venue services and other related products and services. Transmission contributed its existing assets to Stump Fluff. In addition, Stump Fluff assumed specified liabilities of Transmission totaling $0.2 million and Transmission made no additional capital contributions to Stump Fluff. Stratus and Transmission each had a 50 percent voting interest in Stump Fluff. In May 2016, Stratus acquired Transmission's interest in Stump Fluff and renamed the entity FFF Presents LLC. Prior to May 2016, Stratus accounted for FFF Presents under the equity method. Stratus now consolidates FFF Presents because it is wholly owned.

Guapo Enterprises. In May 2013, Stratus and Austin Pachanga Partners, LLC (Pachanga Partners) formed a joint venture, Guapo Enterprises LLC (Guapo) to own, operate, manage and sell the products and services of the Pachanga music festival business. As of December 31, 2016, Stratus' capital contributions to Guapo totaled $0.3 million. Stratus will contribute additional capital to Guapo as necessary to fund its working capital needs. Pachanga Partners contributed its existing assets to Guapo and is not required to make any future capital contributions. Stratus and Pachanga Partners each have a 50 percent voting interest in Guapo. After Stratus is repaid its original capital contributions and a preferred return (10 percent annually) on those contributions, Stratus will receive 33 percent of any distributions from Guapo.

Stratus has concluded that Guapo is a VIE and that no partner in the joint venture is the primary beneficiary because decision-making regarding the activities that most significantly impact the VIEs' economic performance is shared equally between the partners. Stratus accounts for its investments in Guapo using the equity method.

Stratus’ equity in unconsolidated affiliates' income (loss) totaled $0.1 million in 2016, $(1.3) million in 2015 and $1.1 million in 2014.

Summarized unaudited financial information for Stratus' unconsolidated affiliates follows (in thousands):

	2016	2015	2014
Years Ended December 31:
Revenues	$24	$10,408	$19,451
Gross profit	24	459	3,716
Net (loss) income	(31)	(1,343)	2,357
At December 31:
Total assets	$460	$1,325	$1,546
Total liabilities	48	998	558
Total equity	412	327	988

7. Debt
Stratus' debt follows (in thousands):

	December 31,
	2016	2015
Goldman Sachs loan,
average interest rate of 5.580% in 2016	$147,025	$—
BoA loan,
average interest rate of 2.65% in 2015	—	128,230
Lakeway Construction loan,
average interest rate of 3.24% in 2016 and 2.94% in 2015	57,912	45,931
Comerica credit facility,
average interest rate of 6.00% in 2016 and 2015	46,547	53,149
Santal Construction loan,
average interest rate of 2.98% in 2016 and 2.69% in 2015	30,286	15,874
Diversified Real Asset Income Fund (DRAIF) term loan,
average interest rate of 7.25% in 2015	—	7,993
Barton Creek Village term loan,
average interest rate of 4.19% in 2016 and 2015	5,555	5,689
Amarra Villas credit facility,
average interest rate of 3.54% in 2016	3,777	—
Magnolia term loan,
average interest rate of 7.00% in 2015	—	3,726
Total debt[a]	$291,102	$260,592
a. Includes net reductions for unamortized debt issuance costs of $2.2 million at December 31, 2016, and $2.5 million at December 31, 2015. Unamortized debt issuance costs are amortized using the straight-line method over the term of the related debt, which approximates the effective interest method, to interest expense.

Goldman Sachs loan. On January 5, 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Goldman Sachs loan) with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Stratus used the proceeds from the Goldman Sachs loan to fully repay its existing obligations under Stratus' term loan with Bank of America, N.A. (the BoA loan) and the $20.0 million Comerica term loan included as part of the Comerica credit facility. In connection with prepayment of the BoA loan, Stratus recorded a loss on early extinguishment of debt totaling $0.8 million.

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

The variable interest rate is one-month LIBOR plus 2.75 percent. The Lakeway Construction loan is guaranteed by Stratus subject to the guarantee decreasing as certain milestones set forth in the loan agreement are met. The loan is secured by the related assets, which had a net book value of $72.2 million at December 31, 2016. The Lakeway Construction loan was repaid in February 2017 (see Note 13).

Comerica credit facility.  Stratus' borrowing capacity under the Comerica credit facility is $52.5 million, comprised of a $45.0 million revolving line of credit and a $7.5 million tranche for letters of credit. The interest rate applicable to amounts borrowed under the Comerica credit facility is LIBOR plus 4.0 percent, with a minimum interest rate of 6.0 percent. The Comerica credit facility matures on August 31, 2017, and is secured by substantially all of Stratus' assets except for properties that are encumbered by separate debt financing. The Comerica credit facility contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million and a requirement that Stratus obtain Comerica's prior written consent for any common stock repurchases or dividend payments.

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

As of December 31, 2016, Stratus had $45 million outstanding under the revolving line of credit and $1.5 million outstanding under the $7.5 million letters of credit tranche. Amounts outstanding under the Comerica credit facility were repaid in February 2017 after the sale of The Oaks at Lakeway (see Note 13).

Santal Construction loan. On January 8, 2015, a Stratus subsidiary entered into a $34.1 million construction loan agreement with Comerica Bank (the Santal Construction loan) to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek, which is referred to as the Santal multi-family project. The Santal Construction loan matures on January 8, 2018, and Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions. The Santal Construction loan is fully guaranteed by Stratus until certain operational milestones (as defined in the loan agreement) are met. The interest rate on the Santal Construction loan is a LIBOR-based rate (as defined in the loan agreement) plus 2.5 percent. The Santal Construction loan is secured by assets at Stratus' Santal multi-family project, which had an aggregate net book value of $40.5 million at December 31, 2016. The Santal Construction loan contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million.

Barton Creek Village term loan. On June 27, 2014, Stratus entered into a $6.0 million term loan agreement with PlainsCapital Bank (the Barton Creek Village term loan), that matures on June 27, 2024. The interest rate is fixed at 4.19 percent and payments of principal and interest are due monthly. The Barton Creek Village term loan is secured by assets at Stratus' Barton Creek Village project, which had an aggregate net book value of $4.4 million at December 31, 2016. In February 2017, in connection with the sale of a portion of the property, a $2.1 million paydown was made on this loan (see Note 13).

Amarra Villas credit facility. On July 12, 2016, a Stratus subsidiary entered into an $8.0 million stand-alone revolving credit facility with Comerica Bank (the Amarra Villas credit facility). The proceeds of the Amarra Villas credit facility will be used for the construction of single family townhomes and related improvements at the Amarra Villas. The Amarra Villas credit facility matures on July 12, 2019, and is secured by assets at Stratus’ 20-unit Villas at Amarra Drive townhome project (the Amarra Villas), which had a net book value of $10.0 million at December 31, 2016. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility is guaranteed by Stratus and contains financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. Principal paydowns will be made as townhomes sell, and additional amounts will be borrowed as additional townhomes are constructed.

West Killeen Market loan. On August 5, 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan). The proceeds of the West Killeen Market loan will be used for the construction of the West Killeen Market project. Stratus will make an initial draw on the West Killeen Market loan after certain site improvements have been completed. Interest on the loan will be variable at one-month LIBOR plus 2.75 percent, with a minimum interest rate of 3.0 percent. Payments of interest only will be made monthly during the initial 42 months of the 72-month term, followed by 30 months of monthly principal and interest payments based on a 30-year amortization. Borrowings on the West Killeen Market loan will be secured by assets at Stratus’ West Killeen Market retail project in Killeen, Texas, which had a net book value of $5.4 million at December 31, 2016, and will be guaranteed by Stratus until construction is completed and certain customary debt service coverage ratios are met.
Maturities. The following table summarizes Stratus' debt maturities based on the principal amounts outstanding as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Goldman Sachs loan	$2,095	$2,215	$2,342	$2,477	$2,618	$136,550	$148,297
Lakeway Construction loan[a]	374	1,526	56,569	—	—	—	58,469
Comerica credit facility[a]	46,547	—	—	—	—	—	46,547
Santal Construction loan	—	30,455	—	—	—	—	30,455
Barton Creek Village term loan	153	160	167	173	182	4,810	5,645
Amarra Villas credit facility	—	—	3,935	—	—	—	3,935
Total	$49,169	$34,356	$63,013	$2,650	$2,800	$141,360	$293,348

a.	Amounts outstanding were repaid in February 2017 after the sale of The Oaks at Lakeway (see Note 13).

8. Income Taxes
The components of deferred income taxes follow (in thousands):

	December 31,
	2016	2015
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$13,995	$12,930
Alternative minimum tax credits (no expiration)	1,169	—
Employee benefit accruals	563	549
Accrued liabilities	80	73
Deferred income	5	1,349
Charitable contribution carryforward	185	—
Other assets	496	544
Net operating loss credit carryforwards	1,225	14
Other liabilities	(495)	(130)
Deferred tax assets, net	$17,223	$15,329

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The realization of the deferred tax assets recorded as of December 31, 2016, is primarily dependent upon Stratus' ability to generate future taxable income.

Stratus’ benefit from (provision for) income taxes consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current	$806	$(3,458)	$(664)
Deferred	1,973	(2,118)	11,358
Benefit from (provision for) income taxes	$2,779	$(5,576)	$10,694

Excess tax benefits related to option exercises and vesting of restricted stock units cannot be recognized until realization through a reduction of current taxes payable. Stratus' deferred tax asset related to the U.S. net operating loss carryforwards at December 31, 2016, did not include an additional $0.4 million of net operating losses in relation to excess tax benefits on stock option exercises and restricted stock units vested during 2016 because these benefits have not yet been realized. At December 31, 2016, excluding these losses, Stratus had net operating loss carryforwards of approximately $3.5 million that expire in 2036.

During the three-year period ended December 31, 2016, Stratus recorded unrecognized tax benefits related to state margin tax filing positions. A summary of the changes in unrecognized tax benefits follows (in thousands):

	2016	2015	2014
Balance at January 1	$1,105	$1,160	$854
Additions for tax positions related to the current year	—	—	221
(Subtractions) additions for tax positions related to prior years	(332)	(55)	85
Balance at December 31	$773	$1,105	$1,160

As of December 31, 2016, there was $0.8 million of unrecognized tax benefits that if recognized would affect Stratus' annual effective tax rate. During 2017, approximately $0.3 million of unrecognized tax benefits could be recognized due to the expiration of statutes of limitations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its
Consolidated Statements of Operations. As of December 31, 2016, less than $0.1 million of interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2013, and state margin tax examinations for the years prior to 2012.

A reconciliation of the U.S. federal statutory tax rate to Stratus' effective income tax rate for the years ended December 31 follows (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) computed at the
federal statutory income tax rate	$3,072	35%	$(6,983)	(35)%	$(2,612)	(35)%
Adjustments attributable to:
Change in valuation allowance	—	—	—	—	12,096	162
Noncontrolling interests	—	—	1,896	9	1,664	22
State taxes and other, net	(293)	(3)	(489)	(2)	(454)	(6)
Benefit from (provision for) income taxes	$2,779	32	$(5,576)	(28)	$10,694	143

Stratus paid federal income taxes and state margin taxes totaling $1.7 million in 2016, $2.0 million in 2015 and $0.5 million in 2014. Stratus received income tax refunds of less than $0.1 million in each of 2016, 2015 and 2014.

9. Stock-Based Compensation, Equity Transactions and Employee Benefits
Stock-Based Compensation Plans.  Stratus currently has three stock-based compensation plans, all of which have awards available for grant. In 2013, Stratus' stockholders approved the 2013 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and restricted stock units, relating to 180,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 2010 Stock Incentive Plan provides for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 140,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 1996 Stock Option Plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or restricted stock unit vestings represent newly issued shares of common stock. Awards with respect to 53,000 shares under the 2013 Stock Incentive Plan, 4,375 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2016.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for stock-based awards are shown below (in thousands). Stock-based compensation costs are capitalized when appropriate. Stratus’ estimated forfeiture rate used in estimating stock-based compensation costs was 2.8 percent for stock options and zero percent for RSUs for the years presented below.

	Years Ended December 31,
	2016	2015	2014
RSUs awarded to employees and directors	$719	$528	$474
Stock options awarded to directors	—	—	6
Impact on income (loss) before income taxes	$719	$528	$480

Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). Stratus has not granted stock options since 2011. A summary of stock options outstanding as of December 31, 2016, and changes during the year ended December 31, 2016, follows:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	30,000	$18.91
Expired	(5,000)	26.44
Balance at December 31	25,000	17.40	2.67	$384
Vested and exercisable at December 31	25,000	17.40	2.67	$384

There were no stock option exercises during 2016 or 2015. The total intrinsic value of options exercised during 2014 was less than $0.1 million. No stock options vested during 2016 or 2015 and 2,500 stock options vested during 2014, with a weighted-average grant-date fair value of $6.63 per option.

RSUs.  RSUs granted under the plans provide for the issuance of common stock to non-employee directors and certain officers of Stratus at no cost to the directors and officers. The RSUs are converted into shares of Stratus common stock ratably and generally vest in one-quarter increments over the four years following the grant date. For officers, the awards will fully vest upon retirement, death and disability, and upon a change of control. For directors, the awards will fully vest upon a change of control and there will be a partial acceleration of vesting due to retirement, death and disability.

During 2016, Stratus' executive officers were granted performance-based RSUs with a three-year performance period. The final number of shares to be issued to the executive officers will be determined based on achievement of certain performance targets. The total grant date target shares related to the performance-based RSU grants was 21,000, of which the executive officers can earn from 0 percent to 100 percent.

A summary of outstanding unvested RSUs, including performance-based RSUs, as of December 31, 2016, and activity during the year ended December 31, 2016, is presented below:

	Number of RSUs	Aggregate Intrinsic Value ($000)
Balance at January 1	110,125
Granted	45,000
Vested	(43,375)
Balance at December 31	111,750	$3,394

The total fair value of RSUs granted was $1.0 million during 2016 and $0.6 million during 2015. The total intrinsic value of RSUs vested was $1.0 million during 2016 and $0.6 million during 2015. As of December 31, 2016, Stratus had $1.4 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.3 years.

The following table includes amounts related to exercises of stock options and vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2016	2015	2014
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	12,591	11,562	10,917
Cash received from stock option exercises	$—	$—	$65
Amounts Stratus paid for employee taxes	$290	$153	$125

a.
Under terms of the related plans and agreements, upon exercise of stock options and vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

Share Purchase Program.  In November 2013, Stratus' board of directors approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2016 or 2015. Purchases included 39,960 shares for $0.7 million (an average of $17.00 per share) during 2014, all of which Stratus purchased in private transactions. As of December 31, 2016, 991,695 shares remain available under this program.

Employee Benefits.  Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation for corporate employees and 4 percent for ACL Live employees. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.5 million for 2016 and $0.4 million in each of 2015 and 2014.

10. Commitments and Contingencies
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $7.1 million at December 31, 2016. These commitments primarily included contracts for construction of the West Killeen Market and the Amarra Villas.

Letters of Credit.  As of December 31, 2016, Stratus had letters of credit committed totaling $2.3 million under its credit facility with Comerica (see Note 7).

Rental Income.  As of December 31, 2016, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases which extend through 2036, totaled $6.9 million in 2017, $6.7 million in 2018, $6.2 million in 2019, 2020 and 2021, and $44.5 million thereafter.

Operating Leases.  As of December 31, 2016, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases totaled $0.1 million for each of 2017 and 2018, and less than $0.1 million for each of 2019 and 2020. Total expense under Stratus’ operating leases totaled $0.1 million in each of 2016, 2015 and 2014.

Circle C Settlement.  On August 1, 2002, the City of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The City also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2016, Stratus had permanently used $11.7 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $1.4 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2016. Available credit bank capacity was $1.9 million at December 31, 2016.

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

11. Business Segments
Stratus has four operating segments: Hotel, Entertainment, Real Estate Operations and Commercial Leasing.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, including 3TEN ACL Live, which opened in March 2016 on the site of the W Austin Hotel & Residences, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2).

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

The Commercial Leasing segment includes the office and retail space at the W Austin Hotel & Residences, a retail building and a bank building in Barton Creek Village, The Oaks at Lakeway and the Santal multi-family project.

Stratus uses operating income or loss to measure the performance of each segment. General and administrative expenses primarily consist of employee salaries, wages and other costs, and beginning January 1, 2016, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The segment disclosures for the 2015 and 2014 periods have been recast to be consistent with the presentation of general and administrative expenses in 2016. The following segment information reflects management determinations that may not be indicative of what actual financial performance of each segment would be if it were an independent entity.

Segment data presented below was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Hotel	Entertainment	Real Estate Operations[a]	Commercial Leasing[b]	Eliminations and Other[c]	Total
Year Ended December 31, 2016:
Revenues:
Unaffiliated customers	$40,418	$19,522	$10,719	$9,682	$—	$80,341
Intersegment	309	183	31	767	(1,290)	—
Cost of sales, excluding depreciation	29,248	15,698	9,702	4,936	(666)	58,918
Depreciation	3,421	1,461	224	3,144	(168)	8,082
General and administrative expenses	—	—	—	—	12,164	12,164
Operating income (loss)	$8,058	$2,546	$824	$2,369	$(12,620)	$1,177
Capital expenditures[d]	$1,216	$217	$14,575	$26,782	$—	$42,790
Municipal utility district (MUD) reimbursements	—	—	12,302	—	—	12,302
Total assets at December 31, 2016	104,087	37,692	176,163	120,394	13,839	452,175

	Hotel	Entertainment	Real Estate Operations[a]	Commercial Leasing[b]	Eliminations and Other[c]	Total
Year Ended December 31, 2015:
Revenues:
Unaffiliated customers	$41,346	$19,607	$14,277	$5,641	$—	$80,871
Intersegment	305	193	66	538	(1,102)	—
Cost of sales, excluding depreciation	30,789	15,426	10,426	2,838	(411)	59,068
Depreciation	5,797	1,288	246	1,556	(144)	8,743
General and administrative expenses	—	—	—	—	8,057	8,057
Gain on sales of assets[e]	—	—	—	(20,729)	—	(20,729)
Operating income (loss)	$5,065	$3,086	$3,671	$22,514	$(8,604)	$25,732
Income from discontinued operations[f]	$—	$—	$—	$3,218	$—	$3,218
Capital expenditures[d]	1,023	128	26,237	54,027	—	81,415
MUD reimbursements	—	—	5,307	—	—	5,307
Total assets at December 31, 2015	109,562	42,125	205,735	61,371	11,312	430,105

Year Ended December 31, 2014:
Revenues:
Unaffiliated customers	$42,354	$19,048	$26,084	$6,625	$—	$94,111
Intersegment	506	60	97	503	(1,166)	—
Cost of sales, excluding depreciation	30,753	14,763	20,743	3,236	(530)	68,965
Depreciation	5,851	1,260	229	1,785	(148)	8,977
Litigation settlement	—	—	(2,082)	—	—	(2,082)
General and administrative expenses	—	—	—	—	7,887	7,887
Operating income (loss)	$6,256	$3,085	$7,291	$2,107	$(8,375)	$10,364
Capital expenditures[d]	$704	$123	$54,928	$5,977	$—	$61,732
Total assets at December 31, 2014	111,671	50,486	181,895	49,901	6,164	400,117

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 12).

c.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

d.	Also includes purchases and development of residential real estate held for sale.

e.	Represents gain on sales of Parkside Village and 5700 Slaughter.

f.	Represents a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto that was recognized in 2015 (see Note 12).

12. Asset Sales and Discontinued Operations
Parkside Village and 5700 Slaughter. On July 2, 2015, Stratus completed the sales of its Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, to Whitestone REIT. The Parkside Village retail project, which was owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The 5700 Slaughter retail project, which was wholly owned by Stratus, consisted of 25,698 leasable square feet and was sold for $12.5 million. Stratus used proceeds from these transactions to repay the total $26.0 million outstanding under the Parkside Village loan and the United/Slaughter term loan, with the remainder being held in escrow while Stratus assessed potential tax free like-kind exchange transactions. In September 2015, Stratus used $2.6 million of the escrow funds to purchase an undeveloped tract of land for the West Killeen Market project and withdrew $12.1 million to fund distributions to Stratus and LCHM Holdings of $9.4 million and $3.2 million respectively. After debt repayments and closing costs, cash proceeds from these transactions approximated $17 million, and Stratus recorded a pre-tax gain in 2015 of $20.7 million, of which the noncontrolling interest share was $3.9 million. Stratus has determined that the sales of the Parkside Village and 5700 Slaughter commercial properties do not meet the criteria for classification as discontinued operations.

Net (loss) income before income taxes and net (loss) income attributable to common stockholders associated with Parkside Village and 5700 Slaughter follow (in thousands):

	January 1, 2015, to July 2, 2015	Year Ended December 31, 2014

Net (loss) income before income taxes	$(46)	$441
Net (loss) income attributable to common stockholders	(47)	305

7500 Rialto. In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January 2015, and Stratus recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stockholders) in 2015.

13. Subsequent Events
On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million. Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. Stratus projects that its master lease payment obligation will approximate $170,000 per month and will decline over time until leasing is complete and all leases are assigned to the purchaser, which is projected to occur by February 2019. Stratus agreed to guarantee the obligations of its selling subsidiary under the sales agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to Stratus' obligation to satisfy the selling subsidiary's indemnity obligations for its broker commissions or similar compensation or Stratus' liability in guaranteeing the selling subsidiary's obligations under the master leases.To secure its obligations under the master leases, Stratus has provided a $1.5 million irrevocable letter of credit with a three-year term. As a result of Stratus’ continuing involvement under the master lease agreements with purchaser, the transaction does not qualify as a sale under U.S. generally accepted accounting principles. Accordingly, a deferred gain is recorded in other liabilities and will be reduced by payments made under the master lease agreements. All or a portion of the deferred gain may be recognized in future periods when Stratus’ continuing involvement ends or the maximum exposure under the master leases is less than the deferred gain.

The consolidated financial statements include the following amounts associated with The Oaks at Lakeway (in thousands):

Consolidated Statements of Operations
	Years Ended December 31,
	2016	2015
Revenue	$5,658	$517
Operating income	2,537	286
Interest expense, net	(1,198)	(30)

Consolidated Balance Sheets
	December 31,
	2016	2015
Real estate under development	$13,569	$28,839
Land available for development	5,405	—
Real estate held for investment, net	53,276	35,866
Other assets	4,360	1,782
Accrued liabilities, including taxes	3,116	549
Debt	57,912	45,931
Other liabilities	734	442

On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building in Barton Creek Village and the Barton Creek Village Phase II land, a 4.1 acre undeveloped tract of land adjacent to Barton Creek Village, for $3.1 million. In connection with the sale, a $2.1 million paydown was made on the Barton Creek Village term loan and Stratus plans to use the gross sale proceeds on a tax deferred basis to acquire qualifying replacement property.

Under Stratus' Comerica credit facility, Stratus is not permitted to pay a dividend on its common stock without the bank’s prior written consent. On March 15, 2017, Stratus announced that its Board of Directors (the Board), after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share payable on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the recent sale of The Oaks at Lakeway and in connection with the Board’s decision to conclude its previously announced formal review of strategic alternatives. Comerica’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends is at the discretion of the Board, subject to the restrictions under Stratus' Comerica credit facility, and will depend on Stratus' financial results, cash requirements, projected compliance with covenants in its debt agreements, outlook and other factors deemed relevant by the Board.

Stratus evaluated events after December 31, 2016, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

14. Quarterly Financial Information (Unaudited)

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter		Year
	(In thousands, except per share amounts)
2016
Revenues	$19,026		$19,150	$21,180		$20,985		$80,341
Operating income (loss)	473		(1,362)	425		1,641		1,177
Net loss	(1,683)	[a]	(2,483)	(1,659)		(174)		(5,999)	[a]
Net loss attributable to
common stockholders	(1,683)	[a]	(2,483)	(1,659)		(174)		(5,999)	[a]
Basic and diluted net loss per share share
attributable to common stockholders	(0.21)	[a]	(0.31)	(0.20)		(0.02)		(0.74)	[a]

2015
Revenues	$20,225		$19,986	$19,677		$20,983		$80,871
Operating income	1,609		542	20,976	[b]	2,605	[c]	25,732	[b,c]
Income from discontinued operations,
net of taxes	3,218	[d]	—	—		—		3,218	[d]
Net income (loss)	3,784		(240)	13,741	[b]	310	[c]	17,595	[b,c]
Net income attributable to noncontrolling
interests	1,042		879	3,493		4		5,418
Net income (loss) attributable to common
stockholders	2,742	[d]	(1,119)	10,248	[b]	306	[c]	12,177	[b,c,d]
Basic and diluted net income (loss) per share
attributable to common stockholders	0.34	[d]	(0.14)	1.27	[b]	0.04	[c]	1.51	[b,c,d]

a.
Includes a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders or $0.07 per share) in the first quarter and for the year 2016 associated with prepayment of the BoA loan.

b.
Includes a gain of $20.7 million ($10.8 million to net income attributable to common stockholders or $1.34 per share) in the third quarter and for the year 2015 associated with the sales of Parkside Village and 5700 Slaughter (see Note 12).

c.
Includes a gain of $0.6 million ($0.4 million to net income attributable to common stockholders or $0.05 per share) in the fourth quarter and for the year 2015 associated with the sale of a tract of undeveloped land.

d.
Includes recognition of a deferred gain of $5.0 million ($3.2 million attributable to common stockholders or $0.40 per share) in the first quarter and for the year 2015 associated with the sale of 7500 Rialto Boulevard in February 2012 (see Note 12).

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting and the report thereon of BKM Sowan Horan, LLP are included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2017 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

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

Item 16. 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2017.

STRATUS PROPERTIES INC.

By:      /s/ William H. Armstrong III_______
William H. Armstrong III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2017.

/s/ William H. Armstrong III	Chairman of the Board, President
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. PIckens	Senior Vice President
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

*	Vice President and Controller
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
Ella Gendel

*	Director
James E. Joseph

*	Director
James C. Leslie

*	Director
Michael D. Madden

*	Director
Charles W. Porter

*	Director
John C. Schweitzer

*By:              /s/ William H. Armstrong__
William H. Armstrong III
Attorney-in-Fact

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

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands, except Number of Lots and Acres)
SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2016			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$8,394	$—	$8,776	$17,170	$—	$17,170	297	—	$—	1988
Circle C, Austin, TX	199	—	1,624	1,823	—	1,823	12	—	—	1992
W Austin Residences, Austin, TX	—	2,243	—	—	2,243	2,243	2	—	—	2014
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	4,591	—	73,073	77,664	—	77,664	—	659	—	1988
Lakeway, TX	5,249	—	8,320	13,569	—	13,569	—	52	—	2013
Circle C, Austin, TX	753	—	2,925	3,678	—	3,678	—	200	—	1992
Magnolia, TX	3,237	—	1,513	4,750	—	4,750	—	124	—	2014
Lantana, Austin, TX	255	—	6,024	6,279	—	6,279	—	36	—	1994
West Killeen Market, Killeen, TX	2,583	—	2,850	5,433	—	5,433	—	9	—	2015
Land Available for Development[c,d]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	2,507	—	4,552	7,059	—	7,059	—	577	—	1988
Lakeway Residential, Austin, TX	5,172	—	233	5,405	—	5,405	—	35	—	2013
Circle C, Austin, TX	2,704	—	2,497	5,201	—	5,201	—	52	—	1992
Flores Street, Austin, TX	1,000	—	77	1,077	—	1,077	—	—	—	2015
Lantana, Austin, TX	157	—	254	411	—	411	—	20	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXe	8,075	165,542	—	8,075	165,542	173,617	—	—	29,131	2006
Barton Creek Village, Austin, TXf	414	43,524	—	414	43,524	43,938	—	—	2,505	2007
Lakeway, TXg	12,649	42,191	—	12,649	42,191	54,840	—	—	1,563	2013
Corporate offices, Austin,TX	—	1,168	—	—	1,168	1,168	—	—	645	N/A
Total	$57,955	$254,668	$112,702	$170,657	$254,668	$425,325	311	1,766	$33,844

a.	Includes individual tracts of land that have been developed and permitted for residential use, developed lots with homes already built on it, or condominium units at our W Austin Residences.

b.
Includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.

c.	See Note 7 included in Part II, Item 8. of this Annual Report on Form 10-K for a description of assets securing debt.

d.	Includes undeveloped real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property).

e.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences.

f.	Consists of a 22,366-square-foot retail complex and a 3,085-square-foot bank building representing the first phase of Barton Creek Village.

g.	Consists of an HEB-anchored retail project planned for 236,739 square feet of commercial space.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, commercial leasing assets and facilities for the years ended December 31, are as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$402,609	$370,983	$325,967
Improvements and other	29,324	54,747	61,343
Retirement and sales of assets	(1,709)	(16,656)	(602)
Cost of real estate sold	(4,899)	(6,465)	(15,725)
Balance, end of year	$425,325	$402,609	$370,983

The aggregate net book value for federal income tax purposes as of December 31, 2016, was $431.5 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, are as follows (in thousands):

	2016	2015	2014
Balance, beginning of year	$27,471	$35,384	$27,009
Retirement and sales of assets	(1,709)	(16,656)	(602)
Depreciation expense	8,082	8,743	8,977
Balance, end of year	$33,844	$27,471	$35,384

Depreciation of buildings and improvements is calculated over estimated lives of 30 to 40 years.

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Amended and Restated By-Laws of Stratus Properties Inc., as amended effective March 9, 2016.		10-K	000-19989	3/15/2016

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

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
			10-K	000-19989	3/16/2015

10.6
Second Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc. and Comerica Bank dated as of February 11, 2015.
			10-K	000-19989	3/16/2015

10.7
Third Modification and Extension Agreement by and between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc. and Comerica Bank dated as of May 19, 2015.
			8-K	000-19989	5/22/2015

10.8
Fourth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., Overlook at Amarra, L.L.C., and Comerica Bank, dated as of August 21, 2015.
X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.9
Fifth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., The Villas at Amarra Drive, L.L.C., and Comerica Bank, dated as of December 30, 2015.
X

10.10
Sixth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., The Villas at Amarra Drive, L.L.C., and Comerica Bank, dated as of August 12, 2016.
			10-Q	001-37716	11/9/2016

10.11	Term Loan Agreement by and among CJUF II Stratus Block 21 LLC, Bank of America, N.A., and the lenders party thereto from time to time, dated September 30, 2013.		8-K	000-19989	10/3/2013

10.12
Agreement Regarding Sale and Purchase by and between CJUF II Block 21 Member, LLC, Canyon-Johnson Urban Fund II, L.P., Stratus Block 21 Investments, L.P., Stratus Block 21 Holdings, Inc., and Stratus Properties Inc., effective as of September 28, 2015.
			8-K	000-19989	10/1/2015

10.13
First Amendment to Loan Documents by and among CJUF II Stratus Block 21 LLC, as borrower, Stratus Properties Inc., as guarantor, and Bank of America, N.A., as administrative agent on behalf of the lenders from time to time party thereto, effective as of September 28, 2015.
			8-K	000-19989	10/1/2015

10.14	Amended and Restated Promissory Note by and among CJUF II Stratus Block 21 LLC, Stratus Properties Inc., and Bank of America, N.A., dated September 28, 2015.		8-K	000-19989	10/1/2015

10.15	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	000-19989	3/15/2016

10.16	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	000-19989	3/15/2016

10.17	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	000-19989	3/15/2016

10.18	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.19
First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.
			10-K	000-19989	3/16/2015

10.20	Construction Loan Agreement by and between Barton Creek Tacoma I, L.L.C. and Comerica Bank effective as of January 8, 2015.		10-K	000-19989	3/16/2015

10.21	Promissory Note by and between Barton Creek Tecoma I, L.L.C. and Comerica Bank dated as of January 8, 2015.		10-K	000-19989	3/16/2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.22
Board Representation and Standstill Agreement dated as of January 11, 2017 by and among Stratus Properties Inc., Oasis Management Company Ltd., Oasis Investments II Master Fund Ltd. and Oasis Capital Partners (Texas) Inc.
			8-K	001-37716	1/11/2017

10.23*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.24*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.25*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.26*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.27*	Form of Notice of Grant of Restricted Stock Units under the 2010 Stock Incentive Plan for Non-Employee Director Grants (adopted August 2012).		10-K	000-19989	3/29/2013

10.28*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. Stock Incentive Plan for Non-Employee Director Grants (adopted August 2014).		10-K	000-19989	3/16/2015

10.29*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015

10.30*	Form of Performance-Based Restricted Stock Unit Agreement under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.31*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.32*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.33*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.34*	Stratus Properties Inc. Director Compensation.		10-K	000-19989	3/31/2014

10.35*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.36*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

E-4