Form 10-Q
period 2017-03-31
STRATUS PROPERTIES INC
filed 2017-05-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
On April 28, 2017, there were issued and outstanding 8,126,502 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$27,083	$13,597
Restricted cash	9,757	11,892
Real estate held for sale	20,442	21,236
Real estate under development	101,405	111,373
Land available for development	17,902	19,153
Real estate held for investment, net	184,159	239,719
Deferred tax assets	27,141	17,223
Other assets	14,079	17,982
Total assets	$401,968	$452,175

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$12,153	$6,734
Accrued dividend	8,127	—
Accrued liabilities, including taxes	12,749	13,240
Debt	199,859	291,102
Deferred gain	39,324	—
Other liabilities	9,426	10,073
Total liabilities	281,638	321,149

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	92
Capital in excess of par value of common stock	184,889	192,762
Accumulated deficit	(43,670)	(41,143)
Common stock held in treasury	(21,057)	(20,760)
Total stockholders’ equity	120,255	130,951
Noncontrolling interests in subsidiaries	75	75
Total equity	120,330	131,026
Total liabilities and equity	$401,968	$452,175

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Real estate operations	$2,164	$2,255
Leasing operations	2,281	2,053
Hotel	10,314	10,575
Entertainment	5,905	4,143
Total revenues	20,664	19,026
Cost of sales:
Real estate operations	1,976	2,209
Leasing operations	1,685	862
Hotel	7,165	7,681
Entertainment	4,377	3,044
Depreciation	2,141	1,682
Total cost of sales	17,344	15,478
General and administrative expenses	3,396	3,075
Profit participation in sale of The Oaks at Lakeway	2,538	—
Gain on sales of assets	(1,115)	—
Total	22,163	18,553
Operating (loss) income	(1,499)	473
Interest expense, net	(1,975)	(1,969)
Gain (loss) on interest rate derivative instruments	86	(374)
Loss on early extinguishment of debt	(532)	(837)
Other income, net	5	4
Loss before income taxes and equity in unconsolidated affiliates' (loss) income	(3,915)	(2,703)
Equity in unconsolidated affiliates' (loss) income	(17)	98
Benefit from income taxes	1,262	922
Net loss and total comprehensive loss attributable to common stockholders	$(2,670)	$(1,683)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.21)

Basic and diluted weighted-average shares of common stock outstanding	8,101	8,071

Dividends declared per share of common stock	$1.00	$—

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flow from operating activities:
Net loss	$(2,670)	$(1,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,141	1,682
Cost of real estate sold	1,032	970
Gain on sale of assets	(1,115)	—
(Gain) loss on interest rate derivative contracts	(86)	374
Loss on early extinguishment of debt	532	837
Debt issuance cost amortization and stock-based compensation	442	365
Equity in unconsolidated affiliates' loss (income)	17	(98)
Deposits	(1,156)	(114)
Deferred income taxes	(9,775)	(22)
Purchases and development of real estate properties	(3,668)	(3,125)
Municipal utility district reimbursement	2,172	—
Decrease (increase) in other assets	2,434	(710)
Increase (decrease) in accounts payable, accrued liabilities and other	812	(3,182)
Net cash used in operating activities	(8,888)	(4,706)

Cash flow from investing activities:
Capital expenditures	(2,301)	(13,868)
Proceeds from sale of assets	117,261	—
Payments on master lease obligations	(322)	—
Other, net	(100)	(187)
Net cash provided by (used in) investing activities	114,538	(14,055)

Cash flow from financing activities:
Borrowings from credit facility	15,200	5,500
Payments on credit facility	(48,746)	(1,931)
Borrowings from project loans	3,698	160,424
Payments on project and term loans	(62,080)	(149,882)
Stock-based awards net payments	(236)	(158)
Financing costs	—	(943)
Net cash (used in) provided by financing activities	(92,164)	13,010
Net increase (decrease) in cash and cash equivalents	13,486	(5,751)
Cash and cash equivalents at beginning of year	13,597	17,036
Cash and cash equivalents at end of period	$27,083	$11,285

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend declared	—	—	(8,127)	—	—	—	(8,127)	—	(8,127)
Exercised and issued stock-based awards	40	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	192	—	—	—	192	—	192
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive loss	—	—	—	(2,670)	—	—	(2,670)	—	(2,670)
Balance at March 31, 2017	9,243	$93	$184,889	$(43,670)	1,117	$(21,057)	$120,255	$75	$120,330

Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	1,093	$(20,470)	$136,599	$75	$136,674
Exercised and issued stock-based awards	37	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	139	—	—	—	139	—	139
Tax benefit for stock-based awards	—	—	132	—	—	—	132	—	132
Tender of shares for stock-based awards	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(1,683)	—	—	(1,683)	—	(1,683)
Balance at March 31, 2016	9,197	$92	$192,392	$(36,827)	1,105	$(20,760)	$134,897	$75	$134,972

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2016 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for the deferred gain on the sale of The Oaks at Lakeway, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 128 thousand shares of common stock for first-quarter 2017 and 125 thousand shares of common stock for first-quarter 2016 associated with restricted stock units that were anti-dilutive because of the net losses and outstanding stock options with exercise prices less than the average market price of Stratus' common stock.

3.	DISPOSITIONS
On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway construction loan (see Note 5). Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. Stratus projects that its master lease payment obligation, which currently approximates $170,000 per month, will decline over time until leasing is complete and all leases are assigned to the purchaser, which is projected to occur by February 2019. The hotel tenant is expected to begin paying rent and commence construction of its building in May 2017.

Stratus agreed to guarantee the obligations of its selling subsidiary under the sales agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to Stratus' obligation to satisfy the selling subsidiary's indemnity obligations for its broker commissions or similar compensation or Stratus' liability in guaranteeing the selling subsidiary's obligations under the master leases.To secure its obligations under the master leases, Stratus has provided a $1.5 million irrevocable letter of credit with a three-year term. As a result of Stratus’ continuing involvement under the master lease agreements with the purchaser, the transaction does not qualify as a sale under U.S. generally accepted accounting principles. Accordingly, a deferred gain totaling $39.7 million was recorded and is being reduced by payments made under the master lease agreements, which totaled $0.3 million in first-quarter 2017. All or a portion of the deferred gain may be recognized in future periods when Stratus’ continuing involvement ends or substantially all of the risks and rewards of ownership have transferred to the buyer and any remaining obligation for Stratus' support under the master leases is less than the deferred gain.

Upon the sale of The Oaks at Lakeway, HEB Grocery Company, L.P. (HEB) earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the Consolidated Statements of Comprehensive Loss.

On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building and an adjacent 4.1 acre undeveloped tract of land in Barton Creek, for $3.1 million. Stratus recorded a $1.1 million gain on sales of assets in first-quarter 2017 and paid $2.1 million on the Barton Creek Village term loan (see Note 5).

4.	FAIR VALUE MEASUREMENTS
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

The carrying value for certain Stratus financial instruments (i.e., cash and cash equivalents, restricted cash, accounts payable, accrued dividend and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses.

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$199,859	$201,553	$291,102	$293,620
Interest rate swap agreement	341	341	427	427

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. The interest rate swap does not qualify for hedge accounting and changes in its fair value are recorded in the Consolidated Statements of Comprehensive Loss. Stratus evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

5.	DEBT AND EQUITY
Debt. The components of Stratus' debt are as follows (in thousands):

	March 31, 2017	December 31, 2016
Goldman Sachs loan	$146,550	$147,025
Lakeway construction loan	—	57,912
Comerica Bank credit facility	13,000	46,547
Santal construction loan	31,907	30,286
Barton Creek Village term loan	3,442	5,555
Amarra Villas credit facility	4,960	3,777
Total debt[a]	$199,859	$291,102

a.	Includes net reductions for unamortized debt issuance costs of $1.6 million at March 31, 2017, and $2.2 million at December 31, 2016.

In February 2017, Stratus repaid the Lakeway construction loan with proceeds from the sale of The Oaks at Lakeway and paid $2.1 million on the Barton Creek Village term loan (see Note 3). As of March 31, 2017, Stratus had $32.0 million available under its $45.0 million revolving loan under its Comerica Bank credit facility.

On August 5, 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to fund the construction of the West Killeen Market project. No amounts had been drawn as of March 31, 2017.

For a description of Stratus' loans, refer to Note 7 in the Stratus 2016 Form 10-K.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $3.3 million for first-quarter 2017 and $3.7 million for first-quarter 2016. Stratus' capitalized interest costs totaled $1.4 million for first-quarter 2017 and $1.8 million for first-quarter 2016, primarily related to development activities at Barton Creek in 2017, and Barton Creek and The Oaks at Lakeway in 2016.

Equity. Under Stratus' Comerica Bank credit facility, Stratus is not permitted to pay a dividend on its common stock without the bank’s prior written consent. On March 15, 2017, Stratus announced that its Board of Directors (the Board), after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share ($8.1 million) payable on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the sale of The Oaks at Lakeway. Comerica Bank’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends is at the discretion of the Board, subject to the restrictions under Stratus' Comerica Bank credit facility, and will depend on Stratus' financial results, cash requirements, projected compliance with covenants in its debt agreements, outlook and other factors deemed relevant by the Board.

6.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2016 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $27.1 million at March 31, 2017, and $17.2 million at December 31, 2016. The increase in deferred tax assets of $9.9 million in 2017 is primarily associated with the deferred gain on the sale of The Oaks at Lakeway. Stratus’ income tax benefit for first-quarter 2017 includes current income tax expense of $8.5 million offset by a deferred tax benefit of $9.8 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for first-quarter 2017 and first-quarter 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the Texas state margin tax.

7.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, the Circle C community, Lantana and the condominium units at the W Austin Hotel & Residences); in Lakeway, Texas located in the greater Austin area (Lakeway); and in Magnolia, Texas, located in the greater Houston area (Magnolia).

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, a retail building in Barton Creek Village, the Santal multi-family project and the West Killeen Market in Killeen, Texas.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences in downtown Austin, Texas.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, including 3TEN ACL Live, which opened in March 2016 on the site of the W Austin Hotel & Residences, and the results of the Stageside Productions joint venture with Pedernales Entertainment LLC (see Note 2 in the Stratus 2016 Form 10-K for further discussion).

Stratus uses operating income or loss to measure the performance of each segment. General and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]		Total
Three Months Ended March 31, 2017:
Revenues:
Unaffiliated customers	$2,164	$2,281	$10,314	$5,905	$—		$20,664
Intersegment	13	210	91	40	(354)		—
Cost of sales, excluding depreciation	1,976	1,693	7,189	4,508	(163)		15,203
Depreciation	57	763	979	376	(34)		2,141
General and administrative expenses	—	—	—	—	3,396	[c]	3,396
Profit participation	—	2,538	—	—	—		2,538
Gain on sales of assets	—	(1,115)	—	—	—		(1,115)
Operating income (loss)	$144	$(1,388)	$2,237	$1,061	$(3,553)		$(1,499)
Capital expenditures[d]	$3,668	$2,031	$247	$23	$—		$5,969
Total assets at March 31, 2017	174,022	65,483	104,498	37,066	20,899		401,968

Three Months Ended March 31, 2016:
Revenues:
Unaffiliated customers	$2,255	$2,053	$10,575	$4,143	$—	$19,026
Intersegment	8	136	89	33	(266)	—
Cost of sales, excluding depreciation	2,209	870	7,710	3,105	(98)	13,796
Depreciation	60	476	846	335	(35)	1,682
General and administrative expenses	—	—	—	—	3,075	3,075
Operating (loss) income	$(6)	$843	$2,108	$736	$(3,208)	$473
Capital expenditures[d]	$3,125	$13,757	$87	$24	$—	$16,993
Total assets at March 31, 2016	197,616	81,290	106,284	42,311	12,121	439,622

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.
General and administrative costs were higher in first-quarter 2017, compared with first-quarter 2016, primarily reflecting charges totaling $0.3 million for professional fees and incentive compensation.

d.	Also includes purchases and development of residential real estate held for sale.

8.	NEW ACCOUNTING STANDARD
In March 2016, the FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. Stratus adopted this ASU on January 1, 2017, on a modified retrospective basis and recorded a cumulative effect adjustment of $0.1 million to its opening accumulated deficit balance.

9.	SUBSEQUENT EVENTS
On April 28, 2017, a Stratus subsidiary entered into a $26.3 million construction loan with Southside Bank (the Loan) to finance the initial phase of Lantana Place, a mixed-used development project with leasable space for retail and restaurant use, anchored by a Moviehouse Theater & Eatery and a 145-room hotel site. Interest on the Loan is variable at the one-month London Interbank Offered Rate plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only will be due and payable monthly beginning June 1, 2017, and regularly thereafter through November 1, 2020. The principal balance of the Loan outstanding after November 1, 2020, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. The Loan must be repaid in full on or before April 28, 2023. The Loan can be prepaid without penalty. As of April 28, 2017, no amounts were outstanding under the Loan.
The Loan is secured by the Lantana Place project and all subsequent improvements, including all leases and rents associated with the development. The Loan contains affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 at all times beginning on December 31, 2019. Stratus will guarantee the Loan until the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.
Stratus evaluated events after March 31, 2017, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our financial statements, the related MD&A and the discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) filed with the United States Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to "Cautionary Statement" for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.
We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin, Texas area, but including projects in certain other select markets in Texas. We generate revenues and cash flows from sales of developed properties, from rental income from our leased properties and from our hotel and entertainment operations. See Note 7 for further discussion of our operating segments.
Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset value as part of our business plan. See "Business Strategy and Related Risks" below.
The number of developed lots/units, acreage under development and undeveloped acreage as of March 31, 2017, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	296	20	—	20	512	289	394	1,195	1,215
Circle C	7	—	—	—	—	36	216	252	252
Lantana	—	—	—	—	—	—	56	56	56
W Austin Residences	2	—	—	—	—	—	—	—	—
Lakeway	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	9	9	—	—	—	—	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	305	20	9	29	547	325	792	1,664	1,693
On February 15, 2017, we sold The Oaks at Lakeway, which included 52 acres of land under development at December 31, 2016, but we retained 34.7 acres of undeveloped land adjacent to the project (see Lakeway in above table).
For first-quarter 2017, our revenues increased to $20.7 million and our net loss attributable to common stockholders totaled $2.7 million, compared with revenues of $19.0 million and net loss attributable to common stockholders of $1.7 million for first-quarter 2016. The increase in revenues in first-quarter 2017 primarily reflects increased entertainment revenue relating to a larger number of shows hosted and higher ticket sales at ACL Live, as well as revenue from 3TEN ACL Live. The results for first-quarter 2017 include a $2.5 million charge ($1.6 million to net loss attributable to common stockholders) for profit participation costs and a $0.5 million loss ($0.3 million to net loss attributable to common stockholders) on early extinguishment of debt (see "Results of Operations"), both related to our sale of The Oaks at Lakeway (see "Business Strategy and Related Risks"), partly offset by a $1.1 million gain ($0.7 million to net loss attributable to common stockholders) on the sale of a bank building and an adjacent undeveloped 4.1 acre tract of land at Barton Creek (see "Development Activities"). In January 2016, we refinanced debt associated with our wholly owned W Austin Hotel & Residences with longer-term, fixed-rate debt, and reported a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders) in first-quarter 2016.
We used the proceeds from the February 2017 sale of The Oaks at Lakeway to repay the Lakeway construction loan and our outstanding balances under the Comerica Bank credit facility (see "Development Activities - Commercial" and Note 3 for further discussion). After borrowing $13.0 million under the Comerica Bank credit facility in March 2017, at March 31, 2017, we had total debt of $199.9 million and total cash and cash equivalents of $27.1 million, compared with total debt of $291.1 million and cash and cash equivalents of $13.6 million at December 31, 2016. For a discussion of operating cash flows and debt transactions, see "Capital Resources and Liquidity" below.
BUSINESS STRATEGY AND RELATED RISKS

Our strategy has been to manage our diverse asset base of residential, commercial, hotel and entertainment real estate located in the premier Austin, Texas, market and in other select, fast-growing Texas markets. We enhance the value of our residential, multi-family and commercial properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. Our hotel is located in downtown Austin, immediately adjacent to our primary entertainment and ticket venue, Austin City Limits Live, which is central to Austin’s world renowned, vibrant music scene.
In March 2017, we announced that our Board of Directors (the Board) concluded the formal strategic review process to explore a full range of strategic alternatives to enhance value for our stockholders, including, but not limited to, a sale of Stratus, a sale of certain of our core assets, a share repurchase program, and continuing our long-term plans to develop the value of our properties. None of the participants in the process ultimately sustained an indication of interest in acquiring the entire company at a price per share at or above Stratus’ recent trading prices. Our Board, in consultation with its financial advisor, determined that the indications of interest would not at this time provide adequate value to stockholders.
We are continuing our successful program of actively developing our properties and strategically marketing and selling developed assets at appropriate times in order to maximize stockholder value. As discussed below in "Development Activities - Commercial" and Note 3, in February 2017, we completed the sales of The Oaks at Lakeway for $114.0 million in cash and our 3,085-square-foot bank building in Barton Creek Village and an adjacent undeveloped 4.1 acre tract of land for $3.1 million in cash. After completing the sale of The Oaks at Lakeway, we repaid the Lakeway construction loan and all amounts then outstanding under our credit facility with Comerica Bank, as well as $2.2 million of the $2.5 million profit participation payment due to HEB Grocery Company L.P. (HEB).
In March 2017, our Board declared a special cash dividend of $1.00 per share ($8.1 million) that was paid on April 18, 2017, to stockholders of record on March 31, 2017. The dividend was declared after the Board’s consideration of the results of our sale of The Oaks at Lakeway.
Our active development plan includes completion of both residential and commercial development projects that are available to strategically market and sell at appropriate times in order to maximize stockholder value. Our development portfolio consists of approximately 1,700 acres of undeveloped land with development plans that include necessary regulatory approvals, entitlements and utility capacity. We believe that our portfolio, along with management’s extensive experience in Austin-area real estate development, support our ability to obtain project financing and/or seek joint venture partners including on the development projects described in "Development Activities - Commercial".
At March 31, 2017, we had consolidated debt of $199.9 million. The reduction of $91.2 million in first-quarter 2017, was primarily from use of the proceeds from the sale of The Oaks at Lakeway. During first-quarter 2017, our operating cash flows reflect purchases and development of real estate properties totaling $3.7 million, funded primarily from construction and term loans. As of March 31, 2017, we had $32.0 million available under our $45.0 million revolving loan under our Comerica Bank credit facility, which matures in August 2017.
As of March 31, 2017, we have $15.2 million of scheduled debt maturities in 2017 and $34.4 million in 2018. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See "Capital Resources and Liquidity" below regarding recent debt repayments and “Risk Factors” included in Part 1, Item 1A. of our 2016 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES
Residential. As of March 31, 2017, the number of our multi-and single-family residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	13	—	—	13
Phase III Lots	47	—	—	47
Amarra Villas	—	20	170	190
Section N:
Santal multi-family Phase I	236	—	—	236
Santal multi-family Phase II	—	—	212	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	7	—	—	7
The St. Mary	—	—	240	240
Tract 102 multi-family	—	—	56	56
Lakeway	—	—	100	100
Flores Street	—	—	6	6
W Austin Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	305	20	2,352	2,677

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City of Austin (the City). Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.

Current Activities.
During first-quarter 2017, we sold one Phase III lot at Amarra Drive for $0.7 million and five Meridian lots for $1.5 million. As of April 28, 2017, three Phase III lots at Amarra Drive and two lots at Meridian were under contract. Also, as of April 28, 2017, two Amarra Villas townhomes were under contract, one for which construction has not begun.
As of April 28, 2017, nearly 100 percent of the 236 units at our Santal multi-family Phase I project were leased.
For further discussion of our multi- and single-family residential properties listed in the table above, see MD&A in our 2016 Form 10-K.

Commercial. As of March 31, 2017, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C:
Tract 110	—	—	614,500	614,500
Tract 114	—	—	78,357	78,357
Lantana:
Lantana Place	—	—	325,000	325,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	—	44,000	—	44,000
Total Square Feet	79,009	44,000	3,116,938	3,239,947

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.

Current Activities.
In February 2017, we completed the sale of The Oaks at Lakeway for $114.0 million and we sold the 3,085-square-foot bank building and the adjacent undeveloped 4.1 acre tract of land in Barton Creek for $3.1 million (see Note 3).
In connection with the sale of The Oaks at Lakeway, we entered into three master lease agreements that require us to make monthly lease payments currently approximating $170,000 that will decline over time until leasing at The Oaks at Lakeway is complete, the remaining buildings have been constructed and all leases are assigned to the purchaser, which is projected to occur by February 2019. See Note 13 of our 2016 Form 10-K for further discussion.
Construction of the HEB-anchored retail project at the West Killeen Market is nearing completion and the HEB store opened in April 2017.
For further discussion of our commercial properties listed in the table above, see MD&A in our 2016 Form 10-K.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint venture or other arrangements. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.
The following table summarizes our results (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating income (loss):
Real estate operations	$144	$(6)
Leasing operations	(1,388)	843
Hotel	2,237	2,108
Entertainment	1,061	736
Corporate, eliminations and other	(3,553)	(3,208)
Operating (loss) income	$(1,499)	$473
Interest expense, net	$(1,975)	$(1,969)
Net loss attributable to common stockholders	$(2,670)	$(1,683)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 7 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Developed property sales	$2,133	$2,065
Commissions and other	44	198
Total revenues	2,177	2,263
Cost of sales, including depreciation	2,033	2,269
Operating income (loss)	$144	$(6)

Operating Income (Loss). Operating income (loss) from the Real Estate Operations segment increased in first-quarter 2017, compared to first-quarter 2016, primarily reflecting lower cost of sales.

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II Lots	—	$—	$—	1	$550	$190
Phase III Lots	1	665	281	—	—	—

Circle C
Meridian	5	1,468	163	5	1,515	170
Total Residential	6	$2,133		6	$2,065

Commissions and Other. Commissions and other totaled less than $0.1 million for first-quarter 2017, compared with $0.2 million for first-quarter 2016. The decrease in first-quarter 2017 was primarily because of lower commissions associated with the sales of the Meridian lots.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $2.0 million for first-quarter 2017, compared with $2.3 million for first-quarter 2016. Real estate cost of sales decreased in first-quarter 2017 primarily as a result of reduced property taxes relating to our Circle C properties. In addition, first-quarter 2016 real estate cost of sales included approximately $0.1 million of costs associated with projects we decided not to pursue.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended March 31,
	2017	2016
Rental revenue	$2,491	$2,189
Rental cost of sales, excluding depreciation	1,693	870
Depreciation	763	476
Profit participation	2,538	—
Gain on sales of assets	(1,115)	—
Operating (loss) income	$(1,388)	$843
Operating (Loss) Income. Operating (loss) income from the Leasing Operations segment totaled $(1.4) million in first-quarter 2017, compared to $0.8 million in first-quarter 2016. First-quarter 2017 included a $2.5 million profit participation charge associated with our sale of The Oaks at Lakeway partly offset by a $1.1 million gain on the sale of our bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek (see "Business Strategy and Related Risks").
Rental Revenue. Rental revenue for first-quarter 2017 primarily includes revenue from The Oaks at Lakeway prior to its sale in February 2017, from office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village and the Santal multi-family project. Rental revenue for first-quarter 2016 included revenue from The Oaks at Lakeway, office and retail space at the W Austin Hotel & Residences and retail space at Barton Creek Village. The increase in rental revenue in first-quarter 2017 primarily reflects a $0.8 million increase in revenue from Santal, partially offset by a $0.5 million decrease related to the sale of The Oaks at Lakeway.
Rental Cost of Sales and Depreciation. Rental operating costs totaled $1.7 million for first-quarter 2017, compared with $0.9 million for first-quarter 2016, and depreciation expense totaled $0.8 million in first-quarter 2017, compared with $0.5 million in first-quarter 2016. Rental cost of sales and depreciation expense increased in first-quarter 2017 as a result of the addition of the Santal multi-family project and its respective assets in August 2016, both partly offset by a decrease related to the sale of The Oaks at Lakeway.
Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended March 31,
	2017	2016
Hotel revenue	$10,405	$10,664
Hotel cost of sales, excluding depreciation	7,189	7,710
Depreciation	979	846
Operating income	$2,237	$2,108
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. A $0.6 million decrease in hotel revenue was the result of lower banquet and catering revenue, partially offset by a $0.3 million increase in room revenue. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, averaged $299 for first-quarter 2017, compared with $282 for first-quarter 2016.

Hotel Cost of Sales. Hotel operating costs (excluding depreciation) were $7.2 million in first-quarter 2017, compared with $7.7 million in first-quarter 2016. Lower costs in first-quarter 2017 were primarily because of lower food and beverage costs.
Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended March 31,
	2017	2016
Entertainment revenue	$5,945	$4,176
Entertainment cost of sales, excluding depreciation	4,508	3,105
Depreciation	376	335
Operating income	$1,061	$736
Operating Income. Operating income for the Entertainment segment increased during first-quarter 2017, compared with first-quarter 2016, primarily as a result of an increase in the number of events hosted and higher ticket sales.
Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended March 31,
	2017	2016
ACL Live
Events:
Events hosted	57	51
Estimated attendance	71,562	54,351
Ancillary net revenue per attendee	$39.88	$56.53
Ticketing:
Number of tickets sold	44,478	33,576
Gross value of tickets sold (in thousands)	$3,070	$1,376

3TEN ACL Live
Events:
Events hosted	60	7
Estimated attendance	10,579	2,050
Ancillary net revenue per attendee	$57.60	$71.97
Ticketing:
Number of tickets sold	4,413	—
Gross value of tickets sold (in thousands)	$88	$—
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live, and production of recorded content for artists performing at ACL Live or 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events. The increase in Entertainment revenue in first-quarter 2017, compared with first-quarter 2016, primarily reflects an increase in the number of events hosted and higher ticket sales at ACL Live from headliners such as Sting and Dave Chappelle. In addition, first-quarter 2017 included $0.7 million of revenues from 3TEN ACL Live, which opened in March 2016.
Entertainment Cost of Sales. Entertainment operating costs (excluding depreciation) totaled $4.5 million for first-quarter 2017 and $3.1 million for first-quarter 2016. The increase in Entertainment costs in first-quarter 2017, compared with first-quarter 2016, primarily reflects an increase in the number of events hosted and higher production costs. Costs from the Entertainment segment will vary from period to period as a result of the number and types of events hosted.
Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $3.4 million for first-quarter 2017, compared with $3.1 million for first-quarter 2016. Costs were higher for first-quarter 2017, primarily because of charges totaling $0.3 million for professional fees and incentive compensation. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) was $3.3 million for first-quarter 2017, compared with $3.7 million for first-quarter 2016, primarily reflecting lower average debt outstanding in first-quarter 2017.
Capitalized interest totaled $1.4 million for first-quarter 2017, compared with $1.8 million for first-quarter 2016, and is primarily related to development activities at Barton Creek in 2017, and Barton Creek and The Oaks at Lakeway in 2016.
Gain (Loss) on Interest Rate Derivative Instruments. We recorded gains (losses) of $0.1 million for first-quarter 2017, compared with $(0.4) million for first-quarter 2016, associated with changes in the fair values of our interest rate derivative instruments.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million for first-quarter 2017 associated with repayment of The Oaks at Lakeway loan, and $0.8 million for first-quarter 2016 associated with repayment of the Bank of America loan with the proceeds from the Goldman Sachs loan.
Benefit from Income Taxes. We recorded a benefit from income taxes of $1.3 million for first-quarter 2017, compared with $0.9 million for first-quarter 2016. Both the 2017 and 2016 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 35 percent is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $27.1 million at March 31, 2017, and $17.2 million at December 31, 2016. Our income tax benefit for first-quarter 2017 includes current income tax expense of $8.5 million offset by a deferred tax benefit of $9.8 million.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.
Comparison of Cash Flows for the Three Months Ended March 31, 2017 and 2016
Operating Activities. Cash used in operating activities totaled $8.9 million during first-quarter 2017, compared with $4.7 million during first-quarter 2016. Expenditures for purchases and development of real estate properties totaled $3.7 million during first-quarter 2017, primarily related to development of our Barton Creek properties and Lantana Place, and $3.1 million during first-quarter 2016, primarily related to development of our Barton Creek properties and West Killeen Market. First-quarter 2017 included MUD reimbursements of $2.2 million, compared with no reimbursements in first-quarter 2016. The increase in deferred income taxes for first-quarter 2017, compared to first-quarter 2016, primarily relates to the closing of the sale of The Oaks at Lakeway in February 2017, and is partly offset by a related increase in current tax liabilities (included in accounts payable, accrued liabilities and other). During first-quarter 2017, we also paid $2.2 million of the $2.5 million in profit participation due to HEB as a result of the sale of The Oaks at Lakeway.
Approximately $29.5 million has been reimbursed or is eligible for reimbursement by MUDs for infrastructure costs incurred in our development of Section N in Barton Creek. As of March 31, 2017, we have received $17.8 million from MUDs for reimbursement of some of these costs, including $1.6 million of the $2.2 million total MUD reimbursements received in first-quarter 2017. We expect to receive the remaining $11.7 million in MUD reimbursements in future periods.

Investing Activities. Cash provided by (used in) investing activities totaled $114.5 million during first-quarter 2017, compared with $(14.1) million during first-quarter 2016. First-quarter 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. Capital expenditures totaled $2.3 million during first-quarter 2017, primarily related to development of the West Killeen Market and The Oaks at Lakeway projects, and $13.9 million during first-quarter 2016, primarily related to development of the Santal multi-family and The Oaks at Lakeway projects, and 3TEN ACL Live.
In first-quarter 2017, Stratus also made payments totaling $0.3 million under its master lease obligations associated with the sale of The Oaks at Lakeway.
Financing Activities. Cash (used in) provided by financing activities totaled $(92.2) million during first-quarter 2017, compared with $13.0 million during first-quarter 2016. During first-quarter 2017, net repayments on the Comerica Bank credit facility totaled $33.5 million, compared with net borrowings of $3.6 million for first-quarter 2016. Net repayments on other project and term loans totaled $58.4 million for first-quarter 2017, primarily for The Oaks at Lakeway term loan, compared with net repayments of $10.5 million for first-quarter 2016, primarily associated with refinancing the W Austin Hotel loan. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at March 31, 2017.
On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share payable on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the board’s consideration of the results of the recent sale of The Oaks at Lakeway. Our Comerica credit facility requires the bank’s prior written consent for any common stock repurchases or dividend payments.
Credit Facility and Other Financing Arrangements
At March 31, 2017, we had total debt based on the principal amounts outstanding of $201.4 million, compared with $293.3 million at December 31, 2016. The principal amounts of our debt at March 31, 2017, consisted of the following:

•	$147.8 million under the Goldman Sachs loan.

•
$13.0 million under the $52.5 million Comerica Bank credit facility, which is comprised of a $45.0 million revolving line of credit, $32.0 million of which was available at March 31, 2017, and a $7.5 million letters of credit tranche, against which $2.3 million was committed and $5.2 million was available at March 31, 2017.

•
$32.0 million under the construction loan agreement to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek (the Santal construction loan).

•	$3.5 million under the term loan agreement with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•	$5.1 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).
We also have a $9.9 million loan agreement with Southside Bank, the proceeds of which will be used for the West Killeen Market project. No amounts had been drawn as of March 31, 2017.
On April 28, 2017, we entered into a $26.3 million construction loan to finance the initial phase of Lantana Place (see Note 9).
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
See Note 7 in our 2016 Form 10-K and Note 5 for further discussion of our outstanding debt.

The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2017 (in thousands):

	2017		2018		2019	2020	2021	Thereafter	Total
Goldman Sachs loan	$2,095		$2,215		$2,342	$2,477	$2,618	$136,039	$147,786
Comerica Bank credit facility	13,000	[a]	—		—	—	—	—	13,000
Santal construction loan	—		32,034	[b]	—	—	—	—	32,034
Barton Creek Village term loan	153		160		167	173	182	2,661	3,496
Amarra Villas credit facility	—		—		5,102	—	—	—	5,102
Total	$15,248		$34,409		$7,611	$2,650	$2,800	$138,700	$201,418

a.	Matures August 31, 2017.

b.	Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

We expect to repay, extend or refinance our near-term debt maturities in the normal course of business and believe we have the ability to do so.
CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2016, other than changes to our debt obligations described above and the master lease agreements entered into in conjunction with the sale of The Oaks at Lakeway, which currently approximates $170,000 per month and will decline over time until leasing is complete and all leases are assigned to the purchaser (see Note 3). Refer to Part II, Items 7. and 7A. in our 2016 Form 10-K, for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 8 for discussion of a recently adopted accounting standards update and its impact on our financial statements. See Note 1 in our 2016 Form 10-K for a discussion of other recently issued new accounting standards.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off-balance sheet arrangements since December 31, 2016. See Note 10 in our 2016 Form 10-K for further information.
CAUTIONARY STATEMENT
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding the implementation and potential results of our active development plan, and projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, possible joint venture or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements. Under our Comerica Bank credit facility, we are not permitted to pay dividends on common stock without Comerica Bank’s prior written consent, which was obtained in connection with the special dividend, but not required to be granted by Comerica Bank in the future. The declaration of dividends is at the discretion of our Board, subject to restrictions under our Comerica Bank credit facility, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our Board considers acceptable, a decrease in the demand for real estate in the Austin, Texas market, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2016 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We derive our revenue from the acquisition, entitlement, development, management, operation and sale of our commercial, hotel, entertainment and multi- and single-family residential real estate properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt.

In February 2017, we repaid the Lakeway construction loan. See Note 5 for additional information.

At March 31, 2017, $50.1 million of the $201.4 million principal amount of debt outstanding bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $0.5 million.

There have been no material changes in our market risks since December 31, 2016. For additional information on our market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2016 Form 10-K.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2013, our Board approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in first-quarter 2017. As of March 31, 2017, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

Our Comerica Bank credit facility requires lender approval of any common stock repurchases.

For a discussion of working capital restrictions and other limitations on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity."

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

Date: May 10, 2017

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

4.3
Board Representation of Standstill Agreement dated as of January 1, 2017, by and among Stratus Properties Inc., Oasis Management Company Ltd., Oasis Investments II Master Fund Ltd., and Oasis Capital Partners (Texas) Inc.
			8-K	001-37716	1/11/2017

10.1	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.2	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		8-K	001-37716	5/3/2017

10.3*	Form of Performance-Based Restricted Stock Unit Agreement under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-K	001-37716	3/16/2017

10.4*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-K	001-37716	3/16/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

E-1

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

E-2