Form 10-Q
period 2017-06-30
STRATUS PROPERTIES INC
filed 2017-08-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
On July 31, 2017, there were issued and outstanding 8,126,502 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$14,805	$13,597
Restricted cash	10,597	11,892
Real estate held for sale	20,196	21,236
Real estate under development	102,974	111,373
Land available for development	12,717	19,153
Real estate held for investment, net	190,619	239,719
Deferred tax assets	29,973	17,223
Other assets	13,573	17,982
Total assets	$395,454	$452,175

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$11,333	$6,734
Accrued liabilities, including taxes	11,193	13,240
Debt	204,168	291,102
Deferred gain	38,714	—
Other liabilities	10,410	10,073
Total liabilities	275,818	321,149

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	92
Capital in excess of par value of common stock	185,080	192,762
Accumulated deficit	(44,563)	(41,143)
Common stock held in treasury	(21,057)	(20,760)
Total stockholders’ equity	119,553	130,951
Noncontrolling interests in subsidiaries	83	75
Total equity	119,636	131,026
Total liabilities and equity	$395,454	$452,175

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Real estate operations	$4,021	$1,448	$6,185	$3,703
Leasing operations	1,811	2,141	4,092	4,194
Hotel	9,765	10,658	20,079	21,233
Entertainment	5,832	4,903	11,737	9,046
Total revenues	21,429	19,150	42,093	38,176
Cost of sales:
Real estate operations	3,868	1,889	5,844	4,098
Leasing operations	973	1,043	2,658	1,905
Hotel	7,436	7,676	14,601	15,357
Entertainment	4,255	3,775	8,632	6,819
Depreciation	1,756	1,983	3,897	3,665
Total cost of sales	18,288	16,366	35,632	31,844
General and administrative expenses	2,846	4,146	6,242	7,221
Profit participation in sale of The Oaks at Lakeway	—	—	2,538	—
Gain on sales of assets	—	—	(1,115)	—
Total	21,134	20,512	43,297	39,065
Operating income (loss)	295	(1,362)	(1,204)	(889)
Interest expense, net	(1,508)	(2,346)	(3,483)	(4,315)
(Loss) gain on interest rate derivative instruments	(4)	(101)	82	(475)
Loss on early extinguishment of debt	—	—	(532)	(837)
Other income, net	13	4	18	8
Loss before income taxes and equity in unconsolidated affiliates' (loss) income	(1,204)	(3,805)	(5,119)	(6,508)
Equity in unconsolidated affiliates' (loss) income	(2)	(25)	(19)	73
Benefit from income taxes	321	1,347	1,583	2,269
Net loss and total comprehensive loss	(885)	(2,483)	(3,555)	(4,166)
Total comprehensive income attributable to noncontrolling interests in subsidiaries	(8)	—	(8)	—
Net loss and total comprehensive loss attributable to common stockholders	$(893)	$(2,483)	$(3,563)	$(4,166)

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.31)	$(0.44)	$(0.52)

Basic and diluted weighted-average shares of common stock outstanding	8,127	8,092	8,114	8,082

Dividends declared per share of common stock	$—	$—	$1.00	$—

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(3,555)	$(4,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,897	3,665
Cost of real estate sold	3,897	1,691
Gain on sale of assets	(1,115)	—
(Gain) loss on interest rate derivative contracts	(82)	475
Loss on early extinguishment of debt	532	837
Debt issuance cost amortization and stock-based compensation	647	698
Equity in unconsolidated affiliates' loss (income)	19	(73)
Deposits	(851)	21
Deferred income taxes	(12,607)	(38)
Purchases and development of real estate properties	(7,974)	(7,629)
Municipal utility district reimbursement	2,172	—
Decrease (increase) in other assets	2,205	(5,843)
(Increase) decrease in accounts payable, accrued liabilities and other	(895)	98
Net cash used in operating activities	(13,710)	(10,264)

Cash flow from investing activities:
Capital expenditures	(5,100)	(22,435)
Proceeds from sale of assets	117,261	—
Payments on master lease obligations	(927)	—
Other, net	(48)	(17)
Net cash provided by (used in) investing activities	111,186	(22,452)

Cash flow from financing activities:
Borrowings from credit facility	20,200	12,000
Payments on credit facility	(51,775)	(3,139)
Borrowings from project loans	7,766	168,875
Payments on project and term loans	(63,723)	(150,345)
Cash dividend paid	(8,127)	—
Stock-based awards net payments	(234)	(158)
Financing costs	(375)	(987)
Net cash (used in) provided by financing activities	(96,268)	26,246
Net increase (decrease) in cash and cash equivalents	1,208	(6,470)
Cash and cash equivalents at beginning of year	13,597	17,036
Cash and cash equivalents at end of period	$14,805	$10,566

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend	—	—	(8,127)	—	—	—	(8,127)	—	(8,127)
Exercised and issued stock-based awards	40	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	383	—	—	—	383	—	383
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive loss	—	—	—	(3,563)	—	—	(3,563)	8	(3,555)
Balance at June 30, 2017	9,243	$93	$185,080	$(44,563)	1,117	$(21,057)	$119,553	$83	$119,636

Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	1,093	$(20,470)	$136,599	$75	$136,674
Exercised and issued stock-based awards	37	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	333	—	—	—	333	—	333
Tax benefit for stock-based awards	—	—	132	—	—	—	132	—	132
Tender of shares for stock-based awards	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(4,166)	—	—	(4,166)	—	(4,166)
Balance at June 30, 2016	9,197	$92	$192,586	$(39,310)	1,105	$(20,760)	$132,608	$75	$132,683

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2016 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for the deferred gain on the sale of The Oaks at Lakeway, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	EARNINGS PER SHARE
Stratus’ basic and diluted net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 102 thousand shares of common stock for second-quarter 2017, 123 thousand shares of common stock for second-quarter 2016, 115 thousand shares of common stock for the first six months of 2017 and 124 thousand shares of common stock for the first six months of 2016 associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock and restricted stock units that were anti-dilutive.

3.	DISPOSITIONS
On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway construction loan (see Note 5). Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. Stratus projects that its master lease payment obligation will average $170 thousand per month and will decline over time until leasing is complete and all leases are assigned to the purchaser, which is projected to occur by February 2019. The hotel tenant began paying rent in May 2017 and construction of the hotel is expected to commence in third-quarter 2017.

Stratus agreed to guarantee the obligations of its selling subsidiary under the sales agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to Stratus' obligation to satisfy the selling subsidiary's indemnity obligations for its broker commissions or similar compensation or Stratus' liability in guaranteeing the selling subsidiary's obligations under the master leases. To secure its obligations under the master leases, Stratus has provided a $1.5 million irrevocable letter of credit with a three-year term. As a result of Stratus’ continuing involvement under the master lease agreements with the purchaser, the transaction does not qualify as a sale under U.S. generally accepted accounting principles. Accordingly, a deferred gain totaling $39.7 million was recorded and is being reduced by payments made under the master lease agreements, which totaled $0.9 million for the first six months of 2017. All or a portion of the deferred gain may be recognized in future periods when Stratus’ continuing involvement ends or substantially all of the risks and rewards of ownership have transferred to the buyer and Stratus' remaining obligation under the master leases is less than the deferred gain.

Upon the sale of The Oaks at Lakeway, HEB Grocery Company, L.P. (HEB) earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the Consolidated Statements of Comprehensive Loss.

On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building and an adjacent 4.1 acre undeveloped tract of land in Barton Creek, for $3.1 million. Stratus recorded a gain on the sale of $1.1 million and paid $2.1 million on the Barton Creek Village term loan (see Note 5).

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$204,168	$205,908	$291,102	$293,620
Interest rate swap agreement	345	345	427	427

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

5.	DEBT AND EQUITY
Debt. The components of Stratus' debt are as follows (in thousands):

	June 30, 2017	December 31, 2016
Goldman Sachs loan	$146,113	$147,025
Lakeway construction loan	—	57,912
Santal construction loan	32,046	30,286
Comerica Bank credit facility	14,972	46,547
Amarra Villas credit facility	4,280	3,777
Barton Creek Village term loan	3,420	5,555
West Killeen Market construction loan	3,337	—
Total debt[a]	$204,168	$291,102

a.	Includes net reductions for unamortized debt issuance costs of $1.6 million at June 30, 2017, and $2.2 million at December 31, 2016.

In February 2017, Stratus repaid the Lakeway construction loan with proceeds from the sale of The Oaks at Lakeway and paid $2.1 million on the Barton Creek Village term loan (see Note 3). As of June 30, 2017, Stratus had $30.0 million available under its $45.0 million revolving loan under its Comerica Bank credit facility.

On April 28, 2017, Lantana Place, LLC., a wholly owned subsidiary of Stratus, entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place, a 320,000-square-foot, mixed-use development project in southwest Austin. Construction of the first phase of Lantana Place began in June 2017. No amounts were drawn on the Lantana Place construction loan as of June 30, 2017. Interest is variable at the one-month London Interbank Offered Rate plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only will be due and payable monthly, through November 1, 2020. The principal balance outstanding after November 1, 2020, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before April 28, 2023, and can be prepaid without penalty. Outstanding amounts will be secured by the Lantana Place project and all subsequent improvements, including all leases and rents associated with the development. The agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 at all times beginning on December 31, 2019. Stratus will guarantee outstanding amounts under the loan until the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

For a description of Stratus' outstanding loans, refer to Note 7 in the Stratus 2016 Form 10-K.

Interest Expense and Capitalization. Interest expense (before capitalized interest) totaled $2.9 million in second-quarter 2017, $3.9 million in second-quarter 2016, $6.3 million for the first six months of 2017 and $7.6 million for the first six months of 2016. Stratus' capitalized interest costs totaled $1.4 million in second-quarter 2017, $1.6 million in second-quarter 2016, $2.8 million for the first six months of 2017 and $3.3 million for the first six months of 2016, primarily related to development activities at Barton Creek in 2017, and development activities at Barton Creek and The Oaks at Lakeway in 2016.

Equity. Stratus' Comerica Bank credit facility requires the bank's prior written consent to pay a dividend on Stratus' common stock. On March 15, 2017, Stratus' Board of Directors (the Board), after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share ($8.1 million), which was paid on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the sale of The Oaks at Lakeway. Comerica Bank’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends is at the discretion of the Board, subject to the restrictions under Stratus' Comerica Bank credit facility, and will depend on Stratus' financial results, cash requirements, projected compliance with covenants in its debt agreements, outlook and other factors deemed relevant by the Board.

6.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 8 in the Stratus 2016 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $30.0 million at June 30, 2017, and $17.2 million at December 31, 2016. The increase in deferred tax assets of $12.8 million in 2017 is primarily associated with the gain on the sale of The Oaks at Lakeway, which is taxable but was deferred under U.S. Generally Accepted Accounting Principles. Stratus’ income tax benefit for the first six months of 2017 includes current income tax expense of $11.0 million offset by a deferred tax benefit of $12.6 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first six months of 2017 and the first six months of 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the Texas state margin tax.

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

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended June 30, 2017:
Revenues:
Unaffiliated customers	$4,021	$1,811	$9,765	$5,832	$—	$21,429
Intersegment	8	221	82	85	(396)	—
Cost of sales, excluding depreciation	3,868	980	7,456	4,449	(221)	16,532
Depreciation	57	568	789	377	(35)	1,756
General and administrative expenses	—	—	—	—	2,846	2,846
Operating income (loss)	$104	$484	$1,602	$1,091	$(2,986)	$295
Capital expenditures[c]	$4,306	$2,748	$11	$40	$—	$7,105
Total assets at June 30, 2017	160,713	69,629	103,154	37,392	24,566	395,454

Three Months Ended June 30, 2016:
Revenues:
Unaffiliated customers	$1,448	$2,141	$10,658	$4,903	$—	$19,150
Intersegment	8	225	71	51	(355)	—
Cost of sales, excluding depreciation	1,889	1,051	7,719	3,927	(203)	14,383
Depreciation	54	766	851	371	(59)	1,983
General and administrative expenses	—	—	—	—	4,146	4,146
Operating (loss) income	$(487)	$549	$2,159	$656	$(4,239)	$(1,362)
Capital expenditures[c]	$4,504	$8,138	$174	$255	$—	$13,071
Total assets at June 30, 2016	180,039	116,554	105,167	39,405	13,093	454,258

Six Months Ended June 30, 2017:
Revenues:
Unaffiliated customers	$6,185	$4,092	$20,079	$11,737	$—	$42,093
Intersegment	21	431	173	125	(750)	—
Cost of sales, excluding depreciation	5,844	2,673	14,645	8,957	(384)	31,735
Depreciation	114	1,331	1,768	753	(69)	3,897
General and administrative expenses	—	—	—	—	6,242	6,242
Profit participation	—	2,538	—	—	—	2,538
Gain on sales of assets	—	(1,115)	—	—	—	(1,115)
Operating income (loss)	$248	$(904)	$3,839	$2,152	$(6,539)	$(1,204)
Capital expenditures[c]	$7,974	$4,779	$258	$63	$—	$13,074

Six Months Ended June 30, 2016:
Revenues:
Unaffiliated customers	$3,703	$4,194	$21,233	$9,046	$—	$38,176
Intersegment	16	361	160	84	(621)	—
Cost of sales, excluding depreciation	4,098	1,921	15,429	7,032	(301)	28,179
Depreciation	114	1,242	1,697	706	(94)	3,665
General and administrative expenses	—	—	—	—	7,221	7,221
Operating (loss) income	$(493)	$1,392	$4,267	$1,392	$(7,447)	$(889)
Capital expenditures[c]	$7,629	$21,895	$261	$279	$—	$30,064

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Also includes purchases and development of residential real estate held for sale.

8.	NEW ACCOUNTING STANDARD
In March 2016, the Financial Accounting Standards Board issued an Accounting Standards Update that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. Stratus adopted this ASU on January 1, 2017, on a modified retrospective basis and recorded a cumulative effect adjustment of $0.1 million to its opening accumulated deficit balance.

9.	SUBSEQUENT EVENTS
On August 3, 2017, Stratus extended the maturity of its credit facility with Comerica Bank by three months to November 30, 2017. Stratus is currently negotiating a modification and a longer-term extension of the credit facility, which is expected to close by the November 2017 maturity.
In August 2017, Stratus finalized a 99-year ground lease for 72 acres in College Station, Texas, for Jones Crossing, a new HEB Grocery Company, L.P.-anchored, approximately $50 million, mixed-use project planned for approximately 258,000 square feet of commercial space.
Stratus evaluated events after June 30, 2017, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our financial statements, the related MD&A and the discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to "Cautionary Statement" for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.
We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi- and single-family residential real estate properties, primarily located in the Austin, Texas area, but including projects in certain other select markets in Texas. We generate revenues and cash flows from the sale of developed properties, rental income from our leased properties and our hotel and entertainment operations. See Note 7 for further discussion of our operating segments.
Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or commercial properties, if opportunities arise that we believe will maximize overall asset value as part of our business plan. See "Business Strategy" below.
The number of developed lots/units, acreage under development and undeveloped acreage as of June 30, 2017, that comprise our real estate development operations are presented in the following table.

		Acreage
		Under Development			Undeveloped
	Developed Lots/Units	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	295	20	—	20	512	289	394	1,195	1,215
Circle C	5	—	—	—	—	36	216	252	252
Lantana	—	—	11	11	—	—	44	44	55
W Austin Residences	2	—	—	—	—	—	—	—	—
Other	—	—	—	—	7	—	—	7	7
Lakeway[a]	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
West Killeen Market	—	—	9	9	—	—	—	—	9
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	302	20	20	40	554	325	780	1,659	1,699

a.	On February 15, 2017, we sold The Oaks at Lakeway, which included 52 acres of land under development at December 31, 2016, but we retained 34.7 acres of undeveloped land adjacent to the project.

In second-quarter 2017, our revenues increased to $21.4 million and our net loss attributable to common stockholders totaled $0.9 million, compared with revenues of $19.2 million and a net loss attributable to common stockholders of $2.5 million for second-quarter 2016. For the first six months of 2017 our revenues totaled $42.1 million and our net loss attributable to common stock holders totaled $3.6 million, compared with revenues of $38.2 million and a net loss attributable to common stockholders of $4.2 million for the first six months of 2016.
The increase in revenues for the 2017 periods primarily reflects an increase in real estate revenues resulting from the sale of higher-priced real estate properties, as well as an increase in entertainment revenue as a result of higher ticket sales and more events at both Austin City Limits Live (ACL Live) and 3TEN ACL Live. The results for the first six months of 2017 include a $2.5 million charge ($1.6 million to net loss attributable to common stockholders) for profit participation costs and a $0.5 million loss ($0.3 million to net loss attributable to common stockholders) on early extinguishment of debt (see "Results of Operations"), both related to our sale of The Oaks at Lakeway in February 2017, partly offset by a $1.1 million gain ($0.7 million to net loss attributable to common stockholders) on the sale of a bank building and an adjacent undeveloped 4.1 acre tract of land at Barton Creek (see "Development Activities"). The results for the first six months of 2016 include a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders) associated with the refinancing of the W Austin Hotel & Residences and a $0.5 million loss ($0.3 million to net loss attributable to common stockholders) related to interest rate derivative instruments.
In February 2017, we completed the sales of The Oaks at Lakeway for $114.0 million in cash and our 3,085-square-foot bank building in Barton Creek Village and an adjacent undeveloped 4.1 acre tract of land for $3.1 million in cash. We used the proceeds from the sale of The Oaks at Lakeway to repay the Lakeway construction loan and our outstanding balances under the Comerica Bank credit facility. A portion of the proceeds from the sale of the Barton Creek property was used to repay a portion of the Barton Creek term loan (see "Development Activities - Commercial" and Note 3 for further discussion).
At June 30, 2017, we had total debt of $204.2 million and total cash and cash equivalents of $14.8 million, compared with total debt of $291.1 million and cash and cash equivalents of $13.6 million at December 31, 2016. As of June 30, 2017, we have $16.1 million of scheduled debt maturities in 2017 and $34.4 million in 2018. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See "Capital Resources and Liquidity" below regarding debt repayments and “Risk Factors” included in Part 1, Item 1A. of our 2016 Form 10-K for further discussion.
BUSINESS STRATEGY

Our strategy has been to manage our diverse asset base of residential, commercial, hotel and entertainment real estate located in the premier Austin, Texas, market and in other select, fast-growing Texas markets. We enhance the value of our residential, multi-family and commercial properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. Our hotel and ACL Live venue, which are central to Austin’s world renowned, vibrant music scene, are located in downtown Austin.
We are continuing our successful program of actively developing our properties and strategically marketing and selling developed assets at appropriate times in order to maximize stockholder value. Our active development plan includes completion of both residential and commercial development projects. Our development portfolio consists of approximately 1,700 acres of undeveloped land with development plans that include necessary regulatory approvals, entitlements and utility capacity. We believe that our portfolio, along with management’s extensive experience in Austin-area real estate development, support our ability to obtain project financing and/or seek joint venture partners including on the development projects described in "Development Activities - Commercial".

DEVELOPMENT ACTIVITIES
Residential. As of June 30, 2017, the number of our multi-and single-family residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II Lots	13	—	—	13
Phase III Lots	46	—	—	46
Amarra Villas	—	19	170	189
Section N:
Santal multi-family Phase I	236	—	—	236
Santal multi-family Phase II	—	—	212	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	5	—	—	5
The St. Mary	—	—	240	240
Tract 102 multi-family	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences:
Condominium units	2	—	—	2
Total Residential Lots/Units	302	19	2,353	2,674

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

Current Activities.
During second-quarter 2017, we sold one Amarra Villa townhome for $2.2 million, one Phase III lot at Amarra Drive for $0.7 million and two Meridian lots for $0.6 million. During the first six months of 2017, we sold one Amarra Villa townhome for $2.2 million, two Phase III lots at Amarra Drive for $1.4 million and seven Meridian lots for $2.0 million (see "Results of Operations-Real Estate Operations"). As of July 31, 2017, one Phase II lot and two Phase III lots at Amarra Drive and four lots at Meridian were under contract. Also, as of July 31, 2017, two Amarra Villas townhomes were under contract, one of which is under construction.
As of July 31, 2017, nearly 100 percent of the 236 units at our Santal multi-family Phase I project were leased. We expect to commence construction of the approximately $40 million Santal Phase II, a 212-unit garden style multi-family project in Barton Creek in third-quarter 2017, subject to completion of construction financing.
For further discussion of our multi- and single-family residential properties listed in the table above, see MD&A in our 2016 Form 10-K.

Commercial. As of June 30, 2017, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	—	99,663	220,337	320,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	44,000	—	—	44,000
Total Square Feet	123,009	99,663	2,994,360	3,217,032

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

Current Activities.
In August 2017, we finalized a 99-year ground lease on a 72 acre tract of land in College Station, Texas, for Jones Crossing, a new HEB Grocery Company, L.P. (HEB)-anchored, approximately $50 million, mixed-use project. The Jones Crossing project is expected to total approximately 258,000 square feet of commercial space, including a 106,000 square-foot HEB grocery store. Zoning has been approved by the City of College Station and site engineering work has been completed. Stratus expects to break ground on the project during third-quarter 2017, subject to completion of construction financing. The HEB store is presently expected to open in mid-2018.
During second-quarter 2017, construction commenced on the first phase of Lantana Place, an approximately $40 million, 320,000 square foot mixed-use development project in southwest Austin. The first phase will be anchored by a 12-screen Moviehouse, a state of the art movie theater that provides a high-quality dining experience. We expect to complete construction of Moviehouse in second-quarter 2018. In addition, construction of the HEB-anchored retail project at the West Killeen Market was completed in June and certain leases commenced. Leases for 46 percent of the space have been executed and leasing activities for the remaining space continues. The HEB store opened in April 2017.
In February 2017, we completed the sale of The Oaks at Lakeway for $114.0 million and we sold the 3,085-square-foot bank building and the adjacent undeveloped 4.1 acre tract of land in Barton Creek for $3.1 million (see Note 3). In connection with the sale of The Oaks at Lakeway, we entered into three master lease agreements with the buyer that require us to make monthly lease payments for unleased space. We currently expect master lease payments to average $170 thousand per month, which will decline over time as we lease space covered by the master leases. Our exposure under the master leases will terminate once leasing at The Oaks at Lakeway is complete, the remaining buildings have been constructed, new subleases are assigned to the purchaser, and subtenants are open for business and paying rent, which is projected to occur by February 2019. The hotel tenant began paying rent in May 2017 and construction of the hotel is expected to begin in third-quarter 2017. As additional conditions are met, primarily completion and opening of the hotel, the hotel master lease will terminate, reducing our selling subsidiary's master lease payment obligation by $48 thousand per month. See Note 13 of our 2016 Form 10-K for further discussion.

For further discussion of our commercial properties listed in the table above, see MD&A in our 2016 Form 10-K.
RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures or other arrangements. As a result, and because of numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results.
The following table summarizes our results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income (loss):
Real estate operations	$104	$(487)	$248	$(493)
Leasing operations	484	549	(904)	1,392
Hotel	1,602	2,159	3,839	4,267
Entertainment	1,091	656	2,152	1,392
Corporate, eliminations and other	(2,986)	(4,239)	(6,539)	(7,447)
Operating income (loss)	$295	$(1,362)	$(1,204)	$(889)
Interest expense, net	$(1,508)	$(2,346)	$(3,483)	$(4,315)
Net loss attributable to common stockholders	$(893)	$(2,483)	$(3,563)	$(4,166)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 7 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Developed property sales	$3,443	$1,300	$5,576	$3,365
Undeveloped property sales	544	73	544	73
Commissions and other	42	83	86	281
Total revenues	4,029	1,456	6,206	3,719
Cost of sales, including depreciation	3,925	1,943	5,958	4,212
Operating income (loss)	$104	$(487)	$248	$(493)

Operating income (loss) from the Real Estate Operations segment increased in the 2017 periods, compared to the 2016 periods, primarily reflecting the sale of higher-priced developed properties and the sale of a six-acre tract of undeveloped land.

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase III Lots	1	$700	$303	—	$—	$—
Amarra Villas	1	2,193	2,004	—	—	—

Circle C
Meridian	2	550	156	5	1,300	147
Total Residential	4	$3,443		5	$1,300

	Six Months Ended June 30,
	2017			2016
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II Lots	—	$—	$—	1	$550	$190
Phase III Lots	2	1,365	292	—	—	—
Amarra Villas	1	2,193	2,004	—	—	—

Circle C
Meridian	7	2,018	161	10	2,815	159
Total Residential	10	$5,576		11	$3,365

Undeveloped Property Sales. During second-quarter 2017, we sold a six-acre tract of land at the Circle C community, which had entitlements for 14,000 square feet of commercial space, for $0.5 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $3.9 million for second-quarter 2017 and $6.0 million for the first six months of 2017, compared with $1.9 million for second-quarter 2016 and $4.2 million for for the first six months of 2016. Real estate cost of sales increased in the 2017 periods primarily as a result of costs associated with the sales of the Amarra Villas townhome and six-acre tract of undeveloped land in the Circle C community.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental revenue	$2,032	$2,366	$4,523	$4,555
Rental cost of sales, excluding depreciation	980	1,051	2,673	1,921
Depreciation	568	766	1,331	1,242
Profit participation	—	—	2,538	—
Gain on sales of assets	—	—	(1,115)	—
Operating income (loss)	$484	$549	$(904)	$1,392
Operating income (loss) from the Leasing Operations segment totaled $0.5 million in second-quarter 2017 and $(0.9) million for the first six months of 2017, compared to $0.5 million in second-quarter 2016 and $1.4 million for the first six months of 2016. The first six months of 2017 included a $2.5 million profit participation charge associated with our sale of The Oaks at Lakeway partly offset by a $1.1 million gain on the sale of our bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek (see "Business Strategy").

Rental Revenue. Rental revenue for 2017 primarily includes revenue from office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village, the Santal multi-family project and The Oaks at Lakeway prior to its sale in February 2017. Rental revenue for 2016 included revenue from The Oaks at Lakeway, office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village and the Santal multi-family project. The decrease in rental revenue in the 2017 periods primarily reflects the sale of The Oaks at Lakeway, partially offset by an increase in revenue from the Santal multi-family project.
Rental Cost of Sales and Depreciation. Rental operating costs totaled $1.0 million for second-quarter 2017 and $2.7 million for the first six months of 2017, compared with $1.1 million for second-quarter 2016 and $1.9 million for the first six months of 2016. Depreciation expense totaled $0.6 million in second-quarter 2017 and $1.3 million for the first six months of 2017, compared with $0.8 million in second-quarter 2016 and $1.2 million for the first six months of 2016. Rental cost of sales and depreciation expense decreased in second-quarter 2017, compared with second-quarter 2016, as a result of the sale of The Oaks at Lakeway, partly offset by increased costs related to the Santal multi-family project. Rental cost of sales and depreciation expense increased in the first six months of 2017, compared with the first six months of 2016, as a result of increased costs related to the Santal multi-family project and West Killeen Market.
Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hotel revenue	$9,847	$10,729	$20,252	$21,393
Hotel cost of sales, excluding depreciation	7,456	7,719	14,645	15,429
Depreciation	789	851	1,768	1,697
Operating income	$1,602	$2,159	$3,839	$4,267
Operating income from the Hotel segment decreased in the 2017 periods, compared with the 2016 periods, primarily as a result of increased competition.
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues decreased in second-quarter 2017, primarily because of increased competition from several newly completed hotels in the downtown Austin area. Hotel revenues decreased during the first six months of 2017 primarily as a result of lower banquet and catering revenue, and increased competition from several newly completed hotels in the downtown Austin area. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $263 for second-quarter 2017 and $281 for the the first six months of 2017, compared with $285 for second-quarter 2016 and $283 for the first six months of 2016.
Hotel Cost of Sales. Hotel operating costs (excluding depreciation) were $7.5 million in second-quarter 2017 and $14.6 million for the the first six months of 2017, compared with $7.7 million in second-quarter 2016 and $15.4 million for the first six months of 2016. Lower costs in the 2017 periods were primarily because of lower food and beverage costs.
Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Entertainment revenue	$5,917	$4,954	$11,862	$9,130
Entertainment cost of sales, excluding depreciation	4,449	3,927	8,957	7,032
Depreciation	377	371	753	706
Operating income	$1,091	$656	$2,152	$1,392
Operating income for the Entertainment segment increased in the 2017 periods, compared with the 2016 periods, primarily as a result of an increase in the number of events hosted and higher ticket sales. Entertainment segment revenue and cost of sales will vary from period to period as a result of factors such as the price of tickets and the number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
ACL Live
Events:
Events hosted	60	59	117	110
Estimated attendance	75,277	58,705	146,839	113,056
Ancillary net revenue per attendee	$44.52	$46.06	$42.26	$51.09
Ticketing:
Number of tickets sold	51,476	42,392	95,954	75,972
Gross value of tickets sold (in thousands)	$3,076	$2,669	$6,146	$4,045

3TEN ACL Live
Events:
Events hosted	60	38	120	45
Estimated attendance	11,079	6,545	21,658	8,595
Ancillary net revenue per attendee	$32.20	$30.48	$44.61	$40.37
Ticketing:
Number of tickets sold	6,157	4,172	10,570	4,172
Gross value of tickets sold (in thousands)	$125	$87	$213	$87
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. The increase in Entertainment revenue in the 2017 periods, compared with the 2016 periods, primarily reflects an increase in the number of events hosted and higher ticket sales at ACL Live and 3TEN ACL Live.
Entertainment Cost of Sales. Entertainment operating costs (excluding depreciation) totaled $4.4 million for second-quarter 2017 and $9.0 million for the first six months of 2017, compared with $3.9 million for second-quarter 2016 and $7.0 million for the first six months of 2016. The increase in Entertainment costs in the 2017 periods, compared with the 2016 periods, primarily reflects an increase in the number of events hosted.
Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $2.8 million for second-quarter 2017 and $6.2 million for the first six months of 2017, compared with $4.1 million for second-quarter 2016 and $7.2 million for the first six months of 2016. Costs were lower for the 2017 periods, compared with the 2016 periods, primarily because of higher legal and consulting fees associated with Stratus' successful proxy contest in 2016. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest expense (before capitalized interest) was $2.9 million for second-quarter 2017 and $6.3 million for the first six months of 2017, compared with $3.9 million for second-quarter 2016 and $7.6 million for the first six months of 2016, primarily reflecting lower average debt in the 2017 periods.
Capitalized interest totaled $1.4 million for second-quarter 2017 and $2.8 million for the first six months of 2017, compared with $1.6 million for second-quarter 2016 and $3.3 million for the first six months of 2016, and is primarily related to development activities at Barton Creek in 2017, and Barton Creek and The Oaks at Lakeway in 2016.
(Loss) Gain on Interest Rate Derivative Instruments. We recorded losses of $4 thousand for second-quarter 2017 and $0.1 million for the first six months of 2017, compared with a gain of $0.1 million for second-quarter 2016 and a loss of $0.5 million for the first six months of 2016, associated with changes in the fair values of our interest rate derivative instruments.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million for the first six months of 2017 associated with the repayment of The Oaks at Lakeway loan and $0.8 million for the first six months of 2016 associated with the repayment of the Bank of America loan with the proceeds from the Goldman Sachs loan.
Benefit from Income Taxes. We recorded a benefit from income taxes of $0.3 million for second-quarter 2017 and $1.6 million for the first six months of 2017, compared with $1.3 million for second-quarter 2016 and $2.3 million for the first six months of 2016. Both the 2017 and 2016 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 35 percent is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $30.0 million at June 30, 2017, and $17.2 million at December 31, 2016. The increase in deferred tax assets of $12.8 million in 2017 is primarily associated with the gain on the sale of The Oaks at Lakeway, which is taxable but was deferred under U.S. Generally Accepted Accounting Principles. Our income tax benefit for the first six months of 2017 includes current income tax expense of $11.0 million offset by a deferred tax benefit of $12.6 million.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Six Months Ended June 30, 2017 and 2016
Operating Activities. Cash used in operating activities totaled $13.7 million during the first six months of 2017, compared with $10.3 million during the first six months of 2016. Expenditures for purchases and development of real estate properties totaled $8.0 million during the first six months of 2017, primarily related to development of our Barton Creek properties and Lantana Place, and $7.6 million during the first six months of 2016, primarily related to the development of our Barton Creek properties. The first six months of 2017 included MUD reimbursements of $2.2 million, compared with no reimbursements for the first six months of 2016. The increase in deferred income taxes for the first six months of 2017, compared to the first six months of 2016, primarily relates to the closing of the sale of The Oaks at Lakeway in February 2017, and is partly offset by a related increase in current tax liabilities (included in accounts payable, accrued liabilities and other). During the first six months of 2017, we also paid $2.2 million of the $2.5 million in profit participation due to HEB as a result of the sale of The Oaks at Lakeway.
Approximately $29.5 million has been reimbursed or is eligible for reimbursement by MUDs for infrastructure costs incurred in our development of Section N in Barton Creek. As of June 30, 2017, we have received $17.8 million from MUDs for reimbursement of some of these costs, including $1.6 million of the $2.2 million total MUD reimbursements received in first-quarter 2017. We expect to receive the remaining $11.7 million in MUD reimbursements in future periods.
Our Magnolia, Texas, mixed-use development project continues to move forward. We are working with the City of Magnolia and the State of Texas to create a MUD, which will provide an opportunity to recoup our road and utility infrastructure costs for this project. We anticipate completing the MUD creation process by the end of 2017 and expect to begin construction in 2018.
Investing Activities. Cash provided by (used in) investing activities totaled $111.2 million during the first six months of 2017, compared with $(22.5) million during the first six months of 2016. The first six months of 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. Capital expenditures totaled $5.1 million during the first six months of 2017, primarily related to development of the West Killeen Market, and $22.4 million during the first six months of 2016, primarily related to development of the Santal multi-family and The Oaks at Lakeway projects.
In the first six months of 2017, Stratus also made payments totaling $0.9 million under its master lease obligations associated with the sale of The Oaks at Lakeway.
Financing Activities. Cash (used in) provided by financing activities totaled $(96.3) million during the first six months of 2017, compared with $26.2 million during the first six months of 2016. During the first six months of 2017, net repayments on the Comerica Bank credit facility totaled $31.6 million, compared with net borrowings of $8.9 million for the first six months of 2016. Net repayments on other project and term loans totaled $56.0 million for the first six months of 2017, primarily for The Oaks at Lakeway term loan, compared with net borrowings of $18.5 million for the first six months of 2016, primarily associated with the Santal multi-family and The Oaks at Lakeway projects. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at June 30, 2017.
On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share, which was paid on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the board’s consideration of the results of the recent sale of The Oaks at Lakeway.
Credit Facility and Other Financing Arrangements
At June 30, 2017, we had total debt based on the principal amounts outstanding of $205.8 million, compared with $293.3 million at December 31, 2016. The principal amounts of our debt at June 30, 2017, consisted of the following:

•	$147.3 million under the Goldman Sachs loan.

•
$15.0 million under the $52.5 million Comerica Bank credit facility, which is comprised of a $45.0 million revolving line of credit, $30.0 million of which was available at June 30, 2017, and a $7.5 million letters of credit tranche, against which $5.7 million was committed and $1.8 million was available at June 30, 2017.

•	$32.1 million under the construction loan to fund the development and construction of the first phase of a multi-family development in Section N of Barton Creek (the Santal construction loan).

•	$4.4 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$3.5 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•	$3.5 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

•	No amounts have been drawn under the construction loan with Southside Bank to finance the development and construction of the initial phase of Lantana Place.
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
See Note 7 in our 2016 Form 10-K and Note 5 for further discussion of our outstanding debt.
The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2017 (in thousands):

	2017		2018		2019	2020	2021	Thereafter	Total
Goldman Sachs loan	$1,062		$2,215		$2,342	$2,477	$2,618	$136,600	$147,314
Santal construction loan	—		32,130	[b]	—	—	—	—	32,130
Comerica Bank credit facility	14,972	[a]	—		—	—	—	—	14,972
Amarra Villas credit facility	—		—		4,406	—	—	—	4,406
West Killeen Market construction loan	—		—		—	—	—	3,522	3,522
Barton Creek Village term loan	48		100		104	108	113	2,999	3,472
Total	$16,082		$34,445		$6,852	$2,585	$2,731	$143,121	$205,816

a.	Matures November 30, 2017 (see Note 9).

b.	Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

We expect to repay, extend or refinance our near-term debt maturities in the normal course of business and believe we have the ability to do so.
CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2016, other than changes to our debt obligations described above and the master lease obligations entered into in conjunction with the sale of The Oaks at Lakeway, which are expected to average $170 thousand per month and will decline over time until leasing is complete and all leases are assigned to the purchaser (see Note 3). Refer to Part II, Items 7. and 7A. in our 2016 Form 10-K, for further information regarding our contractual obligations.
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
CAUTIONARY STATEMENT
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding the implementation and potential results of our active development plan, and projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, commercial leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, possible joint venture or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements. Under our Comerica Bank credit facility, we are not permitted to pay dividends on common stock without Comerica Bank’s prior written consent, which was obtained in connection with the March 2017 special dividend, but not required to be granted by Comerica Bank in the future. The declaration of dividends is at the discretion of our Board, subject to restrictions under our Comerica Bank credit facility, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.
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

At June 30, 2017, $55.0 million of the $205.8 million principal amount of debt outstanding bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $0.6 million.

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

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information.

On August 3, 2017, Stratus’ Board of Directors (Board) adopted the Second Amended and Restated By-laws (the By-laws). The second amendment and restatement of the By-laws was effective immediately and primarily modified certain provisions to more closely align the By-Laws with the requirements of the Delaware General Corporation Law (DGCL) and current market practices, and to make other ministerial, clarifying and conforming changes, as described below:

•	Remove the name and address of the registered agent and registered office as such is not required by the Delaware General Corporation Law (DGCL) to be specified in the By-laws (Article II, Section 1);

•	Permit electronic transmission of proxies as permissible under DGCL §212 (Article IV, Section 4);

•
Permit director resignation by electronic transmission, and to allow a resignation to specify a later effective date or an effective date determined upon the happening of a future event or events as permissible under DGCL §141(b) (Article V, Section 5);

•
Permit unanimous written consent of the Board by electronic transmission, and to allow a consent to be effective at a future time no later than 60 days after such instruction is given as permissible under DGCL §141(f) (Article VIII, Section 4); and

•	Permit notices and waivers by electronic transmission as permissible under DGCL §229 and §232 (Article XXII).

The foregoing summary of the terms of the By-laws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the full text of the By-laws, which are filed as Exhibit 3.1 to this Form 10-Q and incorporated by reference herein.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2013, our Board approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in the second quarter and first six months of 2017. As of June 30, 2017, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

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

STRATUS PROPERTIES INC.

By: /s/ Erin D. Pickens
----------------------------------------
Erin D. Pickens
Senior Vice President and
Chief Financial Officer
(authorized signatory and
Principal Financial Officer)

Date: August 9, 2017

S-1

STRATUS PROPERTIES INC.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.	X

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.3
Board Representation of Standstill Agreement dated as of January 1, 2017, by and among Stratus Properties Inc., Oasis Management Company Ltd., Oasis Investments II Master Fund Ltd., and Oasis Capital Partners (Texas) Inc.
			8-K	001-37716	1/11/2017

10.1
Seventh Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., The Villas at Amarra Drive, L.L.C., and Comerica Bank, dated as of August 3, 2017.
X

10.2	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.3	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		8-K	001-37716	5/3/2017

10.4*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

E-1

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

E-2