Form 10-Q
period 2017-09-30
STRATUS PROPERTIES INC
filed 2017-11-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
On October 31, 2017, there were issued and outstanding 8,133,502 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$16,152	$13,597
Restricted cash	23,751	11,892
Real estate held for sale	18,212	21,236
Real estate under development	113,408	111,373
Land available for development	14,791	19,153
Real estate held for investment, net	189,365	239,719
Deferred tax assets	18,630	17,223
Other assets	16,155	17,982
Total assets	$410,464	$452,175

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$15,422	$6,734
Accrued liabilities, including taxes	10,898	13,240
Debt	227,856	291,102
Deferred gain	11,863	—
Other liabilities	10,377	10,073
Total liabilities	276,416	321,149

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	92
Capital in excess of par value of common stock	185,184	192,762
Accumulated deficit	(30,255)	(41,143)
Common stock held in treasury	(21,057)	(20,760)
Total stockholders’ equity	133,965	130,951
Noncontrolling interests in subsidiaries	83	75
Total equity	134,048	131,026
Total liabilities and equity	$410,464	$452,175

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Real estate operations	$2,923	$6,155	$9,108	$9,858
Leasing operations	1,923	2,567	6,015	6,761
Hotel	7,738	8,268	27,817	29,501
Entertainment	4,638	4,190	16,375	13,236
Total revenues	17,222	21,180	59,315	59,356
Cost of sales:
Real estate operations	2,204	4,075	8,048	8,173
Leasing operations	1,091	1,390	3,749	3,295
Hotel	6,676	6,891	21,277	22,248
Entertainment	3,666	3,713	12,298	10,532
Depreciation	2,031	2,189	5,928	5,854
Total cost of sales	15,668	18,258	51,300	50,102
General and administrative expenses	2,220	2,497	8,462	9,718
Profit participation in sale of The Oaks at Lakeway	—	—	2,538	—
Gain on sales of assets	(24,306)	—	(25,421)	—
Total	(6,418)	20,755	36,879	59,820
Operating income (loss)	23,640	425	22,436	(464)
Interest expense, net	(1,577)	(2,579)	(5,060)	(6,894)
Gain (loss) on interest rate derivative instruments	54	174	136	(301)
Loss on early extinguishment of debt	—	—	(532)	(837)
Other income, net	6	6	24	14
Income (loss) before income taxes and equity in unconsolidated affiliates' (loss) income	22,123	(1,974)	17,004	(8,482)
Equity in unconsolidated affiliates' (loss) income	(5)	(3)	(24)	70
(Provision for) benefit from income taxes	(7,810)	318	(6,227)	2,587
Net income (loss) and total comprehensive income (loss)	14,308	(1,659)	10,753	(5,825)
Total comprehensive income attributable to noncontrolling interests in subsidiaries	—	—	(8)	—
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$14,308	$(1,659)	$10,745	$(5,825)

Basic net income (loss) per share attributable to common stockholders	$1.76	$(0.20)	$1.32	$(0.72)
Diluted net income (loss) per share attributable to common stockholders	$1.75	$(0.20)	$1.32	$(0.72)

Weighted average common shares outstanding:
Basic	8,128	8,094	8,119	8,086
Diluted	8,172	8,094	8,169	8,086

Dividends declared per share of common stock	$—	$—	$1.00	$—

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flow from operating activities:
Net income (loss)	$10,753	$(5,825)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	5,923	5,854
Cost of real estate sold	5,086	4,546
Gain on sale of assets	(25,421)	—
(Gain) loss on interest rate derivative contracts	(136)	301
Loss on early extinguishment of debt	532	837
Debt issuance cost amortization and stock-based compensation	1,227	1,233
Equity in unconsolidated affiliates' loss (income)	24	(70)
Deposits	(145)	1,054
Deferred income taxes	(1,264)	(12,827)
Purchases and development of real estate properties	(11,196)	(10,919)
Municipal utility district reimbursement	2,172	12,302
Increase in other assets	(392)	(2,675)
(Decrease) increase in accounts payable, accrued liabilities and other	(320)	7,071
Net cash (used in) provided by operating activities	(13,157)	882

Cash flow from investing activities:
Capital expenditures	(14,363)	(24,820)
Proceeds from sale of assets	117,261	—
Payments on master lease obligations	(1,653)	—
Site development escrow deposit and other, net	(11,676)	(19)
Net cash provided by (used in) investing activities	89,569	(24,839)

Cash flow from financing activities:
Borrowings from credit facility	45,200	24,000
Payments on credit facility	(53,651)	(19,120)
Borrowings from project loans	8,725	174,342
Payments on project and term loans	(64,228)	(154,584)
Cash dividend paid	(8,133)	—
Stock-based awards net payments	(234)	(146)
Financing costs	(1,536)	(1,331)
Net cash (used in) provided by financing activities	(73,857)	23,161
Net increase (decrease) in cash and cash equivalents	2,555	(796)
Cash and cash equivalents at beginning of year	13,597	17,036
Cash and cash equivalents at end of period	$16,152	$16,240

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend	—	—	(8,221)	—	—	—	(8,221)	—	(8,221)
Exercised and issued stock-based awards	47	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	581	—	—	—	581	—	581
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive income	—	—	—	10,745	—	—	10,745	8	10,753
Balance at September 30, 2017	9,250	$93	$185,184	$(30,255)	1,117	$(21,057)	$133,965	$83	$134,048

Balance at December 31, 2015	9,160	$91	$192,122	$(35,144)	1,093	$(20,470)	$136,599	$75	$136,674
Exercised and issued stock-based awards	43	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	—	523	—	—	—	523	—	523
Tax benefit for stock-based awards	—	—	144	—	—	—	144	—	144
Tender of shares for stock-based awards	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(5,825)	—	—	(5,825)	—	(5,825)
Balance at September 30, 2016	9,203	$92	$192,788	$(40,969)	1,105	$(20,760)	$131,151	$75	$131,226

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2016 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for the deferred gain on the sale of The Oaks at Lakeway, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

2.	EARNINGS PER SHARE
Stratus’ basic net income (loss) per share of common stock was calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts) follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$14,308	$(1,659)	$10,753	$(5,825)
Net income attributable to noncontrolling interests in subsidiaries	—	—	(8)	—
Net income (loss) attributable to Stratus common stockholders	$14,308	$(1,659)	$10,745	$(5,825)

Basic weighted-average shares of common stock outstanding	8,128	8,094	8,119	8,086

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	44	—	50	—

Diluted weighted-average shares of common stock outstanding	8,172	8,094	8,169	8,086

Diluted net income (loss) per share attributable to common stockholders	$1.75	$(0.20)	$1.32	$(0.72)

a.
Excludes approximately 30 thousand shares of common stock for third-quarter 2017, 23 thousand shares for the first nine months of 2017, and 124 thousand shares for both the third-quarter 2016 and first nine months of 2016 associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock and RSUs that were antidilutive.

3.	DISPOSITIONS
The Oaks at Lakeway. On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway construction loan (see Note 5). Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus' master lease payment obligations. Stratus' master lease payment obligation, which currently approximates $180 thousand per month, is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

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

The gain on sale of $39.7 million was deferred as a result of Stratus’ continuing involvement under the master lease agreements with the purchaser. The hotel pad was leased to a hotel operator under a ground lease at the date of sale. However, the hotel tenant had not commenced rent payments under the ground lease or construction of its building. At the date of the sale, primarily because of the uncertainty related to the hotel tenant’s performance under its ground lease, Stratus' estimated maximum probable exposure to loss using a probability-weighted assessment of future lease payments based on the master lease agreements exceeded the gain on sale. The rent payments under the master lease agreements represent continuing support obligations and are recorded as a reduction of the deferred gain.

The rent payments related to the 99-year hotel pad master lease represent the greatest exposure to loss. In May, the hotel tenant began paying rent and, in August, obtained construction financing and commenced construction of its building. The achievement of these milestones significantly reduced Stratus' probability weighted estimated maximum exposure to loss and, in third-quarter 2017, $24.3 million of the deferred gain was recognized based on the performance of services method. The following table summarizes changes to the deferred gain during the first nine months of 2017 (in thousands):

Balance as of February 15, 2017	$39,677
Master lease payments	(1,653)
Revisions to costs to complete	(1,855)
Gain recognized	(24,306)
Balance as of September 30, 2017	$11,863

The remaining deferred gain, as reduced by future master lease payments, will be recognized in future periods under the performance of services method, when Stratus’ continuing involvement ends or substantially all of the risks and rewards of ownership have transferred to the buyer and Stratus' remaining probability weighted estimated maximum exposure to loss under the master lease agreements is less than the deferred gain.

Upon the sale of The Oaks at Lakeway, HEB Grocery Company, L.P. (HEB) earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the Consolidated Statements of Comprehensive Income (Loss).

Other. On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building and an adjacent 4.1 acre undeveloped tract of land in Barton Creek, for $3.1 million. Stratus recorded a gain on the sale of $1.1 million and paid $2.1 million on the Barton Creek Village term loan (see Note 5).

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$227,856	$229,865	$291,102	$293,620
Interest rate swap agreement	291	291	427	427

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. The interest rate swap does not qualify for hedge accounting and changes in its fair value are recorded in the Consolidated Statements of Comprehensive Income (Loss). Stratus evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

5.	DEBT AND EQUITY
Debt. The components of Stratus' debt are as follows (in thousands):

	September 30, 2017	December 31, 2016
Goldman Sachs loan	$145,669	$147,025
Lakeway construction loan	—	57,912
Santal Phase I construction loan	32,095	30,286
Comerica Bank credit facility	38,095	46,547
Amarra Villas credit facility	5,012	3,777
Barton Creek Village term loan	3,397	5,555
West Killeen Market construction loan	3,588	—
Total debt[a]	$227,856	$291,102

a.	Includes net reductions for unamortized debt issuance costs of $1.5 million at September 30, 2017, and $2.2 million at December 31, 2016.

In February 2017, Stratus repaid the Lakeway construction loan with proceeds from the sale of The Oaks at Lakeway and paid $2.1 million on the Barton Creek Village term loan (see Note 3). As of September 30, 2017, Stratus had $6.9 million available under its $45.0 million revolving loan under its Comerica Bank credit facility.

On April 28, 2017, Lantana Place, LLC., a wholly owned subsidiary of Stratus, entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place, a 320,000-square-foot, mixed-use development project in southwest Austin. Construction of the first phase of Lantana Place began in June 2017. No amounts were drawn on the Lantana Place construction loan as of September 30, 2017. Interest is variable at the one-month London Interbank Offered Rate (LIBOR) plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only will be due and payable monthly, through November 1, 2020. The principal balance outstanding after November 1, 2020, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before April 28, 2023, and can be prepaid without penalty. Outstanding amounts will be secured by the Lantana Place project and all subsequent improvements, including all leases and rents associated with the development. The agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 at all times beginning on December 31, 2019. Stratus will guarantee outstanding amounts under the loan until the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

On August 3, 2017, Stratus extended the maturity of its credit facility with Comerica Bank by three months to November 30, 2017. On November 7, 2017, Stratus further extended the maturity of its credit facility by one year to November 30, 2018 (see Note 10).

On September 1, 2017, College Station 1892 Properties, L.L.C. (1892 Properties), a wholly owned subsidiary of Stratus, entered into a $36.8 million construction loan with Southside Bank (the Jones Crossing construction loan) to finance construction of Phases 1 and 2, the retail component, of Stratus' Jones Crossing project, a new HEB-anchored, mixed use development in College Station, Texas. Construction of the initial two phases of the Jones Crossing project began in September 2017, and the HEB grocery store is expected to open in mid-2018. No amounts were drawn on the Jones Crossing construction loan as of September 30, 2017. Interest is variable at the one-month LIBOR plus 3.75 percent, subject to a minimum interest rate of 4.0 percent. Beginning on October 1, 2017, payments of interest will be due and payable monthly, through March 1, 2021. The principal balance of the loan outstanding after March 1, 2021, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before September 1, 2023. The loan is secured by the Jones Crossing project and all subsequent improvements, including all leases and rents associated with the development as well as related permits and other entitlements. The loan agreement and related documents contain affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 at all times beginning on March 31, 2020. Stratus will guarantee outstanding amounts under the loan until Phases 1 and 2 of the Jones Crossing development are completed and the development is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of any fiscal quarter.

On September 11, 2017, Santal I, L.L.C. (Santal), a wholly owned subsidiary of Stratus, entered into an amended and restated construction loan agreement with Comerica Bank. The amended agreement increases the original commitment amount of $34.1 million to $59.2 million, which includes $32.8 million for Santal Phase I and an additional $26.4 million for the construction of Santal Phase II. Santal Phase II is a 212-unit garden style, multi-family development located adjacent to Santal Phase I. Both the Santal Phase I and the Santal Phase II loans have a maturity date of September 11, 2020. As of September 30, 2017, a total of $32.1 million was drawn on the Santal Phase I loan and no amounts were drawn on the Santal Phase II loan. The interest rate applicable to the Santal Phase I loan is a LIBOR-based rate plus 2.5 percent per annum. The interest rate applicable to the Santal Phase II loan is a LIBOR-based rate plus 3.0 percent per annum. Payments of interest on each loan are due and payable monthly, through September 11, 2020. Outstanding amounts will be secured by Santal Phase I and Santal Phase II and all subsequent improvements, including all leases and rents associated with the developments as well as related permits and other entitlements related to Santal Phase I and Santal Phase II. The construction loan agreements and related documents contain affirmative and negative covenants usual and customary for loan agreements of this nature. Santal may extend the maturity of the loan for up to two additional 12-month periods subject to satisfaction of certain conditions, including a debt service coverage ratio of at least 1.10 to 1.00 on the date immediately preceding the commencement of the first extension period and 1.20 to 1.00 on the date immediately preceding the commencement of the second extension period.

For a description of Stratus' outstanding loans, refer to Note 7 in the Stratus 2016 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.1 million in third-quarter 2017, $4.1 million in third-quarter 2016, $9.3 million for the first nine months of 2017 and $11.7 million for the first nine months of 2016. Stratus' capitalized interest costs totaled $1.5 million in third-quarter 2017, $1.5 million in third-quarter 2016, $4.3 million for the first nine months of 2017 and $4.8 million for the first nine months of 2016, primarily related to development activities at Barton Creek in 2017, and at Barton Creek and The Oaks at Lakeway in 2016.

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

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $18.6 million at September 30, 2017, and $17.2 million at December 31, 2016. Stratus’ income tax expense for the first nine months of 2017 includes current income tax expense of $7.5 million partly offset by a deferred tax benefit of $1.3 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first nine months of 2017 and the first nine months of 2016, and the U.S. Federal statutory income tax rate of 35 percent, was primarily attributable to the Texas state margin tax.

7.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, including Santal Phase II, the Circle C community, Lantana Place and the condominium units at the W Austin Hotel & Residences); in Lakeway, Texas located in the greater Austin area (Lakeway); in College Station, Texas (Jones Crossing); and in Magnolia, Texas, located in the greater Houston area (Magnolia).

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, a retail building in Barton Creek Village, Santal Phase I and the West Killeen Market in Killeen, Texas.

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

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended September 30, 2017:
Revenues:
Unaffiliated customers	$2,923	$1,923		$7,738	$4,638	$—	$17,222
Intersegment	115	222		57	17	(411)	—
Cost of sales, excluding depreciation	2,204	1,100		6,678	3,799	(144)	13,637
Depreciation	57	739		886	384	(35)	2,031
General and administrative expenses	—	—		—	—	2,220	2,220
Gain on sales of assets	—	(24,306)	[c]	—	—	—	(24,306)
Operating income (loss)	$777	$24,612		$231	$472	$(2,452)	$23,640
Capital expenditures[d]	$3,222	$9,066		$15	$182	$—	$12,485
Total assets at September 30, 2017	183,643	71,041		103,560	36,888	15,332	410,464

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended September 30, 2016:
Revenues:
Unaffiliated customers	$6,155	$2,567	$8,268	$4,190	$—	$21,180
Intersegment	8	203	60	6	(277)	—
Cost of sales, excluding depreciation	4,076	1,398	6,893	3,837	(135)	16,069
Depreciation	55	920	873	378	(37)	2,189
General and administrative expenses	—	—	—	—	2,497	2,497
Operating income (loss)	$2,032	$452	$562	$(19)	$(2,602)	$425
Capital expenditures[d]	$3,290	$2,385	$16	$(16)	$—	$5,675
Total assets at September 30, 2016	171,465	119,968	104,674	38,240	23,502	457,849

Nine Months Ended September 30, 2017:
Revenues:
Unaffiliated customers	$9,108	$6,015		$27,817	$16,375	$—	$59,315
Intersegment	136	653		230	142	(1,161)	—
Cost of sales, excluding depreciation	8,048	3,773		21,323	12,756	(528)	45,372
Depreciation	171	2,070		2,654	1,137	(104)	5,928
General and administrative expenses	—	—		—	—	8,462	8,462
Profit participation	—	2,538		—	—	—	2,538
Gain on sales of assets	—	(25,421)	[c]	—	—	—	(25,421)
Operating income (loss)	$1,025	$23,708		$4,070	$2,624	$(8,991)	$22,436
Capital expenditures[d]	$11,196	$13,845		$273	$245	$—	$25,559

Nine Months Ended September 30, 2016:
Revenues:
Unaffiliated customers	$9,858	$6,761	$29,501	$13,236	$—	$59,356
Intersegment	24	564	220	90	(898)	—
Cost of sales, excluding depreciation	8,174	3,319	22,322	10,869	(436)	44,248
Depreciation	169	2,162	2,570	1,084	(131)	5,854
General and administrative expenses	—	—	—	—	9,718	9,718
Operating income (loss)	$1,539	$1,844	$4,829	$1,373	$(10,049)	$(464)
Capital expenditures[d]	$10,919	$24,280	$277	$263	$—	$35,739

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Includes $24.3 million associated with recognition of a portion of the deferred gain on the sale of The Oaks at Lakeway (see Note 3 for further discussion).

d.	Also includes purchases and development of residential real estate held for sale.

8.	NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) that provides a single comprehensive revenue recognition model, which will replace most existing revenue recognition guidance, and also requires expanded disclosures. The core principle of the model is that revenue is recognized when control of goods or services has been transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. Stratus will adopt this ASU January 1, 2018. Stratus currently expects the largest impact of the adoption of this ASU to be related to the gain on the sale of The Oaks at Lakeway. Stratus continues to review the impact of the new guidance on its financial reporting and disclosures.
In March 2016, FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. Stratus adopted this ASU on January 1, 2017, on a modified retrospective basis and recorded a cumulative effect adjustment of $143 thousand to its 2017 opening accumulated deficit balance.

9.	COMMITMENTS AND CONTINGENCIES
Operating Leases. In August 2017, a wholly owned subsidiary of Stratus finalized a 99-year ground lease agreement for the Jones Crossing project (see Note 5). The annual contractual payments under this noncancelable long-term operating lease total $39 thousand in 2017, $155 thousand for 2018, $233 thousand for 2019, $295 thousand for 2020, $419 thousand for the 2021 period and $111.5 million thereafter.

10.	SUBSEQUENT EVENTS
On November 7, 2017, Stratus’ credit facility with Comerica Bank was amended to extend the maturity date by one year to November 30, 2018, and to eliminate the minimum interest rate of 6 percent so that the interest rate applicable to amounts borrowed under each tranche is equal to an annual rate of LIBOR plus 4.0 percent. Stratus is continuing to negotiate a modification and a longer-term extension of the credit facility with Comerica Bank.

Stratus evaluated events after September 30, 2017, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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
Acreage under development and undeveloped as of September 30, 2017, that comprise our real estate development operations are presented in the following table.

	Under Development				Undeveloped
	Single Family	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	47	—	51	512	289	394	1,195	1,246
Circle C	—	—	—	—	—	36	216	252	252
Lantana	—	—	11	11	—	—	44	44	55
W Austin Residences	—	—	—	—	—	—	—	—	—
Other		—	—	—	7	—	—	7	7
Lakeway[a]	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing		—	72	72	—	—	—	—	72
San Antonio:
Camino Real	—	—	—	—	—	—	2	2	2
Total	4	47	83	134	554	325	780	1,659	1,793

a.	On February 15, 2017, we sold The Oaks at Lakeway, which included 52 acres of land under development at December 31, 2016, but we retained 34.7 acres of undeveloped land adjacent to the project.

In third-quarter 2017, our revenues totaled $17.2 million and our net income attributable to common stockholders totaled $14.3 million, compared with revenues of $21.2 million and a net loss attributable to common stockholders of $1.7 million for third-quarter 2016. For the first nine months of 2017, our revenues totaled $59.3 million and our net income attributable to common stockholders totaled $10.7 million, compared with revenues of $59.4 million and a net loss attributable to common stockholders of $5.8 million for the first nine months of 2016.
The decrease in revenues for the 2017 periods primarily reflects lower developed property sales and decreased revenues from the Hotel segment, partly offset by an increase in revenues from the Entertainment segment. The results for third-quarter 2017 and the first nine months of 2017 include a gain on the sale of assets totaling $24.3 million ($15.7 million to net income attributable to common stockholders) associated with recognition of a portion of the deferred gain on the sale of The Oaks at Lakeway (see Note 3). The results for the first nine months of 2017 also include a $1.1 million gain on sales of assets ($0.7 million to net income attributable to common stockholders) associated with a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek (see Note 3), a charge of $2.5 million ($1.6 million to net income attributable to common stockholders) for profit participation costs and a loss of $0.5 million ($0.3 million to net income attributable to common stockholders) on early extinguishment of debt, both related to our sale of The Oaks at Lakeway. The results for the first nine months of 2016 include a loss on early extinguishment of debt totaling $0.8 million ($0.5 million to net loss attributable to common stockholders) associated with the refinancing of the W Austin Hotel & Residences and a $0.3 million loss ($0.2 million to net loss attributable to common stockholders) related to interest rate derivative instruments.
We used the proceeds from the sale of The Oaks at Lakeway to repay the Lakeway construction loan and our outstanding balances under the Comerica Bank credit facility. A portion of the proceeds from the sale of the Barton Creek property was used to repay a portion of the Barton Creek term loan (see "Development Activities - Commercial" and Note 3 for further discussion).
At September 30, 2017, we had total debt of $227.9 million and total cash and cash equivalents of $16.2 million, compared with total debt of $291.1 million and cash and cash equivalents of $13.6 million at December 31, 2016. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See "Capital Resources and Liquidity" below regarding debt repayments and “Risk Factors” included in Part 1, Item 1A. of our 2016 Form 10-K for further discussion.
BUSINESS STRATEGY

Our strategy has been to manage our diverse asset base of residential, commercial, hotel and entertainment real estate located in the premier Austin, Texas market and in other select, fast-growing Texas markets. We enhance the value of our residential, multi-family and commercial properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. Our hotel and ACL Live venue, which are central to Austin’s world renowned, vibrant music scene, are located in downtown Austin.
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

DEVELOPMENT ACTIVITIES
Residential. As of September 30, 2017, the number of our multi-and single-family residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II	12	—	20	32
Phase III	40	4	150	194
Amarra Villas	—	19	—	19
Section N:
Santal multi-family Phase I	236	—	—	236
Santal multi-family Phase II	—	212	—	212
Other Section N multi-family	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C:
Meridian	2	—	—	2
The St. Mary multi-family	—	—	240	240
Tract 102 multi-family	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences	2	—	—	2
Total Residential Lots/Units	292	235	2,141	2,668

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

Current Activities.
During third-quarter 2017, we sold one Phase II lot at Amarra Drive for $0.6 million, two Phase III lots at Amarra Drive for $1.5 million and three Meridian lots for $0.8 million. We also began construction of four homes on Phase III lots at Amarra Drive during third-quarter 2017, moving four lots from the developed category to under development. During the first nine months of 2017, we sold one Amarra Villa townhome for $2.2 million, one Phase II lot at Amarra Drive for $0.6 million, four Phase III lots at Amarra Drive for $2.8 million and ten Meridian lots for $2.8 million (see "Results of Operations - Real Estate Operations"). As of October 31, 2017, two Phase II lots at Amarra Drive, four Phase III lots at Amarra Drive and the last two lots at Meridian were under contract. Also, as of October 31, 2017, two Amarra Villas townhomes were under contract, both of which are under construction.
As of October 31, 2017, nearly 100 percent of the 236 units at our Santal Phase I multi-family project were leased. On September 11, 2017, we entered into an amended loan agreement that increased the original commitment of $34.1 million to $59.2 million, which includes a $32.8 million loan for Santal Phase I and an additional $26.4 million for construction of Santal Phase II, a 212-unit garden style, multi-family development located adjacent to Santal Phase I (see Note 5). We began construction of Santal Phase II in September 2017.
For further discussion of our multi- and single-family residential properties listed in the table above, see MD&A in our 2016 Form 10-K.

Commercial. As of September 30, 2017, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, and the W Austin Hotel and ACL Live entertainment venue) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
	(in square feet)
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	—	99,663	220,337	320,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	44,000	—	—	44,000
Jones Crossing	—	153,250	104,750	258,000
Total Square Feet	123,009	252,913	3,099,110	3,475,032

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

Current Activities.
In September 2017, we entered into a $36.8 million construction loan to finance the construction of Phases 1 and 2, the retail component, of Stratus' Jones Crossing project, a new HEB Grocery Company, L.P. (HEB)-anchored, mixed use development in College Station, Texas. The Jones Crossing project is expected to total approximately 258,000 square feet of commercial space, including a 106,000 square-foot HEB grocery store. Construction of the retail component of the Jones Crossing project began in September 2017, and the HEB grocery store is expected to open in mid-2018.
As of September 30, 2017, leases for 60 percent of the space at West Killeen Market have been executed and leasing activities for the remaining space continues. Construction at Lantana Place is in progress.
In February 2017, we completed the sale of The Oaks at Lakeway for $114.0 million and we sold the 3,085-square-foot bank building and the adjacent undeveloped 4.1 acre tract of land in Barton Creek for $3.1 million (see Note 3 and "Results of Operations - Leasing Operations").
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
The following table summarizes our results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income (loss):
Real estate operations	$777	$2,032	$1,025	$1,539
Leasing operations	24,612	452	23,708	1,844
Hotel	231	562	4,070	4,829
Entertainment	472	(19)	2,624	1,373
Corporate, eliminations and other	(2,452)	(2,602)	(8,991)	(10,049)
Operating income (loss)	$23,640	$425	$22,436	$(464)
Interest expense, net	$(1,577)	$(2,579)	$(5,060)	$(6,894)
Net income (loss) attributable to common stockholders	$14,308	$(1,659)	$10,745	$(5,825)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 7 for further discussion). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Developed property sales	$2,860	$6,063	$8,436	$9,428
Undeveloped property sales	—	—	544	73
Commissions and other	178	100	264	381
Total revenues	3,038	6,163	9,244	9,882
Cost of sales, including depreciation	2,261	4,131	8,219	8,343
Operating income	$777	$2,032	$1,025	$1,539

Operating income from the Real Estate Operations segment decreased in the 2017 periods, compared to the 2016 periods, primarily as a result of fewer developed property sales.

Developed Property Sales. The following tables summarize our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II	1	$560	$193	—	$—	$—
Phase III	2	1,475	$316	5	3,913	363

Circle C
Meridian	3	825	156	8	2,150	151
Total Residential	6	$2,860		13	$6,063

	Nine Months Ended September 30,
	2017			2016
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II	1	$560	$193	1	$550	$190
Phase III	4	2,840	304	5	3,913	363
Amarra Villas	1	2,193	2,004	—	—	—

Circle C
Meridian	10	2,843	160	18	4,965	155
Total Residential	16	$8,436		24	$9,428

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Real estate cost of sales decreased in third-quarter 2017, compared to third-quarter 2016, primarily as a result of fewer developed property sales. Real estate cost of sales decreased for the first nine months of 2017, compared to the first nine months of 2016, primarily as a result of fewer developed property sales, mostly offset by higher costs associated with the sale of the Amarra Villas townhome.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental revenue	$2,145	$2,770	$6,668	$7,325
Rental cost of sales, excluding depreciation	1,100	1,398	3,773	3,319
Depreciation	739	920	2,070	2,162
Profit participation	—	—	2,538	—
Gain on sales of assets	(24,306)	—	(25,421)	—
Operating income	$24,612	$452	$23,708	$1,844
Operating income from the Leasing Operations segment for the 2017 periods included the recognition of a portion ($24.3 million) of the deferred gain associated with the sale of The Oaks at Lakeway (see Note 3). The first nine months of 2017 also included a $2.5 million profit participation charge associated with our sale of The Oaks at Lakeway, partly offset by a $1.1 million gain on the sale of a 3,085-square-foot bank building and an adjacent 4.1 acre undeveloped tract of land in Barton Creek.
Rental Revenue. Rental revenue for 2017 primarily includes revenue from office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village, Santal Phase I and The Oaks at Lakeway prior to its sale in February 2017. Rental revenue for 2016 included revenue from The Oaks at Lakeway, office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village and Santal Phase I. The decrease in rental revenue in the 2017 periods primarily reflects the sale of The Oaks at Lakeway, partially offset by an increase in revenue from Santal Phase I.
Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in third-quarter 2017, compared with third-quarter 2016, as a result of the sale of The Oaks at Lakeway, partly offset by increased costs related to the Santal multi-family project (Phase I). Rental cost of sales increased in the first nine months of 2017, compared with the first nine months of 2016, as a result of increased costs related to the Santal multi-family and West Killeen Market projects.
Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hotel revenue	$7,795	$8,328	$28,047	$29,721
Hotel cost of sales, excluding depreciation	6,678	6,893	21,323	22,322
Depreciation	886	873	2,654	2,570
Operating income	$231	$562	$4,070	$4,829
Operating income from the Hotel segment decreased in the 2017 periods, compared with the 2016 periods, primarily as a result of increased competition from several newly completed hotels in the downtown Austin area and the impact of weather-related costs and cancellations.
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues decreased in third-quarter 2017, primarily because of one-time costs and cancellations associated with hurricanes Harvey and Irma on previously scheduled bookings and increased competition from several newly completed hotels in the downtown Austin area. Hotel revenues decreased during the first nine months of 2017 primarily as a result of increased competition from several newly completed hotels in the downtown Austin area and lower food and beverage revenue. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $199 for third-quarter 2017 and $253 for the the first nine months of 2017, compared with $227 for third-quarter 2016 and $265 for the first nine months of 2016.
Hotel Cost of Sales. Lower costs for the first nine months of 2017 primarily reflect lower marketing and food and beverage costs.
Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Entertainment revenue	$4,655	$4,196	$16,517	$13,326
Entertainment cost of sales, excluding depreciation	3,799	3,837	12,756	10,869
Depreciation	384	378	1,137	1,084
Operating income (loss)	$472	$(19)	$2,624	$1,373
Operating income for the Entertainment segment increased in third-quarter 2017, compared with third-quarter 2016, primarily as a result of higher ticket sales at ACL Live. Operating income for the Entertainment segment increased for the first nine months of 2017, compared with the first nine months of 2016, primarily as a result of higher ticket sales and an increase in the number of events events hosted at ACL Live. Entertainment segment revenue and cost of sales will vary from period to period as a result of factors such as the price of tickets and the number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
ACL Live
Events:
Events hosted	43	42	160	152
Estimated attendance	61,848	41,763	208,687	154,819
Ancillary net revenue per attendee	$35.95	$41.53	$40.39	$48.51
Ticketing:
Number of tickets sold	56,316	32,464	152,270	108,436
Gross value of tickets sold (in thousands)	$2,995	$1,688	$9,142	$5,733

3TEN ACL Live
Events:
Events hosted	47	55	167	100
Estimated attendance	8,141	8,244	29,799	16,839
Ancillary net revenue per attendee	$21.25	$33.02	$38.23	$36.77
Ticketing:
Number of tickets sold	3,386	3,681	13,956	7,853
Gross value of tickets sold (in thousands)	$89	$72	$302	$159
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. The increase in Entertainment revenue in the 2017 periods, compared with the 2016 periods, primarily reflects higher ticket sales at ACL Live, partially offset by a decrease in revenue associated with private events.
Entertainment Cost of Sales. The change in Entertainment costs in the 2017 periods, compared with the 2016 periods, primarily reflects an increase in the number of events hosted.
Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $2.2 million for third-quarter 2017 and $8.5 million for the first nine months of 2017, compared with $2.5 million for third-quarter 2016 and $9.7 million for the first nine months of 2016. Costs were lower for the 2017 periods, compared with the 2016 periods, primarily because of non-recurring legal and consulting fees in 2016 associated with Stratus' successful proxy contest. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) were $3.1 million for third-quarter 2017 and $9.3 million for the first nine months of 2017, compared with $4.1 million for third-quarter 2016 and $11.7 million for the first nine months of 2016, primarily reflecting lower average debt in the 2017 periods.
Capitalized interest totaled $1.5 million for third-quarter 2017 and $4.3 million for the first nine months of 2017, compared with $1.5 million for third-quarter 2016 and $4.8 million for the first nine months of 2016, and is primarily related to development activities at Barton Creek in 2017, and development activities at Barton Creek and The Oaks at Lakeway in 2016.
Gain (Loss) on Interest Rate Derivative Instruments. We recorded a gain of $54 thousand for third-quarter 2017 and $136 thousand for the first nine months of 2017, compared with a gain of $174 thousand for third-quarter 2016 and a loss of $(301) thousand for the first nine months of 2016, associated with changes in the fair values of our interest rate derivative instruments.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million for the first nine months of 2017 associated with the repayment of The Oaks at Lakeway loan and $0.8 million for the first nine months of 2016 associated with the repayment of the Bank of America loan with the proceeds from the Goldman Sachs loan.
(Provision for) Benefit from Income Taxes. We recorded a provision for income taxes of $(7.8) million for third-quarter 2017 and $(6.2) million for the first nine months of 2017, compared with a benefit from income taxes of $0.3 million for third-quarter 2016 and $2.6 million for the first nine months of 2016. Both the 2017 and 2016 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 35 percent is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $18.6 million at September 30, 2017, and $17.2 million at December 31, 2016. Our income tax expense for the first nine months of 2017 includes current income tax expense of $7.5 million offset by a deferred tax benefit of $1.3 million.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Nine Months Ended September 30, 2017 and 2016
Operating Activities. Cash (used in) provided by operating activities totaled $(13.2) million during the first nine months of 2017, compared with $0.9 million during the first nine months of 2016. Expenditures for purchases and development of real estate properties totaled $11.2 million during the first nine months of 2017 and $10.9 million during the first nine months of 2016, primarily related to development of our Barton Creek properties. The first nine months of 2017 included MUD reimbursements of $2.2 million, compared with reimbursements of $12.3 million for the first nine months of 2016. The decrease in deferred income taxes for the first nine months of 2017, compared to the first nine months of 2016, primarily relates to the recognition of a portion of the deferred gain associated with the sale of The Oaks at Lakeway in February 2017, and is partly offset by a decrease in current tax liabilities (included in accounts payable, accrued liabilities and other). During the first nine months of 2017, we also paid $2.2 million of the $2.5 million in profit participation due to HEB as a result of the sale of The Oaks at Lakeway.
Approximately $30.3 million has been reimbursed or is eligible for reimbursement by MUDs for infrastructure costs incurred in our development of Section N in Barton Creek. As of September 30, 2017, we have received $17.8 million from MUDs for reimbursement of some of these costs, including $1.6 million of the $2.2 million total MUD reimbursements received in first-quarter 2017. We expect to receive the remaining $12.5 million in MUD reimbursements for Section N infrastructure costs in fourth-quarter 2017.
Our Magnolia, Texas, mixed-use development project continues to move forward. We are working with the City of Magnolia and the State of Texas to create a MUD, which will provide an opportunity to recoup a portion of our road and utility infrastructure costs for this project. We anticipate construction to begin in 2018.
Investing Activities. Cash provided by (used in) investing activities totaled $89.6 million during the first nine months of 2017, compared with $(24.8) million during the first nine months of 2016. The first nine months of 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. Capital expenditures totaled $14.4 million during the first nine months of 2017, primarily related to development of the Lantana Place, West Killeen Market and Jones Crossing projects, and $24.8 million during the first nine months of 2016, primarily related to development of Santal Phase I and The Oaks at Lakeway projects.
In the first nine months of 2017, Stratus also made payments totaling $1.7 million under its master lease obligations associated with the sale of The Oaks at Lakeway. The use of cash for site development escrow deposit and other, net during the first nine months of 2017, primarily relates to restricted cash associated with the Jones Crossing project.
Financing Activities. Cash (used in) provided by financing activities totaled $(73.9) million during the first nine months of 2017, compared with $23.2 million during the first nine months of 2016. During the first nine months of

2017, net repayments on the Comerica Bank credit facility totaled $8.5 million, compared with net borrowings of $4.9 million for the first nine months of 2016. Net repayments on other project and term loans totaled $55.5 million for the first nine months of 2017, primarily for The Oaks at Lakeway term loan, compared with net borrowings of $19.8 million for the first nine months of 2016, primarily associated with Santal Phase I and The Oaks at Lakeway projects. See also “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at September 30, 2017.
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
Credit Facility and Other Financing Arrangements
At September 30, 2017, we had total debt based on the principal amounts outstanding of $229.4 million, compared with $293.3 million at December 31, 2016. The principal amounts of our debt outstanding at September 30, 2017, consisted of the following:

•	$146.8 million under the Goldman Sachs loan.

•
$38.1 million under the $52.5 million Comerica Bank credit facility, which is comprised of a $45.0 million revolving line of credit, $6.9 million of which was available at September 30, 2017, and a $7.5 million letters of credit tranche, against which $5.7 million was committed and $1.8 million was available at September 30, 2017.

•	$32.1 million under the construction loan to fund the development of Phase I of the multi-family development in Section N of Barton Creek (the Santal Phase I loan).

•	$5.1 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$3.8 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•	$3.4 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).
No amounts have been drawn under the construction loans with Southside Bank to finance the development and construction of the initial phase of Lantana Place and Phases 1 and 2, the retail component, of Jones Crossing, nor under the agreement with Comerica Bank to finance the development and construction of Santal Phase II.
Several of our financing instruments contain customary financial covenants. The Comerica credit facility, the Santal Phase I and Phase II loans and the Amarra Villas credit facility include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Comerica credit facility also includes a requirement that we obtain Comerica's prior written consent for any common stock repurchases or dividend payments.
See Note 7 in our 2016 Form 10-K and Note 5 for further discussion of our outstanding debt.

The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2017 (in thousands):

	2017	2018		2019	2020		2021	Thereafter	Total
Goldman Sachs loan	$509	$2,086		$2,207	$2,313		$2,470	$137,249	$146,834
Santal Phase I loan	—	—		—	32,130	[a]	—	—	32,130
Comerica Bank credit facility	—	38,095	[b]	—	—		—	—	38,095
Amarra Villas credit facility	—	—		5,123	—		—	—	5,123
West Killeen Market construction loan	—	—		—	—		—	3,764	3,764
Barton Creek Village term loan	24	100		105	109		114	2,996	3,448
Total	$533	$40,281		$7,435	$34,552		$2,584	$144,009	$229,394

a.	Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

b.	On November 7, 2017, Stratus extended the maturity by one year to November 30, 2018 (see Note 10).

We expect to repay, extend or refinance our near-term debt maturities in the normal course of business and believe we have the ability to do so.
CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2016, other than (i) changes to our debt obligations described above, (ii) the master lease obligations entered into in conjunction with the sale of The Oaks at Lakeway, which currently approximate $180 thousand per month and are expected to decline over time until leasing is complete and all leases are assigned to the purchaser (see Note 3) and (iii) a 99-year ground lease commitment for our Jones Crossing project (see Note 9). Refer to Part II, Items 7. and 7A. in our 2016 Form 10-K, for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 8 for discussion of a recently adopted accounting standards update and its impact on our financial statements and a discussion of the new revenue recognition accounting standards.
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

At September 30, 2017, $79.1 million of the $229.4 million principal amount of debt outstanding bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $0.8 million.

There have been no material changes in our market risks since December 31, 2016. For additional information on our market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2016 Form 10-K.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2017.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended September 30, 2017.

In November 2013, our Board approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in the third quarter and first nine months of 2017. As of September 30, 2017, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

Our Comerica Bank credit facility requires lender approval of any common stock repurchases.

For a discussion of limitations on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity."

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	000-19989	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

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
			10-Q	000-19989	8/9/2017

10.2
Eighth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., and The Villas at Amarra Drive, L.L.C., as borrowers, and Comerica Bank, as lender, dated as of November 7, 2017.
X

10.3	Construction Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Southside Bank, as lender, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.4	Promissory Note by and between College Station 1892 Properties, L.L.C., and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.5	Amended and Restated Construction Loan Agreement by and between Santal I, L.L.C., as borrower, and Comerica Bank, as lender, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.6	Amended and Restated Installment Note by and between Santal I, L.L.C., and Comerica Bank, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.7	Installment Note by and between Santal I, L.L.C., and Comerica Bank, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.8*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

* Indicates management contract or compensatory plan or arrangement.

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

Date: November 9, 2017

S-1