Form 10-K
period 2017-12-31
STRATUS PROPERTIES INC
filed 2018-03-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     ☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $146.4 million on February 28, 2018, and $149.3 million on June 30, 2017.
Common stock issued and outstanding was 8,133,502 shares on February 28, 2018, and 8,126,502 shares on June 30, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2018 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

All references to “Notes” herein refer to the Notes to Consolidated Financial Statements located in Part II, Item 8. of this Form 10-K.

Overview

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi-family and single-family residential real estate properties, primarily located in the Austin, Texas area, and also including projects in certain other select markets in Texas.

We generate revenues and cash flows from the sale of developed properties, rental income from our leased properties and from our hotel and entertainment operations. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a home already built on it. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business plan. See below and Note 10 for further discussion of our operating segments.

Our principal executive offices are located in Austin, Texas, and our company was incorporated under the laws of the state of Delaware on March 11, 1992. Stratus Properties Inc. was formed to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990s and have since focused solely on our real estate properties. Our overall strategy has been to enhance the value of our properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. We have also pursued opportunities for new projects that offer the possibility of acceptable returns and risks. See "Business Strategy" in Part II, Items 7. and 7A. for further discussion.

Operations
A description of our four operating segments follows.
Real Estate Operations. The acreage under development and undeveloped as of December 31, 2017, that comprise our real estate operations is presented in the following table. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi-family units, single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage (i.e., planning, infrastructure or development work is not currently in progress on such property) includes real estate that can be sold “as is.”

	Under Development				Undeveloped
	Single Family	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	38	—	42	512	262	394	1,168	1,210
Circle C	—	—	—	—	—	36	216	252	252
Lantana	—	—	11	11	—	—	44	44	55
Other	—	—	—	—	7	—	—	7	7
Lakeway[a]	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	72	72	—	—	—	—	72
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	38	83	125	554	298	780	1,632	1,757
a. On February 15, 2017, we sold The Oaks at Lakeway, which included 52 acres of land under development at December 31, 2016, but we retained 34.7 acres of undeveloped land adjacent to the project (see "Properties - The Oaks at Lakeway" below and Note 11).

Revenue from our real estate operations segment accounted for 14 percent of our total revenue for 2017, 13 percent for 2016 and 18 percent for 2015.

The following table summarizes the estimated development potential, including 212 multi-family units and 252,913 square feet of commercial space currently under development, of our acreage as of December 31, 2017:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek	175	1,794	88,081
Lakeway	100	—	—
Circle C	—	297	674,942
Lantana	—	—	480,000
Magnolia	—	—	351,000
Jones Crossing	—	—	258,000
Flores Street	—	6	—
Total	275	2,097	1,852,023

Leasing Operations. Our principal leasing operations at December 31, 2017, consisted of (1) 38,316 square feet of office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space at the W Austin Hotel & Residences, (2) a 22,366-square-foot retail complex representing the first phase of Barton Creek Village, (3) a 44,000-square-foot retail complex at West Killeen Market and (4) the Santal Phase I multi-family project, a garden-style apartment complex consisting of 236 units. In February 2017, we sold The Oaks at Lakeway, the Barton Creek Village bank building and an adjacent undeveloped 4.1 acre tract of land.

Revenue from our leasing operations segment accounted for 10 percent of our total revenue for 2017, 12 percent for 2016 and 7 percent for 2015.

Hotel. The W Austin Hotel, which is part of the W Austin Hotel & Residences, includes 251 luxury rooms and suites, a full service spa, gym, rooftop pool and 9,750 square feet of meeting space. We have an agreement with Starwood Hotels & Resorts Worldwide, Inc., a subsidiary of Marriott International, Inc. (Starwood) for the management of hotel operations at the W Austin Hotel. Revenue per available room for the W Austin Hotel, which is calculated by dividing total room revenue by the average total rooms available during the year, was $253 for 2017, $259 for 2016 and $279 for 2015.

Revenue from our hotel segment accounted for 47 percent of our total revenue for 2017 and 51 percent for each of 2016 and 2015.

Entertainment. The entertainment space at the W Austin Hotel & Residences is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live hosted 224 events in 2017 with estimated attendance of 297,100, compared with 223 events in 2016 with estimated attendance of 237,000 and 210 events in 2015 with estimated attendance of 245,000. As of February 28, 2018, ACL Live has events booked through September 2019. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. The 3TEN ACL Live venue, which is located on the site of the W Austin Hotel & Residences, opened in March 2016 and has a capacity of approximately 350 people. The 3TEN ACL Live venue hosted 228 events in 2017 with estimated attendance of 40,600 and 162 events in 2016 with estimated attendance of 25,500. As of February 28, 2018, 3TEN ACL Live has events booked through August 2019.

Revenue from our entertainment segment accounted for 29 percent of our total revenue for 2017 and 24 percent for both 2016 and 2015.

For further information about our operating segments see “Results of Operations” in Part II, Items 7. and 7A. See Note 10 for a summary of our revenues, operating income and total assets by operating segment.

Properties

Our Austin-area properties include the following:

Barton Creek

Amarra Drive.  In 2008, we substantially completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. During each of 2017 and 2016, we sold one Phase II lot. As of December 31, 2017, 12 Phase II lots remain unsold. During January 2018, one Phase II lot was sold.

In first-quarter 2015, we substantially completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. In 2017, we identified four lots on which to build homes and began construction on two homes. We sold six Phase III lots during each of 2017 and 2016. As of December 31, 2017, 38 Phase III lots remained unsold.

In March 2018, we entered into a contract to sell one Amarra Drive Phase II lot and eight Amarra Drive Phase III lots for a total of $5.9 million. In accordance with the contract, the parties are required to close on the sale of these lots ratably before December 31, 2018. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. In addition, as of February 28, 2018, six Phase III lots were under contract, one of which closed in March.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed sitework in late 2015. The townhomes average approximately 4,400 square feet and are being marketed as "lock and leave" properties, with golf course access and cart garages. During 2017, construction of the first five townhomes was completed and construction of the next two townhomes began. One of the completed townhomes was sold during 2017. As of February 28, 2018, two townhomes, currently under construction, were under contract.

Santal. The Santal Phase I multi-family project, a garden-style apartment complex, was completed within budget in August 2016 and consists of 236 units. As of February 28, 2018, approximately 95 percent of the units were leased. During 2017, we obtained financing and began construction of Santal Phase II, a 212-unit garden style, multi-family development located adjacent to Santal Phase I.

Barton Creek Village. The first phase of Barton Creek Village includes a 22,366-square-foot retail complex and a 3,085-square-foot bank building. In February 2017, we sold the 3,085-square-foot bank building in Barton Creek Village and an adjacent undeveloped 4.1 acre tract of land for $3.1 million (see Note 11). We intend to explore opportunities to sell the retail complex later this year depending on market conditions.

Circle C Community

Effective August 2002, the city of Austin (the City) granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties until 2032. The City also provided us $15.0 million of cash incentives in connection with the future development of our Circle C and other Austin-area properties. These incentives, which are in the form of credit bank capacity, can be used for City fees and for reimbursement of certain infrastructure costs. Annually, we may elect to sell up to $1.5 million of the incentives to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. As of December 31, 2017, we have permanently used $12.7 million of the $15.0 million City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. We also had $0.5 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2017. Available credit bank capacity was $2.6 million at December 31, 2017.

We are developing the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots.

Meridian. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in 2014. We sold the last 12 lots during 2017 and 19 lots during each of 2016 and 2015.

The St. Mary. We have secured final building permits for The St. Mary, a 240-unit multi-family development in the Circle C community, and, subject to obtaining construction financing, intend to commence construction by mid-2018.

As of December 31, 2017, our Circle C community had remaining entitlements for 674,942 square feet of commercial space and 297 multi-family units, including the 240 units planned for The St. Mary multi-family development.

Lantana

Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2017, we had remaining entitlements for approximately 480,000 square feet of office and retail use on 55 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. In 2017, construction commenced on the first phase of Lantana Place, a 320,000 square foot mixed-use development project in southwest Austin. The first phase will be anchored by a 12-screen Moviehouse, a state of the art movie theater that provides a high-quality dining experience. We expect to complete construction of Moviehouse in mid-2018.

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

The W Austin Hotel & Residences contains a 251-room luxury hotel, 159 residential condominium units, 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, 18,327 square feet of retail space, including 3TEN ACL Live, and entertainment space occupied by ACL Live. No sales of condominium units occurred in the last three years and as of December 31, 2017, two condominium units remained unsold and are being marketed.

The Oaks at Lakeway

In 2013 and 2014, we acquired 87 acres in the greater Austin area to develop The Oaks at Lakeway project, an HEB Grocery Company, L.P. (HEB)-anchored retail project planned for 236,739 square feet of commercial space. The HEB store opened in October 2015, and in February 2017, we sold The Oaks at Lakeway for $114.0 million in cash. We retained 34.7 acres of undeveloped property, which is zoned for residential, hotel and civic uses (see Note 11).

Our other Texas properties and development projects include:

Magnolia

In 2014, we acquired 142 acres in the greater Houston area to develop the Magnolia project, an HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete and road expansion by the Texas Department of Transportation is in progress and expected to be completed in early 2018. The HEB grocery store is currently expected to open in 2020.

West Killeen Market

In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB-anchored retail project with 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016 and was completed on schedule and under budget in June 2017. The HEB store opened in April 2017. As of December 31, 2017, leases for approximately 60 percent of the space at West Killeen Market have been executed, and leasing for the remaining space continues. We intend to explore opportunities to sell West Killeen Market later this year depending on leasing progress and market conditions.

Jones Crossing

In 2017, we acquired a 72-acre tract of land in College Station, Texas, for Jones Crossing, a HEB-anchored, mixed-use project. The Jones Crossing project is expected to total approximately 258,000 square feet of commercial space, including a 106,000 square-foot HEB grocery store. Construction of the retail component of the Jones Crossing project began in September 2017, and the HEB grocery store is expected to open in August 2018.

Competition

We operate in highly competitive industries, namely the real estate development, leasing, hotel and entertainment industries. In the real estate development industry, we compete with numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with developers that may possess greater financial, marketing or other resources than we have. Our prospective customers generally have a variety of choices of new and existing homes and homesites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, quality, uniqueness, amenities, location and developer reputation.

The leasing industry is highly fragmented among individuals, partnerships and public and private entities, with no dominant single entity or person. Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, and the design and condition of improvements.

In the hotel industry, competition is generally based on quality and consistency of rooms, restaurant and meeting facilities and services, attractiveness of location, price and other factors. Management believes that we compete favorably in these areas. Our W Austin Hotel competes with other hotels and resorts in our geographic market, including hotels owned locally and facilities owned by national and international chains.

In the entertainment industry, we compete with other venues in Austin, Texas, and venues in other markets for artists likely to perform in the Austin, Texas region. Touring artists have several alternatives to our venue when scheduling tours. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets. We differentiate our entertainment businesses by providing a quality live music experience and promoting our ACL Live entertainment space through KLRU's broadcast of Austin City Limits.

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

Employees

At December 31, 2017, we had a total of 139 employees, 48 of which were full-time employees, located at our Austin, Texas headquarters. We believe we have a good relationship with our employees, none of whom are represented by a union. Since 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report contains "forward-looking statements" within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, the impact of tax reform on our operations, and other plans and objectives of management for future operations and activities. We undertake no obligation to update any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Risks Relating to our Business and Industries

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. As of December 31, 2017, our outstanding debt totaled $221.5 million and our cash and cash equivalents totaled $14.6 million. Our level of indebtedness could have significant consequences. For example, it could:

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

Historically, much of our debt has been renewed or refinanced in the ordinary course of business. Any deterioration of current economic conditions in our areas of operations could impact our ability to refinance our debt and obtain renewals or replacement of credit enhancement devices on favorable terms or at all. In the future we may not be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. There can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material adverse effect on our liquidity, financial condition and results of operations. For example, our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could force us to sell properties on unfavorable terms or ultimately result in foreclosure on properties pledged as collateral, which could result in a loss of our investment and harm our reputation.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders' equity covenant contained in several of our debt agreements requires us to maintain total stockholders’ equity of no less than $110.0 million. At December 31, 2017, our total stockholders’ equity was $127.3 million and, as a result, we were in compliance with this covenant. Failure to comply with any of the covenants in our loan documents could result in a default that may, if not cured, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations, satisfy our capital needs or engage in other business activities that may be desirable or advantageous to us.

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to raise additional capital through equity transactions or obtain waivers or modifications of covenants from our lenders. Such additional funding may not be available on acceptable terms, if at all, when needed. We also may need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. There can be no assurance that such additional financing will be available when needed or, if available, offered on acceptable terms. If new debt is added to our current debt levels, the risks described above could intensify.

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

Our real estate operations are primarily, and our hotel and entertainment venue operations are entirely, located in Austin, Texas. While our real estate operations have expanded to include select Texas markets outside of Austin, including College Station, Magnolia and West Killeen, the geographic concentration of the majority of our operations and limited number of projects we may have under development at a given time means that our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy greatly affects our sales and consequently the underlying values of our properties. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations. See "Overview - Real Estate Market Conditions" in Part II, Items 7. and 7A. for more information.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by any slowdown or deterioration in the economy.

Periods of economic weakness or recession; significantly rising interest rates; declining employment levels; declining demand for real estate; declining real estate values; conditions which negatively shape public perception of travel, including travel-related accidents, the financial condition of the airline, automotive and other transportation-related industries; or the public perception that any of these events or conditions may occur or be present, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, demand for hotel rooms and related lodging services, a general decline in the value of real estate and in rents, which in turn reduces revenue derived from property sales and leases and hotel operations as well as revenues associated with development activities. These conditions can also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending, and our entertainment businesses depend on discretionary consumer and corporate spending. A reduction in consumer spending historically is accompanied by a decrease in attendance at live entertainment, sporting and leisure events, which may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue with our entertainment businesses.

During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments. As a result, the value of our real estate investments may be reduced and we could realize losses or diminished profitability. If economic and market conditions decline, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our debt agreements, which would force us to seek waivers or amendments with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

Changes in weather conditions or natural disasters could adversely affect our business, financial condition and results of operations.

Our performance may be adversely affected by weather conditions in or near our areas of operations. For our real estate operations, adverse weather may delay development or damage property, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations. Adverse weather conditions also may affect our live music events. Due to weather conditions, we may be required to reschedule an event to another available day, which would increase our costs for the event and could negatively affect the attendance at the event, as well as concession and merchandise sales, which could adversely affect our financial condition and results of operations.

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

We depend on our two executive officers and other key personnel. Our Chairman, President and Chief Executive Officer has been employed by the company since its inception in 1992. He has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998. Our Senior Vice President and Chief Financial Officer has been employed by the company since 2009. The loss of any of our key senior management personnel could negatively affect our business.

Our business may be adversely affected by information technology disruptions.

Cybersecurity incidents are increasing in frequency, evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Although we have not experienced cybersecurity incidents in the past, there can be no assurance that we will not experience them in the future. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flow, results of operations and financial condition.

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

Revenue from our real estate operations segment accounted for 14 percent of our total revenue for the fiscal year ended December 31, 2017. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability, changes in demographic conditions and changes in government regulations or requirements. Any of the foregoing factors could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

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

Additionally, in April 1997, the U.S. Department of Interior listed the Barton Springs salamander as an endangered species after a federal court overturned a March 1997 decision by the Department of Interior not to list the Barton Springs Salamander based on a conservation agreement between the State of Texas and federal agencies. The listing of the Barton Springs Salamander has not affected, nor do we anticipate it will affect, our Barton Creek and Lantana properties for several reasons, including the results of technical studies and the U.S. Fish and Wildlife Service 10(a) permit obtained by us in 1995. The development permitted by the 2002 Circle C settlement with the city of Austin has been reviewed and approved by the U.S. Fish and Wildlife Service and, as a result, we also do not anticipate that the 1997 listing of the Barton Springs Salamander will affect our Circle C properties.

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

Risks Relating to Leasing Operations

Unfavorable changes in market and economic conditions could negatively affect occupancy or rental rates, which could negatively affect our financial condition and results of operations.

A decline in the real estate market and economic conditions could significantly affect rental rates. Occupancy and rental rates in our market, in turn, could significantly affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our market include the following:

•	Local conditions, such as an oversupply of office space, a decline in the demand for office space or increased competition from other available office buildings;

•	The inability or unwillingness of tenants to pay their current rent or rent increases; and

•	Declines in market rental rates.

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

Revenue from our hotel segment accounted for 47 percent of our total revenue for the fiscal year ended December 31, 2017. Business, financial and operating risks common to the hotel industry include:

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

•
The costs and administrative burdens associated with complying with applicable laws and regulations in the U.S., including health, safety and environmental laws, rules and regulations and other governmental and regulatory actions;

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

Starwood manages hotel operations at the W Austin Hotel. Our ability to attract and retain guests depends, in part, upon the external perceptions of Starwood and the quality of the W Austin Hotel and its services and we have to spend money periodically to keep the property well maintained, modernized and refurbished. The reputation of the W Austin Hotel may be negatively affected if Starwood fails to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for the local communities where Starwood manages and/or owns properties. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by any adverse incident or failure on the part of hotel operators. An adverse incident involving associates or guests and any media coverage resulting therefrom may cause a loss of consumer confidence in the Starwood brand which could negatively affect our results of operations.

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

Historically, the Austin market has had a limited number of high-end hotel accommodations. However, hotel capacity is being expanded by other hotel operators in Austin, including several properties in close proximity to the W Austin Hotel in downtown Austin. This increase in competition as well as the anticipated opening of additional hotel rooms in downtown Austin during 2018, is expected to further impact future hotel revenues. As new rooms come on-line, increased competition could lead to an excess supply of hotel rooms in the Austin market, thereby causing Starwood to increase promotional incentives for hotel guests and/or reduce rates. Increased competition in the Austin market from new hotels or hotels that have recently undergone substantial renovation could have an adverse effect on occupancy, average daily rate and revenue per available room.

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

Revenue from our entertainment businesses accounted for 29 percent of our total revenue for the fiscal year ended December 31, 2017. Our entertainment businesses compete in a highly competitive industry, and we may not be able to maintain or increase our current revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

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

Additionally, our entertainment operations are seasonal. The results of operations from our entertainment segment vary from quarter to quarter and year to year, and the financial performance in certain quarters or years may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.

Personal injuries and accidents may occur in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at ACL Live or festival sites that we rent through our joint ventures could also result in claims or reduce attendance at our events, which could cause a decrease in our revenue or reduce our operating income. We maintain insurance policies that provide coverage for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, and there can be no assurance that such insurance will be adequate at all times and in all circumstances.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant
Certain information as of February 28, 2018, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	53	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	56	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following graph compares the change in the cumulative total stockholder return on our common stock from December 31, 2012, through December 31, 2017, with the cumulative total return of (a) the Standard & Poor's (S&P) 500 Stock Index, (b) the Dow Jones U.S. Real Estate Index and (c) the below custom peer group of real estate related companies:

Alexander & Baldwin, Inc. (ALEX)
Consolidated-Tomoka Land Co. (CTO)
Forestar Group Inc. (FOR)
The Howard Hughes Corporation (HHC)
Maui Land & Pineapple Company, Inc. (MLP)
The St. Joe Company (JOE)
Tejon Ranch Co. (TRC)

This comparison assumes $100 invested on December 31, 2012, in (a) our common stock, (b) the S&P 500 Stock Index, (c) the Dow Jones U.S. Real Estate Index and (d) the custom peer group.

The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
Stratus Properties Inc., S&P 500 Stock Index,
Dow Jones U.S. Real Estate Index and Custom Peer Group

	December 31,
	2012	2013	2014	2015	2016	2017
Stratus Properties Inc.	$100	$201	$162	$240	$385	$362
S&P 500 Stock Index	100	132	151	153	171	201
Dow Jones U.S. Real Estate Index	100	102	129	132	142	156
Custom Peer Group	100	131	131	115	126	139

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol "STRS". The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock, as reported by NASDAQ.

	2017		2016
	High	Low	High	Low
First Quarter	$33.96	$24.35	$25.05	$18.45
Second Quarter	30.30	25.20	24.24	15.75
Third Quarter	30.95	27.25	25.50	17.11
Fourth Quarter	32.15	27.25	36.06	23.17

As of February 28, 2018, there were 337 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of our Board of Directors (the Board); however, our ability to pay dividends is restricted by the terms of our Comerica credit facility which prohibits us from paying a dividend on or repurchasing shares of our common stock without the bank’s prior written consent. In March 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share that was paid on April 18, 2017, to stockholders of record on March 31, 2017. The dividend was declared after the Board’s consideration of the results of our sale of The Oaks at Lakeway. Comerica’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends, which is subject to our Board's discretion and the restrictions under our Comerica credit facility, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the board-approved open market share purchase program during the three-month period ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2017	—	$—	—	991,695
November 1 to 30, 2017	—	—	—	991,695
December 1 to 31, 2017	—	—	—	991,695
Total	—	$—	—	991,695

a.
In November 2013, the Board approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.

As stated above, our Comerica credit facility requires lender approval of any common stock repurchases.

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

	2017		2016		2015		2014		2013
	(In Thousands, Except Per Share Amounts)
Years Ended December 31:
Revenues	$80,340		$80,341		$80,871		$94,111		$127,710
Operating income	23,237	[a]	1,177		25,732	[b,c]	10,364	[d,e]	14,151	[c,e]
Equity in unconsolidated affiliates' (loss) income	(49)		51		(1,299)		1,112		(76)
Income (loss) from continuing operations, net of taxes	3,884		(5,999)		14,377		18,157		5,894
Income from discontinued operations, net of taxes	—		—		3,218	[f]	—		—
Net income (loss)	3,884	[a,g,h]	(5,999)	[g]	17,595	[b,c,f]	18,157	[d,e,i]	5,894
Net income (loss) attributable to common stockholders	3,879	[a,g,h]	(5,999)	[g]	12,177	[b,c,f]	13,403	[d,e,i]	2,585	[c,e]

Basic net income (loss) per share:
Continuing operations	$0.48		$(0.74)		$1.11		$1.67		$0.32
Discontinued operations	—		—		0.40		—		—
Basic net income (loss) per share	$0.48		$(0.74)		$1.51		$1.67		$0.32

Diluted net income (loss) per share:
Continuing operations	$0.47	[a,g,h]	$(0.74)	[g]	$1.11	[b,c]	$1.66	[d,e,i]	$0.32	[c,e]
Discontinued operations	—		—		0.40	[f]	—		—
Diluted net income (loss) per share	$0.47	[a,g,h]	$(0.74)	[g]	$1.51	[b,c]	$1.66	[d,e,i]	$0.32	[c,e]

Average shares outstanding:
Basic	8,122		8,089		8,058		8,037		8,077
Diluted	8,171		8,089		8,091		8,078		8,111

Dividends declared per share of common stock	$1.00		$—		$—		$—		$—

At December 31:
Real estate held for sale	$22,612		$21,236		$25,944		$12,245		$18,133
Real estate held for investment, net	188,390		239,719		186,626		178,065		182,530
Real estate under development	118,484		111,373		139,171		123,921		76,891
Land available for development	14,804		19,153		23,397		21,368		21,404
Total assets	405,993		452,175		430,105		400,117		344,498
Debt	221,470		291,102		260,592		193,907		148,887
Stockholders' equity	127,310		130,951		136,599		136,443		123,621
Noncontrolling interests in subsidiaries	80		75		75		38,643		45,695

a.
Includes a gain of $25.5 million ($16.4 million to net income attributable to common stockholders or $2.01 per share), primarily associated with recognition of $24.3 million of the gain on the sale of The Oaks at Lakeway, and the sales of a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek, partly offset by a charge of $2.5 million ($1.6 million to net income attributable to common stockholders or $0.20 per share) for profit participation associated with the sale of The Oaks at Lakeway.

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

d.	Includes a gain of $1.5 million ($1.0 million to net income attributable to common stockholders or $0.12 per share) associated with a litigation settlement.

e.
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

f.
Includes recognition of a previously deferred gain of $5.0 million ($3.2 million to net income attributable to common stockholders or $0.40 per share) associated with 7500 Rialto Boulevard, which was sold in February 2012.

g.
Includes losses on early extinguishment of debt totaling $0.5 million ($0.3 million to net income attributable to stockholders or $0.04 per share) in 2017 associated with the prepayment of the Lakeway construction loan, and $0.8 million ($0.5 million to net loss attributable to common stockholders or $0.06 per share) in 2016 associated with prepayment of the Bank of America loan (see Note 6).

h.	Includes a charge of $7.6 million ($0.93 per share) associated with U.S. tax reform (see Note 7).

i.	Includes a credit to provision for income taxes of $12.1 million, $1.50 per share, for the reversal of valuation allowances on deferred tax assets.

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

We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi-family and single-family residential real estate properties, primarily located in the Austin, Texas area, and also including projects in certain other select markets in Texas. We generate revenues and cash flows from the sale of developed properties, rental income from our leased properties and from our hotel and entertainment operations. See Note 10 for further discussion of our operating segments and "Business Strategy and Related Risks" for a discussion of our business strategy.

General. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business strategy.

Our acreage under development and undeveloped as of December 31, 2017, is presented in the following table.

		Under Development			Undeveloped
	Single Family	Multi-family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	38	—	42	512	262	394	1,168	1,210
Circle C	—	—	—	—	—	36	216	252	252
Lantana	—	—	11	11	—	—	44	44	55
Other	—	—	—	—	7	—	—	7	7
Lakeway[a]	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	72	72	—	—	—	—	72
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	38	83	125	554	298	780	1,632	1,757

a.	On February 15, 2017, we sold The Oaks at Lakeway, which included 52 acres of land under development at December 31, 2016, but we retained 34.7 acres of undeveloped land adjacent to the project.

Our single-family residential holdings at December 31, 2017, are principally in southwest Austin, Texas, and include developed lots and townhomes and townhomes under development in Barton Creek and condominium units at the W Austin Residences. See "Development Activities - Residential" for further discussion. Our multi-family and commercial holdings at December 31, 2017, consist of the first phase of Barton Creek Village, the Santal multi-

family project, the office and retail space at the W Austin Hotel & Residences, Lantana Place, Phases I and II of Jones Crossing and West Killeen Market. See "Development Activities - Commercial" and "Development Activities - Residential" for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units and office, retail and entertainment space. The hotel is managed by Starwood Hotels & Resorts Worldwide, Inc., a subsidiary of Marriott International, Inc. (Starwood). The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) and 3TEN ACL Live, includes a live music and entertainment venue and production studio. The 3TEN ACL Live venue which opened in March 2016, has a capacity of approximately 350 people and is designed to be more intimate than ACL Live, which can accommodate approximately 3,000 people.

In 2017, our revenues totaled $80.3 million and our net income attributable to common stockholders totaled $3.9 million, compared with revenues of $80.3 million and net loss attributable to common stockholders of $6.0 million for 2016 and revenues of $80.9 million and net income attributable to common stockholders of $12.2 million for 2015.

Our results for 2017 include pre-tax gains on the sale of assets totaling $25.5 million ($16.4 million to net income attributable to common stockholders), primarily associated with recognition of a majority of the gain on the sale of The Oaks at Lakeway, and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek (see Note 11). Our results for 2017 also included a tax charge of $7.6 million associated with the Tax Cuts and Jobs Act enacted on December 22, 2017 (U.S. tax reform), and a charge of $2.5 million ($1.6 million to net income attributable to common stockholders) for profit participation costs and a loss of $0.5 million ($0.3 million to net income attributable to common stockholders) on early extinguishment of debt, both related to our sale of The Oaks at Lakeway.

Our results for 2016 included higher net interest expense and an increase in general and administrative expenses totaling $3.1 million, primarily associated with our successful proxy contest and review of strategic alternatives. Higher interest expense reflects increased borrowings and higher interest rates associated with our refinancing of the W Austin Hotel & Residences with longer-term, fixed-rate debt. The W Austin Hotel & Residences refinancing resulted in a loss on early extinguishment of debt totaling $0.8 million in 2016.

Our results for 2015 included a pre-tax gain of $20.7 million on the sales of our Parkside Village and 5700 Slaughter commercial developments and the recognition of a previously deferred gain associated with the 2012 sale of 7500 Rialto totaling $5.0 million (see Note 11 for further discussion). The results for 2015 also included a gain of $0.6 million associated with an undeveloped land sale.

At December 31, 2017, we had total debt of $221.5 million (see "Debt Maturities and Other Contractual Obligations" for further discussion) and consolidated cash of $14.6 million. For discussion of operating cash flows and debt transactions see "Capital Resources and Liquidity" below.

Real Estate Market Conditions.
Because of the concentration of our assets primarily in the Austin, Texas area, and in other select, fast-growing Texas markets, market conditions in these regions significantly affect our business. Our future operating cash flows and our ability to develop and sell our properties will be dependent on the level and profitability of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in and around Austin and the other markets in which we operate, including development costs, interest rate levels, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically move in periodic cycles, and can be volatile.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. The Austin-Round Rock-area population increased by 25 percent from 2009 through 2016, largely because of growing interest in Austin's local job market. Median family income levels in the Austin-Round Rock area increased by 16 percent during the period from 2009 through 2016. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. From 2009 through 2016, sales tax receipts in the city of Austin (the City) rose by 52 percent, an indication of the increase in business activity during the period.

The following chart compares Austin-Round Rock's five-county median family income and metro area population for 1999, 2009 and the most current information available for 2016 and 2017, based on United States (U.S.) Census Bureau data and Austin-Round Rock's data.
Based on the City's fiscal year of October 1 through September 30, the chart below compares the City’s sales tax revenues for 1999, 2009 and 2016 (the latest period for which data is available).
Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Real estate development in southwest Austin, where most of our real estate under development and undeveloped real estate is located, has historically been constrained as a result of various restrictions imposed by the City. Additionally, several special interest groups have traditionally opposed development in southwest Austin. Vacancy rates as of December 31, 2017 and 2016, are noted below.

	Vacancy Rates
Building Type	2017		2016
Office Buildings (Class A)	9%	[a]	9%	[a]
Multi-Family Buildings	6%	[b]	4%	[b]
Retail Buildings	3.5%	[b]	4%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

BUSINESS STRATEGY

Stratus Properties Inc. was formed in 1992 to hold, operate and develop the domestic real estate and oil and gas properties of our former parent company. We sold all of our oil and gas properties during the 1990s and have since focused solely on our real estate properties. Our overall strategy has been to manage our diverse asset base of residential, commercial, hotel and entertainment real estate located in the premier Austin, Texas market and in other select, fast-growing Texas markets. We enhance the value of our residential and commercial properties by securing and maintaining development entitlements and developing and building real estate projects on these properties for sale or investment. Our hotel and entertainment venues, including ACL Live, are located in downtown Austin and are central to the city's world renowned, vibrant music scene.

We are continuing our successful program of actively developing our properties and strategically marketing and selling developed assets at appropriate times to maximize stockholder value. Our active development plan includes completion of both residential and commercial development projects. Our development portfolio consists of approximately 1,800 acres of commercial, multi-family and single-family projects under development or undeveloped and held for future use. We believe that our portfolio, along with management's extensive experience in Austin-area real estate development, support our ability to obtain project financing and/or seek joint venture partners including for the development projects described in "Development Activities - Residential" and "Development Activities - Commercial".
As discussed below in “Development Activities - Commercial”, in February 2017, we sold (i) The Oaks at Lakeway for $114.0 million in cash and (ii) our 3,085-square-foot bank building in Barton Creek Village and an adjacent undeveloped 4.1 acre tract of land for $3.1 million in cash. In 2015, we completed the sales of our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, for $32.5 million and $12.5 million, respectively.
In addition, during 2017 we made significant progress in advancing our development projects. We (i) completed construction of West Killeen Market, a retail development project in Killeen Texas, anchored by a 90,000-square-foot HEB grocery store and consisting of approximately 44,000 square feet of total tenant leasing space, on schedule and under budget, (ii) secured project financing and commenced construction of phase one of Lantana Place, a mixed-use development in southwest Austin consisting of approximately 320,000 square feet of retail, hotel and office space, (iii) secured project financing and commenced construction of the retail component of Jones Crossing, an HEB-anchored, mixed use development in College Station, Texas, which is expected to total approximately 258,000 square feet of commercial space, including the 106,000-square-foot HEB grocery store which is currently expected to open in August 2018, (iv) secured project financing and commenced construction of Santal Phase II, a 212-unit garden style, multi-family project located directly adjacent to Santal Phase I in the upscale, highly populated Barton Creek community, (v) advanced development plans for Magnolia, an HEB-anchored retail development project in Magnolia, Texas, which includes 351,000 square feet of total tenant leasing space and 1,200 multi-family units; and (vii) secured final building permits for The St. Mary, a 240-unit multi-family development in the Circle C community, and subject to obtaining project financing, we intend to commence construction in the second quarter of 2018.
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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” We believe that our most critical accounting policies relate to our real estate and leasing assets, deferred tax assets, income taxes and profit recognition.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the audit committee of our board of directors.

Real Estate, Hotel, Entertainment Venue and Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate sold includes acquisition, development, construction and carrying costs and other related costs through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venues at the W Austin Hotel & Residences and our leasing assets, is also stated at cost. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during the three-year period ended December 31, 2017 (see Note 1).

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. We had deferred tax assets (net of deferred tax liabilities) totaling $11.5 million at December 31, 2017.

Income Taxes. In preparing our annual consolidated financial statements, we estimate the actual amount of income taxes currently payable or receivable as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. Our income tax provision for 2017 includes a net tax charge of $7.6 million associated with U.S. tax reform. As the provisions related to U.S. tax reform are numerous and complex, we continue to evaluate their impact. See Note 7 for further discussion.

Profit Recognition on Sales of Real Estate. Sales of real estate do not qualify for the full accrual method of profit recognition until all of the following criteria are met: (i) a sale is consummated, (ii) the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (iii) the seller's receivable is not subject to future subordination, and (iv) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the party.

In February 2017, upon the sale of The Oaks at Lakeway, the gain on sale of $39.7 million was deferred as a result of Stratus’ continuing involvement under the master lease agreements with the purchaser (see Note 11). Stratus estimates its maximum probable exposure to loss using a probability-weighted assessment of future lease payments based on the master lease agreements. The rent payments related to the 99-year hotel pad master lease represent the greatest exposure to loss. In May 2017, the hotel tenant began paying rent and, in August 2017, obtained construction financing and commenced construction of its building. The achievement of these milestones significantly reduced Stratus' probability weighted estimated maximum exposure to loss and $24.3 million of the gain was recognized during third-quarter 2017 based on the performance of services method.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2017, the number of our residential developed lots/units, lots/units under development and lot/units for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II	12	—	—	12
Phase III	38	4	—	42
Amarra Villas	4	15	—	19
Other townhomes	—	—	170	170
Section N multi-family:
Santal Phase I	236	—	—	236
Santal Phase II	—	212	—	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The St. Mary	—	—	240	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences	2	—	—	2
Total Residential Lots/Units	292	231	2,141	2,664

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

Barton Creek
Amarra Drive. In 2008, we substantially completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold one lot for $0.6 million in 2017, one lot for $0.6 million in 2016 and none in 2015. As of December 31, 2017, 12 Phase II lots remained unsold. During January 2018, one Phase II lot was sold.

In 2015, we substantially completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. In 2017, we identified four lots on which to build homes and began construction on two homes. We sold 6 Phase III lots for $4.1 million in 2017, 6 Phase III lots for $4.4 million in 2016 and 10 Phase III lots for $7.0 million in 2015. As of December 31, 2017, 38 Phase III lots remain unsold.

In March 2018, we entered into a contract to sell one Amarra Drive Phase II lot and eight Amarra Drive Phase III lots for a total of $5.9 million. In accordance with the contract, the parties are required to close on the sale of these lots ratably before December 31, 2018. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. In addition, as of February 28, 2018, six Phase III lots were under contract, one of which closed in March.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed site work in late 2015. During 2017, construction of the first five townhomes was completed and construction of the next two townhomes began. One of the completed townhomes was sold during 2017. As of February 28, 2018, two townhomes, currently under construction, were under contract.

Section N
Santal. The Santal Phase I multi-family project, a garden-style apartment complex, was completed within budget in August 2016 and consists of 236 units. We began recognizing rental revenue, which is included in the Leasing Operations segment, in January 2016. As of February 28, 2018, approximately 95 percent of the units were leased. In September 2017, we entered into an amended loan agreement that increased the original commitment of $34.1 million to $59.2 million, which includes a $32.8 million loan for Santal Phase I and an additional $26.4 million for construction of Santal Phase II, a 212-unit garden-style apartment complex located adjacent to Santal Phase I. We began construction of Santal Phase II in September 2017 and expect the first building to be complete in third-quarter 2018.

Circle C
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

Meridian. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in 2014. We sold the last 12 lots for $3.4 million in 2017, 19 lots for $5.3 million in 2016 and 19 lots for $5.4 million in 2015.

The St. Mary. We have secured final building permits for The St. Mary, a 240-unit multi-family development in the Circle C community, and, subject to obtaining construction financing, intend to commence construction by mid-2018.

W Austin Residences
As of December 31, 2017, two remaining condominium units are available for sale and are being marketed.

Commercial.  As of December 31, 2017, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Trammell Crow Central Texas Development, Inc. relating to Crestview Station in Austin (the Crestview Station Joint Venture), and the W Austin Hotel and ACL Live entertainment venue) are shown below:

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

The Oaks at Lakeway
On February 15, 2017, we sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds totaled $50.8 million after repayment of the Lakeway construction loan (see Note 11). We used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding leased space will be removed from the master lease, reducing our master lease payment obligations. Our master lease payment obligation, which currently approximates $180 thousand per month, is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

We agreed to guarantee the obligations of our selling subsidiary under the sales agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to our obligation to satisfy the selling subsidiary's indemnity obligations for its broker commissions or similar compensation or our liability in guaranteeing the selling subsidiary's obligations under the master leases. To secure the subsidiary's obligations under the master leases, we provided a $1.5 million irrevocable letter of credit with a three-year term.

The gain on sale of $39.7 million was deferred as a result of our continuing involvement under the master lease agreements with the purchaser. The hotel pad was leased to a hotel operator under a ground lease at the date of sale. However, the hotel tenant had not commenced rent payments under the ground lease or construction of its building. At the date of the sale, primarily because of the uncertainty related to the hotel tenant’s performance under its ground lease, our estimated maximum probable exposure to loss using a probability-weighted assessment of future lease payments based on the master lease agreements exceeded the gain on sale. The rent payments under the master lease agreements represent continuing support obligations and are recorded as a reduction of the deferred gain. We recognized $24.3 million of the gain during third-quarter 2017 and $11.3 million remains deferred at December 31, 2017 (see Note 11).

Barton Creek
The first phase of Barton Creek Village includes a 22,366-square-foot retail complex that was fully occupied at December 31, 2017. In February 2017, we sold the 3,085-square-foot bank building in Barton Creek Village and an adjacent undeveloped 4.1 acre tract of land for $3.1 million (see Note 11). We intend to explore opportunities to sell the retail complex later this year depending on market conditions.

Circle C
In 2015, we sold our Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community. The Parkside Village retail project, which we owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The 5700 Slaughter retail project, which we previously wholly owned, consisted of 25,698 leasable square feet and was sold for $12.5 million. See Note 11 for further discussion.

Lantana
Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2017, we had remaining entitlements for approximately 480,000 square feet of office and retail use on 55 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. In 2017, construction commenced on the first phase of Lantana Place, a 320,000 square foot mixed-use development project in southwest Austin. The first phase will be anchored by a 12-screen Moviehouse, a state of the art movie theater that provides a high-quality dining experience. We expect to complete construction of Moviehouse in mid-2018.

W Austin Hotel & Residences
The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of December 31, 2017, both the office and retail space were substantially fully occupied.

Magnolia
The Magnolia project is an HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete and road expansion by the Texas Department of Transportation is in progress and expected to be completed in early-2018. The HEB store is currently expected to open in 2020.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB-anchored retail project with 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016 and was completed on schedule and under budget in June 2017. The HEB store opened in April 2017. As of December 31, 2017, leases for approximately 60 percent of the space at West Killeen Market have been executed, and leasing for the remaining space continues. We intend to explore opportunities to sell West Killeen Market later this year depending on leasing progress and market conditions.

Jones Crossing
In September 2017, we entered in to a $36.8 million loan to finance the construction of Phases 1 and 2, the retail component, of Stratus' Jones Crossing project, a new HEB-anchored, mixed-use development in College Station, Texas. The Jones Crossing project is expected to total approximately 258,000 square feet of commercial space, including a 106,000 square-foot HEB grocery store. Construction of the retail component of the Jones Crossing project began in September 2017, and the HEB grocery store is expected to open in August 2018.

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

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2017		2016	2015
Operating income (loss):
Real estate operations	$522		$824	$3,671
Leasing operations	24,217	[a]	2,369	22,514	[b]
Hotel	6,553		8,058	5,065
Entertainment	4,045		2,546	3,086
Corporate, eliminations and other	(12,100)		(12,620)	(8,604)
Operating income	$23,237		$1,177	$25,732
Interest expense, net	$(6,742)		$(9,408)	$(4,065)
Income from discontinued operations, net of taxes	$—		$—	$3,218
Net income (loss)	$3,884	[c]	$(5,999)	$17,595
Net income attributable to noncontrolling interests in subsidiaries	$(5)		$—	$(5,418)	[d]
Net income (loss) attributable to common stockholders	$3,879		$(5,999)	$12,177

a.
Includes the recognition of a gain of $24.3 million associated with the sale of The Oaks at Lakeway and $11.3 million remains deferred at December 31, 2017. Also includes a $1.1 million gain on the sale of a 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. These gains were partially offset by a $2.5 million profit participation charge associated with the sale of The Oaks at Lakeway.

b.	Includes a gain of $20.7 million on the sales of our Parkside Village and 5700 Slaughter commercial developments.

c.	Includes a tax charge totaling $7.6 million to reduce the carrying amount of deferred tax assets as a result of U.S. tax reform (see Note 7).

d.	Primarily relates to Canyon-Johnson's share in the Block 21 Joint Venture, which we acquired in 2015.

We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 10). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results for the years ended December 31 (in thousands):

	2017	2016	2015
Revenues:
Developed property sales	$10,286	$10,223	$12,320
Undeveloped property sales	544	73	1,175
Commissions and other	314	454	848
Total revenues	11,144	10,750	14,343
Cost of sales, including depreciation	10,609	9,926	10,672
Loss on sales of assets	13	—	—
Operating income	$522	$824	$3,671

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2017			2016			2015
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
Barton Creek
Amarra Drive:
Phase II lots	1	$560	$193	1	$550	$190	—	$—	$—
Phase III lots	6	4,090	292	6	4,408	338	10	6,955	334
Amarra Villas	1	2,193	1,886	—	—	—	—	—	—

Circle C
Meridian	12	3,443	162	19	5,265	156	19	5,365	160
Total Residential	20	$10,286		26	$10,223		29	$12,320

Undeveloped Property Sales. In 2017, we sold a six-acre tract of land at the Circle C community, which had entitlements for 14,000 square feet of commercial space, for $0.5 million. In 2015, we sold a nine-acre tract of land in Austin, Texas, with entitlements for approximately 20,000 square feet of commercial space for $1.2 million.

Commissions and Other.  Commissions and other primarily includes sales commissions, design fees and sales of our development fee credits to third parties. We received the development fee credits as part of the Circle C settlement (see Note 9).

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $10.6 million in 2017, $9.9 million in 2016 and $10.7 million in 2015. The increase in cost of sales in 2017, compared with 2016, primarily reflects higher costs associated with the sale of the Amarra Villas townhome in 2017. The decrease in cost of sales in 2016, compared with 2015, primarily reflects fewer Barton Creek lot sales in 2016.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $4.3 million in 2017, $4.5 million in 2016 and $3.5 million in 2015. The increase in these recurring costs for 2016, compared with 2015, primarily reflects higher property taxes and homeowner association assessments associated with Barton Creek lots not yet sold.

Leasing Operations
The following table summarizes our Leasing Operations results for the years ended December 31 (in thousands):

	2017[a]		2016	2015[a]b
Rental revenue	$8,856		$10,449	$6,179
Rental cost of sales, excluding depreciation	4,829		4,936	2,838
Depreciation	2,693		3,144	1,556
Profit participation	2,538	[c]	—	—
Gain on sales of assets	(25,421)		—	(20,729)
Operating income	$24,217		$2,369	$22,514

a.	Includes the results of the The Oaks at Lakeway through February 21, 2017 (see Note 11).

b.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 11).

c.	Relates to the sale of The Oaks at Lakeway (see Note 11).

Rental Revenue.  Rental revenue primarily includes revenue from the office and retail space at the W Austin Hotel & Residences, Barton Creek Village, Santal Phase I, The Oaks at Lakeway (which was sold in February 2017), and Parkside Village and 5700 Slaughter, which were both sold in 2015. The decrease in rental revenue in 2017, compared with 2016, primarily reflects the sales of The Oaks at Lakeway in February 2017, partly offset by an increase in revenue from Santal Phase I. The increase in rental revenue in 2016, compared with 2015, primarily reflects rental revenues from The Oaks at Lakeway and Santal Phase I, partially offset by a decrease related to the sales of Parkside Village and 5700 Slaughter.

Rental Cost of Sales.  Rental costs of sales, excluding depreciation, totaled $4.8 million in 2017, compared with $4.9 million in 2016 and $2.8 million in 2015. The decrease in rental costs in 2017, compared with 2016, primarily reflects the sale of The Oaks at Lakeway, mostly offset by increased operating expenses associated with Santal Phase I. The increase in rental costs in 2016, compared with 2015, primarily reflects increased operating costs relating to The Oaks at Lakeway and Santal Phase I, partially offset by a decrease in operating expenses related to the sales of Parkside Village and 5700 Slaughter.

Depreciation. Depreciation costs totaled $2.7 million in 2017, compared with $3.1 million in 2016 and $1.6 million in 2015. The decrease in 2017, compared with 2016, primarily reflects lower depreciation costs associated with The Oaks at Lakeway, partially offset by higher depreciation costs associated with Santal Phase I. The increase in 2016, compared with 2015, primarily reflects higher depreciation costs relating to The Oaks at Lakeway and Santal Phase I.

Gain on Sales of Assets. During 2017, we recorded a $25.4 million gain on the sales of assets, primarily related to the sale of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. During 2015, we recorded a $13.6 million gain on the sale of Parkside Village and a $7.1 million gain on the sale of 5700 Slaughter.

Hotel
The following table summarizes our Hotel results for the years ended December 31 (in thousands):

	2017	2016	2015
Hotel revenue	$38,681	$40,727	$41,651
Hotel cost of sales, excluding depreciation	28,584	29,248	30,789
Depreciation	3,544	3,421	5,797
Operating income	$6,553	$8,058	$5,065

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $253 in 2017, compared with $259 in 2016 and $279 in 2015. In 2015 and 2016, over 2,600 new hotel rooms were added to the Austin hotel market, and approximately 600 more rooms were added in 2017. The increase in competition from several newly completed hotels in the downtown Austin area, including the anticipated opening of additional rooms during 2018, is expected to impact hotel revenues.

Hotel Cost of Sales. Hotel operating costs totaled $28.6 million in 2017, $29.2 million in 2016 and $30.8 million in 2015. Lower costs in 2017, compared with 2016 and 2015, primarily reflect lower variable costs related to lower revenue.

Hotel Depreciation. Hotel depreciation totaled $3.5 million in 2017. Hotel depreciation decreased to $3.4 million in 2016, compared to $5.8 million in 2015, primarily reflecting certain furniture and equipment being fully depreciated as of December 31, 2015.

Entertainment
The following table summarizes our Entertainment results for the years ended December 31 (in thousands):

	2017	2016	2015
Entertainment revenue	$23,232	$19,705	$19,800
Entertainment cost of sales, excluding depreciation	17,719	15,698	15,426
Depreciation	1,523	1,461	1,288
Gain on sale of assets	(55)	—	—
Operating income	$4,045	$2,546	$3,086

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live, as well as the results of the Stageside Productions joint venture with Pedernales Entertainment LLC. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenue increased in 2017, compared with 2016 and 2015, primarily reflecting higher ticket sales at ACL Live from headliners such as Dave Chappelle and Louis CK, and growing visibility of our 3TEN ACL Live venue, which opened in March 2016.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance, for the years ended December 31.

	2017	2016	2015
ACL Live
Events:
Events hosted	224	223	210
Estimated attendance	297,100	237,000	245,000
Ancillary net revenue per attendee	$40.47	$46.21	$44.89
Ticketing:
Number of tickets sold	221,340	175,023	168,506
Gross value of tickets sold (in thousands)	$13,392	$9,679	$11,191

3TEN ACL Live[a]
Events:
Events hosted	228	162	—
Estimated attendance	40,600	25,500	—
Ancillary net revenue per attendee	$42.02	$35.19	—
Ticketing:
Number of tickets sold	18,770	12,777	—
Gross value of tickets sold (in thousands)	$430	$289	—

a.	This venue opened in March 2016.

Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $17.7 million in 2017, compared with $15.7 million in 2016 and $15.4 million in 2015. Entertainment costs were higher in 2017, compared with 2016 and 2015, primarily reflecting higher production costs for larger events.

Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 10) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $11.4 million in 2017, $12.2 million in 2016 and $8.1 million in 2015. Beginning January 1, 2016, general and administrative expenses are managed on a consolidated basis and are not allocated to our operating segments. The segment disclosures for 2015 have been recast to be consistent with 2016. Costs were higher for 2016, compared with 2017 and 2015, primarily reflecting higher legal and consulting fees mainly because of $3.1 million associated with Stratus' successful proxy contest and review of strategic alternatives. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net.  Interest costs (before capitalized interest) totaled $12.6 million in 2017, $15.7 million in 2016 and $9.5 million in 2015. The decrease in interest costs in 2017, compared with 2016, primarily reflects lower average debt balances resulting from repayment of the loan for The Oaks at Lakeway after its sale in February 2017. The increase in interest expense in 2016, compared with 2015, primarily reflects higher average debt balances associated with refinancing the W Austin Hotel & Residences and higher interest rates.

Capitalized interest totaled $5.9 million in 2017, $6.3 million in 2016 and $5.5 million in 2015, and is primarily related to development activities at Barton Creek in 2017, and development activities at Barton Creek and The Oaks at Lakeway in 2016 and 2015.

Gain (Loss) on Interest Rate Derivative Instruments. We recorded gains of $0.3 million in 2017 and $0.2 million in 2016 associated with changes in the fair value of our interest rate derivative instruments. In 2015, we recorded a loss of $(0.7) million associated with the recognition of cumulative changes in the fair value of our interest rate swap agreement because it no longer qualified for hedge accounting treatment and changes in the fair value of our interest rate cap agreement. See Note 5 for further discussion.

Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million in 2017 associated with the repayment of The Oaks at Lakeway Loan and $0.8 million in 2016 related to the repayment of the Bank of America loan with the proceeds from the Goldman Sachs loan.

Equity in Unconsolidated Affiliates' (Loss) Income.  We account for our interests in our unconsolidated affiliates, primarily Crestview Station, using the equity method. Our equity in the net income (loss) of these entities totaled less than $(0.1) million in 2017, $0.1 million in 2016 and $(1.3) million in 2015. The loss in 2015 primarily reflects operating losses at two of these affiliates.

(Provision for) Benefit from Income Taxes.  We recorded a (provision for) benefit from income taxes of $(13.9) million in 2017, $2.8 million in 2016 and $(5.6) million in 2015. Each period also includes the Texas state margin tax. The difference between our consolidated effective income tax rate for 2017 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to a $7.6 million charge to reduce the carrying amount of deferred tax assets based on lower federal corporate tax rates associated with U.S. tax reform (see Note 7). The difference between our consolidated effective income tax rate for 2016 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to the Texas state margin tax. The difference between our consolidated effective income tax rate for 2015 and the U.S. federal statutory income tax rate of 35 percent was primarily attributable to state margin taxes, partially offset by the tax effect of income attributable to non-controlling interests.

Net Income Attributable to Noncontrolling Interests in Subsidiaries.  Net income attributable to noncontrolling interests in subsidiaries totaled $5.4 million in 2015 and primarily related to our former joint venture partner's interest in the W Austin Hotel & Residences project (see Note 2).

DISCONTINUED OPERATIONS

In 2012, we sold 7500 Rialto, an office building in Lantana. In connection with the sale, we recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released and we recognized the deferred gain totaling $5.0 million ($3.2 million to net income attributable to common stockholders) in 2015.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See "Business Strategy and Related Risks" for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash provided by (used in) operating activities totaled $10.3 million in 2017, $(3.7) million in 2016 and $(1.8) million in 2015. Expenditures for purchases and development of real estate properties totaled $14.4 million in 2017, $14.6 million in 2016 and $26.2 million in 2015 primarily related to the development of our Barton Creek properties. The increase in accounts payable, accrued liabilities and other primarily relates to increased development activity in 2017. During 2017, we also paid $2.2 million of the $2.5 million profit participation due to HEB as a result of the sale of The Oaks at Lakeway.

We received MUD reimbursements relating to substantially all of the infrastructure costs incurred to date in Barton Creek, totaling $13.8 million in 2017, $12.3 million in 2016 and $5.3 million in 2015. In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD, which will provide an opportunity for us to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with our development of the Magnolia project.

Investing Activities. Cash provided by (used in) investing activities totaled $70.6 million in 2017, $(28.2) million in 2016 and $(12.6) million in 2015. The year 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway, and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. The year 2015 included $43.3 million in proceeds from the sales of the Parkside Village and 5700 Slaughter commercial properties. Capital expenditures totaled $34.1 million in 2017, primarily related to the development of Lantana Place, Santal Phase II, West Killeen Market and Jones Crossing. Capital expenditures totaled $28.2 million in 2016 and $55.2 million in 2015, and primarily included costs to develop Leasing Operations' properties related to Santal Phase I and The Oaks at Lakeway projects.

In 2017, Stratus also made payments totaling $2.2 million under its master lease obligations associated with the sale of The Oaks at Lakeway. The use of cash for site development escrow deposit and other, net during the year 2017, primarily relates to restricted cash associated with the Jones Crossing project.

Financing Activities. Cash (used in) provided by financing activities totaled $(79.8) million in 2017, $28.5 million in 2016 and $1.8 million in 2015. Net repayments on the Comerica Bank credit facility totaled $20.8 million in 2017, compared with net borrowings of $13.4 million in 2016 and $10.1 million in 2015. Net repayments on other project and term loans totaled $49.0 million in 2017, primarily for The Oaks at Lakeway term loan, compared with net borrowings of $16.8 million in 2016 and $56.6 million in 2015. In 2016, we used $150 million of borrowings under the Goldman Sachs loan to refinance our Bank of America loan ($129.5 million) for the W Austin Hotel & Residences. Other project borrowings in 2016 were primarily used to fund the development of the Santal Phase I and The Oaks at Lakeway projects. In 2015, we borrowed $32.3 million under project loans and $20.0 million under our Comerica credit facility, plus $9.7 million of cash that was used to purchase Canyon-Johnson's noncontrolling interest in the Block 21 Joint Venture for $62.0 million. Other project borrowings in 2015 were primarily associated with Santal Phase I and The Oaks at Lakeway projects. Noncontrolling interest distributions for the Parkside Village Joint Venture and the Block 21 Joint Venture totaled $4.2 million in 2015.

See Note 6 and “Credit Facility and Other Financing Arrangements” for a discussion of our outstanding debt at December 31, 2017.

On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share, which was paid on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the recent sale of The Oaks at Lakeway. The declaration of future dividends is at the discretion of our Board subject to the restrictions contained in our Comerica credit facility, which prohibit us from paying a dividend on our common stock without the bank's prior written consent. Comerica's approval of the special dividend declared in March 2017 is not indicative of the bank's willingness to approve future dividends.

In 2013, our Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2017, 2016 or 2015. As of December 31, 2017, a total of 991,695 shares of our common stock remain available under this program. Our ability to repurchase shares of our common stock is restricted by the terms of our Comerica credit facility, which prohibits us from repurchasing shares of our common stock without the bank's prior written consent.

Credit Facility and Other Financing Arrangements
At December 31, 2017, we had total debt of $221.5 million based on the principal amounts outstanding, compared with $291.1 million at December 31, 2016. The principal amounts of our debt outstanding at December 31, 2017, consisted of the following:

•	$146.3 million under the Goldman Sachs loan.

•
$25.8 million under the $52.5 million Comerica credit facility, which is comprised of a $45.0 million revolving line of credit, $19.2 million of which was available at December 31, 2017, and a $7.5 million letters of credit tranche, against which $4.1 million was committed and $3.4 million was available at December 31, 2017.

•	$32.1 million under the construction loan to fund Phase I of the multi-family development in Section N of Barton Creek (the Santal Phase I loan).

•	$5.3 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$5.5 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•
$5.1 million under the construction loan with Southside Bank to finance the development and construction of Phases 1 and 2, the retail component, of Jones Crossing (the Jones Crossing construction loan).

•	$3.4 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

No amounts have been drawn under the construction loan with Southside Bank to finance the development and construction of the initial phase of Lantana Place, nor under the agreement with Comerica Bank to finance the development and construction of Santal Phase II.

Several of our financing instruments contain customary financial covenants. The Comerica credit facility, the Santal Phase I and Phase II loans, the Amarra Villas credit facility and the West Killeen Market construction loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Comerica credit facility also includes a requirement that we obtain Comerica's prior written consent for any common stock repurchases or dividend payments. As of December 31, 2017, Stratus' total stockholders' equity was $127.3 million and Stratus was in compliance with all financial covenants. See Note 6 for further discussion of our outstanding debt as of December 31, 2017.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2017 (in thousands):

	2018		2019	2020		2021	2022	Thereafter		Total
Goldman Sachs loan	$2,086		$2,207	$2,313		$2,470	$2,613	$134,636		$146,325
Santal Phase I loan	—		—	32,133	[a]	—	—	—		32,133
Comerica credit facility	25,765	[b]	—	—		—	—	—		25,765
Amarra Villas credit facility	—		5,342	—		—	—	—		5,342
West Killeen Market construction loan	—		—	—		—	5,544	—		5,544
Barton Creek Village term loan	100		105	109		114	119	2,877		3,424
Jones Crossing construction loan	—		—	—		—	—	5,066	—	5,066
Total	$27,951		$7,654	$34,555		$2,584	$8,276	$142,579		$223,599

a.	Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

b.	On November 7, 2017, Stratus extended the maturity by one year to November 30, 2018 (see Note 6).

The following table summarizes our contractual cash obligations, other than debt, as of December 31, 2017 (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Scheduled interest payment obligations[a]	$14,910	$4,236	$5,045	$2,723	$2,906
Construction contracts	47,497	47,497	—	—	—
Operating lease obligations	113,090	372	808	865	111,045
Total	$175,497	$52,105	$5,853	$3,588	$113,951

a.	Scheduled interest payments were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2017, for variable-rate debt.

Not reflected in the table above are the master lease obligations entered into in conjunction with the sale of The Oaks at Lakeway. As more fully explained in Note 11, the master lease payment obligation currently approximates $180 thousand per month and is expected to decline as vacant space is leased and the new leases are assigned to the purchaser. Stratus currently estimates its aggregate master lease payment obligation through 2022, the date all master leases are currently projected to be terminated, will total $6.9 million.

We had commitments under noncancelable contracts totaling $47.5 million at December 31, 2017.

We also had guarantees related to the W Austin Hotel & Residences at December 31, 2017 (see Note 6).

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

We also have an interest rate swap agreement with Comerica Bank that was previously designated as a cash flow hedge with changes in fair value recorded in other comprehensive income. The instrument effectively converted the variable rate portion of Parkside Village's loan from Comerica Bank (the Parkside Village loan) from one-month LIBOR to a fixed rate of 2.3 percent. On July 2, 2015, we completed the sale of the Parkside Village property and fully repaid the amount outstanding under the Parkside Village loan. We assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the liability balance of $0.6 million on July 2, 2015, was reclassified to the statement of operations as a loss on interest rate derivative instruments and future changes in the fair value of the instrument are being recorded in the statement of operations, including gains of $0.3 million in 2017 and $0.2 million in 2016, and a loss of $0.1 million in 2015. See Note 5 for further discussion.

At December 31, 2017, $73.9 million of our total principal amount of debt outstanding of $223.6 million bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $0.7 million.

NEW ACCOUNTING STANDARDS

Refer to Note 1 for discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 9 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding the implementation and potential results of our active development plan, and projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, including Amarra Drive lots and exploring opportunities to sell West Killeen Market and the retail complex in Barton Creek Village, leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, possible joint venture or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Under our Comerica credit facility, we are not permitted to pay dividends on common stock without Comerica’s prior written consent, which was obtained in connection with the special dividend paid in April 2017, but not required to be granted by Comerica in the future. The declaration of dividends is at the discretion of our Board, subject to restrictions under our Comerica credit facility, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board. Our discussion also contains forward-looking statements and estimates regarding the anticipated effects of U.S. tax reform. These statements and estimates are based on our current interpretation of this legislation, which may change as a result of additional implementation guidance, changes in assumptions, and potential future refinements of or revisions to calculations.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our Board considers acceptable, a decrease in the demand for real estate in the Austin, Texas area and other select Texas markets where Stratus operates, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017 and to assign such leases to the purchaser and remove the corresponding property from the master leases, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company's management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company's management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stratus Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stratus Properties Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2018, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKM Sowan Horan, LLP

Austin, Texas
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stratus Properties Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2018, expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKM Sowan Horan, LLP

We have served as the Company’s auditor since 2010

Austin, Texas
March 16, 2018

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$14,611	$13,597
Restricted cash	24,779	11,892
Real estate held for sale	22,612	21,236
Real estate under development	118,484	111,373
Land available for development	14,804	19,153
Real estate held for investment, net	188,390	239,719
Deferred tax assets	11,461	17,223
Other assets	10,852	17,982
Total assets	$405,993	$452,175

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$22,809	$6,734
Accrued liabilities, including taxes	13,429	13,240
Debt	221,470	291,102
Deferred gain	11,320	—
Other liabilities	9,575	10,073
Total liabilities	278,603	321,149

Commitments and contingencies (Notes 6, 9 and 11)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,250 and 9,203 shares issued, respectively and
8,134 and 8,098 shares outstanding, respectively	93	92
Capital in excess of par value of common stock	185,395	192,762
Accumulated deficit	(37,121)	(41,143)
Common stock held in treasury, 1,117 shares and 1,105 shares
at cost, respectively	(21,057)	(20,760)
Total stockholders’ equity	127,310	130,951
Noncontrolling interests in subsidiaries	80	75
Total equity	127,390	131,026
Total liabilities and equity	$405,993	$452,175
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Real estate operations	$11,001	$10,719	$14,277
Leasing operations	7,981	9,682	5,641
Hotel	38,360	40,418	41,346
Entertainment	22,998	19,522	19,607
Total revenues	80,340	80,341	80,871
Cost of sales:
Real estate operations	10,378	9,702	10,425
Leasing operations	4,797	4,903	2,772
Hotel	28,478	29,090	30,702
Entertainment	17,121	15,223	15,169
Depreciation	7,853	8,082	8,743
Total cost of sales	68,627	67,000	67,811
General and administrative expenses	11,401	12,164	8,057
Profit participation in sale of The Oaks at Lakeway	2,538	—	—
Gain on sales of assets	(25,463)	—	(20,729)
Total	57,103	79,164	55,139
Operating income	23,237	1,177	25,732
Interest expense, net	(6,742)	(9,408)	(4,065)
Gain (loss) on interest rate derivative instruments	293	218	(724)
Loss on early extinguishment of debt	(532)	(837)	—
Other income, net	1,581	21	309
Income (loss) before income taxes and equity in unconsolidated affiliates' (loss) income	17,837	(8,829)	21,252
Equity in unconsolidated affiliates' (loss) income	(49)	51	(1,299)
(Provision for) benefit from income taxes	(13,904)	2,779	(5,576)
Income (loss) from continuing operations	3,884	(5,999)	14,377
Income from discontinued operations, net of taxes	—	—	3,218
Net income (loss)	3,884	(5,999)	17,595
Net income attributable to noncontrolling interests in subsidiaries	(5)	—	(5,418)
Net income (loss) attributable to common stockholders	$3,879	$(5,999)	$12,177

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.48	$(0.74)	$1.11
Discontinued operations	—	—	0.40
Basic net income (loss) per share attributable to common stockholders	$0.48	$(0.74)	$1.51

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.47	$(0.74)	$1.11
Discontinued operations	—	—	0.40
Diluted net income (loss) per share attributable to common stockholders	$0.47	$(0.74)	$1.51

Weighted-average shares of common stock outstanding:
Basic	8,122	8,089	8,058
Diluted	8,171	8,089	8,091

Dividends declared per share of common stock	$1.00	$—	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Years Ended December 31,
	2017	2016	2015

Net income (loss)	$3,884	$(5,999)	$17,595

Other comprehensive income, net of taxes:
Income on interest rate swap agreement	—	—	458
Other comprehensive income	—	—	458

Total comprehensive income (loss)	3,884	(5,999)	18,053
Total comprehensive income attributable to noncontrolling interests	(5)	—	(5,597)
Total comprehensive income (loss) attributable to common stockholders	$3,879	$(5,999)	$12,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flow from operating activities:
Net income (loss)	$3,884	$(5,999)	$17,595
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	7,853	8,082	8,743
Cost of real estate sold	5,774	4,899	6,465
Gain on sale of 7500 Rialto, net of tax	—	—	(3,218)
Gain on sales of assets	(25,463)	—	(20,729)
U.S. tax reform charge	7,580	—	—
(Gain) loss on interest rate derivative contracts	(293)	(218)	724
Loss on early extinguishment of debt	532	837	—
Debt issuance cost amortization and stock-based compensation	1,573	1,681	1,436
Equity in unconsolidated affiliates' loss (income)	49	(51)	1,299
(Decrease) increase in deposits	(1,322)	584	450
Deferred income taxes, excluding U.S. tax reform charge	(1,675)	(1,894)	2,118
Purchases and development of real estate properties	(14,395)	(14,575)	(26,237)
Municipal utility districts reimbursements	13,799	12,302	5,307
Decrease (increase) in other assets	2,231	(6,211)	(2,983)
Increase (decrease) in accounts payable, accrued liabilities and other	10,126	(3,157)	7,240
Net cash provided by (used in) operating activities	10,253	(3,720)	(1,790)

Cash flow from investing activities:
Capital expenditures	(34,079)	(28,215)	(55,178)
Net proceeds from sales of assets	117,261	—	43,266
Payments on master lease obligations	(2,196)	—	—
Site development escrow deposit and other, net	(10,405)	(32)	(678)
Net cash provided by (used in) investing activities	70,581	(28,247)	(12,590)

Cash flow from financing activities:
Borrowings from credit facility	47,200	32,969	42,326
Payments on credit facility	(67,981)	(19,573)	(32,263)
Borrowings from project loans	15,793	179,957	99,670
Payments on project and term loans	(64,761)	(163,120)	(43,096)
Purchase of noncontrolling interest	—	—	(61,991)
Cash dividend paid	(8,133)	—	—
Stock-based awards net (payments) proceeds	(235)	(368)	1,634
Noncontrolling interests distributions	—	—	(4,244)
Financing costs	(1,703)	(1,337)	(265)
Net cash (used in) provided by financing activities	(79,820)	28,528	1,771
Net increase (decrease) in cash and cash equivalents	1,014	(3,439)	(12,609)
Cash and cash equivalents at beginning of year	13,597	17,036	29,645
Cash and cash equivalents at end of year	$14,611	$13,597	$17,036
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock					Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Accum- ulated Other Compre-hensive Loss	Number of Shares	At Cost	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2014	9,116	$91	$204,269	$(47,321)	$(279)	1,081	$(20,317)	$136,443	$38,643	$175,086
Exercised and issued stock-based awards	44	—	32	—	—	—	—	32	—	32
Stock-based compensation	—	—	528	—	—	—	—	528	—	528
Tax benefit for stock-based awards	—	—	1,746	—	—	—	—	1,746	—	1,746
Tender of shares for stock-based awards	—	—	—	—	—	12	(153)	(153)	—	(153)
Noncontrolling interests distributions	—	—	—	—	—	—	—	—	(4,244)	(4,244)
Purchase of noncontrolling interest in consolidated subsidiary, net of taxes	—	—	(14,453)	—	—	—	—	(14,453)	(39,921)	(54,374)
Total comprehensive income	—	—	—	12,177	279	—	—	12,456	5,597	18,053
Balance at December 31, 2015	9,160	91	192,122	(35,144)	—	1,093	(20,470)	136,599	75	136,674
Exercised and issued stock-based awards	43	1	(1)	—	—	—	—	—	—	—
Stock-based compensation	—	—	719	—	—	—	—	719	—	719
Tax provision for stock-based awards	—	—	(78)	—	—	—	—	(78)	—	(78)
Tender of shares for stock-based awards	—	—	—	—	—	12	(290)	(290)	—	(290)
Total comprehensive loss	—	—	—	(5,999)	—	—	—	(5,999)	—	(5,999)
Balance at December 31, 2016	9,203	92	192,762	(41,143)	—	1,105	(20,760)	130,951	75	131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	—	143	—	143
Cash dividend	—	—	(8,221)	—	—	—	—	(8,221)	—	(8,221)
Exercised and issued stock-based awards	47	1	62	—	—	—	—	63	—	63
Stock-based compensation	—	—	792	—	—	—	—	792	—	792
Tender of shares for stock-based awards	—	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive income	—	—	—	3,879	—	—	—	3,879	5	3,884
Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	$—	1,117	$(21,057)	$127,310	$80	$127,390
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi-family and single-family residential real estate properties, primarily located in the Austin, Texas area, and also projects in certain other select markets in Texas. The real estate development and marketing operations of Stratus are conducted primarily through its wholly owned subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Concentration of Risks.  Stratus primarily conducts its operations in Austin, Texas. Consequently, any significant economic downturn in the Austin market could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred taxes and related valuation allowances; income taxes; allocation of certain indirect costs; and asset lives for depreciation. Actual results could differ from those estimates.

Cash and cash equivalents. Stratus considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Real Estate and Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs incurred through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venue at the W Austin Hotel & Residences and Stratus' Leasing Operations assets, is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for use, sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized for properties currently under active development. Stratus capitalizes improvements that increase the value of Leasing Operations properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

Stratus performs an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), significant budget overruns for properties under development, and current period or projected operating cash flow losses from properties held for investment. Impairment tests for properties held for investment and properties under development, involve the use of estimated future net undiscounted cash flows expected to be generated from the operation of the property and its eventual disposition. If projected undiscounted cash flow is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required.

Stratus recorded no impairment charges for the three-year period ended December 31, 2017. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Properties associated with Leasing Operations are depreciated on a straight-line basis over their estimated lives of 30 to 40 years. The hotel and entertainment venue properties are depreciated on a straight-line basis over their estimated lives of 35 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a 3 to 15-year period. Tenant improvements are depreciated over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $7.4 million at December 31, 2017, and $7.6 million at December 31, 2016.

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

A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Hotel	$38,360	$40,418	$41,346
Entertainment	22,998	19,522	19,607
Developed property sales	10,286	10,223	12,320
Leasing Operations	7,981	9,682	5,641
Undeveloped property sales	544	73	1,175
Commissions and other	171	423	782
Total revenues	$80,340	$80,341	$80,871

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Hotel	$28,478	$29,090	$30,702
Entertainment	17,121	15,223	15,169
Depreciation	7,853	8,082	8,743
Leasing Operations	4,797	4,903	2,772
Project expenses and allocation of overhead costs (see below)	4,343	4,473	3,546
Cost of developed property sales	3,890	5,156	6,386
Other, net	1,793	18	(71)
Cost of undeveloped property sales	352	55	564
Total cost of sales	$68,627	$67,000	$67,811

Allocation of Overhead Costs.  Stratus allocates a portion of its overhead costs to both capitalized real estate costs and cost of sales based on the percentage of time certain employees worked in the related areas (i.e. costs of construction and development activities are capitalized to real estate under development, and costs of project management, sales and marketing activities are charged to expense as cost of sales). Stratus capitalizes only direct and certain indirect project costs associated with the acquisition, development and construction of a real estate project. Indirect costs include allocated costs associated with certain pooled resources (such as office supplies, telephone and postage) which are used to support Stratus’ development projects, as well as general and administrative functions. Allocations of pooled resources are based only on those employees directly responsible for development (i.e., project managers and subordinates). Stratus charges to expense indirect costs that do not clearly relate to a real estate project, such as all salaries and costs related to its Chief Executive Officer and Chief Financial Officer.

Municipal Utility District Reimbursements.  Stratus capitalizes infrastructure costs and receives Barton Creek municipal utility district (MUD) reimbursements for certain infrastructure costs incurred in the Barton Creek area. MUD reimbursements received for infrastructure projects are recorded as a reduction of the related asset’s carrying amount or cost of sales if the property has been sold. Stratus has long-term agreements with seven independent MUDs in Barton Creek to build the MUDs’ utility systems and to be eligible for future reimbursements for the related costs.

In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD which will provide an opportunity for Stratus to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with its development of the Magnolia project, an HEB Grocery Company, L.P. (HEB)-anchored retail project planned for 351,000 square feet of commercial space.

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $1.0 million in 2017 and $0.9 million in both 2016 and 2015.

Income Taxes.  Stratus accounts for deferred income taxes under an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by currently enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income or loss in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. See Note 7 for further discussion.

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

	Years Ended December 31,
	2017		2016		2015
Income (loss) from continuing operations	$3,884		$(5,999)		$14,377
Income from discontinued operations, net of taxes	—		—		3,218
Net income (loss)	$3,884		$(5,999)		$17,595
Net income attributable to noncontrolling interests in subsidiaries	(5)		—		(5,418)
Net income (loss) attributable to Stratus common stockholders	$3,879		$(5,999)		$12,177

Basic weighted-average shares of common stock outstanding	8,122		8,089		8,058

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	49	[a]	—	[b]	33	[a]

Diluted weighted-average shares of common stock outstanding	8,171		8,089		8,091

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.48		$(0.74)		$1.11
Discontinued operations	—		—		0.40
Basic net income (loss) per share attributable to common stockholders	$0.48		$(0.74)		$1.51

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.47		$(0.74)		$1.11
Discontinued operations	—		—		0.40
Diluted net income (loss) per share attributable to common stockholders	$0.47		$(0.74)		$1.51

a.	Excludes approximately 26 thousand shares of common stock for both 2017 and 2015 associated with anti-dilutive RSU's.

b.
Excludes approximately 125 thousand shares of common stock for 2016 associated with outstanding stock options with exercise prices less than the average market price of Stratus' common stock, and RSUs that were anti-dilutive.

Stock-Based Compensation.  Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value of RSUs and performance based RSUs is based on Stratus' stock price on the date of grant. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. See Note 8 for further discussion.

New Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that provides a single comprehensive revenue recognition model, which will replace most existing revenue recognition guidance, and also requires expanded disclosures. The core principle of the model is that revenue is recognized when control of goods or services has been transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. Stratus adopted this ASU January 1, 2018, and will apply the modified retrospective approach under which any cumulative effect adjustment would be recorded to retained earnings as of the adoption date. Stratus has substantially completed its review of the impact of this guidance and does not expect the application of this guidance to have a material impact on its financial statements or on its revenue recognition policies or processes. Stratus continues to review the impact of the new guidance on its financial reporting and disclosures.

In January 2016, FASB issued an ASU that amends the current guidance on the classification and measurement of financial instruments. This ASU makes limited changes to existing guidance and amends certain disclosure requirements. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2017. Stratus adopted this ASU effective January 1, 2018, and adoption did not have a material impact on its financial statements.

In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. This ASU allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. This ASU must be applied using the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Stratus is currently evaluating the impact this guidance will have on its financial statements.

In March 2016, the FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. Stratus adopted this ASU effective January 1, 2017, on a modified retrospective basis and recorded a cumulative effect adjustment of $143 thousand to its 2017 opening accumulated deficit balance.

NOTE 2. JOINT VENTURES WITH CANYON-JOHNSON URBAN FUND II, L.P., AND PEDERNALES ENTERTAINMENT, LLC
On September 28, 2015, Stratus completed the purchase of Canyon-Johnson Urban Fund II, L.P.'s (Canyon-Johnson) approximate 58 percent interest in the CJUF II Stratus Block 21, LLC joint venture (the Block 21 Joint Venture), which owns a 36-story mixed-use development in downtown Austin, Texas, anchored by the W Austin Hotel & Residences (the W Austin Hotel & Residences), for $62.0 million. Stratus’ purchase of Canyon-Johnson’s interest was based on a total project gross price of approximately $210 million, before considering approximately $22.8 million of cash and cash equivalents held by the Block 21 Joint Venture and acquired by Stratus in its purchase of Canyon-Johnson’s interest.

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

NOTE 3. JOINT VENTURE WITH LCHM HOLDINGS, LLC
Stratus had a joint venture (the Parkside Village Joint Venture) with LCHM Holdings, LLC (LCHM Holdings). Stratus’ capital contributions to the Parkside Village Joint Venture totaled $3.1 million, which consisted of a 23.03 acre tract of land located in Austin, Texas, the related property and development agreements for the land and other project costs incurred by Stratus before February 28, 2011. On July 2, 2015, Stratus completed the sale of Parkside Village and recognized a pre-tax gain of $13.5 million.

NOTE 4. REAL ESTATE, NET
Stratus' consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2017	2016
Real estate held for sale:
Developed lots, townhomes and condominium units	$22,612	$21,236

Real estate under development:
Acreage, multi-family units, commercial square footage and townhomes	118,484	111,373

Land available for development:
Undeveloped acreage	14,804	19,153

Real estate held for investment:
Barton Creek Village	5,075	6,092
The Oaks at Lakeway	—	54,839
Santal Phase I	38,023	37,848
West Killeen Market	8,818	—
W Austin Hotel & Residences
Hotel	111,808	111,479
Entertainment venue	42,687	42,382
Office and retail	19,515	19,700
Furniture, fixtures and equipment	1,290	1,223
Total	227,216	273,563
Accumulated depreciation	(38,826)	(33,844)
Total real estate held for investment, net	188,390	239,719
Total real estate, net	$344,290	$391,481

Real estate held for sale. Developed lots, Amarra Villas townhomes and condominium units include individual tracts of land that have been developed and permitted for residential use, developed lots with homes already built on them or condominium units at the W Austin Hotel & Residences. As of December 31, 2017, Stratus owned 50 developed units, 2 condominium units at the W Austin Hotel & Residences and 4 townhomes in Amarra Villas.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes the second phase of the Santal multi-family project, Lantana Place, Jones Crossing in College Station, Texas, Amarra Villas townhomes under construction and planned, and homes under construction or planned on four lots in Amarra Drive Phase III.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2017, included land primarily in Austin, Texas, permitted for residential and commercial development.

Real estate held for investment. The first phase of Barton Creek Village includes a 22,366-square-foot retail complex, which was 100 percent leased at December 31, 2017. In February 2017, Stratus completed the sale of The Oaks at Lakeway for $114.0 million (see Note 11 for further discussion). The Santal Phase I multi-family project is a garden-style apartment complex consisting of 236 units. Construction was completed in August 2016, and approximately 95 percent of the 236 units were leased at December 31, 2017. The West Killeen Market project includes 44,000 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016 and was completed in June 2017, and the HEB store opened in April

2017. As of December 31, 2017, leases for approximately 60 percent of the space at West Killeen Market have been executed and leasing activities for the remaining space continues.

The W Austin Hotel & Residences includes a 251-room hotel, 38,316 square feet of leasable office space, including 9,000 square feet occupied by Stratus' corporate office, and 18,327 square feet of retail space, including the 3TEN ACL Live venue, which opened in March 2016 and has a capacity of approximately 350 people. As of December 31, 2017, both the office and retail space were substantially fully occupied. The W Austin Hotel & Residences also includes entertainment space, occupied by ACL Live, an entertainment venue and production studio with a maximum capacity of 3,000 people.

Capitalized interest. Stratus recorded capitalized interest of $5.9 million in 2017, $6.3 million in 2016 and $5.5 million in 2015.

NOTE 5. FAIR VALUE MEASUREMENTS
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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$221,470	$224,632	$291,102	$293,620
Interest rate swap agreement	134	134	427	427

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. On December 13, 2013, the Parkside Village Joint Venture entered into a 10-year interest rate swap agreement with Comerica Bank that Stratus had designated as a cash flow hedge with changes in fair value of the instrument recorded in other comprehensive income (loss). The instrument effectively converted the variable rate portion of the Parkside Village Joint Venture's loan from Comerica Bank (the Parkside Village loan) from the one-month London Inter-bank Offered Rate (LIBOR) to a fixed rate of 2.3 percent. In connection with the sale of the Parkside Village property on July 2, 2015, Stratus fully repaid the amount outstanding under the Parkside Village loan. Stratus assumed the interest rate swap agreement and, as a result, the instrument no longer qualifies for hedge accounting. Accordingly, the accumulated other comprehensive loss balance of $0.6 million on July 2, 2015, was reclassified to the Consolidated Statement of Operations as a loss on interest rate derivative instruments, and changes in the fair value of the instrument are being recorded in the Consolidated Statements of Operations. The Consolidated Statements of Operations include gains on interest rate derivative instruments of $0.3 million in 2017 and $0.2 million in 2016. Stratus also evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

NOTE 6. DEBT
Stratus' debt follows (in thousands):

	December 31,
	2017	2016
Goldman Sachs loan,
average interest rate of 5.58% in 2017 and 2016	$145,195	$147,025
Lakeway Construction loan,
average interest rate of 3.24% in 2016	—	57,912
Comerica Bank credit facility,
average interest rate of 5.96% in 2017 and 6.00% in 2016	25,765	46,547
Santal Phase I construction loan,
average interest rate of 3.74% in 2017 and 2.98% in 2016	31,864	30,286
Barton Creek Village term loan,
average interest rate of 4.19% in 2017 and 2016	3,375	5,555
Amarra Villas credit facility,
average interest rate of 4.12% in 2017 and 3.54% in 2016	5,247	3,777
West Killeen Market construction loan,
average interest rate of 3.89% in 2017	5,378	—
Jones Crossing construction loan
average interest rate of 4.56% in 2017	4,646	—
Total debt[a]	$221,470	$291,102
a. Includes net reductions for unamortized debt issuance costs of $2.1 million at December 31, 2017, and $2.2 million at December 31, 2016. Debt issuance costs are amortized using the straight-line method over the term of the related debt, which approximates the effective interest method, to interest expense.

Goldman Sachs loan. On January 5, 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Goldman Sachs loan) with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Stratus used the proceeds from the Goldman Sachs loan to fully repay its existing obligations under Stratus' term loan with Bank of America, N.A. (the BoA loan) and the $20.0 million Comerica Bank term loan included as part of the Comerica Bank credit facility. In connection with prepayment of the BoA loan, Stratus recorded a loss on early extinguishment of debt totaling $0.8 million in 2016.

The obligations of Stratus Block 21, LLC (Block 21), a wholly-owned subsidiary of Stratus and borrower under the Goldman Sachs loan, are secured by all assets owned from time to time by Block 21. Additionally, certain obligations of Block 21 under the Goldman Sachs loan are guaranteed by Stratus, including environmental indemnification and other customary carve-out obligations. In connection with any acceleration of the Goldman Sachs loan, Block 21 must pay a yield maintenance premium in the amount of at least three percent of the amount of indebtedness prepaid. Prepayment of the Goldman Sachs loan is not permitted except for certain prepayments resulting from casualty or condemnation and in whole within 90 days of the maturity date.

Lakeway Construction loan. On September 29, 2014, a Stratus subsidiary entered into a $62.9 million construction loan agreement with PlainsCapital Bank (the Lakeway Construction loan) to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas. In February 2017, Stratus repaid the Lakeway Construction loan with proceeds from the sale of The Oaks at Lakeway (see Note 11).

Comerica Bank credit facility.  Stratus' borrowing capacity under the Comerica credit facility is $52.5 million, comprised of a $45.0 million revolving line of credit and a $7.5 million tranche for letters of credit. Prior to November 7, 2017, the interest rate applicable to amounts borrowed under the Comerica credit facility was LIBOR plus 4.0 percent, with a minimum interest rate of 6.0 percent. As of November 2017, the interest rate applicable to amounts borrowed under each tranche is equal to an annual rate of LIBOR plus 4.0 percent, with no minimum. In August 2017, Stratus extended the maturity date of this credit facility from August 31, 2017, to November 30, 2017, and in November 2017, further extended the maturity date by one year to November 30, 2018. Stratus is continuing to negotiate a modification and a longer-term extension of the credit facility with Comerica Bank. The Comerica Bank credit facility is secured by substantially all of Stratus' assets except for properties that are encumbered by separate debt financing. The Comerica Bank credit facility contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million and a requirement that Stratus obtain Comerica's prior written consent for any common stock repurchases or dividend payments. Additionally, the

Comerica Bank credit facility is cross-collateralized with Stratus' $59.2 million construction loan agreement with Comerica Bank (the Santal construction loans) to fund the development and construction of a multi-family development in Section N of Barton Creek, and with an $8.0 million stand-alone revolving credit facility with Comerica Bank (the Amarra Villas credit facility), the proceeds of which will be used for the construction of single family townhomes and related improvements at the Amarra Villas.

As of December 31, 2017, Stratus had $25.8 million outstanding under the $45.0 million revolving line of credit.

Santal Construction loans. On January 8, 2015, a Stratus subsidiary entered into a $34.1 million construction loan with Comerica Bank (Santal Phase I Loan) to fund the development and construction of Santal Phase I, a 236-unit, garden-style, multi-family development in Section N of Barton Creek, which was completed in August 2016. On September 11, 2017, the same Stratus subsidiary entered into an amended and restated construction loan agreement with Comerica Bank to increase the original commitment to $59.2 million, which includes $32.8 million for the Santal Phase I Loan and $26.4 million to finance the construction of Santal Phase II, a 212-unit garden style, multi-family, development located adjacent to Santal Phase I (Santal Phase II loan). Both the Santal Phase I and the Santal Phase II loans have a maturity date of September 11, 2020. As of December 31, 2017, a total of $31.9 million was drawn on the Santal Phase I loan and no amounts were drawn on the Santal Phase II loan. The interest rate applicable to the Santal Phase I loan is LIBOR plus 2.5 percent. The interest rate applicable to the Santal Phase II loan is LIBOR plus 3.0 percent. Payments of interest on each loan are due and payable monthly, through September 11, 2020. Outstanding amounts will be secured by Santal Phase I and Phase II and all subsequent improvements, including all leases and rents associated with the developments as well as related permits and other entitlements. The construction loan agreements and related documents contain affirmative and negative covenants usual and customary for loan agreements of this nature. Santal may extend the maturity of each loan for up to two additional 12-month periods subject to satisfaction of certain conditions, including a debt service coverage ratio of at least 1.10 to 1.00 on the date immediately preceding the commencement of the first extension period and 1.20 to 1.00 on the date immediately preceding the commencement of the second extension period. The Santal Phase I and Phase II loans contain customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million.

Barton Creek Village term loan. On June 27, 2014, Stratus entered into a $6.0 million term loan agreement with PlainsCapital Bank (the Barton Creek Village term loan), that matures on June 27, 2024. The interest rate is fixed at 4.19 percent and payments of principal and interest are due monthly. The Barton Creek Village term loan is secured by assets at Stratus' Barton Creek Village project, which had an aggregate net book value of $3.5 million at December 31, 2017. In February 2017, in connection with the sale of a portion of the property, Stratus prepaid $2.1 million of this loan.

Amarra Villas credit facility. On July 12, 2016, a Stratus subsidiary entered into the Amarra Villas credit facility. The Amarra Villas credit facility matures on July 12, 2019, and is secured by assets at Stratus’ 20-unit Villas at Amarra Drive townhome project (the Amarra Villas), which had a net book value of $10.9 million at December 31, 2017. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility is guaranteed by Stratus and contains financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million. Principal paydowns will be made as townhomes sell, and additional amounts will be borrowed as additional townhomes are constructed.

West Killeen Market Construction loan. On August 5, 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) for the construction of the West Killeen Market project. Interest on the loan is variable at one-month LIBOR plus 2.75 percent, with a minimum interest rate of 3.0 percent. Payments of interest only will be made monthly during the initial 42 months of the 72-month term, followed by 30 months of monthly principal and interest payments based on a 30-year amortization. Borrowings on the West Killeen Market loan are secured by assets at Stratus’ West Killeen Market retail project in Killeen, Texas, which had a net book value of $10.7 million at December 31, 2017, and are guaranteed by Stratus until construction is completed and certain customary debt service coverage ratios are met. The West Killeen Market loan contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders' equity balance of $110.0 million.

Lantana Place Construction loan. On April 28, 2017, a Stratus subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place loan) to finance the initial phase of Lantana Place, a 320,000-square-foot, mixed-use development project in southwest Austin, Texas. Construction of the first phase of Lantana Place began in June 2017. No amounts were drawn on the Lantana Place loan as of December 31, 2017. Interest is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only will be due and payable monthly, through November 1, 2020. The principal balance outstanding after November 1, 2020, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before April 28, 2023, and can be prepaid without penalty. Outstanding amounts will be secured by the Lantana Place project and all subsequent improvements, including all leases and rents associated with the development. The agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including but not limited to, a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 at all times beginning on December 31, 2019. Stratus will guarantee outstanding amounts under the loan until the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

Jones Crossing Construction loan. On September 1, 2017, a Stratus subsidiary entered into a $36.8 million construction loan with Southside Bank (the Jones Crossing loan) to finance construction of Phases 1 and 2, the retail component, of Stratus' Jones Crossing project, a new HEB-anchored, mixed use development in College Station, Texas. Construction of the initial two phases of the Jones Crossing project began in September 2017, and the HEB grocery store is expected to open in mid-2018. As of December 31, 2017, $5.1 million was drawn on the Jones Crossing loan. Interest is variable at one-month LIBOR plus 3.75 percent, subject to a minimum interest rate of 4.0 percent. Payments of interest are due and payable monthly through March 1, 2021. The principal balance of the loan outstanding after March 1, 2021, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before September 1, 2023. The loan is secured by the Jones Crossing project and all subsequent improvements, including all leases and rents associated with the development as well as related permits and other entitlements. The loan agreement and related documents contain affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 at all times beginning on March 31, 2020. Outstanding amounts under the loan are guaranteed by Stratus until Phases 1 and 2 of the Jones Crossing development are completed and the development is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter.

Maturities. The following table summarizes Stratus' debt maturities based on the principal amounts outstanding as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Goldman Sachs loan	$2,086	$2,207	$2,313	$2,470	$2,613	$134,636	$146,325
Santal Phase I loan[a]	—	—	32,133	—	—	—	32,133
Comerica Bank credit facility	25,765	—	—	—	—	—	25,765
Amarra Villas credit facility	—	5,342	—	—	—	—	5,342
West Killeen Market construction loan	—	—	—	—	5,544	—	5,544
Barton Creek Village term loan	100	105	109	114	119	2,877	3,424
Jones Crossing loan	—	—	—	—	—	5,066	5,066
Total	$27,951	$7,654	$34,555	$2,584	$8,276	$142,579	$223,599

a.	Stratus has the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

NOTE 7. INCOME TAXES
Stratus’ (provision for) benefit from income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current	$(7,998)	$806	$(3,458)
Deferred	(5,906)	1,973	(2,118)
(Provision for) benefit from income taxes	$(13,904)	$2,779	$(5,576)

Excess tax benefits related to option exercises and vesting of RSUs are required to be recognized as an income tax benefit and expense on the Consolidated Statements of Operations. During 2017, Stratus realized tax benefits of $0.2 million related to excess tax benefits on stock option exercises and RSUs vested.

The components of deferred income taxes follow (in thousands):

	December 31,
	2017	2016
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$10,179	$13,995
Alternative minimum tax credits (no expiration)	—	1,169
Employee benefit accruals	464	563
Accrued liabilities	53	80
Deferred income	81	5
Charitable contribution carryforward	—	185
Other assets	711	496
Net operating loss credit carryforwards	5	1,225
Other liabilities	(32)	(495)
Deferred tax assets, net	$11,461	$17,223

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The realization of the deferred tax assets recorded as of December 31, 2017, is primarily dependent upon Stratus' ability to generate future taxable income.

A reconciliation of the U.S. federal statutory tax rate to Stratus' effective income tax rate for the years ended December 31 follows (dollars in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (expense) benefit computed at the
federal statutory income tax rate	$(6,220)	(35)%	$3,072	(35)%	$(6,983)	(35)%
Adjustments attributable to:
Noncontrolling interests	(2)	—	—	—	1,896	9
Change in statutory rate	(7,580)	(42)	—	—	—	—
State taxes and other, net	(102)	(1)	(293)	3	(489)	(2)
(Provision for) benefit from income taxes	$(13,904)	(78)	$2,779	(32)	$(5,576)	(28)

Stratus paid federal income taxes and state margin taxes totaling $6.9 million in 2017, $1.7 million in 2016 and $2.0 million in 2015. Stratus received income tax refunds of $2.3 million in 2017, and less than $0.1 million in each of 2016 and 2015.

Uncertain Tax Positions. During the three years ended December 31, 2017, Stratus recorded unrecognized tax benefits related to state margin tax filing positions. A summary of the changes in unrecognized tax benefits follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at January 1	$773	$1,105	$1,160
Subtractions for tax positions related to prior years	(266)	(332)	(55)
Balance at December 31	$507	$773	$1,105

As of December 31, 2017, Stratus had $0.5 million of unrecognized tax benefits that if recognized would affect its annual effective tax rate. During 2018, approximately $0.3 million of unrecognized tax benefits could be recognized as a result of the expiration of statutes of limitations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its
Consolidated Statements of Operations. As of December 31, 2017, less than $0.1 million of interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2014, and state margin tax examinations for the years prior to 2013.

Tax Reform. The Tax Cuts and Jobs Act (the Act) enacted on December 22, 2017, includes significant changes to the U.S. Internal Revenue Code of 1986, as amended (the Code). The Act reduces the corporate income tax rate to 21 percent, eliminates the corporate alternative minimum tax, allows for immediate expensing of capital investments, and limits deductions of interest expense and executive compensation. While the Act is generally applicable for years after December 31, 2017, existing U.S. GAAP requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted.

Due to the significant and complex changes to the Code from the the Act, the U.S. Securities and Exchange Commission (SEC) issued staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” (SAB 118). SAB 118 provides a measurement period for up to one year for adjustments to be made to account for the effects of the Act. Stratus reflected the income tax effects of those aspects of the Act for which the accounting is complete. To the extent Stratus' accounting for certain income tax effects of the Act is incomplete but Stratus is able to determine a reasonable estimate, Stratus has recorded a provisional estimate in the financial statements.

The primary impact of the Act on Stratus relates to the re-measurement of deferred tax assets and liabilities resulting from the change in the U.S. corporate tax rate from 35 percent to 21 percent. In fourth-quarter 2017, Stratus recognized the change in the federal statutory rate and recorded a tax provision of approximately $7.6 million to reflect the impact on its deferred tax assets.

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS
Equity
Dividends. Stratus' Comerica Bank credit facility requires the bank's prior written consent to pay a dividend on Stratus' common stock. On March 15, 2017, the Board of Directors (the Board), after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share ($8.1 million), which was paid on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the sale of The Oaks at Lakeway. Comerica Bank’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends is at the discretion of the Board, subject to the restrictions under Stratus' Comerica Bank credit facility, and will depend on Stratus' financial results, cash requirements, projected compliance with covenants in its debt agreements, outlook and other factors deemed relevant by the Board.

Share Purchase Program.  In November 2013, Stratus' Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2017, 2016 or 2015. As of December 31, 2017, 991,695 shares remain available under this program.

Stock-based Compensation
Stock Award Plans.  Stratus currently has four stock-based compensation plans, all of which have awards available for grant. In 2017, Stratus' stockholders approved the 2017 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 180,000 shares of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus’ 2010 and 2013 Stock Incentive Plans provide for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 140,000 shares and 180,000 shares, respectively, of Stratus common stock that are issuable to Stratus employees and non-employee directors. Stratus' 1996 Stock Option plan for Non-Employee Directors provides for the issuance of stock options only. Stratus common stock issued upon option exercises or RSU vestings represents newly issued shares of common stock. Awards with respect to 180,000 shares under the 2017 Stock Incentive Plan, 25,800 shares under the 2013 Stock Incentive Plan, 4,375 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2017.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for RSUs, the only awards granted over the last several years, totaled $791 thousand for 2017, $719 thousand for 2016 and $528 thousand for 2015. Stock-based compensation costs are capitalized when appropriate. Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

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

A summary of outstanding unvested RSUs, including performance-based RSUs, as of December 31, 2017, and activity during the year ended December 31, 2017, is presented below:

	Number of RSUs	Aggregate Intrinsic Value ($000)
Balance at January 1	111,750
Granted	27,200
Vested	(39,750)
Balance at December 31	99,200	$2,004

The total fair value of RSUs granted was $0.7 million during 2017, $1.0 million during 2016 and $0.6 million during 2015. The total intrinsic value of RSUs vested was $0.6 million during 2017, $1.0 million during 2016 and $0.6 million during 2015. As of December 31, 2017, Stratus had $1.4 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.2 years.

Stock Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change of control (as defined in the plans). Stratus has not granted stock options since 2011. A summary of stock options outstanding as of December 31, 2017, and changes during the year ended December 31, 2017, follows:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	25,000	$17.40
Exercised	(7,500)	8.37
Expired	(5,000)	32.85
Balance at December 31	12,500	16.64	1.9	$163
Vested and exercisable at December 31	12,500	16.64	1.9	$163

The intrinsic value of options exercised during 2017 totaled $142 thousand. There were no stock option exercises during 2016 or 2015. In addition, no stock options vested during 2017, 2016 or 2015.

The following table includes amounts related to vesting of RSUs and exercises of stock options (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2017	2016	2015
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	11,888	12,591	11,562
Cash received from stock option exercises	$63	$—	$—
Amounts Stratus paid for employee taxes	$297	$290	$153

a.
Under terms of the related plans and agreements, upon vesting of RSUs and exercise of stock options, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

Employee Benefits
Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.5 million in both 2017 and 2016, and $0.4 million in 2015.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $47.5 million at December 31, 2017. These commitments primarily included contracts for construction of Santal Phase II, Jones Crossing and Lantana Place.

Letters of Credit.  As of December 31, 2017, Stratus had letters of credit committed totaling $4.1 million under its credit facility with Comerica Bank (see Note 6).

Jones Crossing Ground Lease. In September 2017, a Stratus subsidiary entered into a 99-year ground lease for approximately 72 acres of land in College Station, Texas. Stratus began construction of the Jones Crossing Project in September 2017. The annual contractual payments under this noncancelable long-term operating lease total $0.2 million for each of 2018 and 2019, $0.3 million for 2020, $0.4 million for each of 2021 and 2022, and $111.0 million thereafter.

Rental Income.  As of December 31, 2017, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases which extend through 2027, totaled $2.3 million in 2018, $1.7 million in 2019, $1.7 million in 2020, $1.7 million in 2021, $1.4 million in 2022, and $2.4 million thereafter.

Other Operating Leases.  As of December 31, 2017, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases excluding the Jones Crossing ground lease discussed above, totaled $0.2 million for both 2018 and 2019 and $0.1 million for 2020 and less than $0.1 million for 2021. Total expense under Stratus’ operating leases totaled $0.1 million for each of 2017, 2016 and 2015.

Circle C Settlement.  On August 1, 2002, the city of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The City also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2017, Stratus had permanently used $12.7 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.5 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2017. Available credit bank capacity was $2.6 million at December 31, 2017.

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

NOTE 10. BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, including Santal Phase II, the Circle C community, Lantana Place and the condominium units at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (Jones Crossing); and in Magnolia, Texas, located in the greater Houston area (Magnolia).

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

Stratus uses operating income or loss to measure the performance of each segment. Stratus' general and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus' operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Eliminations and Other[b]	Total
Year Ended December 31, 2017:
Revenues:
Unaffiliated customers	$11,001	$7,981		$38,360	$22,998	$—	$80,340
Intersegment	143	875		321	234	(1,573)	—
Cost of sales, excluding depreciation	10,377	4,829		28,584	17,719	(735)	60,774
Depreciation	232	2,693		3,544	1,523	(139)	7,853
General and administrative expenses	—	—		—	—	11,401	11,401
Profit participation	—	2,538		—	—	—	2,538
Loss (gain) on sales of assets	13	(25,421)	[c]	—	(55)	—	(25,463)
Operating income (loss)	$522	$24,217		$6,553	$4,045	$(12,100)	$23,237
Capital expenditures[d]	$14,395	$33,290		$506	$283	$—	$48,474
Total assets at December 31, 2017	189,832	71,851		102,491	35,446	6,373	405,993

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Year Ended December 31, 2016:
Revenues:
Unaffiliated customers	$10,719	$9,682	$40,418	$19,522	$—	$80,341
Intersegment	31	767	309	183	(1,290)	—
Cost of sales, excluding depreciation	9,702	4,936	29,248	15,698	(666)	58,918
Depreciation	224	3,144	3,421	1,461	(168)	8,082
General and administrative expenses	—	—	—	—	12,164	12,164
Operating income (loss)	$824	$2,369	$8,058	$2,546	$(12,620)	$1,177
Capital expenditures[d]	$14,575	$26,782	$1,216	$217	$—	$42,790
Total assets at December 31, 2016	176,163	120,394	104,087	37,692	13,839	452,175

Year Ended December 31, 2015:[e]
Revenues:
Unaffiliated customers	$14,277	$5,641		$41,346	$19,607	$—	$80,871
Intersegment	66	538		305	193	(1,102)	—
Cost of sales, excluding depreciation	10,426	2,838		30,789	15,426	(411)	59,068
Depreciation	246	1,556		5,797	1,288	(144)	8,743
General and administrative expenses	—	—		—	—	8,057	8,057
Gain on sales of assets	—	(20,729)	[f]	—	—	—	(20,729)
Operating income (loss)	$3,671	$22,514		$5,065	$3,086	$(8,604)	$25,732
Income from discontinued operations[g]	$—	$3,218		$—	$—	$—	$3,218
Capital expenditures[d]	26,237	54,027		1,023	128	—	81,415
Total assets at December 31, 2015	205,735	61,371		109,562	42,125	11,312	430,105

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Includes $24.3 million associated with recognition of the majority of the gain on the sale of The Oaks at Lakeway (see Note 11).

d.	Also includes purchases and development of residential real estate held for sale.

e.	Includes the results of the Parkside Village and 5700 Slaughter commercial properties through July 2, 2015 (see Note 11).

f.	Represents gain on sales of Parkside Village and 5700 Slaughter.

g.	Represents recognition of a deferred gain, net of taxes, associated with the 2012 sale of 7500 Rialto (see Note 11).

NOTE 11. ASSET SALES AND DISCONTINUED OPERATIONS
The Oaks at Lakeway. On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway Construction loan (see Note 6). Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus' master lease payment obligations. Stratus' master lease payment obligation, which currently approximates $180 thousand per month, is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

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

The rent payments related to the 99-year hotel pad master lease represent the greatest exposure to loss. In May 2017, the hotel tenant began paying rent and, in August 2017, obtained construction financing and commenced construction of its building. The achievement of these milestones significantly reduced Stratus' probability weighted estimated maximum exposure to loss and $24.3 million of the gain was recognized in third-quarter 2017 based on the performance of services method. The following table summarizes changes to the deferred gain balance during 2017 (in thousands):

Balance as of February 15, 2017	$39,677
Master lease payments	(2,196)
Revisions to costs to complete	(1,855)
Gain recognized	(24,306)
Balance as of December 31, 2017	$11,320

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

Upon the sale of The Oaks at Lakeway, HEB earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the Consolidated Statements of Operations.

FFF Presents LLC. In October 2017, Stratus sold intangible assets of FFF Presents, LLC, primarily the rights to host the Fun Fun Fun Festival. The purchaser paid a base purchase price of $0.3 million. The purchaser will also pay Stratus a contingent purchase price based on a portion of festival profit between 2018 and 2022 and a deferred purchase price based on a multiple of a portion of average festival profit in 2021 and 2022. Stratus recognized a gain on the sale of $0.2 million.

Barton Creek Village. On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek Village, for $3.1 million and recorded a gain on the sale of $1.1 million. In connection with the sale, a $2.1 million paydown was made on the Barton Creek Village term loan and Stratus plans to use the gross sale proceeds on a deferred basis to acquire qualifying replacement property.

Parkside Village and 5700 Slaughter. On July 2, 2015, Stratus completed the sales of its Austin-area Parkside Village and 5700 Slaughter commercial properties, both located in the Circle C community, to Whitestone REIT. The Parkside Village retail project, which was owned in a joint venture with LCHM Holdings, LLC, consisted of 90,184 leasable square feet and was sold for $32.5 million. The 5700 Slaughter retail project, which was wholly owned by Stratus, consisted of 25,698 leasable square feet and was sold for $12.5 million. Stratus used proceeds from these transactions to repay the total $26.0 million outstanding under the Parkside Village loan and the United/Slaughter term loan, with the remainder being held in escrow while Stratus assessed potential tax free like-kind exchange transactions. In September 2015, Stratus used $2.6 million of the escrow funds to purchase an undeveloped tract of land for the West Killeen Market project and withdrew $12.1 million to fund distributions to Stratus and LCHM Holdings of $9.4 million and $3.2 million, respectively. After debt repayments and closing costs, cash proceeds from these transactions approximated $17 million, and Stratus recorded a pre-tax gain in 2015 of $20.7 million, of which the noncontrolling interest share was $3.9 million.

Stratus' net loss attributable to common stockholders associated with Parkside Village and 5700 Slaughter totaled $47 thousand for the period January 1, 2015, to July 2, 2015.

7500 Rialto. In 2012, Stratus sold 7500 Rialto, an office building in Lantana. In connection with the sale, Stratus recognized a gain of $5.1 million and deferred a gain of $5.0 million because of a guaranty provided to the lender in connection with the buyer's assumption of the loan related to 7500 Rialto. The guaranty was released in January

2015, and Stratus recognized the deferred gain of $5.0 million ($3.2 million to net income attributable to common stockholders) in 2015.

NOTE 12. SUBSEQUENT EVENTS
Stratus evaluated events after December 31, 2017, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter		Year
	(In thousands, except per share amounts)
2017
Revenues	$20,664		$21,429	$17,222		$21,025		$80,340
Operating (loss) income	(1,499)	[a,b]	295	23,640	[a]	801		23,237	[a,b]
Net (loss) income	(2,670)	[c]	(885)	14,308		(6,869)	[d]	3,884	[c,d]
Net (loss) income attributable to
common stockholders	(2,670)	[a,b,c]	(893)	14,308	[a]	(6,866)	[d]	3,879	[a,b,c,d]
Basic net (loss) income per share share
attributable to common stockholders	(0.33)	[a,b,c]	(0.11)	1.76	[a]	(0.84)	[d]	0.48	[a,b,c,d]
Diluted net (loss) income per share
attributable to common stockholders	(0.33)	[a,b,c]	(0.11)	1.75	[a]	(0.84)	[d]	0.47	[a,b,c,d]

2016
Revenues	$19,026		$19,150	$21,180		$20,985		$80,341
Operating income (loss)	473		(1,362)	425		1,641		1,177
Net loss	(1,683)	[c]	(2,483)	(1,659)		(174)		(5,999)	[c]
Net loss attributable to common
stockholders	(1,683)	[c]	(2,483)	(1,659)		(174)		(5,999)	[c]
Basic and diluted net loss per share
attributable to common stockholders	(0.21)	[c]	(0.31)	(0.20)		(0.02)		(0.74)	[c]

a.
Includes gains on sales of assets of $1.1 million ($0.7 million to net loss attributable to common stockholders or $0.09 per share) in the first quarter, $24.3 million ($15.7 million to net income attributable to common stockholders or $1.92 per share) in the third quarter and $25.5 million ($16.4 million to net income attributable to common stockholders or $2.01 per share) for the year, primarily associated with the recognition of the majority of the of the gain on the sale of The Oaks at Lakeway and the sale of a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek (see Note 11).

b.
Includes a charge of $2.5 million ($1.6 million to net (loss) income attributable to common stockholders or $0.20 per share) in the first quarter and for the year for profit participation costs related to the sale of The Oaks at Lakeway.

c.
Includes a loss on early extinguishment of debt totaling $0.5 million ($0.3 million to net (loss) income attributable to common stockholders or $0.04 per share) in the first quarter and for the year 2017, primarily related to prepayment of the Lakeway Construction loan with proceeds from the sale of The Oaks at Lakeway, and $0.8 million ($0.5 million to net loss attributable to common stockholders or $0.07 per share) in the first quarter and for the year 2016 related to prepayment of the BoA loan.

d.
Includes a tax charge of $7.6 million ($0.93 per share) in the fourth quarter and for the year to reduce the carrying amount of deferred tax assets to reflect lower federal corporate tax rates as a result of the Act.

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management's annual report on internal control over financial reporting and the report thereon of BKM Sowan Horan, LLP are included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1).	Financial Statements.

The consolidated statements of operations, comprehensive income (loss), cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. "Financial Statements and Supplementary Data."

(a)(2).	Financial Statement Schedules.

The following financial statement schedule is presented below.

Schedule III – Real Estate, Commercial Leasing Assets and Facilities and Accumulated Depreciation

Schedules other than the one listed below have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

STRATUS PROPERTIES INC.
REAL ESTATE, COMMERCIAL LEASING ASSETS AND FACILITIES AND ACCUMULATED DEPRECIATION
December 31, 2017
(In Thousands, except Number of Lots and Acres)
SCHEDULE III

	Initial Cost		Cost Capitalized	Gross Amounts at December 31, 2017			Number of Lots/Units and Acres
		Bldg. and	Subsequent to		Bldg. and		Lots/ Units	Acres	Accumulated	Year
	Land	Improvements	Acquisitions	Land	Improvements	Total			Depreciation	Acquired
Real Estate Held for Sale[a]
Barton Creek, Austin, TX	$7,532	$—	$12,837	$20,369	$—	$20,369	290	—	$—	1988
W Austin Residences, Austin, TX	—	2,243	—	—	2,243	2,243	2	—	—	2014
Real Estate Under Development[b,c]
Barton Creek, Austin, TX	4,591	—	68,988	73,579	—	73,579	—	990	—	1988
Circle C, Austin, TX	753	—	3,723	4,476	—	4,476	—	52	—	1992
Magnolia, TX	3,237	—	2,428	5,665	—	5,665	—	124	—	2014
College Station Properties LLC	—	—	10,916	10,916	—	10,916	—	72	—	2017
Lakeway Residential, Austin, TX	5,172	—	148	5,320	—	5,320	—	35	—	2013
Lantana, Austin, TX	255	—	18,273	18,528	—	18,528	—	11	—	1994
Land Available for Development[c,d]
Camino Real, San Antonio, TX	16	—	(16)	—	—	—	—	2	—	1990
Barton Creek, Austin, TX	2,413	—	3,875	6,288	—	6,288	—	223	—	1988
West Killeen Market, Killeen, TX	1,331	—	627	1,958	—	1,958	—	—	—	N/A
Dessau Road - Austin, TX	213	—	11	224	—	224	—	7	—	N/A
Circle C, Austin, TX	2,593	—	2,237	4,830	—	4,830	—	200	—	1992
Flores Street, Austin, TX	1,000	—	94	1,094	—	1,094	—	—	—	2015
Lantana, Austin, TX	157	—	254	411	—	411	—	44	—	1994
Real Estate Held for Investment[b,c]
W Austin Hotel & Residences, Austin, TXe	8,075	165,972	—	8,075	165,972	174,047	—	—	34,180	2006
Barton Creek, Austin, TXf	405	42,693	—	405	42,693	43,098	—	—	3,775	2007
West Killeen Market, Killeen, TX	1,174	7,644	—	1,174	7,644	8,818	—	—	120	2015
Corporate offices, Austin,TX	—	1,252	—	—	1,252	1,252	—	—	751	N/A
Total	$38,917	$219,804	$124,395	$163,312	$219,804	$383,116	292	1,760	$38,826

a.	Includes individual tracts of land that have been developed and permitted for residential use, developed lots with homes already built on it, or condominium units at our W Austin Residences.

b.
Includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.

c.	See Note 6 included in Part II, Item 8. of this Annual Report on Form 10-K for a description of assets securing debt.

d.	Includes undeveloped real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property).

e.	Consists of a 251-room hotel, entertainment venue, and office and retail space at the W Austin Hotel & Residences.

f.	Consists of a 22,366-square-foot retail complex representing the first phase of Barton Creek Village and the Santal multi-family project.

STRATUS PROPERTIES INC.
Notes to Schedule III

(1)  Reconciliation of Real Estate, Commercial Leasing Assets and Facilities:

The changes in real estate, leasing assets and facilities for the years ended December 31, are as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$425,325	$402,609	$370,983
Additions and improvements	34,698	29,324	79,168
Dispositions, retirements and other adjustments	(76,907)	(6,608)	(47,542)
Balance, end of year	$383,116	$425,325	$402,609

The aggregate net book value for federal income tax purposes as of December 31, 2017, was $373.4 million.

(2)  Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, are as follows (in thousands):

	2017	2016	2015
Balance, beginning of year	$33,844	$27,471	$35,384
Dispositions, retirements and other adjustments	(2,871)	(1,709)	(16,656)
Depreciation expense	7,853	8,082	8,743
Balance, end of year	$38,826	$33,844	$27,471

Depreciation of buildings and improvements is calculated over estimated lives of 30 to 40 years.

(a)(3).	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

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
			10-K	001-199989	3/16/2017

10.9
Fifth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., The Villas at Amarra Drive, L.L.C., and Comerica Bank, dated as of December 30, 2015.
			10-K	001-199989	3/16/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
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
			10-Q	001-37716	8/9/2017

10.12
Eighth Modification Agreement between Stratus Properties Inc., Stratus Properties Operating Co., L.P., Circle C Land, L.P., Austin 290 Properties, Inc., The Villas at Amarra Drive, L.L.C., and Comerica Bank, dated as of November 7, 2017.
			10-Q	001-37716	11/9/2017

10.13	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	000-19989	3/15/2016

10.14	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	000-19989	3/15/2016

10.15	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	000-19989	3/15/2016

10.16	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.17
First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.
			10-K	000-19989	3/16/2015

10.18	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	3/5/2017

10.19	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		8-K	001-37716	3/5/2017

10.20	Construction Loan Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.21	Promissory Note by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.22	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.	X

10.23	Amended and Restated Construction Loan Agreement by and between Santal I, L.L.C., as borrower, and Comerica Bank, as lender, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.24	Amended and Restated Installment Note by and between Santal I, L.L.C. and Comerica Bank, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.25	Installment Note by and between Santal I, L.L.C. and Comerica Bank, dated September 11, 2017.		8-K	001-37716	9/14/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.26
Board Representation and Standstill Agreement dated as of January 11, 2017 by and among Stratus Properties Inc., Oasis Management Company Ltd., Oasis Investments II Master Fund Ltd. and Oasis Capital Partners (Texas) Inc.
			8-K	001-37716	1/11/2017

10.27*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.28*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.29*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.30*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.31*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.32*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. Stock Incentive Plan for Non-Employee Director Grants (adopted August 2014).		10-K	000-19989	3/16/2015

10.33*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015

10.34*	Form of Performance-Based Restricted Stock Unit Agreement under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.35*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.36*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.37*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.38*	Stratus Properties Inc. Director Compensation.	X

10.39*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.40*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

_______________________

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2018.

STRATUS PROPERTIES INC.

By:      /s/ William H. Armstrong III_______
William H. Armstrong III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2018.

/s/ William H. Armstrong III	Chairman of the Board, President
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

*	Vice President and Controller
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
Ella G. Benson

*	Director
James E. Joseph

*	Director
James C. Leslie

*	Director
Michael D. Madden

*	Director
Charles W. Porter

*	Director
John C. Schweitzer

*By:              /s/ William H. Armstrong__
William H. Armstrong III
Attorney-in-Fact

S-1