Form 10-Q
period 2018-03-31
STRATUS PROPERTIES INC
filed 2018-05-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
On April 30, 2018, there were issued and outstanding 8,153,370 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$15,883	$14,611
Restricted cash	17,352	24,779
Real estate held for sale	22,306	22,612
Real estate under development	144,352	118,484
Land available for development	15,407	14,804
Real estate held for investment, net	187,859	188,390
Deferred tax assets	11,965	11,461
Other assets	11,304	10,852
Total assets	$426,428	$405,993

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$22,239	$22,809
Accrued liabilities, including taxes	7,282	13,429
Debt	249,113	221,470
Deferred gain	11,036	11,320
Other liabilities	11,244	9,575
Total liabilities	300,914	278,603

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	185,592	185,395
Accumulated deficit	(38,991)	(37,121)
Common stock held in treasury	(21,260)	(21,057)
Total stockholders’ equity	125,434	127,310
Noncontrolling interests in subsidiaries	80	80
Total equity	125,514	127,390
Total liabilities and equity	$426,428	$405,993

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Real estate operations	$1,194	$2,164
Leasing operations	2,004	2,281
Hotel	9,322	10,314
Entertainment	5,245	5,905
Total revenues	17,765	20,664
Cost of sales:
Real estate operations	1,566	1,976
Leasing operations	1,182	1,685
Hotel	7,029	7,165
Entertainment	3,968	4,377
Depreciation	1,942	2,141
Total cost of sales	15,687	17,344
General and administrative expenses	2,981	3,396
Profit participation in sale of The Oaks at Lakeway	—	2,538
Gain on sales of assets	—	(1,115)
Total	18,668	22,163
Operating loss	(903)	(1,499)
Interest expense, net	(1,559)	(1,975)
Gain on interest rate derivative instruments	178	86
Loss on early extinguishment of debt	—	(532)
Other income, net	11	5
Loss before income taxes and equity in unconsolidated affiliates' loss	(2,273)	(3,915)
Equity in unconsolidated affiliates' loss	(3)	(17)
Benefit from income taxes	406	1,262
Net loss and total comprehensive loss attributable to common stockholders	$(1,870)	$(2,670)

Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.33)

Basic and diluted weighted average common shares outstanding	8,137	8,101

Dividends declared per share of common stock	$—	$1.00

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(1,870)	$(2,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,942	2,141
Cost of real estate sold	403	1,032
Gain on sale of assets	—	(1,115)
Gain on interest rate derivative contracts	(178)	(86)
Loss on early extinguishment of debt	—	532
Debt issuance cost amortization and stock-based compensation	412	442
Equity in unconsolidated affiliates' loss	3	17
Increase (decrease) in deposits	205	(1,156)
Deferred income taxes	(504)	(9,775)
Purchases and development of real estate properties	(3,612)	(3,668)
Municipal utility district reimbursement	—	2,172
(Increase) decrease in other assets	(822)	299
(Decrease) increase in accounts payable, accrued liabilities and other	(4,963)	812
Net cash used in operating activities	(8,984)	(11,023)

Cash flow from investing activities:
Capital expenditures	(24,376)	(2,301)
Proceeds from sale of assets	—	117,261
Payments on master lease obligations	(388)	(322)
Other, net	(30)	(100)
Net cash (used in) provided by investing activities	(24,794)	114,538

Cash flow from financing activities:
Borrowings from credit facility	16,300	15,200
Payments on credit facility	(1,075)	(48,746)
Borrowings from project loans	13,164	3,698
Payments on project and term loans	(563)	(62,080)
Stock-based awards net payments	(203)	(236)
Net cash provided by (used in) financing activities	27,623	(92,164)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,155)	11,351
Cash, cash equivalents and restricted cash at beginning of year	39,390	25,489
Cash, cash equivalents and restricted cash at end of period	$33,235	$36,840

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Issued stock-based awards	27	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	197	—	—	—	197	—	197
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Total comprehensive loss	—	—	—	(1,870)	—	—	(1,870)	—	(1,870)
Balance at March 31, 2018	9,277	$93	$185,592	$(38,991)	1,124	$(21,260)	$125,434	$80	$125,514

Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend declared	—	—	(8,127)	—	—	—	(8,127)	—	(8,127)
Exercised and issued stock-based awards	40	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	192	—	—	—	192	—	192
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive loss	—	—	—	(2,670)	—	—	(2,670)	—	(2,670)
Balance at March 31, 2017	9,243	$93	$184,889	$(43,670)	1,117	$(21,057)	$120,255	$75	$120,330

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2017 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for the deferred gain on the sale of The Oaks at Lakeway, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	EARNINGS PER SHARE
Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 107 thousand shares of common stock for first-quarter 2018 and 128 thousand shares for first-quarter 2017, associated with restricted stock units that were anti-dilutive because of the net losses and outstanding stock options with exercise prices less than the average market price of Stratus' common stock.

3.	DISPOSITIONS
The Oaks at Lakeway. On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway construction loan. Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus' master lease payment obligations. Stratus' master lease payment obligation, which currently approximates $180 thousand per month, is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

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

At the date of sale, Stratus allocated the purchase price for The Oaks at Lakeway between two performance obligations based on the relative fair values of each. The first performance obligation, to deliver the completed and leased portion of the property, was performed on the date of sale. The second performance obligation was to complete construction of the remaining buildings and leasing of the vacant space. The obligations under master leases were considered variable consideration and are recorded as reductions to the contract liability. The hotel pad was leased to a hotel operator under a ground lease at the date of sale. However, the hotel tenant had not commenced rent payments or construction of the hotel. At the date of the sale, primarily because of the uncertainty related to the hotel tenant’s performance under its ground lease, the probability-weighted estimate of the obligations under the master leases reduced the sale consideration such that no gain was recognized on the sale.

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017. A contract liability of $11.0 million is presented as a deferred gain in the consolidated balance sheets at March 31, 2018. The contract liability was reduced in first-quarter 2018 by $0.3 million primarily related to master lease payments. The contract liability, as reduced by future master lease payments, will be recognized as additional gain as Stratus fulfills the remaining performance obligation.

Upon the sale of The Oaks at Lakeway, HEB earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the consolidated statements of comprehensive loss.

Barton Creek Village. On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek, for $3.1 million and recorded a gain on the sale of $1.1 million. In connection with the sale, a $2.1 million paydown was made on the Barton Creek Village term loan and Stratus plans to use the gross sale proceeds on a deferred basis to acquire qualifying replacement property.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap agreement	$44	$44	$—	$—
Liabilities:
Debt	$249,113	$252,451	$221,470	$224,632
Interest rate swap agreement	—	—	134	134

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

5.	DEBT AND EQUITY
Debt. The components of Stratus' debt are as follows (in thousands):

	March 31, 2018	December 31, 2017
Goldman Sachs loan	$144,692	$145,195
Comerica Bank credit facility	40,990	25,765
Santal Phase I construction loan	31,890	31,864
Barton Creek Village term loan	3,352	3,375
Amarra Villas credit facility	6,361	5,247
West Killeen Market construction loan	5,647	5,378
Jones Crossing construction loan	7,656	4,646
Lantana Place construction loan	8,525	—
Total debt[a]	$249,113	$221,470

a.	Includes net reductions for unamortized debt issuance costs of $2.3 million at March 31, 2018, and $2.1 million at December 31, 2017.

As of March 31, 2018, Stratus had $4.0 million available under its $45.0 million Comerica Bank revolving credit facility. Stratus is in the process of finalizing the terms and documenting a modification and longer-term extension of its Comerica Bank revolving credit facility, which matures in November 2018.

For a description of Stratus' debt, refer to Note 6 in the Stratus 2017 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.4 million in first-quarter 2018 and $3.3 million in first-quarter 2017. Stratus' capitalized interest costs totaled $1.8 million in first-quarter 2018 and $1.4 million in first-quarter 2017, primarily related to development activities at Barton Creek.

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
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 in the Stratus 2017 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $12.0 million at March 31, 2018, and $11.5 million at December 31, 2017. Stratus’ income tax benefit for first-quarter 2018 includes a deferred tax benefit of $0.5 million, partly offset by income tax expense of a 0.1 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for first-quarter 2018 and first-quarter 2017, and the U.S. Federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017, was primarily attributable to the Texas state margin tax.

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

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences in downtown Austin, Texas.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio at the W Austin Hotel & Residences. In addition to hosting concerts and private events, this venue is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues, including 3TEN ACL Live, which opened in March 2016 on the site of the W Austin Hotel & Residences.

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

Revenues From Contracts with Customers. Stratus' revenues from contracts with customers for the first quarters of 2018 and 2017 follow (in thousands):

	Three Months Ended March 31,
	2018	2017
Real Estate Operations:
Developed property sales	$1,155	$2,133
Commissions and other	39	31
	1,194	2,164
Leasing Operations:
Rental revenue	2,004	2,281
	2,004	2,281
Hotel:
Rooms, food and beverage	8,694	9,789
Other	628	525
	9,322	10,314
Entertainment:
Event revenue	4,649	5,295
Other	596	610
	5,245	5,905

Total Revenues from Contracts with Unaffiliated Customers	$17,765	$20,664

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended March 31, 2018:
Revenues:
Unaffiliated customers	$1,194	$2,004	$9,322	$5,245	$—	$17,765
Intersegment	8	251	72	14	(345)	—
Cost of sales, excluding depreciation	1,566	1,190	7,038	4,136	(185)	13,745
Depreciation	61	633	895	388	(35)	1,942
General and administrative expenses	—	—	—	—	2,981	2,981
Operating (loss) income	$(425)	$432	$1,461	$735	$(3,106)	$(903)
Capital expenditures[c]	$3,612	$23,799	$239	$338	$—	$27,988
Total assets at March 31, 2018	210,279	71,092	101,582	36,439	7,036	426,428

Three Months Ended March 31, 2017:
Revenues:
Unaffiliated customers	$2,164	$2,281	$10,314	$5,905	$—	$20,664
Intersegment	13	210	91	40	(354)	—
Cost of sales, excluding depreciation	1,976	1,693	7,189	4,508	(163)	15,203
Depreciation	57	763	979	376	(34)	2,141
General and administrative expenses	—	—	—	—	3,396	3,396
Profit participation	—	2,538	—	—	—	2,538
Gain on sales of assets	—	(1,115)	—	—	—	(1,115)
Operating income (loss)	$144	$(1,388)	$2,237	$1,061	$(3,553)	$(1,499)
Capital expenditures[c]	$3,668	$2,031	$247	$23	$—	$5,969
Total assets at March 31, 2017	174,022	65,483	104,498	37,066	20,899	401,968

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Also includes purchases and development of residential real estate held for sale.

8.	NEW ACCOUNTING STANDARDS
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) related to revenue recognition. Stratus adopted this standard effective January 1, 2018, under the modified retrospective approach applied to contracts that remain in force at the adoption date. The adoption of this standard did not result in any changes to Stratus' revenue recognition policies or processes (refer to Note 1 of Stratus' 2017 Form 10-K for disclosure of Stratus' revenue recognition policy) except as follows.

Revenue or gains on sales of real estate are recognized when control of the asset has been transferred to the buyer if collection of substantially all of the consideration to which Stratus will be entitled is probable and Stratus has satisfied all other performance obligations under the contract. Consideration is allocated among multiple performance obligations or distinct nonfinancial assets to be transferred to the buyer based on relative fair value.

Financial Instruments. In January 2016, FASB issued an ASU that amends the guidance on the classification and measurement of financial instruments. This ASU makes limited changes to prior guidance and amends certain disclosure requirements. Stratus adopted this ASU effective January 1, 2018, and the adoption did not have a material impact on Stratus' financial statements.

Statement of Cash Flows: Restricted Cash. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Stratus adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the three months ended March 31, 2017, to include restricted cash (Stratus has no restricted cash equivalents) with cash and cash equivalents. The impact of adopting this ASU for the three months ended March 31, 2017, follows (in millions):

	Previously Reported	Impact of Adoption	Current Presentation
Net increase in cash, cash equivalents and restricted cash	$13,486	$(2,135)	$11,351
Cash, cash equivalents and restricted cash at beginning of year	13,597	11,892	25,489
Cash, cash equivalents and restricted cash at end of period	$27,083	$9,757	$36,840

9. SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2018, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.
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
Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a home already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business plan. See "Business Strategy" below.
Our acreage under development and undeveloped as of March 31, 2018, is presented in the following table.

	Under Development				Undeveloped
	Single Family	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	42	—	46	512	266	394	1,172	1,218
Circle C	—	—	—	—	—	36	216	252	252
Lantana	—	—	11	11	—	—	44	44	55
Other	—	—	—	—	7	—	—	7	7
Lakeway	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	72	72	—	—	—	—	72
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	42	83	129	554	302	780	1,636	1,765
In first-quarter 2018, our revenues totaled $17.8 million and our net loss attributable to common stockholders totaled $1.9 million, compared with revenues of $20.7 million and a net loss attributable to common stockholders of $2.7 million for first-quarter 2017.
The decrease in revenues for first-quarter 2018 primarily reflects lower developed property sales and decreased revenues from our Hotel, Entertainment and Leasing Operations segments. The net loss attributable to common stockholders for first-quarter 2017 includes a $2.5 million charge ($1.6 million to net loss attributable to common stockholders) for profit participation costs and a $0.5 million loss ($0.3 million to net loss attributable to common stockholders) on early extinguishment of debt, both related to our sale of The Oaks at Lakeway, partly offset by a $1.1 million gain ($0.7 million to net loss attributable to common stockholders) on the sale of a bank building and an adjacent undeveloped 4.1 acre tract of land at Barton Creek.
At March 31, 2018, we had total debt of $249.1 million and total cash and cash equivalents of $15.9 million, compared with total debt of $221.5 million and cash and cash equivalents of $14.6 million at December 31, 2017. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See “Capital Resources and Liquidity” below and “Risk Factors” included in Part 1, Item 1A. of our 2017 Form 10-K for further discussion.
BUSINESS STRATEGY

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
We are continuing our successful program of actively developing our properties and strategically marketing and selling developed assets at appropriate times to maximize stockholder value. Our active development plan includes completion of both residential and commercial development projects. Our development portfolio consists of approximately 1,800 acres of commercial, multi-family and single-family projects under development or undeveloped and held for future use. We believe that our portfolio, along with management’s extensive experience in Austin-area real estate development, support our ability to obtain project financing and/or seek joint venture partners including for the development projects described in “Development Activities - Residential” and “Development Activities - Commercial”.
DEVELOPMENT ACTIVITIES
Residential. As of March 31, 2018, the number of our multi-and single-family residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II	11	—	—	11
Phase III	37	4	—	41
Amarra Villas	4	15	—	19
Other townhomes	—	—	170	170
Section N multi-family:
Santal Phase I	236	—	—	236
Santal Phase II	—	212	—	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The St. Mary	—	—	240	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences	2	—	—	2
Total Residential Lots/Units	290	231	2,141	2,662

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City of Austin (the City) and other cities in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.

Current Activities.
In March 2018, we entered into a contract to sell one Amarra Drive Phase II lot and eight Amarra Drive Phase III lots for a total of $5.9 million. In accordance with the contract, the parties are required to close on the sale of these lots ratably before March 1, 2019. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. During first-quarter 2018, we closed on the sale of one Amarra Drive Phase II lot and one Amarra Drive Phase III lot, each for $0.6 million. In April 2018, we closed on the sale of one Amarra Drive Phase III lot for $0.6 million and as of April 30, 2018, 13 Amarra Drive Phase III lots and 1 Amarra Drive Phase II lot were under contract, including the 9 lots subject to the contract discussed above. In addition, during 2018, two Amarra Villas townhomes have been sold for $3.8 million, and two additional townhomes are under contract, including one currently under construction, and are expected to close later this year.
Construction of Santal Phase II, a 212-unit garden style, multi-family project located directly adjacent to Santal Phase I in the upscale, highly populated Barton Creek community is advancing on schedule. We expect to begin leasing Phase II units in July 2018 and substantially complete construction by year-end 2018.
For further discussion of our multi-family and single-family residential properties listed in the table above, see MD&A in our 2017 Form 10-K.
Commercial. As of March 31, 2018, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, and the W Austin Hotel and ACL Live entertainment venue) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
	(in square feet)
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	—	99,663	220,337	320,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	44,493	—	—	44,493
Jones Crossing	—	154,117	104,750	258,867
Total Square Feet	123,502	253,780	3,099,110	3,476,392

a.
Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the City and other cities in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.

Current Activities.
We have executed leases for approximately 68 percent of the space at West Killeen Market as of March 31, 2018, and leasing activities for the vacant space is ongoing. We intend to explore opportunities to sell West Killeen Market later this year depending on leasing progress and market conditions.

Construction of Jones Crossing, an HEB-anchored, mixed-use development in College Station, Texas, is progressing. The HEB grocery store is currently expected to open in September 2018.
Construction at Lantana Place, a mixed-use development in southwest Austin consisting of approximately 320,000 square feet of retail, hotel and office space is progressing. The anchor tenant, Moviehouse & Eatery, is scheduled to open in May 2018, earlier than anticipated under our development plans. We also entered into a ground lease for a Marriott A/C Hotel, which is anticipated to commence construction in early 2019.
For further discussion of our commercial properties listed in the table above, see MD&A in our 2017 Form 10-K.
RESULTS OF OPERATIONS
We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures or other arrangements. As a result, and because of numerous other factors affecting our business activities as described herein and in our 2017 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs.
The following table summarizes our results (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating (loss) income:
Real estate operations	$(425)	$144
Leasing operations	432	(1,388)
Hotel	1,461	2,237
Entertainment	735	1,061
Corporate, eliminations and other	(3,106)	(3,553)
Operating loss	$(903)	$(1,499)
Interest expense, net	$(1,559)	$(1,975)
Net loss attributable to common stockholders	$(1,870)	$(2,670)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 7). The following is a discussion of our operating results by segment:

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Developed property sales	$1,155	$2,133
Commissions and other	47	44
Total revenues	1,202	2,177
Cost of sales, including depreciation	1,627	2,033
Operating (loss) income	$(425)	$144

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II	1	$605	$209	—	$—	$—
Phase III	1	550	236	1	665	281

Circle C
Meridian	—	—	—	5	1,468	163
Total Residential	2	$1,155		6	$2,133

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $1.6 million for first-quarter 2018 and $2.0 million for first-quarter 2017. Cost of sales decreased in first-quarter 2018, compared to first-quarter 2017, primarily as a result of fewer developed property sales.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended March 31,
	2018	2017
Rental revenue	$2,255	$2,491
Rental cost of sales, excluding depreciation	1,190	1,693
Depreciation	633	763
Profit participation	—	2,538
Gain on sales of assets	—	(1,115)
Operating income (loss)	$432	$(1,388)
Rental Revenue. Rental revenue in first-quarter 2018 primarily includes revenue from Santal Phase I, the office and retail space at the W Austin Hotel & Residences, Barton Creek Village and West Killeen Market. Rental revenue for first-quarter 2017 primarily included revenue from the office and retail space at the W Austin Hotel & Residences, The Oaks at Lakeway (which was sold in February 2017), Barton Creek Village and Santal Phase I. The decrease in rental revenue in first-quarter 2018 primarily reflects the sale of The Oaks at Lakeway, partly offset by an increase in revenue from Santal Phase I.
Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in first-quarter 2018, compared with first-quarter 2017, as a result of the sale of The Oaks at Lakeway, partially offset by increased activity at West Killeen Market.
Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended March 31,
	2018	2017
Hotel revenue	$9,394	$10,405
Hotel cost of sales, excluding depreciation	7,038	7,189
Depreciation	895	979
Operating income	$1,461	$2,237
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues decreased in first-quarter 2018, primarily as a result of a lower number of reservations for large groups and increased competition from several newly completed hotels in the downtown Austin area. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $262 for first-quarter 2018, compared with $299 for first-quarter 2017. Since 2015, approximately 3,200 new hotel rooms were added to the downtown Austin hotel market. This increase in competition as well as the anticipated opening of additional hotel rooms in downtown Austin during the remainder of

2018, is expected to further impact future hotel revenues, although significant population growth in the Austin market and a rising number of tourists visiting the city are positive factors for increasing demand.
Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended March 31,
	2018	2017
Entertainment revenue	$5,259	$5,945
Entertainment cost of sales, excluding depreciation	4,136	4,508
Depreciation	388	376
Operating income	$735	$1,061
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. The decrease in Entertainment revenue in first-quarter 2018, compared with first-quarter 2017, primarily reflects lower concession revenues, as well as fewer private events hosted at the ACL Live and 3TEN ACL Live venues.
Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended March 31,
	2018	2017
ACL Live
Events:
Events hosted	57	57
Estimated attendance	71,000	71,600
Ancillary net revenue per attendee	$35.88	$39.88
Ticketing:
Number of tickets sold	54,661	44,478
Gross value of tickets sold (in thousands)	$2,998	$3,070

3TEN ACL Live
Events:
Events hosted	49	60
Estimated attendance	9,000	10,600
Ancillary net revenue per attendee	$44.73	$57.60
Ticketing:
Number of tickets sold	4,925	4,413
Gross value of tickets sold (in thousands)	$104	$88
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $4.1 million for first-quarter 2018, compared with $4.5 million for first-quarter 2017, primarily reflecting a decrease in the costs associated with producing concerts at ACL Live as well as a decrease in private events.
Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $3.0 million for first-quarter 2018, compared with $3.4 million for first-quarter 2017. Costs were lower for first-quarter 2018, compared with first-quarter 2017, primarily because of lower legal and consulting fees. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $3.4 million for first-quarter 2018 were higher, compared with $3.3 million for first-quarter 2017, primarily reflecting higher average debt in first-quarter 2018.
Capitalized interest totaled $1.8 million for first-quarter 2018, compared with $1.4 million for first-quarter 2017, and is primarily related to development activities at Barton Creek.
Gain on Interest Rate Derivative Instruments. We recorded gains of $0.2 million for first-quarter 2018 and $0.1 million for first-quarter 2017, associated with changes in the fair values of our interest rate derivative instruments.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million for first-quarter 2017 associated with the repayment of The Oaks at Lakeway loan.
Benefit from Income Taxes. We recorded a benefit from income taxes of $0.4 million for first-quarter 2018, compared with $1.3 million for first-quarter 2017. Both the 2018 and 2017 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017 is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $12.0 million at March 31, 2018, and $11.5 million at December 31, 2017.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Three Months Ended March 31, 2018 and 2017
Operating Activities. Cash used in operating activities totaled $9.0 million for first-quarter 2018, compared with $11.0 million for first-quarter 2017. Expenditures for purchases and development of real estate properties totaled $3.6 million for first-quarter 2018 and $3.7 million for first-quarter 2017, primarily related to development of our Barton Creek properties. The decrease in deferred income taxes for first-quarter 2018, compared with first-quarter 2017, primarily relates to the closing of the sale of The Oaks at Lakeway in February 2017.
We have received MUD reimbursements relating to substantially all of the infrastructure costs incurred to date in Barton Creek, including $2.2 million received in first-quarter 2017. In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD, which will provide an opportunity for us to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with our development of the Magnolia project.
Investing Activities. Cash (used in) provided by investing activities totaled $(24.8) million for first-quarter 2018, compared with $114.5 million for first-quarter 2017. Capital expenditures totaled $24.4 million for first-quarter 2018, primarily related to development of the Lantana Place, Santal Phase II and Jones Crossing projects, and $2.3 million for first-quarter 2017, primarily related to development of the West Killeen Market and The Oaks at Lakeway projects. First-quarter 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek.
Stratus also made payments totaling $0.4 million in first-quarter 2018 and $0.3 million in first-quarter 2017, under its master lease obligations associated with the sale of The Oaks at Lakeway.
Financing Activities. Cash provided by (used in) financing activities totaled $27.6 million for first-quarter 2018, compared with $(92.2) million for first-quarter 2017. During first-quarter 2018, net borrowings on the Comerica Bank credit facility totaled $15.2 million, compared with net repayments of $33.5 million for first-quarter 2017. Net borrowings in first-quarter 2018 were used primarily to fund development projects and capital expenditures. Net repayments in first-quarter 2017 were primarily from the proceeds from the sale of the Oaks at Lakeway after repaying the related term loan. Net borrowings on other project and term loans totaled $12.6 million for first-quarter 2018, primarily for the Lantana Place and Jones Crossing projects, compared with net repayments of $58.4 million for first-quarter 2017, primarily for The Oaks at Lakeway term loan. See also “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at March 31, 2018.
On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share, which was paid on April 18, 2017, to stockholders of record on March 31,

2017. The special cash dividend was declared after the Board’s consideration of the results of the sale of The Oaks at Lakeway. The declaration of future dividends is at the discretion of our Board subject to the restrictions contained in our Comerica credit facility, which prohibit us from paying a dividend on our common stock without the bank's written consent. Comerica's approval of the special dividend declared in March 2017 is not indicative of the bank's willingness to approve future dividends.
Credit Facility and Other Financing Arrangements
At March 31, 2018, we had total debt based on the principal amounts outstanding of $251.4 million, compared with $223.6 million at December 31, 2017. The principal amounts of our debt outstanding at March 31, 2018, consisted of the following:

•	$145.8 million under the Goldman Sachs loan.

•
$41.0 million under the $52.5 million Comerica Bank credit facility, which is comprised of a $45.0 million revolving line of credit, $4.0 million of which was available at March 31, 2018, and a $7.5 million letters of credit tranche, against which $4.1 million was committed and $3.4 million was available at March 31, 2018.

•	$32.1 million under the construction loan to fund Phase I of the multi-family development in Section N of Barton Creek (the Santal Phase I loan).

•	$8.8 million under the construction loan with Southside Bank to finance the initial phase of Lantana Place (the Lantana Place loan).

•
$8.1 million under the construction loan with Southside Bank to finance the development and construction of Phases I and 2, the retail component, of Jones Crossing (the Jones Crossing construction loan).

•	$6.4 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$5.8 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•	$3.4 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).
Several of our financing instruments contain customary financial covenants. The Comerica credit facility, the Santal Phase I and Phase II loans, the Amarra Villas credit facility and the West Killeen Market construction loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Comerica credit facility also includes a requirement that we obtain Comerica's prior written consent for any common stock repurchases or dividend payments. As of March 31, 2018, Stratus' total stockholders' equity was $125.4 million and Stratus was in compliance with all financial covenants.
See Note 6 in our 2017 Form 10-K for further discussion of our outstanding debt.
The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2018 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Goldman Sachs loan	$1,548	$2,207	$2,313	$2,470	$2,613	$134,636	$145,787
Comerica Bank credit facility[b]	40,990	—	—	—	—	—	40,990
Santal Phase I loan[a]	—	—	32,133	—	—	—	32,133
Lantana Place construction loan	—	—	—	—	—	8,813	8,813
Jones Crossing loan	—	—	—	—	—	8,058	8,058
Amarra Villas credit facility	—	6,440	—	—	—	—	6,440
West Killeen Market construction loan	—	—	—	—	5,805	—	5,805
Barton Creek Village term loan	76	104	109	114	118	2,877	3,398
Total	$42,614	$8,751	$34,555	$2,584	$8,536	$154,384	$251,424

a.	We have the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

b.	Matures November 2018, but we are in the process of finalizing the terms and documenting a modification and longer-term extension.

CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2017. Refer to Part II, Items 7. and 7A. in our 2017 Form 10-K, for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 8 for discussion of a recently adopted accounting standards update.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off-balance sheet arrangements since December 31, 2017. See Note 9 in our 2017 Form 10-K for further information.
CAUTIONARY STATEMENT
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our active development plan, and projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, including Amarra Drive lots and townhomes and exploring opportunities to sell West Killeen Market and the retail complex in Barton Creek Village, leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, possible joint venture or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our Board considers acceptable, a decrease in the demand for real estate in the Austin, Texas area and other select Texas markets where we operate, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017 and to assign such leases to the purchaser and remove the corresponding property from the master leases, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2017 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We derive our revenue from the acquisition, entitlement, development, management, operation and sale of our commercial, hotel, entertainment and multi-family and single-family residential real estate properties. Our results of operations can vary significantly with fluctuations in the market prices of real estate, which are influenced by numerous factors, including interest rate levels. Changes in interest rates also affect interest expense on our debt.

At March 31, 2018, $102.2 million of the $251.4 million principal amount of debt outstanding bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.0 million.

There have been no material changes in our market risks since December 31, 2017. For additional information on our market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2017 Form 10-K.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2018.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2018.

In November 2013, our Board approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in first-quarter
2018. As of March 31, 2018, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

Our Comerica Bank credit facility requires lender approval of any common stock repurchases.

For a discussion of limitations on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" in Part I, Item 2. of this quarterly report on Form 10-Q.

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

Date: May 10, 2018

S-1