Form 10-Q
period 2018-06-30
STRATUS PROPERTIES INC
filed 2018-08-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
On July 31, 2018, there were issued and outstanding 8,153,370 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$12,660	$14,611
Restricted cash	24,637	24,779
Real estate held for sale	19,677	22,612
Real estate under development	140,210	118,484
Land available for development	15,428	14,804
Real estate held for investment, net	210,425	188,390
Deferred tax assets	12,114	11,461
Other assets	13,537	10,852
Total assets	$448,688	$405,993

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$22,195	$22,809
Accrued liabilities, including taxes	7,834	13,429
Debt	265,872	221,470
Deferred gain	10,480	11,320
Other liabilities	10,485	9,575
Total liabilities	316,866	278,603

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	185,757	185,395
Accumulated deficit	(39,848)	(37,121)
Common stock held in treasury	(21,260)	(21,057)
Total stockholders’ equity	124,742	127,310
Noncontrolling interests in subsidiaries	7,080	80
Total equity	131,822	127,390
Total liabilities and equity	$448,688	$405,993

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Real estate operations	$6,979	$4,021	$8,173	$6,185
Leasing operations	2,331	1,811	4,335	4,092
Hotel	9,593	9,765	18,915	20,079
Entertainment	4,407	5,832	9,652	11,737
Total revenues	23,310	21,429	41,075	42,093
Cost of sales:
Real estate operations	5,560	3,868	7,126	5,844
Leasing operations	1,323	973	2,505	2,658
Hotel	7,149	7,436	14,178	14,601
Entertainment	3,436	4,255	7,404	8,632
Depreciation	2,053	1,756	3,995	3,897
Total cost of sales	19,521	18,288	35,208	35,632
General and administrative expenses	3,015	2,846	5,996	6,242
Profit participation in sale of The Oaks at Lakeway	—	—	—	2,538
Gain on sale of assets	—	—	—	(1,115)
Total	22,536	21,134	41,204	43,297
Operating income (loss)	774	295	(129)	(1,204)
Interest expense, net	(1,742)	(1,508)	(3,301)	(3,483)
Gain (loss) on interest rate derivative instruments	80	(4)	258	82
Loss on early extinguishment of debt	—	—	—	(532)
Other income, net	11	13	22	18
Loss before income taxes and equity in unconsolidated affiliates' loss	(877)	(1,204)	(3,150)	(5,119)
Equity in unconsolidated affiliates' loss	(3)	(2)	(6)	(19)
Benefit from income taxes	23	321	429	1,583
Net loss and total comprehensive loss	(857)	(885)	(2,727)	(3,555)
Total comprehensive income attributable to noncontrolling interests in subsidiaries	—	(8)	—	(8)
Net loss and total comprehensive loss attributable to common stockholders	$(857)	$(893)	$(2,727)	$(3,563)

Basic and diluted net loss per share attributable to common stockholders	$(0.11)	$(0.11)	$(0.33)	$(0.44)

Basic and diluted weighted average common shares outstanding	8,153	8,127	8,145	8,114

Dividends declared per share of common stock	$—	$—	$—	$1.00

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(2,727)	$(3,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,995	3,897
Cost of real estate sold	5,053	3,897
Gain on sale of assets	—	(1,115)
Gain on interest rate derivative contracts	(258)	(82)
Loss on early extinguishment of debt	—	532
Debt issuance cost amortization and stock-based compensation	791	647
Equity in unconsolidated affiliates' loss	6	19
Increase (decrease) in deposits	588	(851)
Deferred income taxes	(653)	(12,607)
Purchases and development of real estate properties	(7,699)	(7,974)
Municipal utility district reimbursement	—	2,172
(Increase) decrease in other assets	(2,297)	910
Decrease in accounts payable, accrued liabilities and other	(5,505)	(895)
Net cash used in operating activities	(8,706)	(15,005)

Cash flow from investing activities:
Capital expenditures	(42,982)	(5,100)
Proceeds from sale of assets	—	117,261
Payments on master lease obligations	(932)	(927)
Other, net	(87)	(48)
Net cash (used in) provided by investing activities	(44,001)	111,186

Cash flow from financing activities:
Borrowings from credit facility	22,336	20,200
Payments on credit facility	(4,225)	(51,775)
Borrowings from project loans	29,948	7,766
Payments on project and term loans	(3,266)	(63,723)
Cash dividend paid	—	(8,127)
Stock-based awards net payments	(203)	(234)
Noncontrolling interests contributions	7,000	—
Financing costs	(976)	(375)
Net cash provided by (used in) financing activities	50,614	(96,268)
Net decrease in cash, cash equivalents and restricted cash	(2,093)	(87)
Cash, cash equivalents and restricted cash at beginning of year	39,390	25,489
Cash, cash equivalents and restricted cash at end of period	$37,297	$25,402

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Vested stock-based awards	27	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	362	—	—	—	362	—	362
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Noncontrolling interests contributions	—	—	—	—	—	—	—	7,000	7,000
Total comprehensive loss	—	—	—	(2,727)	—	—	(2,727)	—	(2,727)
Balance at June 30, 2018	9,277	$93	$185,757	$(39,848)	1,124	$(21,260)	$124,742	$7,080	$131,822

Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend	—	—	(8,127)	—	—	—	(8,127)	—	(8,127)
Exercised and vested stock-based awards	40	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	383	—	—	—	383	—	383
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive (loss) income	—	—	—	(3,563)	—	—	(3,563)	8	(3,555)
Balance at June 30, 2017	9,243	$93	$185,080	$(44,563)	1,117	$(21,057)	$119,553	$83	$119,636

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2017 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for the deferred gain on the 2017 sale of The Oaks at Lakeway, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

2.	EARNINGS PER SHARE
Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 85 thousand shares of common stock for second-quarter 2018, 102 thousand shares for second-quarter 2017, 96 thousand shares for the first six months of 2018 and 115 thousand shares for the first six months of 2017 associated with restricted stock units and outstanding stock options that were anti-dilutive because of the net losses.

3.	RELATED PARTY TRANSACTIONS
The Saint Mary, L.P.
On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26 million construction loan with Texas Capital Bank, National Association (see Note 6 for further discussion) and (2) an $8.0 million private placement. The Saint Mary, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Saint Mary Class B limited partners), for $8.0 million (the Saint Mary Offering) resulting in the Saint Mary Class B limited partners owning an aggregate of 49.1 percent equity interest in The Saint Mary, L.P.

In accordance with the terms of the Saint Mary Offering, Circle C Land, L.P., a Texas limited partnership and a subsidiary of Stratus and the sole Class A limited partner of The Saint Mary, L.P. (Circle C) purchased Class B limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. for $1.0 million. Upon completion of the Saint Mary Offering, Stratus holds, in aggregate, a 57 percent indirect equity interest in The Saint Mary, L.P. Additionally, among the participants in the Saint Mary Offering, LCHM Holdings, LLC, a related party as a result of its greater than 5 percent beneficial ownership of Stratus’ common stock (LCHM), purchased Saint Mary Class B limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. for $1.0 million.

In connection with the Saint Mary Offering, The Saint Mary GP, L.L.C., a Texas limited liability company (the Saint Mary General Partner) and a subsidiary of Stratus, Circle C, and the Saint Mary Class B limited partners entered into an Amended and Restated Limited Partnership Agreement (the Saint Mary Partnership Agreement) effective as of June 18, 2018. The Saint Mary Partnership Agreement includes the following key provisions:

•
The Saint Mary, L.P. will be managed by the Saint Mary General Partner, and The Saint Mary, L.P. will pay the Saint Mary General Partner, or another affiliate of Stratus, an asset management fee of $210,000 per year beginning one year after construction of The Saint Mary begins.

•
The Saint Mary, L.P. will pay the Saint Mary General Partner, or another affiliate of Stratus, a development management fee of approximately $1.4 million for the overall coordination and management of the development and construction of The Saint Mary.

•	Circle C contributed an approximate 14.35 acre tract of land upon which The Saint Mary will be developed and constructed and $0.7 million of cash.

•	The partners are entitled to preferred returns, which change after certain returns are achieved as specified in the Saint Mary Partnership Agreement.

Stratus has performed evaluations and concluded that The Saint Mary, L.P. is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of The Saint Mary, L.P. in accordance with applicable accounting guidance. As of June 30, 2018, Stratus’ consolidated balance sheet includes the following assets and liabilities of The Saint Mary, L.P. (in thousands):

June 30, 2018
Assets:
Restricted cash	$8,670
Real estate held under development	3,130
Other assets	400
Total assets	$12,200
Liabilities:
Accounts payable	$521
Total liabilities	521
Net assets	$11,679

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas, for the development, subject to obtaining a construction loan and building permits, of Kingwood Place, a new H-E-B, L.P. (HEB)-anchored mixed-use development project (Kingwood Place). The development plan for Kingwood Place includes a 103,000-square-foot HEB store, 41,000 square feet of retail space, 6 retail pads, and an 11-acre parcel planned for approximately 300 multi-family units. The Kingwood, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Kingwood Class B limited partners), for $10.7 million (the Kingwood Offering), representing approximately 70 percent of the projected partnership equity. Among the participants in the Kingwood Offering, LCHM purchased Kingwood Class B limited partnership interests initially representing a 8.8 percent equity interest in the Kingwood, L.P. for $1.0 million.

In connection with the Kingwood Offering, Stratus Northpark, L.L.C., a Texas limited liability company, a subsidiary of Stratus and the general partner of the Kingwood, L.P. (the Kingwood General Partner), Stratus Properties Operating Co., L.P., a Delaware limited partnership, also a subsidiary of Stratus (the Class A limited partner), and the Kingwood Class B limited partners entered into an Amended and Restated Limited Partnership Agreement (the Kingwood Partnership Agreement) effective as of August 3, 2018. The Kingwood Partnership Agreement includes the following key provisions:

•
The Kingwood, L.P. will be managed by the Kingwood General Partner, and the Kingwood, L.P. will pay the Kingwood General Partner, or another affiliate of Stratus, an asset management fee of $283,000 per year beginning one year after construction of Kingwood Place begins.

•
The Kingwood, L.P. will pay the Kingwood General Partner, or another affiliate of Stratus, a development management fee equal to four percent of the construction costs for Kingwood Place for the overall coordination and management of the development and construction of Kingwood Place.

•	The partners are entitled to preferred returns, which change after certain returns are achieved as specified in the Kingwood Partnership Agreement.

4.	DISPOSITIONS
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

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017. A contract liability of $10.5 million is presented as a deferred gain in the consolidated balance sheets at June 30, 2018, compared with $11.3 million at December 31, 2017. The reduction in the deferred gain balance primarily reflects master lease payments. The contract liability, as reduced by future master lease payments, will be recognized as additional gain as Stratus fulfills the remaining performance obligation.

Upon the sale of The Oaks at Lakeway, HEB earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the consolidated statements of comprehensive loss.

Barton Creek Village. On February 28, 2017, Stratus completed the sale of its 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek, for $3.1 million and recorded a gain on the sale of $1.1 million. In connection with the sale, a $2.1 million paydown was made on the Barton Creek Village term loan.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap agreement	$123	$123	$—	$—
Liabilities:
Debt	$265,872	$269,404	$221,470	$224,632
Interest rate swap agreement	—	—	134	134

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

6.	DEBT AND EQUITY
Debt. The components of Stratus' debt are as follows (in thousands):

	June 30, 2018	December 31, 2017
Goldman Sachs loan	$144,226	$145,195
Comerica Bank credit facility	43,877	25,765
Santal Phase I construction loan	32,572	31,864
Barton Creek Village term loan	3,330	3,375
Amarra Villas credit facility	4,490	5,247
West Killeen Market construction loan	5,936	5,378
Jones Crossing construction loan	10,170	4,646
Lantana Place construction loan	14,080	—
Santal Phase II construction loan	7,191	—
Total debt[a]	$265,872	$221,470

a.	Includes net reductions for unamortized debt issuance costs of $2.5 million at June 30, 2018, and $2.1 million at December 31, 2017.

On June 29, 2018, Stratus entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus’ Comerica Bank credit facility, which was scheduled to mature on November 30, 2018. The new loan agreement provides for (1) an increase in the revolving credit facility from $45.0 million to $60.0 million, (2) a $7.5 million sublimit for letters of credit issuance and (3) an extension of the maturity date from November 30, 2018, to June 29, 2020. Advances under the credit facility bear interest at the annual London Interbank Offered Rate (LIBOR) plus 4.0 percent. The Comerica Bank credit facility is secured by substantially all of Stratus' assets, except for properties that are encumbered by separate debt financing. The loan agreement contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintains a net asset value of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent. As of June 30, 2018, Stratus had $12.0 million available under its $60.0 million Comerica Bank revolving credit facility, with $4.1 million of letters of credit committed against the available balance.

As discussed in Note 3, on June 19, 2018, Stratus entered into a $26 million construction loan with Texas Capital Bank (The Saint Mary construction loan) to finance the initial phase of The Saint Mary. Stratus will fully guaranty The Saint Mary construction loan. The repayment guaranty will be reduced to 50 percent upon issuance of a certificate of occupancy for The Saint Mary and will be eliminated when the project debt service coverage ratio equals or exceeds 1.25:1.0. Interest is variable at the one-month LIBOR plus 3.0 percent. Payments of interest only will be due and payable monthly, and outstanding principal is payable at maturity of June 19, 2021. Outstanding amounts will be secured by The Saint Mary and all subsequent improvements. The construction loan agreement and related document contain affirmative and negative covenants usual and customary for loan agreements of this nature. Stratus may extend the maturity of this loan for up to two additional 12-month periods if certain conditions are met, including debt service coverage ratio thresholds. As of June 30, 2018, no amounts were drawn on The Saint Mary construction loan.

For a description of Stratus' other debt, refer to Note 6 in the Stratus 2017 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $3.8 million in second-quarter 2018, $2.9 million in second-quarter 2017, $7.2 million for the first six months of 2018 and $6.3 million for the first six months of 2017. Stratus' capitalized interest costs totaled $2.0 million in second-quarter 2018, $1.4 million in second-quarter 2017, $3.9 million for the first six months of 2018 and $2.8 million for the first six months of 2017, primarily related to development activities at Barton Creek.

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

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $12.1 million at June 30, 2018, and $11.5 million at December 31, 2017. Stratus’ income tax benefit for the first six months of 2018 includes a deferred tax benefit of $0.7 million, partly offset by income tax expense of $0.2 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first six months of 2018 and the first six months of 2017, and the U.S. Federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017, was primarily attributable to the Texas state margin tax.

8.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, including Santal Phase II; the Circle C community, including The Saint Mary; the Lantana community, including Lantana Place; and the condominium units at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (Jones Crossing); and in Magnolia, Texas, located in the greater Houston area (Magnolia).

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, a retail building in Barton Creek Village, Santal Phase I, the West Killeen Market in Killeen, Texas, and portions of the Lantana Place and Jones Crossing projects.

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

Revenues From Contracts with Customers. Stratus' revenues from contracts with customers for the second quarters and the first six months of 2018 and 2017 follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real Estate Operations:
Developed property sales	$6,856	$3,443	$8,011	$5,576
Undeveloped property sales	—	544	—	544
Commissions and other	123	34	162	65
	6,979	4,021	8,173	6,185
Leasing Operations:
Rental revenue	2,331	1,811	4,335	4,092
	2,331	1,811	4,335	4,092
Hotel:
Rooms, food and beverage	8,908	9,122	17,602	18,911
Other	685	643	1,313	1,168
	9,593	9,765	18,915	20,079
Entertainment:
Event revenue	3,729	5,215	8,378	10,510
Other	678	617	1,274	1,227
	4,407	5,832	9,652	11,737

Total Revenues from Contracts with Unaffiliated Customers	$23,310	$21,429	$41,075	$42,093

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]		Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended June 30, 2018:
Revenues:
Unaffiliated customers	$6,979		$2,331	$9,593	$4,407	$—	$23,310
Intersegment	8		225	50	44	(327)	—
Cost of sales, excluding depreciation	5,560	[c]	1,331	7,184	3,560	(167)	17,468
Depreciation	64		738	894	392	(35)	2,053
General and administrative expenses	—		—	—	—	3,015	3,015
Operating income (loss)	$1,363		$487	$1,565	$499	$(3,140)	$774
Capital expenditures and purchases and development of real estate properties	$4,087		$18,486	$97	$23	$—	$22,693
Total assets at June 30, 2018	207,437		95,954	101,487	36,263	7,547	448,688

Three Months Ended June 30, 2017:
Revenues:
Unaffiliated customers	$4,021	$1,811	$9,765	$5,832	$—	$21,429
Intersegment	8	221	82	85	(396)	—
Cost of sales, excluding depreciation	3,868	980	7,456	4,449	(221)	16,532
Depreciation	57	568	789	377	(35)	1,756
General and administrative expenses	—	—	—	—	2,846	2,846
Operating income (loss)	$104	$484	$1,602	$1,091	$(2,986)	$295
Capital expenditures and purchases and development of real estate properties	$4,306	$2,748	$11	$40	$—	$7,105
Total assets at June 30, 2017	160,713	69,629	103,154	37,392	24,566	395,454

	Real Estate Operations[a]		Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Six Months Ended June 30, 2018:
Revenues:
Unaffiliated customers	$8,173		$4,335	$18,915	$9,652	$—	$41,075
Intersegment	16		476	122	58	(672)	—
Cost of sales, excluding depreciation	7,126	[c]	2,521	14,222	7,696	(352)	31,213
Depreciation	125		1,371	1,789	780	(70)	3,995
General and administrative expenses	—		—	—	—	5,996	5,996
Operating income (loss)	$938		$919	$3,026	$1,234	$(6,246)	$(129)
Capital expenditures and purchases and development of real estate properties	$7,699		$42,285	$336	$361	$—	$50,681

Six Months Ended June 30, 2017:
Revenues:
Unaffiliated customers	$6,185	$4,092	$20,079	$11,737	$—	$42,093
Intersegment	21	431	173	125	(750)	—
Cost of sales, excluding depreciation	5,844	2,673	14,645	8,957	(384)	31,735
Depreciation	114	1,331	1,768	753	(69)	3,897
General and administrative expenses	—	—	—	—	6,242	6,242
Profit participation	—	2,538	—	—	—	2,538
Gain on sales of assets	—	(1,115)	—	—	—	(1,115)
Operating income (loss)	$248	$(904)	$3,839	$2,152	$(6,539)	$(1,204)
Capital expenditures and purchases and development of real estate properties	$7,974	$4,779	$258	$63	$—	$13,074

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

9.	NEW ACCOUNTING STANDARDS
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) related to revenue recognition. Stratus adopted this standard effective January 1, 2018, under the modified retrospective approach applied to contracts that remain in force at the adoption date. The adoption of this standard did not result in any changes to Stratus' revenue recognition policies or processes (refer to Note 1 of Stratus' 2017 Form 10-K for disclosure of Stratus' revenue recognition policy) except as follows:

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

Financial Instruments. In January 2016, FASB issued an ASU that amends the guidance on the classification and measurement of financial instruments. This ASU makes limited changes to prior guidance and amends certain disclosure requirements. Stratus adopted this ASU effective January 1, 2018, and the adoption did not have a material impact on its financial statements.

Leases. In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. This ASU allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, FASB issued a practical expedient allowing for entities to apply the provisions of the updated lease guidance at the January 1, 2019, effective date, without adjusting the comparative periods presented. Stratus continues to review the impact of the new guidance on its financial reporting and disclosures, including the impact of the College Station ground lease.

Statement of Cash Flows: Restricted Cash. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Stratus adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the six months ended June 30, 2017, to include restricted cash (Stratus has no restricted cash equivalents) with cash and cash equivalents.

The impact of adopting this ASU for the six months ended June 30, 2017, follows (in millions):

	Previously Reported	Impact of Adoption	Current Presentation
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,208	$(1,295)	$(87)
Cash, cash equivalents and restricted cash at beginning of year	13,597	11,892	25,489
Cash, cash equivalents and restricted cash at end of period	$14,805	$10,597	$25,402

10. SUBSEQUENT EVENTS
On July 11, 2018, Stratus' Compensation Committee (the Committee) of the Board unanimously adopted the Stratus Profit Participation Incentive Plan to enable Stratus to attract and retain highly qualified employees who will contribute to Stratus’ long-term success by providing award opportunities that align the interests of Stratus’ executives, other employees and consultants designated by the Committee with those of Stratus’ stockholders.

On August 6, 2018, Stratus purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place. See Note 3 for further discussion.

Stratus evaluated events after June 30, 2018, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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
Our acreage under development and undeveloped as of June 30, 2018, is presented in the following table.

	Under Development				Undeveloped
	Single Family	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	41	—	45	512	266	394	1,172	1,217
Circle C	—	15	—	15	—	21	216	237	252
Lantana	—	—	6	6	—	—	39	39	45
Other	—	—	—	—	7	—	—	7	7
Lakeway	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	16	16	—	—	48	48	64
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	56	22	82	554	287	823	1,664	1,746
In second-quarter 2018, our revenues totaled $23.3 million and our net loss attributable to common stockholders totaled $0.9 million, compared with revenues of $21.4 million and a net loss attributable to common stockholders of $0.9 million for second-quarter 2017. During the first six months of 2018, our revenues totaled $41.1 million and our net loss attributable to common stockholders totaled $2.7 million, compared with revenues of $42.1 million and a net loss attributable to common stockholders of $3.6 million for the first six months of 2017.
The increase in revenues in second-quarter 2018, compared with second-quarter 2017, primarily reflects higher developed property sales. The decrease in revenues for the first six months of 2018, compared with the first six months of 2017, primarily reflects lower revenues from the Entertainment and Hotel segments, partly offset by higher revenues from developed property sales.
The net loss attributable to common stockholders for the first six months of 2017 includes a $2.5 million charge ($1.6 million to net loss attributable to common stockholders) for profit participation costs and a $0.5 million loss ($0.3 million to net loss attributable to common stockholders) on early extinguishment of debt, both related to our sale of The Oaks at Lakeway, partly offset by a $1.1 million gain ($0.7 million to net loss attributable to common stockholders) on the sale of a bank building and an adjacent undeveloped 4.1 acre tract of land at Barton Creek.
At June 30, 2018, we had total debt of $265.9 million and total cash and cash equivalents of $12.7 million, compared with total debt of $221.5 million and cash and cash equivalents of $14.6 million at December 31, 2017. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See “Capital Resources and Liquidity” below and “Risk Factors” included in Part 1, Item 1A. of our 2017 Form 10-K for further discussion.
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
We are continuing our successful program of actively developing our properties and strategically marketing and selling developed assets at appropriate times to maximize stockholder value. Our active development plan includes completion of both residential and commercial projects. Our portfolio consists of approximately 1,700 acres of commercial, multi-family and single-family projects under development or undeveloped and held for future use. We believe that our portfolio, along with management’s extensive experience in Austin-area real estate development, support our ability to obtain project financing and/or seek joint venture partners including for the development projects described in “Development Activities - Residential” and “Development Activities - Commercial”.
DEVELOPMENT ACTIVITIES
Residential. As of June 30, 2018, the number of our multi-family and single-family residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II	11	—	—	11
Phase III	34	4	—	38
Amarra Villas	3	14	—	17
Other townhomes	—	—	170	170
Section N multi-family:
Santal Phase I	236	—	—	236
Santal Phase II	—	212	—	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The Saint Mary	—	240	—	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences	1	—	—	1
Total Residential Lots/Units	285	470	1,901	2,656

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
Current Activities.
In March 2018, we entered into a contract to sell one Amarra Drive Phase II lot and eight Amarra Drive Phase III lots for a total of $5.9 million. In accordance with the contract, the parties are required to close on these lots ratably before March 1, 2019. If the purchaser fails to close on the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. During second-quarter 2018, we closed on the sale of three Amarra Drive Phase III lots, two Amarra Villas townhomes and one W Austin Hotel Residence for a total of $6.9 million. During the first six months of 2018, we sold one Amarra Drive Phase II lot, four Amarra Drive Phase III lots, two Amarra Villas townhomes and one W Austin Hotel Residence for a total of $8.0 million. In July 2018, we closed on the sale of one Amarra Drive Phase III lot for $0.7 million and as of July 31, 2018, three Amarra Drive Phase III lots were under contract, in addition to the nine lots subject to the contract discussed above. As of July 31, 2018, two Amarra Villas townhomes were under contract, including one currently under construction, and are expected to close later this year.
Construction of Santal Phase II, a 212-unit garden style, multi-family project located directly adjacent to Santal Phase I in the upscale, highly populated Barton Creek community is advancing on schedule. We expect the first units to be available for occupancy in August 2018 and to substantially complete construction by year-end 2018.
In June 2018, we obtained project financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C Community. Refer to Notes 3 and 6 for further discussion.
We are actively marketing the sale of the 22,366 square-foot retail complex in Barton Creek Village and intend to sell this retail complex by the end of the year, subject to market conditions.
For further discussion of our multi-family and single-family residential properties listed in the table above, see MD&A in our 2017 Form 10-K.
Commercial. As of June 30, 2018, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, and the W Austin Hotel and ACL Live entertainment venue) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
	(in square feet)
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	64,232	35,147	220,621	320,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	44,493	—	—	44,493
Jones Crossing	48,117	106,000	104,750	258,867
Total Square Feet	235,851	141,147	3,099,394	3,476,392

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
Current Activities.
We have executed leases for approximately 70 percent of the space at West Killeen Market as of June 30, 2018, and leasing activities for the vacant space is ongoing. We intend to explore opportunities to sell West Killeen Market later this year depending on leasing progress and market conditions.

Construction of the retail component of Jones Crossing, an H-E-B, L.P., (HEB)-anchored, mixed-use development in College Station, Texas, is nearing completion. We have signed leases for approximately 80 percent of the retail space, including the HEB lease. One retail lease commenced at the end of June 2018, and two additional leases commenced in July 2018. The HEB grocery store is currently expected to open in September 2018.

Construction of phase one at Lantana Place, a mixed-use development in southwest Austin consisting of approximately 320,000 square feet of retail, hotel and office space is nearing completion. The anchor tenant, Moviehouse & Eatery, opened in May 2018, and construction of the remainder of the 99,379 square-foot first phase of the project is expected to be completed during third-quarter 2018. We also entered into a ground lease for a Marriott A/C Hotel, which is anticipated to commence construction in early 2019. We have signed leases for approximately 25 percent of the in-line retail space as of June 30, 2018, and leasing activities are ongoing.

On August 6, 2018, we purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place, a new mixed-use development project. The Kingwood project is expected to total approximately 144,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, 41,000 square feet of retail space, six retail pads and an 11-acre parcel planned for approximately 300 multi-family units. Subject to obtaining building permits and construction financing, we expect to break ground on the project in November 2018 to meet HEB's current projected store opening. Refer to Note 3 for further discussion.

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
The following table summarizes our results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income (loss):
Real estate operations	$1,363	$104	$938	$248
Leasing operations	487	484	919	(904)
Hotel	1,565	1,602	3,026	3,839
Entertainment	499	1,091	1,234	2,152
Corporate, eliminations and other	(3,140)	(2,986)	(6,246)	(6,539)
Operating income (loss)	$774	$295	$(129)	$(1,204)
Interest expense, net	$(1,742)	$(1,508)	$(3,301)	$(3,483)
Net loss attributable to common stockholders	$(857)	$(893)	$(2,727)	$(3,563)

We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 8). The following is a discussion of our operating results by segment:

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
Revenues:
Developed property sales	$6,856		$3,443	$8,011		$5,576
Undeveloped property sales	—		544	—		544
Commissions and other	131		42	178		86
Total revenues	6,987		4,029	8,189		6,206
Cost of sales, including depreciation	5,624	[a]	3,925	7,251	[a]	5,958
Operating income	$1,363		$104	$938		$248

a.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase III	3	$1,895	$272	1	$700	$303
Amarra Villas	2	3,821	1,670	1	2,193	2,004

Circle C
Meridian	—	—	—	2	550	156

W Austin Hotel & Residences Project
Condominium Units	1	1,140	726	—	—	—
Total Residential	6	$6,856		4	$3,443

	Six Months Ended June 30,
	2018			2017
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II	1	$605	$209	—	$—	$—
Phase III	4	2,445	263	2	1,365	292
Amarra Villas	2	3,821	1,670	1	2,193	2,004

Circle C
Meridian	—	—	—	7	2,018	161
W Austin Hotel & Residences Project
Condominium Units	1	1,140	726	—	—	—
Total Residential	8	$8,011		10	$5,576

Real Estate Revenue and Operating Income. Revenue and operating income from our Real Estate Operations segment increased in the 2018 periods, compared to the 2017 periods, primarily as a result of higher revenues from developed property sales.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales increased to $5.6 million for second-quarter 2018 and $7.3 million for the first six months of 2018, compared with

$3.9 million for second-quarter 2017 and $6.0 million for the first six months of 2017. Cost of sales increased in the 2018 periods, compared to the 2017 periods, primarily as a result of costs associated with the sale of two Amarra Villas townhomes and one W Austin Hotel & Residences condominium unit, which have a higher cost basis than other properties sold.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental revenue	$2,556	$2,032	$4,811	$4,523
Rental cost of sales, excluding depreciation	1,331	980	2,521	2,673
Depreciation	738	568	1,371	1,331
Profit participation	—	—	—	2,538
Gain on sales of assets	—	—	—	(1,115)
Operating income (loss)	$487	$484	$919	$(904)
Rental Revenue. Rental revenue for 2018 primarily includes revenue from Santal Phase I, the office and retail space at the W Austin Hotel & Residences, and West Killeen Market. Rental revenue for 2017 primarily included revenue from the office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village, Santal Phase I and The Oaks at Lakeway prior to its sale in February 2017. The increase in rental revenue in second-quarter 2018, compared with second-quarter 2017, primarily reflects activity at the West Killeen Market and Santal Phase I. The increase in rental revenue for the first six months of 2018, compared with the first six months of 2017, primarily reflects activity at the West Killeen Market and Santal Phase I, partially offset by the sale of The Oaks at Lakeway.
Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in second-quarter 2018, compared with second-quarter 2017, primarily as a result of higher property taxes and the completion of West Killeen Market. Rental cost of sales and depreciation expense decreased for the first six months of 2018, compared with the first six months of 2017, primarily as a result of the sale of The Oaks at Lakeway, partially offset by activity at West Killeen Market.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Hotel revenue	$9,643	$9,847	$19,037	$20,252
Hotel cost of sales, excluding depreciation	7,184	7,456	14,222	14,645
Depreciation	894	789	1,789	1,768
Operating income	$1,565	$1,602	$3,026	$3,839
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues decreased in second-quarter 2018, primarily as a result of lower room revenues. Hotel revenues decreased during the the first six months of 2018, primarily as a result of a lower number of reservations from large groups and increased competition from several newly completed hotels in the downtown Austin area. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $254 for second-quarter 2018 and $258 for the first six months of 2018, compared with $263 for second-quarter 2017 and $281 for the first six months of 2017. An increase in competition resulting from the anticipated opening of additional hotel rooms in downtown Austin during the second-half of 2018 is expected to continue to impact hotel revenues. We remain positive on the long-term outlook of the W Austin Hotel based on continued population growth and increased tourism in the Austin market.

Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Entertainment revenue	$4,451	$5,917	$9,710	$11,862
Entertainment cost of sales, excluding depreciation	3,560	4,449	7,696	8,957
Depreciation	392	377	780	753
Operating income	$499	$1,091	$1,234	$2,152
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. The decrease in Entertainment revenue in second-quarter 2018 and the first six months of 2018, compared with second-quarter 2017 and the first six months of 2017, primarily reflects a decrease in the number of events hosted, the number of tickets sold and audience attendance at ACL Live.
Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ACL Live
Events:
Events hosted	45	60	102	117
Estimated attendance	47,580	75,277	118,619	146,839
Ancillary net revenue per attendee	$56.58	$44.52	$44.18	$42.26
Ticketing:
Number of tickets sold	29,471	51,476	84,132	95,954
Gross value of tickets sold (in thousands)	$2,102	$3,076	$5,100	$6,146

3TEN ACL Live
Events:
Events hosted	57	60	106	120
Estimated attendance	10,926	11,079	19,942	21,658
Ancillary net revenue per attendee	$30.03	$32.20	$36.68	$44.61
Ticketing:
Number of tickets sold	7,784	6,157	12,709	10,570
Gross value of tickets sold (in thousands)	$168	$125	$272	$213
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $3.6 million for second-quarter 2018 and $7.7 million for the first six months of 2018, compared with $4.4 million for second-quarter 2017 and $9.0 million for the first six months of 2017, primarily reflecting a lower number of events hosted at ACL Live and 3TEN ACL Live.
Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $3.0 million for second-quarter 2018 and $6.0 million for the first six months of 2018, compared with $2.8 million for second-quarter 2017 and $6.2 million for the first six months of 2017. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $3.8 million for second-quarter 2018 and $7.2 million for the first six months of 2018 were higher, compared with $2.9 million for second-quarter 2017 and $6.3 million for the first six months of 2017, primarily reflecting higher average debt.
Capitalized interest totaled $2.0 million for second-quarter 2018 and $3.9 million for the first six months of 2018, compared with $1.4 million for second-quarter 2017 and $2.8 million for the first six months of 2017, and is primarily related to development activities at Barton Creek.
Gain (Loss) on Interest Rate Derivative Instruments. We recorded gains (losses) of $0.1 million for second-quarter 2018 and $0.3 million for the first six months of 2018, compared with less than $0.1 million for second-quarter 2017 and $0.1 million for the first six months of 2017, associated with changes in the fair values of our interest rate derivative instruments.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million for the first six months of 2017 associated with the repayment of The Oaks at Lakeway loan.
Benefit from Income Taxes. We recorded a benefit from income taxes of less than $0.1 million for second-quarter 2018 and $0.4 million for the first six months of 2018, compared with $0.3 million for second-quarter 2017 and $1.6 million for the first six months of 2017. Both the 2018 and 2017 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017 is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $12.1 million at June 30, 2018, and $11.5 million at December 31, 2017.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Six Months Ended June 30, 2018 and 2017
Operating Activities. Cash used in operating activities totaled $8.7 million for the first six months of 2018, compared with $15.0 million for the first six months of 2017. Expenditures for purchases and development of real estate properties totaled $7.7 million for the first six months of 2018 and $8.0 million for the first six months of 2017, primarily related to development of our Barton Creek properties. The decrease in deferred income taxes for the first six months of 2018, compared with the first six months of 2017, primarily relates to the closing of the sale of The Oaks at Lakeway in February 2017.
We have received MUD reimbursements relating to substantially all of the infrastructure costs incurred to date in Barton Creek, including $2.2 million received in the first six months of 2017. In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD, which will provide an opportunity for us to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with our development of the Magnolia project.
Investing Activities. Cash (used in) provided by investing activities totaled $(44.0) million for the first six months of 2018, compared with $111.2 million for the first six months of 2017. Capital expenditures totaled $43.0 million for the first six months of 2018, primarily related to development of the Santal Phase II, Lantana Place and Jones Crossing projects, and $5.1 million for the first six months of 2017, primarily related to development of West Killeen Market. The first six months of 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek.
Stratus also made payments totaling $0.9 million in the first six months of 2018 and 2017 under its master lease obligations associated with the sale of The Oaks at Lakeway.
Financing Activities. Cash provided by (used in) financing activities totaled $50.6 million for the first six months of 2018, compared with $(96.3) million for the first six months of 2017. During the first six months of 2018, net borrowings on the Comerica Bank credit facility totaled $18.1 million, compared with net repayments of $31.6 million for the first six months of 2017. Net borrowings for the first six months of 2018 were used primarily to fund development projects and capital expenditures. Net repayments in first six months of 2017 were primarily from the proceeds from the sale of the Oaks at Lakeway after repaying the related term loan. Net borrowings on other project and term loans totaled $26.7 million for the first six months of 2018, primarily for the Lantana Place, Jones Crossing and Santal Phase II projects, compared with net repayments of $56.0 million for the first six months of 2017, primarily for The Oaks at Lakeway term loan. See also “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2018. The first six months of 2018 also include $7.0 million of capital contributions from the Class B limited partners in the Saint Mary limited partnership (see Note 3).
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
Credit Facility and Other Financing Arrangements
At June 30, 2018, we had total debt based on the principal amounts outstanding of $268.4 million, compared with $223.6 million at December 31, 2017. The principal amounts of our debt outstanding at June 30, 2018, consisted of the following:

•	$145.3 million under the Goldman Sachs loan.

•
$43.9 million under the $60.0 million Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, $12.0 million of which was available at June 30, 2018, with $4.1 million of letters of credit committed against the available balance.

•	$32.8 million under the construction loan to fund Phase I of the multi-family development in Section N of Barton Creek (the Santal Phase I loan).

•	$14.4 million under the construction loan with Southside Bank to finance the initial phase of Lantana Place (the Lantana Place construction loan).

•
$10.6 million under the construction loan with Southside Bank to finance the development and construction of Phases I and 2, the retail component, of Jones Crossing (the Jones Crossing construction loan).

•	$7.5 million under the construction loan to fund Phase II of the multi-family development in Section N of Barton Creek (the Santal Phase II loan).

•	$6.1 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•	$4.6 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$3.4 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).
Several of our financing instruments contain customary financial covenants. The Santal Phase I and Phase II loans, the Amarra Villas credit facility and the West Killeen Market construction loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of June 30, 2018, Stratus' total stockholders' equity was $124.7 million. The Comerica credit facility, the Goldman Sachs loan, the Lantana Place construction loan, the Jones Crossing construction loan and The Saint Mary construction loan include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million. The Comerica credit facility also includes requirements that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent and that we obtain Comerica's prior written consent for any common stock repurchases or dividend payments. As of June 30, 2018, Stratus was in compliance with all financial covenants.
See Note 6 in our 2017 Form 10-K for further discussion of our outstanding debt.

The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2018 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Goldman Sachs loan	$1,046	$2,208	$2,313	$2,470	$2,613	$134,636	$145,286
Comerica Bank credit facility[a]	—	—	43,877	—	—	—	43,877
Santal Phase I loan[b]	—	—	32,790	—	—	—	32,790
Lantana Place construction loan	—	—	—	—	—	14,354	14,354
Jones Crossing construction loan	—	—	—	—	—	10,553	10,553
Santal Phase II loan	—	—	7,519	—	—	—	7,519
West Killeen Market construction loan	—	—	—	—	6,085	—	6,085
Amarra Villas credit facility	—	4,553	—	—	—	—	4,553
Barton Creek Village term loan	52	104	109	114	119	2,877	3,375
Total	$1,098	$6,865	$86,608	$2,584	$8,817	$162,420	$268,392

a.	See Note 6 for further information regarding Comerica Bank credit facility.

b.	We have the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2017. Refer to Part II, Items 7. and 7A. in our 2017 Form 10-K, for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 9 for discussion of a recently adopted accounting standards update.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off-balance sheet arrangements since December 31, 2017. See Note 9 in our 2017 Form 10-K for further information.
CAUTIONARY STATEMENT
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation and potential results of our active development plan, and projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, including, but not limited to, Amarra Drive lots and townhomes and exploring opportunities to sell West Killeen Market and the retail complex in Barton Creek Village, leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, possible joint venture or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
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

At June 30, 2018, $119.7 million of the $268.4 million principal amount of debt outstanding bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.2 million.

There have been no material changes in our market risks since December 31, 2017. For additional information on our market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2017 Form 10-K.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2018.

In November 2013, our Board approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in second quarter
2018. As of June 30, 2018, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

Our Comerica Bank credit facility requires lender approval of any common stock repurchases.

For a discussion of limitations on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 5. Other Information.

On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas, for the development, subject to obtaining building permits and a construction loan, of Kingwood Place, a new H-E-B, L.P. (HEB)-anchored mixed-use development project (Kingwood Place). The development plan for Kingwood Place includes a 103,000-square-foot HEB grocery store, 41,000 square feet of retail space, 6 retail pads, and an 11-acre parcel planned for approximately 300 multi-family units. Subject to obtaining building permits and construction financing, Stratus expects to break ground on Kingwood Place in November 2018. The Kingwood, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of “accredited investors” as such term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the Kingwood Class B limited partners), for $10.7 million (the Kingwood Offering) representing approximately 70 percent of the projected partnership equity. Subject to the limitations provided in the Amended and Restated Limited Partnership Agreement of the Kingwood, L.P. (the

Kingwood Partnership Agreement), Stratus is obligated to contribute any remaining equity before or in connection with the closing of a construction loan. Among the participants in the Kingwood Offering, LCHM Holdings, LLC, a greater than 5 percent beneficial owner of Stratus’ common stock, purchased Kingwood Class B limited partnership interests initially representing a 8.8 percent equity interest in the Kingwood, L.P. for $1.0 million.

In connection with the Kingwood Offering, Stratus Northpark, L.L.C., a Texas limited liability company, a subsidiary of Stratus and the general partner of the Kingwood, L.P. (the Kingwood General Partner), Stratus Properties Operating Co., L.P., a Delaware limited partnership, also a subsidiary of Stratus (the Class A limited partner), and the Kingwood Class B limited partners entered into the Kingwood Partnership Agreement effective as of August 3, 2018 (the Effective Date). The Kingwood Partnership Agreement includes the following key provisions (unless defined herein, all capitalized terms are defined in the Kingwood Partnership Agreement):

•
The Kingwood, L.P. will be managed by the Kingwood General Partner, and the Kingwood, L.P. will pay the Kingwood General Partner, or another affiliate of Stratus, an asset management fee of $283,000 per year beginning one year after construction of Kingwood Place begins.

•
The Kingwood, L.P. will pay the Kingwood General Partner, or another affiliate of Stratus, a development management fee equal to four percent of the construction costs of Kingwood Place for the overall coordination and management of the development and construction of Kingwood Place.

•
The Kingwood Class B limited partners will have approval rights on only (1) amendments to the Kingwood Partnership Agreement that would materially affect a Kingwood Class B limited partner’s economic rights, and (2) a sale of Kingwood Place to a Stratus affiliate.

•
The Kingwood Class B limited partnership interests are subject to substantial restrictions on transfer under the Kingwood Partnership Agreement and applicable law. In addition to other requirements, any transfer must be approved by the Kingwood General Partner.

•
Any proposed transfer of Kingwood Class B limited partnership interests will be subject to a right of first refusal of the Class A limited partner, the Kingwood, L.P., and the remaining partners (in order of priority), subject to customary exceptions.

•
All Capital Contributions of the Partners will accrue a cumulative return at the rate of nine percent per annum, compounded monthly; provided, however, the Class A limited partner’s Capital Contributions will not accrue the nine percent return for periods before the Effective Date. Additionally, after all of the Partners have received a cumulative return of nine percent per annum on their Capital Contributions, all Capital Contributions of the Partners will accrue an additional return until they have accrued a cumulative return of 11 percent per annum, compounded monthly; provided, however, the Class A limited partner’s Capital Contributions will not accrue the 11 percent return for periods before the Effective Date.

•
Generally, after all Partners have received a return of all of their Capital Contributions and achieved the nine percent cumulative return, the distribution ratio will be 80 percent to all Partners (according to relative capital contributions) and 20 percent to the Class A limited partner. After the Partners have achieved the 11 percent cumulative return, the distribution ratios change from (1) 80 percent for all Partners (according to relative capital contributions) and 20 percent for the Class A limited partner to (2) 60 percent for all Partners (according to relative capital contributions) and 40 percent for the Class A limited partner.

•
Cash distributions from operations, loan refinancings, and/or sale proceeds are expected to be made generally as summarized above, but will be made in accordance with the detailed procedures and terms more fully described in the Kingwood Partnership Agreement.

The foregoing summary of the Kingwood Partnership Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the Kingwood Partnership Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.2	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.3	Amended and Restated Limited Partnership Agreement of The Saint Mary, L.P. entered into by and among The Saint Mary GP, L.L.C., Circle C Land, L.P., and several Class B Limited Partners.	X

10.4
Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
X

10.5*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

_______________________

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

Date: August 9, 2018

S-1