Form 10-Q
period 2018-09-30
STRATUS PROPERTIES INC
filed 2018-11-09
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
On October 31, 2018, there were issued and outstanding 8,164,370 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$21,182	$14,611
Restricted cash	25,910	24,779
Real estate held for sale	18,980	22,612
Real estate under development	136,645	118,484
Land available for development	23,947	14,804
Real estate held for investment, net	234,796	188,390
Deferred tax assets	12,542	11,461
Other assets	14,054	10,852
Total assets	$488,056	$405,993

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$20,976	$22,809
Accrued liabilities, including taxes	10,428	13,429
Debt	293,739	221,470
Deferred gain	9,926	11,320
Other liabilities	12,620	9,575
Total liabilities	347,689	278,603

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,024	185,395
Accumulated deficit	(42,220)	(37,121)
Common stock held in treasury	(21,260)	(21,057)
Total stockholders’ equity	122,637	127,310
Noncontrolling interests in subsidiaries	17,730	80
Total equity	140,367	127,390
Total liabilities and equity	$488,056	$405,993

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Real estate operations	$2,100	2,923	$10,273	$9,108
Leasing operations	2,813	1,923	7,148	6,015
Hotel	8,172	7,738	27,087	27,817
Entertainment	4,838	4,638	14,490	16,375
Total revenues	17,923	17,222	58,998	59,315
Cost of sales:
Real estate operations	2,279	2,204	9,405	8,048
Leasing operations	1,227	1,091	3,732	3,749
Hotel	6,625	6,676	20,803	21,277
Entertainment	4,008	3,666	11,412	12,298
Depreciation	2,171	2,031	6,166	5,928
Total cost of sales	16,310	15,668	51,518	51,300
General and administrative expenses	2,650	2,220	8,646	8,462
Profit participation in sale of The Oaks at Lakeway	—	—	—	2,538
Gain on sale of assets	—	(24,306)	—	(25,421)
Total	18,960	(6,418)	60,164	36,879
Operating (loss) income	(1,037)	23,640	(1,166)	22,436
Interest expense, net	(2,150)	(1,577)	(5,451)	(5,060)
Gain on interest rate derivative instruments	56	54	314	136
Loss on early extinguishment of debt	—	—	—	(532)
Other income, net	17	6	39	24
(Loss) income before income taxes and equity in unconsolidated affiliates' income (loss)	(3,114)	22,123	(6,264)	17,004
Equity in unconsolidated affiliates' income (loss)	210	(5)	204	(24)
Benefit from (provision for) income taxes	532	(7,810)	961	(6,227)
Net (loss) income and total comprehensive (loss) income	(2,372)	14,308	(5,099)	10,753
Total comprehensive income attributable to noncontrolling interests in subsidiaries	—	—	—	(8)
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,372)	$14,308	$(5,099)	$10,745

Basic net (loss) income per share attributable to common stockholders	$(0.29)	$1.76	$(0.63)	$1.32
Diluted net (loss) income per share attributable to common stockholders	$(0.29)	$1.75	$(0.63)	$1.32

Weighted average common shares outstanding:
Basic	8,156	8,128	8,149	8,119
Diluted	8,156	8,172	8,149	8,169

Dividends declared per share of common stock	$—	$—	$—	$1.00

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities:
Net (loss) income	$(5,099)	$10,753
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	6,166	5,923
Cost of real estate sold	5,780	5,086
Gain on sale of assets	—	(25,421)
Gain on interest rate derivative contracts	(314)	(136)
Loss on early extinguishment of debt	—	532
Debt issuance cost amortization and stock-based compensation	1,389	1,227
Equity in unconsolidated affiliates' (income) loss	(204)	24
Increase (decrease) in deposits	1,242	(145)
Deferred income taxes	(1,081)	(1,264)
Purchases and development of real estate properties	(28,900)	(11,196)
Municipal utility district reimbursement	—	2,172
Increase in other assets	(2,965)	(160)
Decrease in accounts payable, accrued liabilities and other	(2,607)	(320)
Net cash used in operating activities	(26,593)	(12,925)

Cash flow from investing activities:
Capital expenditures	(53,468)	(14,363)
Proceeds from sale of assets	—	117,261
Payments on master lease obligations	(1,476)	(1,653)
Other, net	378	(49)
Net cash (used in) provided by investing activities	(54,566)	101,196

Cash flow from financing activities:
Borrowings from credit facility	32,436	45,200
Payments on credit facility	(6,112)	(53,651)
Borrowings from project loans	50,062	8,725
Payments on project and term loans	(3,799)	(64,228)
Cash dividend paid	—	(8,133)
Stock-based awards net payments	(203)	(234)
Noncontrolling interests contributions	17,650	—
Financing costs	(1,173)	(1,536)
Net cash provided by (used in) financing activities	88,861	(73,857)
Net increase in cash, cash equivalents and restricted cash	7,702	14,414
Cash, cash equivalents and restricted cash at beginning of year	39,390	25,489
Cash, cash equivalents and restricted cash at end of period	$47,092	$39,903

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at June 30, 2018	9,277	$93	$185,757	$(39,848)	1,124	$(21,260)	$124,742	$7,080	$131,822
Exercised and vested stock-based awards	11	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	267	—	—	—	267	—	267
Noncontrolling interests contributions	—	—	—	—	—	—	—	10,650	10,650
Total comprehensive loss	—	—	—	(2,372)	—	—	(2,372)	—	(2,372)
Balance at September 30, 2018	9,288	$93	$186,024	$(42,220)	1,124	$(21,260)	$122,637	$17,730	$140,367

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at June 30, 2017	9,243	$93	$185,080	$(44,563)	1,117	$(21,057)	$119,553	$83	$119,636
Cash dividend	—	—	(94)	—	—	—	(94)	—	(94)
Vested stock-based awards	7	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	198	—	—	—	198	—	198
Total comprehensive income	—	—	—	14,308	—	—	14,308	—	14,308
Balance at September 30, 2017	9,250	$93	$185,184	$(30,255)	1,117	$(21,057)	$133,965	$83	$134,048

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Exercised and vested stock-based awards	38	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	629	—	—	—	629	—	629
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Noncontrolling interests contributions	—	—	—	—	—	—	—	17,650	17,650
Total comprehensive loss	—	—	—	(5,099)	—	—	(5,099)	—	(5,099)
Balance at September 30, 2018	9,288	$93	$186,024	$(42,220)	1,124	$(21,260)	$122,637	$17,730	$140,367

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend	—	—	(8,221)	—	—	—	(8,221)	—	(8,221)
Exercised and vested stock-based awards	47	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	581	—	—	—	581	—	581
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive income	—	—	—	10,745	—	—	10,745	8	10,753
Balance at September 30, 2017	9,250	$93	$185,184	$(30,255)	1,117	$(21,057)	$133,965	$83	$134,048

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2017 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for the deferred gain on the 2017 sale of The Oaks at Lakeway, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018	2017
Net (loss) income	$(2,372)	$14,308		$(5,099)	$10,753
Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—	(8)
Net (loss) income attributable to Stratus common stockholders	$(2,372)	$14,308		$(5,099)	$10,745

Basic weighted-average shares of common stock outstanding	8,156	8,128		8,149	8,119

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	—	44		—	50

Diluted weighted-average shares of common stock outstanding	8,156	8,172		8,149	8,169

Basic net (loss) income per share attributable to common stockholders	$(0.29)	$1.76		$(0.63)	$1.32

Diluted net (loss) income per share attributable to common stockholders	$(0.29)	$1.75		$(0.63)	$1.32

a.
Excludes approximately 97 thousand shares of common stock for third-quarter 2018, 30 thousand shares for third-quarter 2017, 96 thousand shares for the first nine months of 2018 and 23 thousand shares for the first nine months of 2017 associated with restricted stock units and outstanding stock options that were anti-dilutive.

3.	RELATED PARTY TRANSACTIONS
The Saint Mary, L.P.
On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26 million construction loan with Texas Capital Bank, National Association (see Note 6 for further discussion) and (2) an $8.0 million private placement. The Saint Mary, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Saint Mary Class B limited partners), for $8.0 million (the Saint Mary Offering) resulting in the Saint Mary Class B limited partners owning an aggregate 49.1 percent equity interest in The Saint Mary, L.P.

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

Stratus has performed evaluations and concluded that The Saint Mary, L.P. is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of The Saint Mary, L.P. in accordance with applicable accounting guidance. As of September 30, 2018, Stratus’ consolidated balance sheet includes the following assets and liabilities of The Saint Mary, L.P. (in thousands):

September 30, 2018
Assets:
Cash and cash equivalents	$11
Restricted cash	6,001
Real estate held under development	6,550
Other assets	748
Total assets	$13,310
Liabilities:
Accounts payable	$1,466
Accrued liabilities, including taxes	16
Total liabilities	1,482
Net assets	$11,828

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development, subject to obtaining a construction loan and building permits, of Kingwood Place, a new H-E-B, L.P. (HEB)-anchored mixed-use development project (Kingwood Place). The development plan for Kingwood Place includes a 103,000-square-foot HEB store, 41,000 square feet of retail space, 6 retail pads, and an 11-acre parcel planned for approximately 300 multi-family units. The Kingwood, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Kingwood Class B limited partners), for $10.7 million (the Kingwood Offering), representing approximately 70 percent of the projected partnership equity. Among the participants in the Kingwood Offering, LCHM purchased Kingwood Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. for $1.0 million.

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

Stratus has performed evaluations and concluded that the Kingwood, L.P. is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of the Kingwood, L.P. in accordance with applicable accounting guidance. As of September 30, 2018, Stratus’ consolidated balance sheet includes the following assets and liabilities of the Kingwood, L.P. (in thousands):

September 30, 2018
Assets:
Cash and cash equivalents	$3,197
Real estate held under development	15,080
Total assets	$18,277
Liabilities:
Accounts payable	$213
Accrued liabilities, including taxes	171
Debt	6,664
Total liabilities	7,048
Net assets	$11,229

4.	DISPOSITIONS
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

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017. A contract liability of $9.9 million is presented as a deferred gain in the consolidated balance sheets at September 30, 2018, compared with $11.3 million at December 31, 2017. The reduction in the deferred gain balance primarily reflects master lease payments. The contract liability, as reduced by future master lease payments, will be recognized as additional gain as Stratus fulfills the remaining performance obligation.

Upon the sale of The Oaks at Lakeway, HEB earned a profit participation of $2.5 million (of which $2.2 million was paid at closing), which is presented separately in the consolidated statements of comprehensive (loss) income.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap agreement	$179	$179	$—	$—
Liabilities:
Debt	$293,739	$297,246	$221,470	$224,632
Interest rate swap agreement	—	—	134	134

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. The interest rate swap does not qualify for hedge accounting and changes in its fair value are recorded in the consolidated statements of comprehensive (loss) income. Stratus evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy.

6.	DEBT AND EQUITY
Debt. The components of Stratus' debt are as follows (in thousands):

	September 30, 2018	December 31, 2017
Goldman Sachs loan	$143,753	$145,195
Comerica Bank credit facility	52,089	25,765
Santal Phase I construction loan	32,597	31,864
Barton Creek Village term loan	3,308	3,375
Amarra Villas credit facility	5,261	5,247
West Killeen Market construction loan	6,421	5,378
Jones Crossing construction loan	11,153	4,646
Lantana Place construction loan	16,114	—
Santal Phase II construction loan	16,379	—
Kingwood Place loan	6,664	—
Total debt[a]	$293,739	$221,470

a.	Includes net reductions for unamortized debt issuance costs of $2.4 million at September 30, 2018, and $2.1 million at December 31, 2017.

As discussed in Note 3, on August 3, 2018, Kingwood, L.P. entered into a one year, $6.75 million loan with Comerica Bank to purchase a 54-acre tract of land located in Kingwood, Texas, for the development, subject to obtaining a construction loan and building permits, of Kingwood Place. The loan bears interest at the London Interbank Offered Rate (LIBOR) plus 4.0 percent. Borrowings on the Kingwood Place loan are secured by the Kingwood project, and are guaranteed by Stratus. The Kingwood Place loan contains the same financial covenants in place on Stratus’ Comerica Bank Credit Facility, including a requirement that Stratus maintains a net asset value of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent.

On June 29, 2018, Stratus entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus’ Comerica Bank credit facility, which was scheduled to mature on November 30, 2018. The new loan agreement provides for (1) an increase in the revolving credit facility from $45.0 million to $60.0 million, (2) a $7.5 million sublimit for letters of credit issuance and (3) an extension of the maturity date from November 30, 2018, to June 29, 2020. Advances under the credit facility bear interest at the annual LIBOR plus 4.0 percent. The Comerica Bank credit facility is secured by substantially all of Stratus' assets, except for properties that are encumbered by separate debt financing. The loan agreement contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintains a net asset value of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent. As of September 30, 2018, Stratus had $3.8 million available under its $60.0 million Comerica Bank revolving line of credit, with $4.1 million of letters of credit committed against the credit facility.

As discussed in Note 3, on June 19, 2018, Stratus entered into a $26 million construction loan with Texas Capital Bank (The Saint Mary construction loan) to finance the initial phase of The Saint Mary. Stratus will fully guaranty The Saint Mary construction loan. The repayment guaranty will be reduced to 50 percent upon issuance of a certificate of occupancy for The Saint Mary and will be eliminated when the project debt service coverage ratio equals or exceeds 1.25:1.0. Interest is variable at the one-month LIBOR plus 3.0 percent. Payments of interest only will be due and payable monthly, and outstanding principal is payable at maturity of June 19, 2021. Outstanding amounts will be secured by The Saint Mary and all subsequent improvements. The construction loan agreement and related document contain affirmative and negative covenants usual and customary for loan agreements of this nature. Stratus may extend the maturity of this loan for up to two additional 12-month periods if certain conditions are met, including debt service coverage ratio thresholds. As of September 30, 2018, no amounts were drawn on The Saint Mary construction loan.

For a description of Stratus' other debt, refer to Note 6 in the Stratus 2017 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.3 million in third-quarter 2018, $3.1 million in third-quarter 2017, $11.4 million for the first nine months of 2018 and $9.3 million for the first nine months of 2017. Stratus' capitalized interest costs totaled $2.1 million in third-quarter 2018, $1.5 million in third-quarter 2017, $6.0 million for the first nine months of 2018 and $4.3 million for the first nine months of 2017, primarily related to development activities at Barton Creek.

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

7.	PROFIT PARTICIPATION INCENTIVE PLAN
On July 11, 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Under the Plan, 25 percent of the profit for each approved project following a capital transaction (as defined in the Plan) will be set aside in a pool. The Committee will allocate participation interests in each pool to select executi ves, other employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses and any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonuses under the Plan are payable in cash prior to March 15th of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the Plan are limited to no more than four times the executive officer’s base salary, and any amounts due under the Plan in excess of that amount will be converted to an equivalent number of stock-settled restricted stock units with a one-year vesting period.

If a capital transaction has not occurred prior to the third anniversary of the date an approved project is substantially complete (a valuation event), the Committee will obtain a third-party appraisal of the approved project as of the valuation event. Based on the appraised value, the Committee will determine if any profit would have been generated after applying the hurdles described above, and if so, the amount of any bonus that would have been attributable to each participant. Any such amount will convert into an equivalent number of stock-settled restricted stock units that will vest in annual installments over a three-year period, provided that the participant satisfies the applicable service conditions.

On August 2, 2018, the Committee designated seven existing development projects as approved projects under the Plan, and allocated participation interests in each pool to certain executives, employees and consultants. As of September 30, 2018, one of those approved projects was substantially complete.

Because of uncertainty in estimating future market conditions and development plans and costs for approved projects, the timing and amount of bonus awards under the Plan cannot currently be reliably determined. As such, no amounts have been recorded for bonus awards under the Plan as of September 30, 2018. Stratus will record estimates of such amounts for an approved project when they can be reliably determined, which is currently expected to be at the time a capital transaction is announced or when a valuation event occurs.

8.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 in the Stratus 2017 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $12.5 million at September 30, 2018, and $11.5 million at December 31, 2017. Stratus’ income tax benefit for the first nine months of 2018 includes a deferred tax benefit of $1.1 million, partly offset by income tax expense of $0.1 million. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first nine months of 2018 and the first nine months of 2017, and the U.S. Federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017, was primarily attributable to the Texas state margin tax.

9.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community, including portions of Santal Phase II; the Circle C community, including The Saint Mary; the Lantana community, including Lantana Place; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas located in the greater Austin area (Lakeway); in College Station, Texas (Jones Crossing); and in Magnolia, Texas (Magnolia) and Kingwood, Texas (Kingwood Place), both located in the greater Houston area.

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, a retail building in Barton Creek Village, Santal Phase I, the West Killeen Market in Killeen, Texas, and portions of the Santal Phase II, Lantana Place and Jones Crossing projects.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences in downtown Austin, Texas.

The Entertainment segment includes ACL Live, a live music and entertainment venue and production studio, and 3TEN ACL Live, both at the W Austin Hotel & Residences. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, a television program showcasing popular music legends. The Entertainment segment also includes revenues and costs associated with events hosted at other venues.

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

Revenues From Contracts with Customers. Stratus' revenues from contracts with customers for the third quarters and the first nine months of 2018 and 2017 follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real Estate Operations:
Developed property sales	$2,025	$2,860	$10,036	$8,436
Undeveloped property sales	—	—	—	544
Commissions and other	75	63	237	128
	2,100	2,923	10,273	9,108
Leasing Operations:
Rental revenue	2,813	1,923	7,148	6,015
	2,813	1,923	7,148	6,015
Hotel:
Rooms, food and beverage	7,554	7,143	25,156	26,054
Other	618	595	1,931	1,763
	8,172	7,738	27,087	27,817
Entertainment:
Event revenue	4,154	4,010	12,532	14,520
Other	684	628	1,958	1,855
	4,838	4,638	14,490	16,375

Total Revenues from Contracts with Unaffiliated Customers	$17,923	$17,222	$58,998	$59,315

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended September 30, 2018:
Revenues:
Unaffiliated customers	$2,100	$2,813	$8,172	$4,838	$—	$17,923
Intersegment	8	227	72	21	(328)	—
Cost of sales, excluding depreciation	2,279	1,235	6,639	4,154	(168)	14,139
Depreciation	65	863	886	391	(34)	2,171
General and administrative expenses	—	—	—	—	2,650	2,650
Operating (loss) income	$(236)	$942	$719	$314	$(2,776)	$(1,037)
Capital expenditures and purchases and development of real estate properties	$21,201	$10,334	$128	$24	$—	$31,687
Total assets at September 30, 2018	183,857	157,706	102,069	36,377	8,047	488,056

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Eliminations and Other[b]	Total
Three Months Ended September 30, 2017:
Revenues:
Unaffiliated customers	$2,923	$1,923		$7,738	$4,638	$—	$17,222
Intersegment	115	222		57	17	(411)	—
Cost of sales, excluding depreciation	2,204	1,100		6,678	3,799	(144)	13,637
Depreciation	57	739		886	384	(35)	2,031
General and administrative expenses	—	—		—	—	2,220	2,220
Gain on sales of assets	—	(24,306)	[c]	—	—	—	(24,306)
Operating income (loss)	$777	$24,612		$231	$472	$(2,452)	$23,640
Capital expenditures and purchases and development of real estate properties	$3,222	$9,066		$15	$182	$—	$12,485
Total assets at September 30, 2017	183,643	71,041		103,560	36,888	15,332	410,464

Nine Months Ended September 30, 2018:
Revenues:
Unaffiliated customers	$10,273		$7,148	$27,087	$14,490	$—	$58,998
Intersegment	24		703	194	79	(1,000)	—
Cost of sales, excluding depreciation	9,405	[d]	3,756	20,861	11,850	(520)	45,352
Depreciation	190		2,234	2,675	1,171	(104)	6,166
General and administrative expenses	—		—	—	—	8,646	8,646
Operating income (loss)	$702		$1,861	$3,745	$1,548	$(9,022)	$(1,166)
Capital expenditures and purchases and development of real estate properties	$28,900		$52,619	$464	$385	$—	$82,368

Nine Months Ended September 30, 2017:
Revenues:
Unaffiliated customers	$9,108	$6,015		$27,817	$16,375	$—	$59,315
Intersegment	136	653		230	142	(1,161)	—
Cost of sales, excluding depreciation	8,048	3,773		21,323	12,756	(528)	45,372
Depreciation	171	2,070		2,654	1,137	(104)	5,928
General and administrative expenses	—	—		—	—	8,462	8,462
Profit participation	—	2,538		—	—	—	2,538
Gain on sales of assets	—	(25,421)	[c]	—	—	—	(25,421)
Operating income (loss)	$1,025	$23,708		$4,070	$2,624	$(8,991)	$22,436
Capital expenditures and purchases and development of real estate properties	$11,196	$13,845		$273	$245	$—	$25,559

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Includes $24.3 million associated with recognition of a portion of the deferred gain on the sale of The Oaks at Lakeway.

d.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

10.	NEW ACCOUNTING STANDARDS
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

Financial Instruments. In January 2016, FASB issued an ASU that amends the guidance on the classification and measurement of financial instruments. This ASU makes limited changes to prior guidance and amends certain disclosure requirements. Stratus adopted this ASU effective January 1, 2018, and such adoption did not have a material impact on its financial statements.

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

Statement of Cash Flows: Restricted Cash. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Stratus adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the nine months ended September 30, 2017, to include restricted cash (Stratus has no restricted cash equivalents) with cash and cash equivalents.

The impact of adopting this ASU for the nine months ended September 30, 2017, follows (in millions):

	Previously Reported	Impact of Adoption	Current Presentation
Net increase in cash, cash equivalents and restricted cash	$2,555	$11,859	$14,414
Cash, cash equivalents and restricted cash at beginning of year	13,597	11,892	25,489
Cash, cash equivalents and restricted cash at end of period	$16,152	$23,751	$39,903

11. SUBSEQUENT EVENTS
In October 2018, Stratus, in partnership with HEB, purchased a 38-acre tract of land for approximately $9.5 million in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Stratus and HEB entered into a new partnership agreement in which each party owns a 50 percent interest in the partnership and each funded half of the land purchase. Subject to completion of development plans, Stratus currently expects the New Caney project will be anchored by an HEB grocery store, and will include approximately 145,000 square feet of retail space (inclusive of the HEB grocery store), 5 pad sites, and a 10-acre multi-family parcel. Upon completion of certain pre-development work, which is currently underway, Stratus intends to enter into a lease with HEB, at which time Stratus will acquire HEB’s interest in the partnership for the amount of HEB’s investment. Stratus is reviewing its plans for timing of commencement of construction, which Stratus currently expects to be in approximately three years.

Stratus evaluated events after September 30, 2018, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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
We are a diversified real estate company engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, hotel, entertainment, and multi-family and single-family residential real estate properties, primarily located in the Austin, Texas area, and also including projects in certain other select markets in Texas. We generate revenues and cash flows from the sale of developed properties, rental income from our leased properties and from our hotel and entertainment operations. See Note 9 for further discussion of our operating segments.
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
Our acreage under development and undeveloped as of September 30, 2018, is presented in the following table.

	Under Development				Undeveloped
	Single Family	Multi- family	Commercial	Total	Single family	Multi-family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	32	—	36	512	266	394	1,172	1,208
Circle C	—	15	—	15	—	21	216	237	252
Lantana	—	—	—	—	—	—	39	39	39
Other	—	—	—	—	7	—	—	7	7
Lakeway	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	—	—	—	—	48	48	48
Kingwood Place	—	—	54	54	—	—	—	—	54
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	47	54	105	554	287	823	1,664	1,769
In third-quarter 2018, our revenues totaled $17.9 million and our net loss attributable to common stockholders totaled $2.4 million, compared with revenues of $17.2 million and net income attributable to common stockholders of $14.3 million for third-quarter 2017. During the first nine months of 2018, our revenues totaled $59.0 million and our net loss attributable to common stockholders totaled $5.1 million, compared with revenues of $59.3 million and net income attributable to common stockholders of $10.7 million for the first nine months of 2017.
The increase in revenues in third-quarter 2018, compared with third-quarter 2017, primarily reflects increased revenue from the Leasing Operations segment, partially offset by lower developed property sales. The decrease in revenues for the first nine months of 2018, compared with the first nine months of 2017, primarily reflects lower revenues from the Entertainment and Hotel segments, partially offset by higher revenue from the Leasing Operations segment and developed property sales.
The results for third-quarter 2017 and the first nine months of 2017 include a gain on the sale of assets totaling $24.3 million ($15.7 million to net income attributable to common stockholders) associated with recognition of a portion of the deferred gain on the sale of The Oaks at Lakeway. The results for the first nine months of 2017 also include a $2.5 million charge ($1.6 million to net income attributable to common stockholders) for profit participation costs and a $0.5 million loss ($0.3 million to net income attributable to common stockholders) on early extinguishment of debt, both related to our sale of The Oaks at Lakeway, partly offset by a $1.1 million gain ($0.7 million to net income attributable to common stockholders) on the sale of a bank building and an adjacent undeveloped 4.1 acre tract of land at Barton Creek.
At September 30, 2018, we had total debt of $293.7 million and total cash and cash equivalents of $21.2 million, compared with total debt of $221.5 million and cash and cash equivalents of $14.6 million at December 31, 2017. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See “Capital Resources and Liquidity” below and “Risk Factors” included in Part 1, Item 1A. of our 2017 Form 10-K for further discussion.
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
We are continuing our successful program of actively developing our properties and refinancing or marketing and selling developed assets at appropriate times to maximize stockholder value. Our active development plan includes completion of both residential and commercial projects. Our portfolio consists of approximately 1,800 acres of commercial, multi-family and single-family projects under development or undeveloped and held for future use. We believe that our portfolio, along with management’s extensive experience in Austin-area real estate development, support our ability to obtain project financing and/or seek joint venture partners including for the development projects described in “Development Activities - Residential” and “Development Activities - Commercial”.
DEVELOPMENT ACTIVITIES
Residential. As of September 30, 2018, the number of our multi-family and single-family residential developed lots/units, lots under development and lots for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II	10	—	—	10
Phase III	32	4	—	36
Amarra Villas	3	14	—	17
Other townhomes	—	—	170	170
Section N multi-family:
Santal Phase I	236	—	—	236
Santal Phase II	64	148	—	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The Saint Mary	—	240	—	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences	1	—	—	1
Total Residential Lots/Units	346	406	1,901	2,653

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

Current Activities.
In March 2018, we entered into a contract to sell one Amarra Drive Phase II lot and eight Amarra Drive Phase III lots for a total of $5.9 million. In accordance with the contract, the parties are required to close on these lots ratably before March 1, 2019. If the purchaser fails to close on the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. During third-quarter 2018, we closed on the sale of the one Amarra Drive Phase II lot included in the agreement discussed above, and two Amarra Drive Phase III lots for a total of $2.0 million. During the first nine months of 2018, we sold two Amarra Drive Phase II lots, six Amarra Drive Phase III lots, two Amarra Villas townhomes and one W Austin Hotel Residence for a total of $10.0 million.
Subsequent to third-quarter 2018 and through November 8, 2018, we closed on the sale of one Amarra Villas townhome, one Amarra Drive Phase II lot and one Amarra Drive Phase III lot. As of November 8, 2018, one Amarra Drive Phase III lot was under contract, in addition to the remaining eight Phase III lots subject to the contract discussed above. Also as of November 8, 2018, two Amarra Villas townhomes were under contract, including one currently under construction, and are expected to close later this year.
Construction of Santal Phase II, a 212-unit garden style, multi-family project located directly adjacent to Santal Phase I in the upscale, highly populated Barton Creek community is continuing to advance on schedule and on budget. The first Phase II units became available for occupancy in August 2018 and we plan to substantially complete construction by year-end 2018. As of September 30, 2018, 28 of the Phase II units were leased and the 236-unit Phase I was 96 percent leased and stabilized. We currently plan to evaluate refinancing the combined 448-unit Santal property upon stabilization of Phase II, which is currently expected by the end of 2019, subject to market conditions and leasing progress.
In June 2018, we obtained project financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C Community. The project remains on budget, and the first units are expected to be available for occupancy in third-quarter 2019, with projected completion expected by the end of 2019. Refer to Notes 3 and 6 for further discussion.
For further discussion of our multi-family and single-family residential properties listed in the table above, see MD&A in our 2017 Form 10-K.

Commercial. As of September 30, 2018, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding property associated with our unconsolidated joint venture with Tramell Crow Central Texas Development, Inc. relating to Crestview Station in Austin, and the W Austin Hotel and ACL Live entertainment venue) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development[a]	Total
	(in square feet)
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	99,379	—	220,621	320,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,117	—	104,750	258,867
Kingwood Place	—	143,767	—	143,767
Total Square Feet	376,998	143,767	3,099,394	3,620,159

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

Current Activities.
We have executed leases for 68 percent of the retail space at West Killeen Market as of September 30, 2018, and all tenants are currently open for business. Leasing activities for the vacant space are ongoing. We intend to explore opportunities to sell West Killeen Market in 2019 depending on leasing progress and market conditions.

Construction of the retail component of Jones Crossing, an H-E-B, L.P., (HEB)-anchored, mixed-use development in College Station, Texas, is complete. We have signed leases for approximately 80 percent of the retail space, including the HEB lease. The HEB grocery store opened in September 2018, as scheduled. In addition, we have begun preliminary planning work on the phased 600-unit multi-family component.

We completed construction of the 99,379 square-foot first phase of Lantana Place, a mixed-use development in southwest Austin consisting of approximately 320,000 square feet of retail, hotel and office space in third-quarter 2018. The anchor tenant, Moviehouse & Eatery, opened in May 2018. We also entered into a ground lease for a Marriott A/C Hotel, which is anticipated to commence construction in early 2019. We have signed leases for 61 percent of the retail space as of September 30, 2018, and tenant improvement work is progressing.

Occupancy of the 22,366 square-foot retail complex in Barton Creek Village was approximately 70 percent as of September 30, 2018, and leasing activities for the vacant space are ongoing. We intend to market Barton Creek Village for sale in 2019, subject to market conditions and leasing progress.

On August 6, 2018, we purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place, a new mixed-use development project. The Kingwood project is expected to total approximately 144,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, 41,000 square feet of retail space, 6 retail pads and an 11-acre parcel planned for approximately 300 multi-family units. Site clearing is complete and construction is expected to begin in November 2018 subject to closing of construction financing. The HEB grocery store is anticipated to open in third-quarter 2019. Refer to Notes 3 and 6 for further discussion.

In October 2018, Stratus, in partnership with HEB, purchased a 38-acre tract of land for approximately $9.5 million in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will be anchored by an HEB grocery store, and will include restaurants, retail services, and shop space, totaling approximately 145,000 square feet of retail space (inclusive of the HEB grocery store), 5 pad sites, and a 10-acre multi-family parcel. Refer to Note 11 for further discussion.

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
The following table summarizes our results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating (loss) income:
Real estate operations	$(236)	$777	$702	$1,025
Leasing operations	942	24,612	1,861	23,708
Hotel	719	231	3,745	4,070
Entertainment	314	472	1,548	2,624
Corporate, eliminations and other	(2,776)	(2,452)	(9,022)	(8,991)
Operating (loss) income	$(1,037)	$23,640	$(1,166)	$22,436
Interest expense, net	$(2,150)	$(1,577)	$(5,451)	$(5,060)
Net (loss) income attributable to common stockholders	$(2,372)	$14,308	$(5,099)	$10,745
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 9). The following is a discussion of our operating results by segment:

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Revenues:
Developed property sales	$2,025	$2,860	$10,036		$8,436
Undeveloped property sales	—	—	—		544
Commissions and other	83	178	261		264
Total revenues	2,108	3,038	10,297		9,244
Cost of sales, including depreciation	2,344	2,261	9,595	[a]	8,219
Operating (loss) income	$(236)	$777	$702		$1,025

a.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II	1	$670	$211	1	$560	$193
Phase III	2	1,355	289	2	1,475	316

Circle C
Meridian	—	—	—	3	825	156

Total Residential	3	$2,025		6	$2,860

	Nine Months Ended September 30,
	2018			2017
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II	2	$1,275	$210	1	$560	$193
Phase III	6	3,800	272	4	2,840	304
Amarra Villas	2	3,821	1,666	1	2,193	2,004

Circle C
Meridian	—	—	—	10	2,843	160
W Austin Hotel & Residences
Condominium Units	1	1,140	726	—	—	—
Total Residential	11	$10,036		16	$8,436

Real Estate Revenue and Operating (Loss) Income. Revenue and operating income from our Real Estate Operations segment decreased in third-quarter 2018, compared with third-quarter 2017, primarily as a result of fewer developed property sales. Revenue and operating income from our Real Estate Operations for the first nine months of 2018 increased, compared with the first nine months of 2017, primarily as a result of higher revenues from the sales of higher priced residential units, including Amara Villas townhomes and the W Austin Hotel & Residences condominium.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales of $2.3 million for third-quarter 2018 approximated the cost of sales for third-quarter 2017. Cost of sales increased to $9.6 million for the first nine months of 2018, compared with $8.2 million for the first nine months of 2017, primarily as a result of the costs associated with the sale of two Amarra Villas townhomes and one W Austin Hotel & Residences condominium unit, which have a higher cost basis than the other properties sold.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenue	$3,040	$2,145	$7,851	$6,668
Rental cost of sales, excluding depreciation	1,235	1,100	3,756	3,773
Depreciation	863	739	2,234	2,070
Profit participation	—	—	—	2,538
Gain on sales of assets	—	(24,306)	—	(25,421)
Operating income	$942	$24,612	$1,861	$23,708

Rental Revenue. Rental revenue for 2018 primarily includes revenue from Santal Phase I, the office and retail space at the W Austin Hotel & Residences, West Killeen Market, Lantana Place and retail space at Barton Creek Village. Rental revenue for 2017 primarily included revenue from Santal Phase I, the office and retail space at the W Austin Hotel & Residences, retail space at Barton Creek Village, and The Oaks at Lakeway prior to its sale in February 2017. The increase in rental revenue in third-quarter 2018, compared with third-quarter 2017, primarily reflects activity at our recently completed retail properties, Lantana Place, Jones Crossing and West Killeen Market. The increase in rental revenue for the first nine months of 2018, compared with the first nine months of 2017, primarily reflects activity at Lantana Place, West Killeen Market, Santal Phase I and Jones Crossing, partially offset by the sale of The Oaks at Lakeway.
Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in third-quarter 2018, compared with third-quarter 2017, primarily as a result of activity at Lantana Place, Jones Crossing and the office space at the W Austin Hotel & Residences as a result of costs associated with repairs. Rental cost of sales and depreciation expense slightly increased for the first nine months of 2018, compared with the first nine months of 2017, primarily as a result of activity at West Killeen Market, Lantana Place, Jones Crossing and the office space at the W Austin Hotel & Residences as a result of costs associated with repairs, partially offset by the sale of The Oaks at Lakeway.

Operating Income. Operating income decreased in the 2018 periods, compared with the 2017 periods, primarily because operating income from the Leasing Operations segment for the 2017 periods included the recognition of a portion ($24.3 million) of the deferred gain associated with the sale of The Oaks at Lakeway (see Note 4). The first nine months of 2017 also included a $2.5 million profit participation charge associated with our sale of The Oaks at Lakeway, partly offset by a $1.1 million gain on the sale of a 3,085-square-foot bank building and an adjacent 4.1 acre undeveloped tract of land in Barton Creek.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Hotel revenue	$8,244	$7,795	$27,281	$28,047
Hotel cost of sales, excluding depreciation	6,639	6,678	20,861	21,323
Depreciation	886	886	2,675	2,654
Operating income	$719	$231	$3,745	$4,070
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues increased in third-quarter 2018, compared with third-quarter 2017, primarily reflecting higher room revenues resulting from higher occupancy during the quarter. Hotel revenues decreased during the first nine months of 2018, compared with the first nine months of 2017, primarily as a result of lower number of reservations from large groups and lower food and beverage sales. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $214 for third-quarter 2018 and $243 for the first nine months of 2018, compared with $199 for third-quarter 2017 and $253 for the first nine months of 2017. While we remain positive on the long-term outlook of the W Austin Hotel based on continued population growth and increased tourism in the Austin market, a continued increase in competition resulting from the anticipated opening of additional hotel rooms in downtown Austin during the remainder of 2018 and 2019 is expected to have an ongoing impact on our hotel revenues.
Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Entertainment revenue	$4,859	$4,655	$14,569	$16,517
Entertainment cost of sales, excluding depreciation	4,154	3,799	11,850	12,756
Depreciation	391	384	1,171	1,137
Operating income	$314	$472	$1,548	$2,624

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment will vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. The increase in Entertainment revenue in third-quarter 2018, compared with third-quarter 2017, primarily reflects higher ticket prices at ACL Live and an increase in revenue from sponsorships and sales of suites and personal seat licenses. The decrease in Entertainment revenue for the first nine months of 2018, compared with the first nine months of 2017, primarily reflects fewer events hosted and lower event attendance.
Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ACL Live
Events:
Events hosted	49	43	151	160
Estimated attendance	62,323	61,848	180,942	208,687
Ancillary net revenue per attendee	$32.87	$35.95	$40.28	$40.39
Ticketing:
Number of tickets sold	48,436	56,316	132,568	152,270
Gross value of tickets sold (in thousands)	$2,686	$2,995	$7,786	$9,142

3TEN ACL Live
Events:
Events hosted	55	47	161	167
Estimated attendance	9,520	8,141	29,462	29,799
Ancillary net revenue per attendee	$49.84	$21.25	$40.93	$38.23
Ticketing:
Number of tickets sold	5,316	3,386	18,025	13,956
Gross value of tickets sold (in thousands)	$142	$89	$415	$302
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $4.2 million for third-quarter 2018, compared with $3.8 million for third-quarter 2017, primarily reflects an increase in the number of events hosted. Entertainment cost of sales, excluding depreciation, totaled $11.9 million for the first nine months of 2018, compared with $12.8 million for the first nine months of 2017, primarily reflecting a decrease in the number of events hosted at ACL Live.
Corporate, Eliminations and Other
Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $2.7 million for third-quarter 2018 and $8.6 million for the first nine months of 2018, compared with $2.2 million for third-quarter 2017 and $8.5 million for the first nine months of 2017. The increase in general and administrative expenses in third-quarter 2018, compared to third-quarter 2017, primarily reflects increases in compensation and legal fees. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $4.3 million for third-quarter 2018 and $11.4 million for the first nine months of 2018 were higher, compared with $3.1 million for third-quarter 2017 and $9.3 million for the first nine months of 2017, primarily reflecting higher average debt balances.

Capitalized interest totaled $2.1 million for third-quarter 2018 and $6.0 million for the first nine months of 2018, compared with $1.5 million for third-quarter 2017 and $4.3 million for the first nine months of 2017, and is primarily related to development activities at Barton Creek.
Gain on Interest Rate Derivative Instruments. We recorded gains of $0.1 million for third-quarter 2018 and $0.3 million for the first nine months of 2018, compared with $0.1 million for third-quarter 2017 and the first nine months of 2017, associated with changes in the fair values of our interest rate derivative instruments.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $0.5 million for the first nine months of 2017 associated with the repayment of The Oaks at Lakeway loan.
Equity in Unconsolidated Affiliates' Income (Loss). We account for our interests in our unconsolidated affiliates, primarily Crestview Station, using the equity method. Our equity in the net income (loss) of these entities totaled $210 thousand for third-quarter 2018 and $204 thousand for the first nine months of 2018, compared with $(5) thousand for third-quarter 2017 and $(24) thousand for the first nine months of 2017. The increase in the third-quarter and first nine months of 2018 reflects profit from the sale of Crestview's last tract of land in July 2018.
Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes of $0.5 million for third-quarter 2018 and $1.0 million for the first nine months of 2018, compared with a provision of $(7.8) million for third-quarter 2017 and $(6.2) million for the first nine months of 2017. Both the 2018 and 2017 periods also include the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017 is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $12.5 million at September 30, 2018, and $11.5 million at December 31, 2017.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Nine Months Ended September 30, 2018 and 2017
Operating Activities. Cash used in operating activities totaled $26.6 million for the first nine months of 2018, compared with $12.9 million for the first nine months of 2017. Expenditures for purchases and development of real estate properties totaled $28.9 million for the first nine months of 2018, compared with $11.2 million for the first nine months of 2017. The increase in the 2018 period primarily reflects the purchase of the Kingwood Place land.
We have received MUD reimbursements relating to substantially all of the infrastructure costs incurred to date in Barton Creek, including $2.2 million received in the first nine months of 2017. In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD, which will provide an opportunity for us to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with our development of the Magnolia project.
Investing Activities. Cash (used in) provided by investing activities totaled $(54.6) million for the first nine months of 2018, compared with $101.2 million for the first nine months of 2017. Capital expenditures totaled $53.5 million for the first nine months of 2018, primarily related to development of the Santal Phase II, Lantana Place, Jones Crossing and The Saint Mary projects, and $14.4 million for the first nine months of 2017, primarily related to development of the Lantana Place, West Killeen Market and Jones Crossing projects. The first nine months of 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek.
Stratus also made payments under its master lease obligations associated with the sale of The Oaks at Lakeway totaling $1.5 million for the first nine months of 2018 and $1.7 million for the first nine months of 2017.
Financing Activities. Cash provided by (used in) financing activities totaled $88.9 million for the first nine months of 2018, compared with $(73.9) million for the first nine months of 2017. During the first nine months of 2018, net borrowings on the Comerica Bank credit facility totaled $26.3 million, compared with net repayments of $8.5 million for the first nine months of 2017. Net borrowings for the first nine months of 2018 were used primarily to fund development projects and capital expenditures. Net repayments in the first nine months of 2017 were primarily from the proceeds from the sale of the Oaks at Lakeway after repaying the related term loan. Net borrowings on other project and term loans totaled $46.3 million for the first nine months of 2018, primarily for the Santal Phase II,

Lantana Place and Jones Crossings projects, compared with net repayments of $55.5 million for the first nine months of 2017, primarily for The Oaks at Lakeway term loan. See also “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2018. The first nine months of 2018 also included $17.7 million of capital contributions from the Class B limited partners in the Kingwood Place and Saint Mary limited partnerships (see Note 3).
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
Credit Facility and Other Financing Arrangements
At September 30, 2018, we had total debt based on the principal amounts outstanding of $296.2 million, compared with $223.6 million at December 31, 2017. The principal amounts of our debt outstanding at September 30, 2018, consisted of the following:

•	$144.8 million under the Goldman Sachs loan.

•
$52.1 million under the $60.0 million Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, $3.8 million of which was available at September 30, 2018, net of $4.1 million of letters of credit committed against the credit facility.

•	$32.8 million under the construction loan with Comerica Bank to fund Phase I of the multi-family development in Section N of Barton Creek (the Santal Phase I loan).

•	$16.7 million under the construction loan with Comerica Bank to fund Phase II of the multi-family development in Section N of Barton Creek (the Santal Phase II loan).

•	$16.4 million under the construction loan with Southside Bank to finance the initial phase of Lantana Place (the Lantana Place construction loan).

•
$11.5 million under the construction loan with Southside Bank to finance the development and construction of Phases I and 2, the retail component, of Jones Crossing (the Jones Crossing construction loan).

•	$6.75 million under the loan with Comerica Bank to finance the development and construction of Kingwood Place (the Kingwood Place loan).

•	$6.6 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•	$5.3 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$3.4 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).
Several of our financing instruments contain customary financial covenants. The Santal Phase I and Phase II loans, the Amarra Villas credit facility and the West Killeen Market construction loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of September 30, 2018, Stratus' total stockholders' equity was $122.6 million. The Comerica credit facility, the Goldman Sachs loan, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan and the Kingwood Place loan include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million. The Comerica credit facility and the Kingwood Place loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. In addition, Comerica's prior written consent is required for any common stock repurchases or dividend payments. As of September 30, 2018, Stratus was in compliance with all financial covenants.

Stratus Kingwood Place, L.P. has secured a commitment to modify its loan agreement with Comerica Bank to increase the original commitment from $6.75 million to $32.9 million, guaranteed by us, to finance a portion of the construction of Kingwood Place. The loan modification is expected to close in November 2018.
See Note 6 in our 2017 Form 10-K for further discussion of our outstanding debt.
The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2018 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Goldman Sachs loan	$538	$2,208	$2,313	$2,470	$2,613	$134,635	$144,777
Comerica Bank credit facility[a]	—	—	52,089	—	—	—	52,089
Santal Phase I loan[b]	—	—	32,790	—	—	—	32,790
Santal Phase II loan	—	—	16,669	—	—	—	16,669
Lantana Place construction loan	—	—	—	—	—	16,374	16,374
Jones Crossing construction loan	—	—	—	—	—	11,518	11,518
Kingwood Place loan	—	6,750	—	—	—	—	6,750
West Killeen Market construction loan	—	—	—	—	6,560	—	6,560
Amarra Villas credit facility	—	5,308	—	—	—	—	5,308
Barton Creek Village term loan	28	104	109	114	119	2,877	3,351
Total	$566	$14,370	$103,970	$2,584	$9,292	$165,404	$296,186

a.	See Note 6 for further information regarding Comerica Bank credit facility.

b.	We have the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2017. Refer to Part II, Items 7. and 7A. in our 2017 Form 10-K, for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 10 for discussion of a recently adopted accounting standards update.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off-balance sheet arrangements since December 31, 2017. See Note 9 in our 2017 Form 10-K for further information.
CAUTIONARY STATEMENT
MD&A contains forward-looking statements in which we discuss our future performance. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding the implementation, projections or expectations related to the future development, construction and completion of our projects, and potential results of our active development plan, projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, including, but not limited to, Amarra Drive lots and townhomes, exploring opportunities to sell West Killeen Market and the retail complex in Barton Creek Village, evaluating refinancing of Santal Phase I and II, leasing activities, timeframes for development, capital expenditures, possible joint venture, partnership or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, and other plans and objectives of management for future operations and activities, and future dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements. Nothing contained in MD&A should be construed as an offer to sell or the solicitation of an offer to buy any securities. Under our loan agreement with Comerica Bank, we are not permitted to pay dividends on common stock without Comerica’s prior written consent. The declaration of dividends is at the discretion of our Board of Directors (Board), subject to restrictions under our loan agreement with Comerica Bank, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt and the availability of financing for development projects and other corporate purposes, our ability to sell properties at prices our Board considers acceptable, a decrease in the demand for real estate in the Austin, Texas area and other select Texas markets where we operate, changes in economic and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, the termination of sales contracts or letters of intent due to, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers for our developments or such customers' failure to satisfy their purchase commitments, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017 and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for its developments or such customers’ or tenants' failure to satisfy their purchase commitments, increases in interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of construction materials, changes in external perception of the W Austin Hotel, changes in consumer preferences, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups with respect to development projects, and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2017 Form 10-K. In addition, forward-looking statements and estimates regarding the effects of the Tax Cuts and Jobs Act, which are based on our current interpretation of this legislation and on reasonable estimates, may change as a result of new guidance issued by regulators or changes in our estimates.

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

At September 30, 2018, $148.1 million of the $296.2 million principal amount of debt outstanding bears interest at variable rates. An increase of 100 basis points in annual interest rates for this variable-rate debt would increase our annual interest costs by $1.5 million.

There have been no material changes in our market risks since December 31, 2017. For additional information on our market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2017 Form 10-K.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2018.

In November 2013, our Board approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in third quarter
2018. As of September 30, 2018, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

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
			10-Q	001-37716	8/9/2018

10.2*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-Q	001-37716	8/9/2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

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

Date: November 9, 2018

S-1