Form 10-K
period 2018-12-31
STRATUS PROPERTIES INC
filed 2019-03-18
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer                                      Accelerated filer ☑
☐ Non-accelerated filer                                  Smaller reporting company ☑ ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $150.6 million on June 30, 2018.
Common stock issued and outstanding was 8,164,370 shares on February 28, 2019, and 8,153,370 shares on June 30, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2019 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

All references to “Notes” herein refer to the Notes to Consolidated Financial Statements located in Part II, Item 8. of this Form 10-K.

Overview

We are a diversified real estate company with headquarters in Austin, Texas. Our company was incorporated under the laws of the State of Delaware on March 11, 1992. We are engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area and other select, fast-growing markets in Texas. Our development portfolio consists of approximately 1,800 acres of commercial and multi- and single-family residential projects under development or undeveloped and held for future use. Our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues, are located in downtown Austin and are central to the city’s world renowned, vibrant music scene. See “Operations” below and Note 9 for discussion of our four operating segments - real estate operations, leasing operations, hotel and entertainment.

We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence already built on the lot or condominium units at our W Austin Residences. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. See “Business Strategy” in Part II, Items 7. and 7A. for further discussion.

Operations
A description of our four operating segments follows.
Real Estate Operations. The acreage under development and undeveloped as of December 31, 2018, that comprise our real estate operations is presented in the following table. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi-family units, single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage (i.e., development work is not currently in progress on such property) includes real estate that can be sold “as is.”

	Acreage Under Development				Undeveloped Acreage
	Single Family	Multi- family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	19	—	23	512	266	394	1,172	1,195
Circle C	—	15	—	15	—	21	216	237	252
Lantana	—	—	—	—	—	—	39	39	39
Other	—	—	—	—	7	—	—	7	7
Lakeway	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	—	—	—	—	45	45	45
Kingwood Place	—	—	54	54	—	—	—	—	54
New Caney	—	—	—	—	—	—	38	38	38
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	34	54	92	554	287	858	1,699	1,791

Revenue from our real estate operations segment accounted for 19 percent of our total revenue for 2018 and 14 percent for 2017.

The following table summarizes the estimated development potential, including 284 multi-family units and 143,767 square feet of commercial space currently under development, of our acreage as of December 31, 2018:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek	173	1,626	1,588,081
Lakeway	100	—	—
Circle C	—	296	674,942
Lantana	—	—	380,621
Magnolia	—	—	351,000
New Caney	—	—	180,496
Kingwood Place	—	—	143,767
Jones Crossing	—	—	104,750
Other	1	6	—
Total	274	1,928	3,423,657

Leasing Operations. Our principal leasing operations at December 31, 2018, consisted of (1) 38,316 square feet of office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space at the W Austin Hotel & Residences, (2) a 22,366-square-foot retail building representing the first phase of Barton Creek Village, (3) a 44,493-square-foot retail complex at West Killeen Market, (4) a 154,117-square-foot retail space at Jones Crossing, (5) a 99,379-square-foot mixed-use development representing the first phase of Lantana Place, (6) the Santal Phase I multi-family project, a garden-style apartment complex consisting of 236 units, and (7) the Santal Phase II multi-family project, a garden-style apartment complex consisting of 212 units. In February 2017, we sold The Oaks at Lakeway and the Barton Creek Village bank building (see Note 10).

Revenue from our leasing operations segment accounted for 12 percent of our total revenue for 2018 and 10 percent for 2017.

Hotel. The W Austin Hotel, which is part of the W Austin Hotel & Residences, includes 251 luxury rooms and suites, a full service spa, gym, pool and 9,750 square feet of meeting space. We have an agreement with W Hotel Management Inc., a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc., for the management of hotel operations at the W Austin Hotel.

Revenue from our hotel segment accounted for 43 percent of our total revenue for 2018 and 47 percent for 2017.

Entertainment. The entertainment space at the W Austin Hotel & Residences is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a live music and entertainment venue and production studio with a maximum capacity of approximately 3,000 people. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, a television program showcasing popular music legends. ACL Live hosted 240 events in 2018 with estimated attendance of 285,900, compared with 224 events in 2017 with estimated attendance of 297,100. As of February 28, 2019, ACL Live has events booked through December 2020. The ACL Live entertainment space is promoted through the broadcast of Austin City Limits by KLRU, a local public television station. In 2018, ACL Live extended its agreement with KLRU and Austin City Limits for an additional ten years. Entertainment revenue also includes revenues associated with events hosted at the 3TEN ACL Live venue, which is located on the site of the W Austin Hotel & Residences. 3TEN ACL Live opened in 2016 and has a capacity of approximately 350 people. The 3TEN ACL Live venue hosted 216 events in 2018 with estimated attendance of 38,100, compared with 228 events in 2017 with estimated attendance of 40,600. As of February 28, 2019, 3TEN ACL Live has events booked through December 2019.

Revenue from our entertainment segment accounted for 26 percent of our total revenue for 2018 and 29 percent for 2017.

For further information about our operating segments see “Results of Operations” in Part II, Items 7. and 7A. See Note 9 for a summary of our revenues, operating income and total assets by operating segment.

Properties

Our properties are primarily located in the Austin, Texas area, but include properties in other select markets in Texas. Our Austin-area properties include the following:

Barton Creek
Our Amarra Drive, Santal and Barton Creek Village properties are located in the Barton Creek community, which is a 4,000-acre upscale community located southwest of downtown Austin.

Amarra Drive.  Amarra Drive is a subdivision featuring lots ranging from one to over five acres. In 2008, we completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold three lots in 2018 and one lot in 2017. As of December 31, 2018, nine developed Phase II lots remained unsold.

In 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. We sold nine lots in 2018 and six lots in 2017. As of December 31, 2018, 29 developed Phase III lots remained unsold.

In March 2018, we entered into a contract, which was amended in March 2019, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 12 Amarra Drive Phase III lots to a homebuilder for a total of $9.5 million. In accordance with the contract, as amended, the parties are required to close on the sale of these lots ratably before March 31, 2020. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. In 2018, in accordance with the contract, we sold two Amarra Drive Phase II lots and two Amarra Drive Phase III lots for $2.7 million. Subsequent to December 31, 2018, and through March 15, 2019, in accordance with the contract, we sold two additional Amarra Drive Phase III lots for $1.2 million.

As of March 15, 2019, two Amarra Drive Phase III lots were under contract, in addition to the remaining eight Amarra Drive Phase III lots subject to the contract discussed above.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed sitework in 2015. The townhomes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. Construction of the first five townhomes was completed during 2017 and an additional two townhomes were completed in 2018. We sold four townhomes in 2018 and one townhome in 2017. Subsequent to December 31, 2018, and through March 15, 2019, we closed on the sale of one townhome for $1.7 million and one additional townhome was under contract. We anticipate beginning construction of the next five Amarra Villas townhomes during the second quarter of 2019.

Santal. Santal is a garden-style luxury apartment complex located in Section N, which is part of the upscale, highly populated Barton Creek community. As of December 31, 2018, the Santal Phase I multi-family project, consisting of 236 units, was 95 percent leased. Construction of the 212-unit Santal Phase II, located directly adjacent to Santal Phase I, began during September 2017. The first Phase II units became available for occupancy in August 2018 and we have substantially completed construction of the remaining units. As of December 31, 2018, 33 percent of the total Phase II units were leased. We currently plan to evaluate a sale or refinancing of the combined 448-unit Santal property upon stabilization of Phase II, which is currently expected by the end of 2019, subject to market conditions and leasing progress.

Barton Creek Village. The first phase of Barton Creek Village includes a 22,366-square-foot retail building and a 3,085-square-foot bank building. In February 2017, we sold the 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land for $3.1 million (see Note 10). Occupancy of Barton Creek Village was approximately 54 percent as of December 31, 2018, and leasing activities for the vacant space are ongoing. We intend to explore opportunities to sell Barton Creek Village in 2019, subject to market conditions and leasing progress.

Circle C community
We own over 1,200 acres in the Circle C community, which is a master planned community located in Austin, Texas.

In 2002, the city of Austin (the City) granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties until 2032. See Note 8 for a summary of incentives we received in connection with the Circle C settlement.

We are developing the Circle C community based on the entitlements secured in the Circle C settlement. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots.

The Saint Mary. In June 2018, we obtained financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project located in the Circle C community. The project remains on schedule and within budget, and the first units are expected to be available for occupancy in third-quarter 2019, with project completion currently expected by the end of 2019. See Note 2 for further discussion of project financing.

Meridian. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in 2014. We sold the last 12 lots in 2017.

As of December 31, 2018, our Circle C community had remaining entitlements for 674,942 square feet of commercial space and 296 multi-family units, including The Saint Mary multi-family development.

In January 2019, Circle C Land, L.P., a wholly owned subsidiary of Stratus, completed the sale of a CVS store ground lease for a subdivided retail pad located in the Circle C community for $3.2 million. Stratus used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility.

Lantana

In third-quarter 2018, we completed construction of the 99,379-square-foot first phase of Lantana Place, a mixed-use development in southwest Austin consisting of approximately 320,000 square feet of retail, hotel and office space. The anchor tenant, Moviehouse & Eatery, opened in May 2018. As of December 31, 2018, we had signed leases for 71 percent of the retail space and tenant improvement work is progressing. We also entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, which is anticipated to commence construction in second-quarter 2019.

The W Austin Hotel & Residences

In 2006, we acquired a two-acre city block in downtown Austin for $15.1 million to develop a multi-use project. In 2008, we entered into a joint venture with Canyon-Johnson Urban Fund II, L.P. (Canyon-Johnson) for the development of the W Austin Hotel & Residences. In 2015, we completed the purchase of Canyon-Johnson’s approximate 58 percent interest in the joint venture.

The W Austin Hotel & Residences consists of a 251-room luxury hotel, 159 residential condominium units, 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, 18,327 square feet of retail space, including 3TEN ACL Live, and entertainment space occupied by ACL Live. During 2018, we sold one W Austin Hotel & Residences condominium unit, and as of December 31, 2018, one condominium unit remained unsold.

The Oaks at Lakeway
We own approximately 35 acres of undeveloped property in the greater Austin area, which is zoned for residential, hotel and civic uses. See Note 10 for discussion of our sale of The Oaks at Lakeway.

Our other Texas properties and development projects include:

Magnolia

In 2014, we acquired 124 acres in the greater Houston area to develop the Magnolia project, an H-E-B, L.P. (HEB)-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete, road expansion by the Texas Department of Transportation has been completed, and we expect to begin construction in late 2019. The HEB grocery store is currently expected to open in August 2020.

West Killeen Market

In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB-anchored retail project with 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction at West Killeen Market began in August 2016 and was completed in June 2017. The HEB grocery store opened in April 2017. As of December 31, 2018, leases for 68 percent of the space at West Killeen Market had been executed, all current tenants are currently open for business and leasing activities for the vacant space are ongoing. We intend to explore opportunities to sell West Killeen Market in 2019, subject to leasing progress and market conditions.

Jones Crossing

In 2017, we acquired a 72-acre tract of land in College Station, Texas, for Jones Crossing, an HEB-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project began in September 2017 and was completed in third-quarter 2018. The HEB grocery store opened in September 2018, and, as of December 31, 2018, we had signed leases for 87 percent of the retail space, including the HEB grocery store.

Kingwood Place

In August 2018, we purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place, an HEB-anchored, mixed-use development project. The Kingwood project is expected to total approximately 144,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, with 41,000 square feet of retail space, 6 retail pads and an 11-acre parcel planned for approximately 300 multi-family units. Construction began in December 2018 and, as of December 31, 2018, we had signed leases for 77 percent of the retail space, including the HEB grocery store. The HEB grocery store is currently anticipated to open in November 2019. See Note 2 for further discussion of project financing.

New Caney

In October 2018, we purchased a 38-acre tract of land, in partnership with HEB, in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet (inclusive of the HEB grocery store), 5 pad sites and a 10-acre multi-family parcel. We finalized the lease for the HEB grocery store in March 2019, and upon execution of this lease, we acquired HEB’s interests in the partnership for approximately $5 million. We currently plan to commence construction of the New Caney project no earlier than 2021.

Competition

We operate in highly competitive industries, namely the real estate development, leasing, hotel and entertainment industries. In the real estate development industry, we compete with numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with developers that may possess greater financial, marketing or other resources than we have. Our prospective customers generally have a variety of choices of new and existing residences and sites when considering a purchase. We attempt to differentiate our properties primarily on the basis of design, quality, uniqueness, amenities, location and our developer reputation.

The leasing industry is highly fragmented among individuals, partnerships and public and private entities, with no single entity or person dominating the industry. Although we may compete against large sophisticated owners and operators, owners and operators of any size can effectively compete for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, design and amenities of the property.

In the hotel industry, competition is generally based on quality and consistency of rooms, availability of restaurant and meeting facilities and services, attractiveness of location, price and other factors. Management believes that we compete favorably in these areas. Our W Austin Hotel competes with other hotels and resorts in our geographic market, including hotels owned locally and facilities owned by national and international chains. According to a report published by the City of Austin's hotel and motel association, between 2010 (when the W Austin Hotel first opened) and 2018, the Austin central business district hotel room count has increased from 6,226 rooms to 10,660 rooms, an increase of 71 percent.

In the entertainment industry, we compete with other venues in Austin, Texas, and venues in other markets for artists likely to perform in the Austin, Texas region. Touring artists have several alternatives to our venue when scheduling tours. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets. We differentiate our entertainment businesses by providing a quality live music experience and promoting our ACL Live entertainment space through the broadcast of Austin City Limits by KLRU, a local public television station.

See Part I, Item 1A. “Risk Factors” for further discussion.

Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” in Part II, Items 7. and 7A. and Note 5.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and may result in higher development and administrative costs. See Part I, Item 1A. “Risk Factors” for further discussion.

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

Employees

At December 31, 2018, we had a total of 140 employees, 49 of which were full-time employees, located at our Austin, Texas headquarters. We believe we have a good relationship with our employees, none of whom are represented by a union. Since 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations related to operational and financial performance or liquidity, reimbursements for infrastructure costs, financing and regulatory matters, development plans and sales of properties, leasing activities, timeframes for development, construction and completion of our projects, capital expenditures, liquidity and capital resources, and other plans and objectives of management for future operations and activities.

We undertake no obligation to update any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Risks Relating to our Business and Industries

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. We have also, from time to time, relied on project-level equity financing of our subsidiaries. As of December 31, 2018, our outstanding debt totaled $295.5 million and our cash and cash equivalents totaled $19.0 million. Our level of indebtedness could have significant consequences. For example, it could:

•	Increase our vulnerability to adverse changes in economic and industry conditions;

•
Require us to dedicate a substantial portion of our cash flow from operations and proceeds from asset sales to pay or provide for our indebtedness, thus reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, investments, dividends and other general corporate purposes;

•	Limit our flexibility to plan for, or react to, changes in our business and the markets in which we operate;

•	Force us to dispose of one or more of our properties, possibly on unfavorable terms;

•	Place us at a competitive disadvantage to our competitors that have less debt; and

•	Limit our ability to borrow money to fund our working capital, capital expenditures, debt service requirements and other financing needs.

Our ability to make scheduled debt service payments or to refinance our indebtedness, depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. Any deterioration of current economic conditions in our areas of operations could impact our ability to refinance our debt and obtain renewals on favorable terms or at all. In the future we may not be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. There can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material adverse effect on our liquidity, financial condition and results of operations. For example, our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could force us to sell properties on unfavorable terms or ultimately result in foreclosure on properties pledged as collateral, which could result in a loss of our investment and harm our reputation. In addition, any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs.

Our current financing arrangements contain, and our future financing arrangements likely will contain, certain financial and restrictive covenants relating to our operations and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders’ equity covenant contained in several of our debt agreements requires us to maintain total stockholders’ equity of no less than $110.0 million. At December 31, 2018, our total stockholders’ equity was $124.0 million. In addition, several of our debt agreements include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million, and certain of our debt agreements include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. As of December 31, 2018, we were in compliance with all financial covenants or had received waivers from lenders for noncompliance (see Note 5). Our Comerica credit facility and other debt arrangements contain several significant limitations restricting our ability to, among other things:

•	Borrow additional money or issue guarantees;

•	Pay dividends or other distributions to shareholders;

•	Make loans, advances or other investments;

•	Create liens on assets;

•	Sell assets;

•	Enter into sale-leaseback transactions;

•	Enter into transactions with affiliates; and

•	Engage in mergers or consolidations.

Failure to obtain necessary bank consents or to comply with any of the restrictions or covenants in our loan documents could result in a default that may, if not cured or waived, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. Certain of our debt arrangements have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. We cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations, satisfy our capital needs or engage in other business activities that may be desirable or advantageous to us. See Note 5 for additional discussion of our restrictive covenants.

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to raise additional capital through equity transactions, including project-level equity financing of our subsidiaries or obtain waivers or modifications of covenants from our lenders. Such additional funding may not be available on acceptable terms, if at all, when needed. We also may need to incur additional indebtedness in the future in the ordinary course of business to fund our development projects and our operations. There can be no assurance that such additional financing will be available when needed or, if available, offered on acceptable terms. If new debt is added to our current debt levels, the risks described above could intensify.

Increases in interest rates will increase our interest expense and may adversely affect our cash flow, and changes in how LIBOR, the London interbank offered rate, is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. Our consolidated debt at December 31, 2018 was $295.5 million, of which 51 percent was variable-rate debt. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make purchases and develop properties. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate swap agreements. These agreements involve certain additional risks.

LIBOR is widely used as a reference for setting the interest rate on loans globally. We have used LIBOR as a reference rate in our promissory notes, loans, credit facilities, and other debt agreements such that the interest due to our creditors pursuant to these loans is calculated using LIBOR. LIBOR, in its current form, is currently scheduled to be phased out by the end of 2021. Before LIBOR ceases to exist, we may need to renegotiate our debt agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with a new standard, which has yet to be established. The full consequences of these developments cannot be predicted, but they could result in higher interest obligations than under the current form of LIBOR.

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area.

Our real estate operations are primarily, and our hotel and entertainment venue operations are entirely, located in Austin, Texas. While our real estate operations have expanded to include select markets in Texas outside of Austin, including College Station, Kingwood, Magnolia, West Killeen and New Caney, the geographic concentration of the majority of our operations we may have under development at a given time means that our operations are more vulnerable to local economic, regulatory, and other conditions (such as local periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation) and adverse project-specific risks than those of larger, more diversified companies. The performance of the Austin economy and our other select markets in Texas greatly affects our sales and consequently the underlying values of our properties. We cannot assure you that these markets will continue to grow or that underlying real estate fundamentals will continue to be favorable. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations. See “Overview - Real Estate Market Conditions” in Part II, Items 7. and 7A. for more information.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by any slowdown or deterioration in the economy.

Periods of economic uncertainty, weakness or recession; significantly rising interest rates; declining employment levels; declining demand for real estate; declining real estate values; conditions which negatively shape public perception of travel, including travel-related accidents, the financial condition of the airline, automotive and other transportation-related industries; or the public perception that any of these events or conditions may occur or be present, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, demand for hotel rooms and related lodging services, a general decline in the value of real estate and in rents, which in turn reduces revenue derived from property sales and leases and hotel operations as well as revenues associated with development activities. These conditions can also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development. Other factors that could influence demand in our industries include increases in fuel costs, conditions in the real estate and mortgage markets, interest rates, labor costs, access to credit on reasonable terms, geopolitical issues and other macroeconomic factors. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending, and our hotel and entertainment businesses depend on discretionary consumer and corporate spending. A reduction in consumer spending historically is accompanied by a decrease in hotel occupancy rates and attendance at live entertainment, sporting and leisure events, which may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue with our hotel and entertainment businesses.

During an economic downturn, investment capital is usually constrained and it may take longer for us to dispose of real estate investments. As a result, the value of our real estate investments may be reduced increasing the risk for asset impairments and write-offs and we could realize losses or diminished profitability. If economic and market conditions decline, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our debt agreements, which would force us to seek waivers or amendments with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

Adverse weather conditions or natural disasters could adversely affect our business, financial condition and results of operations.

Our financial condition and results of operations may be adversely affected by weather conditions, including natural disasters, in or near our areas of operations. For our real estate operations, adverse weather may delay development or damage property resulting in substantial repair or replacement costs to the extent not covered by insurance, cause shortages and price increases in labor or raw materials, reduce property values, or a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations. Because of weather conditions, we may be required to cancel or reschedule an event to another available day, which would increase our costs for the event and could negatively affect the attendance at the event, as well as concession and merchandise sales, which could adversely affect our financial condition and results of operations.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our properties, including business interruption, property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a building or other facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may be inadequate to restore our economic position in a property. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured. A significant uninsured loss could materially and adversely affect our business, liquidity, financial condition and results of operations.

The loss of certain key senior management personnel could negatively affect our business.

We depend on the experience and knowledge of our two executive officers and other key personnel who have been instrumental in setting our strategic direction and executing on our business strategy, have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activities. Among the reasons that these individuals are important to our success is that each has a regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, community stakeholders and industry personnel. Our Chairman, President and Chief Executive Officer has been employed by the company since its inception in 1992. He has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board of Directors (Board) since August 1998. Our Senior Vice President and Chief Financial Officer has been employed by the company since 2009. The loss of any of our key senior management personnel could negatively affect our business.

Our business may be adversely affected by information technology disruptions and the failure to maintain the integrity of guest, employee or company data could result in harm to our reputation, and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions, or lawsuits.

Many of our business and operational processes are dependent on traditional and emerging technology systems to conduct day-to-day operations and lower costs. As our dependence on information systems, including those of third party service providers and vendors such as our hotel operator, third party ticket sales, or third party hotel bookings, grows, we become more vulnerable to an increasing threat of continually evolving cybersecurity risks. Cybersecurity incidents are increasing in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, phishing, credential attacks, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Our systems are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins, and similar events. These or similar occurrences could also lead to interruptions or delays in the operation of our systems resulting in business impact, including loss of business.

We and our hotel operator rely on the availability of information technology systems to operate our business. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. The integrity and protection of guest, employee and company data, as well as the continuous operation of our systems, are critical to our business. Efforts to hack or breach security measures, disruptions or failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, operator error, or inadvertent releases of data may materially impact our information systems and records and those of our hotel operator. A significant theft, loss, loss of access to, or fraudulent use of guest, employee, or company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines, litigation, investigations, enforcement actions, or lawsuits. In addition, any disruption in the functioning of our hotel manager’s reservation systems could adversely affect our performance and results.
We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us or interrupt our day-to-day operations, there can be no assurance that we will not experience any such losses in the future. We believe we have implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing and the evolving nature and scope of information technology disruptions, the various procedures and controls we use to monitor and protect against these threats and to mitigate our potential risks to such threats may not be sufficient in preventing cybersecurity incidents from materializing. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

Failure to succeed in new markets may limit our growth.

We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, properties that are outside of Austin, Texas, our primary market. For example, we have properties in College Station, Kingwood, Magnolia, West Killeen and New Caney. Any success we have experienced in Austin in the past, does not indicate future success in these new markets. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, competing with other companies that already have an established presence in the area, hiring and retaining key personnel, evaluating quality tenants in the area, and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management time and other resources away from our current primary market. As a result, we may not be successful in expanding into new markets, which could adversely impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Part of our business strategy is dependent on maintaining strong relationships with key anchor tenants and our inability to do so could adversely affect our business. In addition, our key anchor tenants may have interests that differ from ours, which could adversely affect us.

We have formed strategic relationships with key anchor tenants as part of our overall strategy for particular development projects and may enter into other similar arrangements in the future. For example, our West Killeen Market, Jones Crossing, Kingwood Place, Magnolia and New Caney mixed-use development projects are each anchored by an HEB grocery. Any deterioration in our relationship with HEB or our inability to form strategic relationships with key anchor tenants or enter into other similar arrangements in the future could adversely affect our business.

While key anchor tenants bring local credibility, enhance our ability to attract other tenants or customers to the area or offer other competitive attributes, they may have the ability to exert influence over our development projects through restrictive lease covenants (such as exclusive use covenants or prohibited use covenants) that restrict our rights or have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to reputational harm or the value of our properties may be adversely affected if the reputation or financial position of any of our key anchor tenants deteriorates.

Risks Relating to Real Estate Operations

There can be no assurance that all of the properties in our active development pipeline will be completed in their entirety in accordance with the anticipated timing or cost, or that we will achieve the results we expect from the development of such properties, which could materially and adversely affect our financial condition, results of operations.

We currently have several active development projects, including Lantana Place, Jones Crossing, Kingwood Place, Santal Phase II, The Saint Mary and Amarra Villas. The development of the projects in our active development pipeline is subject to numerous risks, many of which are outside of our control. The cost necessary to complete the development of our active development pipeline could be materially higher than we anticipate. In addition, we could decide not to undertake construction on one or more of the projects in our development pipeline if our pre-leasing or financing efforts are unsuccessful. Furthermore, if we are delayed in the completion of any development project, tenants may have the right to terminate pre-development leases, which could materially and adversely affect the financial viability of the project. In addition, even if we decide to commence construction on a project, we can provide no assurances that we will complete any of the projects in our active development pipeline on the anticipated schedule or within the budget, or that, once completed, the properties in our development pipeline will achieve the results that we expect. If the development of the projects in our development pipeline is not completed in accordance with our anticipated timing or at the anticipated cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The real estate business is highly competitive and many of our competitors are larger and financially stronger than we are.

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire and develop properties throughout the United States. Competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the purchase prices for such properties. In addition, a downturn in the real estate industry could significantly increase competition among developers. Increased competition could cause us to increase our selling incentives, lose existing or potential tenants, offer more substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options, or other incentives in order to retain tenants when our tenants' leases expire, and reduce our prices. An oversupply of real estate properties available for sale or lease, as well as the potential significant discounting of prices by some of our competitors, may adversely affect our results of operations.

Our results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

Revenue from our real estate operations segment accounted for 19 percent of our total revenue for the fiscal year ended December 31, 2018. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and spending, and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic, political and social conditions, fluctuations in interest rates and mortgage availability, over-building in our markets, a decline in brick-and-mortar retail industry, changes in demographic conditions, changes in tenant preferences and changes in government regulations or requirements, including tax law changes. Any of the foregoing factors could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, and competitive and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict the level of future sales or sales prices that will be realized for individual assets. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income or increase our net loss. See "Critical Accounting Policies" in Part II, Items 7. and 7A. for more information.

Our operations are subject to an intensive regulatory approval process and opposition from environmental and special interest groups, either or both of which could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use entitlements and issues, and subdivision, site planning and environmental issues under applicable regulations. Some of these approvals are discretionary. Obtaining all of the necessary permits and entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary permits and/or entitlements to proceed with a real estate development or may be required to alter our plans for the development. Because government agencies and special interest groups have in the past expressed concerns about our development plans in or near Austin and in the future may express similar concerns in or near Austin and in our other select markets in Texas, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive. In addition, any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell, and thereby, our financial condition, results of operations, and cash flows.

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

Real estate development is subject to state and federal environmental regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas.

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

In January 2013, the U.S. Department of the Interior announced that it had conducted an economic assessment of the potential designation of critical habitat for four species of Central Texas salamanders. Although this potential designation of habitat has not affected, nor do we anticipate that it will affect, our Barton Creek, Lantana or Circle C properties for several reasons, including prior studies and approvals and our existing U.S. Fish and Wildlife Service 10(a) permit obtained in 1995, future endangered species listings or habitat designations could impact development of our properties.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating through, whether generated from our property or other property, including costs to investigate and clean up such contamination and liability for harm to natural resources. The costs of removal or remediation, and the impact on the development potential and development timeline could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos and other airborne contaminants. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distributions to our shareholders.

From time to time, the Environmental Protection Agency and similar federal, state or local agencies review land developers’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We are making, and will continue to make, expenditures with respect to our real estate development for the protection of the environment. Emphasis on environmental matters will result in additional costs in the future. New environmental regulations or changes in existing regulations or their enforcement may be enacted and such new regulations or changes may require significant expenditures by us. The recent trend toward stricter standards in environmental legislation and regulations is likely to continue and could have a material adverse effect on our operating costs.

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

A decline in the real estate market and economic conditions could significantly affect rental rates. Occupancy and rental rates in our market, in turn, could significantly affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our market include the following:

•	Local conditions, such as an oversupply of office and retail space, a decline in the demand for office and retail space or increased competition from other available office and retail buildings;

•	The inability or unwillingness of tenants to pay their current rent or rent increases; and

•	Declines in market rental rates.

Additionally, tenants at our retail properties face continual competition in attracting customers from various on-line and other competitors. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our retail properties, maintain occupancy levels and on the rents we can charge or the concessions we can grant. Further, as new technologies emerge, the relationship among customers, retailers, and shopping centers are evolving on a rapid basis. If we are unable to adapt to such new technologies and relationships on a timely basis, our financial performance will be adversely impacted.

We cannot predict with certainty whether any of these conditions will occur or whether, and to what extent, they will have an adverse effect on our operations.

Risks Relating to Hotel Operations

We are subject to the business, financial and operating risks common to the hotel industry, any of which could reduce our revenues and adversely affect our financial condition and results of operations.

Revenue from our hotel segment accounted for 43 percent of our total revenue for the fiscal year ended December 31, 2018. Business, financial and operating risks common to the hotel industry include:

•	Changes in desirability of geographic regions or travel patterns of customers and geographic concentration of our operations and customers;

•	Changes and volatility in general economic conditions;

•
Decreases in the demand for hotel rooms and related lodging services, including a reduction in business travel as a result of alternatives to in-person meetings (including virtual meetings hosted online or over private teleconferencing networks) or because of general economic conditions;

•	Increases in fixed costs, including increases in commercial property taxes;

•	Decreased corporate or governmental travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;

•	Negative public perception of corporate travel-related activities;

•	The effect of internet intermediaries and other new industry entrants on pricing and our increasing reliance on technology;

•
The costs and administrative burdens associated with complying with applicable laws and regulations in the U.S., including health, safety and environmental laws, rules and regulations and other governmental and regulatory actions and obtaining and maintain necessary licenses and permits to operate;

•	Spending more than budgeted amounts to make necessary improvements or renovations;

•
Changes in operating costs including, but not limited to, energy, water, labor (including the effect of labor shortages, unionization and minimum wage increases), food, workers’ compensation and health-care, insurance and unanticipated costs related to force majeure events and their consequences;

•	Decreased airline capacities and routes;

•	Seasonality of the hotel industry and the Austin market;

•	Attractiveness of properties and services to consumers; and

•	Cyclical over-building in the hotel industry.

External perception of the W Austin Hotel could negatively affect our results of operations.

Starwood manages hotel operations at the W Austin Hotel. Our ability to attract and retain guests depends, in part, upon the external perceptions and market recognition of Starwood and the quality of the W Austin Hotel and its services. We may be required to spend money periodically to keep the property well maintained, modernized and refurbished. The reputation of the W Austin Hotel may be negatively affected if Starwood fails to act responsibly or comply with regulatory requirements in a number of areas, such as safety and security, sustainability, responsible tourism, environmental management, human rights and support for the local communities where Starwood manages and/or owns properties. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by any adverse incident or failure on the part of hotel operators. An adverse incident involving associates or guests and any media coverage resulting therefrom may cause a loss of consumer confidence in the Starwood brand which could negatively affect our results of operations.

Our revenues, profits or market share could be harmed if we are unable to compete effectively in the hotel industry in Austin.

The hotel industry in Austin is highly competitive. The W Austin Hotel competes for customers with other hotel and resort properties in Austin, ranging from national and international hotel brands to independent, local and regional hotel operators. We compete based on a number of factors, including quality and consistency of rooms, restaurant, bar and meeting facilities and services, attractiveness of location and price, and other amenities. Some of our competitors may have substantially greater marketing and financial resources than we do, and if we are unable to successfully compete in these areas, our operating results could be adversely affected.

Historically, the Austin market has had a limited number of high-end hotel accommodations. However, hotel capacity is being expanded by other hotel operators in Austin, including several properties in close proximity to the W Austin Hotel in downtown Austin. This increase in competition as well as the anticipated opening of additional hotel rooms in downtown Austin during 2019, is expected to further impact future hotel revenues. As new rooms come on-line, increased competition could lead to an excess supply of hotel rooms in the Austin market, thereby causing Starwood to increase promotional incentives for hotel guests and/or reduce rates. Increased competition in the Austin market from new hotels or hotels that have recently undergone expansion or renovation could have an adverse effect on occupancy, average daily rate and revenue per available room.

Additionally, some of our hotel rooms are booked through third-party internet travel intermediaries as well as lesser-known online travel service providers. Furthermore, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. Increased internet bookings could have an adverse effect on occupancy, average daily rate and revenue per available room.

Risks Relating to Entertainment Businesses

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Revenue from our entertainment businesses accounted for 26 percent of our total revenue for the fiscal year ended December 31, 2018. Our entertainment businesses compete in a highly competitive industry, and we may not be able to maintain or increase our current revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists. Our competitors compete with us for key personnel who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

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

•	Unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers via ticket prices;

•	Competitors’ offerings that may include more favorable terms than we do in order to obtain events for the venues they operate;

•	Event, tour and artist cancellations;

•	Our ability to anticipate and respond to changes in consumer preferences and to offer events that appeal to them;

•
Technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees;

•	Other entertainment options available to our audiences that we do not offer;

•	General economic conditions which could cause our consumers to reduce discretionary spending;

•	Unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees;

•	Interruptions in our computer, communications, information and ticketing systems and infrastructures and data loss or other breaches of our network security; and

•
Occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents such as active shooter incidents, public health concerns such as contagious disease outbreaks, weather conditions, natural disasters or similar events that may require us to cancel or reschedule an event.

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

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at ACL Live could also result in claims or reduce attendance at our events, which could cause a decrease in our revenue or reduce our operating income. We maintain insurance policies that provide coverage for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, and there can be no assurance that such insurance will be adequate at all times and in all circumstances.

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

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult.

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions:

•	Provide for a classified Board serving staggered three-year terms;

•
Authorize the Board to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•	Establish advance notice requirements for nominations to the Board or for proposals that can be presented at stockholder meetings;

•	Limit who may call stockholder meetings or act by written consent; and

•	Require a supermajority stockholder vote for certain transactions with a 20% stockholder, subject to certain exceptions.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by our Board.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us. These provisions may deter an acquisition of us that might otherwise be attractive to our stockholders.

We may not pay dividends on our common stock or repurchase shares of our common stock.

Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board. Further, our Comerica credit facility prohibits us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared a special cash dividend on our common stock in March 2017 after receiving written consent from Comerica Bank, we are not required to do so and we may not pay special cash dividends in the future. Comerica’s consent to the payment of a dividend in March 2017 is not indicative of the bank’s willingness to consent to the payment of future dividends. Additionally, our Comerica credit facility contains a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the facility. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica. The declaration of future dividends and share repurchases, which is subject to our Board's discretion and the restrictions under our Comerica credit facility, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant
Certain information as of February 28, 2019, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	54	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	57	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of February 28, 2019, there were 312 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of our Board of Directors (the Board); however, our ability to pay dividends is restricted by the terms of our Comerica credit facility, which prohibits us from paying a dividend on or repurchasing shares of our common stock without the bank’s prior written consent. In March 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share that was paid on April 18, 2017, to stockholders of record on March 31, 2017. The dividend was declared after the Board’s consideration of the results of our sale of The Oaks at Lakeway. Comerica’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends, which is subject to our Board’s discretion and the restrictions under our Comerica credit facility, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. See Part I, Item 1A. "Risk Factors" for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the Board-approved open market share purchase program during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2018	—	$—	—	991,695
November 1 to 30, 2018	—	—	—	991,695
December 1 to 31, 2018	—	—	—	991,695
Total	—	$—	—	991,695

a.
In November 2013, the Board approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.

As stated above, our Comerica credit facility requires lender approval of any common stock repurchases in excess of $1.0 million.

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us,” “our” and “Stratus” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business and Properties” and “Risk Factors” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data.”

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. See "Operations" in Part I, Items 1 and 2, and Note 9 for further discussion of our four operating segments and “Business Strategy” for a discussion of our business strategy.

BUSINESS STRATEGY

Our development portfolio consists of approximately 1,800 acres of commercial, multi-family and single-family residential projects under development or undeveloped and held for future use. Our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues, are located in downtown Austin and are central to the city's world renowned, vibrant music scene.

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them profitably. Our full cycle development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing, and then preparing them for sale or refinancing is a key element of our strategy. We currently have projects in each of these stages as described below in “Development Activities - Residential” and “Development Activities - Commercial.”

We believe that Austin and other select, fast-growing markets in Texas continue to be desirable locations. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain entitlements. Our Austin properties, which are located in desirable areas with significant regulatory constraints, are entitled and have utility capacity for full buildout. As a result, we believe that through strategic planning, development and marketing, we can maximize and fully realize their value.

Our development plans require significant additional capital, which we may pursue through joint ventures or other arrangements. Our business strategy requires us to rely on cash flow from operations and debt financing as our primary sources of funding for our liquidity needs. We have also, from time to time, relied on project-level equity financing of our subsidiaries. We have formed strategic relationships as part of our overall strategy for particular development projects and may enter into other similar arrangements in the future.

During 2018, we made significant progress in advancing our development projects as we:
(1) completed construction of the 154,117-square-foot first phase of the retail component of Jones Crossing, an H-E-B, L.P. (HEB)-anchored mixed-use development project in College Station, Texas, totaling approximately 259,000 square feet, including the 106,000-square-foot HEB grocery store, which opened on schedule in September 2018,
(2) completed construction of the 99,379-square-foot first phase of Lantana Place, a mixed-use development in southwest Austin consisting of approximately 320,000 square feet of retail, hotel and office space,
(3) obtained project financing and commenced construction of The Saint Mary, a 240-unit multi-family development in the Circle C community,

(4) purchased a 54-acre tract of land, obtained project financing and commenced construction of Kingwood Place, an HEB-anchored mixed-use development project in Kingwood, Texas, totaling approximately 144,000 square feet of retail lease space,
(5) in partnership with HEB, purchased a 38-acre tract of land in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project,
(6) substantially completed construction of Santal Phase II, a 212-unit garden style, multi-family project located directly adjacent to the previously completed Santal Phase I in the upscale, highly populated Barton Creek community, and
(7) advanced development plans for Magnolia, an HEB-anchored retail development project in Magnolia, Texas, which includes 351,000 square feet of total tenant leasing space and 1,200 multi-family units.

GENERAL

Developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence already built on it or condominium units at the W Austin Residences. We may sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business strategy.

Our acreage under development and undeveloped as of December 31, 2018, is presented in the following table.

		Acreage Under Development			Undeveloped Acreage
	Single Family	Multi-family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	4	19	—	23	512	266	394	1,172	1,195
Circle C	—	15	—	15	—	21	216	237	252
Lantana	—	—	—	—	—	—	39	39	39
Other	—	—	—	—	7	—	—	7	7
Lakeway	—	—	—	—	35	—	—	35	35
Magnolia	—	—	—	—	—	—	124	124	124
Jones Crossing	—	—	—	—	—	—	45	45	45
Kingwood Place	—	—	54	54	—	—	—	—	54
New Caney	—	—	—	—	—	—	38	38	38
Camino Real, San Antonio	—	—	—	—	—	—	2	2	2
Total	4	34	54	92	554	287	858	1,699	1,791

Our single-family residential holdings at December 31, 2018, are principally in southwest Austin, Texas, and include developed lots and townhomes, townhomes under development in Barton Creek and a condominium unit at the W Austin Residences. Our multi-family and commercial holdings at December 31, 2018, consist of the first phase of Barton Creek Village, Santal Phase I and Phase II, the office and retail space at the W Austin Hotel & Residences, Lantana Place, Phases I and II of Jones Crossing, West Killeen Market, Kingwood Place, The Saint Mary and New Caney. See “Development Activities - Residential” and “Development Activities - Commercial” below for further discussion.

The W Austin Hotel & Residences is located on a two-acre city block in downtown Austin and contains a 251-room luxury hotel, 159 residential condominium units and office, retail and entertainment space. The hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) and 3TEN ACL Live, includes a live music and entertainment venue and production studio. The 3TEN ACL Live venue, which opened in March 2016, has a capacity of approximately 350 people and is designed to be more intimate than ACL Live, which can accommodate approximately 3,000 people.

In 2018, our revenues totaled $87.6 million and our net loss attributable to common stockholders totaled $4.0 million, compared with revenues of $80.3 million and net income attributable to common stockholders of $3.9 million for 2017. Revenues increased in 2018, compared with 2017, primarily as a result of higher revenues from developed lot sales and our Leasing segment.

Our results for 2018 include equity in unconsolidated affiliates income of $1.15 million ($0.9 million to net loss attributable to common stockholders), primarily related to Crestview Station, and a net tax charge of $0.2 million associated with U.S. tax reform. Our results for 2017 include pre-tax gains on the sale of assets totaling $25.5 million ($16.4 million to net income attributable to common stockholders), primarily associated with recognition of a majority of the gain on the sale of The Oaks at Lakeway in February 2017, and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek (see Note 10). Our results for 2017 also included a tax charge of $7.6 million associated with U.S. tax reform, and a charge of $2.5 million ($1.6 million to net income attributable to common stockholders) for profit participation costs and a loss of $0.5 million ($0.3 million to net income attributable to common stockholders) on early extinguishment of debt, both related to our sale of The Oaks at Lakeway.

At December 31, 2018, we had total debt of $295.5 million (see “Debt Maturities and Other Contractual Obligations” below for further discussion) and consolidated cash of $19.0 million. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. For discussion of operating cash flows and debt transactions see “Capital Resources and Liquidity” below.

Real Estate Market Conditions. Because of the concentration of our assets primarily in the Austin, Texas area, and in other select, fast-growing markets in Texas, market conditions in these regions significantly affect our business. Our future operating cash flows and our ability to develop and sell our properties will be dependent on the level and profitability of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in and around Austin and the other markets in which we operate, including development costs, interest rates, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically have moved in periodic cycles, and can be volatile.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The Austin-Round Rock-area population increased by 29 percent from 2009 through 2017, largely because of growing interest in Austin’s local job market. Median family income levels in the Austin-Round Rock area increased by 22 percent during the period from 2009 through 2017. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. From 2009 through 2017, sales tax receipts in the city of Austin (the City) rose by 57 percent, an indication of the increase in business activity during the period.

The following chart compares Austin-Round Rock’s five-county median family income and metro area population for 1999, 2009 and the most current information available for 2017 (actual) and 2018 (estimate), based on United States (U.S.) Census Bureau data and Austin-Round Rock’s data.
Based on the City’s fiscal year of October 1 through September 30, the chart below compares the City’s sales tax revenues for 1999, 2009 and 2017 (the latest period for which data is available).
Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Real estate development in southwest Austin, where most of our real estate under development and undeveloped real estate is located, has historically been constrained as a result of various restrictions imposed by the City. Additionally, several special interest groups have traditionally opposed development in southwest Austin. Vacancy rates as of December 31, 2018 and 2017, are noted below.

	Vacancy Rates
Building Type	2018		2017
Office Buildings (Class A)	9.4%	[a]	8.9%	[a]
Multi-Family Buildings	5.5%	[b]	5.9%	[b]
Retail Buildings	4.4%	[b]	3.5%	[b]

a.	CB Richard Ellis: Austin MarketView

b.	Marcus & Millichap Research Services, CoStar Group, Inc.

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

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the audit committee of our Board of Directors (Board).

Real Estate, Hotel, Entertainment Venue and Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs and other related costs incurred through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venues at the W Austin Hotel & Residences and our leasing assets, is also stated at cost, less accumulated depreciation. When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the long-lived asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers in the area in which we develop our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during the two years ended December 31, 2018 (see Note 1).

Deferred Tax Assets. The carrying amounts of deferred tax assets are required to be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in our business environment or operating or financing plans.

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. We had deferred tax assets (net of deferred tax liabilities) totaling $11.8 million at December 31, 2018.

Income Taxes. In preparing our annual consolidated financial statements, we estimate the actual amount of income taxes currently payable or receivable as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. Our income tax benefit (provision) includes net tax charges of $0.2 million in 2018 and $7.6 million in 2017 associated with U.S. tax reform. See Note 6 for further discussion.

Profit Recognition on Sales of Real Estate. Revenue or gains on sales of real estate are recognized when control of the asset has been transferred to the buyer if collection of substantially all of the consideration to which Stratus will be entitled is probable and Stratus has satisfied all other performance obligations under the contract. Consideration is allocated among multiple performance obligations or distinct nonfinancial assets to be transferred to the buyer based on relative fair value. Consideration is reasonably determined and deemed likely of collection when Stratus has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of its initial investment, Stratus’ assessment of the buyer’s credit standing and Stratus’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor its obligation to pay.

In February 2017, upon the sale of The Oaks at Lakeway, Stratus allocated the purchase price for The Oaks at Lakeway between two performance obligations based on the relative fair values of each. The first performance obligation, to deliver the completed and leased portion of the property, was performed on the date of sale. The second performance obligation was to complete construction of the remaining buildings and leasing of the vacant space. The obligations under master leases were considered variable consideration and are recorded as reductions to the contract liability. The hotel pad was leased to a hotel operator under a ground lease at the date of sale; however, the hotel tenant had not commenced rent payments or construction of the hotel at that time. At the date of the sale, primarily because of the uncertainty related to the hotel tenant’s performance under its ground lease, the probability-weighted estimate of the obligations under the master leases reduced the sale consideration such that no gain was recognized on the sale.

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017 (see Note 10).

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2018, the number of our residential developed lots/units, lots/units under development and lot/units for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II	9	—	—	9
Phase III	29	4	—	33
Amarra Villas	2	13	—	15
Other townhomes	—	—	170	170
Section N multi-family:
Santal Phase I	236	—	—	236
Santal Phase II	168	44	—	212
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The Saint Mary	—	240	—	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Other	—	—	7	7
W Austin Residences	1	—	—	1
Total Residential Lots/Units	445	301	1,901	2,647

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

Barton Creek
Amarra Drive. In 2008, we completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold three lots for $2.0 million in 2018 and one lot for $0.6 million in 2017. As of December 31, 2018, nine developed Phase II lots remained unsold.

In 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. We sold nine lots in 2018 for $5.9 million and six lots in 2017 for $4.1 million. As of December 31, 2018, 29 developed Phase III lots remained unsold.

In March 2018, we entered into a contract, which was amended in March 2019, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 12 Amarra Drive Phase III lots to a homebuilder for a total of $9.5 million. In accordance with the contract, as amended, the parties are required to close on the sale of these lots ratably before March 31, 2020. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. In 2018, in accordance with the contract, we sold two Amarra Drive Phase II lots and two Amarra Drive Phase III lots for $2.7 million. Subsequent to December 31, 2018, and through March 15, 2019, in accordance with the contract, we sold two additional Amarra Drive Phase III lots for $1.2 million.

As of March 15, 2019, two Amarra Drive Phase III lots were under contract, in addition to the remaining eight Amarra Drive Phase III lots subject to the contract discussed above.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed site work in late 2015. Construction of the first five townhomes was completed during 2017 and an additional two townhomes were completed in 2018. We sold four townhomes for $7.5 million in 2018 and one townhome for $2.2 million in 2017. Subsequent to December 31, 2018, and through March 15, 2019, we closed on the sale of one townhome for $1.7 million and one additional townhome was under contract. We anticipate beginning construction of the next five Amarra Villas townhomes during the second quarter of 2019.

Section N
Santal. The Santal Phase I multi-family project, a garden-style apartment complex in the upscale, highly populated Barton Creek community, consisting of 236 units, was completed within budget in 2016. We began recognizing rental revenue, which is included in the Leasing Operations segment, in January 2016. As of December 31, 2018, 95 percent of the units were leased. Construction of the 212-unit Santal Phase II project located directly adjacent to Santal Phase I began during 2017. The first Phase II units became available for occupancy in August 2018 and we have substantially completed construction of the remaining units. As of December 31, 2018, 33 percent of the total Phase II units were leased. We currently plan to evaluate a sale or refinancing of the combined 448-unit Santal property upon stabilization of Phase II, which is currently expected by the end of 2019, subject to market conditions and leasing progress.

Circle C
We are developing our properties located in the Circle C community based on the entitlements secured in our Circle C settlement with the City. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. See Note 8 for a summary of incentives we received in connection with the Circle C settlement.

The Saint Mary. In June 2018, we obtained financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project located in the Circle C community. The project remains on schedule and within budget, and the first units are expected to be available for occupancy in third-quarter 2019, with project completion currently expected by the end of 2019. See Note 2 for further discussion of project financing.

Meridian. Meridian is an 800-lot residential development at the Circle C community. Development of the final phase of Meridian, which consisted of 57 one-acre lots, was completed in 2014. We sold the last 12 lots for $3.4 million in 2017.

W Austin Residences
As of December 31, 2018, one condominium unit remained unsold.

Commercial.  As of December 31, 2018, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding the W Austin Hotel and ACL Live entertainment venue) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Barton Creek Village	22,366	—	—	22,366
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	99,379	—	220,621	320,000
Tract G07	—	—	160,000	160,000
W Austin Hotel & Residences:
Office	38,316	—	—	38,316
Retail	18,327	—	—	18,327
Magnolia	—	—	351,000	351,000
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,117	—	104,750	258,867
Kingwood Place	—	143,767	—	143,767
New Caney	—	—	180,496	180,496
Total Square Feet	376,998	143,767	3,279,890	3,800,655

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

Barton Creek
Barton Creek Village is a 22,366-square-foot retail building that was 54 percent occupied as of December 31, 2018, and leasing activities for the vacant space are ongoing. In February 2017, we sold a 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land for $3.1 million (see Note 10). We intend to explore opportunities to sell Barton Creek Village in 2019, subject to market conditions and leasing progress.

Lantana
Lantana is a partially developed, mixed-use real-estate development project. As of December 31, 2018, we had remaining entitlements for approximately 380,621 square feet of office and retail use on 39 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. We completed construction of the 99,379-square-foot first phase of Lantana Place in third-quarter 2018. The anchor tenant, Moviehouse & Eatery, opened in May 2018. We also entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, which is anticipated to commence construction in second-quarter 2019. We had signed leases for 71 percent of the retail space as of December 31, 2018, and tenant improvement work is progressing.

W Austin Hotel & Residences
The W Austin Hotel & Residences has 38,316 square feet of leasable office space, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space. As of December 31, 2018, both the office and retail space were substantially fully occupied.

Magnolia
The Magnolia project is an HEB-anchored retail project planned for 351,000 square feet of commercial space. Planning and infrastructure work by the city of Magnolia is complete, road expansion by the Texas Department of Transportation has been completed and we expect to begin construction in late 2019. The HEB grocery store is currently expected to open in August 2020.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB-anchored retail project with 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction began in August 2016 and was completed on schedule and under budget in June 2017. The HEB grocery store opened in April 2017. As of December 31, 2018, we had executed leases for 68 percent of the retail space at West Killeen Market, all tenants are currently open for business and leasing activities for the vacant space are ongoing. We intend to explore opportunities to sell West Killeen Market in 2019, subject to leasing progress and market conditions.

Jones Crossing
Construction of the first phase of the retail component of Jones Crossing, an HEB-anchored, mixed-use development in College Station, Texas, is complete. As of December 31, 2018, we had signed leases for 87 percent of the retail space, including the HEB grocery store. The HEB grocery store opened in September 2018, as scheduled.

Kingwood Place
In August 2018, we purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place, a new mixed-use development project. The Kingwood project is expected to total approximately 144,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, with 41,000 square feet of retail space, 6 retail pads and an 11-acre parcel planned for approximately 300 multi-family units. Construction began in December 2018 and, as of December 31, 2018, we had signed leases for 77 percent of the retail space, including the HEB grocery store. The HEB grocery store is currently anticipated to open in November 2019. See Note 2 for further discussion of project financing.

New Caney
In October 2018, Stratus, in partnership with HEB, purchased a 38-acre tract of land for approximately $9.5 million in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet (inclusive of the HEB grocery store), 5 pad sites, and a 10-acre multi-family parcel. We finalized the lease for the HEB grocery store in March 2019, and upon execution of this lease, we acquired HEB’s interests in the partnership for approximately $5 million. We currently plan to commence construction on the New Caney project no earlier than 2021.

The Oaks at Lakeway
On February 15, 2017, we sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway construction loan (see Note 5). We used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing our master lease payment obligations. Our master lease payment obligation, which currently approximates $150 thousand per month, is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

We agreed to guarantee the obligations of our selling subsidiary under the sales agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to our obligation to satisfy the selling subsidiary’s indemnity obligations for its broker commissions or similar compensation or our liability in guaranteeing the selling subsidiary’s obligations under the master leases. To secure our obligations under the master leases, we provided a $1.5 million irrevocable letter of credit with a three-year term.

At the date of sale, we allocated the purchase price for The Oaks at Lakeway between two performance obligations based on the relative fair values of each. The first performance obligation, to deliver the completed and leased portion of the property, was performed on the date of sale. The second performance obligation was to complete construction of the remaining buildings and leasing of the vacant space. The obligations under master leases were considered variable consideration and are recorded as reductions to the contract liability. The hotel pad was leased to a hotel operator under a ground lease at the date of sale; however, the hotel tenant had not commenced rent payments or construction of the hotel at that time. At the date of the sale, primarily because of the uncertainty related to the hotel tenant’s performance under its ground lease, the probability-weighted estimate of the obligations under the master leases reduced the sale consideration such that no gain was recognized on the sale.

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017. A contract liability of $9.3 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2018, compared with $11.3 million at December 31, 2017 (see Note 10).

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

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2018		2017
Operating income (loss):
Real estate operations	$1,305	[a]	$522
Leasing operations	2,897		24,217	[b]
Hotel	6,348		6,553
Entertainment	3,426		4,045
Corporate, eliminations and other	(11,803)		(12,100)
Operating income	$2,173		$23,237
Interest expense, net	$(7,856)		$(6,742)
Net (loss) income attributable to common stockholders[c]	$(3,982)	[d]	$3,879

a.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years’ assessments of properties in Barton Creek.

b.
Includes the recognition of a gain of $24.3 million associated with the sale of The Oaks at Lakeway. Also includes a $1.1 million gain on the sale of a 3,085-square-foot bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. These gains were partially offset by a $2.5 million profit participation charge associated with the sale of The Oaks at Lakeway.

c.	Includes tax charges totaling $0.2 million in 2018 and $7.6 million in 2017 associated with U.S. tax reform (see Note 6).

d.
Includes $1.15 million from equity in unconsolidated affiliates’ income reflecting Stratus’ interest in Crestview Station. During 2018, Crestview Station sold its last tract of land and its multi-family entitlements.

We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results for the years ended December 31 (in thousands):

	2018		2017
Revenues:
Developed property sales	$16,509		$10,286
Undeveloped property sales	—		544
Commissions and other	322		314
Total revenues	16,831		11,144
Cost of sales, including depreciation	15,526	[a]	10,609
Loss on sales of assets	—		13
Operating income	$1,305		$522

a.	Includes $0.4 million of reductions associated with collection of prior-years’ assessments of properties in Barton Creek.

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2018			2017
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
Barton Creek
Amarra Drive:
Phase II lots	3	$1,970	$213	1	$560	$193
Phase III lots	9	5,938	277	6	4,090	292
Amarra Villas	4	7,461	1,704	1	2,193	1,886

Circle C
Meridian	—	—	—	12	3,443	162

W Austin Residences:
Condominium units	1	1,140	726	—	—	—
Total Residential	17	$16,509		20	$10,286

Real Estate Revenue. The increase in revenue from the Real Estate Operations segment in 2018, compared with 2017, primarily reflects higher revenues from the sales of higher priced residential units, including Amarra Villas townhomes and the W Austin Hotel & Residences condominium.

Undeveloped Property Sales. In 2017, we sold a six-acre tract of land located in the Circle C community, which had entitlements for 14,000 square feet of commercial space, for $0.5 million.

Commissions and Other.  Commissions and other primarily includes sales and leasing commissions, design fees and revenue from leasing our for-sale residential properties.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales totaled $15.5 million in 2018 and $10.6 million in 2017. The increase in cost of sales in 2018, compared with 2017, primarily reflects costs associated with the sale of four Amarra Villas townhomes and one W Austin Hotel & Residences condominium unit, which have a higher cost basis than the other properties sold.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $5.1 million in 2018 and $4.3 million in 2017.

Leasing Operations
The following table summarizes our Leasing Operations results for the years ended December 31 (in thousands):

	2018	2017[a]
Rental revenue	$11,319	$8,856
Rental cost of sales, excluding depreciation	5,088	4,829
Depreciation	3,334	2,693
Profit participation	—	2,538	[b]
Gain on sales of assets	—	(25,421)
Operating income	$2,897	$24,217

a.	Includes the results of The Oaks at Lakeway through February 15, 2017 (see Note 10).

b.	Relates to the sale of The Oaks at Lakeway (see Note 10).

Rental Revenue.  Rental revenue primarily includes revenue from the Santal Phase I, the office and retail space at the W Austin Hotel & Residences, West Killeen Market, Lantana Place and Barton Creek Village. The increase in rental revenue in 2018, compared with 2017, primarily reflects the commencement of leases at our recently completed properties, Lantana Place, West Killeen Market, Santal Phase I and Phase II, and Jones Crossing.

Rental Cost of Sales and Depreciation.  Rental costs of sales and depreciation expense increased in 2018, compared with 2017, primarily reflecting activity at West Killeen Market, Lantana Place and Santal Phase I and Phase II, partially offset by the sale of The Oaks at Lakeway.

Gain on Sales of Assets. During 2017, we recorded a $25.4 million gain on the sales of assets, primarily related to the sale of The Oaks at Lakeway and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek.

Hotel
The following table summarizes our Hotel results for the years ended December 31 (in thousands):

	2018	2017
Hotel revenue	$38,222	$38,681
Hotel cost of sales, excluding depreciation	28,312	28,584
Depreciation	3,562	3,544
Operating income	$6,348	$6,553

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues decreased slightly in 2018, compared with 2017, primarily as a result of a lower number of reservations made by large groups. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $245 in 2018, compared with $253 in 2017. While we remain positive on the long-term outlook of the W Austin Hotel based on continued population growth and increased tourism in the Austin market, a continued increase in competition resulting from the anticipated opening of additional hotel rooms by competitors in downtown Austin during 2019 is expected to have an ongoing impact on our hotel revenues.

Entertainment
The following table summarizes our Entertainment results for the years ended December 31 (in thousands):

	2018	2017
Entertainment revenue	$22,691	$23,232
Entertainment cost of sales, excluding depreciation	17,702	17,719
Depreciation	1,563	1,523
Gain on sale of assets	—	(55)
Operating income	$3,426	$4,045

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment varies from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenue decreased in 2018, compared with 2017, primarily as a result of lower event attendance.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance, for the years ended December 31.

	2018	2017
ACL Live
Events:
Events hosted	240	224
Estimated attendance	285,900	297,100
Ancillary net revenue per attendee	$41.53	$40.47
Ticketing:
Number of tickets sold	214,130	221,340
Gross value of tickets sold (in thousands)	$12,717	$13,392

3TEN ACL Live
Events:
Events hosted	216	228
Estimated attendance	38,100	40,600
Ancillary net revenue per attendee	$42.05	$42.02
Ticketing:
Number of tickets sold	22,190	18,770
Gross value of tickets sold (in thousands)	$514	$430

Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $11.3 million in 2018 and $11.4 million in 2017. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.

Non-Operating Results
Interest Expense, Net.  Interest costs (before capitalized interest) totaled $16.0 million in 2018 and $12.6 million in 2017. The increase in interest costs in 2018, compared with 2017, primarily reflects higher average debt balances to finance development activities.

Capitalized interest totaled $8.2 million in 2018 and $5.9 million in 2017, and is primarily related to development activities at Barton Creek.

Gain on Interest Rate Derivative Instruments. We recorded gains of $0.2 million in 2018 and $0.3 million in 2017 associated with changes in the fair value of our interest rate derivative instruments.

Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.5 million in 2017 associated with the repayment of The Oaks at Lakeway loan.

Other Income, Net. We recorded $1.6 million of interest income in 2017, primarily associated with reimbursements received from MUDs.

Equity in Unconsolidated Affiliates’ Income (Loss).  We account for our interests in our unconsolidated affiliates, primarily Crestview Station, using the equity method. Our equity in the net income (loss) of these entities totaled $1.2 million in 2018 and less than $(0.1) million in 2017. The increase in 2018 reflects profit from the sale of Crestview’s last tract of land and its multi-family entitlements.

Benefit from (Provision for) Income Taxes.  We recorded a benefit from (provision for) income taxes of $0.3 million in 2018 and $(13.9) million in 2017. Both 2018 and 2017 include the Texas state margin tax. The difference between Stratus’ consolidated effective income tax rate and the U.S. federal statutory income tax rate of 21 percent for 2018 and 35 percent for 2017 is primarily attributable to the Texas state margin tax and executive compensation limitations. We had deferred tax assets (net of deferred tax liabilities) totaling $11.8 million at December 31, 2018, and $11.5 million at December 31, 2017.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See “Business Strategy” for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash (used in) provided by operating activities totaled $(31.9) million in 2018 and $12.8 million in 2017. The decrease in operating cash flows for 2018, compared to 2017, primarily reflects an increase in expenditures for purchases and development of real estate properties (which totaled $43.7 million in 2018 and $14.4 million in 2017) and changes in working capital accounts.

We received MUD reimbursements relating to substantially all of the infrastructure costs incurred to date in Barton Creek, including $13.8 million in 2017. In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD, which will provide an opportunity for us to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with our development of the Magnolia project.

Investing Activities. Cash (used in) provided by investing activities totaled $(64.0) million in 2018 and $80.9 million in 2017. The year 2017 included $117.3 million in proceeds from the sales of The Oaks at Lakeway, and a bank building and an adjacent undeveloped 4.1 acre tract of land in Barton Creek. Capital expenditures totaled $61.9 million for 2018, primarily related to the development of the Santal Phase II, Lantana Place, Jones Crossing and The Saint Mary projects, and $34.1 million for 2017, primarily related to the development of Lantana Place, Santal Phase II, West Killeen Market and Jones Crossing.

Stratus also made payments totaling $2.1 million in 2018 and $2.2 million in 2017 under its master lease obligations associated with the sale of The Oaks at Lakeway.

Financing Activities. Cash provided by (used in) financing activities totaled $95.4 million in 2018 and $(79.8) million in 2017. Net borrowings on the Comerica Bank credit facility totaled $24.5 million in 2018, compared with net repayments of $20.8 million in 2017. Net borrowings for 2018 were used primarily to fund development projects and capital expenditures. Net repayments for 2017 were primarily from the proceeds from the sale of The Oaks at Lakeway after repaying the related term loan. Net borrowings on other project and term loans totaled $50.3 million in 2018, primarily for the Santal Phase II, Lantana Place, Kingwood Place and Jones Crossing projects, compared with net repayments of $49.0 million in 2017, primarily for The Oaks at Lakeway term loan. See Note 5 and “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2018. The year 2018 also included $18.0 million of capital contributions from the Class B limited partners in the Kingwood Place and Saint Mary limited partnerships (see Note 2). An additional $4.6 million was received from HEB for its contribution to the purchase of the land for the future New Caney project.

On March 15, 2017, we announced that our Board, after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share, which was paid on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the sale of The Oaks at Lakeway. The declaration of future dividends is at the discretion of our Board subject to the restrictions contained in our Comerica credit facility, which prohibit us from paying a dividend on our common stock without the bank’s written consent. Comerica’s approval of the special dividend declared in March 2017 is not indicative of the bank’s willingness to approve future dividends.

In 2013, our Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2018 or 2017. As of December 31, 2018, a total of 991,695 shares of our common stock remained available under this program. Our ability to repurchase shares of our common stock is restricted by the terms of our Comerica credit facility, which prohibits us from repurchasing shares of our common stock in excess of $1.0 million without the bank’s prior written consent.

Credit Facility and Other Financing Arrangements
At December 31, 2018, we had total debt of $298.4 million based on the principal amounts outstanding, compared with $223.6 million at December 31, 2017. The principal amounts of our debt outstanding at December 31, 2018, consisted of the following:

•	$144.2 million under the Goldman Sachs loan.

•
$50.2 million under the $60.0 million Comerica credit facility, which is comprised of a $60.0 million revolving line of credit, $7.6 million of which was available at December 31, 2018, net of $2.2 million of letters of credit committed against the credit facility.

•	$32.8 million under the construction loan with Comerica Bank to fund Phase I of the multi-family development in Section N of Barton Creek (the Santal Phase I construction loan).

•	$20.1 million under the construction loan with Comerica Bank to fund Phase II of the multi-family development in Section N of Barton Creek (the Santal Phase II construction loan).

•	$18.7 million under the construction loan with Southside Bank to finance the initial phase of Lantana Place (the Lantana Place construction loan).

•
$12.1 million under the construction loan with Southside Bank to finance the development and construction of Phases I and 2, the retail component, of Jones Crossing (the Jones Crossing construction loan).

•	$6.8 million under the construction loan with Southside Bank to fund the development and construction of the West Killeen Market retail project (the West Killeen Market construction loan).

•	$6.75 million under the construction loan with Comerica Bank to finance the development and construction of Kingwood Place (the Kingwood Place construction loan).

•	$3.4 million under the stand-alone revolving credit facility with Comerica Bank to fund the construction and development of the Amarra Villas (the Amarra Villas credit facility).

•	$3.3 million under the term loan with PlainsCapital Bank secured by assets at Barton Creek Village (the Barton Creek Village term loan).

Several of our financing instruments contain customary financial covenants. The Santal Phase I and Phase II loans, the Amarra Villas credit facility and the West Killeen Market construction loan include a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of December 31, 2018, Stratus’ total stockholders’ equity was $124.0 million. The Comerica credit facility, the Goldman Sachs loan, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan and the Kingwood Place construction loan include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million. The Comerica credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. In addition, Comerica’s prior written consent is required for any common stock repurchases in excess of $1.0 million or dividend payments. The Barton Creek Village term loan includes a requirement that Stratus' subsidiary maintain a minimum debt service coverage ratio, as defined in the agreement, of 1.35 to 1.00. As of December 31, 2018, the subsidiary's minimum debt service coverage ratio calculated in accordance with the Barton Creek Village term loan agreement was 1.29 to 1.00, and it was not in compliance with this requirement. PlainsCapital Bank waived the subsidiary's obligation to comply with the minimum debt service coverage ratio from December 31, 2018, through September 30, 2019. As of December 31, 2018, Stratus was in compliance with all other financial covenants.

See Note 5 for further discussion of our outstanding debt as of December 31, 2018.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter		Total
Goldman Sachs loan	$2,207	$2,313	$2,470	$2,613	$2,765	$131,871		$144,239
Comerica credit facility[a]	—	50,221	—	—	—	—		50,221
Santal Phase I construction loan[b]	—	32,790	—	—	—	—		32,790
Santal Phase II construction loan[b]	—	20,119	—	—	—	—		20,119
Lantana Place construction loan	—	22	258	272	18,110	—		18,662
Jones Crossing construction loan	—	—	110	157	11,863	—	—	12,130
West Killeen Market construction loan	—	78	97	6,591	—	—		6,766
Kingwood Place construction loan[b]	—	—	—	6,750	—	—		6,750
Amarra Villas credit facility	3,358	—	—	—	—	—		3,358
Barton Creek Village term loan	103	106	112	117	121	2,766		3,325
Total	$5,668	$105,649	$3,047	$16,500	$32,859	$134,637		$298,360

a.	See Note 5 for further information regarding Comerica Bank credit facility.

b.	We have the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

We had commitments under noncancelable contracts totaling $36.9 million at December 31, 2018.

We also had guarantees related to the W Austin Hotel & Residences at December 31, 2018 (see Note 5).

NEW ACCOUNTING STANDARDS

See Note 1 for discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 8 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding projections or expectations related to the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell or refinance properties (including, but not limited to, Amarra Drive lots, Amarra Villas townhomes, West Killeen Market, the retail building at Barton Creek Village, The Saint Mary and Santal), operational and financial performance, expectations regarding future cash flows, municipal utility district reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, liquidity, tax rates, the impact of interest rate changes, capital expenditures, financing plans, possible joint venture, partnership, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions are intended to identify those assertions as forward-looking statements.

Under our loan agreement with Comerica Bank, we are not permitted to pay dividends on common stock without Comerica’s prior written consent. The declaration of dividends is at the discretion of our Board, subject to restrictions under our loan agreement with Comerica Bank, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint venture, partnership, strategic relationships or other arrangements, our ability to effect our business strategy, including our ability to sell properties at prices our Board considers acceptable, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in the Austin, Texas area and other select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017 and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the forward-looking statements are made, some of which we may not be able to control. Further, we may make changes to our business plans that could affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, business plans, actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stratus Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stratus Properties Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of (loss) income, stockholders’ equity, and cash flows of the Company, and our report dated March 18, 2019, expressed an unqualified opinion.
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
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stratus Properties Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2019, expressed an unqualified opinion.
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

/s/ BKM Sowan Horan, LLP

We have served as the Company’s auditor since 2010.

Austin, Texas
March 18, 2019

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$19,004	$14,611
Restricted cash	19,915	24,779
Real estate held for sale	16,396	22,612
Real estate under development	136,678	118,484
Land available for development	24,054	14,804
Real estate held for investment, net	253,074	188,390
Deferred tax assets	11,834	11,461
Other assets	15,538	10,852
Total assets	$496,493	$405,993

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$20,602	$22,809
Accrued liabilities, including taxes	11,914	13,429
Debt	295,531	221,470
Deferred gain	9,270	11,320
Other liabilities	12,525	9,575
Total liabilities	349,842	278,603

Commitments and contingencies (Notes 6, 8 and 10)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,288 and 9,250 shares issued, respectively and
8,164 and 8,134 shares outstanding, respectively	93	93
Capital in excess of par value of common stock	186,256	185,395
Accumulated deficit	(41,103)	(37,121)
Common stock held in treasury, 1,124 shares and 1,117 shares
at cost, respectively	(21,260)	(21,057)
Total stockholders’ equity	123,986	127,310
Noncontrolling interests in subsidiaries	22,665	80
Total equity	146,651	127,390
Total liabilities and equity	$496,493	$405,993
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2018	2017
Revenues:
Real estate operations	$16,800	$11,001
Leasing operations	10,389	7,981
Hotel	37,905	38,360
Entertainment	22,506	22,998
Total revenues	87,600	80,340
Cost of sales:
Real estate operations	15,277	10,378
Leasing operations	5,056	4,797
Hotel	28,160	28,478
Entertainment	17,089	17,121
Depreciation	8,571	7,853
Total cost of sales	74,153	68,627
General and administrative expenses	11,274	11,401
Profit participation in sale of The Oaks at Lakeway	—	2,538
Gain on sale of assets	—	(25,463)
Total	85,427	57,103
Operating income	2,173	23,237
Interest expense, net	(7,856)	(6,742)
Gain on interest rate derivative instruments	187	293
Loss on early extinguishment of debt	—	(532)
Other income, net	55	1,581
(Loss) income before income taxes and equity in unconsolidated affiliates’ income (loss)	(5,441)	17,837
Equity in unconsolidated affiliates’ income (loss)	1,150	(49)
Benefit from (provision for) income taxes	305	(13,904)
Net (loss) income and total comprehensive (loss) income	(3,986)	3,884
Total comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	4	(5)
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(3,982)	$3,879

Net (loss) income per share attributable to common stockholders:
Basic	$(0.49)	$0.48
Diluted	$(0.49)	$0.47

Weighted-average shares of common stock outstanding:
Basic	8,153	8,122
Diluted	8,153	8,171

Dividends declared per share of common stock	$—	$1.00
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2018	2017
Cash flow from operating activities:
Net (loss) income	$(3,986)	$3,884
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	8,571	7,853
Cost of real estate sold	10,283	5,774
Gain on sale of assets	—	(25,463)
U.S. tax reform charge	215	7,580
Gain on interest rate derivative contracts	(187)	(293)
Loss on early extinguishment of debt	—	532
Debt issuance cost amortization and stock-based compensation	1,859	1,573
Equity in unconsolidated affiliates’ (income) loss	(1,150)	49
Return on investment in unconsolidated affiliate	1,251	—
Increase (decrease) in deposits	507	(1,322)
Deferred income taxes, excluding U.S. tax reform charge	(588)	(1,675)
Purchases and development of real estate properties	(43,660)	(14,395)
Municipal utility districts reimbursements	—	13,799
(Increase) decrease in other assets	(4,038)	4,750
(Decrease) increase in accounts payable, accrued liabilities and other	(966)	10,126
Net cash (used in) provided by operating activities	(31,889)	12,772

Cash flow from investing activities:
Capital expenditures	(61,932)	(34,079)
Proceeds from sales of assets	—	117,261
Payments on master lease obligations	(2,112)	(2,196)
Return of investment in (investment in) unconsolidated affiliates	26	(37)
Net cash (used in) provided by investing activities	(64,018)	80,949

Cash flow from financing activities:
Borrowings from credit facility	34,436	47,200
Payments on credit facility	(9,981)	(67,981)
Borrowings from project loans	56,999	15,793
Payments on project and term loans	(6,693)	(64,761)
Cash dividend paid	(32)	(8,133)
Stock-based awards net payments	(131)	(235)
Noncontrolling interests’ contributions	22,589	—
Financing costs	(1,751)	(1,703)
Net cash provided by (used in) financing activities	95,436	(79,820)
Net (decrease) increase in cash, cash equivalents and restricted cash	(471)	13,901
Cash, cash equivalents and restricted cash at beginning of year	39,390	25,489
Cash, cash equivalents and restricted cash at end of year	$38,919	$39,390
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Number of Shares	At Cost	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2016	9,203	$92	$192,762	$(41,143)	1,105	$(20,760)	$130,951	$75	$131,026
Adjustment for cumulative effect of change in accounting for stock-based compensation	—	—	—	143	—	—	143	—	143
Cash dividend	—	—	(8,221)	—	—	—	(8,221)	—	(8,221)
Exercised and issued stock-based awards	47	1	62	—	—	—	63	—	63
Stock-based compensation	—	—	792	—	—	—	792	—	792
Tender of shares for stock-based awards	—	—	—	—	12	(297)	(297)	—	(297)
Total comprehensive income	—	—	—	3,879	—	—	3,879	5	3,884
Balance at December 31, 2017	9,250	93	185,395	(37,121)	1,117	(21,057)	127,310	80	127,390
Exercised and vested stock-based awards	38	—	72	—	—	—	72	—	72
Stock-based compensation	—	—	789	—	—	—	789	—	789
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	22,589	22,589
Total comprehensive loss	—	—	—	(3,982)	—	—	(3,982)	(4)	(3,986)
Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses primarily located in the Austin, Texas area, and other select markets in Texas. The real estate development and marketing operations of Stratus are conducted primarily through its wholly owned subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Concentration of Risks.  Stratus primarily conducts its operations in Austin, Texas. Consequently, any significant economic downturn in the Austin market could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of Stratus’ financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred taxes and related valuation allowances; income taxes; allocation of certain indirect costs; profit pools under the Profit Participation Plan; and asset lives for depreciation. Actual results could differ from those estimates.

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

Real Estate and Leasing Assets.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs incurred through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment, which includes the hotel and entertainment venues at the W Austin Hotel & Residences and Stratus’ Leasing Operations assets, is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for use, sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized for properties currently under active development. Stratus capitalizes improvements that increase the value of Leasing Operations properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

Stratus performs an impairment test when events or circumstances indicate that an asset’s carrying amount may not be recoverable. Events or circumstances that Stratus considers indicators of impairment include significant decreases in market values, adverse changes in regulatory requirements (including environmental laws), significant budget overruns for properties under development, and current period or projected operating cash flow losses from properties held for investment. Impairment tests for properties held for investment and properties under development involve the use of estimated future net undiscounted cash flows expected to be generated from the operation of the property and its eventual disposition. If projected undiscounted cash flow is less than the related carrying amount, then a reduction of the carrying amount of the long-lived asset to fair value is required. Generally, Stratus determines fair value using valuation techniques such as discounted expected future cash flows. Impairment tests for properties held for sale involve management estimates of fair value based on estimated market values for similar properties in similar locations and management estimates of costs to sell. If estimated fair value less costs to sell is less than the related carrying amount, then a reduction of the carrying amount of the asset to fair value less costs to sell is required.

Stratus recorded no impairment charges for the two years ended December 31, 2018. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $7.2 million at December 31, 2018, and $7.4 million at December 31, 2017.

Revenue Recognition.  Revenue or gains on sales of real estate are recognized when control of the asset has been transferred to the buyer if collection of substantially all of the consideration to which Stratus will be entitled is probable and Stratus has satisfied all other performance obligations under the contract. Consideration is allocated among multiple performance obligations or distinct nonfinancial assets to be transferred to the buyer based on relative fair value. Consideration is reasonably determined and deemed likely of collection when Stratus has signed sales agreements and has determined that the buyer has demonstrated a commitment to pay. The buyer’s commitment to pay is supported by the level of its initial investment, Stratus’ assessment of the buyer’s credit standing and Stratus’ assessment of whether the buyer’s stake in the property is sufficient to motivate the buyer to honor its obligation to pay.

Stratus’ revenues from hotel operations are primarily derived from room reservations and food and beverage sales. Revenue is recognized when rooms are occupied and services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.

Stratus’ revenues from entertainment operations are primarily derived from ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Revenues from ticket sales are recognized after the corresponding performance occurs. Revenues from sponsorships and other revenue not related to a single event are classified as deferred revenue and generally amortized over the operating season or term of the contract. Revenues from concessions and merchandise sales are recognized at the time of sale.

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

A summary of Stratus’ revenues follows (in thousands):

	Years Ended December 31,
	2018	2017
Hotel	$37,905	$38,360
Entertainment	22,506	22,998
Developed property sales	16,509	10,286
Leasing Operations	10,389	7,981
Undeveloped property sales	—	544
Commissions and other	291	171
Total revenues	$87,600	$80,340

Cost of Sales.  Cost of sales includes the cost of real estate sold as well as costs directly attributable to the properties sold, properties held for sale, and land available for development, such as marketing, maintenance and property taxes. Cost of sales also includes operating costs and depreciation for properties held for investment and municipal utility district reimbursements. A summary of Stratus’ cost of sales follows (in thousands):

	Years Ended December 31,
	2018	2017
Hotel	$28,160	$28,478
Entertainment	17,089	17,121
Depreciation	8,571	7,853
Leasing Operations	5,056	4,797
Project expenses and allocation of overhead costs (see below)	5,103	4,343
Cost of developed property sales	10,664	5,776
Other, net	(515)	(93)
Cost of undeveloped property sales	25	352
Total cost of sales	$74,153	$68,627

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

In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD which will provide an opportunity for Stratus to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with its development of the Magnolia project, an H-E-B, L.P. (HEB)-anchored retail project.

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.9 million in 2018 and $1.0 million in 2017.

Income Taxes.  Stratus accounts for deferred income taxes under an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by currently enacted tax rates. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income or loss in the period in which such changes are enacted. Stratus periodically evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. Stratus establishes a valuation allowance to reduce its deferred tax assets and records a corresponding charge to earnings if it is determined, based on available evidence at the time, that it is more likely than not that any portion of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Stratus estimates future taxable income based on projections and ongoing tax strategies. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in Stratus’ business environment or operating or financial plans. See Note 6 for further discussion.

Earnings Per Share.  Stratus’ basic net (loss) income per share of common stock was calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating diluted net (loss) income per share for the years ended December 31 follow (in thousands, except per share amounts) follows:

	2018	2017
Net (loss) income	$(3,986)	$3,884
Net loss (income) attributable to noncontrolling interests in subsidiaries	4	(5)
Net (loss) income attributable to Stratus common stockholders	$(3,982)	$3,879

Basic weighted-average shares of common stock outstanding	8,153	8,122

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	—	49

Diluted weighted-average shares of common stock outstanding	8,153	8,171

Basic net (loss) income per share attributable to common stockholders	$(0.49)	$0.48

Diluted net (loss) income per share attributable to common stockholders	$(0.49)	$0.47

a.	Excludes approximately 96 thousand shares of common stock for 2018 and 26 thousand shares of common stock for 2017 associated with RSU’s and outstanding stock options that were anti-dilutive.

Stock-Based Compensation.  Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value of RSUs and performance based RSUs is based on Stratus’ stock price on the date of grant. Stratus estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. See Note 7 for further discussion.

Stratus grants awards that settle in either cash or RSUs to employees and nonemployees under a profit participation plan. As required for liability-based awards under Accounting Standards Codification 718, at the date of grant, Stratus estimates the fair value of each award and adjusts the fair value in each subsequent reporting period. The awards are amortized on a straight-line basis over the estimated service period. See Note 7 for further discussion.

New Accounting Standards. Following is a discussion of new accounting standards.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to revenue recognition. Stratus adopted this ASU January 1, 2018, under the modified retrospective approach applied to contracts that remain in force at the adoption date. The adoption of this standard did not result in any financial statement impacts. See Revenue Recognition policy in this note for Stratus’ policy.

Financial Instruments. In January 2016, FASB issued an ASU that amends the current guidance on the classification and measurement of financial instruments. This ASU makes limited changes to prior guidance and amends certain disclosure requirements. Stratus adopted this ASU effective January 1, 2018, and adoption did not have a material impact on its financial statements.

Leases. In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. Stratus adopted this ASU effective January 1, 2019, and elected the practical expedient allowing it to apply the provisions of the updated lease guidance at the January 1, 2019, effective date, without adjusting the comparative periods presented. Stratus also elected an accounting policy to not recognize a lease asset and liability for leases with a term of 12 months or less and a purchase option that is not expected to be exercised. Stratus completed an assessment of its lease portfolio and designed processes and controls to account for its leases in accordance with the new standard. Upon the adoption of this ASU, Stratus will record right-of-use assets of approximately $12 million and corresponding lease liabilities in its consolidated balance sheet. Stratus will begin making the required lease disclosures under the ASU beginning with its March 31, 2019, quarterly report on Form 10-Q.

Statement of Cash Flows. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Stratus adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the year ended December 31, 2017, to include restricted cash (Stratus has no restricted cash equivalents) with cash and cash equivalents.

The impact of adopting this ASU for the year ended December 31, 2017, follows (in millions):

	Previously Reported	Impact of Adoption	Current Presentation
Net increase in cash, cash equivalents and restricted cash	$1,014	$12,887	$13,901
Cash, cash equivalents and restricted cash at beginning of year	13,597	11,892	25,489
Cash, cash equivalents and restricted cash at end of year	$14,611	$24,779	$39,390

Share-Based Payment Transactions. In March 2016, the FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. Stratus adopted this ASU effective January 1, 2017, on a modified retrospective basis and recorded a cumulative effect adjustment of $143 thousand to its 2017 opening accumulated deficit balance.

NOTE 2. RELATED PARTY TRANSACTIONS
The Saint Mary, L.P.
On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26 million construction loan with Texas Capital Bank, National Association (see Note 5 for further discussion) and (2) an $8.0 million private placement. The Saint Mary, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Saint Mary Class B limited partners), for $8.0 million (the Saint Mary Offering) resulting in the Saint Mary Class B limited partners owning an aggregate 49.1 percent equity interest in The Saint Mary, L.P.

In accordance with the terms of the Saint Mary Offering, Circle C Land, L.P., a Texas limited partnership and a subsidiary of Stratus and the sole Class A limited partner of The Saint Mary, L.P. (Circle C) purchased Class B limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. for $1.0 million. Upon completion of the Saint Mary Offering, Stratus holds, in aggregate, a 57 percent indirect equity interest in The Saint Mary, L.P. Additionally, among the participants in the Saint Mary Offering, LCHM Holdings, LLC (LCHM), a related party as a result of its greater than 5 percent beneficial ownership of Stratus’ common stock, purchased Saint Mary Class B limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. for $1.0 million.

In connection with the Saint Mary Offering, The Saint Mary GP, L.L.C., a Texas limited liability company (the Saint Mary General Partner) and a subsidiary of Stratus, Circle C, and the Saint Mary Class B limited partners entered into an Amended and Restated Limited Partnership Agreement (the Saint Mary Partnership Agreement) effective as of June 18, 2018. The Saint Mary Partnership Agreement includes the following key provisions:

•
The Saint Mary, L.P. will be managed by the Saint Mary General Partner, and The Saint Mary, L.P. will pay the Saint Mary General Partner, or another affiliate of Stratus, an asset management fee of $210 thousand per year beginning one year after construction of The Saint Mary begins.

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

Stratus has performed evaluations and concluded that The Saint Mary, L.P. is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of The Saint Mary, L.P. in accordance with applicable accounting guidance. As of December 31, 2018, Stratus’ consolidated balance sheet included the following assets and liabilities of The Saint Mary, L.P. (in thousands):

Assets:
Cash and cash equivalents	$32
Restricted cash	2,284
Real estate held under development	11,095
Other assets	742
Total assets	$14,153
Liabilities:
Accounts payable	$2,459
Accrued liabilities, including taxes	21
Total liabilities	2,480
Net assets	$11,673

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new HEB-anchored mixed-use development project (Kingwood Place). The development plan for Kingwood Place includes a 103,000-square-foot HEB store, 41,000 square feet of retail space, 6 retail pads, and an 11-acre parcel planned for approximately 300 multi-family units. The Kingwood, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Kingwood Class B limited partners), for $11 million (the Kingwood Offering), representing approximately 70 percent of the projected partnership equity. Among the participants in the Kingwood Offering, LCHM purchased Kingwood Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. for $1.0 million.

In connection with the Kingwood Offering, Stratus Northpark, L.L.C., a Texas limited liability company, a subsidiary of Stratus and the general partner of the Kingwood, L.P. (the Kingwood General Partner), Stratus Properties Operating Co., L.P., a Delaware limited partnership, also a subsidiary of Stratus (the Class A limited partner), and the Kingwood Class B limited partners entered into an Amended and Restated Limited Partnership Agreement (the Kingwood Partnership Agreement) effective as of August 3, 2018. The Kingwood Partnership Agreement includes the following key provisions:

•
The Kingwood, L.P. will be managed by the Kingwood General Partner, and the Kingwood, L.P. will pay the Kingwood General Partner, or another affiliate of Stratus, an asset management fee of $283 thousand per year beginning one year after construction of Kingwood Place begins.

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

On December 6, 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which supersedes and replaces the land acquisition loan agreement discussed above and provides for a loan totaling approximately $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place (see Note 5 for further discussion). The remaining 30 percent of the project’s cost (totaling approximately $15 million) is being funded by borrower equity, contributed by Stratus and private equity investors.

Stratus has performed evaluations and concluded that the Kingwood, L.P. is a variable interest entity and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of the Kingwood, L.P. in accordance with applicable accounting guidance. As of December 31, 2018, Stratus’ consolidated balance sheet included the following assets and liabilities of the Kingwood, L.P. (in thousands):

Assets:
Cash and cash equivalents	$1,907
Real estate held under development	16,833
Other assets	50
Total assets	$18,790
Liabilities:
Accounts payable	$992
Accrued liabilities, including taxes	12
Debt	6,125
Total liabilities	7,129
Net assets	$11,661

Other Transactions
There are no transactions between Stratus and the immediate family of its related parties except for an arrangement between Stratus and Austin Retail Partners for services to be provided by the son of Stratus' Chief Executive Officer. Under the terms of the agreement dated September 1, 2018, Stratus pays Austin Retail Partners $100 thousand per year, discretionary annual bonuses, and reimbursement of costs for healthcare premiums and a real estate license for this individual’s services. Payments to Austin Retail Partners for his services and expense reimbursements during 2018 totaled approximately $35 thousand.

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2018	2017
Real estate held for sale:
Developed lots, townhomes and condominium units	$16,396	$22,612

Real estate under development:
Acreage, multi-family units, commercial square footage and townhomes	136,678	118,484

Land available for development:
Undeveloped acreage	24,054	14,804

Real estate held for investment:
Barton Creek Village	4,937	5,075
Santal Phase I	38,012	38,023
Santal Phase II	31,663	—
West Killeen Market	9,742	8,818
Lantana Place	25,648	—
Jones Crossing	13,098	—
Circle C	629	—
W Austin Hotel & Residences
Hotel	112,263	111,808
Entertainment venue	42,862	42,687
Office and retail	19,523	19,515
Furniture, fixtures and equipment	1,300	1,290
Total	299,677	227,216
Accumulated depreciation	(46,603)	(38,826)
Total real estate held for investment, net	253,074	188,390
Total real estate, net	$430,202	$344,290

Real estate held for sale. Developed lots, Amarra Villas townhomes and condominium units include individual tracts of land that have been developed and permitted for residential use, developed lots with homes already built on them or condominium units at the W Austin Hotel & Residences. As of December 31, 2018, Stratus owned 38 developed lots, 2 townhomes in Amarra Villas and 1 condominium unit at the W Austin Hotel & Residences.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2018, included land permitted for residential and commercial development.

Real estate held for investment. Following is a discussion of real estate held for investment as of December 31, 2018.

Barton Creek Village, a 22,366-square-foot retail building, was 54 percent leased, and leasing activities for the vacant space are ongoing. The Santal Phase I multi-family project, a garden-style apartment complex consisting of 236 units, was 95 percent leased and stabilized, and the Santal Phase II multi-family project, a 212-unit garden style, multi-family project, was 33 percent leased. The West Killeen Market project includes 44,493 square feet of commercial space and 3 pad sites adjacent to a 90,000 square-foot HEB grocery store. Leases for 68 percent of the space at West Killeen Market have been executed, all tenants are currently open for business and leasing activities for the vacant space are ongoing. The first 99,379-square-foot retail phase of the Lantana Place project has signed leases for 71 percent of the retail space, and tenant improvement work is progressing. The first phase of the retail component of Jones Crossing, an HEB-anchored, mixed-use development in College Station, Texas, had signed leases for 87 percent of the retail space, including the HEB lease.

The W Austin Hotel & Residences includes a 251-room hotel, 38,316 square feet of leasable office space, including 9,000 square feet occupied by Stratus’ corporate office, and 18,327 square feet of retail space, including the 3TEN ACL Live venue, which has a capacity of approximately 350 people. Both the office and retail space were substantially fully occupied. The W Austin Hotel & Residences also includes entertainment space, occupied by ACL Live, an entertainment venue and production studio with a maximum capacity of 3,000 people.

Capitalized interest. Stratus recorded capitalized interest of $8.2 million in 2018 and $5.9 million in 2017.

NOTE 4. FAIR VALUE MEASUREMENTS
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

A summary of the carrying amount and fair value of Stratus’ other financial instruments follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap agreement	$53	$53	$—	$—
Liabilities:
Debt	$295,531	$299,615	$221,470	$224,632
Interest rate swap agreement	—	—	134	134

Debt. Stratus’ debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus’ debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. The instrument rate swap does not qualify for hedge accounting and changes in its fair value are recorded in the consolidated statements of comprehensive (loss) income. Stratus evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy. The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month London Interbank Offered Rate (LIBOR). As of December 31, 2018, the agreement had a notional amount of $15.8 million which amortizes to $14.8 million by the end of the agreement.

NOTE 5. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2018	2017
Goldman Sachs loan,
average interest rate of 5.58% in 2018 and 2017	$143,250	$145,195
Comerica Bank credit facility,
average interest rate of 6.02% in 2018 and 5.96% in 2017	50,221	25,765
Santal Phase I construction loan,
average interest rate of 4.70% in 2018 and 3.74% in 2017	32,622	31,864
Santal Phase II construction loan,
average interest rate of 5.18% in 2018	19,867	—
Lantana Place construction loan,
average interest rate of 4.85% in 2018	18,416	—
Jones Crossing construction loan
average interest rate of 5.29% in 2018 and 4.56% in 2017	11,784	4,646
West Killeen Market construction loan,
average interest rate of 4.76% in 2018 and 3.89% in 2017	6,636	5,378
Kingwood Place construction loan
average interest rate of 4.88% in 2018	6,125	—
Amarra Villas credit facility,
average interest rate of 4.92% in 2018 and 4.12% in 2017	3,326	5,247
Barton Creek Village term loan,
average interest rate of 4.19% in 2018 and 2017	3,284	3,375
Total debt[a]	$295,531	$221,470
a. Includes net reductions for unamortized debt issuance costs of $2.8 million at December 31, 2018, and $2.1 million at December 31, 2017.

Goldman Sachs loan. In 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Goldman Sachs loan) with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Stratus used the proceeds from the Goldman Sachs loan to fully repay its existing obligations under Stratus’ term loan with Bank of America, N.A. and the $20.0 million Comerica Bank term loan included as part of the Comerica Bank credit facility.

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

Lakeway construction loan. In 2014, a Stratus subsidiary entered into a $62.9 million construction loan agreement with PlainsCapital Bank (the Lakeway construction loan) to fund the construction, development and leasing of The Oaks at Lakeway in Lakeway, Texas. In February 2017, Stratus repaid the Lakeway construction loan with proceeds from the sale of The Oaks at Lakeway (see Note 10). In connection with prepayment of the Lakeway construction loan, Stratus recorded a loss on early extinguishment of debt totaling $0.5 million in 2017.

Comerica Bank credit facility.  On June 29, 2018, Stratus entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus’ Comerica Bank credit facility, which was scheduled to mature on November 30, 2018. The new loan agreement provides for (1) an increase in the revolving credit facility from $45.0 million to $60.0 million, (2) a $7.5 million sublimit for letters of credit issuance and (3) an extension of the maturity date from November 30, 2018, to June 29, 2020. Advances under the credit facility bear interest at the annual LIBOR plus 4.0 percent. The Comerica Bank credit facility is secured by substantially all of Stratus’ assets, except for properties that are encumbered by separate debt financing. The loan agreement contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintains a net asset value, as defined in the agreement, of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent. As of December 31, 2018, Stratus had $7.6 million available under its $60.0 million Comerica Bank revolving line of credit, with $2.2 million of letters of credit committed against the credit facility.

Santal construction loans. In 2015, a Stratus subsidiary entered into a $34.1 million construction loan with Comerica Bank (Santal Phase I construction loan) to fund the development and construction of Santal Phase I, a 236-unit, garden-style, multi-family development in Section N of Barton Creek, which was completed in August 2016. On September 11, 2017, the same Stratus subsidiary entered into an amended and restated construction loan agreement with Comerica Bank to increase the original commitment to $59.2 million, which includes $32.8 million for the Santal Phase I construction loan and $26.4 million to finance the construction of Santal Phase II, a 212-unit garden style, multi-family, development located adjacent to Santal Phase I (Santal Phase II construction loan). Both the Santal Phase I and the Santal Phase II construction loans have a maturity date of September 11, 2020. As of December 31, 2018, $32.8 million was drawn on the Santal Phase I construction loan and $20.1 million was drawn on the Santal Phase II construction loan. The interest rates applicable to the construction loans are LIBOR plus 2.5 percent for Santal Phase I and LIBOR plus 3.0 percent for Santal Phase II. Payments of interest only on each loan are due monthly. Outstanding amounts are secured by Santal Phase I and Phase II and all subsequent improvements, including all leases and rents associated with the developments as well as related permits and other entitlements. The loan agreements and related documents contain affirmative and negative covenants usual and customary for loan agreements of this nature. Stratus may extend the maturity of each loan for up to two additional 12-month periods subject to satisfaction of certain conditions, including a debt service coverage ratio of at least 1.10 to 1.00 on the date immediately preceding the commencement of the first extension period and 1.20 to 1.00 on the date immediately preceding the commencement of the second extension period. The Santal Phase I and Phase II construction loans contain a covenant requirement that Stratus maintain a minimum total stockholders’ equity balance of $110.0 million.

Lantana Place construction loan. On April 28, 2017, a Stratus subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place, a 320,000-square-foot, mixed-use development project in southwest Austin, Texas. Construction of the 99,379-square-foot first phase of Lantana Place was completed during third-quarter 2018 and leasing for the retail space is ongoing. As of December 31, 2018, $18.7 million was drawn on the Lantana Place construction loan. Interest is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only are due monthly, through November 1, 2020. The principal balance outstanding after November 1, 2020, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before April 28, 2023, and can be prepaid without penalty. Outstanding amounts are secured by the Lantana Place project and all subsequent improvements, including all leases and rents associated with the development. The loan agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including but not limited to, a requirement that Stratus maintains a net asset value, as defined in the agreement, of $125 million and a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 beginning on December 31, 2019. Stratus will guarantee outstanding amounts under the loan until the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

Jones Crossing construction loan. On September 1, 2017, a Stratus subsidiary entered into a $36.8 million construction loan with Southside Bank (the Jones Crossing construction loan) to finance construction of Phases 1 and 2, the retail component, of Stratus’ Jones Crossing project, an HEB-anchored, mixed use development in College Station, Texas. Construction of the first phase of the retail component of Jones Crossing was completed during third-quarter 2018. The HEB store opened in September 2018, as scheduled. As of December 31, 2018, $12.1 million was drawn on the Jones Crossing construction loan. Interest is variable at one-month LIBOR plus 3.75 percent, subject to a minimum interest rate of 4.0 percent. Payments of interest only are due monthly through March 1, 2021. The principal balance of the loan outstanding after March 1, 2021, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before September 1, 2023. The loan is secured by the Jones Crossing project and all subsequent improvements, including all leases and rents associated with the development as well as related permits and other entitlements. The loan agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a requirement that Stratus maintains a net asset value, as defined in the agreement, of $125 million and a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 beginning on March 31, 2020. Outstanding amounts under the loan are guaranteed by Stratus until Phases 1 and 2 of the Jones Crossing development are completed and the development is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter.

West Killeen Market construction loan. In 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) for the construction of the West Killeen Market project. Interest on the loan is variable at one-month LIBOR plus 2.75 percent, with a minimum interest rate of 3.0 percent. Payments of interest only are being made monthly during the initial 42 months of the 72-month term, followed by 30 months of monthly principal and interest payments based on a 30-year amortization. Borrowings on the West Killeen Market loan are secured by assets at Stratus’ West Killeen Market retail project in Killeen, Texas, and are guaranteed by Stratus until construction is completed and certain customary debt service coverage ratios are met. The loan agreement contains customary financial covenants including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $110.0 million and a debt service coverage ratio of at least 1.35 to 1.00.

Kingwood Place construction loan. On December 6, 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank (the Kingwood Place construction loan), which superseded and replaced a land acquisition loan agreement obtained from Comerica Bank on August 6, 2018, and provides for a loan in the amount of approximately $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place. The total loan of $32.9 million includes the original commitment of $6.75 million used to purchase a 54-acre tract of land located in Kingwood, Texas, and an additional $26.1 million for the future development of Kingwood Place. The remaining 30 percent of the project’s cost (totaling approximately $15 million) is being funded by borrower equity, contributed by Stratus and private equity investors. The development plan for Kingwood Place includes a 103,000-square-foot HEB store, 41,000 square feet of retail space, 6 retail pads, and an 11-acre parcel planned for approximately 300 multi-family units. The loan has a maturity date of December 6, 2022, with the possibility of two 12-month extensions if certain debt service coverage ratios are met. The loan bears interest at LIBOR plus 2.5 percent. Borrowings on the Kingwood Place construction loan are secured by the Kingwood project, and are guaranteed by Stratus. The loan agreement contains the same financial covenants in place on Stratus’ Comerica Bank Credit Facility, including a requirement that Stratus maintains a net asset value of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent.

Amarra Villas credit facility. In 2016, a Stratus subsidiary entered into the Amarra Villas credit facility. The Amarra Villas credit facility matures on July 12, 2019, and is secured by assets at Stratus’ Villas at Amarra Drive townhome project. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility is guaranteed by Stratus and contains financial covenants including a requirement that Stratus maintain a minimum total stockholders’ equity balance of $110.0 million. Principal paydowns occur as townhomes are sold, and additional amounts are borrowed as additional townhomes are constructed.

Barton Creek Village term loan. In 2014, a Stratus subsidiary entered into a $6.0 million term loan agreement with PlainsCapital Bank (the Barton Creek Village term loan), that matures on June 27, 2024. The interest rate is fixed at 4.19 percent and payments of principal and interest are due monthly. The Barton Creek Village term loan is secured by assets at Stratus’ Barton Creek Village project. In February 2017, in connection with the sale of a portion of the property, Stratus prepaid $2.1 million of this loan. The Barton Creek Village term loan includes a requirement that the subsidiary maintain a minimum debt service coverage ratio, as defined in the agreement, of 1.35 to 1.00. As of December 31, 2018, the subsidiary's minimum debt service coverage ratio calculated in accordance with the Barton Creek Village term loan agreement was 1.29 to 1.00, and it was not in compliance with this requirement. PlainsCapital Bank waived the subsidiary's obligation to comply with the minimum debt service coverage ratio from December 31, 2018, through September 30, 2019.

The Saint Mary construction loan. On June 19, 2018, Stratus entered into a $26.0 million construction loan with Texas Capital Bank (The Saint Mary construction loan) to finance the initial phase of The Saint Mary. Stratus will fully guarantee The Saint Mary construction loan. The repayment guarantee will be reduced to 50 percent upon issuance of a certificate of occupancy for The Saint Mary and will be eliminated when the project debt service coverage ratio equals or exceeds 1.25 to 1.00. Interest is variable at the one-month LIBOR plus 3.0 percent. Payments of interest only will be due monthly, and outstanding principal is payable at maturity of June 19, 2021. Outstanding amounts will be secured by The Saint Mary and all subsequent improvements. The loan agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature. Stratus may extend the maturity of this loan for up to two additional 12-month periods if certain conditions are met, including debt service coverage ratio thresholds. As of December 31, 2018, no amounts were drawn on The Saint Mary construction loan.

Maturities. The following table summarizes Stratus’ debt maturities based on the principal amounts outstanding as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Goldman Sachs loan	$2,207	$2,313	$2,470	$2,613	$2,765	$131,871	$144,239
Comerica Bank credit facility	—	50,221	—	—	—	—	50,221
Santal Phase I construction loan[a]	—	32,790	—	—	—	—	32,790
Santal Phase II construction loan[a]	—	20,119	—	—	—	—	20,119
Lantana Place construction loan	—	22	258	272	18,110	—	18,662
Jones Crossing construction loan	—	—	110	157	11,863	—	12,130
West Killeen Market construction loan	—	78	97	6,591	—	—	6,766
Kingwood Place construction loan[a]	—	—	—	6,750	—	—	6,750
Amarra Villas credit facility	3,358	—	—	—	—	—	3,358
Barton Creek Village term loan	103	106	112	117	121	2,766	3,325
Total	$5,668	$105,649	$3,047	$16,500	$32,859	$134,637	$298,360

a.	Stratus has the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.

NOTE 6. INCOME TAXES
Stratus’ benefit from (provision for) income taxes consists of the following (in thousands):

	Years Ended December 31,
	2018	2017
Current	$(68)	$(7,998)
Deferred	373	(5,906)
Benefit from (provision for) income taxes	$305	$(13,904)

The components of deferred income taxes follow (in thousands):

	December 31,
	2018	2017
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$9,838	$10,179
Employee benefit accruals	373	464
Accrued liabilities	58	53
Deferred income	21	81
Charitable contribution carryforward	78	—
Other assets	800	711
Net operating loss credit carryforwards	1,181	5
Other liabilities	(515)	(32)
Deferred tax assets, net	$11,834	$11,461

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The realization of the deferred tax assets recorded as of December 31, 2018, and December 31, 2017, is primarily dependent upon Stratus’ ability to generate future taxable income.

A reconciliation of the U.S. federal statutory tax rate to Stratus’ effective income tax rate for the years ended December 31 follows (dollars in thousands):

	Years Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Income tax benefit (expense) computed at the
federal statutory income tax rate	$901	21%	$(6,220)	(35)%
Adjustments attributable to:
Change in statutory rate	19	—	(7,580)	(42)
Executive compensation limitation	(444)	(10)	—	—
State taxes and other, net	(171)	(4)	(104)	(1)
Benefit from (provision for) income taxes	$305	7%	$(13,904)	(78)%

Stratus paid federal income taxes and state margin taxes totaling $2.0 million in 2018 and $6.9 million in 2017. Stratus received income tax refunds of $0.3 million in 2018 and $2.3 million in 2017.

Uncertain Tax Positions. During the two years ended December 31, 2018, Stratus recorded unrecognized tax benefits related to state margin tax filing positions and federal examinations. A summary of the changes in unrecognized tax benefits follows (in thousands):

	Years Ended December 31,
	2018	2017
Balance at January 1	$507	$773
Additions for tax positions related to prior years	178	—
Subtractions for tax positions related to prior years	(371)	(266)
Balance at December 31	$314	$507

As of December 31, 2018, Stratus had $0.3 million of unrecognized tax benefits that if recognized would affect its annual effective tax rate. During 2019, approximately $0.3 million of unrecognized tax benefits could be recognized as a result of the expiration of statutes of limitations and completion of federal and state examinations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive (loss) income. As of December 31, 2018, less than $0.1 million of interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2014, and state margin tax examinations for the years prior to 2013. Currently, Stratus is under examination by the Internal Revenue Service for tax years 2015 to 2017 and under examination by the Texas Comptroller for tax years 2014 to 2017.

Tax Reform. The Tax Cuts and Jobs Act (the Act) enacted on December 22, 2017, included significant changes to the then-existing U.S. Internal Revenue Code of 1986, as amended (the Code). The Act reduced the corporate income tax rate to 21 percent, eliminated the corporate alternative minimum tax, allowed for immediate expensing of capital investments, and limited the deduction of interest expense and executive compensation.

Reduction in Corporate Income Tax Rate. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent. While applicable for years after December 31, 2017, existing income tax accounting guidance requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Stratus recognized this change in the federal statutory rate and recorded a tax benefit of approximately $19 thousand in fourth-quarter 2018 and a tax provision of $7.6 million in fourth-quarter 2017, to reflect the impact on its deferred tax assets.

Executive Compensation Limitation. For tax years beginning after December 31, 2017, tax deductible compensation of covered employees is limited to $1.0 million. In addition, the definition of covered employees is revised to include the principal executive officer, the principal financial officer, and the three other highest paid officers. If an individual is a covered employee for a tax year beginning after December 31, 2016, the individual remains a covered employee for all future years. Under a transition rule, the changes do not apply to any remuneration under specified contracts in effect on November 2, 2017. During fourth-quarter 2018, Stratus recognized a $0.2 million tax charge related to the executive compensation limitation associated with the Act.

NOTE 7. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS
Equity
Dividends. Stratus’ Comerica Bank credit facility requires the bank’s prior written consent to pay a dividend on Stratus’ common stock. On March 15, 2017, the Board of Directors (the Board), after receiving written consent from Comerica Bank, declared a special cash dividend of $1.00 per share ($8.1 million), which was paid on April 18, 2017, to stockholders of record on March 31, 2017. The special cash dividend was declared after the Board’s consideration of the results of the sale of The Oaks at Lakeway. Comerica Bank’s consent to the payment of this special dividend is not indicative of the bank’s willingness to consent to the payment of future dividends. The declaration of future dividends is at the discretion of the Board, subject to the restrictions under Stratus’ Comerica Bank credit facility, and will depend on Stratus’ financial results, cash requirements, projected compliance with covenants in its debt agreements, outlook and other factors deemed relevant by the Board.

Share Purchase Program.  In November 2013, Stratus’ Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2018 or 2017. As of December 31, 2018, 991,695 shares remained available under this program.

Stock-based Compensation
Stock Award Plans.  Stratus currently has four stock-based compensation plans, all of which have awards available for grant. In 2017, Stratus’ stockholders approved the 2017 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 180,000 shares of Stratus common stock. Stratus’ 2013 and 2010 Stock Incentive Plans provide for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 180,000 shares and 140,000 shares, respectively, of Stratus common stock. The 2017, 2013 and 2010 plans permit awards to Stratus employees, non-employee directors and consultants. Stratus’ 1996 Stock Option plan for Non-Employee Directors provides for the issuance of stock options only to Stratus' non-employee directors. Stratus common stock issued upon option exercises or RSU vestings represents newly issued shares of common stock. Awards with respect to 180,000 shares under the 2017 Stock Incentive Plan, 2,200 shares under the 2013 Stock Incentive Plan, 4,375 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2018.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for RSUs, the only awards granted over the last several years, totaled $0.8 million for each of 2018 and 2017. Stock-based compensation costs are capitalized when appropriate. Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

RSUs.  RSUs granted under the plans provide for the issuance of common stock to non-employee directors and certain officers of Stratus at no cost to the directors and officers. The RSUs are converted into shares of Stratus common stock ratably and generally vest in one-quarter increments over the four years following the grant date. For officers, the awards will fully vest upon retirement, death and disability, and upon a qualifying termination of employment in connection with a change of control. For directors, the awards will fully vest upon a change of control and there will be a partial acceleration of vesting because of retirement, death and disability.

During 2016, Stratus’ executive officers were granted performance-based RSUs with a three-year performance period. The final number of shares to be issued to the executive officers will be determined based on achievement of certain performance targets. The total grant date target shares related to the performance-based RSU grants was 21,000, of which the executive officers can earn from 0 percent to 100 percent.

A summary of outstanding unvested RSUs, including performance-based RSUs, as of December 31, 2018, and activity during the year ended December 31, 2018, is presented below:

	Number of RSUs	Aggregate Intrinsic Value ($000)
Balance at January 1	99,200
Granted	23,600
Vested	(56,050)
Balance at December 31	66,750	$990

The total fair value of RSUs granted was $0.7 million for each of 2018 and 2017. The total intrinsic value of RSUs vested was $1.1 million during 2018 and $0.6 million during 2017. As of December 31, 2018, Stratus had $1.3 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.3 years.

Stock Options.  Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. Stratus has not granted stock options since 2011. A summary of stock options outstanding as of December 31, 2018, and changes during the year ended December 31, 2018, follows:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Balance at January 1	12,500	$16.64
Exercised	(2,500)	29.03
Expired	(2,500)	29.03
Balance at December 31	7,500	8.37	1.7	$117
Vested and exercisable at December 31	7,500	8.37	1.7	$117

The intrinsic value of options exercised totaled $3 thousand during 2018 and $142 thousand during 2017.

The following table includes amounts related to vesting of RSUs and exercises of stock options (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2018	2017
Stratus shares tendered to pay the exercise
price and/or the minimum required taxes[a]	6,682	11,888
Cash received from stock option exercises	$73	$63
Amounts Stratus paid for employee taxes	$204	$297

a.
Under terms of the related plans and agreements, upon vesting of RSUs and exercise of stock options, employees may tender shares of Stratus common stock to Stratus to pay the exercise price and/or the minimum required taxes.

Employee Benefits
Stratus maintains 401(k) defined contribution plans subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plans provide for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plans also provide for discretionary contributions. Stratus’ contributions to the 401(k) plans totaled $0.6 million in 2018 and $0.5 million in 2017.

Profit Participation Plan. On July 11, 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Under the Plan, 25 percent of the profit for each approved project following a capital transaction (each as defined in the Plan) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonuses under the Plan are payable in cash prior to March 15th of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the Plan are limited to no more than four times the executive officer’s base salary, and any amounts due under the Plan in excess of that amount will be converted to an equivalent number of stock-settled restricted stock units with a one-year vesting period.

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

On August 2, 2018, the Committee designated seven existing development projects as approved projects under the Plan, and allocated participation interests in profit pools of each approved project to certain officers, employees and consultants. Stratus determined that the fair value of the awards at December 31, 2018, was approximately $8 million of which approximately $3 million will be capitalized to the related projects and the balance will be charged to expense on a straight-line basis over the estimated service period.

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus' equity and preferred return including costs to complete for projects under development. The primary Level 3 fair value assumptions used at December 31, 2018, were projected cash flows, estimated capitalization rates ranging from 5.0 percent to 7.1 percent, projected service periods for each project ranging from 2.2 years to 4.6 years, and estimated transaction costs of approximately 1.4 percent to 4.0 percent.

For the period August 2, 2018, to December 31, 2018, Stratus accrued $0.3 million to project cost and $0.5 million in general and administrative expense related to the Plan. Estimates related to the Plan may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. As of December 31, 2018, no amounts had been paid to participants under the Plan.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $36.9 million at December 31, 2018. These commitments primarily included contracts for construction of The Saint Mary, Kingwood Place and Santal Phase II projects.

Letters of Credit.  As of December 31, 2018, Stratus had letters of credit committed totaling $2.2 million under its credit facility with Comerica Bank (see Note 5).

Jones Crossing Ground Lease. In September 2017, a Stratus subsidiary entered into a 99-year ground lease for approximately 72 acres of land in College Station, Texas. Stratus began construction of the Jones Crossing Project in September 2017. The annual contractual payments under this noncancelable long-term operating lease total less than $0.1 million for 2021, $0.4 million for 2022, $0.5 million for 2023 and $110.5 million thereafter.

Rental Income.  As of December 31, 2018, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases which extend through 2039, totaled $5.7 million in 2019, $5.8 million in 2020, $5.8 million in 2021, $5.6 million in 2022, $5.4 million in 2023 and $46.6 million thereafter.

Other Operating Leases.  As of December 31, 2018, Stratus’ minimum annual contractual payments under its noncancelable long-term operating leases excluding the Jones Crossing ground lease discussed above, totaled $0.2 million for 2019, $0.2 million for 2020 and less than $0.1 million for both 2021 and 2022. Total expense under Stratus’ operating leases totaled $0.2 million for 2018 and $0.1 million for 2017.

HEB Profit Participation. HEB has profit participation rights in the Jones Crossing, Kingwood, Lakeway and New Caney projects. HEB is entitled to 10 percent of any cash flow from operations or profit from the sale of these properties after Stratus receives a return of its equity plus a preferred return of 10 percent. Stratus may enter into similar profit participation agreements for future projects.

New Caney Partnership. In October 2018, Stratus, in partnership with HEB, purchased a tract of land for approximately $9.5 million in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Stratus committed to acquiring HEB's interest in the partnership upon finalization of the lease for the HEB grocery store. In March 2019, the lease was executed and Stratus acquired HEB’s interests for approximately $5 million, which was funded with loan proceeds from Texas Capital Bank.

Circle C Settlement.  In 2002, the city of Austin (the City) granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The City also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2018, Stratus had permanently used $12.7 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.5 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2018. Available credit bank capacity was $2.7 million at December 31, 2018.

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

NOTE 9. BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which include its properties in Austin, Texas (the Barton Creek community, including a portion of Santal Phase II still under development; the Circle C community, including The Saint Mary; the Lantana community, including a portion of Lantana Place still under development; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing still under development); and in Magnolia, Texas (Magnolia), Kingwood, Texas (Kingwood Place) and New Caney, Texas, located in the greater Houston area.

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, Barton Creek Village, Santal Phase I, West Killeen Market in Killeen, Texas, and completed portions of the Santal Phase II, Lantana Place and Jones Crossing projects.

The Hotel segment includes the W Austin Hotel located at the W Austin Hotel & Residences in downtown Austin, Texas.

The Entertainment segment includes ACL Live, a live music and entertainment venue, and 3TEN ACL Live, both located at the W Austin Hotel & Residences. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, the longest running music series in American television history.

Stratus uses operating income or loss to measure the performance of each segment. General and administrative expenses, which primarily consist of employee salaries, wages and other costs, are managed on a consolidated basis and are not allocated to Stratus’ operating segments. The following segment information reflects management determinations that may not be indicative of what the actual financial performance of each segment would be if it were an independent entity.

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers for the years ended December 31, follow (in thousands):

	Year Ended December 31,
	2018	2017
Real Estate Operations:
Developed property sales	$16,509	$10,286
Undeveloped property sales	—	544
Commissions and other	291	171
	16,800	11,001
Leasing Operations:
Rental revenue	10,389	7,981
	10,389	7,981
Hotel:
Rooms, food and beverage	35,357	35,910
Other	2,548	2,450
	37,905	38,360
Entertainment:
Event revenue	19,844	20,358
Other	2,662	2,640
	22,506	22,998

Total Revenues from Contracts with Unaffiliated Customers	$87,600	$80,340

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]		Leasing Operations	Hotel	Entertainment	Eliminations and Other[b]	Total
Year Ended December 31, 2018:
Revenues:
Unaffiliated customers	$16,800		$10,389	$37,905	$22,506	$—	$87,600
Intersegment	31		930	317	185	(1,463)	—
Cost of sales, excluding depreciation	15,276	[c]	5,088	28,312	17,702	(796)	65,582
Depreciation	250		3,334	3,562	1,563	(138)	8,571
General and administrative expenses	—		—	—	—	11,274	11,274
Operating income (loss)	$1,305		$2,897	$6,348	$3,426	$(11,803)	$2,173
Capital expenditures and purchases and development of real estate properties	$43,660		$60,759	$775	$398	$—	$105,592
Total assets at December 31, 2018	177,617		175,889	100,248	35,899	6,840	496,493

Year Ended December 31, 2017:
Revenues:
Unaffiliated customers	$11,001	$7,981		$38,360	$22,998	$—	$80,340
Intersegment	143	875		321	234	(1,573)	—
Cost of sales, excluding depreciation	10,377	4,829		28,584	17,719	(735)	60,774
Depreciation	232	2,693		3,544	1,523	(139)	7,853
General and administrative expenses	—	—		—	—	11,401	11,401
Profit participation	—	2,538		—	—	—	2,538
Loss (gain) on sales of assets	13	(25,421)	[d]	—	(55)	—	(25,463)
Operating income (loss)	$522	$24,217		$6,553	$4,045	$(12,100)	$23,237
Capital expenditures and purchases and development of real estate properties	$14,395	$33,290		$506	$283	$—	$48,474
Total assets at December 31, 2017	189,832	71,851		102,491	35,446	6,373	405,993

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years’ assessments of properties in Barton Creek.

d.	Includes $24.3 million associated with recognition of the majority of the gain on the sale of The Oaks at Lakeway (see Note 10).

NOTE 10. ASSET SALES
The Oaks at Lakeway. On February 15, 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. Net cash proceeds were $50.8 million after repayment of the Lakeway construction loan (see Note 5). Stratus used a portion of these net cash proceeds to pay indebtedness outstanding under the Comerica Bank credit facility. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus’ master lease payment obligations. Stratus’ master lease payment obligation, which currently approximates $150 thousand per month, is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

Stratus agreed to guarantee the obligations of its selling subsidiary under the sales agreement, up to a liability cap of two percent of the purchase price. This cap does not apply to Stratus’ obligation to satisfy the selling subsidiary’s indemnity obligations for its broker commissions or similar compensation or Stratus’ liability in guaranteeing the selling subsidiary’s obligations under the master leases. To secure its obligations under the master leases, Stratus has provided a $1.5 million irrevocable letter of credit with a three-year term.

At the date of sale, Stratus allocated the purchase price for The Oaks at Lakeway between two performance obligations based on the relative fair values of each. The first performance obligation, to deliver the completed and leased portion of the property, was performed on the date of sale. The second performance obligation was to complete construction of the remaining buildings and leasing of the vacant space. The obligations under master leases were considered variable consideration and are recorded as reductions to the contract liability. The hotel pad was leased to a hotel operator under a ground lease at the date of sale; however, the hotel tenant had not commenced rent payments or construction of the hotel at that time. At the date of the sale, primarily because of the uncertainty related to the hotel tenant’s performance under its ground lease, the probability-weighted estimate of the obligations under the master leases reduced the sale consideration such that no gain was recognized on the sale.

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017. A contract liability of $9.3 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2018, compared with $11.3 million at December 31, 2017. The reduction in the deferred gain balance primarily reflects master lease payments. The contract liability, as reduced by future master lease payments, will be recognized as additional gain as Stratus fulfills the remaining performance obligation.

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

NOTE 11. SUBSEQUENT EVENTS
In January 2019, Circle C Land, L.P., a wholly owned subsidiary of Stratus, completed the sale of a CVS store ground lease for a subdivided retail pad located in the Circle C community for $3.2 million. Stratus used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility.

In February 2019, a MUD bond issue closed and Stratus received $4.6 million in March 2019.

Stratus evaluated events after December 31, 2018, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of BKM Sowan Horan, LLP are included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

On March 12, 2019, our board of directors approved a new Severance and Change of Control Agreement (collectively, the “Agreements”) with each of William H. Armstrong III, Chairman of the Board, President and Chief Executive Officer, and Erin D. Pickens, Senior Vice President and Chief Financial Officer (collectively, the “Executives”). The Agreements take effect April 1, 2019, following the expiration of the current severance and change of control agreements entered into between Stratus and the Executives dated April 1, 2016, which agreements expire on March 31, 2019. The Agreements shall continue in effect through March 31, 2022 and are materially consistent with the terms of the prior agreements, entitling the Executives to receive benefits in the event of a termination of employment under certain circumstances prior to or following a change of control of Stratus during the term of the Agreements.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Executive Officers of the Registrant” in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2019 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1).	Financial Statements.

The consolidated statements of comprehensive (loss) income, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).	Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.3	Specimen Common Stock Certificate		8-A/A	000-19989	8/26/2010

10.1	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.2	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.3	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	001-37716	3/15/2016

10.4	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.5	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.6	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.7
First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.
			10-K	000-19989	3/16/2015

10.8	Construction Loan Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed

10.9	Promissory Note by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.10	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.11	Amended and Restated Construction Loan Agreement by and between Santal I, L.L.C., as borrower, and Comerica Bank, as lender, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.12	Amended and Restated Installment Note by and between Santal I, L.L.C. and Comerica Bank, dated September 11, 2017.		8-K	001-37716	9/14/2017
10.13	Installment Note by and between Santal I, L.L.C. and Comerica Bank, dated September 11, 2017.		8-K	001-37716	9/14/2017

10.14	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

10.15	Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank dated December 6, 2018.		8-K	001-37716	12/12/2018

10.16	Amended and Restated Limited Partnership Agreement of The Saint Mary, L.P. entered into by and among The Saint Mary GP, L.L.C., Circle C Land, L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.17
Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	8/9/2018

10.18	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood, L.P.	X

10.19
Board Representation and Standstill Agreement dated as of January 11, 2017 by and among Stratus Properties Inc., Oasis Management Company Ltd., Oasis Investments II Master Fund Ltd. and Oasis Capital Partners (Texas) Inc.
			8-K	001-37716	1/11/2017

10.20*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.21*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.22*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.23*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.24*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.25*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. Stock Incentive Plan for Non-Employee Director Grants (adopted August 2014).		10-K	000-19989	3/16/2015

10.26*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.27*	Form of Performance-Based Restricted Stock Unit Agreement under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.28*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.29*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.30*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.31*	Stratus Properties Inc. Director Compensation.		10-K	001-37716	3/16/2018

10.32*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.33*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.34*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2019.	X

10.35*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2019.	X

10.36*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.	X

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

STRATUS PROPERTIES INC.

By:      /s/ William H. Armstrong III_______
William H. Armstrong III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 18, 2019.

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