Form 10-Q
period 2019-03-31
STRATUS PROPERTIES INC
filed 2019-05-10
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STRS	The NASDAQ Stock Market
On April 30, 2019, there were issued and outstanding 8,176,685 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$19,048	$19,004
Restricted cash	14,981	19,915
Real estate held for sale	17,523	16,396
Real estate under development	148,618	136,678
Land available for development	24,874	24,054
Real estate held for investment, net	265,816	253,074
Lease right-of-use assets	11,854	—
Deferred tax assets	11,543	11,834
Other assets	14,526	15,538
Total assets	$528,783	$496,493

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$23,943	$20,602
Accrued liabilities, including taxes	7,145	11,914
Debt	320,909	295,531
Lease liabilities	12,258	—
Deferred gain	8,984	9,270
Other liabilities	12,552	12,525
Total liabilities	385,791	349,842

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,424	186,256
Accumulated deficit	(40,241)	(41,103)
Common stock held in treasury	(21,360)	(21,260)
Total stockholders’ equity	124,916	123,986
Noncontrolling interests in subsidiaries	18,076	22,665
Total equity	142,992	146,651
Total liabilities and equity	$528,783	$496,493

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Real estate operations	$2,948	$1,194
Leasing operations	3,629	2,004
Hotel	8,325	9,322
Entertainment	4,796	5,245
Total revenues	19,698	17,765
Cost of sales:
Real estate operations	46	1,566
Leasing operations	2,139	1,182
Hotel	6,675	7,029
Entertainment	3,479	3,968
Depreciation	2,630	1,942
Total cost of sales	14,969	15,687
General and administrative expenses	3,199	2,981
Gain on sale of assets	(2,113)	—
Total	16,055	18,668
Operating income (loss)	3,643	(903)
Interest expense, net	(2,572)	(1,559)
(Loss) gain on interest rate derivative instruments	(59)	178
Loss on early extinguishment of debt	(16)	—
Other income, net	299	11
Income (loss) before income taxes and equity in unconsolidated affiliates' loss	1,295	(2,273)
Equity in unconsolidated affiliates' loss	—	(3)
(Provision for) benefit from income taxes	(433)	406
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$862	$(1,870)

Net income (loss) per share attributable to common stockholders
Basic	$0.11	$(0.23)
Diluted	$0.10	$(0.23)

Weighted average common shares outstanding:
Basic	8,167	8,137
Diluted	8,213	8,137

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$862	$(1,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,630	1,942
Cost of real estate sold	1,931	403
Gain on sale of assets	(2,113)	—
Loss (gain) on interest rate derivative contracts	59	(178)
Loss on early extinguishment of debt	16	—
Debt issuance cost amortization and stock-based compensation	296	412
Equity in unconsolidated affiliates' loss	—	3
Increase in deposits	108	205
Deferred income taxes	291	(504)
Purchases and development of real estate properties	(3,298)	(3,612)
Municipal utility district reimbursements applied to real estate under development	920	—
Increase in other assets	(928)	(822)
Decrease in accounts payable, accrued liabilities and other	(83)	(4,963)
Net cash provided by (used in) operating activities	691	(8,984)

Cash flow from investing activities:
Capital expenditures	(29,443)	(24,376)
Proceeds from sale of assets	3,170	—
Payments on master lease obligations	(306)	(388)
Purchase of noncontrolling interest in consolidated subsidiary	(4,589)	—
Other, net	—	(30)
Net cash used in investing activities	(31,168)	(24,794)

Cash flow from financing activities:
Borrowings from credit facility	12,086	16,300
Payments on credit facility	(12,911)	(1,075)
Borrowings from project loans	30,744	13,164
Payments on project and term loans	(4,006)	(563)
Cash dividend paid for stock-based awards	(17)	—
Stock-based awards net payments	(100)	(203)
Financing costs	(209)	—
Net cash provided by financing activities	25,587	27,623
Net decrease in cash, cash equivalents and restricted cash	(4,890)	(6,155)
Cash, cash equivalents and restricted cash at beginning of year	38,919	39,390
Cash, cash equivalents and restricted cash at end of period	$34,029	$33,235

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	168	—	—	—	168	—	168
Tender of shares for stock-based awards	—	—	—	—	4	(100)	(100)	—	(100)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	(4,589)	(4,589)
Total comprehensive income	—	—	—	862	—	—	862	—	862
Balance at March 31, 2019	9,305	$93	$186,424	$(40,241)	1,128	$(21,360)	$124,916	$18,076	$142,992

Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Issued stock-based awards	27	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	197	—	—	—	197	—	197
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Total comprehensive loss	—	—	—	(1,870)	—	—	(1,870)	—	(1,870)
Balance at March 31, 2018	9,277	$93	$185,592	$(38,991)	1,124	$(21,260)	$125,434	$80	$125,514

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2018 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$862	$(1,870)

Basic weighted-average shares of common stock outstanding	8,167	8,137

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	46	—

Diluted weighted-average shares of common stock outstanding	8,213	8,137

Basic net income (loss) per share attributable to common stockholders	$0.11	$(0.23)

Diluted net income (loss) per share attributable to common stockholders	$0.10	$(0.23)

a.	Excludes 31 thousand shares of common stock for first-quarter 2019 and 107 thousand shares for first-quarter 2018 associated with RSUs and outstanding stock options that were anti-dilutive.

3.	RELATED PARTY TRANSACTIONS
The Saint Mary, L.P.
On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26 million construction loan with Texas Capital Bank, National Association and (2) an $8.0 million private placement. As one of the participants in the private placement offering, LCHM Holdings, LLC (LCHM), a related party as a result of its greater than 5 percent beneficial ownership of Stratus’ common stock, purchased limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. Refer to Note 2 of the Stratus 2018 Form 10-K for further discussion.

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new H-E-B, L.P. (HEB)-anchored mixed-use development project (Kingwood Place). As one of the participants in the private placement offering, LCHM purchased limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. Refer to Note 2 of the Stratus 2018 Form 10-K for further discussion.

Stratus performed evaluations and concluded that The Saint Mary, L.P. and the Kingwood, L.P. are variable interest entities and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of The Saint Mary, L.P. and the Kingwood, L.P. in accordance with applicable accounting guidance. Stratus’ consolidated balance sheets include the following combined assets and liabilities of The Saint Mary, L.P. and the Kingwood, L.P. (in thousands):

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$60	$1,939
Restricted cash	—	2,284
Real estate held under development	47,164	27,928
Other assets	1,004	792
Total assets	$48,228	$32,943
Liabilities:
Accounts payable and accrued liabilities	$11,640	$3,484
Debt	11,717	6,125
Total liabilities	$23,357	$9,609
Net assets	$24,871	$23,334

Other Transactions
Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for his general consulting services related to the entitlement and development of properties provided by the consultant and expense reimbursements during first-quarter 2019 approximated $27 thousand. Refer to Note 2 of the Stratus 2018 Form 10-K for further discussion.

4.	DISPOSITIONS
Circle C. On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus recorded a gain of $2.1 million and used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap agreement	$—	$—	$53	$53
Liabilities:
Debt	320,909	325,599	295,531	299,531
Interest rate swap agreement	6	6	—	—

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. The interest rate swap does not qualify for hedge accounting and changes in its fair value are recorded in the consolidated statements of comprehensive income (loss). Stratus evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy. The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month London Interbank Offered Rate (LIBOR). As of March 31, 2019, the agreement had a notional amount of $15.6 million, which amortizes to $14.8 million by the end of the agreement, and as of December 31, 2018, the agreement had a notional amount of $15.8 million.

6.	DEBT
The components of Stratus' debt are as follows (in thousands):

	March 31, 2019	December 31, 2018
Goldman Sachs loan	$142,718	$143,250
Comerica Bank credit facility	49,395	50,221
Santal Phase I construction loan	32,647	32,622
Santal Phase II construction loan	24,902	19,867
Lantana Place construction loan	19,232	18,416
Jones Crossing construction loan	18,873	11,784
West Killeen Market construction loan	6,976	6,636
Kingwood Place construction loan	6,240	6,125
Amarra Villas credit facility	6,289	3,326
The Saint Mary construction loan	5,477	—
New Caney land loan	4,900	—
Barton Creek Village term loan	3,260	3,284
Total debt[a]	$320,909	$295,531

a.	Includes net reductions for unamortized debt issuance costs of $3.4 million at March 31, 2019, and $2.8 million at December 31, 2018.

On January 17, 2019, Stratus repaid $2.5 million of the Comerica Bank credit facility with proceeds from the sale of a retail pad subject to a ground lease (see Note 4). As of March 31, 2019, Stratus had $8.4 million available under its $60.0 million Comerica Bank revolving line of credit, with $2.2 million of letters of credit committed against the credit facility.

On March 19, 2019, two Stratus subsidiaries entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility, which was scheduled to mature on July 12, 2019. The new loan agreement provides for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date to March 19, 2022. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility is guaranteed by Stratus and contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a debt-to-gross asset value of less than 50 percent. As of March 31, 2019, Stratus had $8.4 million available under its $15.0 million Amarra Villas revolving credit facility. As a result of entering into this new loan agreement, Stratus recognized a loss on early extinguishment of debt of $16 thousand in first-quarter 2019.

On March 8, 2019, a Stratus subsidiary entered into a $5.0 million land loan with Texas Capital Bank. Proceeds from the loan were used to fund the acquisition of HEB's portion of the New Caney partnership in which Stratus and HEB purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas. The loan matures on March 8, 2021, and may be extended for 12 months, subject to certain conditions. The loan bears interest at LIBOR plus 3.0 percent. Borrowings are secured by the New Caney land. The loan agreement contains customary financial covenants including a requirement that Stratus maintain a net asset value of $125 million.

For a description of Stratus' other debt, refer to Note 5 in the Stratus 2018 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.6 million in first-quarter 2019 and $3.4 million in first-quarter 2018. Stratus' capitalized interest costs totaled $2.1 million in first-quarter 2019 and $1.8 million in first-quarter 2018, primarily related to development activities at Barton Creek.

7.	PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Stratus Compensation Committee of the Board of Directors (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Refer to Note 7 of the Stratus 2018 Form 10-K for further discussion.

As of March 31, 2019, there were no significant changes to the Plan, the fair value of the awards or the assumptions used to determine the fair values of the awards at December 31, 2018. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

For the three months ended March 31, 2019, Stratus accrued $0.2 million to project development costs and $0.3 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $1.3 million at March 31, 2019, and $0.8 million at December 31, 2018 (included in other liabilities). As of March 31, 2019, no amounts had been paid to participants under the Plan.

8.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 6 in the Stratus 2018 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $11.5 million at March 31, 2019, and $11.8 million at December 31, 2018. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for first-quarter 2019 and first-quarter 2018, and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and permanent differences.

9.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community; the Circle C community, including The Saint Mary; the Lantana community, including a portion of Lantana Place still under development and vacant pad sites; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing still under development and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia), Kingwood, Texas (Kingwood Place) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, Barton Creek Village, Santal Phase I and Phase II, West Killeen Market in Killeen, Texas, and completed portions of the Lantana Place and Jones Crossing projects.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended March 31,
	2019	2018
Real Estate Operations:
Developed property sales	$2,834	$1,155
Commissions and other	114	39
	2,948	1,194
Leasing Operations:
Rental revenue	3,629	2,004
	3,629	2,004
Hotel:
Rooms, food and beverage	7,737	8,694
Other	588	628
	8,325	9,322
Entertainment:
Event revenue	4,224	4,649
Other	572	596
	4,796	5,245

Total Revenues from Contracts with Unaffiliated Customers	$19,698	$17,765

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]		Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended March 31, 2019:
Revenues:
Unaffiliated customers	$2,948		$3,629		$8,325	$4,796	$—	$19,698
Intersegment	5		230		47	29	(311)	—
Cost of sales, excluding depreciation	46	[c]	2,144		6,698	3,607	(156)	12,339
Depreciation	61		1,407		900	394	(132)	2,630
General and administrative expenses	—		—		—	—	3,199	3,199
Gain on sale of assets	—		(2,113)	[d]	—	—	—	(2,113)
Operating income (loss)	$2,846		$2,421		$774	$824	$(3,222)	$3,643
Capital expenditures and purchases and development of real estate properties	$3,298		$29,220		$98	$125	$—	$32,741
MUD reimbursements classified as a reduction of real estate under development[c]	920		—		—	—	—	920
Total assets at March 31, 2019	219,215		159,606		99,146	44,000	6,816	528,783

Three Months Ended March 31, 2018:
Revenues:
Unaffiliated customers	$1,194	$2,004	$9,322	$5,245	$—	$17,765
Intersegment	8	251	72	14	(345)	—
Cost of sales, excluding depreciation	1,566	1,190	7,038	4,136	(185)	13,745
Depreciation	61	633	895	388	(35)	1,942
General and administrative expenses	—	—	—	—	2,981	2,981
Operating (loss) income	$(425)	$432	$1,461	$735	$(3,106)	$(903)
Capital expenditures and purchases and development of real estate properties	$3,612	$23,799	$239	$338	$—	$27,988
Total assets at March 31, 2018	210,279	71,092	101,582	36,439	7,036	426,428

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.
Stratus received $4.6 million of bond proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheets, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statements of comprehensive income (loss). Refer to Note 1 of the Stratus 2018 Form 10-K for further discussion of Stratus' accounting policy for MUD reimbursements.

d.	Includes $2.1 million associated with the sale of a retail pad subject to a ground lease located in the Circle C community.

10.	NEW ACCOUNTING STANDARDS
Leases. Effective January 1, 2019, Stratus adopted an Accounting Standards Update (ASU) that requires lessees to recognize most leases on the balance sheet. Stratus elected the practical expedients allowing it to (i) apply the provisions of the updated lease guidance at the effective date, without adjusting the comparative periods presented, and (ii) not reassess lease contracts, lease classification and initial direct costs of leases existing at adoption. Stratus also elected an accounting policy to not recognize a lease asset and liability for leases with a term of 12 months or less and a purchase option that is not expected to be exercised.

Stratus' most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment under non-cancelable leases. All of Stratus' leases are considered operating leases under the new ASU. Adoption of this ASU resulted in the recognition of lease right-of-use assets of $11.9 million and lease liabilities of $12.0 million as of January 1, 2019.

Operating lease costs were $0.3 million in first-quarter 2019. Total lease costs were $0.4 million in first-quarter 2018.

During first-quarter 2019, Stratus paid $52 thousand for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of March 31, 2019, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent and the weighted-average remaining lease term was 94.0 years.

The future minimum payments for leases recorded on the consolidated balance sheet at March 31, 2019, follow (in thousands):

Remaining nine months of 2019	$173
2020	199
2021	145
2022	434
2023	497
Thereafter	110,548
Total payments	111,996
Present value adjustment	(99,738)
Present value of net minimum lease payments	$12,258

The adoption of this ASU did not materially impact Stratus' accounting for contracts in which it is the lessor. Refer to Note 8 of the Stratus 2018 Form 10-K for further disclosure of minimum rental income under non-cancelable long-term leases as of December 31, 2018.

11. SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2019, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.
We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area, and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. See Note 9 for further discussion of our operating segments.
BUSINESS STRATEGY

Our development portfolio consists of approximately 1,800 acres of commercial, multi-family and single-family residential projects under development or undeveloped and held for future use. Our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues are located in downtown Austin and are central to the city's world renowned, vibrant music scene.

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them profitably. Our development program of acquiring properties, securing and maintaining development entitlements, constructing and stabilizing the properties, and then preparing them for sale or refinancing is a key element of our strategy. We currently have projects in each of these stages as described below in “Development Activities - Current Residential Activities” and “Development Activities - Current Commercial Activities.”

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

Our development plans require significant capital, which we may pursue through joint ventures or other arrangements. Our business strategy requires us to rely on cash flow from operations and debt financing as our primary sources of funding for our liquidity needs. We have also, from time to time, relied on project-level equity financing of our subsidiaries. We have formed strategic relationships as part of our overall strategy for particular development projects and may enter into other similar arrangements in the future.

OVERVIEW

Our developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence already built on it or condominium units at the W Austin Residences. We may also sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business strategy.

In first-quarter 2019, our revenues totaled $19.7 million and our net income attributable to common stockholders totaled $0.9 million, compared with revenues of $17.8 million and a net loss attributable to common stockholders of $1.9 million for first-quarter 2018. The increase in revenues in first-quarter 2019, compared with first-quarter 2018, primarily reflects higher revenues from single-family residential property sales and increased revenues associated with execution of new leases for recently completed properties, partly offset by reduced hotel group business and entertainment event attendance.

We received $4.6 million of bond proceeds in first-quarter 2019 related to Travis County municipal utility district (MUD) reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, we recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheets, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statements of comprehensive income (loss). First-quarter 2019 also included a gain on the sale of assets totaling $2.1 million related to the sale of a retail pad subject to a ground lease located in the Circle C community.
At March 31, 2019, we had total debt of $320.9 million and consolidated cash of $19.0 million. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See “Capital Resources and Liquidity” below and “Risk Factors” included in Part 1, Item 1A. of our 2018 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Current Residential Activities.
We sold 2 Amarra Drive Phase III lots for $1.1 million in first-quarter 2019 under the contract discussed below, and as of March 31, 2019, 28 developed Amarra Drive Phase III lots and 9 developed Amarra Drive Phase II lots remained unsold.

In March 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 12 Amarra Drive Phase III lots to a homebuilder for a total of $9.5 million. In accordance with the amended contract, the parties are required to close on the sale of these lots ratably by March 31, 2020. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money. In first-quarter 2019, in accordance with the contract, we sold two Amarra Drive Phase III lots for $1.1 million as discussed above.

Subsequent to March 31, 2019, and through May 9, 2019, we sold two Amarra Drive Phase III lots for $1.0 million, one of which was subject to the contract discussed above. As of May 3, 2019, one Amarra Drive Phase III lot was under contract, in addition to the remaining seven Amarra Drive Phase III lots subject to the contract discussed above.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed site work in late 2015. Construction of the first five townhomes was completed during 2017 and an additional two townhomes were completed in 2018. We sold one townhome for $1.7 million in first-quarter 2019, and subsequent to March 31, 2019, and through May 9, 2019, we closed on the sale of the last completed townhome for $1.8 million. We expect to begin construction of the next five Amarra Villas townhomes in mid-2019.
As of March 31, 2019, Santal Phase I, a garden-style, multi-family project located in the upscale Barton Creek Community, was fully leased and stabilized. The first Santal Phase II units, located directly adjacent to the Phase I units, became available for occupancy in August 2018 and we completed construction of the remaining units during first-quarter 2019. As of March 31, 2019, 78 percent of the Phase II units were leased. We are actively exploring options to sell or refinance the combined 448-unit Santal property.
In June 2018, we obtained project financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C Community. The project is progressing ahead of schedule and on budget. The first units are scheduled to be delivered by the end of May 2019 and project completion is expected in fourth-quarter 2019.
For further discussion of our multi-family and single-family residential properties, see MD&A in our 2018 Form 10-K.

Current Commercial Activities.
Construction of Kingwood Place, an H-E-B, L.P. (HEB)-anchored, mixed-use development in Kingwood, Texas, is progressing on schedule and on budget. As of March 31, 2019, we had signed leases for 79 percent of the retail space, including the HEB grocery store. The HEB grocery store is currently anticipated to open in November 2019, and the first retail buildings are expected to be turned over to tenants to begin construction of their interior spaces in August 2019. See Note 3 for further discussion of project financing.

In March 2019, we finalized the lease for the HEB store at New Caney, an HEB-anchored, mixed-use development in New Caney, Texas, and acquired HEB's interests in the partnership for approximately $5 million. We currently do not anticipate commencing construction on the New Caney project prior to 2021. See Note 6 for further discussion of the land loan.

We currently plan to begin construction of the Magnolia project, an HEB-anchored retail project planned for 351,000 square feet of commercial space, in fourth-quarter 2019. The HEB grocery store is currently anticipated to open in October 2020.

Construction of the first phase of Lantana Place, a mixed-use real-estate project located in southwest Austin was completed in 2018. As of March 31, 2019, we had signed leases for 78 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Construction of the hotel is currently anticipated to begin in May 2019.

As of March 31, 2019, we had signed leases for 89 percent of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and 68 percent of the retail space at West Killeen Market, an HEB-anchored retail project located in Killeen, Texas.

For further discussion of our commercial properties, see MD&A in our 2018 Form 10-K.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures or other arrangements. As a result, and because of numerous other factors affecting our business activities as described herein and in our 2018 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs.
The following table summarizes our results (in thousands):

	Three Months Ended March 31,
	2019	2018
Operating income (loss):
Real estate operations	$2,846	$(425)
Leasing operations	2,421	432
Hotel	774	1,461
Entertainment	824	735
Corporate, eliminations and other	(3,222)	(3,106)
Operating income (loss)	$3,643	$(903)
Interest expense, net	$(2,572)	$(1,559)
Net income (loss) attributable to common stockholders	$862	$(1,870)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Developed property sales	$2,834	$1,155
Commissions and other	119	47
Total revenues	2,953	1,202
Cost of sales, including depreciation	107	1,627
Operating income (loss)	$2,846	$(425)

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Lots/Units	Revenues	Average Cost Per Lot	Lots/Units	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II	—	$—	$—	1	$605	$209
Phase III	2	1,149	226	1	550	236
Amarra Villas	1	1,685	1,588	—	—	—

Total Residential	3	$2,834		2	$1,155

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $0.1 million for first-quarter 2019, compared with $1.6 million for first-quarter 2018. The decrease in cost of sales in first-quarter 2019, compared with first-quarter 2018, primarily reflects $3.4 million in MUD reimbursements recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold. The decrease is partially offset by higher costs associated with the sale of one Amarra Villas townhome, which has a higher cost basis than the other properties sold.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental revenue	$3,859	$2,255
Rental cost of sales, excluding depreciation	2,144	1,190
Depreciation	1,407	633
Gain on sale of assets	(2,113)	—
Operating income	$2,421	$432
Rental Revenue.  Rental revenue primarily includes revenue from Santal Phase I and Phase II, the office and retail space at the W Austin Hotel & Residences, West Killeen Market, Lantana Place, Jones Crossing and Barton Creek Village. The increase in rental revenue in first-quarter 2019, compared with first-quarter 2018, primarily reflects the commencement of new leases at our recently completed properties, Lantana Place, Jones Crossing and Santal Phase II.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in first-quarter 2019, compared with first-quarter 2018, primarily as a result of the activity at Santal Phase I and Phase II, Lantana Place and Jones Crossing.

Gain on Sale of Assets. On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus recorded a gain of $2.1 million and used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended March 31,
	2019	2018
Hotel revenue	$8,372	$9,394
Hotel cost of sales, excluding depreciation	6,698	7,038
Depreciation	900	895
Operating income	$774	$1,461
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues decreased in first-quarter 2019, compared with first-quarter 2018, primarily as a result of reduced group business and lower food and beverage sales. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $238 for first-quarter 2019, compared with $262 for first-quarter 2018. While we remain positive on the long-term outlook of the W Austin Hotel based on continued population growth and increased tourism in the Austin market, a continued increase in competition resulting from the anticipated opening of additional hotel rooms in downtown Austin during the remainder of 2019 and 2020 may have an ongoing impact on our hotel revenues.
Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended March 31,
	2019	2018
Entertainment revenue	$4,825	$5,259
Entertainment cost of sales, excluding depreciation	3,607	4,136
Depreciation	394	388
Operating income	$824	$735
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenue decreased in first-quarter 2019, compared with first-quarter 2018, primarily as a result of lower event attendance at our ACL Live venue.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended March 31,
	2019	2018
ACL Live
Events:
Events hosted	64	57
Estimated attendance	64,400	71,000
Ancillary net revenue per attendee	$46.12	$35.88
Ticketing:
Number of tickets sold	48,748	54,661
Gross value of tickets sold (in thousands)	$2,523	$2,998

3TEN ACL Live
Events:
Events hosted	50	49
Estimated attendance	9,000	9,000
Ancillary net revenue per attendee	$37.29	$44.73
Ticketing:
Number of tickets sold	5,054	4,925
Gross value of tickets sold (in thousands)	$120	$104
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $3.6 million for first-quarter 2019, compared with $4.1 million for first-quarter 2018, primarily reflecting lower performer guarantees as a result of lower ticket prices.
Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $3.2 million for first-quarter 2019, compared with $3.0 million for first-quarter 2018. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $4.6 million for first-quarter 2019 were higher, compared with $3.4 million for first-quarter 2018, primarily reflecting higher average debt to finance development activities in first-quarter 2019.
Capitalized interest totaled $2.1 million for first-quarter 2019, compared with $1.8 million for first-quarter 2018, and is primarily related to development activities at Barton Creek.
(Provision for) Benefit from Income Taxes. We recorded a (provision for) benefit from income taxes of $(0.4) million for first-quarter 2019, compared with $0.4 million for first-quarter 2018. The difference between Stratus' consolidated effective income tax rate and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to the Texas state margin tax and permanent differences.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Three Months Ended March 31, 2019 and 2018
Operating Activities. Cash provided by (used in) operating activities totaled $0.7 million for first-quarter 2019, compared with $(9.0) million for first-quarter 2018. Expenditures for purchases and development of real estate properties totaled $3.3 million for first-quarter 2019 and $3.6 million for first-quarter 2018, primarily related to development of our Barton Creek properties. During first-quarter 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $0.9 million was recorded as a reduction of purchases and development of real estate properties).
Investing Activities. Cash used in investing activities totaled $31.2 million for first-quarter 2019 and $24.8 million for first-quarter 2018. Capital expenditures totaled $29.4 million for first-quarter 2019, primarily related to development of The Saint Mary, Kingwood Place and Santal Phase II projects, and $24.4 million for first-quarter 2018, primarily related to development of Lantana Place, Jones Crossing and Barton Creek properties, which include Santal Phase II.
We also made payments totaling $0.3 million in first-quarter 2019 and $0.4 million in first-quarter 2018 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.
We recorded a purchase of noncontrolling interest totaling $4.6 million in first-quarter 2019 as a result of our acquisition of HEB's interests in the New Caney partnership in which we and HEB purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas.
Financing Activities. Cash provided by financing activities totaled $25.6 million for first-quarter 2019 and $27.6 million for first-quarter 2018. During first-quarter 2019, net repayments on the Comerica Bank credit facility totaled $0.8 million, compared with net borrowings of $15.2 million for first-quarter 2018. Net borrowings for first-quarter 2019 and first-quarter 2018 were used primarily to fund development projects and capital expenditures. Net borrowings on other project and term loans totaled $26.7 million for first-quarter 2019, primarily for Jones Crossing, Amarra Villas, The Saint Mary and New Caney, compared with net borrowings of $12.6 million for first-quarter 2018, primarily for Lantana Place and Jones Crossing. See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at March 31, 2019.
Credit Facility and Other Financing Arrangements
At March 31, 2019, the total principal amount of our outstanding debt was $324.3 million, compared with $298.4 million at December 31, 2018. We had borrowings of $49.4 million under the $60.0 million Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, $8.4 million of which was available at March 31, 2019, net of $2.2 million of letters of credit committed against the credit facility.
See Note 5 in our 2018 Form 10-K for further discussion of our outstanding debt.
Several of our financing instruments contain customary financial covenants. The West Killeen Market construction loan includes a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of March 31, 2019, Stratus' total stockholders' equity was $124.9 million. The Comerica credit facility, the Goldman Sachs loan, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Santal Phase I and Phase II construction loans, the Amarra Villas credit facility, the Kingwood Place loan and the New Caney land loan include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million. The Comerica credit facility, the Santal Phase I and Phase II construction loans, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. In addition, our Comerica Bank credit facility and the Amarra Villas credit facility require Comerica's prior written consent for any common stock repurchases in excess of $1.0 million in aggregate or dividend payments. Our Barton Creek Village term loan includes a requirement that Stratus' subsidiary maintain a minimum debt service coverage ratio, as defined in the agreement, of 1.35 to 1.00. As of December 31, 2018, and March 31, 2019, the subsidiary's minimum debt service coverage ratio calculated in accordance with the Barton Creek Village term loan agreement was not in compliance with this requirement. PlainsCapital Bank waived the subsidiary's obligation to comply with the minimum debt service coverage ratio from December 31, 2018, through September 30, 2019. As of March 31, 2019, Stratus was in compliance with all other financial covenants.

The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2019 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Goldman Sachs loan	$1,639	$2,313	$2,470	$2,613	$2,765	$131,871	$143,671
Comerica Bank credit facility[a]	—	49,395	—	—	—	—	49,395
Santal Phase I loan[b]	—	32,790	—	—	—	—	32,790
Santal Phase II loan[b]	—	25,117	—	—	—	—	25,117
Lantana Place construction loan	—	22	262	276	18,904	—	19,464
Jones Crossing construction loan	—	—	169	242	18,794	—	19,205
West Killeen Market construction loan	—	79	99	6,919	—	—	7,097
Kingwood Place construction loan[b]	—	—	—	6,830	—	—	6,830
Amarra Villas credit facility	—	—	—	6,585	—	—	6,585
The Saint Mary construction loan	—	—	5,819	—	—	—	5,819
New Caney land loan[c]	—	—	5,000	—	—	—	5,000
Barton Creek Village term loan	77	106	112	117	121	2,766	3,299
Total	$1,716	$109,822	$13,931	$23,582	$40,584	$134,637	$324,272

a.	See Note 6 for further information regarding our Comerica Bank credit facility.

b.	We have the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

c.	We have the option to extend the maturity date for one additional twelve-month period, subject to certain conditions.

CONTRACTUAL OBLIGATIONS
There have been no material changes in our contractual obligations since December 31, 2018. Refer to Part II, Items 7. and 7A. in our 2018 Form 10-K, for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 10 for discussion of a recently adopted accounting standards update.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off-balance sheet arrangements since December 31, 2018. See Note 8 in our 2018 Form 10-K for further information.

CAUTIONARY STATEMENT
MD&A contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding projections or expectations related to the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell or refinance properties (including, but not limited to, Amarra Drive lots, Amarra Villas townhomes, West Killeen Market, the retail building at Barton Creek Village, The Saint Mary and Santal), operational and financial performance, expectations regarding future cash flows, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for expenditures, financing plans, possible joint venture, partnership, strategic relationships or other relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
Under our loan agreements with Comerica Bank, we are not permitted to pay dividends on common stock without Comerica Bank’s prior written consent. The declaration of dividends is at the discretion of our Board of Directors (Board), subject to restrictions under our loan agreements with Comerica Bank, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint venture, partnership, strategic relationships or other arrangements, our ability to effect our business strategy, including our ability to sell properties at prices our Board considers acceptable, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in the Austin, Texas area and other select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017 and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers' or tenants' failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2018 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2019.

In November 2013, our Board of Directors approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in first-quarter 2019. As of March 31, 2019, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

Our Comerica Bank credit facility and Amarra Villas credit facility require lender approval of common stock repurchases in excess of $1.0 million in the aggregate.

For a discussion of restrictions on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan (adopted May 2019).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X

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

Date: May 10, 2019

S-1