Form 10-Q
period 2019-06-30
STRATUS PROPERTIES INC
filed 2019-08-09
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-37716
Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

212 Lavaca Street, Suite 300	Austin	TX	78701
(Address of principal executive offices)			(Zip Code)
(512) 478-5788
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STRS	The NASDAQ Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
On July 31, 2019, there were issued and outstanding 8,179,111 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$18,073	$19,004
Restricted cash	15,566	19,915
Real estate held for sale	17,897	16,396
Real estate under development	142,854	136,678
Land available for development	37,787	24,054
Real estate held for investment, net	272,274	253,074
Lease right-of-use assets	11,692	—
Deferred tax assets	11,873	11,834
Other assets	14,715	15,538
Total assets	$542,731	$496,493

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$16,461	$20,602
Accrued liabilities, including taxes	9,239	11,914
Debt	340,622	295,531
Lease liabilities	12,381	—
Deferred gain	8,647	9,270
Other liabilities	14,869	12,525
Total liabilities	402,219	349,842

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,334	186,256
Accumulated deficit	(42,630)	(41,103)
Common stock held in treasury	(21,360)	(21,260)
Total stockholders’ equity	122,437	123,986
Noncontrolling interests in subsidiaries	18,075	22,665
Total equity	140,512	146,651
Total liabilities and equity	$542,731	$496,493

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Real estate operations	$4,129	$6,979	$7,077	$8,173
Leasing operations	4,413	2,331	8,042	4,335
Hotel	8,962	9,593	17,287	18,915
Entertainment	6,220	4,407	11,016	9,652
Total revenues	23,724	23,310	43,422	41,075
Cost of sales:
Real estate operations	3,795	5,560	3,841	7,126
Leasing operations	2,447	1,323	4,586	2,505
Hotel	6,831	7,149	13,506	14,178
Entertainment	4,441	3,436	7,920	7,404
Depreciation	2,703	2,053	5,333	3,995
Total cost of sales	20,217	19,521	35,186	35,208
General and administrative expenses	2,919	3,015	6,118	5,996
Loss (gain) on sale of assets	161	—	(1,952)	—
Total	23,297	22,536	39,352	41,204
Operating income (loss)	427	774	4,070	(129)
Interest expense, net	(2,911)	(1,742)	(5,483)	(3,301)
(Loss) gain on interest rate derivative instruments	(123)	80	(182)	258
Loss on early extinguishment of debt	—	—	(16)	—
Other income, net	12	11	311	22
Loss before income taxes and equity in unconsolidated affiliates' loss	(2,595)	(877)	(1,300)	(3,150)
Equity in unconsolidated affiliates' loss	(13)	(3)	(13)	(6)
Benefit from (provision for) income taxes	218	23	(215)	429
Loss from continuing operations	(2,390)	(857)	(1,528)	(2,727)
Total comprehensive loss attributable to noncontrolling interests in subsidiaries	1	—	1	—
Net loss and total comprehensive loss attributable to common stockholders	$(2,389)	$(857)	$(1,527)	$(2,727)

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.11)	$(0.19)	$(0.33)

Basic and diluted weighted-average common shares outstanding	8,177	8,153	8,172	8,145

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(1,528)	$(2,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,333	3,995
Cost of real estate sold	4,324	5,053
Gain on sale of assets	(1,952)	—
Loss (gain) on interest rate derivative contracts	182	(258)
Loss on early extinguishment of debt	16	—
Amortization of debt issuance costs and stock-based compensation	546	791
Equity in unconsolidated affiliates' loss	13	6
Increase in deposits	185	588
Deferred income taxes	(38)	(653)
Purchases and development of real estate properties	(5,756)	(7,699)
Municipal utility district reimbursements applied to real estate under development	920	—
Increase in other assets	(1,636)	(2,297)
Decrease in accounts payable, accrued liabilities and other	(2,187)	(5,505)
Net cash used in operating activities	(1,578)	(8,706)

Cash flow from investing activities:
Capital expenditures	(44,990)	(42,982)
Proceeds from sale of assets	3,170	—
Payments on master lease obligations	(766)	(932)
Purchase of noncontrolling interest in consolidated subsidiary	(4,589)	—
Other, net	(4)	(87)
Net cash used in investing activities	(47,179)	(44,001)

Cash flow from financing activities:
Borrowings from credit facility	14,086	22,336
Payments on credit facility	(15,648)	(4,225)
Borrowings from project loans	51,006	29,948
Payments on project and term loans	(5,619)	(3,266)
Cash dividend paid for stock-based awards	(17)	—
Stock-based awards net payments	(100)	(203)
Noncontrolling interests' contributions	—	7,000
Financing costs	(231)	(976)
Net cash provided by financing activities	43,477	50,614
Net decrease in cash, cash equivalents and restricted cash	(5,280)	(2,093)
Cash, cash equivalents and restricted cash at beginning of year	38,919	39,390
Cash, cash equivalents and restricted cash at end of period	$33,639	$37,297

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at March 31, 2019	9,305	$93	$186,424	$(40,241)	1,128	$(21,360)	$124,916	$18,076	$142,992
Stock-based compensation	—	—	(90)	—	—	—	(90)	—	(90)
Total comprehensive loss	—	—	—	(2,389)	—	—	(2,389)	(1)	(2,390)
Balance at June 30, 2019	9,305	$93	$186,334	$(42,630)	1,128	$(21,360)	$122,437	$18,075	$140,512

Balance at March 31, 2018	9,277	$93	$185,592	$(38,991)	1,124	$(21,260)	$125,434	$80	$125,514
Stock-based compensation	—	—	165	—	—	—	165	—	165
Noncontrolling interests contributions	—	—	—	—	—	—	—	7,000	7,000
Total comprehensive loss	—	—	—	(857)	—	—	(857)	—	(857)
Balance at June 30, 2018	9,277	$93	$185,757	$(39,848)	1,124	$(21,260)	$124,742	$7,080	$131,822

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	78	—	—	—	78	—	78
Tender of shares for stock-based awards	—	—	—	—	4	(100)	(100)	—	(100)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	(4,589)	(4,589)
Total comprehensive loss	—	—	—	(1,527)	—	—	(1,527)	(1)	(1,528)
Balance at June 30, 2019	9,305	$93	$186,334	$(42,630)	1,128	$(21,360)	$122,437	$18,075	$140,512

Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Vested stock-based awards	27	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	362	—	—	—	362	—	362
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Noncontrolling interests distributions	—	—	—	—	—	—	—	7,000	7,000
Total comprehensive loss	—	—	—	(2,727)	—	—	(2,727)	—	(2,727)
Balance at June 30, 2018	9,277	$93	$185,757	$(39,848)	1,124	$(21,260)	$124,742	$7,080	$131,822

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2018 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. Operating results for the six-month period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2.	EARNINGS PER SHARE
Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 94 thousand shares of common stock for second-quarter 2019, 85 thousand shares for second-quarter 2018, 95 thousand shares for the first six months of 2019 and 96 thousand shares for the first six months of 2018 associated with restricted stock units and outstanding stock options that were anti-dilutive because of net losses.

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

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$601	$1,939
Restricted cash	—	2,284
Real estate under development	53,576	27,928
Real estate held for investment	7,060	—
Other assets	953	792
Total assets	$62,190	$32,943
Liabilities:
Accounts payable and accrued liabilities	$6,246	$3,484
Debt	29,608	6,125
Total liabilities	$35,854	$9,609
Net assets	$26,336	$23,334

Other Transactions
Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for his general consulting services related to the entitlement and development of properties and his expense reimbursements during second-quarter 2019 and the first six months of 2019 totaled approximately $29 thousand and $56 thousand, respectively. Refer to Note 2 of the Stratus 2018 Form 10-K for further discussion.

4.	DISPOSITIONS
On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and, after adjustments recorded in second-quarter 2019, recorded a gain on this sale totaling $2.0 million for the first six months of 2019.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swap agreement	$—	$—	$53	$53
Liabilities:
Debt	340,622	345,180	295,531	299,531
Interest rate swap agreement	129	129	—	—

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap Agreement. The interest rate swap agreement does not qualify for hedge accounting and changes in its fair value are recorded in the consolidated statements of comprehensive loss. Stratus evaluated the counterparty credit risk associated with the interest rate swap agreement, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap agreement is classified within Level 2 of the fair value hierarchy. The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month London Interbank Offered Rate (LIBOR). As of June 30, 2019, the agreement had a notional amount of $15.5 million, which amortizes to $14.8 million by the end of the agreement, and as of December 31, 2018, the agreement had a notional amount of $15.8 million.

6.	DEBT
The components of Stratus' debt are as follows (in thousands):

	June 30, 2019	December 31, 2018
Goldman Sachs loan	$142,222	$143,250
Comerica Bank credit facility	48,658	50,221
Santal Phase I construction loan	32,672	32,622
Santal Phase II construction loan	24,975	19,867
Lantana Place construction loan	22,372	18,416
Jones Crossing construction loan	19,574	11,784
The Saint Mary construction loan	16,015	—
Kingwood Place construction loan	13,593	6,125
West Killeen Market construction loan	7,093	6,636
Amarra Villas credit facility	5,323	3,326
New Caney land loan	4,888	—
Barton Creek Village term loan	3,237	3,284
Total debt[a]	$340,622	$295,531

a.	Includes net reductions for unamortized debt issuance costs of $3.1 million at June 30, 2019, and $2.8 million at December 31, 2018.

As of June 30, 2019, Stratus had $9.1 million available under its $60.0 million Comerica Bank revolving line of credit, with $2.2 million of letters of credit committed against the credit facility.

On March 19, 2019, two Stratus subsidiaries entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility, which was scheduled to mature on July 12, 2019. The new loan agreement provides for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date to March 19, 2022. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a debt-to-gross asset value of less than 50 percent. As of June 30, 2019, Stratus had $9.4 million available under its $15.0 million Amarra Villas revolving credit facility. As a result of entering into this new loan agreement, Stratus recognized a loss on early extinguishment of debt of $16 thousand for the first six months of 2019.

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

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $5.1 million in second-quarter 2019, $3.8 million in second-quarter 2018, $9.7 million for the first six months of 2019 and $7.2 million for the first six months of 2018. Stratus' capitalized interest costs totaled $2.1 million in second-quarter 2019, $2.0 million in second-quarter 2018, $4.2 million for the first six months of 2019 and $3.9 million for the first six months of 2018, primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest costs related to development activities at Kingwood Place.

7.	PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Compensation Committee of the Board of Directors (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Refer to Note 7 of the Stratus 2018 Form 10-K for further discussion.

As of June 30, 2019, there were no significant changes to the fair value of the awards or the assumptions used to determine the fair values of the awards at December 31, 2018. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

During second-quarter 2019, Stratus accrued $0.2 million to project development costs and $0.2 million in general and administrative expense related to the Plan. During the six months ended June 30, 2019, Stratus accrued $0.4 million to project development costs and $0.5 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $1.7 million at June 30, 2019, and $0.8 million at December 31, 2018 (included in other liabilities). As of June 30, 2019, no amounts had been paid to participants under the Plan.

8.	INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 6 in the Stratus 2018 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $11.9 million at June 30, 2019, and $11.8 million at December 31, 2018. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first six months of 2019 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and the Tax Cuts and Jobs Act's executive compensation limitation. The difference between Stratus' consolidated effective income tax rate for the first six months of 2018 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax.

9.	BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community; the Circle C community, including The Saint Mary; the Lantana community, including a portion of Lantana Place still under development and vacant pad sites; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia), Kingwood, Texas (Kingwood Place) and New Caney, Texas (New Caney), located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real Estate Operations:
Developed property sales	$4,048	$6,856	$6,882	$8,011
Commissions and other	81	123	195	162
	4,129	6,979	7,077	8,173
Leasing Operations:
Rental revenue	4,413	2,331	8,042	4,335
	4,413	2,331	8,042	4,335
Hotel:
Rooms, food and beverage	8,445	8,908	16,182	17,602
Other	517	685	1,105	1,313
	8,962	9,593	17,287	18,915
Entertainment:
Event revenue	5,598	3,729	9,822	8,378
Other	622	678	1,194	1,274
	6,220	4,407	11,016	9,652

Total Revenues from Contracts with Unaffiliated Customers	$23,724	$23,310	$43,422	$41,075

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended June 30, 2019:
Revenues:
Unaffiliated customers	$4,129	$4,413		$8,962	$6,220	$—	$23,724
Intersegment	4	229		80	45	(358)	—
Cost of sales, excluding depreciation	3,795	2,451		6,868	4,585	(185)	17,514
Depreciation	64	1,388		899	396	(44)	2,703
General and administrative expenses	—	—		—	—	2,919	2,919
Loss on sale of assets	—	161	[c]	—	—	—	161
Operating income (loss)	$274	$642		$1,275	$1,284	$(3,048)	$427
Capital expenditures and purchases and development of real estate properties	$2,458	$15,391		$156	$—	$—	$18,005
Total assets at June 30, 2019	225,084	167,008		98,063	45,491	7,085	542,731

Three Months Ended June 30, 2018:
Revenues:
Unaffiliated customers	$6,979		$2,331	$9,593	$4,407	$—	$23,310
Intersegment	8		225	50	44	(327)	—
Cost of sales, excluding depreciation	5,560	[d]	1,331	7,184	3,560	(167)	17,468
Depreciation	64		738	894	392	(35)	2,053
General and administrative expenses	—		—	—	—	3,015	3,015
Operating income (loss)	$1,363		$487	$1,565	$499	$(3,140)	$774
Capital expenditures and purchases and development of real estate properties	$4,087		$18,486	$97	$23	$—	$22,693
Total assets at June 30, 2018	207,437		95,954	101,487	36,263	7,547	448,688

	Real Estate Operations[a]		Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Six Months Ended June 30, 2019:
Revenues:
Unaffiliated customers	$7,077		$8,042		$17,287	$11,016	$—	$43,422
Intersegment	9		459		127	74	(669)	—
Cost of sales, excluding depreciation	3,841	[e]	4,595		13,566	8,192	(341)	29,853
Depreciation	125		2,795		1,799	790	(176)	5,333
General and administrative expenses	—		—		—	—	6,118	6,118
Gain on sale of assets	—		(1,952)	[c]	—	—	—	(1,952)
Operating income (loss)	$3,120		$3,063		$2,049	$2,108	$(6,270)	$4,070
Capital expenditures and purchases and development of real estate properties	$5,756		$44,611		$254	$125	$—	$50,746
Municipal utility district (MUD) reimbursements applied to real estate under development[e]	920		—		—	—	—	920

Six Months Ended June 30, 2018:
Revenues:
Unaffiliated customers	$8,173		$4,335	$18,915	$9,652	$—	$41,075
Intersegment	16		476	122	58	(672)	—
Cost of sales, excluding depreciation	7,126	[d]	2,521	14,222	7,696	(352)	31,213
Depreciation	125		1,371	1,789	780	(70)	3,995
General and administrative expenses	—		—	—	—	5,996	5,996
Operating income (loss)	$938		$919	$3,026	$1,234	$(6,246)	$(129)
Capital expenditures and purchases and development of real estate properties	$7,699		$42,285	$336	$361	$—	$50,681

a.	Includes sales commissions and other revenues together with related expenses.

b.	Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.	Relates to the first-quarter 2019 sale of a retail pad subject to a ground lease located in the Circle C community, including adjustments recorded in second-quarter 2019.

d.	Includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

e.
Stratus received $4.6 million of bond proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheets, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statements of comprehensive loss. Refer to Note 1 of the Stratus 2018 Form 10-K for further discussion of Stratus' accounting policy for MUD reimbursements.

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

Stratus' most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment under non-cancelable leases. All of Stratus' leases are considered operating leases under the ASU. Adoption of this ASU resulted in the recognition of lease right-of-use assets of $11.9 million and lease liabilities of $12.0 million as of January 1, 2019.

Operating lease costs were $0.4 million in second-quarter 2019 and $0.7 million for the first six months of 2019. Total lease costs were $0.4 million in second-quarter 2018 and $0.8 million for the first six months of 2018.

During the first six months of 2019, Stratus paid $108 thousand for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of June 30, 2019, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent and the weighted-average remaining lease term was 94.1 years.

The future minimum payments for leases recorded on the consolidated balance sheet at June 30, 2019, follow (in thousands):

Remaining six months of 2019	$115
2020	199
2021	145
2022	434
2023	497
Thereafter	110,548
Total payments	111,938
Present value adjustment	(99,557)
Present value of net minimum lease payments	$12,381

The adoption of this ASU did not materially impact Stratus' accounting for contracts in which it is the lessor. Refer to Note 8 of the Stratus 2018 Form 10-K for further disclosure of minimum rental income under non-cancelable long-term leases as of December 31, 2018.

11. SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2019, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

In second-quarter 2019, our revenues totaled $23.7 million and our net loss attributable to common stockholders totaled $2.4 million, compared with revenues of $23.3 million and a net loss attributable to common stockholders of $0.9 million in second-quarter 2018. During the first six months of 2019, our revenues totaled $43.4 million and our net loss attributable to common stockholders totaled $1.5 million, compared with revenues of $41.1 million and a net loss attributable to common stockholders of $2.7 million for the first six months of 2018.

The increase in revenues in the second quarter and the first six months of 2019, compared to the 2018 periods, primarily reflects increased revenues associated with the commencement of leases at our recently completed properties and an increase in the number of events hosted and higher event attendance at ACL Live, partly offset by lower revenues from single-family residential property sales and the Hotel segment.
We received $4.6 million of bond proceeds in the first six months of 2019 related to Travis County municipal utility district (MUD) reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, we recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheet, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statement of comprehensive loss for the first six months of 2019. The first six months of 2019 also included a gain on the sale of assets totaling $2.0 million, primarily related to the sale of a retail pad subject to a ground lease located in the Circle C community.
At June 30, 2019, we had total debt of $340.6 million and consolidated cash of $18.1 million. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. See “Capital Resources and Liquidity” below and “Risk Factors” included in Part 1, Item 1A. of our 2018 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Current Residential Activities.
In second-quarter 2019, we sold four Amarra Drive Phase III lots, two of which were included in the contract discussed below, for a total of $2.3 million, and during the first six months of 2019, we sold six Amarra Drive Phase III lots, four of which were included in the contract discussed below, for a total of $3.4 million. As of June 30, 2019, 25 developed Amarra Drive Phase III lots and 9 developed Amarra Drive Phase II lots remained unsold.

In March 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 12 Amarra Drive Phase III lots to a homebuilder for a total of $9.5 million (the homebuilder contract). In accordance with the homebuilder contract, the parties are required to close on the sale of these lots ratably by March 31, 2020. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the homebuilder contract but would retain the related $45 thousand earnest money.

Subsequent to June 30, 2019, and through August 5, 2019, we sold two Amarra Drive Phase III lots, which were subject to the homebuilder contract, for a total of $1.3 million. As of August 5, 2019, two Amarra Drive Phase III lots were under contract, in addition to the remaining four Amarra Drive Phase III lots subject to the homebuilder contract.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed construction of the first seven townhomes during 2017 and 2018. In second-quarter 2019, we sold the last completed townhome for $1.8 million and during the first six months of 2019 we sold two townhomes for $3.5 million. We expect to begin construction of the next four Amarra Villas townhomes during third-quarter 2019.
As of June 30, 2019, Santal, a garden-style, multi-family project located in the upscale Barton Creek Community, was fully leased and stabilized. The first Santal Phase II units, located directly adjacent to the Phase I units, became available for occupancy in August 2018 and we completed construction of the remaining units during first-quarter 2019. We continue to explore options to sell or refinance the combined 448-unit Santal property, subject to market conditions.
In June 2018, we obtained project financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C Community. The project is progressing ahead of schedule and on budget. The clubhouse and first two apartment buildings were completed in June 2019 and leasing activity has commenced. The first tenants took occupancy in July 2019. We expect to complete construction in fourth-quarter 2019.
For further discussion of our multi-family and single-family residential properties, see MD&A in our 2018 Form 10-K.

Current Commercial Activities.
Construction of Kingwood Place, an H-E-B, L.P. (HEB)-anchored, mixed-use development in Kingwood, Texas, is progressing on schedule and on budget. As of June 30, 2019, we had signed leases for approximately 80 percent of the retail space, including the HEB grocery store. The HEB grocery store is currently anticipated to open in November 2019, and the first retail buildings are expected to be turned over to tenants to begin construction of their interior spaces in August 2019. See Note 3 for further discussion of project financing.

In March 2019, we finalized the lease for the HEB store at New Caney, an HEB-anchored, mixed-use development in New Caney, Texas, and acquired HEB's interests in the partnership for approximately $5 million. We currently do not anticipate commencing construction on the New Caney project prior to 2021. See Note 6 for further discussion of the land loan.

Construction of the first phase of Lantana Place, a mixed-use development project located in southwest Austin was completed in 2018. As of June 30, 2019, we had signed leases for approximately 80 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019.

As of June 30, 2019, we had signed leases for approximately 90 percent of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an HEB grocery store.

For further discussion of our commercial properties, see MD&A in our 2018 Form 10-K.

Projects in Planning.
We are planning to proceed, subject to financing, with the first phase of development of Magnolia Place, a new mixed-use project in Magnolia, Texas, currently planned for 81,000 square feet of retail space; six pad sites; two hotel sites; and 50 acres of residential land allowing up to 1,200 units. Magnolia Place will be shadow-anchored by a 95,000-square-foot HEB grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB. The first phase of development is expected to consist of approximately 41,000 square feet of retail space, three pads for lease and three pads to be held for sale. We are currently in the process of securing a construction loan to finance the first phase of development and expect to begin site work and joint use road and utility infrastructure that will support the entire project, including future phases, in the third quarter of 2019. We expect substantially all of the infrastructure costs to be eligible for future reimbursement by the Magnolia East MUD. Refer to Note 1 in our 2018 Form 10-K for further discussion of this MUD and our accounting policy for MUD reimbursements. The HEB grocery store is currently expected to open by third-quarter 2020.

We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We have submitted initial permit applications to the City of Austin and Travis County for Section KLO and are awaiting approval, which is currently expected in late 2019 or early 2020. We have also submitted permit applications to the City of Austin and Travis County for initial road infrastructure in Section N and currently expect approval by early 2020. These potential development projects require extensive permitting and will be capital intensive and dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that we will be able to develop these properties in accordance with our current development plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through joint venture, commercial, partner or other arrangements.

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

The following table summarizes our results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income (loss):
Real Estate Operations	$274	$1,363	$3,120	$938
Leasing Operations	642	487	3,063	919
Hotel	1,275	1,565	2,049	3,026
Entertainment	1,284	499	2,108	1,234
Corporate, eliminations and other	(3,048)	(3,140)	(6,270)	(6,246)
Operating income (loss)	$427	$774	$4,070	$(129)
Interest expense, net	$(2,911)	$(1,742)	$(5,483)	$(3,301)
Net loss attributable to common stockholders	$(2,389)	$(857)	$(1,527)	$(2,727)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Developed property sales	$4,048	$6,856	$6,882	$8,011
Commissions and other	85	131	204	178
Total revenues	4,133	6,987	7,086	8,189
Cost of sales, including depreciation	3,859	5,624	3,966	7,251
Operating income	$274	$1,363	$3,120	$938

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase III	4	$2,283	$230	3	$1,895	$272
Amarra Villas	1	1,765	1,627	2	3,821	1,670

W Austin Hotel & Residences Project
Condominium Units	—	—	—	1	1,140	726
Total Residential	5	$4,048		6	$6,856

	Six Months Ended June 30,
	2019			2018
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II	—	$—	$—	1	$605	$209
Phase III	6	3,432	229	4	2,445	263
Amarra Villas	2	3,450	1,607	2	3,821	1,670

W Austin Hotel & Residences Project
Condominium Units	—	—	—	1	1,140	726
Total Residential	8	$6,882		8	$8,011

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $3.9 million in second-quarter 2019 and $4.0 million for the first six months of 2019, compared with $5.6 million in second-quarter 2018 and $7.3 million for the first six months of 2018. The decrease in cost of sales in second-quarter 2019, compared with second-quarter 2018, primarily reflects fewer real estate sales in the 2019 quarter. The decrease in cost of sales for the first six months of 2019, compared with the first six months of 2018, primarily reflects $3.4 million in MUD reimbursements in the first six months of 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold. Costs of sales for the 2018 periods include $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenue	$4,642	$2,556	$8,501	$4,811
Rental cost of sales, excluding depreciation	2,451	1,331	4,595	2,521
Depreciation	1,388	738	2,795	1,371
Loss (gain) on sale of assets	161	—	(1,952)	—
Operating income	$642	$487	$3,063	$919
Rental Revenue.  Rental revenue primarily includes revenue from Santal Phase I and Phase II, the office and retail space at the W Austin Hotel & Residences, West Killeen Market, Lantana Place, Jones Crossing and Barton Creek Village. The increase in rental revenue in the 2019 periods, compared with the 2018 periods, primarily reflects the commencement of new leases at Santal Phase II, Lantana Place and Jones Crossing.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2019 periods, compared with the 2018 periods, primarily as a result of the activity at Santal Phase I and Phase II, Lantana Place and Jones Crossing.

Loss (Gain) on Sale of Assets. On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and, after adjustments recorded in second-quarter 2019, recorded a gain on this sale totaling $2.0 million for the first six months of 2019.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hotel revenue	$9,042	$9,643	$17,414	$19,037
Hotel cost of sales, excluding depreciation	6,868	7,184	13,566	14,222
Depreciation	899	894	1,799	1,789
Operating income	$1,275	$1,565	$2,049	$3,026
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The decrease in Hotel revenues in second-quarter 2019, compared to second-quarter 2018, is primarily a result of reduced transient weekend business and lower food and beverage sales. The decrease in Hotel revenues during the first six months of 2019, compared to the first six months of 2018, is primarily a result of reduced transient weekend business and overall group business and lower food and beverage sales. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $242 in second-quarter 2019 and $240 for the first six months of 2019, compared with $254 in second-quarter 2018 and $258 for the first six months of 2018.

While we remain optimistic about the long-term outlook of the W Austin Hotel based on office growth downtown, continued population growth and increased tourism in the Austin market, a continued increase in competition resulting from the anticipated opening of additional hotel rooms in downtown Austin during the second half of 2019 and throughout 2020 are expected to have an ongoing impact on our hotel revenues.

We continue to explore various opportunities with respect to Block 21, our mixed-use development in downtown Austin, Texas, that contains the W Austin Hotel & Residences and office, retail and entertainment space, which may include, but are not limited to, a possible sale, recapitalization or other venture. Any transaction is subject to market conditions and there can be no assurance that any transaction will be pursued or consummated.

Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Entertainment revenue	$6,265	$4,451	$11,090	$9,710
Entertainment cost of sales, excluding depreciation	4,585	3,560	8,192	7,696
Depreciation	396	392	790	780
Operating income	$1,284	$499	$2,108	$1,234
Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues increased in the 2019 periods, compared to the 2018 periods, primarily as a result of an increase in the number of events hosted and higher event attendance at ACL Live.
Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ACL Live
Events:
Events hosted	69	45	133	102
Estimated attendance	79,813	47,580	144,212	118,619
Ancillary net revenue per attendee	$45.41	$56.58	$45.73	$44.18
Ticketing:
Number of tickets sold	68,153	29,471	116,901	84,132
Gross value of tickets sold (in thousands)	$3,736	$2,102	$6,259	$5,100

3TEN ACL Live
Events:
Events hosted	52	57	102	106
Estimated attendance	9,528	10,926	18,490	19,942
Ancillary net revenue per attendee	$35.75	$30.03	$36.49	$36.68
Ticketing:
Number of tickets sold	7,271	7,784	12,325	12,709
Gross value of tickets sold (in thousands)	$175	$168	$296	$272
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $4.6 million in second-quarter 2019 and $8.2 million for the first six months of 2019, compared to $3.6 million in second-quarter 2018 and $7.7 million for the first six months of 2018, primarily reflecting substantial increases in the number of events at ACL Live (53 percent increase for the quarterly period and 30 percent increase for the six-month period).

Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $2.9 million in second-quarter 2019 and $6.1 million for the first six months of 2019, compared with $3.0 million in second-quarter 2018 and $6.0 million for the first six months of 2018. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $5.1 million in second-quarter 2019 and $9.7 million for the first six months of 2019 were higher, compared with $3.8 million in second-quarter 2018 and $7.2 million for the first six months of 2018, primarily reflecting higher average debt to finance development activities.
Capitalized interest totaled $2.1 million in second-quarter 2019 and $4.2 million for the first six months of 2019, compared with $2.0 million in second-quarter 2018 and $3.9 million for the first six months of 2018, and is primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest costs associated with development activities at Kingwood Place.
Benefit from (Provision for) Income Taxes. We recorded a benefit from (provision for) income taxes of $0.2 million for second-quarter 2019 and $(0.2) million for the first six months of 2019, compared with a benefit of less than $0.1 million in second-quarter 2018 and $0.4 million for the first six months of 2018. The difference between Stratus' consolidated effective income tax rate for the first six months of 2019 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and the Tax Cuts and Jobs Act's executive compensation limitation. The difference between Stratus' consolidated effective income tax rate for the first six months of 2018 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax.
CAPITAL RESOURCES AND LIQUIDITY
Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Six Months Ended June 30, 2019 and 2018
Operating Activities. Cash used in operating activities totaled $1.6 million for the first six months of 2019, compared with $8.7 million for the first six months of 2018. Expenditures for purchases and development of real estate properties totaled $5.8 million for the first six months of 2019 and $7.7 million for the first six months of 2018, primarily related to development of our Barton Creek properties. During the first six months of 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million reduced the net loss for the period and $0.9 million was applied to real estate under development).
Investing Activities. Cash used in investing activities totaled $47.2 million for the first six months of 2019 and $44.0 million for the first six months of 2018. Capital expenditures totaled $45.0 million for the first six months of 2019, primarily related to development of the Kingwood Place and The Saint Mary projects, and $43.0 million for the first six months of 2018, primarily related to development of the Santal Phase II, Lantana Place and Jones Crossing projects.
We also made payments totaling $0.8 million for the first six months of 2019 and $0.9 million for the first six months of 2018 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.
We recorded a purchase of noncontrolling interest totaling $4.6 million for the first six months of 2019 as a result of our acquisition of HEB's interests in the New Caney partnership in which we and HEB collectively purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas.
Financing Activities. Cash provided by financing activities totaled $43.5 million for the first six months of 2019 and $50.6 million for the first six months of 2018. During the first six months of 2019, net repayments on the Comerica Bank credit facility totaled $1.6 million, compared with net borrowings of $18.1 million for the first six months of 2018, primarily to fund development projects and capital expenditures. Net borrowings on other project and term loans totaled $45.4 million for the first six months of 2019, primarily for The Saint Mary, Kingwood Place, Jones Crossing and New Caney, compared with net borrowings of $26.7 million for the first six months of 2018, primarily for Lantana Place, Jones Crossing and Santal Phase II. The first six months of 2018 also include $7.0 million of capital contributions from the Class B limited partners in The Saint Mary limited partnership (see Note 3). See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at June 30, 2019.
Credit Facility and Other Financing Arrangements
At June 30, 2019, the total principal amount of our outstanding debt was $343.8 million, compared with $298.4 million at December 31, 2018. We had borrowings of $48.7 million under the $60.0 million Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, $9.1 million of which was available at June 30, 2019, net of $2.2 million of letters of credit committed against the credit facility.
See Note 5 in our 2018 Form 10-K for further discussion of our outstanding debt.
Several of our financing instruments contain customary financial covenants. The West Killeen Market construction loan includes a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. As of June 30, 2019, Stratus' total stockholders' equity was $122.4 million. The Comerica credit facility, the Goldman Sachs loan, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Santal Phase I and Phase II construction loans, the Amarra Villas credit facility, the Kingwood Place loan and the New Caney land loan include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million. The Comerica credit facility, the Santal Phase I and Phase II construction loans, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. In addition, our Comerica Bank credit facility and the Amarra Villas credit facility require Comerica's prior written consent for any common stock repurchases in excess of $1.0 million in aggregate or dividend payments. Our Barton Creek Village term loan includes a requirement that Stratus' subsidiary maintain a minimum debt service coverage ratio, as defined in the agreement, of 1.35 to 1.00. As of December 31, 2018, and June 30, 2019, the subsidiary's minimum debt service coverage ratio calculated in accordance with the Barton Creek Village term loan agreement was not in compliance with this requirement. PlainsCapital Bank waived the subsidiary's obligation to comply with the minimum debt service coverage ratio from December 31, 2018, through September 30, 2019. As of June 30, 2019, Stratus was in compliance with all other financial covenants.
The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2019 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Goldman Sachs loan	$1,108	$2,313	$2,470	$2,613	$2,765	$131,871	$143,140
Comerica Bank credit facility[a]	—	48,658	—	—	—	—	48,658
Santal Phase I loan[b]	—	32,790	—	—	—	—	32,790
Santal Phase II loan[b]	—	25,152	—	—	—	—	25,152
Lantana Place construction loan	—	26	308	324	21,932	—	22,590
Jones Crossing construction loan	—	—	177	254	19,456	—	19,887
The Saint Mary construction loan	—	—	16,319	—	—	—	16,319
Kingwood Place construction loan[b]	—	—	—	14,142	—	—	14,142
West Killeen Market construction loan	—	81	102	7,022	—	—	7,205
Amarra Villas credit facility	—	—	—	5,597	—	—	5,597
New Caney land loan[c]	—	—	5,000	—	—	—	5,000
Barton Creek Village term loan	44	91	97	103	110	2,829	3,274
Total	$1,152	$109,111	$24,473	$30,055	$44,263	$134,700	$343,754

a.	See Note 6 for further information regarding our Comerica Bank credit facility.

b.	We have the option to extend the maturity date for two additional twelve-month periods, subject to certain debt service coverage conditions.

c.	We have the option to extend the maturity date for one additional twelve-month period, subject to certain conditions.

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
CAUTIONARY STATEMENT
MD&A contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding projections or expectations related to the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell or refinance properties (including, but not limited to, Amarra Drive lots, Amarra Villas townhomes, West Killeen Market, the retail building at Barton Creek Village, The Saint Mary, Santal and Block 21), operational and financial performance, expectations regarding future cash flows, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for expenditures, financing plans, possible joint venture, partnership, strategic relationships or other relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
Under our loan agreements with Comerica Bank, we are not permitted to pay dividends on common stock without Comerica Bank’s prior written consent. The declaration of dividends is at the discretion of our Board, subject to restrictions under our loan agreements with Comerica Bank, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint venture, partnership, strategic relationships or other arrangements, our ability to effect our business strategy, including our ability to sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell or refinance properties (including, but not limited to, Amarra Drive lots, Amarra Villas townhomes, West Killeen Market, the retail building at Barton Creek Village, the Saint Mary, Santal and Block 21), our ability to obtain various entitlements and permits, a decrease in the demand for real estate in the Austin, Texas area and other select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017 and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers' or tenants' failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2018 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2019.

In November 2013, our Board of Directors approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in second quarter 2019. As of June 30, 2019, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan (adopted May 2019).		10-Q	000-19989	5/10/2019

10.2	Third Modification Agreement by and between Santal I, L.L.C., as borrower, and Comerica Bank, as lender, dated April 23, 2019	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
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

Date: August 9, 2019

S-1