Form 10-Q
period 2019-09-30
STRATUS PROPERTIES INC
filed 2019-11-12
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-37716
Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

212 Lavaca Street, Suite 300
Austin	,	TX	78701
(Address of principal executive offices)			(Zip Code)
(512) 478-5788
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STRS	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 31, 2019, there were issued and outstanding 8,197,303 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$32,490	$19,004
Restricted cash	17,254	19,915
Real estate held for sale	16,894	16,396
Real estate under development	118,955	136,678
Land available for development	51,018	24,054
Real estate held for investment, net	290,650	253,074
Lease right-of-use assets	11,534	—
Deferred tax assets	12,387	11,834
Other assets	16,750	15,538
Total assets	$567,932	$496,493

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$15,888	$20,602
Accrued liabilities, including taxes	11,439	11,914
Debt	367,358	295,531
Lease liabilities	12,508	—
Deferred gain	8,165	9,270
Other liabilities	14,991	12,525
Total liabilities	430,349	349,842

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,516	186,256
Accumulated deficit	(45,590)	(41,103)
Common stock held in treasury	(21,509)	(21,260)
Total stockholders’ equity	119,510	123,986
Noncontrolling interests in subsidiaries	18,073	22,665
Total equity	137,583	146,651
Total liabilities and equity	$567,932	$496,493

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Real estate operations	$2,616	$2,100	$9,693	$10,273
Leasing operations	5,024	2,813	13,066	7,148
Hotel	8,696	8,172	25,983	27,087
Entertainment	5,919	4,838	16,935	14,490
Total revenues	22,255	17,923	65,677	58,998
Cost of sales:
Real estate operations	2,352	2,279	6,193	9,405
Leasing operations	2,491	1,227	7,077	3,732
Hotel	6,891	6,625	20,397	20,803
Entertainment	4,629	4,008	12,549	11,412
Depreciation	2,835	2,171	8,168	6,166
Total cost of sales	19,198	16,310	54,384	51,518
General and administrative expenses	3,025	2,650	9,143	8,646
Gain on sale of assets	(37)	—	(1,989)	—
Total	22,186	18,960	61,538	60,164
Operating income (loss)	69	(1,037)	4,139	(1,166)
Interest expense, net	(3,203)	(2,150)	(8,686)	(5,451)
(Loss) gain on interest rate derivative instruments	(9)	56	(191)	314
Loss on early extinguishment of debt	(231)	—	(247)	—
Other income, net	18	17	329	39
Loss before income taxes and equity in unconsolidated affiliates' (loss) income	(3,356)	(3,114)	(4,656)	(6,264)
Equity in unconsolidated affiliates' (loss) income	(7)	210	(20)	204
Benefit from income taxes	401	532	186	961
Loss from continuing operations	(2,962)	(2,372)	(4,490)	(5,099)
Total comprehensive loss attributable to noncontrolling interests in subsidiaries	2	—	3	—
Net loss and total comprehensive loss attributable to common stockholders	$(2,960)	$(2,372)	$(4,487)	$(5,099)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.55)	$(0.63)

Basic and diluted weighted-average common shares outstanding	8,188	8,156	8,177	8,149

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(4,490)	$(5,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,168	6,166
Cost of real estate sold	5,321	5,780
Gain on sale of assets	(1,989)	—
Loss (gain) on interest rate derivative contracts	191	(314)
Loss on early extinguishment of debt	247	—
Amortization of debt issuance costs and stock-based compensation	1,042	1,389
Equity in unconsolidated affiliates' loss (income)	20	(204)
Increase in deposits	645	1,242
Deferred income taxes	(553)	(1,081)
Purchases and development of real estate properties	(8,866)	(28,900)
Municipal utility district reimbursements applied to real estate under development	920	—
Increase in other assets	(3,529)	(2,965)
Decrease in accounts payable, accrued liabilities and other	(1,120)	(2,607)
Net cash used in operating activities	(3,993)	(26,593)

Cash flow from investing activities:
Capital expenditures	(51,167)	(53,468)
Proceeds from sale of assets	3,170	—
Payments on master lease obligations	(1,216)	(1,476)
Purchase of noncontrolling interest in consolidated subsidiary	(4,589)	—
Other, net	(10)	378
Net cash used in investing activities	(53,812)	(54,566)

Cash flow from financing activities:
Borrowings from credit facility	19,186	32,436
Payments on credit facility	(18,109)	(6,112)
Borrowings from project loans	133,278	50,062
Payments on project and term loans	(64,118)	(3,799)
Cash dividend paid for stock-based awards	(31)	—
Stock-based awards net payments	(234)	(203)
Noncontrolling interests' contributions	—	17,650
Financing costs	(1,342)	(1,173)
Net cash provided by financing activities	68,630	88,861
Net increase in cash, cash equivalents and restricted cash	10,825	7,702
Cash, cash equivalents and restricted cash at beginning of year	38,919	39,390
Cash, cash equivalents and restricted cash at end of period	$49,744	$47,092

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at June 30, 2019	9,305	$93	$186,334	$(42,630)	1,128	$(21,360)	$122,437	$18,075	$140,512
Exercised and vested stock-based awards	26	—	15	—	—	—	15	—	15
Stock-based compensation	—	—	156	—	—	—	156	—	156
Forfeited dividends	—	—	11	—	—	—	11	—	11
Tender of shares for stock-based awards	—	—	—	—	5	(149)	(149)	—	(149)
Total comprehensive loss	—	—	—	(2,960)	—	—	(2,960)	(2)	(2,962)
Balance at September 30, 2019	9,331	$93	$186,516	$(45,590)	1,133	$(21,509)	$119,510	$18,073	$137,583

Balance at June 30, 2018	9,277	$93	$185,757	$(39,848)	1,124	$(21,260)	$124,742	$7,080	$131,822
Exercised and vested stock-based awards	11	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	267	—	—	—	267	—	267
Noncontrolling interests contributions	—	—	—	—	—	—	—	10,650	10,650
Total comprehensive loss	—	—	—	(2,372)	—	—	(2,372)	—	(2,372)
Balance at September 30, 2018	9,288	$93	$186,024	$(42,220)	1,124	$(21,260)	$122,637	$17,730	$140,367

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	43	—	15	—	—	—	15	—	15
Stock-based compensation	—	—	234	—	—	—	234	—	234
Forfeited dividends	—	—	11	—	—	—	11	—	11
Tender of shares for stock-based awards	—	—	—	—	9	(249)	(249)	—	(249)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	(4,589)	(4,589)
Total comprehensive loss	—	—	—	(4,487)	—	—	(4,487)	(3)	(4,490)
Balance at September 30, 2019	9,331	$93	$186,516	$(45,590)	1,133	$(21,509)	$119,510	$18,073	$137,583

Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Exercised and vested stock-based awards	38	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	629	—	—	—	629	—	629
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Noncontrolling interests contributions	—	—	—	—	—	—	—	17,650	17,650
Total comprehensive loss	—	—	—	(5,099)	—	—	(5,099)	—	(5,099)
Balance at September 30, 2018	9,288	$93	$186,024	$(42,220)	1,124	$(21,260)	$122,637	$17,730	$140,367

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K (Stratus 2018 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. Operating results for the nine-month period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

2. EARNINGS PER SHARE
Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 83 thousand shares of common stock for third-quarter 2019, 97 thousand shares for third-quarter 2018, 91 thousand shares for the first nine months of 2019 and 96 thousand shares for the first nine months of 2018 associated with restricted stock units and outstanding stock options that were anti-dilutive because of net losses.

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

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new H-E-B, L.P. (HEB)-anchored, mixed-use development project (Kingwood Place). As one of the participants in the private placement offering, LCHM purchased limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. Refer to Note 2 of the Stratus 2018 Form 10-K for further discussion.

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

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$493	$1,939
Restricted cash	—	2,284
Real estate under development	29,529	27,928
Land available for development	10,898	—
Real estate held for investment	27,059	—
Other assets	1,499	792
Total assets	$69,478	$32,943
Liabilities:
Accounts payable and accrued liabilities	$6,998	$3,484
Debt	35,982	6,125
Total liabilities	$42,980	$9,609
Net assets	$26,498	$23,334

Other Transactions
Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's general consulting services related to the entitlement and development of properties and expense reimbursements during third-quarter 2019 and the first nine months of 2019 totaled approximately $28 thousand and $84 thousand, respectively. Refer to Note 2 of the Stratus 2018 Form 10-K for further discussion.

4. DISPOSITIONS
On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and, after adjustments recorded in the second and third quarters of 2019, recorded a gain on this sale totaling $2.0 million for the first nine months of 2019.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$24	$24	$—	$—
Interest rate swap agreement	—	—	53	53
Liabilities:
Debt	367,358	372,331	295,531	299,531
Interest rate swap agreement	138	138	—	—

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

Interest Rate Swap and Cap Agreements. The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month London Interbank Offered Rate (LIBOR). As of September 30, 2019, the agreement had a notional amount of $15.4 million, which will amortize to $14.8 million by the end of the agreement, and as of December 31, 2018, the agreement had a notional amount of $15.8 million.

On September 30, 2019, and as required by The Santal loan (as defined in Note 6 below), a Stratus subsidiary paid $24 thousand to enter into an interest rate cap agreement, which caps maximum LIBOR at 3.0 percent, on a total notional amount of $75.0 million (the principal amount of The Santal loan). The interest rate cap agreement provides that the Stratus subsidiary will collect the difference between 3.0 percent and one-month LIBOR if one-month LIBOR is greater than 3.0 percent (refer to Note 6 for further discussion of The Santal loan). The interest rate cap agreement terminates on October 5, 2021.

The interest rate swap and cap agreements do not qualify for hedge accounting so changes in the agreements' fair values are recorded in the consolidated statements of comprehensive loss. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of both agreements. Stratus also evaluated the counterparty credit risk associated with both agreements, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate swap and cap agreements are classified within Level 2 of the fair value hierarchy.

6. DEBT
The components of Stratus' debt are as follows (in thousands):

	September 30, 2019	December 31, 2018
Goldman Sachs loan	$141,718	$143,250
The Santal loan	73,889	—
Comerica Bank credit facility	51,297	50,221
Amarra Villas credit facility	5,424	3,326
New Caney land loan	4,898	—
Barton Creek Village term loan	3,220	3,284
Construction loans:
Lantana Place	22,967	18,416
Jones Crossing	20,759	11,784
The Saint Mary	19,813	—
Kingwood Place	16,169	6,125
West Killeen Market	7,204	6,636
The Santal Phase I	—	32,622
The Santal Phase II	—	19,867
Total debt[a]	$367,358	$295,531
a.Includes net reductions for unamortized debt issuance costs of $3.8 million at September 30, 2019, and $2.8 million at December 31, 2018.

As of September 30, 2019, Stratus had $6.5 million available under its $60.0 million Comerica Bank revolving line of credit, with $2.2 million of letters of credit committed against the credit facility.

On September 30, 2019, a Stratus subsidiary entered into a $75.0 million loan with ACRC Lender LLC (The Santal loan) to refinance the Phase I and Phase II construction loans for The Santal. The Santal loan has a three-year primary term maturing on October 5, 2022, with the possibility of two 12-month extensions, subject to satisfying specified conditions. Interest on the loan is variable at LIBOR plus 2.85 percent (or, if applicable, a replacement rate), provided that at no time shall the interest rate be less than 4.80 percent per annum. The Santal loan contains certain financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and liquid assets of at least$7.5 million. Approximately $57.9 million of the proceeds were used to repay, in full, The Santal Phase I and Phase II construction loans. Remaining proceeds after paying transaction costs, were approximately $16 million, inclusive of reserves presented in restricted cash. In October 2019, Stratus used $13.0 million of the net proceeds to reduce the outstanding balance on its Comerica Bank credit facility. As a result of entering into The Santal loan, Stratus recognized a loss on early extinguishment of debt of $231 thousand in third-quarter 2019. As required by The Santal loan, Stratus entered into an interest rate cap agreement (see Note 5 for further discussion).

On March 19, 2019, two Stratus subsidiaries entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility, which was scheduled to mature on July 12, 2019. The new loan agreement provides for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date to March 19, 2022. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a debt-to-gross asset value of less than 50 percent. As of September 30, 2019, Stratus had $9.3 million available under its $15.0 million Amarra Villas credit facility. As a result of entering into this new loan agreement, Stratus recognized a loss on early extinguishment of debt of $16 thousand for the first nine months of 2019.

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

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $5.2 million in third-quarter 2019, $4.3 million in third-quarter 2018, $14.9 million for the first nine months of 2019 and $11.4 million for the first nine months of 2018. Stratus' capitalized interest costs totaled $2.0 million in third-quarter 2019, $2.1 million in third-quarter 2018, $6.2 million for the first nine months of 2019 and $6.0 million for the first nine months of 2018, primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest costs related to development activities at Kingwood Place and The Saint Mary.

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
During third-quarter 2019, the Committee designated Magnolia Place as an approved project under the Plan. As of September 30, 2019, there were no other significant changes to the fair value of the awards or the assumptions used to determine the fair values of the awards at December 31, 2018. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

During third-quarter 2019, Stratus accrued $0.2 million to project development costs and $0.2 million in general and administrative expense related to the Plan. During the nine months ended September 30, 2019, Stratus accrued $0.6 million to project development costs and $0.7 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $2.1 million at September 30, 2019, and $0.8 million at December 31, 2018 (included in other liabilities). As of September 30, 2019, no amounts had been paid to participants under the Plan.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 6 in the Stratus 2018 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $12.4 million at September 30, 2019, and $11.8 million at December 31, 2018. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first nine months of 2019 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and the Tax Cuts and Jobs Act's executive compensation limitation. The difference between Stratus' consolidated effective income tax rate for the first nine months of 2018 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax.

9. BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community; the Circle C community, including a portion of The Saint Mary; the Lantana community, including a portion of Lantana Place still under development and vacant pad sites; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia), Kingwood, Texas (a portion of Kingwood Place and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment includes the office and retail space at the W Austin Hotel & Residences, Barton Creek Village, The Santal, West Killeen Market in Killeen, Texas, and completed portions of The Saint Mary, Lantana Place, Jones Crossing and Kingwood Place.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real Estate Operations:
Developed property sales	$2,601	$2,025	$9,483	$10,036
Commissions and other	15	75	210	237
	2,616	2,100	9,693	10,273
Leasing Operations:
Rental revenue	5,024	2,813	13,066	7,148
	5,024	2,813	13,066	7,148
Hotel:
Rooms, food and beverage	8,097	7,554	24,279	25,156
Other	599	618	1,704	1,931
	8,696	8,172	25,983	27,087
Entertainment:
Event revenue	5,211	4,154	15,033	12,532
Other	708	684	1,902	1,958
	5,919	4,838	16,935	14,490

Total Revenues from Contracts with Customers	$22,255	$17,923	$65,677	$58,998

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended September 30, 2019:
Revenues:
Unaffiliated customers	$2,616	$5,024		$8,696	$5,919	$—	$22,255
Intersegment	4	219		68	307	(598)	—
Cost of sales, excluding depreciation	2,352	2,495		6,931	4,770	(185)	16,363
Depreciation	57	1,529		903	393	(47)	2,835
General and administrative expenses	—	—		—	—	3,025	3,025
Gain on sale of assets	—	(37)	[c]	—	—	—	(37)
Operating income (loss)	$211	$1,256		$930	$1,063	$(3,391)	$69
Capital expenditures and purchases and development of real estate properties	$3,110	$5,871		$294	$12	$—	$9,287
Total assets at September 30, 2019	225,912	193,878		98,062	43,855	6,225	567,932

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended September 30, 2018:
Revenues:
Unaffiliated customers	$2,100	$2,813	$8,172	$4,838	$—	$17,923
Intersegment	8	227	72	21	(328)	—
Cost of sales, excluding depreciation	2,279	1,235	6,639	4,154	(168)	14,139
Depreciation	65	863	886	391	(34)	2,171
General and administrative expenses	—	—	—	—	2,650	2,650
Operating (loss) income	$(236)	$942	$719	$314	$(2,776)	$(1,037)
Capital expenditures and purchases and development of real estate properties	$21,201	$10,334	$128	$24	$—	$31,687
Total assets at September 30, 2018	183,857	157,706	102,069	36,377	8,047	488,056

Nine Months Ended September 30, 2019:
Revenues:
Unaffiliated customers	$9,693		$13,066		$25,983	$16,935	$—	$65,677
Intersegment	13		678		195	381	(1,267)	—
Cost of sales, excluding depreciation	6,193	[d]	7,090		20,497	12,962	(526)	46,216
Depreciation	182		4,324		2,702	1,183	(223)	8,168
General and administrative expenses	—		—		—	—	9,143	9,143
Gain on sale of assets	—		(1,989)	[c]	—	—	—	(1,989)
Operating income (loss)	$3,331		$4,319		$2,979	$3,171	$(9,661)	$4,139
Capital expenditures and purchases and development of real estate properties	$8,866		$50,482		$548	$137	$—	$60,033
Municipal utility district (MUD) reimbursements applied to real estate under development[d]	920		—		—	—	—	920

Nine Months Ended September 30, 2018:
Revenues:
Unaffiliated customers	$10,273		$7,148	$27,087	$14,490	$—	$58,998
Intersegment	24		703	194	79	(1,000)	—
Cost of sales, excluding depreciation	9,405	[e]	3,756	20,861	11,850	(520)	45,352
Depreciation	190		2,234	2,675	1,171	(104)	6,166
General and administrative expenses	—		—	—	—	8,646	8,646
Operating income (loss)	$702		$1,861	$3,745	$1,548	$(9,022)	$(1,166)
Capital expenditures and purchases and development of real estate properties	$28,900		$52,619	$464	$385	$—	$82,368
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Relates to the first-quarter 2019 sale of a retail pad subject to a ground lease located in the Circle C community, including adjustments recorded in the second and third quarters of 2019.
d.Stratus received $4.6 million of bond proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheets, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statements of comprehensive loss. Refer to Note 1 of the Stratus 2018 Form 10-K for further discussion of Stratus' accounting policy for MUD reimbursements.
e.Includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

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

Operating lease costs were $0.3 million in third-quarter 2019 and $1.0 million for the first nine months of 2019. Total lease costs were $0.4 million in third-quarter 2018 and $1.2 million for the first nine months of 2018.

During the first nine months of 2019, Stratus paid $164 thousand for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of September 30, 2019, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent and the weighted-average remaining lease term was 94.3 years.

The future minimum payments for leases recorded on the consolidated balance sheet at September 30, 2019, follow (in thousands):

Remaining three months of 2019	$57
2020	199
2021	145
2022	434
2023	497
Thereafter	110,548
Total payments	111,880
Present value adjustment	(99,372)
Present value of net minimum lease payments	$12,508

The adoption of this ASU did not materially impact Stratus' accounting for contracts in which it is the lessor. Refer to Note 8 of the Stratus 2018 Form 10-K for further disclosure of minimum rental income under non-cancelable long-term leases as of December 31, 2018.

11. SUBSEQUENT EVENTS
Stratus evaluated events after September 30, 2019, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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
We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area, and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. Refer to Note 9 for further discussion of our operating segments.
BUSINESS STRATEGY

Our development portfolio consists of approximately 1,800 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues are located in downtown Austin and are central to the city's world-renowned, vibrant music scene.

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them profitably. Our development program of acquiring properties, securing and maintaining development entitlements, constructing and stabilizing the properties, and then preparing them for sale or refinancing is a key element of our strategy. We currently have projects in certain of these stages as described below in “Development Activities - Current Residential Activities” and “Development Activities - Current Commercial Activities.”

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

OVERVIEW

Our developed property sales can include an individual tract of land that has been developed and permitted for residential use, a developed lot with a residence already built on it or our one remaining condominium unit at the W Austin Residences. We may also sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business strategy.

Our net loss attributable to common stockholders totaled $3.0 million, $0.36 per share, in third-quarter 2019 and $4.5 million, $0.55 per share, for the first nine months of 2019, compared with $2.4 million, $0.29 per share, in third-quarter 2018 and $5.1 million, $0.63 per share, for the first nine months of 2018. The increase in our net loss attributable to common stockholders in the third-quarter 2019, compared to third-quarter 2018, is primarily the result of higher interest expense related to higher average debt. The decrease in our net loss attributable to common stockholders for the first nine months of 2019, compared to the first nine months of 2018, is primarily the result of municipal utility district (MUD) reimbursements and a gain on sales of assets (as discussed below), partially offset by higher interest expense related to higher average debt.
Our revenues totaled $22.3 million in third-quarter 2019 and $65.7 million for the first nine months of 2019, compared with $17.9 million in third-quarter 2018 and $59.0 million for the first nine months of 2018. The increase in revenues in the third quarter and the first nine months of 2019, compared to the 2018 periods, primarily reflects increased revenues associated with the commencement of leases at our recently completed properties and an increase in the number of events hosted and higher event attendance at ACL Live. The increase in revenue in the first nine months of 2019, compared to the first nine months of 2018, is partly offset by lower revenues from the Hotel segment and a decrease in single-family residential property sales.
We received $4.6 million of bond proceeds in the first nine months of 2019 related to Travis County MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, we recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheet, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statement of comprehensive loss for the first nine months of 2019. The first nine months of 2019 also included a gain on the sale of assets totaling $2.0 million, primarily related to the sale of a retail pad subject to a ground lease located in the Circle C community.
At September 30, 2019, we had total debt of $367.4 million and consolidated cash of $32.5 million. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of existing liquidity, including debt financing and cash from operations, to meet our cash requirements over the next 12 months. See “Capital Resources and Liquidity” below and “Risk Factors” included in Part 1, Item 1A. of our 2018 Form 10-K for further discussion.
DEVELOPMENT ACTIVITIES

Current Residential Activities.
In third-quarter 2019, we sold 4 Amarra Drive Phase III lots, 3 of which were included in the contract discussed below, for a total of $2.6 million, and during the first nine months of 2019, we sold 10 Amarra Drive Phase III lots, 7 of which were included in the contract discussed below, for a total of $6.0 million. As of September 30, 2019, 21 developed Amarra Drive Phase III lots and 9 developed Amarra Drive Phase II lots remained unsold.
In September 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 15 Amarra Drive Phase III lots to a homebuilder for a total of $11.6 million (the homebuilder contract). In accordance with the homebuilder contract, the parties are required to close on the sale of these lots ratably by September 30, 2020. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the homebuilder contract but would retain the related $45 thousand earnest money.

Subsequent to September 30, 2019, and through November 8, 2019, we sold one Amarra Drive Phase II lot and two Amarra Drive Phase III lots, one of which was subject to the homebuilder contract, for a total of $2.2 million. As of November 8, 2019, three Amarra Drive Phase III lots were under contract, in addition to the remaining five Amarra Drive Phase III lots subject to the homebuilder contract.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven townhomes during 2017 and 2018. The last completed townhome was sold in second-quarter 2019. During the first nine months of 2019 we sold two townhomes for $3.5 million. We expect to begin construction of the next four Amarra Villas townhomes during fourth-quarter 2019.
As of September 30, 2019, The Santal, a 448-unit, garden-style, multi-family project located in the upscale Barton Creek Community, was fully leased and stabilized. We completed construction of the second phase of The Santal, located directly adjacent to the first phase, during first-quarter 2019. On September 30, 2019, we closed a $75.0 million loan to refinance The Santal. Refer to Note 6 for further discussion of The Santal refinancing.

In June 2018, we obtained project financing for, and commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C Community. As of September 30, 2019, five of the nine buildings had been completed, and the first tenants took occupancy in July 2019. Two more buildings were completed in October 2019, and the last two buildings are expected to be completed by the end of November 2019.

For further discussion of our multi-family and single-family residential properties, see MD&A in our 2018 Form 10-K.

Current Commercial Activities.
Construction of Kingwood Place, an H-E-B, L.P. (HEB)-anchored, mixed-use development in Kingwood, Texas, is progressing on schedule. As of September 30, 2019, we had signed leases for approximately 80 percent of the retail space, including the HEB grocery store. The HEB grocery store is anticipated to open November 13, 2019, and the retail buildings were completed and turned over to tenants for construction of their interior spaces in August 2019. Refer to Note 3 for further discussion of project financing.

In March 2019, we finalized the lease for the HEB store at New Caney, an HEB-anchored, mixed-use development in New Caney, Texas, and acquired HEB's interest in the partnership for approximately $5 million. We currently do not anticipate commencing construction on the New Caney project prior to 2021. Refer to Note 6 for further discussion of the land loan.

Construction of the first phase of Lantana Place, a mixed-use development project located in southwest Austin was completed in 2018. As of September 30, 2019, we had signed leases for approximately 80 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019.

As of September 30, 2019, we had signed leases for approximately 95 percent of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an HEB grocery store.

For further discussion of our commercial properties, see MD&A in our 2018 Form 10-K.

Projects in Planning.
We are planning to proceed, subject to financing, with the first phase of development of Magnolia Place, a new mixed-use project in Magnolia, Texas, currently planned for 81,000 square feet of retail space; six pad sites; two hotel sites; and 50 acres of residential land allowing up to 1,200 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot HEB grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB. The first phase of development is expected to consist of approximately 41,000 square feet of retail space, three pads for lease and three pads to be held for sale, and we are currently evaluating the initial phase of multi-family development. We are currently in the process of securing a construction loan to finance the first phase of development and expect to begin site clearing in early 2020, followed by site work and joint use road and utility infrastructure that will support the entire project. We expect substantially all of the infrastructure costs to be eligible for future reimbursement by the Magnolia East MUD. Refer to Note 1 in our 2018 Form 10-K for further discussion of this MUD and our accounting policy for MUD reimbursements. The HEB grocery store is currently expected to open in mid-2021.

We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of single family lots and residential condominium lots, which is expected to double our density from 154 to 316 home sites. We submitted initial subdivision permit applications to the City of Austin and Travis County for Section KLO, which were approved in October 2019. The engineering for roads and utilities for the initial phases of Section KLO is in process. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity and result in an increase in potential densities. These potential development projects require extensive additional permitting and will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section

KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of numerous other factors affecting our business activities as described herein and in our 2018 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs.
The following table summarizes our results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss):
Real Estate Operations	$211	$(236)	$3,331	$702
Leasing Operations	1,256	942	4,319	1,861
Hotel	930	719	2,979	3,745
Entertainment	1,063	314	3,171	1,548
Corporate, eliminations and other	(3,391)	(2,776)	(9,661)	(9,022)
Operating income (loss)	$69	$(1,037)	$4,139	$(1,166)
Interest expense, net	$(3,203)	$(2,150)	$(8,686)	$(5,451)
Net loss attributable to common stockholders	$(2,960)	$(2,372)	$(4,487)	$(5,099)
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Developed property sales	$2,601	$2,025	$9,483	$10,036
Commissions and other	19	83	223	261
Total revenues	2,620	2,108	9,706	10,297
Cost of sales, including depreciation	2,409	2,344	6,375	9,595
Operating income (loss)	$211	$(236)	$3,331	$702

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II	—	$—	$—	1	$670	$211
Phase III	4	2,601	261	2	1,355	289

Total Residential	4	$2,601		3	$2,025

	Nine Months Ended September 30,
	2019			2018
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II	—	$—	$—	2	$1,275	$210
Phase III	10	6,033	242	6	3,800	272
Amarra Villas	2	3,450	1,607	2	3,821	1,666

W Austin Hotel & Residences Project
Condominium Unit	—	—	—	1	1,140	726
Total Residential	12	$9,483		11	$10,036

Real Estate Revenue. The increase in revenue in third-quarter 2019, compared to third-quarter 2018, primarily reflects more sales of developed properties in third-quarter 2019. The decrease in revenue during the first nine months of 2019, compared to the first nine months of 2018, primarily reflects the sale of a W Austin Hotel & Residences condominium in the 2018 period.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $2.4 million in third-quarter 2019 and $6.4 million for the first nine months of 2019, compared with $2.3 million in third-quarter 2018 and $9.6 million for the first nine months of 2018. The increase in cost of sales in third-quarter 2019, compared with third-quarter 2018, primarily reflects higher real estate sales in the 2019 quarter. The decrease in cost of sales for the first nine months of 2019, compared with the first nine months of 2018, primarily reflects $3.4 million in MUD reimbursements in the first nine months of 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold. Costs of sales for the first nine months of 2018 includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenue	$5,243	$3,040	$13,744	$7,851
Rental cost of sales, excluding depreciation	2,495	1,235	7,090	3,756
Depreciation	1,529	863	4,324	2,234
Gain on sale of assets	(37)	—	(1,989)	—
Operating income	$1,256	$942	$4,319	$1,861
Rental Revenue.  Rental revenue primarily includes revenue from The Santal, the office and retail space at the W Austin Hotel & Residences, West Killeen Market, Lantana Place, Jones Crossing and Barton Creek Village. The increase in rental revenue in the 2019 periods, compared with the 2018 periods, primarily reflects the commencement of new leases at The Santal, Lantana Place and Jones Crossing.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2019 periods, compared with the 2018 periods, primarily as a result of the leasing activity at The Santal, Lantana Place, Jones Crossing and The Saint Mary.

Gain on Sale of Assets. On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and, after adjustments recorded in the second and third quarters of 2019, recorded a gain on this sale totaling $2.0 million for the first nine months of 2019.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Hotel revenue	$8,764	$8,244	$26,178	$27,281
Hotel cost of sales, excluding depreciation	6,931	6,639	20,497	20,861
Depreciation	903	886	2,702	2,675
Operating income	$930	$719	$2,979	$3,745
Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The increase in Hotel revenues in third-quarter 2019, compared to third-quarter 2018, is primarily a result of higher food and beverage sales and increased weekday group and transient business. The decrease in Hotel revenues during the first nine months of 2019, compared to the first nine months of 2018, is primarily a result of reduced transient weekend business and overall group business and lower food and beverage sales. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $222 in third-quarter 2019 and $234 for the first nine months of 2019, compared with $214 in third-quarter 2018 and $243 for the first nine months of 2018.

While we remain optimistic about the long-term outlook of the W Austin Hotel based on increased office space growth downtown, continued population growth and increased tourism in the Austin market, a continued increase in competition resulting from the anticipated opening of additional hotel rooms in downtown Austin during the remainder of 2019 and throughout 2020 are expected to have an ongoing impact on our hotel revenues.

We continue to explore various opportunities with respect to Block 21, our mixed-use development in downtown Austin, Texas, that contains the W Austin Hotel & Residences and office, retail and entertainment space, which may include, but are not limited to, a possible sale, recapitalization or other venture. Our review of potential opportunities is in advanced stages. Our broker and management are working diligently to complete this review, which we currently expect to conclude within the next 30-60 days at which time we plan to present potential opportunities to our Board of Directions (Board) for consideration. Any transaction is subject to market conditions and we can give no assurances regarding the timing of any transaction, or whether any transaction will occur.

Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Entertainment revenue	$6,226	$4,859	$17,316	$14,569
Entertainment cost of sales, excluding depreciation	4,770	4,154	12,962	11,850
Depreciation	393	391	1,183	1,171
Operating income	$1,063	$314	$3,171	$1,548
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ACL Live
Events:
Events hosted	59	49	192	151
Estimated attendance	81,088	62,323	225,300	180,942
Ancillary net revenue per attendee	$41.68	$32.87	$44.27	$40.28
Ticketing:
Number of tickets sold	60,704	48,436	177,605	132,568
Gross value of tickets sold (in thousands)	$3,413	$2,686	$9,672	$7,786

3TEN ACL Live
Events:
Events hosted	46	55	148	161
Estimated attendance	9,308	9,520	27,798	29,462
Ancillary net revenue per attendee	$57.85	$49.84	$41.64	$40.93
Ticketing:
Number of tickets sold	5,565	5,316	17,890	18,025
Gross value of tickets sold (in thousands)	$130	$142	$425	$415
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $4.8 million in third-quarter 2019 and $13.0 million for the first nine months of 2019, compared to $4.2 million in third-quarter 2018 and $11.9 million for the first nine months of 2018, primarily reflecting increases in the number of events at ACL Live (20 percent increase for the quarterly period and 27 percent increase for the nine-month period).
Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $3.0 million in third-quarter 2019 and $9.1 million for the first nine months of 2019, compared with $2.7 million in third-quarter 2018 and $8.6 million for the first nine months of 2018. The increases in general and administrative expenses in the 2019 periods, compared with the 2018 periods, primarily reflect charges associated with our Profit Participation Incentive Plan, which was approved in 2018 and did not have charges in the comparative 2018 periods. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $5.2 million in third-quarter 2019 and $14.9 million for the first nine months of 2019 were higher, compared with $4.3 million in third-quarter 2018 and $11.4 million for the first nine months of 2018, primarily reflecting higher average debt to finance development activities.
Capitalized interest totaled $2.0 million in third-quarter 2019 and $6.2 million for the first nine months of 2019, compared with $2.1 million in third-quarter 2018 and $6.0 million for the first nine months of 2018, and is primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest costs associated with development activities at Kingwood Place and The Saint Mary.
Loss on Early Extinguishment of Debt. We recorded losses on early extinguishment of debt of $231 thousand in third-quarter 2019 and $247 thousand for the first nine months of 2019, primarily related to the refinancing of The Santal construction loans. Refer to Note 6 for further discussion.
Benefit from Income Taxes. We recorded a benefit from income taxes of $0.4 million for third-quarter 2019 and $0.2 million for the first nine months of 2019, compared with a benefit of $0.5 million in third-quarter 2018 and $1.0 million for the first nine months of 2018. Refer to Note 8 for further discussion of income tax benefits.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the nature and location of our assets will provide us positive cash flows over time.
Comparison of Cash Flows for the Nine Months Ended September 30, 2019 and 2018
Operating Activities. Cash used in operating activities totaled $4.0 million for the first nine months of 2019, compared with $26.6 million for the first nine months of 2018. Expenditures for purchases and development of real estate properties totaled $8.9 million for the first nine months of 2019 and $28.9 million for the first nine months of 2018, primarily related to development of our Barton Creek properties. Expenditures for purchases and development of real estate properties in the 2018 period also reflect the purchase of the Kingwood Place land. During the first nine months of 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million reduced the net loss before taxes for the period and $0.9 million was applied to real estate under development).
Investing Activities. Cash used in investing activities totaled $53.8 million for the first nine months of 2019 and $54.6 million for the first nine months of 2018. Capital expenditures totaled $51.2 million for the first nine months of 2019, primarily related to development of the Kingwood Place and The Saint Mary projects, and $53.5 million for the first nine months of 2018, primarily related to development of The Santal, Lantana Place, Jones Crossing and The Saint Mary projects.
We also made payments totaling $1.2 million for the first nine months of 2019 and $1.5 million for the first nine months of 2018 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.
We recorded a purchase of noncontrolling interest totaling $4.6 million for the first nine months of 2019 as a result of our acquisition of HEB's interests in the New Caney partnership in which we and HEB collectively purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas.
Financing Activities. Cash provided by financing activities totaled $68.6 million for the first nine months of 2019 and $88.9 million for the first nine months of 2018. During the first nine months of 2019, net borrowings on the Comerica Bank credit facility totaled $1.1 million, compared with net borrowings of $26.3 million for the first nine months of 2018, primarily to fund development projects and capital expenditures. Net borrowings on other project and term loans totaled $69.2 million for the first nine months of 2019, primarily related to The Santal refinancing and The Saint Mary, Kingwood Place, Jones Crossing and New Caney, compared with net borrowings of $46.3 million for the first nine months of 2018, primarily for The Santal, Lantana Place and Jones Crossing. The first nine months of 2018 also include $17.7 million of capital contributions from the Class B limited partners in The Saint Mary and Kingwood Place limited partnerships (refer to Note 3). See “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2019.
Credit Facility and Other Financing Arrangements
At September 30, 2019, the total principal amount of our outstanding debt was $371.1 million, compared with $298.4 million at December 31, 2018. We had borrowings of $51.3 million under the $60.0 million Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, $6.5 million of which was available at September 30, 2019, net of $2.2 million of letters of credit committed against the credit facility.
On September 30, 2019, one of our subsidiaries entered into a $75.0 million loan with ACRC Lender LLC to refinance The Santal construction loans. In October 2019, we used $13.0 million of the net proceeds to reduce the outstanding balance on our Comerica Bank credit facility. Refer to Notes 5 and 6 for further discussion.

Refer to Note 5 in our 2018 Form 10-K for further discussion of our outstanding debt.

Several of our financing instruments contain customary financial covenants. The West Killeen Market construction loan includes a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The Comerica credit facility, the Goldman Sachs loan, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Amarra Villas credit facility, the Kingwood Place loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in the agreements, of $125 million. The Comerica credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. In addition, our Comerica Bank credit facility and the Amarra Villas credit facility require Comerica's prior written consent for any common stock repurchases in excess of $1.0 million in aggregate and for any dividend payments. Our Barton Creek Village term loan includes a requirement that Stratus' subsidiary maintain a minimum debt service coverage ratio, as defined in the agreement, of 1.35 to 1.00. As of December 31, 2018, and September 30, 2019, the subsidiary's minimum debt service coverage ratio calculated in accordance with the Barton Creek Village term loan agreement was not in compliance with this requirement. PlainsCapital Bank waived the subsidiary's obligation to comply with the minimum debt service coverage ratio until December 31, 2019. As of September 30, 2019, Stratus was in compliance with all other financial covenants.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2019 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Goldman Sachs loan	$569	$2,313	$2,470	$2,613	$2,765	$131,871	$142,601
The Santal loan[a]	—	—	—	75,000	—	—	75,000
Comerica Bank credit facility[b]	—	51,297	—	—	—	—	51,297
Amarra Villas credit facility	—	—	—	5,674	—	—	5,674
New Caney land loan[c]	—	—	5,000	—	—	—	5,000
Barton Creek Village term loan	23	94	100	105	112	2,822	3,256
Construction loans:
Lantana Place	—	29	338	355	22,448	—	23,170
Jones Crossing	—	—	202	288	20,563	—	21,053
The Saint Mary	—	—	20,079	—	—	—	20,079
Kingwood Place[a]	—	—	—	16,678	—	—	16,678
West Killeen Market	—	88	111	7,108	—	—	7,307
Total	$592	$53,821	$28,300	$107,821	$45,888	$134,693	$371,115
a.We have the option to extend the maturity date for two additional twelve-month periods, subject to certain conditions.
b.Refer to Note 6 for further information regarding our Comerica Bank credit facility.
c.We have the option to extend the maturity date for one additional twelve-month period, subject to certain conditions.

Other than debt transactions (as discussed in Note 6), there have been no material changes in our contractual obligations since December 31, 2018. Refer to Part II, Items 7. and 7A. in our 2018 Form 10-K for further information regarding our contractual obligations.
NEW ACCOUNTING STANDARDS
Refer to Note 10 for discussion of a recently adopted accounting standards update.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes in our off-balance sheet arrangements since December 31, 2018. Refer to Note 8 in our 2018 Form 10-K for further information.
CAUTIONARY STATEMENT
MD&A contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as statements regarding projections or expectations related to the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, operational and financial performance, expectations regarding future cash flows, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, financing plans, possible joint venture, partnership, strategic relationships or other relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the sale of The Oaks at Lakeway in 2017, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.
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
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to refinance and service our debt, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint venture, partnership, strategic relationships or other arrangements, our ability to effect our business strategy, including our ability to sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in the Austin, Texas area and other select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and corporations, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers' or tenants' failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2018 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2019.

In November 2013, our Board of Directors approved an increase in our open-market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program in third quarter 2019. As of September 30, 2019, a total of 991,695 shares of our common stock remain available for repurchase under this program. The program does not have an expiration date.

Our Comerica Bank credit facility and Amarra Villas credit facility require lender approval of common stock repurchases in excess of $1.0 million in the aggregate.

For a discussion of restrictions on our ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" in Part I, Item 2 of this quarterly report on Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1*	Loan and Security Agreement by and between Santal, L.L.C., as borrower and ACRC Lender LLC, as lender, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.2	Note by and between Santal, L.L.C. and ACRC Lender LLC, dated September 30, 2019.		8-K	001-37716	10/4/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X
_______________________

* The registrant agrees to furnish supplementary to the Securities and Exchange Commission (SEC) a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(a)(5) of Regulation S-K.

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

Date: November 12, 2019
S-1