Form 10-K
period 2019-12-31
STRATUS PROPERTIES INC
filed 2020-03-16
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-37716
Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Lavaca St., Suite 300
Austin	,	Texas	78701
(Address of principal executive offices)			(Zip Code)
(512) 478-5788
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STRS	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $161.7 million on June 30, 2019.
Common stock issued and outstanding was 8,199,078 shares on February 29, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2020 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

PART I

Items 1. and 2.  Business and Properties

Except as otherwise described herein or where the context otherwise requires, all references to “Stratus,” “we,” “us” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic reports filed with or furnished to the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, through our website, "stratusproperties.com," or by submitting a written request via mail to Stratus Investor Relations, 212 Lavaca St., Suite 300, Austin, Texas, 78701. These reports and amendments are available through our website or by request as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC, "Financial Statements and Supplementary Data."

References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8.), and references to “MD&A” refer to Management’s Discussion and Analysis of Financial Condition and Results of
Operations and Quantitative and Qualitative Disclosures About Market Risk included herein (refer to Items 7. and
7A.).

Overview

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties located in the Austin, Texas area and other select, fast-growing markets in Texas.

We generate revenues and cash flows from the sale of our developed properties and rental income from our leased properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence already built on the lot. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family apartment complexes that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie house, other retail products and services, and included a hotel ground lease. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. See “Business Strategy” in MD&A for further discussion. Our company was incorporated under the laws of the State of Delaware on March 11, 1992.

Pending Sale of Block 21 - Discontinued Operations

Block 21, our wholly owned, mixed-use real estate development and entertainment business, contains the W Austin Hotel and the ACL Live and 3TEN ACL Live entertainment venues, which are located in downtown Austin and are central to the city’s world renowned, vibrant music scene. During December 2019, we entered into an agreement to sell Block 21 for $275 million. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for all periods presented in the financial statements included in this Form 10-K.

The transaction is expected to close in the second quarter of 2020, subject to the satisfaction of closing conditions. We are evaluating options for the use of the net proceeds of the sale and for our future real estate development and leasing operations. Refer to "Discontinued Operations" in MD&A and Note 4 for further discussion.

Continuing Operations

Real Estate Operations. The acreage under development and undeveloped as of December 31, 2019, that comprise our real estate operations is presented in the following table. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi-family units, single-family lots and commercial development based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage (i.e., development work is not currently in progress on such property) includes real estate that can be sold “as is.”

	Acreage Under Development			Undeveloped Acreage
	Single Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	13	—	13	512	266	394	1,172	1,185
Circle C	—	—	—	—	21	216	237	237
Lantana	—	—	—	—	—	37	37	37
Other	—	—	—	7	—	—	7	7
Lakeway	—	—	—	34	—	—	34	34
Magnolia	—	—	—	28	26	70	124	124
Jones Crossing	—	—	—	—	21	23	44	44
Kingwood Place	—	2	2	—	10	13	23	25
West Killeen Market	—	—	—	—	—	3	3	3
New Caney	—	—	—	—	—	38	38	38
Camino Real, San Antonio	—	—	—	—	—	2	2	2
Total	13	2	15	581	344	796	1,721	1,736
Revenue from our real estate operations segment accounted for 46 percent of our total revenue for 2019 and 67 percent for 2018.

The following table summarizes the estimated development potential of our undeveloped acreage as of December 31, 2019:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek[a]	169	1,582	1,588,081
Lakeway	100	—	—
Circle C	—	56	674,942
Lantana	—	—	380,621
Magnolia	96	588	133,605
New Caney	—	—	180,496
Kingwood Place	—	300	—
Jones Crossing	—	300	104,750
Other	1	6	—
Total	366	2,832	3,062,495
a.See “Properties – Barton Creek- Section KLO and Section N” below for further discussion of ongoing development planning that may result in increased densities for single-family and multi-family and commercial properties.

Leasing Operations. Our principal leasing operations at December 31, 2019, consisted of (1) a 44,493-square-foot retail complex at West Killeen Market, (2) a 154,117-square-foot retail space at Jones Crossing, (3) a 99,379-square-foot mixed-use development representing the first phase of Lantana Place, (4) a 143,855-square-foot mixed-use development project at Kingwood Place, (5) The Santal multi-family project, a garden-style apartment complex consisting of 448 units, and (6) The Saint Mary multi-family project, a luxury garden-style apartment complex consisting of 240 units.

Revenue from our leasing operations segment accounted for 54 percent of our total revenue for 2019 and 33 percent for 2018.

As of December 31, 2019, excluding the assets held for sale at our discontinued operations, our assets at The Santal represented 19 percent of our total assets. No other property exceeded ten percent of our total assets. As of December 31, 2019, 84 percent of our available retail space was leased.

See the charts below for our leasing revenue by property and our developed square feet of retail space by geographic location as of December 31, 2019.

Our retail leasing properties had average rentals of $19.77 per square foot as of December 31, 2019. Our scheduled expirations of leased retail square footage as of December 31, 2019, as a percentage of total space leased is less than 1 percent in 2022, 2 percent in 2023, 5 percent in 2024, and 93 percent thereafter.

For further information about our operating segments see “Results of Operations” in MD&A. See Note 10 for a summary of our revenues, operating income and total assets by operating segment.

Properties

Our properties are primarily located in the Austin, Texas area, but include properties in other select markets in Texas. Our Austin-area properties include the following:

Barton Creek
Our Amarra Drive and The Santal properties are located in the Barton Creek community, which is a 4,000-acre upscale community located southwest of downtown Austin. We are also planning future development in residential Section KLO and commercial and multi-family Section N.

Amarra Drive.  Amarra Drive is a subdivision featuring lots ranging from one to over five acres. In 2008, we completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold two lots in 2019 and three lots in 2018. As of December 31, 2019, seven developed Phase II lots remained unsold.

In 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. We sold 14 lots in 2019 and 9 lots in 2018. As of December 31, 2019, 17 developed Phase III lots and two homes built on Phase III lots remained unsold.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed sitework in 2015. The townhomes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. Construction of the first seven townhomes was completed during 2017 and 2018. We sold the last two completed townhomes in 2019 and began construction of the next four Amarra Villas townhomes in first-quarter 2020. We sold four townhomes in 2018.

The Santal. The Santal is a garden-style luxury apartment complex located in Section N, which is part of the Barton Creek community. As of December 31, 2019, The Santal multi-family project, consisting of 448 units, was fully leased and stabilized.

Section KLO and Section N. We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of single family lots and residential condominium lots, which is expected to double our density from 154 to 316 home sites. The City of Austin and Travis County approved initial subdivision permit applications for Section KLO in October 2019. The engineering for roads and utilities for the initial phases of Section KLO is in process. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity and result in an increase in potential densities. These potential development projects require extensive additional permitting and development will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

Circle C community
The Circle C community is a master-planned community located in Austin, Texas. In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement), which firmly established all essential municipal development regulations applicable to our Circle C properties until 2032. See Note 9 for a summary of incentives we received in connection with the Circle C settlement.

We are developing the Circle C community based on the entitlements secured in the Circle C settlement. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2019, our Circle C community had remaining entitlements for 674,942 square feet of commercial space and 56 multi-family units.
The Saint Mary. In June 2018, we commenced construction of The Saint Mary, a 240-unit luxury garden-style apartment project located in the Circle C community. As of December 31, 2019, construction had been completed and approximately 60 percent of the units were leased.

Lantana
Lantana is a community south of Barton Creek in Austin. As of December 31, 2019, we had remaining entitlements for approximately 381,000 square feet of office and retail use on 37 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. Lantana Place is a partially developed, mixed-use real-estate development project. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. We previously entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, and construction of that hotel began in May 2019. As of December 31, 2019, we had signed leases for approximately 80 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, which opened in May 2018.

The Oaks at Lakeway
We own approximately 34 acres of undeveloped property in Lakeway, Texas located in the greater Austin area, which is zoned for residential, hotel and civic uses. See Note 9 for discussion of our sale of The Oaks at Lakeway.

Our other Texas properties include:

Magnolia Place
In 2014, we acquired 124 acres in the greater Houston area to develop the Magnolia Place project, which is currently planned for 133,605 square feet of retail space; 7 pad sites; 2 hotel sites; and 96 single-family lots and 588 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot H-E-B, L.P. (HEB) grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB. Refer to MD&A for further discussion.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB shadow-anchored retail project with 44,493 square feet of commercial space and three pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction at West Killeen Market was completed in June 2017. The HEB grocery store opened in April 2017. As of December 31, 2019, leases for approximately 70 percent of the space at

West Killeen Market had been executed, all current tenants have opened for business and leasing activities for the vacant retail space and the three vacant pad sites are ongoing.

Jones Crossing
In 2017, we acquired a 72-acre tract of land in College Station, Texas, for Jones Crossing, an HEB-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project was completed in third-quarter 2018. The HEB grocery store opened in September 2018, and, as of December 31, 2019, we had signed leases for 95 percent of the completed retail space, including the HEB grocery store. As of December 31, 2019, we had approximately 44 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and five vacant pad sites. We continue to evaluate options for the multi-family component of this project.

Kingwood Place
In August 2018, we purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place, an HEB-anchored, mixed-use development project. The Kingwood Place project is expected to total approximately 152,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, with 49,000 square feet of retail space, 5 retail pads and an 10-acre parcel planned for approximately 300 multi-family units. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the HEB grocery store opened in November 2019. An 8,000-square-foot retail building is under construction and expected to be completed in June 2020, and we have signed ground leases on two other retail pads. Three retail pads remain available for lease. As of December 31, 2019, we had signed leases for approximately 80 percent of the completed retail space, including the HEB grocery store.

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

Competition

We operate in highly competitive industries, namely the real estate development and leasing industries. In the real estate development industry, we compete with numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with developers that may possess greater financial, marketing or other resources than we have. Our prospective customers generally have a variety of choices of new and existing residences and sites when considering a purchase. We attempt to differentiate our properties primarily on the basis of design, quality, uniqueness, amenities, location and our developer reputation.

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

In regards to our discontinued operations, competition in the hotel industry is generally based on quality and consistency of rooms, availability of restaurant and meeting facilities and services, attractiveness of location, price and other factors. Management believes that we compete favorably in these areas, however hotel room count in the Austin central business district has increased significantly over the past decade. In the entertainment industry, we compete with other venues in the Austin, Texas area, and venues in other markets for artists likely to perform in the
Austin, Texas region. Touring artists have several alternatives to our venue when scheduling tours.

See Part I, Item 1A. “Risk Factors” for further discussion.

Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” in MD&A and Note 6.

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
Employees

At December 31, 2019, we had a total of 73 employees, 50 of which were full-time employees, located at our Austin, Texas headquarters. Of these, 43 employees, including 20 full-time employees, were employed by our Block 21 subsidiary and will become employees of the purchaser upon completion of the Block 21 sale transaction. We believe we have a good relationship with our employees, none of whom are represented by a union. During 2019, we contracted with a third party to provide the majority of the part-time staffing at our entertainment venues. Since 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days' notice or earlier upon mutual written agreement.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations related to whether and when the sale of Block 21 will be completed, the potential impacts of the evolving coronavirus pandemic, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize or refinance properties, operational and financial performance, expectations regarding future cash flows, municipal utility district reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, liquidity, tax rates, the impact of interest rate changes, capital expenditures, financing plans, possible joint venture, partnership, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases.

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

Risks Relating to the Pending Sale of Block 21

The closing of the pending sale of Block 21 is subject to various risks and uncertainties, may not be completed in accordance with expected plans, on the currently contemplated timeline, or at all, and the pending sale may be disruptive to the operations and profitability of our hotel and entertainment businesses.

As previously announced and discussed elsewhere in this report, on December 9, 2019, two of our wholly owned subsidiaries entered into definitive agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman or Purchaser) for $275 million. Block 21 is our wholly owned mixed-use real estate development and entertainment business in downtown Austin, Texas that contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business. The properties and operations of Block 21 constitute all of the properties and operations of our hotel and entertainment businesses and some of the properties and operations of our leasing segment.

The Block 21 transaction is currently expected to close in the second quarter of 2020, subject to the satisfaction or waiver of a number of specified closing conditions, including the consent of the loan servicer to the Purchaser’s assumption of the loan secured by the Block 21 properties, and other customary closing conditions. The Purchaser has deposited $15 million in earnest money to secure its performance under the agreements governing the sales. If the conditions to the closing of the sale of Block 21 are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Block 21 or such completion may be delayed beyond our expected timeline.

Whether or not the proposed sale of Block 21 is completed, the prior announcement and current pendency of the sale may be disruptive to Block 21’s businesses and may adversely affect current or prospective relationships with current and prospective guests, customers, employees and suppliers. Uncertainties related to the pending sale could divert the attention of management and other employees from the day-to-day operations of Block 21 in preparation for and during the completion of the sale. If we are unable to effectively manage these risks, Block 21’s businesses, results of operations, financial condition and prospects could be adversely affected.

If the proposed sale of Block 21 is delayed or not completed for any reason, we will have expended significant management resources in an effort to complete the sale and will have incurred significant transaction costs. Accordingly, if the proposed sale of Block 21 is not completed on the terms set forth in the definitive agreements governing the sale, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

We cannot assure that the sale of Block 21 will result in additional value being realized by our shareholders.

If completed, the sale of Block 21 is anticipated to provide us with substantial net cash proceeds and increased availability under our revolving credit facility. Our remaining businesses would consist of our traditional real estate operations segment and the majority of our leasing operations segment. We are evaluating options for the use of the net proceeds of the sale and for our future real estate and leasing operations.

Block 21 contributed substantial amounts of our operating income, in many recent periods more than 100%, and contributed a majority of our revenue and operating cash flow in many recent periods. The real estate business is capital intensive. Many of our real estate development projects, by their nature, anticipate that we will make cash expenditures and incur expenses without realizing the projected return until a future period that may be years away. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our remaining indebtedness or to fund other liquidity needs. Accordingly, the sale of Block 21 will impact our future financial performance and liquidity in ways that we cannot predict.

In order to secure our subsidiaries’ responsibilities for the accuracy of certain representations and warranties in the agreements governing the sale of Block 21, $6.875 million will be held in escrow for 13 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims. We cannot assure you that we will eventually receive all or any of the amounts held in escrow.

Accordingly, we cannot assure you that we will be able to redeploy the capital we obtain from the sale of Block 21 in a way that would result in additional value to our shareholders, or that we will engage in any transaction or transactions that will result in our shareholders realizing additional value from the sale.

Risks Relating to our Business and Industries

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction on such land. Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding for our liquidity needs. We have also, from time to time, relied on project-level equity financing of our subsidiaries. As of December 31, 2019, our outstanding debt totaled $224.6 million and our cash and cash equivalents totaled $8.8 million, excluding debt and cash and cash equivalents associated with Block 21 included in discontinued operations. Our level of indebtedness could have significant adverse consequences. For example, it could:

•Increase our vulnerability to adverse changes in economic and industry conditions;

•Require us to dedicate a substantial portion of our cash flow from operations and proceeds from asset sales to pay or provide for our indebtedness, thus reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, investments, dividends and other general corporate purposes;

•Limit our flexibility to plan for, or react to, changes in our business and the markets in which we operate;

•Force us to dispose of one or more of our properties, possibly on unfavorable terms;

•Place us at a competitive disadvantage to our competitors that have less debt; and/or

•Limit our ability to borrow money to fund our working capital, capital expenditures, debt service requirements and other financing needs.

Our ability to make scheduled debt service payments or to refinance our indebtedness, depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control, including evolving risks relative to the spread of the coronavirus or fear of the further spread of the coronavirus. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. The coronavirus pandemic has negatively impacted economic activity worldwide, including in our areas of operations. Any further deterioration of current economic conditions in our areas of operations could impact our ability to refinance our debt and obtain renewals on favorable terms or at all. In the future we may not be able to obtain sufficient external sources of liquidity on attractive terms, if at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt scheduled to become due in the near future. There can be no assurance that we will maintain cash reserves and generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Any of these occurrences may have a material adverse effect on our liquidity, financial condition and results of operations. For example, our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could force us to sell properties on unfavorable terms or ultimately result in foreclosure on properties pledged as collateral, which could result in a loss of our investment and harm our reputation. In addition, any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs.

Our current financing arrangements contain, and our future financing arrangements likely will contain, certain financial and restrictive covenants relating to our operations and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt.

The terms of the agreements governing our indebtedness include restrictive covenants and require that certain financial ratios be maintained. For example, the minimum stockholders’ equity covenant contained in one of our debt agreements requires us to maintain total stockholders’ equity balance of $110.0 million. At December 31, 2019, our total stockholders’ equity was $121.1 million. Certain loan agreements include a requirement that we maintain liquid assets, as defined in the agreement, above certain thresholds. Several of our debt agreements include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million, and certain of our debt agreements include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreements, of less than 50 percent. In addition, several of our debt agreements include a financial covenant to maintain a debt service coverage ratio as defined in each agreement. As of December 31, 2019, we were in compliance with all financial covenants (see Note 6). Our Comerica Bank credit facility and other debt arrangements contain several significant limitations restricting our ability to, among other things:

•Borrow additional money or issue guarantees;

•Pay dividends, repurchase shares or make other distributions to shareholders;

•Make loans, advances or other investments;

•Create liens on assets;

•Sell assets;

•Enter into sale-leaseback transactions;

•Enter into transactions with affiliates; and

•Engage in mergers or consolidations.

Failure to obtain necessary bank consents or to comply with any of the restrictions or covenants in our loan documents could result in a default that may, if not cured or waived, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. Certain of our debt arrangements have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. We cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations, satisfy our capital needs or engage in other business activities that may be desirable or advantageous to us. See Note 6 for additional discussion of our restrictive covenants.

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

Periods of economic uncertainty, weakness or recession; significantly rising interest rates; declining employment levels; declining demand for real estate; declining real estate values; pandemic illnesses or fear of the potential spread of illnesses such as coronavirus; or the public perception that any of these events or conditions may occur or be present, may negatively affect our business. These economic conditions can result in a general decline in acquisition, disposition and leasing activity, a general decline in the value of real estate and in rents and increases in tenant defaults on rental payments, which in turn reduce revenue derived from property sales and leases as well as revenues associated with development activities. These conditions can also lead to a decline in property sales prices as well as a decline in funds invested in existing commercial real estate and related assets and properties planned for development. Other factors that could influence demand in our industries include labor costs, access to credit on reasonable terms, geopolitical issues and other macroeconomic factors. With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets. The outbreak is having a significant adverse impact on the hotel and entertainment industries and, if repercussions of the outbreak are prolonged, could have a significant adverse impact on our real estate and leasing operations, which could be material.

During an economic downturn, investment capital is usually constrained, and it may take longer for us to dispose of real estate investments. As a result, the value of our real estate investments may be reduced increasing the risk for asset impairments and write-offs and we could realize losses or diminished profitability. If economic and market conditions decline, our business performance and profitability could deteriorate. If this were to occur, we could fail to comply with certain financial covenants in our debt agreements, which would force us to seek waivers or amendments with our lenders. No assurance can be given that we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all.

Increases in interest rates will increase our interest cost and may adversely affect our cash flow, and changes in how LIBOR, the London interbank offered rate, is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest cost.

We have incurred, and may in the future incur, indebtedness that bears interest at a variable rate. Our consolidated debt at December 31, 2019, was $224.6 million (excluding debt related to Block 21 included in discontinued operations), all of which was variable-rate debt. An increase in interest rates would increase our interest cost and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make purchases and develop properties. We may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate swap agreements. These agreements involve certain additional risks.

LIBOR is widely used as a reference for setting the interest rate on variable-rate loans globally. We have used LIBOR as a reference rate in our promissory notes, loans, credit facilities, and other debt agreements such that the interest due to our creditors pursuant to these loans is calculated using LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. If LIBOR is unavailable after 2021, our debt with interest rates that are indexed to LIBOR will be determined using various alternative methods to the extent provided for in our agreements, which could result in increases in interest rates on such debt. Further, before LIBOR ceases to exist, we may need to renegotiate our debt agreements and the loans that utilize LIBOR to replace LIBOR with another standard. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates on our borrowing costs or the capital markets generally. While the full consequences of these developments cannot be predicted, they could result in higher interest obligations than under the current form of LIBOR.

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area.

Our real estate operations are primarily located in the Austin, Texas area. While our real estate operations have expanded to include select markets in Texas outside of the Austin area, including College Station, Kingwood, Magnolia, West Killeen and New Caney, the geographic concentration of the majority of our operations and of the properties we may have under development at any given time means that our business is more vulnerable to local economic, regulatory, and other conditions (such as local periods of economic slowdown or recession, business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes and the cost of complying with governmental regulations or increased regulation) and adverse project-specific risks than the businesses of larger, more diversified companies. The performance of the Austin area's economy and our other select markets in Texas greatly affects our revenue and consequently the underlying values of our properties. We cannot assure you that these markets will continue to grow or that underlying real estate fundamentals will continue to be favorable in these markets. Our geographic concentration may create increased vulnerability during regional economic downturns, which can significantly affect our financial condition and results of operations. See “Overview - Real Estate Market Conditions” in Part II, Items 7. and 7A. for more information.

Adverse weather conditions or natural disasters could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be adversely affected by weather conditions, including natural disasters, in or near our areas of operations. For our real estate operations, adverse weather may delay development or damage property resulting in substantial repair or replacement costs to the extent not covered by insurance, cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations. Our competitors may be affected differently by such changes in weather conditions or natural disasters depending on the location of their supplies or operations, which could result in such events having a larger impact on us that on our competitors.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our properties, including business interruption, property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. We use our discretion when determining amounts, coverage limits and deductibles, for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a building or other facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive may be inadequate to restore our economic position in an affected property. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured. A significant uninsured loss could materially and adversely affect our business, liquidity, financial condition and results of operations.

The loss of certain key senior management personnel could negatively affect our business.

We depend on the experience and knowledge of our executive officers and other key personnel who guide our strategic direction and execute our business strategy, have extensive market knowledge and relationships and exercise substantial influence over our operational, financing, development and construction activities. Among the reasons that these individuals are important to our success is that each has a regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, community stakeholders and industry personnel. Our Chairman, President and Chief Executive Officer has been employed by the company since its inception in 1992. He has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board of Directors (Board) since August 1998. Our Senior Vice President and Chief Financial Officer has been employed by the company since 2009. The loss of any of our key senior management personnel could negatively affect our business. Our success may also be dependent in part on our ability to continue to employ and retain other skilled personnel.

Our business may be adversely affected by information technology disruptions and the failure to maintain the integrity of employee or company data could result in harm to our reputation, and result in a loss of business and/or subject us to costs, fines, investigations, enforcement actions, or lawsuits.

Many of our business and operational processes are dependent on traditional and emerging technology systems to conduct day-to-day operations and lower costs. As our dependence on information systems grows, we become more vulnerable to an increasing threat of continually evolving cybersecurity risks. Cybersecurity incidents are increasing in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, phishing, credential attacks, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, employee theft or misuse and the corruption of data. Our systems are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins, and similar events. These or similar occurrences could also lead to interruptions or delays in the operation of our systems resulting in business impact, including loss of business.

We rely on the availability of information technology systems to operate our business. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. The integrity and protection of employee and company data, as well as the continuous operation of our systems, are critical to our business. Efforts to hack or breach security measures, disruptions or failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, operator error, or inadvertent releases of data may materially impact our information systems and records. A significant theft, loss, loss of access to, or fraudulent use of guest, employee, or company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines, litigation, investigations, enforcement actions, or lawsuits.

We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us or interrupt our day-to-day operations, there can be no assurance that we will not experience any such losses in the future. We believe we have implemented appropriate measures to safeguard our systems and data and mitigate potential risks. However, given the unpredictability of the timing, the wide variety of sources from which a cyber-attack can originate, and the evolving nature and scope of information technology disruptions, the various procedures and controls we use to monitor and protect against these threats and to mitigate our potential risks to such threats may not be sufficient in preventing cybersecurity incidents from materializing. Even if we are not targeted directly, cyber-attacks on the U.S. government, financial markets, financial institutions, or other businesses, including third parties with whom we do business, could disrupt our normal business operations and networks. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

Failure to succeed in new markets may limit our growth.

We have acquired in the past, and we may acquire in the future if appropriate opportunities arise, properties that are outside of the Austin, Texas area, which is our primary market. For example, we currently have properties in the following Texas cities: College Station, Kingwood, Magnolia, West Killeen and New Caney. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, competing with other companies that already have an established presence in the area, hiring and retaining key personnel, evaluating quality tenants in the area, and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management's time and other resources away from our current primary market. As a result, we may not be successful in expanding into new markets, which could adversely impact our financial condition, results of operations, cash flow, cash available for distribution, and ability to service our debt obligations.

Part of our business strategy is dependent on maintaining strong relationships with key anchor tenants and our inability to do so could adversely affect our business. In addition, our key anchor tenants may have interests that differ from ours, which could adversely affect us.

We have formed strategic relationships with key anchor tenants as part of our overall strategy for particular development projects and may enter into other similar arrangements in the future. For example, our West Killeen

Market, Jones Crossing, Kingwood Place, Magnolia and New Caney mixed-use development projects are each anchored by an HEB grocery. Any deterioration in our relationship with HEB or our inability to form and retain strategic relationships with key anchor tenants or enter into other similar arrangements in the future could adversely affect our business.

While key anchor tenants provide local credibility, enhance our ability to attract other tenants or customers to the area or offer other competitive attributes, they may have the ability to exert influence over our development projects through restrictive lease covenants (such as exclusive use covenants or prohibited use covenants) that restrict our rights or have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. We may also be subject to reputational harm or the value of our properties may be adversely affected if the reputation or financial position of any of our key anchor tenants deteriorates.

Risks Relating to Real Estate Operations

There can be no assurance that all of the properties in our active development pipeline will be completed in their entirety in accordance with the anticipated timing or cost, or that we will achieve the results we expect from the development of such properties, which could materially and adversely affect our financial condition, results of operations.

We currently have several active development projects, including Kingwood Place, Magnolia Place and Amarra Villas. The development of the projects in our active development pipeline is subject to numerous risks, many of which are outside of our control. The cost necessary to complete the development of our active development pipeline could be materially higher than we anticipate. In addition, we could decide not to undertake construction on one or more of the projects in our development pipeline if our pre-leasing or financing efforts are unsuccessful, among other reasons. Furthermore, if we are delayed in the completion of any development project, tenants may have the right to terminate pre-development leases, which could materially and adversely affect the financial viability of the project. In addition, even if we decide to commence construction on a project, we can provide no assurances that we will complete any of the projects in our active development pipeline on the anticipated schedule or within the budget, or that, once completed, the properties in our development pipeline will achieve the results that we expect. If the development of the projects in our development pipeline is not completed in accordance with our anticipated timing or at the anticipated cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The real estate business is highly competitive and many of our competitors are larger and financially stronger than we are or have lower cost structures than we do.

The real estate business is highly competitive. We compete with a large number of companies and individuals that have significantly greater financial, sales, marketing and other resources than we have in addition to competitors that have lower cost structures than we do. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire and develop properties throughout the U.S. Competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the purchase prices for such properties. In addition, a downturn in the real estate industry could significantly increase competition among developers. Increased competition could cause us to increase our selling incentives, lose existing or potential tenants, offer more substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options, or other incentives in order to retain tenants when our tenants' leases expire, and reduce our prices. An oversupply of real estate properties available for sale or lease, as well as the potential significant discounting of prices by some of our competitors, may adversely affect our results of operations.

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

Revenue from our real estate operations segment accounted for 46 percent of our total revenue for the fiscal year ended December 31, 2019. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and spending, and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, general national, regional and local economic, political and social conditions, fluctuations in interest rates and mortgage availability, over-building in our markets, a decline in brick-and-mortar retail industry, changes in demographic conditions, changes in tenant preferences and changes in government regulations or requirements, including tax law changes. Any of the foregoing factors could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash, and market values may be adversely affected by these economic circumstances, market fundamentals, and competitive and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict the level of future sales or sales prices that will be realized for individual assets. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income or increase our net loss. See "Critical Accounting Policies" in Part II, Items 7. and 7A. for more information.

Our operations are subject to an intensive regulatory approval process and opposition from environmental and special interest groups, either or both of which could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use entitlements and issues, and subdivision, site planning and environmental issues under applicable regulations. Some of these approvals are discretionary. Obtaining all of the necessary permits and entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary permits and/or entitlements to proceed with a real estate development or may be required to alter our plans for the development. Because government agencies and special interest groups have, in the past, expressed concerns about our development plans in or near Austin, and in the future may express similar concerns in or near the Austin area and in our other select markets in Texas, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive. In addition, any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell, and thereby, our financial condition, results of operations and cash flows.

Several special interest groups have, in the past, opposed our plans in the Austin area and have taken various actions to partially or completely restrict development in some areas, including areas where some of our most valuable properties are located. We have actively opposed these actions. However, because of the regulatory environment that has existed in the Austin area and the opposition of these special interest groups, there can be no assurance that an unfavorable ruling would not have a significant long-term adverse effect on the overall value of our property holdings.

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

Risks Relating to Leasing Operations

Unfavorable changes in market and economic conditions could negatively affect occupancy or rental rates, which could negatively affect our financial condition and results of operations and ability to service our debt.

Revenue from our leasing operations segment accounted for 54 percent of our total revenue from continuing operations for the fiscal year ended December 31, 2019. In 2019, our leasing operations primarily involved the lease of retail space at retail and mixed-use properties that we developed, and the lease of residences in multi-family apartment complexes that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie house, other retail products and services, and include a hotel ground lease. We have also leased commercial office space in the past.

The average occupancy rates and rents at properties we develop and lease, particularly those that are newly constructed or have not stabilized, may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions, the development by competitors of competing retail, office or housing alternatives, or our inability to achieve stabilization of a property on schedule, any of which may result in increased construction and financing costs and a decrease in expected rental revenues.

A decline in real estate market and economic conditions could adversely affect occupancy or rental rates, which could adversely affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our markets include the following:

•Local conditions in the market, such as an oversupply of, or decrease in demand for, retail space, residential rental properties, or office space, or increased competition from other available retail buildings, apartment complexes or office buildings;

•The inability or unwillingness of tenants to pay their current rent or rent increases; and

•Declines in market rental rates.

Our rental revenues may be lower as a result of lower average occupancy rates, increased turnover, reduced rental rates, increased concessions and potential increases in uncollectible rent. In addition, we continue to incur expenses such as maintenance costs, insurance costs and property taxes, whether or not a property is occupied. We cannot predict with certainty whether any of these conditions will occur or whether, and to what extent, they will have an adverse effect on our operations.

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our retail and mixed use projects.

We face competition in attracting tenants to choose our retail and mixed-use projects over those of other developers and owners of similar properties. Once entered into, our retail leases typically range from five to ten years or longer. Adverse market or economic conditions that negatively impact our tenants’ businesses such as the ongoing and evolving coronavirus outbreak and its repercussions, particularly if prolonged, could adversely impact their ability to meet their obligations under the leases or to renew the leases. These tenants face continual competition in attracting customers, often including from on-line competitors. Further, as new technologies emerge, the relationships among customers, retailers, and shopping centers are evolving on a rapid basis. If we are unable to adapt to such new technologies and relationships on a timely basis, our financial performance may be adversely impacted.

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our apartment properties.

We also face competition in attracting tenants to our apartment complexes, including from other apartment properties as well as from condominiums and single-family homes available for rent or purchase. Once entered into, our apartment leases are typically for a term of 12 months. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Adverse economic conditions that negatively impact our tenants' employment, such as the ongoing and evolving coronavirus outbreak and its repercussions, particularly if prolonged, could adversely impact our tenants' ability to pay rent. Our ability to rent residences at our apartment properties at attractive rates may be adversely impacted by economic conditions that could cause tenants and potential tenants to prefer housing alternatives with lower rents. In addition, economic developments that favor home ownership over renting, such as low or declining interest rates, favorable or improving mortgage terms or a strong or strengthening job market, could also have an adverse impact on our apartment properties.

Risks Relating to our Discontinued Operations - W Austin Hotel

An adverse change in external perceptions of the W Austin Hotel could negatively affect the hotel’s results of operations.

Our W Austin Hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. The hotel’s ability to attract and retain guests depends, in part, upon the external perceptions and market recognition of the W hotel brand, of Starwood and Marriott as hotel operators and of the quality of the W Austin Hotel and its services. The reputation of the W Austin Hotel may be negatively affected if Marriott’s or Starwood’s reputations are damaged for any reason. In addition, we are required to spend money periodically to keep the property well maintained, modernized and refurbished in accordance with brand standards, which may be more costly than we anticipate.

The W Austin Hotel’s revenues, profits or market share could be harmed if the W Austin Hotel is unable to compete effectively in the hotel industry in Austin.

The hotel industry in Austin is highly competitive. The W Austin Hotel competes for customers with other hotel and resort properties in Austin, ranging from national and international hotel brands to independent, local and regional hotel operators. We compete based on a number of factors, including quality and consistency of rooms, restaurant, bar and meeting facilities and services, attractiveness of location and price, and other amenities. Historically, the Austin market has had a limited number of high-end hotel accommodations. However, hotel capacity is being expanded by other hotel operators in Austin, including several properties in close proximity to the W Austin Hotel in downtown Austin. Furthermore, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms. Increased internet bookings of alternatives to hotel rooms could have an adverse effect on our hotel's occupancy, average daily rate and revenue per available room.

The W Austin Hotel is subject to the business, financial and operating risks common to the hotel industry, any of which could reduce its revenues and profitability.

Business, financial and operating risks common to the hotel industry include:

•Changes in desirability of the hotel’s location (i.e. Austin) as a travel destination;

•Decreases in the demand for hotel rooms and related lodging services in general, including a reduction in business travel as a result of alternatives to in-person meetings (including virtual meetings hosted online or over private teleconferencing networks), because of the fear of the spread of illnesses such as the Coronavirus, or because of general economic conditions;

•Increases in fixed costs, including increases in commercial property taxes;

•Decreased corporate, governmental or convention travel-related spending;

•The costs and administrative burdens associated with complying with applicable laws and regulations, including employment, health, safety and environmental laws; and

•Increases in operating costs including, but not limited to, energy, water, labor (including the effect of labor shortages, unionization and minimum wage increases), food, workers’ compensation and health-care, insurance and unanticipated costs related to force majeure events and their consequences.

The ongoing and evolving coronavirus (COVID-19) outbreak is having a significant adverse impact on the hotel industry, and we have recently received a significant number of cancellations at the W Austin Hotel. Prolonged repercussions from the outbreak could have a material adverse impact on the W Austin Hotel.

Risks Relating to our Discontinued Operations - Entertainment Businesses

Our entertainment businesses face intense competition in the live music industry, and they may not be able to maintain or increase their revenue or profits.

Our entertainment businesses compete in a highly competitive industry, and may not be able to maintain or increase their revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending, and our venues compete with other venues to book artists. Our entertainment businesses’ competitors compete for key personnel who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those our entertainment businesses provide or that achieve greater market acceptance and brand recognition than our entertainment businesses achieve.

Other variables related to our entertainment businesses that could adversely affect their financial performance include:

•Changes in consumer preferences and decreased success in offering events that appeal to customers;

•Technological changes and innovations that may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees;

•General economic conditions which could cause our consumers to reduce discretionary spending;

•Unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers via ticket prices;

•Event, tour and artist cancellations;

•Interruptions in our computer, communications, information and ticketing systems and infrastructures and data loss or other breaches of our network security;

•Occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents such as active shooter incidents, public health concerns such as contagious disease outbreaks such as the coronavirus, weather conditions, natural disasters or similar events that may require us to cancel or reschedule an event; and

•Occurrence of personal injuries or accidents in connection with our live music events.

The ongoing and evolving coronavirus (COVID-19) outbreak is having a significant adverse impact on the entertainment industry. Prolonged repercussions from the outbreak could have a material adverse impact on our entertainment venues. Any one or more of these or similar occurrences or worsening of such occurrences could adversely affect the financial performance of our entertainment businesses by, among other things, leading to decreases in the number of events hosted; event attendance; ticket sales; revenue from private events, sponsorships, personal seat license sales and suite sales; and revenue from sales of concessions and merchandise.

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

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions:

•Provide for a classified Board serving staggered three-year terms;

•Authorize the Board to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•Establish advance notice requirements for nominations to the Board or for proposals that can be presented at stockholder meetings;

•Limit who may call stockholder meetings or act by written consent; and

•Require a supermajority stockholder vote for certain transactions with a 20% stockholder, subject to certain exceptions.

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

Holders of our common stock are entitled to receive dividends only when and if they are declared by our Board. Further, our Comerica Bank loan agreements prohibit us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared a special cash dividend on our common stock in March 2017 after receiving written consent from Comerica Bank, we are not required to again do so and we may not pay special cash dividends in the future. Comerica Bank’s consent to the payment of a dividend in March 2017 is not indicative of the bank’s willingness to consent to the payment of future dividends. Additionally, our Comerica Bank loan agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the facilities. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. The declaration of future dividends and share repurchases, which is subject to our Board's discretion and the restrictions under our Comerica Bank loan agreements, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About our Executive Officers
Certain information as of February 29, 2020, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	55	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	58	Senior Vice President and Chief Financial Officer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of February 29, 2020, there were 307 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of our Board of Directors (the Board); however, our ability to pay dividends is restricted by the terms of our loan agreements with Comerica Bank (which include the Comerica Bank credit facility, Amarra Villas credit facility, and Kingwood Place construction loan), which prohibits us from paying a dividend on our common stock. The declaration of future dividends, which is subject to our Board’s discretion and the restrictions under our Comerica Bank loan agreements, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Additionally, our Comerica Bank loan agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the facilities. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. See Part I, Item 1A. "Risk Factors" for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the Board-approved open market share purchase program during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2019	—	$—	—	991,695
November 1 to 30, 2019	—	—	—	991,695
December 1 to 31, 2019	—	—	—	991,695
Total	—	$—	—	991,695
a.In November 2013, the Board approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.
As stated above, our Comerica Bank loan agreements require lender approval of any common stock repurchases in excess of $1.0 million.

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

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties located in the Austin, Texas area and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties and rental income from our leased properties. See "Operations" in Part I, Items 1. and 2. "Business and Properties," and Note 10 for further discussion of our operating segments and “Business Strategy” for a discussion of our business strategy.

BUSINESS STRATEGY

Our portfolio consists of approximately 1,700 acres of undeveloped acreage and acreage under development for commercial, multi-family and single-family residential projects, plus several completed retail and residential projects.

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them profitably. Our full cycle development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing, and then preparing them for sale or refinancing is a key element of our strategy. We currently have projects in certain of these stages as described below in “Development Activities - Residential” and “Development Activities - Commercial.”

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

During 2019, we made significant progress in advancing our primary business objectives as we:
(1) entered into an agreement to sell Block 21, which contains the W Austin Hotel and the ACL Live and 3TEN ACL Live entertainment venues, for $275 million;
(2) completed construction of The Saint Mary, a 240-unit multi-family development in the Circle C community;
(3) completed construction of the H-E-B, L.P. (HEB) grocery store and two retail buildings with a total of 143,855 square feet at Kingwood Place, an HEB-anchored, mixed-use development project in Kingwood, Texas;
(4) completed construction of the second phase and refinanced The Santal, a 448-unit garden style, multi-family project in the Barton Creek community;
(5) finalized the New Caney HEB grocery store lease and acquired HEB’s interests in the New Caney partnership for approximately $5 million; and

(6) completed the sales of Barton Creek Village for $7.7 million and a retail pad subject to a ground lease located in the Circle C community for $3.2 million.
We are evaluating our options for the use of the net proceeds from the sale of Block 21.
GENERAL

Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. We may sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business strategy.

Our acreage under development and undeveloped as of December 31, 2019, is presented in the following table.

	Acreage Under Development			Undeveloped Acreage
	Single Family	Commercial	Total	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	13	—	13	512	266	394	1,172	1,185
Circle C	—	—	—	—	21	216	237	237
Lantana	—	—	—	—	—	37	37	37
Other	—	—	—	7	—	—	7	7
Lakeway	—	—	—	34	—	—	34	34
Magnolia	—	—	—	28	26	70	124	124
Jones Crossing	—	—	—	—	21	23	44	44
Kingwood Place	—	2	2	—	10	13	23	25
West Killeen Market	—	—	—	—	—	3	3	3
New Caney	—	—	—	—	—	38	38	38
Camino Real, San Antonio	—	—	—	—	—	2	2	2
Total	13	2	15	581	344	796	1,721	1,736

Our single-family residential holdings at December 31, 2019, are principally in southwest Austin, Texas, and include developed lots, townhomes under development in Amarra Drive in Barton Creek and a condominium unit at the W Austin Residences in downtown Austin. Our multi-family and commercial holdings at December 31, 2019, consist of The Santal, Lantana Place, Jones Crossing, West Killeen Market, Kingwood Place, The Saint Mary and New Caney. See “Development Activities - Residential” and “Development Activities - Commercial” below for further discussion.

Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family apartment complexes that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie house, other retail products and services, and include a hotel ground lease.

In 2019, our revenues totaled $30.0 million and our net loss attributable to common stockholders totaled $2.5 million, compared with revenues of $25.0 million and a net loss attributable to common stockholders of $4.0 million for 2018. Revenues increased in 2019, compared with 2018, primarily as a result of the commencement of leases at our recently completed properties, partly offset by a decrease in sales of higher-priced residential units.

We received $4.8 million of proceeds in 2019 related to Travis County municipal utility district (MUD) reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, we recorded $1.1 million as a reduction of real estate under development on the consolidated balance sheet, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statement of comprehensive loss for 2019. The year ended December 31, 2019, also included a pre-tax gain on the sale of assets totaling $5.7 million, primarily related to the sales of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.
Our results for 2018 include equity in unconsolidated affiliates income of $1.15 million ($0.9 million to net loss attributable to common stockholders), primarily related to Crestview Station, and a net tax charge of $0.2 million associated with U.S. tax reform.

At December 31, 2019, we had total debt of $224.6 million (see “Debt Maturities and Other Contractual Obligations” below for further discussion) and consolidated cash of $8.8 million, excluding debt and cash related to Block 21, which is reported in discontinued operations. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. For discussion of operating cash flows and debt transactions see “Capital Resources and Liquidity” below.

Since January 2020, the coronavirus (COVID-19) outbreak has caused substantial disruption in international and U.S. economies and markets, which intensified in recent weeks. The coronavirus and fear of further spread of the coronavirus has caused quarantines, cancellation of events and travel, business and school shutdowns, and overall reduction in business and economic activity. On March 6, 2020, the annual South by Southwest music festival in Austin, Texas was cancelled. On March 11, 2020, the World Health Organization designated the coronavirus outbreak a pandemic. The outbreak is having a significant adverse impact on the hotel and entertainment industries. Due to the cancellation of South by Southwest and Austin’s recent ban on large gatherings, we recently received a significant number of cancellations at the W Austin Hotel. We continue to closely monitor the coronavirus situation and are evaluating its impact and potential impact on our business. We are taking recommended preventative measures at our properties to protect tenants, customers and employees. The situation is evolving rapidly, and we cannot at this time reliably estimate the financial impact on our company. See “Risk Factors” for additional discussion.

Real Estate Market Conditions. Because of the concentration of our assets primarily in the Austin, Texas area, and in other select, fast-growing markets in Texas, market conditions in these regions significantly affect our business. Our future operating cash flows and our ability to develop and sell our properties will be dependent on the level and profitability of our real estate sales. In turn, these sales will be significantly affected by future real estate market conditions in and around Austin and the other markets in which we operate, including development costs, interest rates, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically have moved in periodic cycles, and can be volatile. Real estate development in southwest Austin, where most of our real estate under development and undeveloped real estate is located, has historically been constrained as a result of various restrictions imposed by the city of Austin. Additionally, several special interest groups have traditionally opposed development in southwest Austin.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The Austin-Round Rock-area population increased by 33 percent from 2009 through 2018, largely because of growing interest in Austin’s local job market. Median family income levels in the Austin-Round Rock area increased by 30 percent during the same period. The expanding economy resulted in rising demands for residential housing, commercial office space and retail services. From 2009 through 2018, sales tax receipts in the city of Austin rose by 66 percent, an indication of the increase in business activity during the period.

The following chart compares Austin-Round Rock’s five-county median family income and metro area population for 1999, 2009 and the most current information available for 2018 (actual) and 2019 (estimate), based on United States (U.S.) Census Bureau data and Austin-Round Rock’s data.

Austin - Round Rock
Median Family Income ($ thousands)
Metro Area Population (in millions)
0
10
20
30
40
50
60
70
80
0.0
0.2
0.4
0.6
0.8
1.0
1.2
1.4
1.6
1.8
2.0
2.2
1999
2009
2018 2019
Income
Population

Based on the city of Austin's fiscal year of October 1 through September 30, the chart below compares the city of Austin's sales tax revenues for 1999, 2009 and 2018 (the latest period for which data is available).

City of Austin
Sales Tax Revenues
($ Millions)
250
200
150
100
50
0
1999
2009
2018

Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Vacancy rates in the city of Austin, Texas as of December 31, 2019 and 2018, are noted below.

	Vacancy Rates
Building Type	2019		2018
Office Buildings (Class A)	10.5%	[a]	9.4%	[a]
Multi-Family Buildings	5.5%	[b]	5.5%	[b]
Retail Buildings	4.1%	[b]	4.4%	[b]
a.CB Richard Ellis: Austin MarketView
b.Marcus & Millichap Research Services, CoStar Group, Inc.
CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” We believe that our most critical accounting estimates relate to our real estate, deferred tax assets, income taxes, profit recognition on sales of real estate and the profit participation incentive plan.

Management has reviewed the following discussion of its development and selection of critical accounting estimates with the audit committee of our Board of Directors (Board).

Real Estate.  Real estate is classified as held for sale, under development, held for investment or land available for development (see Note 1). When events or circumstances indicate that an asset’s carrying amount may not be recoverable, an impairment test is performed. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, if the projected undiscounted cash flow from the asset is less than the related carrying amount, a reduction of the carrying amount of the asset to fair value is required. Measurement of an impairment loss is based on the fair value of the long-lived asset. Generally, we determine fair value using valuation techniques such as discounted expected future cash flows.

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers or operators in the area in which we develop or operate our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during the two years ended December 31, 2019.

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. We had deferred tax assets (net of deferred tax liabilities) totaling $12.3 million at December 31, 2019.

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

Profit Participation Incentive Plan. In July 2018, the Compensation Committee of our Board adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Compensation Committee as approved projects under the Plan. Under the Plan, 25 percent of the profit for each approved project following a capital transaction (each as defined in the Plan) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. We estimate the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus' equity and preferred return including costs to complete for projects under development, all of which involve significant judgment and estimates. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. During 2019, we accrued $0.7 million to project development costs and $1.0 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $2.5 million at December 31, 2019 (included in other liabilities). See Note 1 and Note 8 for additional discussion.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2019, the number of our residential developed lots/units, lots/units under development and lot/units for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase II lots	7	—	—	7
Phase III lots	17	—	—	17
Phase III homes	2	—	—	2
Amarra Villas	—	13	—	13
Other townhomes	—	—	170	170
Section N multi-family:
The Santal	448	—	—	448
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The Saint Mary	240	—	—	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Jones Crossing	—	—	300	300
Kingwood Place	—	—	300	300
Magnolia	—	—	684	684
Other	—	—	7	7
W Austin Residences	1	—	—	1
Total Residential Lots/Units	715	13	3,185	3,913
a.Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the city of Austin and other cities in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.
Barton Creek
Amarra Drive. In 2008, we completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold two lots for $1.2 million in 2019 and three lots for $2.0 million in 2018, two of which were included in the contract discussed below. As of December 31, 2019, seven developed Phase II lots remained unsold.
In 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. We sold 14 lots in 2019 for $8.9 million, 8 of which were included in the contract discussed below, and 9 lots in 2018 for $5.9 million, 2 of which were included in the contract discussed below. As of December 31, 2019, 17 developed Phase III lots and 2 homes built on Phase III lots remained unsold.

In September 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 15 Amarra Drive Phase III lots to a homebuilder for a total of $11.6 million (the original homebuilder contract). In January 2020, the original homebuilder contract was terminated and replaced with a similar contract with the same homebuilder in which we agreed to sell the three remaining Amarra Drive Phase III lots under the original contract as well as three new Amarra Drive Phase II lots and two new Amarra Drive Phase III lots for $5.2 million (the new homebuilder contract). In accordance with the new homebuilder contract the parties are required to close on the sale of these lots ratably before March 31, 2021. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the contract but would retain the related $45 thousand earnest money.

Subsequent to December 31, 2019, and through March 12, 2020, we sold one Amarra Drive Phase II lot, six Amarra Drive Phase III lots, including one which was subject to the new homebuilder contract, and two homes built on Amarra Drive Phase III lots for a total of $11.7 million. As of March 12, 2020, one Amarra Drive Phase II lot and one

Amarra Drive Phase III lot were under contract, in addition to the remaining three Amarra Drive Phase II lots and four Amarra Drive Phase III lots subject to the new homebuilder contract discussed above.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development for which we completed site work in late 2015. Construction of the first five townhomes was completed during 2017 and an additional two townhomes were completed in 2018. We sold the last two completed townhomes for $3.5 million in 2019. We sold four townhomes for $7.5 million in 2018. We began construction on the next four Amarra Villas townhomes in the first quarter of 2020.

The Santal. The Santal multi-family project is a garden-style apartment complex in the Barton Creek community. As of December 31, 2019, The Santal multi-family project, consisting of 448 units, was fully leased and stabilized. We completed construction of the second phase of The Santal, located directly adjacent to the first phase, during first-quarter 2019.

Section KLO and Section N. We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of single family lots and residential condominium lots, which is expected to double our density from 154 to 316 home sites. The city of Austin and Travis County approved initial subdivision permit applications for Section KLO in October 2019. The engineering for roads and utilities for the initial phases of Section KLO is in process. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity and result in an increase in potential densities. These potential development projects require extensive additional permitting and will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

Circle C
We are developing our properties located in the Circle C community based on the entitlements secured in our Circle C settlement with the city of Austin. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2019, our Circle C community had remaining entitlements for 674,942 square feet of commercial space and 56 multi-family units. See Note 9 for a summary of incentives we received in connection with the Circle C settlement.

The Saint Mary. During 2019, we completed construction of The Saint Mary, a 240-unit luxury garden-style apartment project located in the Circle C community. As of December 31, 2019, approximately 60 percent of the units were leased. We expect to explore opportunities to sell The Saint Mary upon stabilization, subject to market conditions. See Note 2 for further discussion.

W Austin Residences
As of December 31, 2019, one condominium unit remained unsold. The condominium unit is not included in the sale of Block 21.

Commercial.  As of December 31, 2019, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development of commercial property (excluding our discontinued operations associated with Block 21, which include the W Austin Hotel, the ACL Live entertainment venue and the related office and retail space) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,500,000	1,500,000
Circle C	—	—	674,942	674,942
Lantana:
Lantana Place	99,379	—	220,621	320,000
Tract G07	—	—	160,000	160,000
Magnolia	—	—	133,605	133,605
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,117	—	104,750	258,867
Kingwood Place	143,855	8,000	—	151,855
New Caney	—	—	180,496	180,496
Total Square Feet	441,844	8,000	3,062,495	3,512,339
a.Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the city of Austin and other cities in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun.

Barton Creek and Circle C Commercial
As indicated in the table and discussion above, we have substantial commercial property development potential in Barton Creek and Circle C.

Lantana, including Lantana Place
Lantana is a community south of Barton Creek in Austin. As of December 31, 2019, we had remaining entitlements for approximately 381,000 square feet of office and retail use on 37 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements. Lantana Place is a partially developed, mixed-use real-estate development project. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. We previously entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, and construction of that hotel began in May 2019. As of December 31, 2019, we had signed leases for approximately 80 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, which opened in May 2018.

Magnolia Place
We are planning to proceed, subject to financing, with the first phase of development of Magnolia Place, a mixed-use project in Magnolia, Texas, currently planned for 133,605 square feet of commercial space; 7 pad sites; 2 hotel sites; and 96 single-family lots and 588 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot HEB grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB. The first phase of development is expected to consist of approximately 33,000 square feet of retail space, 4 pads for lease and 3 pads to be held for sale, and we are currently evaluating the initial phase of multi-family development. We are currently in the process of securing a construction loan to finance the first phase of development. We began site clearing, which will be followed by site work and joint use road and utility infrastructure that will support the entire project. We expect substantially all of the infrastructure costs to be eligible for future reimbursement by the Magnolia East MUD. Refer to Note 1 for further discussion of this MUD and our accounting policy for MUD reimbursements. The HEB grocery store is currently expected to open in mid-2021.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project with 44,493 square feet of commercial space and three pad sites. The project is shadow-anchored by an adjacent

90,000 square-foot HEB grocery store. Construction of the commercial space and pad sites was completed in 2017. As of December 31, 2019, we had executed leases for approximately 70 percent of the retail space at West Killeen Market and leasing activities for the vacant retail space and the three vacant pad sites are ongoing.

Jones Crossing
Construction of the first phase of the retail component of Jones Crossing, an HEB-anchored, mixed-use development in College Station, Texas, is complete. As of December 31, 2019, we had signed leases for approximately 95 percent of the completed retail space, including the HEB grocery store. As of December 31, 2019, we had approximately 44 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and five vacant pad sites. We continue to evaluate options for the multi-family component of this project.

Kingwood Place
In August 2018, we purchased a 54-acre tract of land in Kingwood, Texas to be developed as Kingwood Place, a mixed-use development project. The Kingwood project is expected to total approximately 152,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, with 49,000 square feet of retail space, 5 retail pads and a 10-acre parcel planned for approximately 300 multi-family units. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the HEB grocery store was completed and opened in November 2019. An 8,000-square-foot retail building is under construction and expected to be completed in June 2020, and we have signed ground leases on two other retail pads. Three retail pads remain available for lease. As of December 31, 2019, we had signed leases for approximately 80 percent of the retail space, including the HEB grocery store. See Note 2 for further discussion.

New Caney
In October 2018, we purchased a 38-acre tract of land, in partnership with HEB, for approximately $9.5 million in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet (inclusive of the HEB grocery store), 5 pad sites, and a 10-acre multi-family parcel. We finalized the lease for the HEB grocery store in March 2019, and upon execution of this lease, we acquired HEB’s interests in the partnership for approximately $5 million. We currently plan to commence construction on the New Caney project no earlier than 2021.

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

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2019		2018
Operating income (loss):
Real estate operations	$4,112	[a]	$1,144	[b]
Leasing operations	8,296	[c]	1,932
Corporate, eliminations and other	(11,192)		(10,313)
Operating income (loss)	$1,216		$(7,237)
Interest expense, net	$(4,248)		$(198)
Loss from continuing operations	$(2,787)		$(5,347)
Income from discontinued operations[d]	$320		$1,361
Net loss attributable to common stockholders	$(2,464)		$(3,982)	[e]
a.We received $4.8 million of proceeds in 2019 related to Travis County MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, $3.4 million was recorded as a reduction in real estate cost of sales.
b.Includes $0.4 million of reductions to cost of sales associated with collection of prior-years’ assessments of properties in Barton Creek.
c.Includes a gain on the sale of assets totaling $5.7 million, primarily related to the sales of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.

d.See Note 4 and the discussion below under heading “Discontinued Operations” for further information regarding discontinued operations.
e.Includes $1.15 million from equity in unconsolidated affiliates’ income reflecting Stratus’ interest in Crestview Station. During 2018, Crestview Station sold its last tract of land and its multi-family entitlements.

As a result of the pending sale of Block 21, Stratus currently has two operating segments: Real Estate Operations and Leasing Operations (see Notes 4 and 10). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results for the years ended December 31 (in thousands):

	2019	2018
Revenues:
Developed property sales	$13,549	$16,509
Commissions and other	254	300
Total revenues	13,803	16,809
Cost of sales, including depreciation	9,691	15,665
Operating income	$4,112	$1,144

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2019			2018
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Units	Revenues	Average Cost per Lot/Unit
Barton Creek
Amarra Drive:
Phase II lots	2	$1,235	$229	3	$1,970	$213
Phase III lots	14	8,864	286	9	5,938	277
Amarra Villas townhomes	2	3,450	1,607	4	7,461	1,704

W Austin Residences:
Condominium unit	—	—	—	1	1,140	726
Total Residential	18	$13,549		17	$16,509

Real Estate Revenue. The decrease in revenue from the Real Estate Operations segment in 2019, compared with 2018, primarily reflects lower revenues from the sales of higher-priced residential units, including Amarra Villas townhomes and the W Austin Residences condominium sold in 2018.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $9.7 million in 2019 and $15.7 million in 2018. The decrease in cost of sales in 2019, compared with 2018, primarily reflects (i) $3.4 million in MUD reimbursements received in 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold and (ii) fewer residential unit sales. Costs of sales for 2018 includes $0.4 million of reductions to cost of sales associated with collection of prior-years' assessments of properties in Barton Creek.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $5.3 million in 2019 and $5.2 million in 2018.

Leasing Operations
The following table summarizes our Leasing Operations results for the years ended December 31 (in thousands):

	2019	2018
Rental revenue	$16,218	$8,211
Rental cost of sales, excluding depreciation	8,069	3,644
Depreciation	5,536	2,635
Gain on sales of assets	(5,683)	—
Operating income	$8,296	$1,932

Rental Revenue.  Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing and West Killeen Market. The increase in rental revenue in 2019, compared with 2018, primarily reflects the commencement of leases at our recently completed properties.

Rental Cost of Sales and Depreciation.  Rental costs of sales and depreciation expense increased in 2019, compared with 2018, primarily reflecting the completion of the projects and increased activity at The Santal and Lantana Place.

Gain on Sales of Assets. During 2019, we recorded a pre-tax gain of $5.7 million, primarily related to the sales of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.

Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 10) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses totaled $11.3 million in 2019 and $10.3 million in 2018. The increase in general and administrative expenses in 2019, compared to 2018, primarily reflects charges associated with our Profit Participation Incentive Plan, which was approved in late 2018 and therefore did not have a full year of expense in 2018. See Note 8 for further discussion of our Profit Participation Incentive Plan. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by our operating segments.

Non-Operating Results
Interest Expense, Net.  Interest costs (before capitalized interest) totaled $11.9 million in 2019 and $7.7 million in 2018. The increase in interest costs in 2019, compared with 2018, primarily reflects higher average debt balances.

Capitalized interest totaled $7.7 million in 2019 and $7.5 million in 2018, and is primarily related to development activities at Barton Creek. The 2019 period also included capitalized interest costs associated with the development activities at Kingwood Place and The Saint Mary. In 2018, an additional $0.7 million of interest from discontinued operations was capitalized to real estate under development.

Other Income, Net. We recorded $0.4 million of interest income in 2019, primarily associated with reimbursements received from MUDs.

Equity in Unconsolidated Affiliates’ (Loss) Income.  We account for our interests in our unconsolidated affiliates, primarily Crestview Station, using the equity method. Our equity in the net (loss) income of these entities totaled less than $(0.1) million in 2019 and $1.15 million in 2018. The results in 2018 reflect profit from the sale of Crestview’s last tract of land and its multi-family entitlements.

Benefit from Income Taxes.  We recorded a benefit from income taxes of $0.3 million in 2019 and $0.7 million in 2018. Both 2019 and 2018 include the Texas state margin tax. The difference between Stratus’ consolidated effective income tax rate and the U.S. federal statutory income tax rate of 21 percent for 2019 and 2018 is primarily attributable to the Texas state margin tax. We had deferred tax assets (net of deferred tax liabilities) totaling $12.3 million at December 31, 2019, and $11.8 million at December 31, 2018.

Discontinued Operations
Block 21 is located on a two-acre city block in downtown Austin and contains the W Austin Hotel, consisting of a 251-room luxury hotel, and office, retail and entertainment space. The hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. The entertainment space, occupied by Austin City Limits Live at the Moody Theater (ACL Live) and 3TEN ACL Live, includes a live music and entertainment venue and production studio. The 3TEN ACL Live venue, which opened in

March 2016, has a capacity of approximately 350 people and is designed to be more intimate than ACL Live, which is a 2,750-seat entertainment venue.

As a result of our December 2019 announcement of an agreement to sell Block 21 for $275 million, our hotel and entertainment operations, as well as the leasing operations associated with the Block 21 property, are reported as discontinued operations for all periods presented in the accompanying financial statements. Refer to Note 4 for further discussion.

The transaction is expected to close in the second quarter of 2020, subject to the satisfaction of closing conditions, and we expect to record an approximate $130 million pre-tax gain based on December 31, 2019, balances. The purchase price is payable by the assumption of the Goldman Sachs loan with the balance to be paid in cash. We expect the net sale proceeds before taxes to be approximately $120 million and the after-tax proceeds to be approximately $100 million.

Income from discontinued operations totaled $0.3 million in 2019 and $1.4 million in 2018. The decrease in income from discontinued operations in 2019, compared with 2018, was primarily a result of lower hotel revenue as discussed below.

The following is a discussion of our key operating results within discontinued operations.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues were $35.2 million in 2019 and $37.9 million in 2018. The decrease in hotel revenue in 2019, compared with 2018, was primarily a result of reduced group business and transient weekend business and lower food and beverage sales. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $235 in 2019, compared with $245 in 2018.

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment varies from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues were $24.6 million in 2019 and $22.5 million in 2018. Entertainment revenue increased in 2019, compared with 2018, primarily as a result of an increase in the number of events hosted and higher event attendance at ACL Live.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance, for the years ended December 31.

	2019	2018
ACL Live
Events:
Events hosted	264	240
Estimated attendance	316,650	285,900
Ancillary net revenue per attendee	$46.05	$41.53
Ticketing:
Number of tickets sold	260,320	214,130
Gross value of tickets sold (in thousands)	$14,411	$12,717

3TEN ACL Live
Events:
Events hosted	201	216
Estimated attendance	36,475	38,100
Ancillary net revenue per attendee	$52.10	$42.05
Ticketing:
Number of tickets sold	23,160	22,190
Gross value of tickets sold (in thousands)	$550	$514

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See “Business Strategy” for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $2.4 million in 2019 and $31.9 million in 2018. The decrease in cash used in operating activities for 2019, compared to 2018, primarily reflects a decrease in expenditures for purchases and development of real estate properties (which totaled $11.3 million in 2019 and $43.7 million in 2018) and changes in working capital accounts. Discontinued operations provided cash flows from operating activities of $2.8 million in 2019 and $6.4 million in 2018.

During 2019, our operating cash flows included MUD reimbursements totaling $4.8 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million reduced the net loss before taxes for the year and $1.1 million was applied to real estate under development).

Investing Activities. Cash used in investing activities totaled $63.9 million in 2019 and $64.0 million in 2018. Capital expenditures totaled $62.6 million for 2019, primarily related to the development of the Kingwood Place and The Saint Mary projects, and $61.9 million for 2018, primarily related to the development of The Santal, Lantana Place, Jones Crossing and The Saint Mary projects. The year 2019 included $10.8 million in proceeds from the sales Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community. Discontinued operations used cash in investing activities totaling $1.3 million in 2019 and $1.2 million in 2018, primarily related to capital expenditures at the hotel and entertainment venues.

We also made payments totaling $1.8 million in 2019 and $2.1 million in 2018 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway. In 2019, we used $10.3 million to acquire (i) HEB’s noncontrolling interest in the New Caney project and (ii) a limited partner's 33.33 percent interest in the Kingwood Place project.

Financing Activities. Cash provided by financing activities totaled $65.9 million in 2019 and $95.4 million in 2018. Net repayments on the Comerica Bank credit facility totaled $7.7 million in 2019, compared with net borrowings of $24.5 million in 2018. Net borrowings for 2018 were used primarily to fund development projects and capital expenditures. Net borrowings on other project and term loans totaled $75.4 million in 2019, primarily related to The Santal refinancing and The Saint Mary, Kingwood Place, Jones Crossing and New Caney projects, compared with net borrowings of $50.3 million in 2018, primarily for The Santal, Lantana Place, Kingwood Place and Jones Crossing projects. Included in net borrowings, were repayments of the Block 21 loan included in liabilities held for sale totaling $2.2 million in 2019 and $2.1 million in 2018. See Note 6 and “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2019.

The year 2018 also included $18.0 million of capital contributions from the Class B limited partners in the Kingwood Place and Saint Mary limited partnerships (see Note 2). An additional $4.6 million was received from HEB for its contribution to the purchase of the land for the future New Caney project.

In 2013, our Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2019 or 2018. As of December 31, 2019, a total of 991,695 shares of our common stock remained available under this program. Our ability to repurchase shares of our common stock is restricted by the terms of our loan agreements with Comerica Bank, which prohibit us from repurchasing shares of our common stock in excess of $1.0 million without the bank’s prior written consent.

Credit Facility and Other Financing Arrangements
At December 31, 2019, we had total debt of $227.2 million based on the principal amounts outstanding, compared with $154.1 million at December 31, 2018, excluding debt related to Block 21 included in discontinued operations. Our Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, had $15.6 million available at December 31, 2019, net of $1.9 million of letters of credit committed against the credit facility. Our Comerica Bank credit facility matures in June 2020, and we are in discussions with the lender about renewing the facility.

Several of our financing instruments contain customary financial covenants. The West Killeen Market construction loan includes a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, the Lantana Place construction loan, the Jones Crossing construction loan, and the Kingwood Place construction loan include a financial covenant to maintain a debt service coverage ratio as defined in each agreement. In addition, our loan agreements with Comerica Bank require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or dividend payments. As of December 31, 2019, we were in compliance with all of our financial covenants.

See Note 6 for further discussion of our outstanding debt as of December 31, 2019.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2019 (in thousands), excluding the debt related to Block 21 included in discontinued operations:

	2020	2021	2022	2023	Total
The Santal loan[a]	$—	$—	$75,000	$—	$75,000
Comerica Bank credit facility[b]	42,482	—	—	—	42,482
New Caney land loan[c]	—	5,000	—	—	5,000
Construction loans:
Kingwood Place[a]	—	—	24,473	—	24,473
Lantana Place	31	368	385	22,673	23,457
The Saint Mary	—	22,085	—	—	22,085
Jones Crossing	—	225	319	21,086	21,630
West Killeen Market	95	119	7,093	—	7,307
Amarra Villas credit facility	—	—	5,745	—	5,745
Total	$42,608	$27,797	$113,015	$43,759	$227,179

a.Stratus has the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.
b.Refer to Note 6 for further information.
c.Stratus has the option to extend the maturity date for one additional 12-month period, subject to certain conditions.

We had commitments under noncancelable contracts totaling less than $0.1 million at December 31, 2019.

NEW ACCOUNTING STANDARDS

See Note 1 for discussion of new accounting standards.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 9 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations related to whether and when the sale of Block 21 will be completed, the potential impacts of the evolving coronavirus pandemic, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, operational and financial performance, expectations regarding future cash flows, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, liquidity, tax rates, the impact of interest rate changes, capital expenditures, financing plans, possible joint venture, partnership, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

Under our loan agreements with Comerica Bank, we are not permitted to pay dividends on common stock without Comerica Bank's prior written consent. The declaration of dividends is at the discretion of our Board, subject to restrictions under our credit facility agreements with Comerica Bank, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the spread of coronavirus or fear of the further spread of coronavirus, the occurrence of any other event, change or other circumstance that could delay the closing of the sale of Block 21 or result in the termination of the agreements to sell Block 21, our ability to refinance and service our debt, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint venture, partnership, strategic relationships or other arrangements, our ability to effect our business strategy, including our ability to sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in the Austin, Texas area and other select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stratus Properties Inc.’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stratus Properties Inc.
Opinion on Internal Control over Financial Reporting
We have audited Stratus Properties Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2020, expressed an unqualified opinion.
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
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Stratus Properties Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020, expressed an unqualified opinion.
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

Austin, Texas
March 16, 2020

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$8,765	$7,902
Restricted cash	5,844	6,311
Real estate held for sale	14,872	16,396
Real estate under development	95,026	136,678
Land available for development	45,539	24,054
Real estate held for investment, net	197,817	117,679
Lease right-of-use assets	11,378	—
Deferred tax assets	12,311	11,834
Other assets	11,068	11,669
Assets held for sale - discontinued operations	158,748	163,970
Total assets	$561,368	$496,493

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,459	$18,421
Accrued liabilities, including taxes	6,169	6,346
Debt	224,565	152,281
Lease liabilities	12,636	—
Deferred gain	7,654	9,270
Other liabilities	6,578	5,543
Liabilities held for sale - discontinued operations	155,225	157,981
Total liabilities	427,286	349,842

Commitments and contingencies (Notes 4, 7 and 9)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,330 and 9,288 shares issued, respectively and
8,197 and 8,164 shares outstanding, respectively	93	93
Capital in excess of par value of common stock	186,082	186,256
Accumulated deficit	(43,567)	(41,103)
Common stock held in treasury, 1,133 shares and 1,124 shares
at cost, respectively	(21,509)	(21,260)
Total stockholders’ equity	121,099	123,986
Noncontrolling interests in subsidiaries	12,983	22,665
Total equity	134,082	146,651
Total liabilities and equity	$561,368	$496,493
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2019	2018
Revenues:
Real estate operations	$13,785	$16,778
Leasing operations	16,218	8,211
Total revenues	30,003	24,989
Cost of sales:
Real estate operations	9,466	15,444
Leasing operations	8,069	3,644
Depreciation	5,591	2,824
Total cost of sales	23,126	21,912
General and administrative expenses	11,344	10,314
Gain on sales of assets	(5,683)	—
Total	28,787	32,226
Operating income (loss)	1,216	(7,237)
Interest expense, net	(4,248)	(198)
(Loss) gain on interest rate derivative instruments	(188)	187
Loss on early extinguishment of debt	(247)	—
Other income, net	424	56
Loss before income taxes and equity in unconsolidated affiliates’ (loss) income	(3,043)	(7,192)
Equity in unconsolidated affiliates’ (loss) income	(19)	1,150
Benefit from income taxes	275	695
Loss from continuing operations	(2,787)	(5,347)
Income from discontinued operations	320	1,361
Net loss and total comprehensive loss	(2,467)	(3,986)
Total comprehensive loss attributable to noncontrolling interests	3	4
Net loss and total comprehensive loss attributable to common stockholders	$(2,464)	$(3,982)

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.34)	$(0.66)
Discontinued operations	0.04	0.17
	$(0.30)	$(0.49)

Basic and diluted weighted-average common shares outstanding	8,182	8,153

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(2,467)	$(3,986)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	11,006	8,571
Cost of real estate sold	7,210	10,283
Gain on sales of assets	(5,683)	—
Loss (gain) on interest rate derivative contracts	188	(187)
Loss on early extinguishment of debt	247	—
Debt issuance cost amortization and stock-based compensation	1,574	1,859
Equity in unconsolidated affiliates’ loss (income)	19	(1,150)
Return on investment in unconsolidated affiliate	—	1,251
Increase in deposits	75	507
Deferred income taxes, excluding U.S. tax reform charge	(318)	(588)
U.S. tax reform charge	—	215
Purchases and development of real estate properties	(11,277)	(43,660)
Municipal utility districts reimbursements	1,143	—
Increase in other assets	(2,241)	(4,038)
Decrease in accounts payable, accrued liabilities and other	(1,836)	(966)
Net cash used in operating activities	(2,360)	(31,889)

Cash flow from investing activities:
Capital expenditures	(62,550)	(61,932)
Proceeds from sales of assets	10,820	—
Payments on master lease obligations	(1,798)	(2,112)
Purchase of noncontrolling interests in consolidated subsidiaries	(10,345)	—
(Investment in) return of investment in unconsolidated affiliates	(9)	26
Net cash used in investing activities	(63,882)	(64,018)

Cash flow from financing activities:
Borrowings from credit facility	27,186	34,436
Payments on credit facility	(34,925)	(9,981)
Borrowings from project loans	143,318	56,999
Payments on project and term loans	(67,943)	(6,693)
Cash dividend paid	(31)	(32)
Stock-based awards net payments	(234)	(131)
Noncontrolling interests’ (distributions) contributions	(90)	22,589
Financing costs	(1,366)	(1,751)
Net cash provided by financing activities	65,915	95,436
Net decrease in cash, cash equivalents and restricted cash	(327)	(471)
Decrease (increase) in cash, cash equivalents and restricted cash in assets held for sale	723	(3,154)
Cash, cash equivalents and restricted cash at beginning of year	14,213	17,838
Cash, cash equivalents and restricted cash at end of year	14,609	14,213
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Number of Shares	At Cost	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2017	9,250	$93	$185,395	$(37,121)	1,117	$(21,057)	$127,310	$80	$127,390
Exercised and vested stock-based awards	38	—	72	—	—	—	72	—	72
Stock-based compensation	—	—	789	—	—	—	789	—	789
Tender of shares for stock-based awards	—	—	—	—	7	(203)	(203)	—	(203)
Noncontrolling interests' contributions	—	—	—	—	—	—	—	22,589	22,589
Total comprehensive loss	—	—	—	(3,982)	—	—	(3,982)	(4)	(3,986)
Balance at December 31, 2018	9,288	93	186,256	(41,103)	1,124	(21,260)	123,986	22,665	146,651
Exercised and vested stock-based awards	42	—	15	—	—	—	15	—	15
Stock-based compensation	—	—	397	—	—	—	397	—	397
Forfeited dividends	—	—	11	—	—	—	11	—	11
Tender of shares for stock-based awards	—	—	—	—	9	(249)	(249)	—	(249)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(90)	(90)
Purchase of noncontrolling interests in consolidated subsidiaries	—	—	(597)	—	—	—	(597)	(9,589)	(10,186)
Total comprehensive loss	—	—	—	(2,464)	—	—	(2,464)	(3)	(2,467)
Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management, operation and sale of commercial, and multi-family and single-family residential real estate properties in the Austin, Texas area, and other select markets in Texas. The real estate development and marketing operations of Stratus are conducted primarily through its wholly owned subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Concentration of Risks.  Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an effect on Stratus’ business, results of operations and financial condition.

Use of Estimates.  The preparation of Stratus’ financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred income taxes and related valuation allowances; income taxes; allocation of certain indirect costs; profit pools under the Profit Participation Plan; and asset lives for depreciation. Actual results could differ from those estimates.

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

Real Estate.  Real estate held for sale is stated at the lower of cost or fair value less costs to sell. The cost of real estate held for sale includes acquisition, development, construction and carrying costs, and other related costs incurred through the development stage. Real estate under development and land available for development are stated at cost. Real estate held for investment is stated at cost, less accumulated depreciation. Stratus capitalizes interest on funds used in developing properties from the date of initiation of development activities through the date the property is substantially complete and ready for use, sale or lease. Common costs are allocated based on the relative fair value of individual land parcels. Certain carrying costs are capitalized for properties currently under active development. Stratus capitalizes improvements that increase the value of properties and have useful lives greater than one year. Costs related to repairs and maintenance are charged to expense as incurred.

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

Stratus recorded no impairment charges for the two years ended December 31, 2019. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Real estate held for investment is depreciated on a straight-line basis over the properties' estimated lives of 30 to 40 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a 3 to 15-year period. Tenant improvements are depreciated over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $3.7 million at December 31, 2019, and $3.8 million at December 31, 2018.

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

	Years Ended December 31,
	2019	2018
Leasing Operations	$8,069	$3,644
Depreciation	5,591	2,824
Cost of developed property sales	7,672	10,664
Project expenses and allocation of overhead costs (see below)	5,299	5,152
Municipal utility district reimbursements (see below)	(3,360)	—
Other, net	(161)	(397)
Cost of undeveloped property sales	16	25
Total cost of sales	$23,126	$21,912

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

In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD which will provide an opportunity for Stratus to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with its development of Magnolia Place, a mixed-use project that will be shadow-anchored by an H-E-B, L.P. (HEB) grocery store.

Stratus received $4.8 million of proceeds in 2019 related to Travis County MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $1.1 million as a reduction of real estate under development on the consolidated balance sheet, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statement of comprehensive loss.

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $0.6 million in 2019 and $0.2 million in 2018.

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

Earnings Per Share.  Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 88 thousand shares for the year 2019 and 96 thousand shares for the year 2018 associated with restricted stock units (RSUs) and outstanding stock options that were anti-dilutive because of net losses.

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

Stratus grants awards that settle in either cash or RSUs to employees and nonemployees under a profit participation plan. As required for liability-based awards under Accounting Standards Codification 718, Stock-Based Compensation, at the date of grant, Stratus estimates the fair value of each award and adjusts the fair value in each subsequent reporting period. The awards are amortized on a straight-line basis over the estimated service period. See Note 8 for further discussion.

New Accounting Standard. Following is a discussion of a new accounting standard adopted by Stratus.

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

NOTE 2. RELATED PARTY TRANSACTIONS
The Saint Mary, L.P.
On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26.0 million construction loan with Texas Capital Bank, National Association (see Note 6 for further discussion) and (2) an $8.0 million private placement. The Saint Mary, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Saint Mary Class B limited partners), for $8.0 million (the Saint Mary Offering) resulting in the Saint Mary Class B limited partners owning an aggregate 49.1 percent equity interest in The Saint Mary, L.P.

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

In connection with the Saint Mary Offering, The Saint Mary GP, L.L.C., a Texas limited liability company (the Saint Mary General Partner) and a subsidiary of Stratus, Circle C, and the Saint Mary Class B limited partners entered into an Amended and Restated Limited Partnership Agreement (the Saint Mary Partnership Agreement) effective as of June 18, 2018. The Saint Mary Partnership Agreement includes the following key provisions:

•The Saint Mary General Partner manages The Saint Mary, L.P., in exchange for an asset management fee of $210 thousand per year.
•The Saint Mary General Partner earned a development management fee of $1.4 million for the overall coordination and management of the development and construction of The Saint Mary. The fee will be paid by The Saint Mary, L.P., when sufficient cash flow is generated from operations of The Saint Mary.
•Circle C contributed an approximate 14.35 acre tract of land upon which The Saint Mary was constructed and $0.7 million of cash.
•The partners are entitled to preferred returns, which change after certain returns are achieved as specified in the Saint Mary Partnership Agreement.

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new HEB-anchored mixed-use development project (Kingwood Place). The development plan for Kingwood Place includes a 103,000-square-foot HEB store, 49,000 square feet of retail space, 5 retail pads, and an 10-acre parcel planned for approximately 300 multi-family units. The Kingwood, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Kingwood Class B limited partners), for $11.0 million (the Kingwood Offering), representing approximately 70 percent of the projected partnership equity. Among the participants in the Kingwood Offering, LCHM purchased Kingwood Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. for $1.0 million.

In connection with the Kingwood Offering, Stratus Northpark, L.L.C., a Texas limited liability company, a subsidiary of Stratus and the general partner of the Kingwood, L.P. (the Kingwood General Partner), Stratus Properties Operating Co., L.P., a Delaware limited partnership, also a subsidiary of Stratus (the Class A limited partner), and the Kingwood Class B limited partners entered into an Amended and Restated Limited Partnership Agreement (the Kingwood Partnership Agreement) effective as of August 3, 2018. The Kingwood Partnership Agreement includes the following key provisions:

•The Kingwood General Partner manages the Kingwood, L.P., in exchange for an asset management fee of $283 thousand per year.
•The Kingwood General Partner earns a development management fee equal to four percent of the construction costs for Kingwood Place for the overall coordination and management of the development and construction of Kingwood Place.
•The partners are entitled to preferred returns, which change after certain returns are achieved as specified in the Kingwood Partnership Agreement.

On December 6, 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which supersedes and replaces the land acquisition loan agreement discussed above and provided for a loan totaling $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place (see Note 6 for further discussion). The remaining 30 percent of the project’s cost (totaling approximately $15 million) is being funded by borrower equity, contributed by Stratus and private equity investors.

On October 31, 2019, Stratus acquired a limited partner's 33.33 percent interest in Kingwood, L.P. for $5.8 million. The limited partner was not a related party.

Stratus has performed evaluations and concluded that The Saint Mary, L.P. and the Kingwood, L.P. are variable interest entities and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of The Saint Mary, L.P. and the Kingwood, L.P. in accordance with applicable accounting guidance.

Stratus’ consolidated balance sheets include the following combined assets and liabilities of The Saint Mary, L.P. and the Kingwood, L.P. (in thousands):

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$1,110	$1,939
Restricted cash	—	2,284
Real estate under development	3,703	27,928
Land available for development	9,273	—
Real estate held for investment	64,637	—
Other assets	1,807	792
Total assets	80,530	32,943
Liabilities:
Accounts payable and accrued liabilities	8,680	3,484
Debt	45,848	6,125
Total liabilities	54,528	9,609
Net assets	$26,002	$23,334

Other Transactions
Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's general consulting services related to the entitlement and development of properties and expense reimbursements during 2019 totaled approximately $111 thousand. In addition, during 2019, we granted an award to the consultant under our Profit Participation Incentive Plan in one development project (refer to Note 8).

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2019	2018
Real estate held for sale:
Developed lots, townhomes and condominium unit	$14,872	$16,396

Real estate under development:
Acreage, multi-family units, commercial square footage and townhomes	95,026	136,678

Land available for development:
Undeveloped acreage	45,539	24,054

Real estate held for investment:
The Santal	78,436	69,675
The Saint Mary	37,443	—
Lantana Place	29,297	25,648
Kingwood Place	28,366	—
Jones Crossing	24,077	13,098
West Killeen Market	9,931	9,742
Barton Creek Village	—	4,937
Circle C	—	629
Furniture, fixtures and equipment	1,131	964
Total	208,681	124,693
Accumulated depreciation	(10,864)	(7,014)
Total real estate held for investment, net	197,817	117,679
Total real estate, net	$353,254	$294,807

Real estate held for sale. Developed lots, townhomes and a condominium unit include individual tracts of land that have been developed and permitted for residential use, developed lots with homes already built on them and a condominium unit at the W Austin Hotel & Residences. As of December 31, 2019, Stratus owned 24 developed lots, 2 completed homes and 1 condominium unit at the W Austin Hotel & Residences.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2019, included land permitted for residential and commercial development.

Real estate held for investment. Following is a discussion of real estate held for investment as of December 31, 2019.

The Santal multi-family project is a garden-style apartment complex consisting of 448 units. The Saint Mary is a luxury garden-style apartment complex consisting of 240 units. The Lantana Place project includes 99,379-square-foot for the first retail phase. The Kingwood Place project includes 151,855 square-feet of commercial space anchored by a HEB grocery store and 5 pad sites. The Jones Crossing project includes 154,117 square-feet for the first phase of the retail component of an HEB-anchored, mixed-use development. The West Killeen Market project includes 44,493 square-feet of commercial space and 3 pad sites adjacent to a 90,000 square-foot HEB grocery store.

Capitalized interest. Stratus recorded capitalized interest of $7.7 million in 2019 and $8.2 million in 2018. Capitalized interest in 2018 included $0.7 million of interest from discontinued operations.

NOTE 4. ASSET SALES
Block 21 - Discontinued Operations. On December 9, 2019, Stratus announced that it had agreed to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275 million, which includes Ryman’s assumption of approximately $142 million of existing mortgage debt. The remainder of the purchase price will be paid in cash.

Block 21 is Stratus’ wholly owned mixed-use real estate development and entertainment business in downtown Austin, Texas that contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

The transaction is expected to close in the second quarter of 2020, subject to the satisfaction of closing conditions including the consent of the loan servicer to the Ryman’s assumption of the existing mortgage loan, and other customary closing conditions. The Block 21 purchase agreement will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $15 million in earnest money to secure its performance under the agreements governing the sale.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 and its related assets as discontinued operations in the consolidated statements of comprehensive loss because the disposal represents a strategic shift that had a major effect on operations, and presented the assets and liabilities of Block 21 as held for sale - discontinued operations in the consolidated balance sheets for all periods presented. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

The carrying amounts of Block 21's major classes of assets and liabilities, which were classified as held for sale - discontinued operations in the consolidated balance sheets follow (in thousands):

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$10,408	$11,101
Restricted cash	13,574	13,604
Real estate held for investment	131,286	135,395
Other assets	3,480	3,870
Total assets held for sale	$158,748	$163,970
Liabilities:
Accounts payable and accrued liabilities, including taxes	$7,005	$7,749
Debt[a]	141,184	143,250
Other liabilities	7,036	6,982
Total liabilities held for sale	$155,225	$157,981

a.In 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization.

Net income from discontinued operations in the consolidated statements of comprehensive loss consists of the following (in thousands):

	Years Ended December 31,
	2019		2018
Revenues:[a]
Hotel Revenue	$35,247		$37,905
Entertainment Revenue	24,565		22,492
Leasing operations and other	2,363		2,214
Total revenue	62,175		62,611
Cost of Sales:
Hotel	26,849		28,160
Entertainment	18,185		16,971
Leasing operations and other	1,739		1,362
Depreciation	5,415	[b]	5,747
Total cost of sales	52,188		52,240
General and administrative expenses	1,040		961
Operating income	8,947		9,410
Interest expense, net	(8,235)		(7,659)
Provision for income taxes	(392)		(390)
Net income from discontinued operations	$320		$1,361

a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $1.4 million in 2019 and $1.7 million in 2018.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in December 2019.

Capital expenditures associated with discontinued operations totaled $1.3 million in 2019 and $1.2 million in 2018.

Barton Creek Village. On November 14, 2019, Stratus sold Barton Creek Village for $7.7 million. Stratus used a portion of the proceeds to repay the Barton Creek Village term loan. Stratus recorded a pre-tax gain on this sale totaling $3.7 million. At December 31, 2019, $3.7 million of the proceeds from this sale were held in escrow and presented within restricted cash. These proceeds were subsequently released in early 2020.

Circle C. On January 17, 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used a portion of the proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and, after adjustments recorded in the second and third quarters of 2019, recorded a pre-tax gain on this sale totaling $2.0 million for the year 2019.

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

A summary of the carrying amount and fair value of Stratus’ other financial instruments follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$3	$3	$—	$—
Interest rate swap agreement	—	—	53	53
Liabilities:
Debt	224,565	227,632	152,281	154,422
Interest rate swap agreement	114	114	—	—

Interest Rate Cap and Swap Agreements. On September 30, 2019, a Stratus subsidiary paid $24 thousand to enter into an interest rate cap agreement, which caps maximum LIBOR at 3.0 percent, on a total notional amount of $75.0 million (the principal amount of The Santal loan). The interest rate cap agreement provides that the Stratus subsidiary will collect the difference between 3.0 percent and the one-month London Interbank Offered Rate (LIBOR) if one-month LIBOR is greater than 3.0 percent (refer to Note 6 for further discussion of The Santal loan). The interest rate cap agreement terminates on October 5, 2021.

The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month LIBOR. As of December 31, 2019, the agreement had a notional amount of $15.3 million which amortizes to $14.8 million by the end of the agreement and as of December 31, 2018, the agreement had a notional amount of $15.8 million.

The interest rate cap and swap agreements do not qualify for hedge accounting so changes in the agreements' fair values are recorded in the consolidated statements of comprehensive loss. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of both agreements. Stratus also evaluated the counterparty credit risk associated with both agreements, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap and swap agreements are classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2019	2018
The Santal loan,
average interest rate of 4.82% in 2019	$73,972	$—
Comerica Bank credit facility,
average interest rate of 6.30% in 2019 and 6.02% in 2018	42,482	50,221
New Caney land loan,
average interest rate of 5.21% in 2019	4,908	—
Barton Creek Village term loan,
average interest rate of 4.19% in 2018	—	3,284
Construction loans:
Kingwood Place construction loan
average interest rate of 4.66% in 2019 and 4.88% in 2018	23,991	6,125
Lantana Place construction loan,
average interest rate of 5.01% in 2019 and 4.85% in 2018	23,268	18,416
The Saint Mary construction loan
average interest rate of 5.11% in 2019	21,857	—
Jones Crossing construction loan
average interest rate of 5.45% in 2019 and 5.29% in 2018	21,354	11,784
West Killeen Market construction loan,
average interest rate of 5.09% in 2019 and 4.76% in 2018	7,213	6,636
Amarra Villas credit facility,
average interest rate of 0.00% in 2019 and 4.92% in 2018 0  5247000
New Caney land loan,
average interest rate of 0.00% in 2019 and 0.00% in 2018
Barton Creek Village term loan,
average interest rate of 0.00% in 2019 and 4.19% in 2018 0 3375
average interest rate of 5.21% in 2019 and 4.92% in 2018	5,520	3,326
The Santal Phase I construction loan,
average interest rate of 4.70% in 2018	—	32,622
The Santal Phase II construction loan,
average interest rate of 5.18% in 2018	—	19,867
Total debt[a]	$224,565	$152,281
a. Includes net reductions for unamortized debt issuance costs of $2.6 million at December 31, 2019, and $1.8 million at December 31, 2018.

The Santal Loan. On September 30, 2019, a Stratus subsidiary entered into a $75.0 million loan with ACRC Lender LLC (The Santal loan) to refinance the Phase I and Phase II construction loans for The Santal. The Santal loan has a three-year primary term maturing on October 5, 2022, with the possibility of two 12-month extensions, subject to satisfying specified conditions. Interest on the loan is variable at LIBOR plus 2.85 percent (or, if applicable, a replacement rate), provided that at no time shall the interest rate be less than 4.80 percent per annum. The Santal loan contains certain financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million, liquid assets of at least $7.5 million, and a financial covenant to maintain a debt service coverage ratio of at least 1.05 to 1.00. Approximately $57.9 million of the proceeds were used to repay, in full, The Santal Phase I and Phase II construction loans. Remaining proceeds after paying transaction costs, were approximately $16 million, inclusive of reserves presented in restricted cash. In October 2019, Stratus used $13.0 million of the net proceeds to reduce the outstanding balance on its Comerica Bank credit facility. As a result of entering into The Santal loan, Stratus recognized a loss on early extinguishment of debt of $231 thousand for 2019. As required by The Santal loan, Stratus entered into an interest rate cap agreement (see Note 5 for further discussion).

Comerica Bank credit facility.  Stratus' loan agreement with Comerica Bank provides for (1) a revolving credit facility of $60.0 million, (2) a $7.5 million sublimit for letters of credit issuance and (3) a maturity date of June 29, 2020. Advances under the credit facility bear interest at the annual LIBOR plus 4.0 percent. The Comerica Bank credit facility is secured by substantially all of Stratus’ assets, except for properties that are encumbered by separate debt financing. The loan agreement contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintains a net asset value, as defined in the agreement, of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent. As of December 31, 2019, Stratus had $15.6 million available under its $60.0 million Comerica Bank revolving line of credit, with $1.9 million of letters of credit committed against the credit facility.

New Caney loan. On March 8, 2019, a Stratus subsidiary entered into a $5.0 million land loan with Texas Capital Bank. Proceeds from the loan were used to fund the acquisition of HEB's portion of the New Caney partnership in which Stratus and HEB purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas. The loan matures on March 8, 2021, and may be extended for 12 months, subject to certain conditions. The loan bears interest at LIBOR plus 3.0 percent. Borrowings are secured by the New Caney land. The loan agreement contains customary financial covenants including a requirement that Stratus maintain a net asset value of $125 million.

Kingwood Place construction loan. In 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank (the Kingwood Place construction loan), which superseded and replaced a land acquisition loan agreement obtained from Comerica Bank on August 6, 2018, and provides for a loan in the amount of $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place. The total loan of $32.9 million includes the original commitment of $6.75 million used to purchase a 54-acre tract of land located in Kingwood, Texas, and an additional $26.1 million for the development of Kingwood Place. The remaining 30 percent of the project’s cost (totaling approximately $15 million) is being funded by borrower equity, contributed by Stratus and private equity investors. The development plan for Kingwood Place includes a 103,000-square-foot HEB store, 49,000 square feet of retail space, 5 retail pads, and an 10-acre parcel planned for approximately 300 multi-family units. The loan has a maturity date of December 6, 2022, with the possibility of two 12-month extensions if certain debt service coverage ratios are met. The loan bears interest at LIBOR plus 2.5 percent. Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus. The loan agreement contains the same financial covenants in place on Stratus’ Comerica Bank credit facility, including a requirement that Stratus maintains a net asset value of $125 million and an aggregate promissory note debt-to-gross asset value of less than 50 percent.

In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase will be used to fund the construction of a retail building on an existing Kingwood Place retail pad.

Lantana Place construction loan. In 2017, a Stratus subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place, a 320,000-square-foot, mixed-use development project in southwest Austin, Texas. Interest is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only are due monthly, through November 1, 2020. The principal balance outstanding after November 1, 2020, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before April 28, 2023, and can be prepaid without penalty. Outstanding amounts are secured by the Lantana Place project and all subsequent improvements, including all leases and rents associated with the development. The loan agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including but not limited to, a requirement that Stratus maintains a net asset value, as defined in the agreement, of $125 million and a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 beginning on December 31, 2019. Stratus will guarantee outstanding amounts under the loan until the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

The Saint Mary construction loan. In 2018, Stratus entered into a $26.0 million construction loan with Texas Capital Bank (The Saint Mary construction loan) to finance the initial phase of The Saint Mary. Stratus fully guaranteed The Saint Mary construction loan. The repayment guarantee was reduced to 50 percent upon issuance of a certificate of occupancy for The Saint Mary and will be eliminated when the project debt service coverage ratio equals or exceeds 1.25 to 1.00. Interest is variable at the one-month LIBOR plus 3.0 percent. Payments of interest only will be due monthly, and outstanding principal is payable at maturity of June 19, 2021. Outstanding amounts are secured by The Saint Mary and all subsequent improvements. The loan agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature. Stratus may extend the maturity of this loan for up to two additional 12-month periods if certain conditions are met, including debt service coverage ratio thresholds.

Jones Crossing construction loan. In 2017, a Stratus subsidiary entered into a $36.8 million construction loan with Southside Bank (the Jones Crossing construction loan) to finance construction of Phases 1 and 2, the retail component, of Stratus’ Jones Crossing project, an HEB-anchored, mixed use development in College Station, Texas. As of December 31, 2019, $21.6 million was drawn on the Jones Crossing construction loan. Interest is variable at one-month LIBOR plus 3.75 percent, subject to a minimum interest rate of 4.0 percent. Payments of interest only are due monthly through March 1, 2021. The principal balance of the loan outstanding after March 1,

2021, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before September 1, 2023. The loan is secured by the Jones Crossing project and all subsequent improvements, including all leases and rents associated with the development as well as related permits and other entitlements. The loan agreement contains affirmative and negative covenants usual and customary for loan agreements of this nature, including, but not limited to, a requirement that Stratus maintains a net asset value, as defined in the agreement, of $125 million and a financial covenant to maintain a debt service coverage ratio of at least 1.35 to 1.00 beginning on March 31, 2020. Outstanding amounts under the loan are guaranteed by Stratus until Phases 1 and 2 of the Jones Crossing development are completed and the development is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter.

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

Amarra Villas credit facility. In 2016, a Stratus subsidiary entered into the Amarra Villas credit facility to finance construction of the Amarra Villas project. On March 19, 2019, two Stratus subsidiaries entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility, which was scheduled to mature on July 12, 2019. The new loan agreement provides for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date to March 19, 2022. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility contains financial covenants usual and customary for loan agreements of this nature, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a debt-to-gross asset value of less than 50 percent. At December 31, 2019, Stratus had $9.3 million available under its $15.0 million Amarra Villas credit facility. As a result of entering into this new loan agreement, Stratus recognized a loss on early extinguishment of debt of $16 thousand for the year 2019. Principal paydowns occur as townhomes are sold, and additional amounts are borrowed as additional townhomes are constructed.

Interest Payments. Interest paid on debt totaled $7.4 million in 2019 and $4.6 million in 2018.

Maturities. The following table summarizes Stratus’ debt maturities based on the principal amounts outstanding as of December 31, 2019 (in thousands), excluding the debt related to Block 21 included in discontinued operations:

	2020	2021	2022	2023	Total
The Santal loan[a]	$—	$—	$75,000	$—	$75,000
Comerica Bank credit facility	42,482	—	—	—	42,482
Amarra Villas credit facility	—	—	5,745	—	5,745
New Caney land loan[b]	—	5,000	—	—	5,000
Construction loans:
Kingwood Place[a]	—	—	24,473	—	24,473
Lantana Place	31	368	385	22,673	23,457
The Saint Mary	—	22,085	—	—	22,085
Jones Crossing	—	225	319	21,086	21,630
West Killeen Market	95	119	7,093	—	7,307
Total	$42,608	$27,797	$113,015	$43,759	$227,179
a.Stratus has the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.
b.Stratus has the option to extend the maturity date for one additional 12-month period, subject to certain conditions.

NOTE 7. INCOME TAXES
Stratus’ benefit from income taxes consists of the following (in thousands):

	Years Ended December 31,
	2019	2018
Current	$(229)	$(171)
Deferred	504	866
Benefit from income taxes	$275	$695

The components of deferred income taxes follow (in thousands):

	December 31,
	2019	2018
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$9,333	$9,838
Employee benefit accruals	773	373
Accrued liabilities	—	58
Deferred income	498	21
Charitable contribution carryforward	161	78
Other assets	3,283	800
Net operating loss credit carryforwards	1,583	1,181
Other liabilities	(3,320)	(515)
Deferred tax assets, net	$12,311	$11,834

Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The realization of the deferred tax assets recorded as of December 31, 2019, is primarily dependent upon Stratus’ ability to generate future taxable income.

A reconciliation of the U.S. federal statutory tax rate to Stratus’ effective income tax rate for the years ended December 31 follows (dollars in thousands):

	Years Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$643	21%	$1,269	21%
Adjustments attributable to:
State taxes	(159)	(5)	(126)	(2)
Executive compensation limitation	(111)	(4)	(444)	(7)
Other	(98)	(3)	(4)	—
Benefit from income taxes	$275	9%	$695	12%

Stratus paid federal income taxes and state margin taxes totaling $0.6 million in 2019 and $2.0 million in 2018. Stratus received income tax refunds of less than $0.1 million in 2019 and $0.3 million in 2018.

Uncertain Tax Positions. During the two years ended December 31, 2019, Stratus recorded unrecognized tax benefits related to state margin tax filing positions and federal examinations. A summary of the changes in unrecognized tax benefits follows (in thousands):

	Years Ended December 31,
	2019	2018
Balance at January 1	$314	$507
Additions for tax positions related to prior years	24	178
Subtractions for tax positions related to prior years	(140)	(371)
Balance at December 31	$198	$314

As of December 31, 2019, Stratus had $0.2 million of unrecognized tax benefits that if recognized would affect its annual effective tax rate. During 2020, approximately $0.2 million of unrecognized tax benefits could be recognized as a result of the expiration of statutes of limitations and completion of federal and state examinations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive loss. As of December 31, 2019, less than $0.1 million of interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2015, and state margin tax examinations for the years prior to 2014. Currently, Stratus is under examination by the Internal Revenue Service for tax years 2015 to 2017.

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS
Equity
Share Purchase Program.  In November 2013, Stratus’ Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2019 or 2018. As of December 31, 2019, 991,695 shares remained available under this program.

Stratus' ability to pay dividends on its common stock and repurchase shares of its common stock is restricted by the terms of its loan agreements with Comerica Bank, which prohibit Stratus from paying any dividends or repurchasing shares in excess of $1.0 million without the bank's prior written consent.

Stock-based Compensation
Stock Award Plans.  Stratus currently has four stock-based compensation plans, all of which have awards available for grant. In 2017, Stratus’ stockholders approved the 2017 Stock Incentive Plan, which provides for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 180,000 shares of Stratus common stock. Stratus’ 2013 and 2010 Stock Incentive Plans provide for the issuance of stock-based compensation awards, including stock options and RSUs, relating to 180,000 shares and 140,000 shares, respectively, of Stratus common stock. The 2017, 2013 and 2010 plans permit awards to Stratus employees, non-employee directors and consultants. Stratus’ 1996 Stock Option plan for Non-Employee Directors provides for the issuance of stock options only to Stratus' non-employee directors. Stratus common stock issued upon option exercises or RSU vestings represents newly issued shares of common stock. Awards with respect to 154,600 shares under the 2017 Stock Incentive Plan, 12,700 shares under the 2013 Stock Incentive Plan, 4,375 shares under the 2010 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2019.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for RSUs, the only awards granted over the last several years, totaled $0.4 million for 2019 and $0.8 million for 2018. Stock-based compensation costs are capitalized when appropriate. Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

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

During 2016, Stratus’ executive officers were granted performance-based RSUs with a three-year performance period. The total grant date target shares related to the performance-based RSU grants were 21,000, of which 50 percent vested in 2019 based on the achievement of certain performance targets, and the remainder were forfeited.

A summary of outstanding unvested RSUs as of December 31, 2019, and activity during the year ended December 31, 2019, is presented below:

	Number of RSUs	Aggregate Intrinsic Value ($000)
Balance at January 1	66,750
Granted	25,400
Vested	(29,450)
Balance at December 31	62,700	$1,919

The total fair value of RSUs granted was $0.6 million for 2019 and $0.7 million for 2018. The total intrinsic value of RSUs vested was $0.6 million during 2019 and $1.1 million during 2018. As of December 31, 2019, Stratus had $1.3 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.4 years.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2019	2018
Stratus shares tendered to pay the minimum required taxes[a]	9,517	6,682
Amounts Stratus paid for employee taxes	$249	$204
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.6 million in both 2019 and 2018.

Profit Participation Incentive Plan. On July 11, 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Under the Plan, 25 percent of the profit for each approved project following a capital transaction (each as defined in the Plan) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonuses under the Plan are payable in cash prior to March 15th of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the Plan are limited to no more than four times the executive officer’s base salary, and any amounts due under the Plan in excess of that amount will be converted to an equivalent number of stock-settled RSUs with a one-year vesting period.

If a capital transaction has not occurred prior to the third anniversary of the date an approved project is substantially complete (a valuation event), the Committee will obtain a third-party appraisal of the approved project as of the valuation event. Based on the appraised value, the Committee will determine if any profit would have been generated after applying the hurdles described above, and if so, the amount of any bonus that would have been attributable to each participant. Any such amount will convert into an equivalent number of stock-settled RSUs that will vest in annual installments over a three-year period, provided that the participant satisfies the applicable service conditions.

On August 2, 2018, the Committee designated seven existing development projects as approved projects under the Plan, and allocated participation interests in profit pools of each approved project to certain officers, employees and consultants. During 2019, the Committee designated Magnolia Place as an approved project under the Plan.

Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus' equity and preferred return including costs to complete for projects under development. The primary Level 3 fair value assumptions used at December 31, 2019, were projected cash flows, estimated capitalization rates ranging from 5.0 percent to 7.5 percent, projected service periods for each project ranging from 2.2 years to 5.8 years, and estimated transaction costs of approximately 1.5 percent to 6.8 percent.

For the period August 2, 2018, to December 31, 2018, Stratus accrued $0.3 million to project development cost and $0.5 million in general and administrative expense related to the Plan. During 2019, Stratus accrued $0.7 million to project development costs and $1.0 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $2.5 million at December 31, 2019, and $0.8 million at December 31, 2018 (included in other liabilities).

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling less than $0.1 million at December 31, 2019.

Letters of Credit.  As of December 31, 2019, Stratus had letters of credit committed totaling $1.9 million under its credit facility with Comerica Bank (see Note 6).

Rental Income.  As of December 31, 2019, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases which extend through 2118, totaled $7.9 million in 2020, $8.1 million in 2021, $8.2 million in 2022, $8.0 million in 2023, $7.9 million in 2024 and $105.0 million thereafter.

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

Operating Leases. Stratus' most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment under non-cancelable leases. All of Stratus' leases are considered operating leases.

Operating lease costs were $1.4 million for the year 2019. Total lease costs were $1.6 million for the year 2018.

During 2019, Stratus paid $220 thousand for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2019, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent and the weighted-average remaining lease term was 94 years.

The future minimum payments for leases recorded on the consolidated balance sheet at December 31, 2019, follow (in thousands):

2020	$199
2021	144
2022	434
2023	497
2024	669
Thereafter	109,879
Total payments	111,822
Present value adjustment	(99,186)
Present value of net minimum lease payments	$12,636

Future minimum rentals under non-cancelable lease at December 31, 2018, under the prior lease accounting standard, totaled $0.2 million in 2019, $0.2 million in 2020, $0.1 million in 2021, $0.4 million in 2022, $0.5 million in 2023 and $110.5 million thereafter.

Circle C Settlement.  In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The city of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2019, Stratus had permanently used $12.8 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and defer recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.5 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2019. Available credit bank capacity was $2.6 million at December 31, 2019.

Deferred Gain on Sale of The Oaks at Lakeway. In 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus’ master lease payment obligations. Stratus’ master lease payment obligation, net of rent payments received, currently approximates $120 thousand per month and is expected to decline over time until leasing is complete and all leases are assigned to the purchaser.

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

Once the hotel tenant began paying rent in May 2017 and obtained construction financing and commenced construction of the hotel in August 2017, the probability-weighted estimate of Stratus’ obligations under the master leases was significantly reduced, and a gain of $24.3 million related to the first performance obligation was recognized in third-quarter 2017. A contract liability of $7.7 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2019, compared with $9.3 million at December 31, 2018. The reduction in the deferred gain balance primarily reflects master lease payments. The contract liability, as reduced by future master lease payments, may be recognized as additional gain as Stratus fulfills the remaining performance obligation.

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

NOTE 10. BUSINESS SEGMENTS
As a result of the pending sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place still under development and vacant pad sites; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia), Kingwood, Texas (a portion of Kingwood Place and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes The Santal, West Killeen Market, The Saint Mary and completed portions of Lantana Place, Jones Crossing and Kingwood Place.

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

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Years Ended December 31,
	2019	2018
Real Estate Operations:
Developed property sales	$13,549	$16,509
Commissions and other	236	269
	13,785	16,778
Leasing Operations:
Rental revenue	16,218	8,211
	16,218	8,211

Total Revenues from Contracts with Customers	$30,003	$24,989

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]		Leasing Operations		Eliminations and Other[b]		Total
Year Ended December 31, 2019:
Revenues:
Unaffiliated customers	$13,785		$16,218		$—		$30,003
Intersegment	18		—		(18)		—
Cost of sales, excluding depreciation	9,467	[c]	8,069		(1)		17,535
Depreciation	224		5,536		(169)		5,591
General and administrative expenses	—		—		11,344		11,344
Gain on sales of assets	—		(5,683)	[d]	—		(5,683)
Operating income (loss)	$4,112		$8,296		$(11,192)		$1,216
Capital expenditures and purchases and development of real estate properties	$11,277		$61,245		$1,305		$73,827
MUD reimbursements applied to real estate under development[c]	1,133		10		—		1,143
Total assets at December 31, 2019	180,099		211,922		169,347	[e]	561,368

Year Ended December 31, 2018:
Revenues:
Unaffiliated customers	$16,778		$8,211	$—		$24,989
Intersegment	31		—	(31)		—
Cost of sales, excluding depreciation	15,445	[f]	3,644	(1)		19,088
Depreciation	220		2,635	(31)		2,824
General and administrative expenses	—		—	10,314		10,314
Operating income (loss)	$1,144		$1,932	$(10,313)		$(7,237)
Capital expenditures and purchases and development of real estate properties	$43,660		$60,759	$1,173		$105,592
Total assets at December 31, 2018	164,939		161,310	170,244	[e]	496,493
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Stratus received $4.8 million of proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $1.1 million as a reduction of real estate under development on the consolidated balance sheets and $3.4 million as a reduction in real estate cost of sales.
d.Includes (i) the fourth-quarter 2019 sale of Barton Creek Village and (ii) the first-quarter 2019 sale of a retail pad subject to a ground lease located in the Circle C community, including adjustments recorded in the second and third quarters of 2019.
e.Includes assets held for sale associated with discontinued operations, which totaled $158.7 million at December 31, 2019, and $164.0 million at December 31, 2018.
f.Includes $0.4 million of reductions to cost of sales associated with collection of prior-years’ assessments of properties in Barton Creek.

NOTE 11. SUBSEQUENT EVENTS
Stratus evaluated events after December 31, 2019, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of BKM Sowan Horan, LLP are included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

John C. Schweitzer, a Class II member of the Board, passed away on February 15, 2020. On March 12, 2020, in accordance with our Certificate of Incorporation, the Board took action to rebalance the three classes of the Board so that such classes are as nearly equal in number as is possible. Solely for the purpose of effecting this rebalancing, effective March 12, 2020, Charles W. Porter, an existing Class III member of the Board, resigned from the Board and was immediately reappointed by the Board to serve as a Class II director to fill the vacancy created by Mr. Schweitzer’s death, continuing in office until the Company’s 2021 Annual Meeting of Stockholders. Further, Mr. Porter was immediately re-appointed as a member of each of the Audit Committee and the Nominating and Corporate Governance Committee. Following Mr. Porter’s reappointment, the Board decreased its size from seven to six directors to eliminate the resulting Class III vacancy.

Mr. Porter serves as a director on the Board as the designated director of LCHM Holdings, LLC, pursuant to an Investor Rights Agreement between Stratus and Moffett Holdings, L.L.C. dated March 15, 2012, which was subsequently assigned to LCHM Holdings, LLC. Mr. Porter will continue to receive compensation for his service on the Board in accordance with Stratus’ standard compensatory arrangement for non-management directors. A description of Stratus’ non-management director compensation can be found under the caption “Director Compensation” in Stratus’ 2019 Proxy Statement filed with the Securities and Exchange Commission on March 29, 2019.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2020 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1). Financial Statements.

The consolidated statements of comprehensive loss, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated December 9, 2019 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.3	Membership Interest Purchase Agreement, dated December 9, 2019 between Stratus Block 21, Investments, L.P. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.	X

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate		8-A/A	000-19989	8/26/2010

10.1	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.2	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.3	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	001-37716	3/15/2016

10.4	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.5	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.6	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.7	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.8	Construction Loan Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.9	Promissory Note by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.10	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.11	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

10.12	Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank dated December 6, 2018.		8-K	001-37716	12/12/2018

10.13	Amended and Restated Limited Partnership Agreement of The Saint Mary, L.P. entered into by and among The Saint Mary GP, L.L.C., Circle C Land, L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.14	Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.15	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/18/2019

10.16	Board Representation and Standstill Agreement dated as of January 11, 2017 by and among Stratus Properties Inc., Oasis Management Company Ltd., Oasis Investments II Master Fund Ltd. and Oasis Capital Partners (Texas) Inc.		8-K	001-37716	1/11/2017

10.17*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.18*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.19*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.20*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.21*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.22*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. Stock Incentive Plan for Non-Employee Director Grants (adopted August 2014).		10-K	000-19989	3/16/2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.23*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015
10.24*	Form of Performance-Based Restricted Stock Unit Agreement under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.25*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.26*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.27*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.28*	Stratus Properties Inc. Director Compensation.		10-K	001-37716	3/16/2018

10.29*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.30*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2016.		10-Q	001-37716	5/10/2016

10.31*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective as of April 1, 2019.		10-K	001-37716	3/18/2019

10.32*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective as of April 1, 2019.		10-K	001-37716	3/18/2019

10.33*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

10.34*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan for Non-Employee Director Grants (adopted May 2019).		10-Q	000-19989	5/10/2019

10.35	Loan and Security Agreement by and between Santal, L.L.C., as borrower and ACRC Lender LLC, as lender, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.36	Note by and between Santal, L.L.C. and ACRC Lender LLC, dated September 30, 2019.		8-K	001-37716	10/4/2019

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Certified resolution of the Board of Directors of Stratus Properties Inc. authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of Stratus Properties Inc.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2020.

STRATUS PROPERTIES INC.

By:      /s/ William H. Armstrong III
William H. Armstrong III
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 16, 2020.

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

*By:              /s/ William H. Armstrong
William H. Armstrong III
Attorney-in-Fact
S-1