Form 10-Q
period 2020-03-31
STRATUS PROPERTIES INC
filed 2020-06-25
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On June 19, 2020, there were issued and outstanding 8,210,139 shares of the registrant’s common stock, par value $0.01 per share.

EXPLANATORY NOTE

On March 4, 2020, the United States Securities and Exchange Commission (the SEC) issued an order under Section 36 of the Securities Exchange Act of 1934, as amended (the Exchange Act), which was modified and superseded on March 25, 2020 (Release No. 34-88465), providing conditional relief to public companies that are unable to meet a filing deadline because of circumstances related to the COVID-19 pandemic (the SEC Order).

Stratus Properties Inc. (we or our) is filing this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, (the Quarterly Report) in reliance on the SEC Order because of circumstances related to the COVID-19 pandemic. In particular, COVID-19 and related precautionary responses from federal, state and local governments limited access to our facilities, including our corporate headquarters, and disrupted normal interactions among our accounting personnel and other staff involved in the completion of our Quarterly Report. The pandemic raised uncertainties surrounding our business and financing activities and real estate transactions. In addition, management’s attention has been focused primarily on addressing the operational and financial challenges presented by the pandemic. These restrictions, uncertainties and challenges slowed the completion of our internal reviews, including the evaluation of the various impacts of COVID-19 on our financial statements, and the preparation and completion of the Quarterly Report in a timely manner.

Pursuant to the requirements of the SEC Order, we filed a Current Report on Form 8-K with the SEC on May 11, 2020, indicating our intention to rely upon the SEC Order with respect to the filing of this Quarterly Report, which would have otherwise been filed by May 11, 2020. This Quarterly Report is being filed within the 45-day extension period provided by the SEC Order.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$23,882	$19,173
Restricted cash	13,824	19,418
Real estate held for sale	7,546	14,872
Real estate under development	100,953	95,026
Land available for development	46,070	45,539
Real estate held for investment, net	326,851	329,103
Lease right-of-use assets	11,222	11,378
Deferred tax assets	9,834	12,311
Other assets	18,756	14,548
Total assets	$558,938	$561,368

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$12,986	$16,053
Accrued liabilities, including taxes	6,865	11,580
Debt	373,068	365,749
Lease liabilities	12,765	12,636
Deferred gain	7,423	7,654
Other liabilities	13,825	13,614
Total liabilities	426,932	427,286

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,244	186,082
Accumulated deficit	(44,637)	(43,567)
Common stock held in treasury	(21,600)	(21,509)
Total stockholders’ equity	120,100	121,099
Noncontrolling interests in subsidiaries	11,906	12,983
Total equity	132,006	134,082
Total liabilities and equity	$558,938	$561,368

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Real estate operations	$12,336	$2,948
Leasing operations	5,732	3,629
Hotel	5,911	8,325
Entertainment	4,155	4,796
Total revenues	28,134	19,698
Cost of sales:
Real estate operations	10,255	46
Leasing operations	3,082	2,139
Hotel	5,899	6,675
Entertainment	3,098	3,479
Depreciation	3,633	2,630
Total cost of sales	25,967	14,969
General and administrative expenses	2,815	3,199
Gain on sale of assets	—	(2,113)
Total	28,782	16,055
Operating (loss) income	(648)	3,643
Interest expense, net	(3,915)	(2,572)
Loss on interest rate derivative instruments	(121)	(59)
Loss on early extinguishment of debt	—	(16)
Other income, net	19	299
(Loss) income before income taxes	(4,665)	1,295
Benefit from (provision for) income taxes	2,518	(433)
Net (loss) income and total comprehensive (loss) income	(2,147)	862
Total comprehensive loss attributable to noncontrolling interests in subsidiaries	1,077	—
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(1,070)	$862

Net (loss) income per share attributable to common stockholders:
Basic	$(0.13)	$0.11
Diluted	$(0.13)	$0.10

Weighted-average common shares outstanding:
Basic	8,200	8,167
Diluted	8,200	8,213

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities:
Net (loss) income	$(2,147)	$862
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,633	2,630
Cost of real estate sold	8,146	1,931
Gain on sale of assets	—	(2,113)
Loss on interest rate derivative contracts	121	59
Loss on early extinguishment of debt	—	16
Amortization of debt issuance costs and stock-based compensation	538	296
(Decrease) increase in deposits	(185)	108
Deferred income taxes	2,477	291
Purchases and development of real estate properties	(6,222)	(3,298)
Municipal utility district reimbursements applied to real estate under development	—	920
Increase in other assets	(3,967)	(928)
Decrease in accounts payable, accrued liabilities and other	(6,828)	(83)
Net cash (used in) provided by operating activities	(4,434)	691

Cash flow from investing activities:
Capital expenditures	(2,328)	(29,443)
Proceeds from sale of assets	—	3,170
Payments on master lease obligations	(287)	(306)
Purchase of noncontrolling interest in consolidated subsidiary	—	(4,589)
Net cash used in investing activities	(2,615)	(31,168)

Cash flow from financing activities:
Borrowings from credit facility	12,500	12,086
Payments on credit facility	(5,681)	(12,911)
Borrowings from project loans	5,905	30,744
Payments on project and term loans	(6,380)	(4,006)
Cash dividend paid for stock-based awards	(8)	(17)
Stock-based awards net payments	(91)	(100)
Financing costs	(81)	(209)
Net cash provided by financing activities	6,164	25,587
Net decrease in cash, cash equivalents and restricted cash	(885)	(4,890)
Cash, cash equivalents and restricted cash at beginning of year	38,591	38,919
Cash, cash equivalents and restricted cash at end of period	$37,706	$34,029

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	162	—	—	—	162	—	162
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Total comprehensive loss	—	—	—	(1,070)	—	—	(1,070)	(1,077)	(2,147)
Balance at March 31, 2020	9,347	$93	$186,244	$(44,637)	1,137	$(21,600)	$120,100	$11,906	$132,006

Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	168	—	—	—	168	—	168
Tender of shares for stock-based awards	—	—	—	—	4	(100)	(100)	—	(100)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	(4,589)	(4,589)
Total comprehensive income	—	—	—	862	—	—	862	—	862
Balance at March 31, 2019	9,305	$93	$186,424	$(40,241)	1,128	$(21,360)	$124,916	$18,076	$142,992

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2019 (Stratus 2019 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments.

Operating results for the three-month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In particular, the impact of the COVID-19 pandemic intensified late in the first quarter of 2020, has continued into the second quarter of 2020 and is expected to continue beyond the second quarter of 2020. As a result, this interim period, as well as future interim periods in 2020, will not be comparable to past performance or indicative of future performance.

The preparation of Stratus’ consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including potential impacts arising from the COVID-19 pandemic and related government actions, that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates. As the impact of the COVID-19 pandemic continues to evolve, and the extent of its impact cannot be determined with certainty, estimates and assumptions about future events and their effects require increased judgement. Stratus’ future assessment of the magnitude and duration of the COVID-19 pandemic and related economic disruption, as well as other factors, could result in material changes to the estimates and material impacts to Stratus’ consolidated financial statements in future reporting periods.

Block 21 Update. Block 21 is Stratus’ wholly owned mixed-use real estate development and entertainment business in downtown Austin, Texas that contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

On December 9, 2019, Stratus entered into definitive agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sales. As this represented a strategic shift for Stratus, the assets and liabilities of Block 21 were previously classified as held for sale - discontinued operations in the consolidated balance sheet at December 31, 2019. As previously disclosed, on May 21, 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to sell Block 21 and authorizing the release of Ryman's $15.0 million in earnest money to Stratus. Stratus used $13.8 million of the $15.0 million earnest money to pay down its Comerica Bank revolving credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. Stratus will record the $15.0 million as income in the second quarter of 2020. As a result of the termination of the agreements to sell Block 21, Stratus has concluded that such assets and liabilities no longer qualified as held for sale as of March 31, 2020. The carrying amounts as of December 31, 2019, of Block 21’s major classes of assets and liabilities, which were previously classified as held for sale - discontinued operations in the consolidated balance sheet follow (in thousands):

Assets:
Cash and cash equivalents	$10,408
Restricted cash	13,574
Real estate held for investment	131,286
Other assets	3,480
Total assets	$158,748
Liabilities:
Accounts payable and accrued liabilities, including taxes	$7,005
Debt	141,184
Other liabilities	7,036
Total liabilities	$155,225

COVID-19 Impact. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic has had a significant adverse impact on Stratus' business and operations. As mentioned above, Stratus' previously announced transaction to sell Block 21 was terminated by Ryman as a result of the capital markets and economic environment caused by the COVID-19 pandemic. Additionally, Stratus is deferring progress on development projects pending improvements in health and market conditions, but Stratus continues to advance its land planning, engineering and permitting activities. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, Stratus cannot predict its future impact on the company with any certainty.

Stratus’ revenue, operating income and cash flow in its hotel and entertainment segments were adversely impacted in the first quarter of 2020, have been more adversely impacted in the second quarter of 2020 and are expected to continue to be adversely impacted beyond second-quarter 2020. For example, while the hotel has remained open throughout the pandemic, average occupancy for the second quarter through June 21, 2020, was 12 percent, with June having the highest occupancy in the second quarter, averaging 24 percent.

As a result of the COVID-19 pandemic, many of Stratus’ retail leasing tenants, other than grocery and liquor stores, closed or were operating at significantly reduced capacity beginning late in the first quarter of 2020 and continuing into the second quarter of 2020. Beginning in April 2020, Stratus agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rent will be amortized over a 12-month or 24-month period starting in January 2021. These rent deferrals have resulted in a reduction of scheduled base rent collections of approximately 30 percent for the second quarter through June 22, 2020. As of mid-June, most of Stratus’ retail tenants have reopened. At its multi-family properties, Stratus has granted rent deferral accommodations on a case-by-case basis, which as of June 22, 2020, had resulted in a reduction of scheduled rent collections of approximately two percent of contractual rents, with no material decline in occupancy. In the aggregate, Stratus’ second-quarter retail and multi-family rent collections are 15 percent less than scheduled rent as of June 22, 2020. Stratus will assess these deferred rents for potential credit losses at June 30, 2020.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act provides retroactive tax provisions and other stimulus measures to affected companies including the ability to carryback net operating losses, raising the limitation on the deductibility of interest expense, technical corrections to accelerate tax depreciation for qualified improvement property, and delaying the payment of employer payroll taxes. On April 22, 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program of the CARES Act. The loan bears interest at one percent and matures April 15, 2022. The proceeds from the loan must be used to retain workers and maintain payroll or make mortgage interest payments, lease payments and utility payments. As of June 25, 2020, Stratus has not used the funds. Refer to Note 8 for further discussion of income tax benefits.

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

	Three Months Ended
	March 31,
	2020		2019
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(1,070)		$862

Basic weighted-average shares of common stock outstanding	8,200		8,167

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	—	[a]	46	[b]

Diluted weighted-average shares of common stock outstanding	8,200		8,213

Net (loss) income per share attributable to common stockholders:
Basic	$(0.13)		$0.11
Diluted	$(0.13)		$0.10

a.Excludes 78 thousand shares of common stock associated with RSUs and stock options that were anti-dilutive as a result of the net loss.
b.Excludes 31 thousand shares of common stock associated with RSUs that were anti-dilutive.

3. RELATED PARTY TRANSACTIONS
The Saint Mary, L.P. On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26.0 million construction loan with Texas Capital Bank, National Association and (2) an $8.0 million private placement. As one of the participants in the private placement offering, LCHM Holdings, LLC (LCHM), a related party as a result of its greater than 5 percent beneficial ownership of Stratus’ common stock, purchased limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

Stratus Kingwood Place, L.P. On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new H-E-B, L.P. (HEB)-anchored, mixed-use development project (Kingwood Place). As one of the participants in the private placement offering, LCHM purchased Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

Stratus has performed evaluations and concluded that The Saint Mary, L.P. and the Kingwood, L.P. are variable interest entities and that Stratus is the primary beneficiary. Stratus will continue to evaluate which entity is the primary beneficiary of The Saint Mary, L.P. and the Kingwood, L.P. in accordance with applicable accounting guidance. The Saint Mary, L.P. and the Kingwood, L.P.’s results are consolidated in Stratus’ financial statements.

Stratus’ consolidated balance sheets include the following combined assets and liabilities of The Saint Mary, L.P. and the Kingwood, L.P. (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$2,109	$1,110
Real estate under development	9,585	3,703
Land available for development	4,163	9,273
Real estate held for investment	64,263	64,637
Other assets	1,878	1,807
Total assets	$81,998	$80,530
Liabilities:
Accounts payable and accrued liabilities	$4,973	$8,680
Debt	51,974	45,848
Total liabilities	$56,947	$54,528
Net assets	$25,051	$26,002
Other Transactions. Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's general consulting services related to the entitlement and development of properties and expense reimbursements totaled approximately $39 thousand in first-quarter 2020 and $27 thousand in first-quarter 2019. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

4. DISPOSITIONS
Circle C. In January 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used a portion of the proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and recorded a gain on this sale totaling $2.1 million in first-quarter 2019.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$1	$1	$3	$3
Liabilities:
Debt	373,068	377,427	365,749	370,558
Interest rate swap agreement	233	233	114	114

Interest Rate Cap and Swap Agreements. In September 2019, a Stratus subsidiary paid $24 thousand to enter into an interest rate cap agreement, which caps the maximum London Interbank Offered Rate (LIBOR) at 3.0 percent, on a total notional amount of $75.0 million (the principal amount of The Santal loan). The interest rate cap agreement provides that the Stratus subsidiary will collect the difference between 3.0 percent and one-month LIBOR if one-month LIBOR is greater than 3.0 percent (refer to Note 6 in the Stratus 2019 Form 10-K for further discussion of The Santal loan). The interest rate cap agreement terminates on October 5, 2021.

The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month LIBOR. As of March 31, 2020, the agreement had a notional amount of $15.2 million, which will amortize to $14.8 million by the end of the agreement, and as of December 31, 2019, the agreement had a notional amount of $15.3 million.

The interest rate cap and swap agreements do not qualify for hedge accounting so changes in the agreements' fair values are recorded in the consolidated statements of comprehensive (loss) income. Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of both agreements. Stratus also evaluated the counterparty credit risk associated with both agreements, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap and swap agreements are classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT
The components of Stratus' debt are as follows (in thousands):

	March 31, 2020	December 31, 2019
Goldman Sachs loan	$140,643	$141,184
The Santal loan	74,065	73,972
Comerica Bank credit facility	49,300	42,482
New Caney land loan	4,918	4,908
Construction loans:
Kingwood Place	26,983	23,991
The Saint Mary	24,991	21,857
Lantana Place	23,283	23,268
Jones Crossing	21,669	21,354
West Killeen Market	7,211	7,213
Amarra Villas credit facility	5	5,520
Total debt[a]	$373,068	$365,749
a.Includes net reductions for unamortized debt issuance costs of $3.1 million at March 31, 2020, and $3.5 million at December 31, 2019.

As of March 31, 2020, Stratus had $10.6 million available under its $60.0 million Comerica Bank credit facility, with $150 thousand of letters of credit committed against the credit facility. Effective April 14, 2020, Stratus and Comerica Bank agreed to modify the Comerica Bank credit facility to (i) extend the maturity date of the credit facility from June 29, 2020, to September 27, 2020, and (ii) revise the definition of LIBOR to provide for an increase in the LIBOR floor from zero percent to one percent. On June 12, 2020, the Company entered into a further amendment to its credit facility agreement with Comerica Bank to extend the maturity date of the facility to September 27, 2022. As of June 12, 2020, Stratus had $25.0 million available under its $60.0 million Comerica Bank credit facility, with $150 thousand of letters of credit committed against the credit facility.

In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase is being used to fund the construction of a retail building on an existing Kingwood Place retail pad.

For a description of Stratus' other debt, refer to Note 6 in the Stratus 2019 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $5.2 million in first-quarter 2020 and $4.6 million in first-quarter 2019. Stratus' capitalized interest totaled $1.3 million in first-quarter 2020 and $2.1 million in first-quarter 2019, primarily related to development activities at Barton Creek. The 2019 period also included capitalized interest related to development activities at Kingwood Place and The Saint Mary.

7. PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Stratus Compensation Committee of the Board of Directors (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.
Refer to Note 8 of the Stratus 2019 Form 10-K for further discussion.

During first-quarter 2020, Stratus recorded a $49 thousand reduction to the accrued liability for the Plan of which $4 thousand reduced project development costs and $45 thousand reduced general and administrative expenses. During first-quarter 2019, Stratus accrued $0.2 million to project development costs and $0.3 million in general and administrative expenses related to the Plan. The accrued liability for the Plan totaled $2.4 million at March 31, 2020, and $2.5 million at December 31, 2019 (included in other liabilities). As of March 31, 2020, no amounts had been paid to participants under the Plan.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 in the Stratus 2019 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $9.8 million at March 31, 2020, and $12.3 million at December 31, 2019. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first three months of 2020 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the CARES Act, which allows Stratus to carryback losses to 2017 when the U.S. corporate tax rate was 35 percent among other impacts, resulting in a first-quarter 2020 tax benefit of $1.3 million, and the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate for the first three months of 2019 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and permanent differences.

9. BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a future commercial phase; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia), Kingwood, Texas (a portion of Kingwood Place, land for future multi-family development and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes The Santal, West Killeen Market, The Saint Mary, office and retail space at the W Austin Hotel & Residences and completed portions of Lantana Place, Jones Crossing and Kingwood Place.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended March 31,
	2020	2019
Real Estate Operations:
Developed property sales	$12,308	$2,834
Commissions and other	28	114
	12,336	2,948
Leasing Operations:
Rental revenue	5,732	3,629
	5,732	3,629
Hotel:
Rooms, food and beverage	5,075	7,737
Other	836	588
	5,911	8,325
Entertainment:
Event revenue	3,558	4,224
Other	597	572
	4,155	4,796

Total Revenues from Contracts with Customers	$28,134	$19,698

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Hotel		Entertainment		Corporate, Eliminations and Other[b]	Total
Three Months Ended March 31, 2020:
Revenues:
Unaffiliated customers	$12,336	$5,732	$5,911		$4,155		$—	$28,134
Intersegment	4	227	48		15		(294)	—
Cost of sales, excluding depreciation	10,182	3,088	5,908		3,226		(70)	22,334
Depreciation	59	2,047	1,105	[c]	483	[c]	(61)	3,633
General and administrative expenses	—	—	—		—		2,815	2,815
Operating income (loss)	$2,099	$824	$(1,054)		$461		$(2,978)	$(648)
Capital expenditures and purchases and development of real estate properties	$6,222	$2,283	$27		$18		$—	$8,550
Total assets at March 31, 2020	160,691	235,734	96,484		42,639		23,390	558,938

	Real Estate Operations[a]		Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended March 31, 2019:
Revenues:
Unaffiliated customers	$2,948		$3,629		$8,325	$4,796	$—	$19,698
Intersegment	5		230		47	29	(311)	—
Cost of sales, excluding depreciation	46	[d]	2,144		6,698	3,607	(156)	12,339
Depreciation	61		1,407		900	394	(132)	2,630
General and administrative expenses	—		—		—	—	3,199	3,199
Gain on sales of assets	—		(2,113)	[e]	—	—	—	(2,113)
Operating income (loss)	$2,846		$2,421		$774	$824	$(3,222)	$3,643
Capital expenditures and purchases and development of real estate properties	$3,298		$29,220		$98	$125	$—	$32,741
Municipal utility district (MUD) reimbursements classified as a reduction of real estate under development[d]	920		—		—	—	—	920
Total assets at March 31, 2019	198,447		164,811		98,503	43,846	23,176	528,783
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.
d.In the first quarter of 2019, Stratus received $4.6 million of proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheets, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statements of comprehensive (loss) income. Refer to Note 1 of the Stratus 2019 Form 10-K for further discussion of Stratus' accounting policy for MUD reimbursements.
e.Relates to the first-quarter 2019 sale of a retail pad subject to a ground lease located in the Circle C community. Refer to Note 4.

10. SUBSEQUENT EVENTS
In June 2020, Stratus received $0.8 million related to a business interruption insurance claim that it filed as a result of water and smoke damage in the W Austin hotel in January 2018. Stratus will recognize these proceeds as a reduction of hotel costs of sales in the second quarter of 2020.

Stratus evaluated events after March 31, 2020, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K for further discussion). In particular, the impact of the COVID-19 pandemic intensified late in the first quarter of 2020, has continued into the second quarter of 2020 and is expected to continue beyond the second quarter of 2020. As a result, this interim period, as well as future interim periods in 2020, will not be comparable to past performance or indicative of future performance. Stratus expects continued uncertainty in its business and the global economy as a result of the duration and intensity of the COVID-19 pandemic and its related effects. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” of this Form 10-Q, unless otherwise stated.

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

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC

Since January 2020, the COVID-19 outbreak has caused substantial disruption in international and U.S. economies and markets, intensifying in the latter part of the first quarter of 2020 and continuing into the second quarter of 2020. On March 11, 2020, the World Health Organization designated the COVID-19 outbreak a pandemic. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. For example, on March 6, 2020, the annual South by Southwest music festival in Austin, Texas was cancelled. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic is having, and we believe will continue to have, a significant adverse impact on our business and operations, as discussed further below.

State and local governments in Texas have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. The pandemic remains complex and rapidly-evolving. For example, in June, the city of Austin has extended its Stay-at-Home order through August 15, 2020. Health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty.

Termination of Sale of Block 21
Our previously announced transaction to sell Block 21, which contains the W Austin Hotel and the ACL Live and 3TEN ACL Live entertainment venues, to Ryman Hospitality Properties, Inc. (Ryman) was terminated by Ryman on May 21, 2020. As a result of Ryman’s termination of the transaction, Ryman forfeited to us its $15.0 million of earnest money. We used $13.8 million of the earnest money to pay down our Comerica Bank credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. We will record the $15.0 million as income in the second quarter of 2020.

Impacts on our Business
As a result of the COVID-19 pandemic, we are deferring progress on development projects, including our previously announced Magnolia Place project, pending improvements in health and market conditions, but we continue to advance our land planning, engineering and permitting activities. Many of our retail leasing tenants, other than grocery and liquor stores, have been closed or operating at significantly reduced capacity beginning late in the first quarter of 2020 and continuing into the second quarter of 2020. Beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rent will be amortized over a 12-month or 24-month period starting in January 2021. These rent deferrals have resulted in a reduction of scheduled base rent collections of approximately 30 percent for the second quarter through June 22, 2020. As of mid-June, most of our retail tenants have reopened. At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which as of June 22, 2020, had resulted in a reduction of scheduled rent collections of approximately two percent of contractual rents, with no material decline in occupancy. In the aggregate, our second-quarter retail and multi-family rent collections are 15 percent less than scheduled rent as of June 22, 2020.

Our revenue, operating income and cash flow from our hotel and entertainment segments were adversely impacted in the first quarter of 2020, have been more adversely impacted in the second quarter of 2020 and are expected to continue to be adversely impacted beyond second-quarter 2020. For example, while our hotel has remained open throughout the pandemic, average occupancy for the second quarter through June 21, 2020, was 12 percent, with June having the highest occupancy in the second quarter, averaging 24 percent.

We have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting employees, tenants, guests, customers and suppliers. The impacts of the COVID-19 pandemic on each of our segments are described below in more detail in “Results of Operations.”

Our current plans call for us to focus on ramping up operations at Block 21 as health and market conditions permit, advancing our land planning, engineering and permitting activities for our development projects and assessing new opportunities for future projects.

Impacts on our Liquidity and Capital Resources
In April 2020, we extended the maturity date of our $60 million revolving credit facility to September 27, 2020, and on June 12, 2020, we further extended the maturity date of the facility to September 27, 2022. As of June 12, 2020, we had borrowed $34.8 million on the facility and had $150 thousand of letters of credit committed against the facility, with $25.0 million available for future borrowings.

As discussed in more detail below, we project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, without any significant asset sales or reductions in general and administrative expenses. However, our projections are based on many detailed and complex underlying assumptions, including that our hotel and entertainment businesses will begin to ramp up in the summer of 2020, that tenants granted rent deferrals will recommence rent payments as agreed and that current conditions in our leasing operations will not further deteriorate materially. No assurances can be given that the results anticipated by our projections will occur. See “Capital Resources and Liquidity” below, “Risk Factors” included in Part II, Item 1A. of this Form 10-Q and “Risk Factors” included in Part I, Item 1A. of our 2019 Form 10-K, for further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

OVERVIEW OF FINANCIAL RESULTS FOR FIRST-QUARTER 2020

Our net loss attributable to common stockholders totaled $1.1 million, $0.13 per share, in first-quarter 2020, compared with net income of $0.9 million, $0.10 per share, in first-quarter 2019. Our net loss attributable to common stockholders in first-quarter 2020, compared to our net income in first-quarter 2019, is primarily the result of municipal utility district (MUD) reimbursements and a gain on sale of assets being recognized in first-quarter 2019 (as discussed below) and higher interest expense related to higher average debt in first-quarter 2020.
Our revenues totaled $28.1 million in first-quarter 2020, compared with $19.7 million in first-quarter 2019. The increase in revenues in first-quarter 2020, compared to first-quarter 2019, primarily reflects the sales of two homes built on Amarra Drive Phase III lots and an increase in lot sales in first-quarter 2020, along with an increase in revenue from leasing operations. The overall increase in revenues was net of declines in revenues in our hotel and entertainment segments caused by the COVID-19 pandemic.

In first-quarter 2019, we received $4.6 million of proceeds related to Travis County MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, we recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheet, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statement of comprehensive (loss) income. First-quarter 2019 also included a gain on the sale of assets totaling $2.1 million, primarily related to the sale of a retail pad subject to a ground lease located in the Circle C community.
DEVELOPMENT ACTIVITIES

Current Residential Activities.
In first-quarter 2020, we sold two Amarra Drive Phase II lots, six Amarra Drive Phase III lots, one of which was included in the contract discussed below, and two homes built on Amarra Drive Phase III lots for a total of $12.3 million. As of March 31, 2020, 11 developed Amarra Drive Phase III lots and 5 developed Amarra Drive Phase II lots remained unsold, of which 4 Phase III lots and 3 Phase II lots were subject to the new homebuilder contract discussed below.
In September 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 15 Amarra Drive Phase III lots to a homebuilder for a total of $11.6 million (the original homebuilder contract). In January 2020, the original homebuilder contract was terminated and replaced with a similar contract with the same homebuilder in which we agreed to sell the three remaining Amarra Drive Phase III lots under the original contract as well as three new Amarra Drive Phase II lots and two new Amarra Drive Phase III lots for $5.2 million (the new homebuilder contract). In accordance with the new homebuilder contract the parties are required to close on the sale of these lots ratably before March 31, 2021. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the homebuilder contract but would retain the related $45 thousand earnest money. In first-quarter 2020, in accordance with the contract, we sold one Amarra Drive Phase III lot for $695 thousand as discussed above.

Subsequent to March 31, 2020, and through June 22, 2020, we closed on the sale of one Amarra Drive Phase III lot for $650 thousand and one Amarra Drive Phase II lot for $632 thousand, both of which were subject to the new homebuilder contract. As of June 22, 2020, one Amarra Drive Phase II lot and one Amarra Drive Phase III lot were under contract, in addition to the remaining two Amarra Drive Phase II lots and three Amarra Drive Phase III lots subject to the new homebuilder contract discussed above.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven townhomes during 2017 and 2018. We sold the last two completed townhomes in 2019. We began construction of the next two Amarra Villas townhomes during first-quarter 2020.
The Santal, a multi-family project consisting of 448 units in Section N in the Barton Creek community, is fully leased and stabilized. The Saint Mary, a multi-family project consisting of 240 units in the Circle C community, was approximately 65 percent leased as of March 31, 2020.

For further discussion of our multi-family and single-family residential properties, see MD&A in our 2019 Form 10-K.

Current Commercial Activities.
During 2019, we completed construction of two retail buildings totaling 41,000 square feet and a 103,000-square-foot H-E-B, L.P. (HEB) grocery store at Kingwood Place, an HEB-anchored, mixed-use development in Kingwood, Texas. An 8,000-square-foot retail building is under construction and expected to be completed in July 2020, and we have signed ground leases on two of the retail pads. As of March 31, 2020, we had signed leases for approximately 85 percent of the retail space, including the HEB grocery store.

In March 2019, we finalized the lease for the HEB store at New Caney, an HEB-anchored, mixed-use development in New Caney, Texas, and acquired HEB's interest in the partnership for approximately $5 million. We currently do not anticipate commencing construction on the New Caney project prior to 2021.

Lantana Place is a partially developed, mixed-use development project located in southwest Austin. As of March 31, 2020, we had signed leases for approximately 80 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. As of June 24, 2020, Moviehouse & Eatery had not reopened and we were in the process of renegotiating the lease. Construction of the hotel began in May 2019 and is expected to be completed in January 2021. We have rezoned a portion of the Lantana property for a potential multi-family development of up to 350 units.

As of March 31, 2020, we had signed leases for approximately 95 percent of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent HEB grocery store.

For further discussion of our commercial properties, see MD&A in our 2019 Form 10-K.

Projects in Planning.
We are deferring progress on our development projects, including the previously announced first phase of development of Magnolia Place, a mixed-use project in Magnolia, Texas, currently planned for 133,605 square feet of commercial space; 7 pad sites; 2 hotel sites; and 96 single-family lots and 588 multi-family units, pending improvements in health and market conditions.

We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of single family lots and residential condominium lots, which is expected to increase our density from 154 to approximately 420 home sites. The city of Austin and Travis County approved initial subdivision permit applications for Section KLO in October 2019. The engineering for roads and utilities for the initial phases of Section KLO is in process. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity and result in an increase in potential densities. These potential development projects require extensive additional permitting and will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. However, because of the pandemic we are deferring progress on development projects as we monitor health and market conditions. In addition, the pandemic has adversely affected the market for the sale of real estate in our operating areas at this time, and as a result, and because we project that we will not need to sell properties for liquidity purposes in the near term, we do not expect to sell significant assets at what we believe to be temporarily depressed market prices. As a result, and because of numerous other factors affecting our business activities as described herein and in our 2019 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs.

The following table summarizes our results (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating income (loss):
Real Estate Operations[a]	$2,099	$2,846
Leasing Operations	824	2,421
Hotel	(1,054)	774
Entertainment	461	824
Corporate, eliminations and other[b]	(2,978)	(3,222)
Operating (loss) income	$(648)	$3,643
Interest expense, net	$(3,915)	$(2,572)
Net (loss) income attributable to common stockholders	$(1,070)	$862
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
COVID-19 Pandemic Impact
The pandemic is negatively affecting our real estate operations. We are deferring progress on development projects, as we continue to monitor developments in the market, but we continue to advance our land planning, engineering and permitting activities. We cannot predict when we will be able to recommence the active pursuit of our development projects. Also, the economic downturn caused by the pandemic has adversely affected the market for the sale of real estate in our operating areas. During second-quarter 2020 and through June 22, 2020, we have sold two lots, compared with eight lots and two homes in first-quarter 2020. For further discussion, see Part II, Item 1A. "Risk Factors."

First-Quarter Results
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Developed property sales	$12,308	$2,834
Commissions and other	32	119
Total revenues	12,340	2,953
Cost of sales, including depreciation	10,241	107	[a]
Operating income	$2,099	$2,846

a.Includes $3.4 million credit related to MUD reimbursements.

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Lots/Homes	Revenues	Average Cost Per Lot/Home	Lots/Homes	Revenues	Average Cost Per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	2	$1,190	$208	—	—	—
Phase III lots	6	3,940	314	2	$1,149	$226
Homes built on Phase III lots	2	7,178	3,273	—	—	—
Amarra Villas townhomes	—	—	—	1	1,685	1,588
Total Residential	10	$12,308		3	$2,834

Real Estate Revenue. The increase in revenue in first-quarter 2020, compared to first-quarter 2019, primarily reflects the sales of two homes built on Amarra Drive Phase III lots and an increase in lot sales in first-quarter 2020.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $10.2 million in first-quarter 2020, compared with $0.1 million in first-quarter 2019. The increase in cost of sales in first-quarter 2020, compared with first-quarter 2019, primarily reflects the sales of two homes built on Phase III lots, which have a higher average cost, and an increase in the number of lots sold first-quarter 2020. The increase also reflects $3.4 million in MUD reimbursements received in first-quarter 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold.

Leasing Operations
COVID-19 Pandemic Impact
The pandemic is negatively affecting our leasing operations, primarily at our retail properties. Tenants at our retail locations are diverse and include grocery and liquor stores, which have remained open and have paid rent owed to-date, and restaurants, healthcare services, fitness centers, a movie house and other retail products and services, many of which have been closed or operating at significantly reduced capacity beginning late in the first quarter of 2020 and continuing during the second quarter of 2020. Beginning in April 2020, Stratus agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rent will be amortized over a 12-month or 24-month period starting in January 2021. These rent deferrals have resulted in a reduction of scheduled base rent collections of approximately 30 percent for the second quarter through June 22, 2020. As of mid-June, most of our retail tenants have reopened.

At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which as of June 22, 2020, had resulted in a reduction of scheduled rent collections of approximately two percent of contractual rents, with no material decline in occupancy. We will continue to consider rent deferral accommodations on a case-by-case basis. In the aggregate, our second-quarter retail and multi-family rent collections are 15 percent less than scheduled rent as of June 22, 2020.

As a result of these rent deferral arrangements, and as a result of some other tenants not paying rent, our rental collections in our leasing segment are expected to decline significantly for the second quarter of 2020 and into the third quarter of 2020. We cannot assure you that our tenants will recommence rental payments in accordance with our agreements when the deferral period ends nor whether tenants will request additional accommodations or be willing or able to meet future lease obligations. For further discussion, see Part II, Item 1A. "Risk Factors."

First-Quarter Results
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental revenue	$5,959	$3,859
Rental cost of sales, excluding depreciation	3,088	2,144
Depreciation	2,047	1,407
Gain on sale of assets	—	(2,113)
Operating income	$824	$2,421
Rental Revenue.  Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing, The Saint Mary, Kingwood Place, the office and retail space at the W Austin Hotel & Residences, and West Killeen Market. The increase in rental revenue in first-quarter 2020, compared with first-quarter 2019, primarily reflects the commencement of new leases at The Saint Mary, Kingwood Place, The Santal, Jones Crossing and Lantana Place.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in first-quarter 2020, compared with first-quarter 2019, primarily as a result of the completion of construction and the start of leasing operations at The Saint Mary and Kingwood Place.

Gain on Sale of Assets. In January 2019, we sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. We recorded a gain of $2.1 million and used a portion of the proceeds from the sale to repay $2.5 million of our Comerica Bank credit facility borrowings.

Hotel
COVID-19 Pandemic Impact
The pandemic has had, and we believe will continue to have, a significant adverse impact on the hospitality industry, as it has resulted in dramatically curtailed business and leisure travel and caused cancellations of events or rescheduling of events until later in 2020 and beyond. Accordingly, the pandemic has resulted in a significant decrease in revenue and expected revenue from our hotel rooms, conference facilities and hotel amenities. For example, while our hotel has remained open throughout the pandemic, average occupancy for the second quarter through June 21, 2020, was 12 percent, with June having the highest occupancy in the second quarter, averaging 24 percent. As a result of the pandemic, hotel revenue for the second quarter of 2020 will be significantly lower than hotel revenue in the first quarter of 2020, and we expect to incur higher operating losses in the segment during the second quarter of 2020. We are working with the hotel operator on plans to gradually ramp up hotel operations over the next 12 months, health and market conditions permitting.

The pandemic is expected to continue to negatively affect our hotel business, and the extent to which such adverse impacts continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel demand may remain weak for a significant length of time and attractions and events that previously brought visitors to the city of Austin may not proceed or may proceed with limited capacity. We cannot predict if or when our hotel will return to pre-pandemic demand or pricing. For further discussion, see Part II, Item 1A. "Risk Factors."

First-Quarter Results
The following table summarizes our Hotel results (in thousands):

	Three Months Ended March 31,
	2020	2019
Hotel revenue	$5,959	$8,372
Hotel cost of sales, excluding depreciation	5,908	6,698
Depreciation	1,105	900
Operating (loss) income	$(1,054)	$774

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The decrease in Hotel revenues in first-quarter 2020, compared to first-quarter 2019, is primarily a result of lower room reservations and food and beverage sales as a result of the COVID-19 pandemic. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $150 in first-quarter 2020, compared with $238 in first-quarter 2019.

Hotel Cost of Sales. The decrease in Hotel cost of sales, excluding depreciation, in first-quarter 2020, compared to first-quarter 2019, is primarily a result of lower room reservations and food and beverage sales. The increase in depreciation in first-quarter 2020, compared to first-quarter 2019, is primarily because of an adjustment for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

Hotel Renovation. We are considering proceeding with a renovation of the hotel guest rooms and public spaces, subject to various approvals, including from our lender, and coordination with the hotel operator. We expect to use approximately $7 million of reserves previously set aside for hotel improvements under our agreement with the hotel operator and reflected in restricted cash on our balance sheet.

Entertainment
COVID-19 Pandemic Impact
The pandemic has had, and we believe will continue to have, a significant adverse impact on the entertainment industry and our entertainment operations. Our entertainment venue ACL Live remains closed, and our entertainment venue 3TEN ACL Live is open at limited capacity. Many events previously scheduled for the rest of 2020 have been rescheduled and some have been cancelled. As a result of the pandemic, our Entertainment revenues will be much lower in the second quarter of 2020 and into the third quarter of 2020. It is also unclear whether and to what extent pandemic-related concerns will impact the use of and/or demand for our entertainment venues, even as government restrictions are modified or lifted. We have several events scheduled at our venues over the summer and expect an increasing number of events over the rest of the year. However, our scheduled programs will occur only to the extent health and safety conditions, and regulations, permit. As a result of the pandemic, entertainment revenue for the second quarter of 2020 will be significantly lower than entertainment revenue in the first quarter of 2020, and we expect to incur an operating loss in the segment during the second quarter of 2020. For further discussion, see Part II, Item 1A. "Risk Factors."

First-Quarter Results
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended March 31,
	2020	2019
Entertainment revenue	$4,170	$4,825
Entertainment cost of sales, excluding depreciation	3,226	3,607
Depreciation	483	394
Operating income	$461	$824

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues decreased in first-quarter 2020, compared to first-quarter 2019, primarily as a result of a decrease in the number of events hosted at ACL Live, as many scheduled events in first-quarter 2020 were cancelled as a result of the COVID-19 pandemic.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended March 31,
	2020	2019
ACL Live
Events:
Events hosted	38	64
Estimated attendance	45,446	64,400
Ancillary net revenue per attendee	$55.67	$46.12
Ticketing:
Number of tickets sold	37,703	48,748
Gross value of tickets sold (in thousands)	$1,881	$2,523

3TEN ACL Live
Events:
Events hosted	36	50
Estimated attendance	7,455	9,000
Ancillary net revenue per attendee	$31.91	$37.29
Ticketing:
Number of tickets sold	5,278	5,054
Gross value of tickets sold (in thousands)	$126	$120
Entertainment Cost of Sales. Entertainment cost of sales, excluding depreciation, totaled $3.2 million in first-quarter 2020, compared to $3.6 million in first-quarter 2019, primarily reflecting decreases in the number of events at ACL Live (41 percent decrease). As mentioned previously, many scheduled events in first-quarter 2020 were rescheduled or cancelled as a result of the COVID-19 pandemic. The increase in depreciation in first-quarter 2020, compared to first-quarter 2019, is primarily because of an adjustment for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.
Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses of $2.8 million in first-quarter 2020 were lower, compared with $3.2 million in first-quarter 2019, primarily reflecting lower bonus accruals in first-quarter 2020, including those related to our Profit Participation Incentive Plan. The overall decrease was partially offset by increases in legal fees incurred in connection with the Block 21 sale that ultimately did not close. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) of $5.2 million in first-quarter 2020 were higher, compared with $4.6 million in first-quarter 2019, primarily reflecting higher average debt to finance development activities.
Capitalized interest totaled $1.3 million in first-quarter 2020, compared with $2.1 million in first-quarter 2019 and is primarily related to development activities at Barton Creek.
Other Income, Net. Other income, net of $19 thousand in first-quarter 2020 decreased, compared with $299 thousand in first-quarter 2019, as a result of receiving proceeds in first-quarter 2019 related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount received in first-quarter 2019, we recorded $0.3 million as interest income in other income, net in the consolidated statements of comprehensive (loss) income.
Benefit from (Provision for) Income Taxes. We recorded a benefit from (provision for) income taxes of $2.5 million in first-quarter 2020, compared with $(0.4) million in first-quarter 2019. Refer to Note 8 for further discussion of income tax benefits.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. During first-quarter 2020 our partners' share of losses totaled $1.1 million for projects that began operations in late 2019, primarily The Saint Mary. Of this total, $573 thousand relates to losses incurred prior to 2020.
CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. Our cash flows have also been, and will continue for some time to be, adversely affected by the pandemic, as discussed throughout this report. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Three Months Ended March 31, 2020 and 2019
Operating Activities. Cash (used in) provided by operating activities totaled $(4.4) million in first-quarter 2020, compared with $0.7 million in first-quarter 2019. Expenditures for purchases and development of real estate properties totaled $6.2 million in first-quarter 2020 and $3.3 million in first-quarter 2019, primarily related to development of our Barton Creek properties. The cash outflow resulting from the increase in other assets in first-quarter 2020 is primarily related to the increase in tax receivables as a result of the CARES Act allowing net operating losses to be carried back to 2017. Refer to Note 8 for further discussion. Additionally, the cash outflow resulting from the decrease in accounts payable, accrued liabilities and other in first-quarter 2020 is primarily related to the timing of property tax payments as well contractor retention payments associated with the completion of The Saint Mary and Kingwood Place.
During first-quarter 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million increased net income before taxes for the period and $0.9 million reduced purchases and development of real estate properties).
Investing Activities. Cash used in investing activities totaled $2.6 million in first-quarter 2020 and $31.2 million in first-quarter 2019. Capital expenditures totaled $2.3 million in first-quarter 2020, primarily related to development of the Lantana Place, Kingwood Place and Jones Crossing projects, and $29.4 million in first-quarter 2019, primarily related to development of The Saint Mary, Kingwood Place and The Santal projects. Capital expenditures were lower in first-quarter 2020, compared to first-quarter 2019, primarily as a result of the completion of The Saint Mary and Kingwood Place in late 2019.
In first-quarter 2019, we recorded a purchase of noncontrolling interest totaling $4.6 million as a result of our acquisition of HEB's interests in the New Caney partnership in which we and HEB collectively purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas.
Financing Activities. Cash provided by financing activities totaled $6.2 million in first-quarter 2020 and $25.6 million in first-quarter 2019. During first-quarter 2020, net borrowings on the Comerica Bank credit facility totaled $6.8 million, primarily to fund working capital changes, compared with net repayments of $0.8 million in first-quarter 2019. Net repayments on other project and term loans totaled $0.5 million in first-quarter 2020, primarily related to repayment of the Amarra Villas credit facility partially offset by borrowings for The Saint Mary and Kingwood Place projects, compared with net borrowings of $26.7 million in first-quarter 2019, primarily for the Jones Crossing, Amarra Villas, The Saint Mary and New Caney projects. See “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at March 31, 2020.
Credit Facility, Other Financing Arrangements and Liquidity Outlook
At March 31, 2020, the total principal amount of our outstanding debt was $376.1 million, compared with $369.2 million at December 31, 2019. We had borrowings of $49.3 million under the $60.0 million Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, $10.6 million of which was available at March 31, 2020, net of $150 thousand of letters of credit committed against the credit facility.
On June 12, 2020, we amended our credit facility agreement with Comerica Bank to extend the maturity date from September 27, 2020, to September 27, 2022. As of June 12, 2020, we had borrowed $34.8 million on the facility and had $150 thousand of letters of credit committed against the facility, with $25.0 million available for future borrowings.

Refer to Note 6 in our 2019 Form 10-K for further discussion of our outstanding debt. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2020.

Several of our financing instruments contain customary financial covenants. The West Killeen Market construction loan includes a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The Saint Mary construction loan and the New Caney land loan include a requirement that we maintain liquid assets, as defined in each agreement, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, and the Lantana Place construction loan each include a financial covenant to maintain a debt service coverage ratio as defined in each agreement. In addition, our loan agreements with Comerica Bank require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or dividend payments. As of March 31, 2020, we were in compliance with all of our financial covenants.

We proactively engaged with our project lenders in connection with formulating rent deferral arrangements for tenants at our projects as a result of the pandemic. Although each of our projects is expected to generate sufficient revenue to pay debt service, our projections showed that we would not meet the debt service coverage ratio covenant at June 30, 2020, under the Lantana Place construction loan, and we have been granted a waiver of the covenant for the quarters needed such that we believe we will be able to remain in compliance if rent payments recover as anticipated.

The Goldman Sachs loan agreement secured by the Block 21 assets contains financial covenant requirements that we maintain (i) a net worth in excess of $125 million, (ii) liquid assets of not less than $10 million and (iii) a trailing-12-month debt service coverage ratio, tested quarterly, each as defined in the agreement. If any of these financial covenants are not met, a “Trigger Period”, which is not a default, results. As of March 31, 2020, we were in compliance with all of the financial covenants in the Goldman Sachs loan. However, as a result of the pandemic, we expect that we will not meet the debt service coverage ratio test on the June 30, 2020, test date. During a Trigger Period, any cash generated from Block 21's hotel, entertainment and office and retail space in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we do not expect the Trigger Period to terminate until early 2022.

The Goldman Sachs loan agreement requires us to contribute cash to our Block 21 subsidiary if funds from Block 21’s operations are insufficient to fund all payments and reserves as required under our loan agreement. Additionally, under our hotel operating agreement, the hotel operator may request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. We have been required to contribute such funds during 2020, and our projections reflect that we will be required to do so in future periods in 2020 and early 2021. In addition, our projections reflect that we will need to contribute funds to certain of our leasing projects in future periods in 2020 and early 2021.

As of March 31, 2020, we had $7.8 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, without any significant asset sales or reductions in general and administrative expenses. Prior to the start of the pandemic, our retail and multi-family projects were in advanced lease-up phases, and we expect that they will generate sufficient revenue to pay debt service. We have no significant principal maturities of debt during the remainder of 2020. In addition, we have no material commitments for capital expenditures and have deferred progress on development projects as we continue to evaluate market conditions. Our projections are based on many detailed and complex underlying assumptions, including that our hotel and entertainment businesses will begin to ramp up in the summer of 2020, that tenants granted rent deferrals will recommence rent payments as agreed and that current conditions in our leasing operations will not further deteriorate materially. No assurances can be given that the results anticipated by our projections will occur. See “Risk Factors” included in Part II, Item 1A. of this Form 10-Q and “Risk Factors” included in Part I, Item 1A. of our 2019 Form 10-K , for further discussion.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2020 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Goldman Sachs loan	$1,736	$2,470	$2,613	$2,765	$2,904	$128,967	$141,455
The Santal loan[a]	—	—	75,000	—	—	—	75,000
Comerica Bank credit facility[b]	49,300	—	—	—	—	—	49,300
New Caney land loan[c]	—	5,000	—	—	—	—	5,000
Construction loans:
Kingwood Place[a]	—	—	27,498	—	—	—	27,498
Lantana Place	32	382	399	22,645	—	—	23,458
The Saint Mary	—	25,181	—	—	—	—	25,181
Jones Crossing	—	237	334	21,355	—	—	21,926
West Killeen Market	87	122	7,087	—	—	—	7,296
Amarra Villas credit facility	—	—	5	—	—	—	5
Total	$51,155	$33,392	$112,936	$46,765	$2,904	$128,967	$376,119
a.We have the option to extend the maturity date for two additional 12-month periods, subject to certain conditions.
b.Refer to Note 6 for further information, including the June 2020 amendment to extend the maturity to September 27, 2022.
c.We have the option to extend the maturity date for one additional 12-month period, subject to certain conditions.

Other than debt transactions (as discussed in Note 6), there have been no material changes in our contractual obligations since December 31, 2019. Refer to Part II, Items 7. and 7A. in our 2019 Form 10-K for further information regarding our contractual obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2019 Form 10-K.

NEW ACCOUNTING STANDARDS

There have been no changes in new accounting standards from those discussed in Note 1 to the financial statements included in our 2019 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2019. Refer to Note 9 in our 2019 Form 10-K for further information.
CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic and its economic effects, future cash flows and liquidity, and our ability to remain in compliance with financial and other covenants in debt agreements and to meet other cash obligations, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize or refinance properties, operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, tax rates, the impact of interest rate changes, capital expenditures, financing plans, possible joint venture, partnership, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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
Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the COVID-19 pandemic and its economic effects, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the economy, fear of the further spread or second wave of COVID-19, the duration and scope of the COVID-19 pandemic and impact thereof including the pace of recovery, our ability to pay or refinance our debt or remain in compliance with financial and other covenants in debt agreements and to meet other cash obligations, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint venture, partnership, strategic relationships or other arrangements, our ability to affect our business strategy successfully, including our ability to develop, construct and sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, challenges associated with booking events and selling tickets and event cancellations at Stratus’ entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, grants of rent deferral accommodations to our tenants and ability of our tenants to resume rent payments as agreed, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2019 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our 2019 Form 10-K with the additional risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2019 Form 10-K.

The COVID-19 pandemic has had a significant adverse impact on our business, financial condition, results of operation and liquidity, such impact has worsened during the second quarter of 2020, and could continue to last with unknown severity and for an unknown period of time.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. The COVID-19 pandemic is complex and rapidly evolving, with federal, state and local governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on activities in order to combat its spread. These restrictions have included stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. State and local governments have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. In June, the city of Austin extended its Stay-at-Home order through August 15, 2020.

The pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the U.S. and significant volatility and disruption of financial markets. Health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner. The pandemic had a significant adverse impact on our company during the first quarter of 2020, is having a more severe adverse impact on our company during the second quarter of 2020 and is expected to continue to adversely impact our company beyond second-quarter 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty. The COVID-19 pandemic has subjected our business, financial condition, results of operations, and liquidity to a number of risks, including, but not limited to, those discussed below:

• Risks Related to our Liquidity. Although we project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, our projections depend on many detailed and complex underlying assumptions, including that our hotel and entertainment businesses will begin to ramp up in the summer of 2020, that tenants granted rent deferrals will recommence rent payments as agreed and that current conditions in our leasing operations will not further deteriorate materially, and no assurances can be given that the results anticipated by our projections will occur. If we later determine that we will likely not be able to meet our debt service and other cash obligations, or will likely not be able to meet covenants under our debt agreements, we may seek further amendments to, waivers of provisions of, or restructuring of our debt agreements, seek to sell assets, seek to reduce operating expenses, and/or seek to raise additional capital, any or all of which actions may not be successful. If we cannot meet our debt service obligations, or otherwise default under a debt agreement, our lenders may declare all amounts outstanding under the loans due and payable, seek to foreclose on the collateral securing the loans and/or seek to force us into involuntary bankruptcy proceedings.

• Risks Related to our Hotel Operations. The pandemic has had, and we believe will continue to have, a significant adverse impact on the hospitality industry, as it has resulted in dramatically curtailed business and leisure travel and caused cancellations of events or rescheduling of events until later in 2020 and beyond. Accordingly, the pandemic has resulted in a significant decrease in revenue and expected revenue from our hotel rooms, conference facilities and hotel amenities, as discussed throughout this report. The pandemic is expected to continue to negatively affect our hotel business, and the extent to which such adverse impacts continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel demand may remain weak for a significant length of time and attractions and events that previously brought visitors to the city of Austin may not proceed or may proceed with limited capacity. We cannot predict if or when our hotel will return to pre-pandemic demand or pricing.

• Risks Related to our Entertainment Operations. The pandemic has had, and we believe will continue to have, a significant adverse impact on the entertainment industry and our entertainment operations, as discussed throughout this report. It is unclear whether and to what extent pandemic-related concerns will impact the use of and/or demand for our entertainment venues as government restrictions are modified or lifted. Prolonged repercussions from the pandemic and government-mandated restrictions or other factors could continue to negatively affect our entertainment venues and the financial performance of our entertainment operations, and the extent to which such adverse impacts continue depends on numerous evolving factors that we cannot predict, including if or when our entertainment operations will return to pre-pandemic demand.

• Risks Related to our Leasing Operations. The COVID-19 pandemic is negatively affecting our retail and multi-family leasing operations, as discussed throughout this report. Our retail and multi-family tenants may, as a result of COVID-19 and the related economic downturn, request additional rent deferrals, rent abatement, lease renegotiations or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy, which could further reduce our cash flows. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Further, our ability to renew leases or re-lease vacant spaces on favorable terms, or at all, is constrained in the current environment, which may worsen.

• Risks Related to our Real Estate and Development Operations. The pandemic has negatively affected our real estate and development operations, as discussed throughout this report. We may be unable to sell assets in the current economic environment at a price that we find acceptable or at all. We have deferred progress on our development projects as we continue to monitor developments in the market. We cannot predict when we will be able to recommence the active pursuit of our development projects. Also, the economic downturn caused by the pandemic has adversely affected the market for the sale of real estate in our operating areas, and such effects could continue or worsen, diminishing the demand for and value of our properties for an indeterminate period. The pandemic has also constrained the availability of capital to companies in the real estate industry, and we can provide no assurances that, once we resume our development plans, we will be able to access the required capital at a reasonable cost. Prolonged inability to pursue our development plans will have a negative effect on our business and future profits.

These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risks described in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K. While we believe the risk factors above describe current material risks to our company related to the COVID-19 pandemic, there are other risks that we currently believe will not have a material adverse impact on us that may do so. In addition, there are other risks to our company, not necessarily related to the pandemic, which may adversely affect our business. For additional discussion, refer to Part I, Item 1A. “Risk Factors” in the 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended March 31, 2020.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated December 9, 2019 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.3	Membership Interest Purchase Agreement, dated December 9, 2019 between Stratus Block 21, Investments, L.P. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.4	Termination Letter dated May 21, 2020 with respect to Block 21 purchase agreements.		8-K	001-37716	5/22/2020

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.2	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		8-K	001-37716	5/3/2017

10.3	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.4	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective June 19, 2020.	X

10.5	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

10.6	Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender dated January 15, 2020.	X

10.7	Amended and Restated Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank dated January 15, 2020.	X

10.8	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.9	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.10	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.11	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: June 25, 2020
S-1