Form 10-Q
period 2020-06-30
STRATUS PROPERTIES INC
filed 2020-08-10
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On July 31, 2020, there were issued and outstanding 8,210,139 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$16,138	$19,173
Restricted cash	18,734	19,418
Real estate held for sale	6,960	14,872
Real estate under development	94,351	95,026
Land available for development	56,574	45,539
Real estate held for investment, net	324,341	329,103
Lease right-of-use assets	11,067	11,378
Deferred tax assets	9,580	12,311
Other assets	13,960	14,548
Total assets	$551,705	$561,368

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,346	$16,053
Accrued liabilities, including taxes	8,861	11,580
Debt	363,849	365,749
Lease liabilities	12,894	12,636
Deferred gain	7,030	7,654
Other liabilities	12,738	13,614
Total liabilities	415,718	427,286

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,422	186,082
Accumulated deficit	(40,503)	(43,567)
Common stock held in treasury	(21,600)	(21,509)
Total stockholders’ equity	124,412	121,099
Noncontrolling interests in subsidiaries	11,575	12,983
Total equity	135,987	134,082
Total liabilities and equity	$551,705	$561,368

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Real estate operations	$1,893	$4,129	$14,229	$7,077
Leasing operations	5,718	4,413	11,450	8,042
Hotel	1,030	8,962	6,941	17,287
Entertainment	290	6,220	4,445	11,016
Total revenues	8,931	23,724	37,065	43,422
Cost of sales:
Real estate operations	1,921	3,795	12,176	3,841
Leasing operations	4,070	2,447	7,152	4,586
Hotel	1,766	6,831	7,665	13,506
Entertainment	1,208	4,441	4,306	7,920
Depreciation	3,377	2,703	7,010	5,333
Total cost of sales	12,342	20,217	38,309	35,186
General and administrative expenses	3,103	2,919	5,918	6,118
Income from forfeited earnest money	(15,000)	—	(15,000)	—
Loss (gain) on sale of assets	—	161	—	(1,952)
Total	445	23,297	29,227	39,352
Operating income	8,486	427	7,838	4,070
Interest expense, net	(3,666)	(2,911)	(7,581)	(5,483)
Gain (loss) on interest rate derivative instruments	42	(123)	(79)	(182)
Loss on early extinguishment of debt	—	—	—	(16)
Other income, net	89	12	108	311
Income (loss) before income taxes and equity in unconsolidated affiliates' loss	4,951	(2,595)	286	(1,300)
Equity in unconsolidated affiliates' loss	—	(13)	—	(13)
(Provision for) benefit from income taxes	(1,148)	218	1,370	(215)
Net income (loss) and total comprehensive income (loss)	3,803	(2,390)	1,656	(1,528)
Total comprehensive loss attributable to noncontrolling interests in subsidiaries	331	1	1,408	1
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$4,134	$(2,389)	$3,064	$(1,527)

Basic and diluted net income (loss) per share attributable to common stockholders	$0.50	$(0.29)	$0.37	$(0.19)

Weighted-average common shares outstanding:
Basic	8,210	8,177	8,205	8,172
Diluted	8,228	8,177	8,230	8,172

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$1,656	$(1,528)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,010	5,333
Cost of real estate sold	8,732	4,324
Gain on sale of assets	—	(1,952)
Loss on interest rate derivative instruments	79	182
Loss on early extinguishment of debt	—	16
Amortization of debt issuance costs and stock-based compensation	1,095	546
Equity in unconsolidated affiliates' loss	—	13
Increase in deposits	46	185
Deferred income taxes	2,731	(38)
Purchases and development of real estate properties	(8,655)	(5,756)
Municipal utility district reimbursements applied to real estate under development	—	920
Decrease (increase) in other assets	1,215	(1,636)
Decrease in accounts payable, accrued liabilities and other	(8,464)	(2,187)
Net cash provided by (used in) operating activities	5,445	(1,578)

Cash flow from investing activities:
Capital expenditures	(4,397)	(44,990)
Proceeds from sale of assets	—	3,170
Payments on master lease obligations	(691)	(766)
Purchase of noncontrolling interest in consolidated subsidiary	—	(4,589)
Other, net	—	(4)
Net cash used in investing activities	(5,088)	(47,179)

Cash flow from financing activities:
Borrowings from credit facility	12,800	14,086
Payments on credit facility	(21,304)	(15,648)
Borrowings from project loans	11,926	51,006
Payments on project and term loans	(6,976)	(5,619)
Cash dividend paid for stock-based awards	(8)	(17)
Stock-based awards net payments	(91)	(100)
Financing costs	(423)	(231)
Net cash (used in) provided by financing activities	(4,076)	43,477
Net decrease in cash, cash equivalents and restricted cash	(3,719)	(5,280)
Cash, cash equivalents and restricted cash at beginning of year	38,591	38,919
Cash, cash equivalents and restricted cash at end of period	$34,872	$33,639

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at March 31, 2020	9,347	$93	$186,244	$(44,637)	1,137	$(21,600)	$120,100	$11,906	$132,006
Stock-based compensation	—	—	178	—	—	—	178	—	178
Total comprehensive income (loss)	—	—	—	4,134	—	—	4,134	(331)	3,803
Balance at June 30, 2020	9,347	$93	$186,422	$(40,503)	1,137	$(21,600)	$124,412	$11,575	$135,987

Balance at March 31, 2019	9,305	$93	$186,424	$(40,241)	1,128	$(21,360)	$124,916	$18,076	$142,992
Stock-based compensation	—	—	(90)	—	—	—	(90)	—	(90)
Total comprehensive loss	—	—	—	(2,389)	—	—	(2,389)	(1)	(2,390)
Balance at June 30, 2019	9,305	$93	$186,334	$(42,630)	1,128	$(21,360)	$122,437	$18,075	$140,512

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	340	—	—	—	340	—	340
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Total comprehensive income (loss)	—	—	—	3,064	—	—	3,064	(1,408)	1,656
Balance at June 30, 2020	9,347	$93	$186,422	$(40,503)	1,137	$(21,600)	$124,412	$11,575	$135,987

Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	78	—	—	—	78	—	78
Tender of shares for stock-based awards	—	—	—	—	4	(100)	(100)	—	(100)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	(4,589)	(4,589)
Total comprehensive loss	—	—	—	(1,527)	—	—	(1,527)	(1)	(1,528)
Balance at June 30, 2019	9,305	$93	$186,334	$(42,630)	1,128	$(21,360)	$122,437	$18,075	$140,512

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

Operating results for the second quarter of 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In particular, the impact of the COVID-19 pandemic intensified late in the first quarter of 2020 and has continued during and subsequent to the second quarter of 2020. As a result, this interim period, as well as future interim periods in 2020, will not be comparable to past performance or indicative of future performance.

The preparation of Stratus’ consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including those related to the potential impacts arising from the COVID-19 pandemic and related government actions, that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates. As the impact of the COVID-19 pandemic continues to evolve, and the extent of its impact cannot be determined with certainty, estimates and assumptions about future events and their effects require increased judgement. Stratus’ assessment of the future magnitude and duration of the COVID-19 pandemic and related economic disruption, as well as other factors, could result in material changes to the estimates used in and material impacts to Stratus’ consolidated financial statements in future reporting periods.

Terminated Block 21 Sale. Block 21 is Stratus’ wholly owned mixed-use real estate development and entertainment business in downtown Austin, Texas that contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

On December 9, 2019, Stratus entered into definitive agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sales. As the proposed sale represented a strategic shift for Stratus, the assets and liabilities of Block 21 were classified as held for sale - discontinued operations in the consolidated balance sheet of Stratus' 2019 Form 10-K. On May 21, 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to sell Block 21 and authorizing the release of Ryman's $15.0 million in earnest money to Stratus. During the second quarter of 2020, Stratus recorded the $15.0 million as operating income, used $13.8 million of the $15.0 million earnest money to pay down its Comerica Bank revolving credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. As a result of the termination of the agreements to sell Block 21, Stratus has concluded that such assets and liabilities no longer qualified as held for sale. The carrying amounts as of December 31, 2019, of Block 21’s major classes of assets and liabilities, which were previously classified as held for sale - discontinued operations in the consolidated balance sheet of Stratus' 2019 Form 10-K follow (in thousands):

Assets:
Cash and cash equivalents	$10,408
Restricted cash	13,574
Real estate held for investment	131,286
Other assets	3,480
Total assets	$158,748
Liabilities:
Accounts payable and accrued liabilities, including taxes	$7,005
Debt	141,184
Other liabilities	7,036
Total liabilities	$155,225

COVID-19 Impact. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. Beginning in mid-June 2020, there have been reports of increasing numbers of new COVID-19 cases throughout the United States, and in particular, Texas, resulting in some governments extending or re-imposing restrictions. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic has had a significant adverse impact on Stratus' business and operations. As mentioned above, Stratus' previously disclosed transaction to sell Block 21 was terminated by Ryman as a result of the capital markets and economic environment caused by the COVID-19 pandemic. Additionally, Stratus is continuing to defer progress on development projects pending improvements in health and market conditions, but Stratus continues to advance its land planning, engineering and permitting activities. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, Stratus cannot predict its future impact on the company with any certainty.

Stratus’ revenue, operating income and cash flow in its hotel and entertainment segments were adversely impacted in the first quarter of 2020, were more adversely impacted in the second quarter of 2020 and are expected to continue to be adversely impacted beyond second-quarter 2020. For example, while the hotel has remained open throughout the pandemic, average occupancy in the second quarter of 2020 was 12 percent. Stratus' entertainment venue, ACL Live, remains closed. All second-quarter 2020 scheduled events at ACL Live were either rescheduled or cancelled as a result of the COVID-19 pandemic. Additionally, Stratus' smaller capacity venue, 3TEN ACL Live, hosted only 15 events in second-quarter 2020.

As a result of the COVID-19 pandemic, many of Stratus’ retail leasing tenants, other than grocery and liquor stores, closed or were operating at significantly reduced capacity beginning late in the first quarter of 2020 and continuing during and subsequent to the second quarter of 2020. Beginning in April 2020, Stratus agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are scheduled to be collected over a 12-month or 24-month period starting in January 2021. These rent deferrals resulted in a reduction of scheduled base rent collections of 23 percent during the second quarter of 2020. As of June 30, 2020, most of Stratus’ retail tenants had reopened. At its multi-family properties, Stratus has granted rent deferral accommodations on a case-by-case basis, which during the second quarter of 2020 resulted in a reduction of scheduled rent collections of less than one percent of contractual rents, with no material decline in occupancy. In the aggregate, Stratus’ second-quarter retail and multi-family rent collections were 10 percent less than scheduled rents.

Stratus assessed its rents receivable for potential credit losses as of June 30, 2020, and recorded a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs. The following is an update to Stratus' revenue recognition accounting policy included in Note 1 of its 2019 Form 10-K. Stratus recognizes its rental income on a straight-line basis based on the terms of its signed leases with tenants. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the related costs are incurred. If upon, or subsequent to, lease commencement, the assessed collectability of lease payments is not probable, recognized lease income is limited to collected lease payments. In addition, any previously recognized rents receivable and deferred lease costs associated with that lease are charged to cost of sales in the period that assessed collectability is considered not probable.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act provides retroactive tax provisions and other stimulus measures to affected companies including the ability to carry back net operating losses, raising the limitation on the deductibility of interest expense, technical corrections to accelerate tax depreciation for qualified improvement property, and delaying the payment of employer payroll taxes. On April 22, 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the CARES Act. The PPP loan bears interest at one percent and matures April 15, 2022, except for the portion that may be forgiven. The proceeds from the loan must be used to retain workers and maintain payroll or make mortgage interest payments, lease payments and utility payments. Refer to Note 8 for further discussion of income tax benefits.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$4,134		$(2,389)		$3,064		$(1,527)

Basic weighted-average shares of common stock outstanding	8,210		8,177		8,205		8,172

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	18	[a]	—	[b]	25	[a]	—	[b]

Diluted weighted-average shares of common stock outstanding	8,228		8,177		8,230		8,172

Basic and diluted net income (loss) per share attributable to common stockholders	$0.50		$(0.29)		$0.37		$(0.19)
a.Excludes 59 thousand shares for second-quarter 2020 and 37 thousand shares for the first six months of 2020 of common stock associated with RSUs that were anti-dilutive.
b.Excludes 94 thousand shares for second-quarter 2019 and 95 thousand shares for the first six months of 2019 of common stock associated with RSUs and stock options that were anti-dilutive as a result of the net loss.

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

Stratus Kingwood Place, L.P. On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new H-E-B, L.P.-anchored, mixed-use development project (Kingwood Place). As one of the participants in the private placement offering, LCHM purchased Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

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

Stratus’ consolidated balance sheets include the following combined assets and liabilities of The Saint Mary, L.P. and the Kingwood, L.P. (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$2,525	$1,110
Real estate under development	10,741	3,703
Land available for development	4,210	9,273
Real estate held for investment	63,901	64,637
Other assets	1,954	1,807
Total assets	$83,331	$80,530
Liabilities:
Accounts payable and accrued liabilities	$5,586	$8,680
Debt	53,310	45,848
Total liabilities	$58,896	$54,528
Net assets	$24,435	$26,002
Other Transactions. Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's general consulting services related to the entitlement and development of properties and expense reimbursements totaled approximately $26 thousand in second-quarter 2020, $29 thousand in second-quarter 2019, $65 thousand for the first six months of 2020 and $56 thousand for the first six months of 2019. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$3	$3
Liabilities:
Debt	363,849	367,813	365,749	370,558
Interest rate swap agreement	190	190	114	114

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

The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month LIBOR. As of June 30, 2020, the agreement had a notional amount of $15.0 million, which will amortize to $14.8 million by the end of the agreement, and as of December 31, 2019, the agreement had a notional amount of $15.3 million.

The interest rate cap and swap agreements do not qualify for hedge accounting so changes in the agreements' fair values are recorded in the consolidated statements of comprehensive income (loss). Stratus uses an interest rate pricing model that relies on market observable inputs such as LIBOR to measure the fair value of both agreements. Stratus also evaluated the counterparty credit risk associated with both agreements, which is considered a Level 3 input, but did not consider such risk to be significant. Therefore, the interest rate cap and swap agreements are classified within Level 2 of the fair value hierarchy.

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT
The components of Stratus' debt are as follows (in thousands):

	June 30, 2020	December 31, 2019
Block 21 loan	$140,115	$141,184
The Santal loan	74,158	73,972
Comerica Bank credit facility	33,977	42,482
New Caney land loan	4,929	4,908
PPP loan	3,988	—
Construction loans:
Kingwood Place	28,067	23,991
The Saint Mary	25,243	21,857
Lantana Place	24,085	23,268
Jones Crossing	22,095	21,354
West Killeen Market	7,187	7,213
Amarra Villas credit facility	5	5,520
Total debt[a]	$363,849	$365,749
a.Includes net reductions for unamortized debt issuance costs of $2.8 million at June 30, 2020, and $3.5 million at December 31, 2019.

As of June 30, 2020, Stratus had $25.9 million available under its $60.0 million Comerica Bank credit facility, with $150 thousand of letters of credit committed against the credit facility. Effective April 14, 2020, Stratus and Comerica Bank agreed to modify the Comerica Bank credit facility to (i) extend the maturity date of the credit facility from June 29, 2020, to September 27, 2020, and (ii) revise the definition of LIBOR to provide for an increase in the LIBOR floor from zero percent to one percent. On June 12, 2020, Stratus entered into a further amendment to its credit facility agreement with Comerica Bank to extend the maturity date of the facility to September 27, 2022.

During second-quarter 2020, Stratus entered into amendments to the Lantana Place and West Killeen Market construction loans in which Stratus was granted waivers of the debt service coverage ratio covenants for the quarters needed such that it believes that it will be able to remain in compliance if rent payments do not further deteriorate materially as currently anticipated.

In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase was used to fund the construction of a retail building on an existing Kingwood Place retail pad.

For a description of Stratus' other debt, refer to Note 6 in the Stratus 2019 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.9 million in second-quarter 2020, $5.1 million in second-quarter 2019, $10.1 million for the first six months of 2020 and $9.7 million for the first six months of 2019. Stratus' capitalized interest totaled $1.2 million in second-quarter 2020, $2.1 million in second-quarter 2019, $2.5 million for the first six months of 2020 and $4.2 million for the first six months of 2019, primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest related to development activities at Kingwood Place and The Saint Mary.

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

During second-quarter 2020, Stratus recorded a $0.4 million increase to the accrued liability for the Plan of which $0.2 million increased project development costs and $0.2 million increased general and administrative expenses. During second-quarter 2019, Stratus accrued $0.2 million to project development costs and $0.2 million in general and administrative expenses related to the Plan. During the first six months of 2020, Stratus accrued $0.2 million to project development costs and $0.2 million in general and administrative expense related to the Plan. During the first six months of 2019, Stratus accrued $0.4 million to project development costs and $0.5 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $2.9 million at June 30, 2020, and $2.5 million at December 31, 2019 (included in other liabilities). As of June 30, 2020, no amounts had been paid to participants under the Plan.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 in the Stratus 2019 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $9.6 million at June 30, 2020, and $12.3 million at December 31, 2019. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate for the first six months of 2020 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the CARES Act, which, among other impacts, allows Stratus to carry back losses to 2017 when the U.S. corporate tax rate was 35 percent, resulting in a discrete tax benefit of $1.4 million, and the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate for the first six months of 2019 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and the Tax Cuts and Jobs Act's executive compensation deductibility limitation.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Real Estate Operations:
Developed property sales	$1,832	$4,048	$14,140	$6,882
Commissions and other	61	81	89	195
	1,893	4,129	14,229	7,077
Leasing Operations:
Rental revenue	5,718	4,413	11,450	8,042
	5,718	4,413	11,450	8,042
Hotel:
Rooms, food and beverage	932	8,445	6,007	16,182
Other	98	517	934	1,105
	1,030	8,962	6,941	17,287
Entertainment:
Event revenue	293	5,598	3,851	9,822
Other	(3)	622	594	1,194
	290	6,220	4,445	11,016

Total revenues from contracts with customers	$8,931	$23,724	$37,065	$43,422

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Hotel		Entertainment	Corporate, Eliminations and Other[b]		Total
Three Months Ended June 30, 2020:
Revenues:
Unaffiliated customers	$1,893	$5,718		$1,030		$290	$—		$8,931
Intersegment	4	216		16		(1)	(235)		—
Cost of sales, excluding depreciation	1,886	4,074	[c]	1,767	[d]	1,305	(67)		8,965
Depreciation	57	2,034		931		404	(49)		3,377
General and administrative expenses	—	—		—		—	3,103		3,103
Income from forfeited earnest money	—	—		—		—	(15,000)	[e]	(15,000)
Operating (loss) income	$(46)	$(174)		$(1,652)		$(1,420)	$11,778		$8,486
Capital expenditures and purchases and development of real estate properties	$2,433	$1,682		$283		$104	$—		$4,502
Total assets at June 30, 2020	163,900	233,268		94,359		36,784	23,394		551,705

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended June 30, 2019:
Revenues:
Unaffiliated customers	$4,129	$4,413		$8,962	$6,220	$—	$23,724
Intersegment	4	229		80	45	(358)	—
Cost of sales, excluding depreciation	3,795	2,451		6,868	4,585	(185)	17,514
Depreciation	64	1,388		899	396	(44)	2,703
General and administrative expenses	—	—		—	—	2,919	2,919
Loss on sale of assets	—	161	[f]	—	—	—	161
Operating income (loss)	$274	$642		$1,275	$1,284	$(3,048)	$427
Capital expenditures and purchases and development of real estate properties	$2,458	$15,391		$156	$—	$—	$18,005
Total assets at June 30, 2019	205,265	174,258		97,464	45,396	20,348	542,731

Six Months Ended June 30, 2020:
Revenues:
Unaffiliated customers	$14,229	$11,450		$6,941		$4,445		$—		$37,065
Intersegment	8	443		64		14		(529)		—
Cost of sales, excluding depreciation	12,068	7,162	[c]	7,675	[d]	4,531		(137)		31,299
Depreciation	116	4,081		2,036	[g]	887	[g]	(110)		7,010
General and administrative expenses	—	—		—		—		5,918		5,918
Income from forfeited earnest money	—	—		—		—		(15,000)	[e]	(15,000)
Operating income (loss)	$2,053	$650		$(2,706)		$(959)		$8,800		$7,838
Capital expenditures and purchases and development of real estate properties	$8,655	$3,965		$310		$122		$—		$13,052

Six Months Ended June 30, 2019:
Revenues:
Unaffiliated customers	$7,077		$8,042		$17,287	$11,016	$—	$43,422
Intersegment	9		459		127	74	(669)	—
Cost of sales, excluding depreciation	3,841	[h]	4,595		13,566	8,192	(341)	29,853
Depreciation	125		2,795		1,799	790	(176)	5,333
General and administrative expenses	—		—		—	—	6,118	6,118
Gain on sale of assets	—		(1,952)	[f]	—	—	—	(1,952)
Operating income (loss)	$3,120		$3,063		$2,049	$2,108	$(6,270)	$4,070
Capital expenditures and purchases and development of real estate properties	$5,756		$44,611		$254	$125	$—	$50,746
Municipal utility district (MUD) reimbursements applied to real estate under development[h]	920		—		—	—	—	920
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs. Refer to Note 1.
d.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin hotel in January 2018.
e.Represents income from earnest money received as a result of Ryman's termination of the agreements to sell Block 21.
f.Relates to the first-quarter 2019 sale of a retail pad subject to a ground lease located in the Circle C community, including adjustments recorded in second-quarter 2019. Refer to Note 4.
g.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.
h.In the first quarter of 2019, Stratus received $4.6 million of proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheets, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statements of comprehensive income (loss). Refer to Note 1 of the Stratus 2019 Form 10-K for further discussion of Stratus' accounting policy for MUD reimbursements.

10. SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2020, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K for further discussion). In particular, the impact of the COVID-19 pandemic intensified late in the first quarter of 2020 and has continued during and subsequent to the second quarter of 2020. As a result, this interim period, as well as future interim periods in 2020, will not be comparable to past performance or indicative of future performance. Stratus expects continued uncertainty in its business and the global economy as a result of the duration and intensity of the COVID-19 pandemic and its related effects. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

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

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC

Since January 2020, the COVID-19 outbreak has caused substantial disruption in international and U.S. economies and markets, intensifying in the latter part of the first quarter of 2020 and continuing during and subsequent to the second quarter of 2020, and its impact is expected to continue beyond the third quarter of 2020. On March 11, 2020, the World Health Organization designated the COVID-19 outbreak a pandemic. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. For example, on March 6, 2020, the annual South by Southwest music festival in Austin, Texas was cancelled, on July 1, 2020, the annual Austin City Limits music festival in Austin, Texas was cancelled, and on July 24, 2020, the Formula 1 U.S. Grand Prix planned to be held in Austin, Texas was cancelled. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic is having, and we believe will continue to have, a significant adverse impact on our business and operations, as discussed further below.

State and local governments in Texas have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. Beginning in mid-June 2020, there have been reports of increasing numbers of new COVID-19 cases throughout the United States, and in particular, Texas, resulting in some governments extending or re-imposing restrictions. The pandemic remains complex and rapidly-evolving. For example, in June 2020, the city of Austin extended its Stay-at-Home order through August 15, 2020. On July 24, 2020, the city of Austin extended the moratorium on evictions through September 30, 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty.

Termination of Sale of Block 21
As previously disclosed, our transaction to sell Block 21, which contains the W Austin Hotel and the ACL Live and 3TEN ACL Live entertainment venues, to Ryman Hospitality Properties, Inc. (Ryman) was terminated by Ryman on May 21, 2020. As a result of Ryman’s termination of the transaction, Ryman forfeited to us its $15.0 million of earnest money. We used $13.8 million of the earnest money to pay down our Comerica Bank credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. We recorded the $15.0 million as operating income during the second quarter of 2020.

Impacts on our Business
As a result of the COVID-19 pandemic, we are deferring progress on development projects, including our previously disclosed Magnolia Place project, pending improvements in health and market conditions, but we continue to advance our land planning, engineering and permitting activities. Many of our retail leasing tenants, other than grocery and liquor stores, closed or were operating at significantly reduced capacity beginning late in the first quarter of 2020 and continuing during and subsequent to the second quarter of 2020. Beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are expected to be collected over a 12-month or 24-month period starting in January 2021. These rent deferrals resulted in a reduction of scheduled base rent collections of 23 percent during the second quarter. As of June 30, 2020, most of our retail tenants had reopened. At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which during the second quarter of 2020 resulted in a reduction of scheduled rent collections of less than one percent of contractual rents, with no material decline in occupancy. In the aggregate, our second-quarter 2020 retail and multi-family rent collections were 10 percent less than scheduled rents. We also terminated one lease during second-quarter 2020 and recorded charges related to this lease totaling $1.3 million, primarily related to uncollectible rents receivable and unrealizable deferred costs. Subsequently, in July 2020, we entered into a new lease agreement with this tenant.

Our revenue, operating income and cash flow from our hotel and entertainment segments were adversely impacted in the second quarter of 2020 and are expected to continue to be adversely impacted beyond second-quarter 2020. For example, while our hotel has remained open throughout the pandemic, average occupancy in the second quarter of 2020 was 12 percent, with June having the highest occupancy in the second quarter, averaging 22 percent. The average occupancy during July 2020 was 10 percent.

We have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting employees, tenants, guests, customers and suppliers. The impacts of the COVID-19 pandemic on each of our segments are described below in more detail in “Results of Operations.”

Our current plans call for us to focus on protecting existing cash flows from our Leasing Operations properties, advancing our land planning, engineering and permitting activities for our development projects, ramping up operations at Block 21 as health and market conditions permit and assessing new opportunities for future projects.

Impacts on our Liquidity and Capital Resources
On June 12, 2020, we extended the maturity date of our $60 million revolving credit facility to September 27, 2022. As of June 30, 2020, we had $25.9 million available under our $60.0 million Comerica Bank credit facility, with $150 thousand of letters of credit committed against the credit facility.

As discussed in more detail below, we project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, without any significant asset sales or reductions in general and administrative expenses. However, our projections are based on many detailed and complex underlying assumptions, including that our hotel and entertainment businesses will not improve in 2020 and will gradually ramp up to a break-even point in the first half of 2021, and that current conditions in our leasing operations will not further deteriorate materially. No assurances can be given that the results anticipated by our projections will occur. See “Capital Resources and Liquidity” below, “Risk Factors” included in Part II, Item 1A. herein and “Risk Factors” included in Part I, Item 1A. of our 2019 Form 10-K, for further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

OVERVIEW OF FINANCIAL RESULTS FOR SECOND-QUARTER 2020

Our net income attributable to common stockholders totaled $4.1 million, $0.50 per share, in second-quarter 2020, compared with a net loss of $2.4 million, $0.29 per share, in second-quarter 2019. During the first six months of 2020 our net income attributable to common stockholders totaled $3.1 million, $0.37 per share, compared with a net loss of $1.5 million, $0.19 per share, during the first six months of 2019. Our net income attributable to common stockholders in the 2020 periods, compared to our net losses in the 2019 periods, is primarily the result of $15.0 million in income from earnest money received as a result of the termination of the Block 21 transaction, partially offset by (i) operating losses from our hotel and entertainment segments in the 2020 periods, primarily as a result of the COVID-19 pandemic, (ii) municipal utility district (MUD) reimbursements and a gain on sale of assets being recognized in the first six months of 2019 (as discussed below) and (iii) higher interest expense related to higher average debt balances in the 2020 periods and lower capitalized interest as projects under development are completed.
Our revenues totaled $8.9 million in second-quarter 2020, compared with $23.7 million in second-quarter 2019. During the first six months of 2020, our revenues totaled $37.1 million, compared with $43.4 million, during the first six months of 2019. The decrease in revenues in the 2020 periods, compared to the 2019 periods, primarily reflects the decrease in revenue from our hotel and entertainment segments caused by the COVID-19 pandemic, partially offset by an increase in revenue from leasing operations. Revenue during the first six months of 2020 also benefited from the sales of two homes built on Amarra Drive Phase III lots and an increase in lot sales.

During the first six months of 2019, we received $4.6 million of proceeds related to Travis County MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, we recorded $0.9 million as a reduction of real estate under development on the consolidated balance sheet, and $3.4 million as a reduction in real estate cost of sales and $0.3 million in other income, net in the consolidated statement of comprehensive income (loss). The first six months of 2019 also included a gain on the sale of assets totaling $2.0 million, primarily related to the sale of a retail pad subject to a ground lease located in the Circle C community.
DEVELOPMENT ACTIVITIES

Current Residential Activities.
In second-quarter 2020, we sold two Amarra Drive Phase II lots and one Amarra Drive Phase III lot for a total of $1.8 million. During the first six months of 2020, we sold four Amarra Drive Phase II lots, seven Amarra Drive Phase III lots and two homes built on Amarra Drive Phase III lots for a total of $14.1 million. Sales include lots sold under the new homebuilder contract discussed below. As of June 30, 2020, 10 developed Amarra Drive Phase III lots and 3 developed Amarra Drive Phase II lots remained unsold, of which 3 Phase III lots and 2 Phase II lots were subject to the new homebuilder contract discussed below.
In September 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 15 Amarra Drive Phase III lots to a homebuilder for a total of $11.6 million (the original homebuilder contract). In January 2020, the original homebuilder contract was terminated and replaced with a similar contract with the same homebuilder in which we agreed to sell the three remaining Amarra Drive Phase III lots under the original contract as well as three new Amarra Drive Phase II lots and two new Amarra Drive Phase III lots for $5.2 million (the new homebuilder contract). In accordance with the new homebuilder contract the parties are required to close on the sale of these lots ratably before March 31, 2021. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the homebuilder contract but would retain the related $45 thousand earnest money. In second-quarter 2020, in accordance with the contract, we sold one Amarra Drive Phase II lot and one Amarra Drive Phase III lot for a total of $1.3 million under the terms of the new homebuilder contract. During the first six months of 2020, we sold one Amarra Drive Phase II lot and two Amarra Drive Phase III lots for a total of $2.0 million under the terms of the new homebuilder contract.

As of June 30, 2020, pursuant to the new homebuilder contract, we had contracts to sell five Amarra Drive lots totaling $3.2 million, not yet recognized in revenue. Subsequent to June 30, 2020, and through August 4, 2020, we signed two new contracts for Amarra Drive lot sales for a total of $1.5 million, bringing the total contracts up to $4.7 million.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven townhomes during 2017 and 2018. We sold the last two completed townhomes in 2019. We began construction of the next two Amarra Villas townhomes during the first quarter of 2020.
The Santal, a multi-family project consisting of 448 units in Section N in the Barton Creek community, is fully leased and stabilized. The Saint Mary, a multi-family project consisting of 240 units in the Circle C community, was approximately 80 percent leased as of June 30, 2020.

For further discussion of our multi-family and single-family residential properties, see MD&A in our 2019 Form 10-K.

Current Commercial Activities.
During 2019, we completed construction of two retail buildings totaling 41,000 square feet and a 103,000-square-foot H-E-B, L.P. (HEB) grocery store at Kingwood Place, an HEB-anchored, mixed-use development in Kingwood, Texas. An 8,000-square-foot retail building was completed in July 2020, and we have signed ground leases on two of the retail pads. As of June 30, 2020, we had signed leases for approximately 90 percent of the retail space, including the HEB grocery store. We continue to advance the potential multi-family project at Kingwood Place, which is currently planned for 261 units.

In March 2019, we finalized the lease for the HEB store at New Caney, an HEB-anchored, mixed-use development in New Caney, Texas, and acquired HEB's interest in the partnership for approximately $5 million. We currently do not anticipate commencing construction on the New Caney project prior to 2021.

Lantana Place is a partially developed, mixed-use development project located in southwest Austin. As of June 30, 2020, we had signed leases for approximately 40 percent of the retail space after our lease with the anchor tenant, Moviehouse & Eatery (Moviehouse), was terminated in June 2020. A new lease agreement was signed with Moviehouse in July 2020, at which point we had signed leases for approximately 80 percent of the retail space. We also have a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019 and is expected to be completed in January 2021. We rezoned a portion of the Lantana property for a potential multi-family development of up to 350 units.

As of June 30, 2020, we had signed leases for approximately 95 percent of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent HEB grocery store.

For further discussion of our commercial properties, see MD&A in our 2019 Form 10-K.

Projects in Planning.
We are deferring progress on our development projects, including the previously disclosed first phase of development of Magnolia Place, a mixed-use project in Magnolia, Texas, currently planned for 133,605 square feet of commercial space; 7 pad sites; 2 hotel sites; and 96 single-family lots and 588 multi-family units, pending improvements in health and market conditions.

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

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of the COVID-19 pandemic and numerous other factors affecting our business activities as described herein and in our 2019 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs.

The following table summarizes our results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Operating income (loss):
Real Estate Operations[a]	$(46)		$274	$2,053		$3,120	[b]
Leasing Operations	(174)	[c]	642	650	[c]	3,063
Hotel	(1,652)		1,275	(2,706)		2,049
Entertainment	(1,420)		1,284	(959)		2,108
Corporate, eliminations and other[d]	11,778	[e]	(3,048)	8,800	[e]	(6,270)
Operating income	$8,486		$427	$7,838		$4,070
Interest expense, net	$(3,666)		$(2,911)	$(7,581)		$(5,483)
Net income (loss) attributable to common stockholders	$4,134		$(2,389)	$3,064		$(1,527)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes $3.4 million of MUD reimbursements, which were recorded as a reduction of cost of sales.
c.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
d.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
e.Includes $15.0 million in income from earnest money received as a result of Ryman's termination of the agreements to sell Block 21.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
COVID-19 Pandemic Impact
The pandemic is negatively affecting our real estate operations. We are deferring progress on development projects as we continue to monitor developments in the market, but we continue to advance our land planning, engineering and permitting activities. We cannot predict when we will be able to recommence the active pursuit of our development projects. For further discussion, see Part II, Item 1A. "Risk Factors."

Second-Quarter Results
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Developed property sales	$1,833	$4,048	$14,140	$6,882
Commissions and other	64	85	97	204
Total revenues	1,897	4,133	14,237	7,086
Cost of sales, including depreciation	1,943	3,859	12,184	3,966	[a]
Operating (loss) income	$(46)	$274	$2,053	$3,120

a.Includes $3.4 million credit related to MUD reimbursements.

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Lots/Homes	Revenues	Average Cost Per Lot/Home	Lots/Homes	Revenues	Average Cost Per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	2	$1,183	$179	—	—	—
Phase III lots	1	650	257	4	$2,283	$230
Amarra Villas townhomes	—	—	—	1	1,765	1,627
Total Residential	3	$1,833		5	$4,048

	Six Months Ended June 30,
	2020			2019
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase II lots	4	$2,372	$193	—	$—	$—
Phase III lots	7	4,590	306	6	3,432	229
Homes built on Phase III lots	2	7,178	3,273	—	—	—
Amarra Villas townhomes	—	—	—	2	3,450	1,607
Total Residential	13	$14,140		8	$6,882

Real Estate Revenues. The decrease in revenues in second-quarter 2020, compared to second-quarter 2019, primarily reflects a decrease in the number of lot sales and the sale of an Amarra Villas townhome in second-quarter 2019. The increase in revenues in the first six months of 2020, compared to the first six months of 2019, primarily reflects the sales of two homes built on Amarra Drive Phase III lots and an increase in lot sales in the first six months of 2020.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales decreased to $1.9 million in second-quarter 2020 from $3.9 million in second-quarter 2019, primarily reflecting a decrease in real estate sales. Cost of sales increased to $12.2 million for the first six months of 2020 from $4.0 million for the first six months of 2019, primarily reflecting the sales of two homes in first-quarter 2020 built on Phase III lots, which have a higher average cost, and an increase in the number of lots sold during the first six months of 2020. The increase also results from $3.4 million in MUD reimbursements received in the first six months of 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold.

Leasing Operations
COVID-19 Pandemic Impact
The pandemic is negatively affecting our leasing operations, primarily at our retail properties. Tenants at our retail locations are diverse and include grocery and liquor stores, which have remained open and have paid rent owed to-date, and restaurants, healthcare services, fitness centers, a movie house and other retail products and services, many of which were closed or operating at significantly reduced capacity beginning late in the first quarter of 2020 and continuing during and subsequent to the second quarter of 2020. Beginning in April 2020, Stratus agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are expected to be collected over a 12-month or 24-month period starting in January 2021. These rent deferrals resulted in a reduction of scheduled base rent collections of 23 percent during the second quarter of 2020. As of June 30, 2020, most of our retail tenants had reopened.

At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which during the second-quarter of 2020 resulted in a reduction of scheduled rent collections of less than one percent of contractual rents, with no material decline in occupancy. We will continue to consider rent deferral accommodations on a case-by-case basis. In the aggregate, our second-quarter 2020 retail and multi-family rent collections were 10 percent less than scheduled rents.

As a result of these rent deferral arrangements, and as a result of some other tenants not paying rent, our rental collections in our leasing segment declined significantly in the second quarter of 2020. We cannot assure you that our tenants will recommence rental payments in accordance with our agreements when the deferral period ends nor whether tenants will request additional accommodations or be willing or able to meet future lease obligations. For further discussion, see Part II, Item 1A. "Risk Factors."

Second-Quarter Results
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Rental revenue	$5,934		$4,642	$11,893		$8,501
Rental cost of sales, excluding depreciation	4,074	[a]	2,451	7,162	[a]	4,595
Depreciation	2,034		1,388	4,081		2,795
Loss (gain) on sale of assets	—		161	—		(1,952)
Operating (loss) income	$(174)		$642	$650		$3,063
a. Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
Rental Revenue.  Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing, The Saint Mary, Kingwood Place, the office and retail space at the W Austin Hotel & Residences, and West Killeen Market. The increase in rental revenue in the 2020 periods, compared with the 2019 periods, primarily reflects the commencement of new leases at The Saint Mary, Kingwood Place and The Santal.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2020 periods, compared with the 2019 periods, primarily as a result of the completion of construction and the start of leasing operations at The Saint Mary and Kingwood Place. During the second-quarter of 2020, our lease with Moviehouse, our anchor tenant at Lantana Place, was terminated and we charged $1.3 million to cost of sales to write off uncollectible rents receivable and unrealizable deferred costs associated with this lease. Subsequently, in July 2020, we entered into a new lease agreement with Moviehouse.

Loss (Gain) on Sale of Assets. In January 2019, we sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. We used a portion of the proceeds from the sale to repay $2.5 million of our Comerica Bank credit facility borrowings and, after adjustments recorded in second-quarter 2019, recorded a gain of $2.0 million for the first six months of 2019.

Hotel
COVID-19 Pandemic Impact
The pandemic has had, and we believe will continue to have, a significant adverse impact on the hospitality industry, as it has resulted in dramatically curtailed business and leisure travel and caused cancellations of events or rescheduling of events until later in 2020 and beyond. Accordingly, the pandemic has resulted in a significant decrease in revenue and expected revenue from our hotel rooms, conference facilities and hotel amenities. For example, while our hotel has remained open throughout the pandemic, average occupancy in the second quarter of 2020 was 12 percent, with June having the highest occupancy in the second quarter, averaging 22 percent. The average occupancy during July 2020 was 10 percent. As a result of the pandemic, hotel revenue for the three and six months ended June 30, 2020, was significantly lower than in the prior-year periods and hotel revenue for the third quarter of 2020 will be significantly lower than hotel revenue in the prior-year quarter. We incurred a significant operating loss in the three and six months ended June 30, 2020, and expect to incur significant operating losses in the segment during the third quarter of 2020. We are working with the hotel operator on plans to gradually ramp up hotel operations to a break-even point in the first half of 2021, health and market conditions permitting.

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

Second-Quarter Results
The following table summarizes our Hotel results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Hotel revenue	$1,046		$9,042	$7,005		$17,414
Hotel cost of sales, excluding depreciation	1,767	[a]	6,868	7,675	[a]	13,566
Depreciation	931		899	2,036		1,799
Operating (loss) income	$(1,652)		$1,275	$(2,706)		$2,049

a.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin hotel in January 2018.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The decrease in Hotel revenues in the 2020 periods, compared to the 2019 periods, is primarily a result of lower room reservations and food and beverage sales as a result of the COVID-19 pandemic. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $29 in second-quarter 2020 and $89 for the first six months of 2020, compared with $242 in second-quarter 2019 and $240 for the first six months of 2019.

Hotel Cost of Sales. The decrease in Hotel cost of sales, excluding depreciation, in the 2020 periods, compared to the 2019 periods, is primarily a result of lower room reservations and food and beverage sales. The increase in depreciation during the first six months of 2020, compared to the first six months of 2019, is primarily because of a$202 thousand adjustment for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

Hotel Renovation. We are considering proceeding with a modest renovation of the hotel guest rooms and public spaces, subject to various approvals, including from our lender, and coordination with the hotel operator. We expect to use approximately $7 million of reserves previously set aside for hotel improvements under our agreement with the hotel operator and reflected in restricted cash on our balance sheet.

Entertainment
COVID-19 Pandemic Impact
The pandemic has had, and we believe will continue to have, a significant adverse impact on the entertainment industry and our entertainment operations. Our entertainment venue, ACL Live, remains closed. Many events previously scheduled during the remainder of 2020 have been rescheduled and some have been cancelled. As a result of the pandemic, our Entertainment revenue for the three and six months ended June 30, 2020 was significantly lower than in the prior-year periods and entertainment revenue for the third quarter of 2020 will be significantly lower than in the prior-year period. It is also unclear whether and to what extent pandemic-related concerns will continue to impact the use of and/or demand for our entertainment venues, even as government restrictions are modified or lifted. We have several events scheduled at our venues later in the year, but we expect that most, if not all, of our remaining events will be cancelled or rescheduled unless health conditions improve. Our scheduled programs will occur only to the extent health and safety conditions, and regulations, permit. We incurred a significant operating loss in the three and six months ended June 30, 2020, and expect to incur operating losses in the segment during the third quarter of 2020. For further discussion, see Part II, Item 1A. "Risk Factors."

Second-Quarter Results
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Entertainment revenue	$289	$6,265	$4,459	$11,090
Entertainment cost of sales, excluding depreciation	1,305	4,585	4,531	8,192
Depreciation	404	396	887	790
Operating (loss) income	$(1,420)	$1,284	$(959)	$2,108

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues decreased in the 2020 periods, compared to the 2019 periods, primarily as a result of a decrease in the number of events hosted at ACL Live and 3TEN ACL Live, as many scheduled events in the first six months of 2020 were cancelled or rescheduled as a result of the COVID-19 pandemic, including all events scheduled in the second quarter of 2020 for ACL Live and most events scheduled in the second quarter of 2020 for 3TEN ACL Live.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ACL Live
Events:
Events hosted	—	69	38	133
Estimated attendance	—	79,813	45,446	144,212
Ancillary net revenue per attendee	$—	$45.41	$61.04	$45.73
Ticketing:
Number of tickets sold	—	68,153	37,703	116,901
Gross value of tickets sold (in thousands)	$—	$3,736	$1,881	$6,259

3TEN ACL Live
Events:
Events hosted	15	52	51	102
Estimated attendance	777	9,528	8,232	18,490
Ancillary net revenue per attendee	$62.69	$35.75	$34.82	$36.49
Ticketing:
Number of tickets sold	—	7,271	5,278	12,325
Gross value of tickets sold (in thousands)	$—	$175	$126	$296

Entertainment Cost of Sales. The decrease in Entertainment cost of sales, excluding depreciation, in the 2020 periods, compared to the 2019 periods, reflects that many scheduled events in the first six months of 2020, including all ACL Live events in the second-quarter of 2020, were rescheduled or cancelled as a result of the COVID-19 pandemic. The increase in depreciation for the first six months of 2020, compared to the first six months of 2019, is primarily because of an $89 thousand adjustment for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses increased to $3.1 million in second-quarter 2020 from $2.9 million in second-quarter 2019, primarily reflecting increased legal fees incurred in connection with the Block 21 sale that ultimately did not close, partially offset by lower incentive compensation accruals. Consolidated general and administrative expenses decreased to $5.9 million for the first six months of 2020 compared to $6.1 million for the first six months of 2019, primarily reflecting lower incentive compensation for the first six months of 2020, including those related to our Profit Participation Incentive Plan. Refer to Note 7 for further discussion of the Profit Participation Incentive Plan. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
For the second quarter and first six months of 2020, corporate, eliminations and other includes $15.0 million in income from earnest money that was received from Ryman in May 2020 upon their termination of the agreements to acquire Block 21.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.9 million in second-quarter 2020 and $10.1 million for the first six months of 2020, compared with $5.1 million in second-quarter 2019 and $9.7 million for the first six months of 2019. Interest costs in second-quarter 2020 were lower, compared to second-quarter 2019, primarily reflecting a decrease in average interest rates. Interest costs for the first six months of 2020 were higher, compared to the first six months of 2019, primarily reflecting higher average debt to finance development activities, partially offset by a decrease in average interest rates.
Capitalized interest totaled $1.2 million in second-quarter 2020 and $2.5 million for the first six months of 2020, compared with $2.1 million in second-quarter 2019 and $4.2 million for the first six months of 2019, and is primarily related to development activities at Barton Creek.
Other Income, Net. Other income, net of $108 thousand for the first six months of 2020 decreased, compared with $311 thousand for the first six months of 2019, as a result of receiving proceeds in first-quarter 2019 related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total MUD reimbursements received in first-quarter 2019, we recorded $0.3 million as interest income in other income, net in the consolidated statements of comprehensive income (loss).
(Provision for) Benefit from Income Taxes. We recorded a (provision for) benefit from income taxes of $(1.1) million in second-quarter 2020 and $1.4 million for the first six months of 2020, compared with $0.2 million in second-quarter 2019 and $(0.2) million for the first six months of 2019. Refer to Note 8 for further discussion of income taxes.
Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $0.3 million in second-quarter 2020 and $1.4 million for the first six months of 2020 for projects that began operations in late 2019, primarily The Saint Mary. Of the total share of losses for the six months of 2020, $573 thousand relates to losses incurred prior to 2020.
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

Comparison of Cash Flows for the Six Months Ended June 30, 2020 and 2019
Operating Activities. Cash provided by (used in) operating activities totaled $5.4 million for the first six months of 2020, compared with $(1.6) million for the first six months of 2019. Expenditures for purchases and development of real estate properties totaled $8.7 million for the first six months of 2020 and $5.8 million for the first six months of 2019, primarily related to development of our Barton Creek properties. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other for the first six months of 2020 is primarily related to the timing of property tax payments as well contractor retention payments associated with the completion of The Saint Mary and Kingwood Place.
During the first six months of 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million increased net income before taxes for the period and $0.9 million reduced purchases and development of real estate properties).
Investing Activities. Cash used in investing activities totaled $5.1 million for the first six months of 2020 and $47.2 million for the first six months of 2019. Capital expenditures totaled $4.4 million for the first six months of 2020, primarily related to development of the Kingwood Place, Lantana Place and Jones Crossing projects, and $45.0 million for the first six months of 2019, primarily related to development of the Kingwood Place and The Saint Mary projects. Capital expenditures were lower in the first six months of 2020, compared to the first six months of 2019, primarily as a result of the completion of The Saint Mary and Kingwood Place in late 2019 and the deferral of progress on development projects because of the COVID-19 pandemic.
During the first six months of 2019, we recorded a purchase of noncontrolling interest totaling $4.6 million as a result of our acquisition of HEB's interests in the New Caney partnership in which we and HEB collectively purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas.
We also made payments totaling $0.7 million for the first six months of 2020 and $0.8 million for the first six months of 2019 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.
Financing Activities. Cash (used in) provided by financing activities totaled $(4.1) million for the first six months of 2020 and $43.5 million for the first six months of 2019. During the first six months of 2020, net repayments on the Comerica Bank credit facility totaled $8.5 million, reflecting the use of $13.8 million of the $15.0 million earnest money to pay down the revolving credit facility, compared to net repayments of $1.6 million for the first six months of 2019. Net borrowings from project and term loans totaled $5.0 million for the first six months of 2020, primarily from the Paycheck Protection Program loan (refer to Note 1 for further information) and for the Kingwood and The Saint Mary projects, partially offset by repayment of the Amarra Villas credit facility, compared with net borrowings of $45.4 million for the first six months of 2019, primarily for The Saint Mary, Kingwood Place, Jones Crossing and New Caney projects. See “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at June 30, 2020.
Credit Facility, Other Financing Arrangements and Liquidity Outlook
At June 30, 2020, the total principal amount of our outstanding debt was $366.6 million, compared with $369.2 million at December 31, 2019. We had borrowings of $34.0 million under the $60.0 million Comerica Bank revolving credit facility, $25.9 million of which was available at June 30, 2020, net of $150 thousand of letters of credit committed against the credit facility.
On June 12, 2020, we amended our credit facility agreement with Comerica Bank to extend the maturity date from September 27, 2020, to September 27, 2022. Refer to Note 6 in our 2019 Form 10-K for further discussion of our outstanding debt. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of June 30, 2020.

Several of our financing instruments contain customary financial covenants. The West Killeen Market construction loan includes a requirement that we maintain a minimum total stockholders’ equity balance of $110.0 million. The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The Saint Mary construction loan and the New Caney land loan include a requirement that we maintain liquid assets, as defined in each agreement, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, and the Lantana Place construction loan each include a financial covenant to maintain a debt service coverage ratio as defined in each agreement. In addition, our loan agreements with Comerica Bank require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or dividend payments. As of June 30, 2020, we were in compliance with all of our financial covenants except for the debt service coverage ratio covenant under the Block 21 loan as discussed below.

We proactively engaged and will continue to proactively engage with our project lenders in connection with formulating rent deferral arrangements for tenants at our projects as a result of the pandemic. Each of our projects is expected to generate sufficient revenue to pay debt service. During second-quarter 2020, we entered into amendments to the Lantana Place and West Killeen Market construction loans in which we were granted waivers of the debt service coverage ratio covenants for the quarters needed such that we believe we will be able to remain in compliance if rent payments do not further deteriorate materially as currently anticipated.

The Block 21 loan agreement secured by the Block 21 assets contains financial covenant requirements that we maintain (i) a net worth in excess of $125 million, (ii) liquid assets of not less than $10 million and (iii) a trailing-12-month debt service coverage ratio, tested quarterly, each as defined in the agreement. If any of these financial covenants are not met, a “Trigger Period”, which is not a default, results. As a result of the pandemic, we did not meet the debt service coverage ratio test on the June 30, 2020, test date, resulting in a Trigger Period. During a Trigger Period, any cash generated from Block 21's hotel, entertainment and office and retail space in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we currently do not expect the Trigger Period to terminate before early 2022.

The Block 21 loan agreement requires us to contribute cash to our Block 21 subsidiary if funds from Block 21’s operations are insufficient to fund all payments and reserves as required under our loan agreement. Additionally, under our hotel operating agreement, the hotel operator may request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. We have been required to contribute such funds during 2020, and our projections reflect that we will be required to do so in future periods in 2020 and early 2021.

As of June 30, 2020, we had $6.0 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, without any significant asset sales or reductions in general and administrative expenses. Prior to the start of the pandemic, our retail and multi-family projects were in advanced lease-up phases, and we expect that they will generate sufficient revenue to pay debt service. We have no significant principal maturities of debt during the remainder of 2020. In addition, we have no material commitments for capital expenditures and have deferred progress on development projects as we continue to evaluate market conditions. Our projections are based on many detailed and complex underlying assumptions, including that our hotel and entertainment businesses will not improve in 2020 and will gradually ramp up to a break-even point in the first half of 2021, and that current conditions in our leasing operations will not further deteriorate materially. No assurances can be given that the results anticipated by our projections will occur. See “Risk Factors” included in Part II, Item 1A. herein and “Risk Factors” included in Part I, Item 1A. of our 2019 Form 10-K , for further discussion.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2020 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Block 21 loan	$1,173	$2,470	$2,613	$2,765	$2,904	$128,967	$140,892
The Santal loan[a]	—	—	75,000	—	—	—	75,000
Comerica Bank credit facility[b]	—	—	33,977	—	—	—	33,977
New Caney land loan[c]	—	5,000	—	—	—	—	5,000
PPP loan	—	—	3,988	—	—	—	3,988
Construction loans:
Kingwood Place[a]	—	—	28,534	—	—	—	28,534
The Saint Mary[a]	—	25,395	—	—	—	—	25,395
Lantana Place	42	497	513	23,193	—	—	24,245
Jones Crossing	—	281	392	21,660	—	—	22,333
West Killeen Market	73	151	7,039	—	—	—	7,263
Amarra Villas credit facility	—	—	5	—	—	—	5
Total	$1,288	$33,794	$152,061	$47,618	$2,904	$128,967	$366,632
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
CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, its duration and its economic effects, rent deferrals or other concessions to our tenants, our ability to collect rents timely, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, our ability to open and hold events at our venues, future cash flows and liquidity, our ability to comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize or refinance properties, operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, tax rates, the impact of interest rate changes, capital expenditures, financing plans, possible joint ventures, partnerships, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the COVID-19 pandemic and its economic effects, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the economy, fear of the further spread or further accelerated spread of COVID-19, the duration and scope of the COVID-19 pandemic and impact thereof including the pace of recovery, the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, including the demand for travel, hotel rooms, group gathering and events at our venues, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint ventures, partnerships, strategic relationships or other arrangements, our ability to effect our business strategy successfully, including our ability to develop, construct and sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, our ability to open and hold events at our venues, challenges associated with booking events and selling tickets and event cancellations at Stratus’ entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, grants of rent deferral accommodations or other concessions to our tenants and ability of our tenants to resume rent payments as agreed, our ability to collect rents timely, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2019 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our 2019 Form 10-K with the additional risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2019 Form 10-K.

The COVID-19 pandemic has had a significant adverse impact on our business, financial condition, results of operation and liquidity, such impact worsened during and subsequent to the second quarter of 2020, and could continue to last with unknown severity and for an unknown period of time.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. The COVID-19 pandemic is complex and rapidly evolving, with federal, state and local governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on activities in order to combat its spread. These restrictions have included stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. State and local governments have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. Beginning in mid-June, there have been reports of increasing numbers of new COVID-19 cases throughout the United States, and in particular, Texas, resulting in some governments extending or re-imposing restrictions. In June, the city of Austin extended its Stay-at-Home order through August 15, 2020.

The pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the U.S. and significant volatility and disruption of financial markets. The pandemic had a significant adverse impact on our company in the first and second quarters of 2020 and is expected to continue to adversely impact our company beyond second-quarter 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty. The COVID-19 pandemic has subjected our business, financial condition, results of operations, and liquidity to a number of risks, including, but not limited to, those discussed below:

• Risks Related to our Liquidity. Although we project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, our projections depend on many detailed and complex underlying assumptions, including that our hotel and entertainment businesses will not improve in 2020 and will gradually ramp up to a break-even point in the first half of 2021, and that current conditions in our leasing operations will not further deteriorate materially. No assurances can be given that the results anticipated by our projections will occur. If we later determine that we will likely not be able to meet our debt service and other cash obligations, or will likely not be able to meet covenants under our debt agreements, we may seek further amendments to, waivers of provisions of, or restructuring of our debt agreements, seek to sell assets, seek to reduce operating expenses, and/or seek to raise additional capital, any or all of which actions may not be successful. If we cannot meet our debt service obligations, or otherwise default under a debt agreement, our lenders may declare all amounts outstanding under the loans due and payable, seek to foreclose on the collateral securing the loans and/or seek to force us into involuntary bankruptcy proceedings.

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

• Risks Related to our Leasing Operations. The COVID-19 pandemic is negatively affecting our retail and multi-family leasing operations, as discussed throughout this report. As a result of the pandemic and the related economic downturn, our retail tenants have requested, and may continue to request, additional rent deferrals, rent abatement, lease renegotiations or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy, which could further reduce our cash flows. Our multi-family tenants may request future rent deferrals. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Further, our ability to renew leases or re-lease vacant spaces on favorable terms, or at all, is constrained in the current environment, which may worsen.

• Risks Related to our Real Estate and Development Operations. The pandemic has negatively affected our real estate and development operations, as discussed throughout this report. We may be unable to sell assets in the current economic environment at a price that we find acceptable or at all. We have deferred progress on our development projects as we continue to monitor developments in the market. We cannot predict when we will be able to recommence the active pursuit of our development projects. Also, the economic downturn caused by the pandemic could diminish the demand for and value of our properties for an indeterminate period. The pandemic has also constrained the availability of capital to companies in the real estate industry, and we can provide no assurances that, once we resume our development plans, we will be able to access the required capital at a reasonable cost. Prolonged inability to pursue our development plans will have a negative effect on our business and future profits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended June 30, 2020.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated December 9, 2019 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.3	Membership Interest Purchase Agreement, dated December 9, 2019 between Stratus Block 21, Investments, L.P. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.4	Termination Letter dated May 21, 2020 with respect to Block 21 purchase agreements.		8-K	001-37716	5/22/2020

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

10.1	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.2	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		8-K	001-37716	5/3/2017

10.3	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.4	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective June 19, 2020.		10-Q	001-37716	6/25/2020

10.5	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.6	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.7	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.8	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: August 10, 2020
S-1