Form 10-Q
period 2020-09-30
STRATUS PROPERTIES INC
filed 2020-11-09
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-37716
Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

212 Lavaca Street, Suite 300
Austin	TX	78701
(Address of principal executive offices)		(Zip Code)
(512) 478-5788
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STRS	The NASDAQ Stock Market
Series D Participating Cumulative Preferred Stock Purchase Rights	STRS	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 30, 2020, there were issued and outstanding 8,221,014 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$13,422	$19,173
Restricted cash	19,627	19,418
Real estate held for sale	5,018	14,872
Real estate under development	88,534	95,026
Land available for development	61,292	45,539
Real estate held for investment, net	326,149	329,103
Lease right-of-use assets	10,923	11,378
Deferred tax assets	34	12,311
Other assets	18,220	14,548
Total assets	$543,219	$561,368

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$9,920	$16,053
Accrued liabilities, including taxes	10,751	11,580
Debt	368,601	365,749
Lease liabilities	13,036	12,636
Deferred gain	6,656	7,654
Other liabilities	13,341	13,614
Total liabilities	422,305	427,286

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	93	93
Capital in excess of par value of common stock	186,620	186,082
Accumulated deficit	(55,581)	(43,567)
Common stock held in treasury	(21,600)	(21,509)
Total stockholders’ equity	109,532	121,099
Noncontrolling interests in subsidiaries	11,382	12,983
Total equity	120,914	134,082
Total liabilities and equity	$543,219	$561,368

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Real estate operations	$5,025	$2,616	$19,254	$9,693
Leasing operations	5,807	5,024	17,257	13,066
Hotel	1,596	8,696	8,537	25,983
Entertainment	373	5,919	4,818	16,935
Total revenues	12,801	22,255	49,866	65,677
Cost of sales:
Real estate operations	3,578	2,352	15,754	6,193
Leasing operations	2,789	2,491	9,941	7,077
Hotel	3,318	6,891	10,983	20,397
Entertainment	1,143	4,629	5,449	12,549
Depreciation	3,329	2,835	10,339	8,168
Total cost of sales	14,157	19,198	52,466	54,384
General and administrative expenses	2,868	3,025	8,786	9,143
Income from forfeited earnest money	—	—	(15,000)	—
Gain on sale of assets	—	(37)	—	(1,989)
Total	17,025	22,186	46,252	61,538
Operating (loss) income	(4,224)	69	3,614	4,139
Interest expense, net	(3,587)	(3,203)	(11,168)	(8,686)
Gain (loss) on interest rate derivative instruments	82	(9)	3	(191)
Loss on early extinguishment of debt	—	(231)	—	(247)
Other income, net	3	18	111	329
Loss before income taxes and equity in unconsolidated affiliates' loss	(7,726)	(3,356)	(7,440)	(4,656)
Equity in unconsolidated affiliates' loss	(9)	(7)	(9)	(20)
(Provision for) benefit from income taxes	(7,536)	401	(6,166)	186
Net loss and total comprehensive loss	(15,271)	(2,962)	(13,615)	(4,490)
Total comprehensive loss attributable to noncontrolling interests in subsidiaries	193	2	1,601	3
Net loss and total comprehensive loss attributable to common stockholders	$(15,078)	$(2,960)	$(12,014)	$(4,487)

Basic and diluted net loss per share attributable to common stockholders	$(1.84)	$(0.36)	$(1.46)	$(0.55)

Basic and diluted weighted-average common shares outstanding	8,214	8,188	8,208	8,177

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(13,615)	$(4,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,339	8,168
Cost of real estate sold	10,692	5,321
Gain on sale of assets	—	(1,989)
(Gain) loss on interest rate derivative instruments	(3)	191
Loss on early extinguishment of debt	—	247
Amortization of debt issuance costs and stock-based compensation	1,601	1,042
Equity in unconsolidated affiliates' loss	9	20
Increase in deposits	93	645
Deferred income taxes	12,277	(553)
Purchases and development of real estate properties	(11,607)	(8,866)
Municipal utility district reimbursements applied to real estate under development	—	920
Increase in other assets	(2,971)	(3,529)
Decrease in accounts payable, accrued liabilities and other	(6,356)	(1,120)
Net cash provided by (used in) operating activities	459	(3,993)

Cash flow from investing activities:
Capital expenditures	(5,328)	(51,167)
Proceeds from sale of assets	—	3,170
Payments on master lease obligations	(1,093)	(1,216)
Purchase of noncontrolling interest in consolidated subsidiary	—	(4,589)
Other, net	(9)	(10)
Net cash used in investing activities	(6,430)	(53,812)

Cash flow from financing activities:
Borrowings from credit facility	18,800	19,186
Payments on credit facility	(25,975)	(18,109)
Borrowings from project loans	15,690	133,278
Payments on project and term loans	(7,584)	(64,118)
Stock-based awards net payments	(79)	(265)
Financing costs	(423)	(1,342)
Net cash provided by financing activities	429	68,630
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,542)	10,825
Cash, cash equivalents and restricted cash at beginning of year	38,591	38,919
Cash, cash equivalents and restricted cash at end of period	$33,049	$49,744

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at June 30, 2020	9,347	$93	$186,422	$(40,503)	1,137	$(21,600)	$124,412	$11,575	$135,987
Exercised and vested stock-based awards	11	—	22	—	—	—	22	—	22
Stock-based compensation	—	—	176	—	—	—	176	—	176
Total comprehensive loss	—	—	—	(15,078)	—	—	(15,078)	(193)	(15,271)
Balance at September 30, 2020	9,358	$93	$186,620	$(55,581)	1,137	$(21,600)	$109,532	$11,382	$120,914

Balance at June 30, 2019	9,305	$93	$186,334	$(42,630)	1,128	$(21,360)	$122,437	$18,075	$140,512
Exercised and vested stock-based awards	26	—	15	—	—	—	15	—	15
Stock-based compensation	—	—	156	—	—	—	156	—	156
Forfeited dividends	—	—	11	—	—	—	11	—	11
Tender of shares for stock-based awards	—	—	—	—	5	(149)	(149)	—	(149)
Total comprehensive loss	—	—	—	(2,960)	—	—	(2,960)	(2)	(2,962)
Balance at September 30, 2019	9,331	$93	$186,516	$(45,590)	1,133	$(21,509)	$119,510	$18,073	$137,583

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	28	—	22	—	—	—	22	—	22
Stock-based compensation	—	—	516	—	—	—	516	—	516
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Total comprehensive loss	—	—	—	(12,014)	—	—	(12,014)	(1,601)	(13,615)
Balance at September 30, 2020	9,358	$93	$186,620	$(55,581)	1,137	$(21,600)	$109,532	$11,382	$120,914

Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	43	—	15	—	—	—	15	—	15
Stock-based compensation	—	—	234	—	—	—	234	—	234
Forfeited dividends	—	—	11	—	—	—	11	—	11
Tender of shares for stock-based awards	—	—	—	—	9	(249)	(249)	—	(249)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	—	—	—	—	—	(4,589)	(4,589)
Total comprehensive loss	—	—	—	(4,487)	—	—	(4,487)	(3)	(4,490)
Balance at September 30, 2019	9,331	$93	$186,516	$(45,590)	1,133	$(21,509)	$119,510	$18,073	$137,583

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

Operating results for the third quarter of 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In particular, the impact of the COVID-19 pandemic intensified late in the first quarter of 2020 and continues to affect Stratus' operations. As a result, this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance.

The preparation of Stratus’ consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including those related to the potential impacts arising from the COVID-19 pandemic and related government actions, that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates. As the impact of the COVID-19 pandemic continues to evolve, and the extent of its impact cannot be determined with certainty, estimates and assumptions about future events and their effects require increased judgement. Stratus’ assessment of the future magnitude and duration of the COVID-19 pandemic and related economic disruption, as well as other factors, have contributed to the recognition of a $9.6 million valuation allowance on Stratus' deferred tax assets at September 30, 2020, and could result in other material changes to the estimates used in and material impacts to Stratus’ consolidated financial statements in future reporting periods.

Real Estate Investment Trust Exploration. On September 21, 2020, Stratus' Board of Directors (Board) announced its approval of the initiation of an in-depth exploration of a conversion from a C-Corporation to a real estate investment trust (REIT). Stratus has engaged financial, tax, accounting and legal advisors, and the Board will closely monitor and evaluate the findings to ultimately determine if conversion to a REIT is in the best interest of Stratus' shareholders. If the Board determines to move forward, Stratus expects the conversion would likely occur in 2022, subject to a variety of factors, including its ability to complete the steps that must be taken in order to convert to a REIT and the timing thereof, and whether its shareholders will approve changes to Stratus’ organizational documents consistent with a public REIT structure.

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

On December 9, 2019, Stratus entered into definitive agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sales. As the proposed sale represented a strategic shift for Stratus, the assets and liabilities of Block 21 were classified as held for sale - discontinued operations in the consolidated balance sheet of Stratus' 2019 Form 10-K. On May 21, 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to sell Block 21 and authorizing the release of Ryman's $15.0 million in earnest money to Stratus. During the second quarter of 2020, Stratus recorded the $15.0 million as operating income, used $13.8 million of the $15.0 million earnest money to pay down its Comerica Bank revolving credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. As a result of the termination of the agreements to sell Block 21, Stratus concluded that such assets and liabilities no longer qualified as held for sale.

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

COVID-19 Impact. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. Recently, there have been reports of increasing numbers of new COVID-19 cases throughout the United States, and in particular, Texas, resulting in some governments extending or re-imposing restrictions. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic has had a significant adverse impact on Stratus' business and operations, particularly on the hotel and entertainment segments. As mentioned above, Stratus' previously disclosed transaction to sell Block 21 for $275 million was terminated by Ryman as a result of the capital markets and economic environment caused by the COVID-19 pandemic. The COVID-19 pandemic and related economic disruption, as well as other factors, have contributed to the recognition of a $9.6 million valuation allowance on Stratus' deferred tax assets at September 30, 2020. Stratus continues to advance its land planning, engineering and permitting activities. All major construction projects have been completed and no new construction is scheduled until the first quarter of 2021 and may be deferred if health and market conditions warrant. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, Stratus cannot predict its future impact on the company with any certainty.

Stratus’ revenue, operating income and cash flow in its hotel and entertainment segments were adversely impacted during the first three quarters of 2020 and are expected to continue to be adversely impacted beyond third-quarter 2020. For example, while the hotel has remained open throughout the pandemic, average occupancy in the third quarter of 2020 was 16 percent. Stratus' entertainment venues, ACL Live and 3TEN ACL Live, hosted a limited number of events with restricted capacity during third-quarter 2020 as most events were either rescheduled or cancelled as a result of the COVID-19 pandemic.

As a result of the COVID-19 pandemic, many of Stratus’ retail leasing tenants, other than grocery and liquor stores, closed or have been operating at significantly reduced capacity since late in the first quarter of 2020. Beginning in April 2020, Stratus agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are scheduled to be collected over a 12-month or 24-month period starting in January 2021. These rent deferrals resulted in a reduction of scheduled base rent collections of 17 percent during the period from April through September 2020. As of September 30, 2020, all of Stratus’ retail tenants who were open prior to the pandemic had reopened, although operating with capacity restrictions. At its multi-family properties, Stratus has granted rent deferral accommodations on a case-by-case basis, which during the period from April through September 2020 resulted in a reduction of scheduled rent collections of less than one percent of contractual rents, with no material decline in occupancy. In the aggregate, Stratus’ retail and multi-family rent collections were eight percent less than scheduled rents during the period from April through September 2020.

Stratus assessed its rents receivable for potential credit losses as of June 30, 2020, and recorded a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs. Stratus again assessed its rents receivable for potential credit losses as of September 30, 2020, and concluded that no additional charges for estimated uncollectible rents receivable and unrealizable deferred costs were required. The following is an update to Stratus' revenue recognition accounting policy included in Note 1 of its 2019 Form 10-K. Stratus recognizes its rental income on a straight-line basis based on the terms of its signed leases with tenants. Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the related costs are incurred. If upon, or subsequent to, lease commencement, the assessed collectability of lease payments is not probable, recognized lease income is limited to collected lease payments. In addition, any previously recognized rents receivable and deferred lease costs associated with that lease are charged to cost of sales in the period that assessed collectability is considered not probable.

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

2. EARNINGS PER SHARE
Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 90 thousand shares of common stock for third-quarter 2020, 83 thousand shares for third-quarter 2019, 86 thousand shares for the first nine months of 2020 and 91 thousand shares for the first nine months of 2019 associated with restricted stock units and outstanding stock options that were anti-dilutive as a result of the net losses for the periods.

3. RELATED PARTY TRANSACTIONS
The Saint Mary, L.P. On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included a $26.0 million construction loan with Texas Capital Bank, National Association and an $8.0 million private placement. As one of the participants in the private placement offering, LCHM Holdings, LLC (LCHM), a related party as a result of its greater than 5 percent beneficial ownership of Stratus’ common stock, purchased limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

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

Stratus’ consolidated balance sheets include the following combined assets and liabilities of The Saint Mary, L.P. and the Kingwood, L.P. (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$3,212	$1,110
Real estate under development	2,381	3,703
Land available for development	8,317	9,273
Real estate held for investment	67,994	64,637
Other assets	2,186	1,807
Total assets	84,090	80,530
Liabilities:
Accounts payable and accrued liabilities	3,724	8,680
Debt	56,277	45,848
Total liabilities	60,001	54,528
Net assets	$24,089	$26,002
Other Transactions. Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's general consulting services related to the entitlement and development of properties and expense reimbursements totaled approximately $28 thousand in both third-quarter 2020 and third-quarter 2019, $93 thousand for the first nine months of 2020 and $84 thousand for the first nine months of 2019. Refer to Note 2 of the Stratus 2019 Form 10-K for further discussion.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$3	$3
Liabilities:
Debt	368,601	372,288	365,749	370,558
Interest rate swap agreement	108	108	114	114

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

The interest rate swap agreement with Comerica Bank was entered into in 2013, is effective through December 31, 2020, and has a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month LIBOR. As of September 30, 2020, the agreement had a notional amount of $14.9 million, which will amortize to $14.8 million by the end of the agreement, and as of December 31, 2019, the agreement had a notional amount of $15.3 million.

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

6. DEBT
The components of Stratus' debt are as follows (in thousands):

	September 30, 2020	December 31, 2019
Block 21 loan	$139,578	$141,184
The Santal loan	74,252	73,972
Comerica Bank credit facility	35,307	42,482
New Caney land loan	4,939	4,908
PPP loan	3,987	—
Construction loans:
Kingwood Place	30,996	23,991
The Saint Mary	25,281	21,857
Lantana Place	24,099	23,268
Jones Crossing	22,301	21,354
West Killeen Market	7,159	7,213
Amarra Villas credit facility	702	5,520
Total debt[a]	$368,601	$365,749
a.Includes net reductions for unamortized debt issuance costs of $2.5 million at September 30, 2020, and $3.5 million at December 31, 2019.

As of September 30, 2020, Stratus had $24.5 million available under its $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility. Effective April 14, 2020, Stratus and Comerica Bank agreed to modify the Comerica Bank credit facility to (i) extend the maturity date of the credit facility from June 29, 2020, to September 27, 2020, and (ii) revise the definition of LIBOR to provide for an increase in the LIBOR floor from zero percent to one percent. On June 12, 2020, Stratus entered into a further amendment to its credit facility agreement with Comerica Bank to extend the maturity date of the facility to September 27, 2022.

The Saint Mary construction loan matures June 19, 2021. Stratus expects to refinance the loan or sell The Saint Mary prior to the maturity date. The New Caney land loan matures March 8, 2021. Stratus expects to exercise its option to extend the loan for an additional 12 months, which requires a principal payment of approximately $500 thousand.

Effective November 2, 2020, the West Killeen Market construction loan was modified to replace the financial covenant that Stratus maintain a minimum total stockholders’ equity balance of $110.0 million with a financial covenant that Stratus maintain a minimum net asset value, as defined in the agreement, of $125 million.

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

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.7 million in third-quarter 2020, $5.2 million in third-quarter 2019, $14.8 million for the first nine months of 2020 and $14.9 million for the first nine months of 2019. Stratus' capitalized interest totaled $1.1 million in third-quarter 2020, $2.0 million in third-quarter 2019, $3.6 million for the first nine months of 2020 and $6.2 million for the first nine months of 2019, primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest related to development activities at Kingwood Place and The Saint Mary.

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

During third-quarter 2020, Stratus recorded a $0.3 million increase to the accrued liability for the Plan of which $0.1 million increased project development costs and $0.2 million increased general and administrative expenses. During third-quarter 2019, Stratus accrued $0.2 million to project development costs and $0.2 million in general and administrative expenses related to the Plan. During the first nine months of 2020, Stratus accrued $0.3 million to project development costs and $0.4 million in general and administrative expense related to the Plan. During the first nine months of 2019, Stratus accrued $0.6 million to project development costs and $0.7 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $3.2 million at September 30, 2020, and $2.5 million at December 31, 2019 (included in other liabilities). As of September 30, 2020, no amounts had been paid to participants under the Plan.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 in the Stratus 2019 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $34 thousand at September 30, 2020, and $12.3 million at December 31, 2019. The decrease in Stratus' net deferred tax assets is primarily attributed to a valuation allowance recorded in the third quarter of 2020 totaling $9.6 million. In evaluating the recoverability of the deferred tax assets, management considered available positive and negative evidence, giving greater weight to the recent current losses and uncertainty regarding projected future financial results. Upon a change in facts and circumstances, management may conclude that sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance in the future, which would favorably impact Stratus' results of operations. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The difference between Stratus' consolidated effective income tax rate of (83) percent for the first nine months of 2020 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to the discrete tax charge of $9.6 million to record a valuation allowance on Stratus' deferred tax assets; the CARES Act, which, among other impacts, allows Stratus to carry back losses to 2017 when the U.S. corporate tax rate was 35 percent, resulting in a discrete tax benefit of $1.4 million; and the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate of four percent for the first nine months of 2019 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the Texas state margin tax and the Tax Cuts and Jobs Act's executive compensation deductibility limitation.

9. BUSINESS SEGMENTS
Stratus currently has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a future multi-family phase; and one condominium unit at the W Austin Hotel & Residences); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real Estate Operations:
Developed property sales	$5,001	$2,601	$19,141	$9,483
Commissions and other	24	15	113	210
	5,025	2,616	19,254	9,693
Leasing Operations:
Rental revenue	5,807	5,024	17,257	13,066

Hotel:
Rooms, food and beverage	1,504	8,097	7,511	24,279
Other	92	599	1,026	1,704
	1,596	8,696	8,537	25,983
Entertainment:
Event revenue	373	5,211	4,224	15,033
Other	—	708	594	1,902
	373	5,919	4,818	16,935

Total revenues from contracts with customers	$12,801	$22,255	$49,866	$65,677

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended September 30, 2020:
Revenues:
Unaffiliated customers	$5,025	$5,807	$1,596	$373	$—	$12,801
Intersegment	5	223	18	(6)	(240)	—
Cost of sales, excluding depreciation	3,585	2,793	3,317	1,242	(109)	10,828
Depreciation	57	2,051	891	392	(62)	3,329
General and administrative expenses	—	—	—	—	2,868	2,868
Operating income (loss)	$1,388	$1,186	$(2,594)	$(1,267)	$(2,937)	$(4,224)
Capital expenditures and purchases and development of real estate properties	$2,952	$716	$213	$2	$—	$3,883
Total assets at September 30, 2020	160,890	236,970	93,666	35,495	16,198	543,219

Three Months Ended September 30, 2019:
Revenues:
Unaffiliated customers	$2,616	$5,024		$8,696	$5,919	$—	$22,255
Intersegment	4	219		68	307	(598)	—
Cost of sales, excluding depreciation	2,352	2,495		6,931	4,770	(185)	16,363
Depreciation	57	1,529		903	393	(47)	2,835
General and administrative expenses	—	—		—	—	3,025	3,025
Gain on sale of assets	—	(37)	[c]	—	—	—	(37)
Operating income (loss)	$211	$1,256		$930	$1,063	$(3,391)	$69
Capital expenditures and purchases and development of real estate properties	$3,110	$5,871		$294	$12	$—	$9,287
Total assets at September 30, 2019	193,421	197,052		97,414	43,810	36,235	567,932

Nine Months Ended September 30, 2020:
Revenues:
Unaffiliated customers	$19,254	$17,257		$8,537		$4,818		$—		$49,866
Intersegment	13	666		82		8		(769)		—
Cost of sales, excluding depreciation	15,653	9,955	[d]	10,992	[e]	5,773		(246)		42,127
Depreciation	173	6,132		2,927	[f]	1,279	[f]	(172)		10,339
General and administrative expenses	—	—		—		—		8,786		8,786
Income from forfeited earnest money	—	—		—		—		(15,000)	[g]	(15,000)
Operating income (loss)	$3,441	$1,836		$(5,300)		$(2,226)		$5,863		$3,614
Capital expenditures and purchases and development of real estate properties	$11,607	$4,681		$523		$124		$—		$16,935

	Real Estate Operations[a]		Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Nine Months Ended September 30, 2019:
Revenues:
Unaffiliated customers	$9,693		$13,066		$25,983	$16,935	$—	$65,677
Intersegment	13		678		195	381	(1,267)	—
Cost of sales, excluding depreciation	6,193	[h]	7,090		20,497	12,962	(526)	46,216
Depreciation	182		4,324		2,702	1,183	(223)	8,168
General and administrative expenses	—		—		—	—	9,143	9,143
Gain on sale of assets	—		(1,989)	[c]	—	—	—	(1,989)
Operating income (loss)	$3,331		$4,319		$2,979	$3,171	$(9,661)	$4,139
Capital expenditures and purchases and development of real estate properties	$8,866		$50,482		$548	$137	$—	$60,033
Municipal utility district (MUD) reimbursements applied to real estate under development[h]	920		—		—	—	—	920
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Relates to the first-quarter 2019 sale of a retail pad subject to a ground lease located in the Circle C community, including adjustments recorded in the third-quarter of 2019. Refer to Note 4.
d.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs. Refer to Note 1.
e.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin hotel in January 2018.
f.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.
g.Represents income from earnest money received as a result of Ryman's termination of the agreements to sell Block 21.
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

10. SUBSEQUENT EVENTS
Stratus evaluated events after September 30, 2020, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K for further discussion). In particular, the impact of the COVID-19 pandemic intensified late in the first quarter of 2020 and continues to affect our operations. As a result, this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance. We expect continued uncertainty in our business and the global economy as a result of the duration and intensity of the COVID-19 pandemic and its related effects. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

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

On September 21, 2020, our Board of Directors (Board) announced its approval of the initiation of an in-depth exploration of a conversion from a C-Corporation to a real estate investment trust (REIT). We have engaged financial, tax, accounting and legal advisors, and the Board will closely monitor and evaluate the findings to ultimately determine if conversion to a REIT is in the best interest of our shareholders. If the Board determines to move forward, we expect the conversion would likely occur in 2022. At this time, we believe that the REIT conversion would require consent from our major lenders and amendments to our major loan agreements, among other third-party consents. We also expect to seek shareholder approval to implement provisions in our organizational documents consistent with a public REIT structure, if the Board ultimately determines that a REIT conversion is in shareholders’ best interests.

As part of this assessment, we are also conducting a comprehensive review of our governance practices and Board composition to ensure we have access to the appropriate expertise and mix of skillsets moving forward. We expect to provide further information after we complete our evaluation. We may add directors to replace recent departures, prior to completing our overall review. See “Cautionary Statement” below.

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC

Since January 2020, the COVID-19 outbreak has caused substantial disruption in international and U.S. economies and markets, intensifying in the latter part of the first quarter of 2020 and continuing through and subsequent to the third quarter of 2020, and its impact is expected to continue beyond 2020. On March 11, 2020, the World Health Organization designated the COVID-19 outbreak a pandemic. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. For example, on March 6, 2020, the annual South by Southwest music festival in Austin, Texas was cancelled, on July 1, 2020, the annual Austin City Limits music festival in Austin, Texas was cancelled, and on July 24, 2020, the Formula 1 U.S. Grand Prix planned to be held in Austin, Texas was cancelled. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic is having, and we believe will continue to have, a significant adverse impact on our business and operations, particularly on the hotel and entertainment segments, as discussed further below.

The pandemic remains complex and rapidly-evolving. State and local governments in Texas have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. Recently, there have been reports of increasing numbers of new COVID-19 cases throughout the United States, and in particular, Texas, resulting in some governments extending or re-imposing restrictions. For example, in June 2020, the city of Austin extended its Stay Home, Mask and Otherwise Be Safe Order through December 15, 2020. On September 30, 2020, the city of Austin extended the moratorium on certain evictions through December 31, 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty.

Termination of Sale of Block 21
As previously disclosed, our transaction to sell Block 21, which contains the W Austin Hotel and the ACL Live and 3TEN ACL Live entertainment venues, to Ryman Hospitality Properties, Inc. (Ryman) for $275 million was terminated by Ryman on May 21, 2020. As a result of Ryman’s termination of the transaction, Ryman forfeited to us its $15.0 million of earnest money. We used $13.8 million of the earnest money to pay down our Comerica Bank credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. We recorded the $15.0 million as operating income during the second quarter of 2020.

Impacts on our Business
Despite the COVID-19 pandemic, we continue to advance our land planning, engineering and permitting activities. We have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting employees, tenants, guests, customers and suppliers. Losses resulting from the pandemic contributed to us recording a $9.6 million non-cash tax charge in third-quarter 2020 to record a valuation allowance on our deferred tax assets. Refer to Note 8 for further discussion. Many of our retail leasing tenants, other than grocery and liquor stores, closed or have been operating at significantly reduced capacity since late in the first quarter of 2020. Beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are expected to be collected over a 12-month or 24-month period starting in January 2021. These rent deferrals resulted in a reduction of scheduled base rent collections of 17 percent during the period from April through September 2020. As of September 30, 2020, all of our retail tenants who were open prior to the pandemic had reopened, although operating with capacity restrictions. At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which during the period from April through September 2020 resulted in a reduction of scheduled rent collections of less than one percent of contractual rents, with no material decline in occupancy. We will continue to consider rent deferral accommodations on a case-by-case basis. In the aggregate, our retail and multi-family rent collections were eight percent less than scheduled rents during the period from April through September 2020. We also terminated one lease during second-quarter

2020 and recorded charges related to this lease totaling $1.3 million, primarily related to uncollectible rents receivable and unrealizable deferred costs. Subsequently, in July 2020, we entered into a new six-month lease agreement with this tenant, in which the amount of the lessee's rent is based on a percentage of its revenue.

Our revenue, operating income and cash flow from our hotel and entertainment segments were adversely impacted in the second and third quarters of 2020 and are expected to continue to be adversely impacted beyond third-quarter 2020. For example, while our hotel has remained open throughout the pandemic, average occupancy in the third quarter of 2020 was 16 percent, which was a slight increase since the second-quarter average occupancy rate of 12 percent. The impacts of the COVID-19 pandemic on each of our segments are described below in more detail in “Results of Operations.”

At this time, we are focusing on taking action to maintain liquidity and implement cost controls; close routine asset sales; closely monitor our income properties and continue to lease up certain properties; regularly communicate with our lenders and investor groups; advance our land planning, engineering and permitting activities; and evaluate refinance opportunities for our larger, stabilized assets to take advantage of historic low interest rates. All major construction projects have been completed and no new construction is scheduled until the first quarter of 2021. We will closely monitor market conditions before initiating construction and may defer a construction start if prudent.

Impacts on our Liquidity and Capital Resources
On June 12, 2020, we extended the maturity date of our $60 million revolving credit facility to September 27, 2022. As of September 30, 2020, we had $24.5 million available under our $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by late 2021, (2) that current conditions in our leasing operations will not further deteriorate materially, (3) that we continue to close on routine asset sales, and (4) that we sell or refinance The Saint Mary on terms consistent with our expectations. No assurances can be given that the results anticipated by our projections will occur. See Note 6, “Capital Resources and Liquidity” below, “Risk Factors” included in Part II, Item 1A. herein and “Risk Factors” included in Part I, Item 1A. of our 2019 Form 10-K, for further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

OVERVIEW OF FINANCIAL RESULTS FOR THIRD-QUARTER 2020

Our net loss attributable to common stockholders totaled $15.1 million, $1.84 per share, in third-quarter 2020, compared with a net loss of $3.0 million, $0.36 per share, in third-quarter 2019. During the first nine months of 2020 our net loss attributable to common stockholders totaled $12.0 million, $1.46 per share, compared with a net loss of $4.5 million, $0.55 per share, during the first nine months of 2019. Our net losses attributable to common stockholders in the 2020 periods, compared to the 2019 periods, were primarily the result of (i) a non-cash tax charge of $9.6 million in third-quarter 2020 to record a valuation allowance on our deferred tax assets, (ii) operating losses from our hotel and entertainment segments in the 2020 periods, primarily as a result of the COVID-19 pandemic, and (iii) higher interest expense related to lower capitalized interest as projects under development are completed. Our higher net loss attributable to common stockholders during the first nine months of 2020, compared to the first nine months of 2019, was also impacted by municipal utility district (MUD) reimbursements and a gain on sale of assets being recognized in the first nine months of 2019, offset by $15.0 million in income from earnest money received as a result of the termination of the Block 21 transaction.
Our revenues totaled $12.8 million in third-quarter 2020, compared with $22.3 million in third-quarter 2019. During the first nine months of 2020, our revenues totaled $49.9 million, compared with $65.7 million, during the first nine months of 2019. The decrease in revenues in the 2020 periods, compared to the 2019 periods, primarily reflects the decrease in revenue from our hotel and entertainment segments caused by the COVID-19 pandemic, partially offset by an increase in revenue from real estate and leasing operations.

DEVELOPMENT ACTIVITIES

Current Residential Activities.
In third-quarter 2020, we sold four Amarra Drive Phase III lots, including two premium hilltop lots, for a total of $5.0 million. During the first nine months of 2020, we sold 4 Amarra Drive Phase II lots, 11 Amarra Drive Phase III lots and 2 homes built on Amarra Drive Phase III lots for a total of $19.1 million. For further discussion, see "Results of Operations — Real Estate Operations." Sales include lots sold under the new homebuilder contract discussed below. As of September 30, 2020, six developed Amarra Drive Phase III lots and three developed Amarra Drive Phase II lots remained unsold, of which three Phase III lots and two Phase II lots were subject to the new homebuilder contract discussed below.
In September 2019, we amended a contract previously entered into in March 2018, pursuant to which we agreed to sell 2 Amarra Drive Phase II lots and 15 Amarra Drive Phase III lots to a homebuilder for a total of $11.6 million (the original homebuilder contract). In January 2020, the original homebuilder contract was terminated and replaced with a similar contract with the same homebuilder in which we agreed to sell the three remaining Amarra Drive Phase III lots under the original contract as well as three new Amarra Drive Phase II lots and two new Amarra Drive Phase III lots for $5.2 million (the new homebuilder contract). In September 2020, the new homebuilder contract was further amended to add one additional Amarra Drive Phase III lot to the contract at a sales price of $0.7 million. In accordance with the new homebuilder contract the parties are required to close on the sale of these lots ratably before April 30, 2021. If the purchaser fails to close on the sale of the minimum number of lots by any of the specified closing dates, we may elect to terminate the homebuilder contract but would retain the related $45 thousand earnest money. In third-quarter 2020, in accordance with the contract, we sold one Amarra Drive Phase III lot for a total of $0.7 million under the terms of the new homebuilder contract. During the first nine months of 2020, we sold one Amarra Drive Phase II lot and three Amarra Drive Phase III lots for a total of $2.7 million under the terms of the new homebuilder contract.

Subsequent to September 30, 2020, and through November 2, 2020, we sold three Amarra Drive Phase II lots, two of which were subject to the new homebuilder contract, for a total of $2.0 million. As of November 2, 2020, all of our developed single family lots in Barton Creek were either sold or under contract to sell, except for three Amarra Drive Phase III lots.

The Villas at Amarra Drive (Amarra Villas) townhome project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven townhomes during 2017 and 2018. We sold the last two completed townhomes in 2019. We began construction of the next two Amarra Villas townhomes during the first quarter of 2020, which are expected to be completed in mid-2021.

The Santal, a multi-family project consisting of 448 units in Section N in the Barton Creek community, is fully leased and stabilized. The Saint Mary, a multi-family project consisting of 240 units in the Circle C community, was approximately 85 percent leased as of September 30, 2020, and we expect to sell or refinance The Saint Mary before June 2021.

For further discussion of our multi-family and single-family residential properties, see MD&A in our 2019 Form 10-K.

Current Commercial Activities.
During 2019, we completed construction of two retail buildings totaling 41,000 square feet and a 103,000-square-foot H-E-B, L.P. (HEB) grocery store at Kingwood Place, an HEB-anchored, mixed-use development in Kingwood, Texas. An 8,000-square-foot retail building was completed in July 2020, and we have signed ground leases on two of the retail pads. As of September 30, 2020, we had signed leases for approximately 85 percent of the retail space, including the HEB grocery store. We continue to advance the potential multi-family project at Kingwood Place, which is currently planned for 261 units.

In March 2019, we finalized the lease for the HEB store at New Caney, an HEB-anchored, mixed-use development in New Caney, Texas, and acquired HEB's interest in the partnership for approximately $5 million. We currently do not anticipate commencing construction on the New Caney project prior to 2021.

Lantana Place is a partially developed, mixed-use development project located in southwest Austin. As of September 30, 2020, we had signed leases for approximately 80 percent of the retail space. We also have a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019 and is expected to be completed in January 2021. We rezoned a portion of the Lantana property for a potential multi-family development of up to 350 units.

As of September 30, 2020, we had signed leases for approximately 95 percent of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent HEB grocery store. In October 2020, we sold a pad site at West Killeen Market for $0.7 million.

For further discussion of our commercial properties, see MD&A in our 2019 Form 10-K.

Projects in Planning.
We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of single family lots and residential condominium lots, which is expected to increase our density from 154 to approximately 450 home sites. The city of Austin and Travis County approved initial subdivision permit applications for Section KLO in October 2019. The engineering for roads and utilities for the initial phases of Section KLO is in process. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity and result in an increase in potential densities. These potential development projects require extensive additional permitting and will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

We are evaluating a sale of the land for the single family residential component of Magnolia Place, a mixed-use project in Magnolia, Texas, currently planned for 133,605 square feet of commercial space; 7 pad sites; 2 hotel sites; and 96 single-family lots and 588 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot HEB grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB.

In the first quarter of 2021, we expect to commence work on The Saint June, a 182-unit multi-family project within the Amarra subdivision in Barton Creek, subject to financing and market conditions. We will closely monitor the market before initiating construction and may defer the start of construction if prudent.

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

The following table summarizes our results (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
Operating income (loss):
Real Estate Operations[a]	$1,388		$211	$3,441		$3,331	[b]
Leasing Operations	1,186		1,256	1,836	[c]	4,319
Hotel	(2,594)		930	(5,300)		2,979
Entertainment	(1,267)		1,063	(2,226)		3,171
Corporate, eliminations and other[d]	(2,937)		(3,391)	5,863	[e]	(9,661)
Operating (loss) income	$(4,224)		$69	$3,614		$4,139
Interest expense, net	$(3,587)		$(3,203)	$(11,168)		$(8,686)
Net loss attributable to common stockholders	$(15,078)	[f]	$(2,960)	$(12,014)	[f]	$(4,487)
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
f.Includes a $9.6 million tax charge to record a valuation allowance on our deferred tax assets.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
COVID-19 Pandemic Impact
Despite the COVID-19 pandemic, we continue to advance our land planning, engineering and permitting activities. For further discussion, see Part II, Item 1A. "Risk Factors."

Third-Quarter Results
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Developed property sales	$5,001	$2,601	$19,141	$9,483
Commissions and other	29	19	126	223
Total revenues	5,030	2,620	19,267	9,706
Cost of sales, including depreciation	3,642	2,409	15,826	6,375	[a]
Operating income	$1,388	$211	$3,441	$3,331

a.Includes $3.4 million credit related to MUD reimbursements.

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase III lots	4	$5,001	$535	4	$2,601	$261
Total Residential	4	$5,001		4	$2,601

	Nine Months Ended September 30,
	2020			2019
	Lots/Homes	Revenues	Average Cost Per Lot/Home	Lots/Homes	Revenues	Average Cost Per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	4	$2,372	$193	—	$—	$—
Phase III lots	11	9,591	389	10	6,033	242
Homes built on Phase III lots	2	7,178	3,273	—	—	—
Amarra Villas townhomes	—	—	—	2	3,450	1,607
Total Residential	17	$19,141		12	$9,483

Real Estate Revenues. The increase in revenues in third-quarter 2020, compared to third-quarter 2019, primarily reflects the sales of two premium Amarra Drive Phase III hilltop lots in third-quarter 2020. The increase in revenues in the first nine months of 2020, compared to the first nine months of 2019, primarily reflects the sales of two homes built on Amarra Drive Phase III lots and an increase in lot sales in the first nine months of 2020.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales increased to $3.6 million in third-quarter 2020 from $2.4 million in third-quarter 2019, primarily reflecting an increase in real estate sales of higher priced lots, which typically have a higher average cost per lot. Cost of sales increased to $15.8 million for the first nine months of 2020 from $6.4 million for the first nine months of 2019, primarily reflecting the sales of two homes in first-quarter 2020 built on Phase III lots, which have a higher average cost, and an increase in the number of lots sold during the first nine months of 2020. The increase also results from $3.4 million in MUD reimbursements received in the first nine months of 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold.

Leasing Operations
COVID-19 Pandemic Impact
The pandemic is negatively affecting our leasing operations, primarily at our retail properties. Tenants at our retail locations are diverse and include grocery and liquor stores, which have remained open and have paid rent owed to-date, and restaurants, healthcare services, fitness centers, a movie house and other retail products and services, many of which closed or have been operating at significantly reduced capacity since late in the first quarter of 2020. Beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are expected to be collected over a 12-month or 24-month period starting in January 2021. These rent deferrals resulted in a reduction of scheduled base rent collections of 17 percent during the period from April through September 2020.

At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which during the period from April through September 2020 resulted in a reduction of scheduled rent collections of less than one percent of contractual rents, with no material decline in occupancy. We will continue to consider rent deferral accommodations on a case-by-case basis. In the aggregate, our retail and multi-family rent collections were eight percent less than scheduled rents during the period from April through September 2020.

We cannot assure you that our tenants will recommence rental payments in accordance with our agreements when the deferral period ends nor whether tenants will request additional accommodations or be willing or able to meet future lease obligations. For further discussion, see Part II, Item 1A. "Risk Factors."

Third-Quarter Results
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Rental revenue	$6,030	$5,243	$17,923		$13,744
Rental cost of sales, excluding depreciation	2,793	2,495	9,955	[a]	7,090
Depreciation	2,051	1,529	6,132		4,324
Gain on sale of assets	—	(37)	—		(1,989)
Operating income	$1,186	$1,256	$1,836		$4,319
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

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense increased in the 2020 periods, compared with the 2019 periods, primarily as a result of the completion of construction and the start of leasing operations at The Saint Mary and Kingwood Place. During the second-quarter of 2020, our lease with Moviehouse, our anchor tenant at Lantana Place, was terminated and we charged $1.3 million to cost of sales to write off uncollectible rents receivable and unrealizable deferred costs associated with this lease. In July 2020, we entered into a new six-month lease agreement with Moviehouse in which rent is based on a percentage of Moviehouse's revenue.

Gain on Sale of Assets. In January 2019, we sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. We used a portion of the proceeds from the sale to repay $2.5 million of our Comerica Bank credit facility borrowings and, after adjustments recorded in the second and third quarters of 2019, recorded a gain of $2.0 million for the first nine months of 2019.

Hotel
COVID-19 Pandemic Impact
The pandemic has had, and we believe will continue to have, a significant adverse impact on the hospitality industry, as it has resulted in dramatically curtailed business and leisure travel and caused cancellations of events or rescheduling of events until later in 2020 and beyond. Accordingly, the pandemic has resulted in a significant decrease in revenue and expected revenue from our hotel rooms, conference facilities and hotel amenities. For example, while our hotel has remained open throughout the pandemic, average occupancy in the third quarter of 2020 was 16 percent, which was a slight increase since the second-quarter average occupancy of 12 percent. As a result of the pandemic, hotel revenue for the three and nine months ended September 30, 2020, was significantly lower than in the prior-year periods and hotel revenue for the fourth quarter of 2020 will be significantly lower than hotel revenue in the prior-year quarter. We incurred significant operating losses in the three and nine months ended September 30, 2020, and expect to incur a significant operating loss in the segment during the fourth quarter of 2020. We are working with the hotel operator on plans to gradually ramp up hotel operations to a break-even point in the first half of 2021, health and market conditions permitting.

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

Third-Quarter Results
The following table summarizes our Hotel results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Hotel revenue	$1,614	$8,764	$8,619		$26,178
Hotel cost of sales, excluding depreciation	3,317	6,931	10,992	[a]	20,497
Depreciation	891	903	2,927		2,702
Operating (loss) income	$(2,594)	$930	$(5,300)		$2,979

a.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin hotel in January 2018.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The decrease in Hotel revenues in the 2020 periods, compared to the 2019 periods, is primarily a result of lower room reservations and food and beverage sales as a result of the COVID-19 pandemic. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $36 in third-quarter 2020 and $71 for the first nine months of 2020, compared with $222 in third-quarter 2019 and $234 for the first nine months of 2019.

Hotel Cost of Sales. The decrease in Hotel cost of sales, excluding depreciation, in the 2020 periods, compared to the 2019 periods, is primarily a result of lower room reservations and food and beverage sales. The increase in depreciation during the first nine months of 2020, compared to the first nine months of 2019, is primarily because of a $202 thousand adjustment for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

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

Entertainment
COVID-19 Pandemic Impact
The pandemic has had, and we believe will continue to have, a significant adverse impact on the entertainment industry and our entertainment operations. Our entertainment venues, ACL Live and 3TEN ACL Live, continue to be subject to capacity restrictions and have held only a limited number of events. Many events previously scheduled during the remainder of 2020 have been rescheduled and some have been cancelled. As a result of the pandemic, our Entertainment revenue for the three and nine months ended September 30, 2020, was significantly lower than in the prior-year periods and entertainment revenue for the fourth quarter of 2020 will be significantly lower than in the prior-year period. It is also unclear whether and to what extent pandemic-related concerns will continue to impact the use of and/or demand for our entertainment venues, even as government restrictions are modified or lifted. We hosted a small number of events at our venues during the third quarter, and have several events scheduled later in the year, but they have been, and will continue to be, subject to capacity restrictions as in effect at the time. Our scheduled programs will occur only to the extent health and safety conditions, and regulations, permit. We incurred significant operating losses in the three and nine months ended September 30, 2020, and expect to incur an operating loss in the segment during the fourth quarter of 2020. For further discussion, see Part II, Item 1A. "Risk Factors."

Third-Quarter Results
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Entertainment revenue	$367	$6,226	$4,826	$17,316
Entertainment cost of sales, excluding depreciation	1,242	4,770	5,773	12,962
Depreciation	392	393	1,279	1,183
Operating (loss) income	$(1,267)	$1,063	$(2,226)	$3,171

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues decreased in the 2020 periods, compared to the 2019 periods, primarily as a result of a decrease in the number of events hosted at ACL Live and 3TEN ACL Live, as many scheduled events in the first nine months of 2020 were cancelled or rescheduled as a result of the COVID-19 pandemic.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ACL Live
Events:
Events hosted	17	59	55	192
Estimated attendance	656	81,088	46,102	225,300
Ticketing:
Number of tickets sold	—	60,704	37,703	177,605
Gross value of tickets sold (in thousands)	—	$3,413	$1,881	$9,672

3TEN ACL Live
Events:
Events hosted	19	46	70	148
Estimated attendance	1,607	9,308	9,839	27,798
Ticketing:
Number of tickets sold	—	5,565	5,278	17,890
Gross value of tickets sold (in thousands)	—	$130	$126	$425
Entertainment Cost of Sales. The decrease in Entertainment cost of sales, excluding depreciation, in the 2020 periods, compared to the 2019 periods, reflects that many scheduled events in the first nine months of 2020 were rescheduled or cancelled as a result of the COVID-19 pandemic. The increase in depreciation for the first nine months of 2020, compared to the first nine months of 2019, is primarily because of an $89 thousand adjustment for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee salaries and other costs. Consolidated general and administrative expenses decreased slightly to $2.9 million in third-quarter 2020 from $3.0 million in third-quarter 2019. Consolidated general and administrative expenses decreased to $8.8 million for the first nine months of 2020 compared to $9.1 million for the first nine months of 2019, primarily reflecting lower incentive compensation for the first nine months of 2020, including amounts related to our Profit Participation Incentive Plan. Refer to Note 7 for further discussion of the Profit Participation Incentive Plan. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
For the first nine months of 2020, corporate, eliminations and other includes $15.0 million in income from earnest money that was received from Ryman in May 2020 upon their termination of the agreements to acquire Block 21.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.7 million in third-quarter 2020 and $14.8 million for the first nine months of 2020, compared with $5.2 million in third-quarter 2019 and $14.9 million for the first nine months of 2019. Interest costs in the 2020 periods were lower, compared to the 2019 periods, primarily reflecting a decrease in average interest rates.

Capitalized interest totaled $1.1 million in third-quarter 2020 and $3.6 million for the first nine months of 2020, compared with $2.0 million in third-quarter 2019 and $6.2 million for the first nine months of 2019, and is primarily related to development activities at Barton Creek. The 2019 periods also included capitalized interest related to development activities at Kingwood Place and The Saint Mary.
Other Income, Net. Other income, net of $111 thousand for the first nine months of 2020 decreased, compared with $329 thousand for the first nine months of 2019, as a result of receiving proceeds in first-quarter 2019 related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total MUD reimbursements received in first-quarter 2019, we recorded $0.3 million as interest income in other income, net in the consolidated statements of comprehensive loss.
(Provision for) Benefit from Income Taxes. We recorded a (provision for) benefit from income taxes of $(7.5) million in third-quarter 2020 and $(6.2) million for the first nine months of 2020, compared with $0.4 million in third-quarter 2019 and $0.2 million for the first nine months of 2019. The third quarter and first nine months of 2020 included a $9.6 million non-cash tax charge to record a valuation allowance on our deferred tax assets. Refer to Note 8 for further discussion of income taxes.
Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $0.2 million in third-quarter 2020 and $1.6 million for the first nine months of 2020 for projects that began operations in late 2019, primarily The Saint Mary. Of the total share of losses for the first nine months of 2020, $573 thousand relates to losses incurred prior to 2020.
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

Comparison of Cash Flows for the Nine Months Ended September 30, 2020 and 2019
Operating Activities. Cash provided by (used in) operating activities totaled $0.5 million for the first nine months of 2020, compared with $(4.0) million for the first nine months of 2019. Expenditures for purchases and development of real estate properties totaled $11.6 million for the first nine months of 2020, primarily related to development of our Barton Creek properties and the purchase of an office building in Austin, and $8.9 million for the first nine months of 2019, primarily related to development of our Barton Creek properties. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other for the first nine months of 2020 is primarily related to the timing of property tax payments as well as contractor retention payments associated with the completion of The Saint Mary and Kingwood Place.
During the first nine months of 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million increased net income before taxes for the period and $0.9 million reduced purchases and development of real estate properties).

Investing Activities. Cash used in investing activities totaled $6.4 million for the first nine months of 2020 and $53.8 million for the first nine months of 2019. Capital expenditures totaled $5.3 million for the first nine months of 2020, primarily related to development of the Kingwood Place and Lantana Place projects, and $51.2 million for the first nine months of 2019, primarily related to development of the Kingwood Place and The Saint Mary projects. Capital expenditures were lower in the first nine months of 2020, compared to the first nine months of 2019, primarily as a result of the completion of The Saint Mary and Kingwood Place in late 2019.
During the first nine months of 2019, we recorded a purchase of noncontrolling interest totaling $4.6 million as a result of our acquisition of HEB's interests in the New Caney partnership in which we and HEB collectively purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas.
We also made payments totaling $1.1 million for the first nine months of 2020 and $1.2 million for the first nine months of 2019 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.

Financing Activities. Cash provided by financing activities totaled $0.4 million for the first nine months of 2020 and $68.6 million for the first nine months of 2019. During the first nine months of 2020, net repayments on the Comerica Bank credit facility totaled $7.2 million, reflecting the use of $13.8 million of the $15.0 million earnest money to pay down the revolving credit facility, compared to net borrowings of $1.1 million for the first nine months of 2019. Net borrowings from project and term loans totaled $8.1 million for the first nine months of 2020, primarily from the Paycheck Protection Program loan (refer to Note 1 for further information) and for the Kingwood and The Saint Mary projects, partially offset by repayment of the Amarra Villas credit facility, compared with net borrowings of $69.2 million for the first nine months of 2019, primarily related to the Santal refinancing and The Saint Mary, Kingwood Place, Jones Crossing and New Caney projects. See “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at September 30, 2020.
Credit Facility, Other Financing Arrangements and Liquidity Outlook
At September 30, 2020, the total principal amount of our outstanding debt was $371.1 million, compared with $369.2 million at December 31, 2019. We had borrowings of $35.3 million under the $60.0 million Comerica Bank revolving credit facility, $24.5 million of which was available at September 30, 2020, net of a $150 thousand letter of credit committed against the credit facility.
On June 12, 2020, we amended our credit facility agreement with Comerica Bank to extend the maturity date from September 27, 2020, to September 27, 2022. Refer to Note 6 in our 2019 Form 10-K for further discussion of our outstanding debt. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of September 30, 2020.

The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The Saint Mary construction loan and the New Caney land loan include a requirement that we maintain liquid assets, as defined in each agreement, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Jones Crossing construction loan, The Saint Mary construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a promissory note debt-to-gross asset value, as defined in the agreement, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, and the Lantana Place construction loan each include a financial covenant to maintain a debt service coverage ratio as defined in each agreement. In addition, our loan agreements with Comerica Bank require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or dividend payments. As of September 30, 2020, we were in compliance with all of our financial covenants except for the debt service coverage ratio covenant under the Block 21 loan as discussed below.

We proactively engaged and will continue to proactively engage with our project lenders in connection with formulating rent deferral arrangements for tenants at our projects as a result of the pandemic. Each of our projects is expected to generate sufficient revenue to pay debt service. During second-quarter 2020, we entered into amendments to the Lantana Place and West Killeen Market construction loans in which we were granted waivers of the debt service coverage ratio covenants for the quarters needed such that we believe we will be able to remain in compliance if rent payments do not further deteriorate materially as currently anticipated. Effective November 2, 2020, the West Killeen Market construction loan was modified to replace the financial covenant that we maintain a minimum total stockholders’ equity balance of $110 million with a financial covenant that we maintain a minimum net asset value, as defined in the agreement, of $125 million.

The Block 21 loan agreement secured by the Block 21 assets contains financial covenant requirements that we maintain (i) a net worth in excess of $125 million, (ii) liquid assets of not less than $10 million and (iii) a trailing-12-month debt service coverage ratio, tested quarterly, each as defined in the agreement. If any of these financial covenants are not met, a “Trigger Period”, which is not a default, results. As a result of the pandemic, we did not meet the debt service coverage ratio test on the June 30, 2020, and September 30, 2020, test dates, resulting in a Trigger Period. During a Trigger Period, any cash generated from Block 21's hotel, entertainment and office and retail space in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we currently expect the Trigger Period to continue through at least 2021.

The Block 21 loan agreement requires us to contribute cash to our Block 21 subsidiary if funds from Block 21’s operations are insufficient to fund all payments and reserves as required under our loan agreement. Additionally, under our hotel operating agreement, the hotel operator may request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. We have been required to contribute such funds during 2020, and our projections reflect that we will be required to do so in early 2021.

As of September 30, 2020, we had $5.8 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by late 2021, (2) that current conditions in our leasing operations will not further deteriorate materially, (3) that we continue to close on routine asset sales, and (4) that we sell or refinance The Saint Mary on terms consistent with our expectations. No assurances can be given that the results anticipated by our projections will occur. See Note 6 and “Risk Factors” included in Part II, Item 1A. herein and “Risk Factors” included in Part I, Item 1A. of our 2019 Form 10-K, for further discussion.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2020 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Block 21 loan	$601	$2,470	$2,613	$2,765	$2,904	$128,967	$140,320
The Santal loan[a]	—	—	75,000	—	—	—	75,000
Comerica Bank credit facility	—	—	35,307	—	—	—	35,307
New Caney land loan[b]	—	5,000	—	—	—	—	5,000
PPP loan	—	—	3,987	—	—	—	3,987
Construction loans:
Kingwood Place[a]	—	—	31,415	—	—	—	31,415
The Saint Mary[c]	—	25,395	—	—	—	—	25,395
Lantana Place	42	497	513	23,194	—	—	24,246
Jones Crossing	—	283	396	21,841	—	—	22,520
West Killeen Market	37	149	7,040	—	—	—	7,226
Amarra Villas credit facility	—	—	702	—	—	—	702
Total	$680	$33,794	$156,973	$47,800	$2,904	$128,967	$371,118
a.We have the option to extend the maturity date for two additional 12-month periods, subject to certain conditions.
b.We expect to exercise our option to extend the loan for an additional 12 months, which requires a principal payment of approximately $500 thousand.
c.We expect to refinance or sell The Saint Mary prior to the June 19, 2021, maturity date of the loan.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, potential future rent deferrals or other concessions to our tenants, our ability to collect rents timely, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, our ability to open and hold events at our venues, future cash flows and liquidity, our ability to comply with or obtain waivers of financial and other covenants in debt agreements, our intention to engage in an in-depth exploration of conversion to a REIT, potential benefits of conversion to a REIT, our potential attractiveness as a REIT to REIT investors and analysts, potential steps necessary prior to conversion to a REIT, the potential timing of any REIT conversion, our expectations about the Austin and Texas real estate markets, potential changes in governance practices and Board composition, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, tax rates, the impact of interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the COVID-19 pandemic and its economic effects, including the impact of the actions taken by governmental authorities to contain the virus or address the impact of the virus on the economy, fear of the further spread or further accelerated spread of COVID-19, the duration and scope of the COVID-19 pandemic and impact thereof including the pace of recovery, the effects of the COVID-19 pandemic on us and the hospitality and entertainment industries generally, including the demand for travel, hotel rooms, group gathering and events at our venues, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to ramp up operations at Block 21, collect anticipated rental payments, close routine asset sales and sell or refinance The Saint Mary on terms consistent with our expectations, the availability and terms of financing for development projects and other corporate purposes, implementation, operational, financing and tax complexities to be evaluated and addressed before we decide whether to pursue a REIT conversion, our ability to qualify as a REIT, which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, our ability to complete the steps that must be taken in order to convert to a REIT and the timing thereof, the potential costs of converting to and operating as a REIT, whether our Board will determine that conversion to a REIT is in the best interests of our shareholders, whether shareholders will approve changes to our organizational documents consistent with a public REIT structure, our ability to enter into and maintain joint ventures, partnerships, strategic relationships or other arrangements, our ability to effect our business strategy successfully, including our ability to develop, construct and sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, our ability to open and hold events at our venues, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2019 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. herein.

We can provide no assurance as to when, if at all, we will convert to a REIT. We can give no assurance that our Board will approve a conversion to a REIT, even if there are no impediments to such conversion. Our exploration of a potential REIT conversion may divert management's attention from traditional business concerns. If we determine to convert to a REIT, we cannot give assurance that we will qualify or remain qualified as a REIT. If we elect to convert to a REIT, we can provide no assurance that our Board will declare, or that we will be able to make, future distributions to shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our 2019 Form 10-K with the additional risk factors set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2019 Form 10-K.

The COVID-19 pandemic has had a significant adverse impact on our business, financial condition, results of operation and liquidity and could continue to last with unknown severity and for an unknown period of time.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. The COVID-19 pandemic is complex and rapidly evolving, with federal, state and local governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on activities in order to combat its spread. These restrictions have included stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. State and local governments have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. Recently, there have been reports of increasing numbers of new COVID-19 cases throughout the United States, and in particular, Texas, resulting in some governments extending or re-imposing restrictions. In August, the city of Austin extended its Stay Home, Mask and Otherwise Be Safe Order through December 15, 2020.

The pandemic has caused a sharp global slowdown of economic activity resulting in a recession, a steep increase in unemployment in the U.S. and significant volatility and disruption of financial markets. The pandemic had a significant adverse impact on our company during the first nine months of 2020 and is expected to continue to adversely impact our company beyond third-quarter 2020. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty. The COVID-19 pandemic has subjected our business, financial condition, results of operations, and liquidity to a number of risks, including, but not limited to, those discussed below:

• Risks Related to our Liquidity. Although we project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by late 2021, (2) that current conditions in our leasing operations will not further deteriorate materially, (3) that we continue to close on routine asset sales, and (4) that we sell or refinance The Saint Mary on terms consistent with our expectations. No assurances can be given that the results anticipated by our projections will occur. If we later determine that we will likely not be able to meet our debt service and other cash obligations, or will likely not be able to meet covenants under our debt agreements, we may seek further amendments to, waivers of provisions of, or restructuring of our debt agreements, seek to sell assets, seek to reduce operating expenses, and/or seek to raise additional capital, any or all of which actions may not be successful. If we cannot meet our debt service obligations, or otherwise default under a debt agreement, our lenders may declare all amounts outstanding under the loans due and payable, seek to foreclose on the collateral securing the loans and/or seek to force us into involuntary bankruptcy proceedings. Refer to Note 6 for further discussion.

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

• Risks Related to our Real Estate and Development Operations. The pandemic has negatively affected our real estate and development operations, as discussed throughout this report. We may be unable to sell or refinance assets in the current economic environment at a price that we find acceptable or at all. While we continue to advance our land planning, engineering and permitting activities, we cannot predict when we will be able to recommence the active pursuit of our development projects. Also, the economic downturn caused by the pandemic could diminish the demand for and value of our properties for an indeterminate period. The pandemic has also constrained the availability of capital to companies in the real estate industry, and we can provide no assurances that, once we resume our development plans, we will be able to access the required capital at a reasonable cost. Prolonged inability to pursue our development plans will have a negative effect on our business and future profits.

Stratus’ potential conversion from a C-Corporation to a REIT is subject to various risks and uncertainties.

As previously announced, our Board has approved an in-depth exploration of a conversion from a C-Corporation to a real estate investment trust (REIT). We can provide no assurance as to when, if at all, we will convert to a REIT. There are several implementation, operational, financing and tax complexities to be addressed before we decide whether to pursue a REIT conversion. Our ability to qualify as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, and Stratus may not qualify as a REIT. Further, if we determine to convert to a REIT, we cannot give any assurance that we will remain qualified as a REIT. We may not be able to complete all of the necessary steps that must be taken in order to convert to a REIT, in the anticipated timeframe, or at all. There could be significant costs related to converting to and operating a REIT. Even if, after an in-depth exploration, it is determined that there are no impediments to a REIT conversion, we cannot provide any assurance that our Board will approve a REIT conversion. Even if our Board approves a conversion from a C-Corporation to a REIT, our shareholders may not approve changes to Stratus’ organizational documents consistent with a public REIT structure. Additionally, the REIT conversion would require consent from our major lenders and amendments to our major loan agreements, among other third-party consents. We cannot provide any assurance that we will receive the necessary consents to move forward with the REIT conversion. If we elect to convert to a REIT, we can provide no assurance that our Board will declare, or that we will be able to make, future distributions to shareholders. Further, if we convert from a C-Corporation to a REIT, we cannot provide any assurance that the anticipated benefits will be realized by us or our shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended September 30, 2020.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated December 9, 2019 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.3	Membership Interest Purchase Agreement, dated December 9, 2019 between Stratus Block 21, Investments, L.P. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.4	Termination Letter dated May 21, 2020 with respect to Block 21 purchase agreements.		8-K	001-37716	5/22/2020

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	000-19989	8/26/2010

3.2	Certificate of Designation of the Series D Participating Cumulative Preferred Stock of the Company, dated September 22, 2020		8-A	001-37716	9/22/2020

3.3	Certificate of Elimination of the Series C Participating Cumulative Preferred Stock of the Company, dated September 22, 2020		8-K	001-37716	9/22/2020

3.4	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

4.3	Stockholder Rights Agreement, dated as of September 22, 2020, by and between the Company and Computershare Inc., as rights agent (which includes the Form of Rights Certificate as Exhibit C thereto).		8-A	001-37716	9/22/2020

10.1	Construction Loan Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.2	Promissory Note by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.3	Loan Modification Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated January 30, 2019.	X

10.4	Second Loan Modification Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated January 23, 2020.	X

10.5	Termination Letter dated September 18, 2020.		8-K	001-37716	9/21/2020

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: November 9, 2020
S-1