Form 10-K
period 2020-12-31
STRATUS PROPERTIES INC
filed 2021-03-15
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-37716
Stratus Properties Inc.
(Exact name of registrant as specified in its charter)

Delaware	72-1211572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Lavaca St., Suite 300
Austin	Texas	78701
(Address of principal executive offices)		(Zip Code)
(512) 478-5788
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	STRS	The NASDAQ Stock Market
Series D Participating Cumulative Preferred Stock Purchase Rights	STRS	The NASDAQ Stock Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $102.4 million on June 30, 2020.
Common stock issued and outstanding was 8,221,014 shares on February 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Items 1. and 2.  Business and Properties

Except as otherwise described herein or where the context otherwise requires, all references to “Stratus,” “we,” “us” and “our” in this Form 10-K refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. All of our periodic reports filed with or furnished to the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are available, free of charge, through our website, "stratusproperties.com," or by submitting a written request via mail to Stratus Investor Relations, 212 Lavaca St., Suite 300, Austin, Texas, 78701. These reports and amendments are available through our website or by request as soon as reasonably practicable after we electronically file or furnish such material to the SEC. Our website content is made available for informational purposes only and is not incorporated by reference into this Form 10-K.

References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8.), and references to “MD&A” refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk included herein (refer to Items 7. and 7A.).

Overview

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area and other select, fast-growing markets in Texas.

We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence already built on the lot. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family apartment complexes that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. Our hotel and entertainment operations are comprised of our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues, which are located in downtown Austin in our Block 21 property and are central to the city's world-renowned, vibrant music scene. Hotel revenue is primarily generated from W Austin Hotel room reservations and food and beverage sales. Entertainment revenue is generated from event ticket sales, private events, sponsorships, personal seat license and suite sales, and sales of concessions and merchandise. See “Business Strategy” in MD&A for further discussion. Our company was incorporated under the laws of the State of Delaware on March 11, 1992.

Overview of the Impacts of the COVID-19 Pandemic

The pandemic has had a significant adverse impact on our business, particularly in our hotel and entertainment segments. For an overview of the impacts of the pandemic on our business, see “Overview of the Impacts of the COVID-19 Pandemic” in MD&A.

Sale of The Saint Mary

On January 11, 2021, our subsidiary The Saint Mary, L.P. completed the sale of The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. We received $21.3 million from the subsidiary in connection with the sale and expect to recognize a pre-tax gain on the sale, net of noncontrolling interests, of approximately $14 million in the first quarter of 2021.

Exploration of REIT Conversion

On September 21, 2020, our Board of Directors (Board) announced its approval of the initiation of an in-depth exploration of a conversion from a C-Corporation to a real estate investment trust (REIT). We have engaged financial, tax, accounting and legal advisors, and the Board will closely monitor and evaluate the findings to ultimately determine if conversion to a REIT is in the best interest of our stockholders. If the Board determines to move forward, we expect the conversion would occur no earlier than 2022. At this time, we believe that the REIT conversion would require consent from our major lenders and amendments to our major debt agreements, among other third-party consents. If the Board ultimately determines that a REIT conversion is in stockholders’ best interests, the conversion will be submitted to a stockholder vote. See Item 1A. “Risk Factors” below.

Operations

Real Estate Operations. Our real estate operations segment is comprised of our operations with respect to our properties under various stages of development: developed for sale, under development and available for development. As part of our real estate operations, we acquire, entitle, develop and sell properties, focused on the Austin, Texas area and other select, fast-growing markets in Texas. We also develop properties that we hold for lease, which become part of our leasing operations. See Note 10 for a description of the properties included in our real estate operations segment. These properties are described in more detail below and in MD&A.

The acreage under development and undeveloped as of December 31, 2020, that comprise our real estate operations is presented in the following table. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. The undeveloped acreage shown in the table below is presented according to anticipated uses for multi-family units, single-family lots and commercial space based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage (i.e., development work is not currently in progress on such property) includes real estate that can be sold “as is.”

	Acreage Under Development	Undeveloped Acreage
	Single Family	Single Family	Multi- family	Commercial	Total	Total Acreage
Austin:
Barton Creek	13	512	266	394	1,172	1,185
Circle C	—	—	21	216	237	237
Lantana	—	—	8	29	37	37
Other	—	7	—	—	7	7
Lakeway	—	35	—	—	35	35
Magnolia Place	—	55	24	45	124	124
Jones Crossing	—	—	21	23	44	44
Kingwood Place	—	—	10	11	21	21
West Killeen Market	—	—	—	2	2	2
New Caney	—	—	10	28	38	38
Camino Real, San Antonio	—	—	—	2	2	2
Total	13	609	360	750	1,719	1,732
Revenue from our real estate operations segment accounted for 37 percent of our total revenue for 2020 and 15 percent for 2019.

The following table summarizes the estimated development potential of our undeveloped acreage as of December 31, 2020:

	Single Family	Multi-family	Commercial
	(lots)	(units)	(gross square feet)
Barton Creek[a]	189	1,594	1,648,891
Lakeway	100	—	—
Circle C	—	56	660,985
Lantana	—	320	160,000
Magnolia Place	194	495	18,410
New Caney	—	275	145,000
Kingwood Place	—	275	—
Jones Crossing	—	275	104,750
Other	1	6	7,285
Total	484	3,296	2,745,321
a.See “Properties – Barton Creek - Section KLO and Section N” below for further discussion of ongoing development planning that may result in increased densities for single-family and multi-family and commercial properties.

Leasing Operations. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed and the lease of residences in multi-family apartment complexes that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services. Our principal leasing operations at December 31, 2020, consisted of (1) a 44,493-square-foot retail complex at West Killeen Market, (2) a 154,117-square-foot retail property representing the first phase of Jones Crossing, (3) a 99,379-square-foot mixed-use development representing the first phase of Lantana Place, (4) a 151,855-square-foot mixed-use project at Kingwood Place, (5) The Santal multi-family project, a luxury garden-style apartment complex consisting of 448 units, (6) The Saint Mary multi-family project, a luxury garden-style apartment complex consisting of 240 units, which was sold in January 2021, and (7) 38,316 square feet of office space and 18,327 square feet of retail space at Block 21.

Revenue from our leasing operations segment accounted for 38 percent of our total revenue for 2020 and 20 percent for 2019. See the charts below for our leasing revenue by property and our developed square feet of retail space by geographic location as of December 31, 2020.

Our retail leasing properties had average rentals of $18.02 per square foot as of December 31, 2020, compared to $19.77 per square foot as of December 31, 2019. Our scheduled expirations of leased retail square footage as of December 31, 2020, as a percentage of total space leased is 2 percent in 2023, 5 percent in 2024, 1 percent in 2025, and 92 percent thereafter.

Hotel. The W Austin Hotel, which is part of the W Austin Hotel & Residences in our Block 21 property in downtown Austin, Texas, includes 251 luxury rooms and suites, restaurant and bars, a full service spa, fitness center, pool and outdoor terraces, and meeting and banquet spaces. Revenue from our hotel segment accounted for 16 percent of our total revenue for 2020 and 38 percent for 2019.

Entertainment. The entertainment space at Block 21 is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and includes a 2,750-seat live music and entertainment venue and production studio. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, a television program showcasing popular music legends. The ACL Live entertainment space is promoted through the broadcast of Austin City Limits by KLRU, a local public television station. In 2018, ACL Live extended its agreement with KLRU and Austin City Limits for an additional ten years. Entertainment revenue also includes revenues associated with events hosted at the 3TEN ACL Live venue in Block 21, which is designed to be more intimate than ACL Live. Revenue from our entertainment segment accounted for 9 percent of our total revenue for 2020 and 27 percent for 2019.

For further information about our operating segments see “Results of Operations” in MD&A. See Note 10 for a summary of our revenues, operating income and total assets by operating segment.

Properties

Our properties are primarily located in the Austin, Texas area, but include properties in other select markets in Texas. Substantially all of our properties are encumbered pursuant to the terms of our debt agreements. See Note 6 for further discussion. Our Austin-area properties include the following:

Barton Creek
Our Amarra Drive and The Santal properties are located in the Barton Creek community, which is a 4,000-acre upscale community located southwest of downtown Austin. In March 2021, we commenced site clearing on The Saint June, and we are advancing road and utility infrastructure for residential Section KLO and commercial and multi-family Section N.

Amarra Drive. Amarra Drive is a subdivision featuring lots ranging from one to over five acres. In 2008, we completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold seven lots in 2020 and two lots in 2019. As of December 31, 2020, all developed Amarra Drive Phase II lots had been sold.

In 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. We sold 12 lots and 2 homes built on Amarra Drive Phase III lots in 2020 and 14 lots in 2019. As of December 31, 2020, five developed Phase III lots remained unsold and as of March 9, 2021, one had been sold and the last four were under contract.

The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development for which we completed site work in 2015. The homes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. Construction of the first seven homes was completed during 2017 and 2018. We sold the last two completed homes in 2019. We began construction of the next two Amarra Villas homes in first-quarter 2020. As of March 9, 2021, one was under contract, and a contract had been signed to sell one home on which we expect to begin construction in mid-2021. As of March 9, 2021, a total of 11 units (1 of which is under construction and 10 on which construction has not started) remain available of the initial 20-unit development.

The Santal. The Santal is a garden-style luxury apartment complex located in Section N. As of December 31, 2020, The Santal multi-family project, consisting of 448 units, was fully leased.

The Saint June. In March 2021, we commenced site clearing on The Saint June, a 182-unit multi-family project within the Amarra subdivision. We expect to begin project construction in the second quarter of 2021, subject to completion of financing.

Section KLO and Section N. We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of traditional single family lots and residential condominium lots, which is expected to increase our density from 154 to 450 home sites. The engineering for roads and utilities for the initial phase of Section KLO has been completed, and we anticipate securing final permits during the second quarter of 2021. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity, resulting in a significant potential increase in development density, as compared to our prior plans. These potential development projects require extensive additional permitting and will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

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

We are developing the Circle C community based on the entitlements secured in the Circle C settlement. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2020, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units.

The Saint Mary. The Saint Mary is a 240-unit luxury garden-style apartment project located in the Circle C community. Construction was completed in late 2019 and as of December 31, 2020, approximately 85 percent of the units were leased. Our subsidiary, The Saint Mary L.P., completed the sale of The Saint Mary in January 2021. See MD&A and Notes 2 and 4 for further discussion.

Lantana
Lantana is a community south of Barton Creek in Austin. As of December 31, 2020, we had remaining entitlements for 160,000 square feet of commercial use and 320 multi-family units on 37 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

Lantana Place. Lantana Place is a partially developed, mixed-use real-estate development project. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. We previously entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, and construction of that hotel is expected to be completed in May 2021. As of December 31, 2020, we had signed leases for approximately 85 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, which opened in May 2018.

Block 21
Block 21 is our wholly owned mixed-use real estate development and entertainment business in downtown Austin, Texas. We completed the development of Block 21 in 2010. Block 21 contains the 251-room W Austin Hotel and 159 residential condominium units, which together constitute the W Austin Hotel & Residences. The W Austin Hotel includes restaurant and bars, a full service spa, fitness center, pool and outdoor terraces, and meeting and banquet spaces. We sold most of the residential condominium units by the end of 2013, and completed the sale of the last unit in February 2021. The hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. Block 21 also contains ACL Live. In addition, we opened the 3TEN ACL Live venue in Block 21 in 2016, which has a capacity of approximately 350 people. Block 21 also contains 38,316 square feet of Class A leasable office space of which approximately 60 percent was leased as of December 31, 2020, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space, substantially all of which was leased as of December 31, 2020, including 4,500 square feet of space occupied by 3TEN ACL Live.

Lakeway
We own approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area, which is zoned for single-family use. We are working with the city of Lakeway to adjust the density of our entitlements. See Note 9 for discussion of our sale of The Oaks at Lakeway in 2017.

Our other Texas properties include:

Magnolia Place
In 2014, we acquired 124 acres in the greater Houston area to develop the Magnolia Place project, which is currently planned for 18,410 square feet of retail space; 9 pad sites; and 194 single-family lots and 495 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot H-E-B, L.P. (HEB) grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB. We expect to commence construction on Magnolia Place in mid-2021, subject to financing and market conditions. Refer to MD&A for further discussion.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an HEB shadow-anchored retail project with 44,493 square feet of commercial space and 3 pad sites adjacent to a 90,000 square-foot HEB grocery store. Construction at West Killeen Market was completed and the HEB grocery store opened in 2017. As of December 31, 2020, leases for approximately 70 percent of the space at West Killeen Market had been executed, all current tenants have opened for business and leasing activities for the vacant retail space and two vacant pad sites are ongoing. One vacant pad site was sold for $0.7 million in October 2020.

Jones Crossing
In 2017, we acquired a 72-acre tract of land in College Station, Texas, for Jones Crossing, an HEB-anchored, mixed-use project. Construction of the first phase of the retail component of the Jones Crossing project was completed in 2018, consisting of 154,117 square feet. The HEB grocery store opened in September 2018, and, as of December 31, 2020, we had signed leases for 95 percent of the completed retail space, including the HEB grocery store. As of December 31, 2020, we had approximately 23 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and 5 vacant pad sites. We have a 99-year ground lease with the property owner. We continue to evaluate options for the multi-family component of this project.

Kingwood Place
In 2018, we purchased a 54-acre tract of land in Kingwood, Texas (in the greater Houston area) to be developed as Kingwood Place, an HEB-anchored, mixed-use development project. The Kingwood Place project is expected to total approximately 152,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, with 49,000 square feet of retail space, 5 pad sites and a 10-acre parcel planned for approximately 275 multi-family units. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the HEB grocery store opened in November 2019. An 8,000-square-foot retail building was completed in June 2020 on one pad site. We have signed ground leases on two other pad sites, and two pad sites remain available for lease. As of December 31, 2020, we had signed leases for approximately 85 percent of the completed retail space, including the HEB grocery store.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with HEB, in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet (inclusive of the HEB grocery store), 5 pad sites and a 10-acre multi-family parcel planned for approximately 275 multi-family units. We finalized the lease for the HEB grocery store in March 2019, and upon execution of this lease, we acquired HEB’s interests in the partnership for approximately $5 million. We currently plan to commence construction of the New Caney project no earlier than 2022.

Competition

We operate in highly competitive industries, namely the real estate development and leasing industries and hotel and entertainment industries. In the real estate development industry, we compete with numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing and potential buyers with developers that may possess greater financial, marketing or other resources than we have. Our prospective customers generally have a variety of choices of new and existing residences and sites when considering a purchase. We attempt to differentiate our properties primarily on the basis of design, quality, uniqueness, amenities, location and our developer reputation.

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

Employees

At December 31, 2020, we had a total of 73 employees, 50 of which were full-time employees, located at our Austin, Texas headquarters. Of the 73 employees, 43 employees, including 20 full-time employees, were employed by our Block 21 subsidiary. We believe we have a good relationship with our employees, none of whom are represented by a union. Beginning in 2019, we contracted with a third party to provide the majority of the part-time staffing at our entertainment venues. Since 1996, certain services necessary for our business and operations, including certain administrative, financial reporting and other services, have been performed by FM Services Company (FM Services) pursuant to a services agreement. FM Services is a wholly owned subsidiary of Freeport-McMoRan Inc. Either party may terminate the services agreement at any time upon 60 days' notice or earlier upon mutual written agreement.

Sustainability

We are committed to protecting the environment and developing sustainable properties. We emphasize sustainable design, construction, and operations as essential goals in developing and operating our properties. Our projects begin with a careful site assessment, taking into account unique and environmentally sensitive site features, including vegetation, slopes, soil profiles, and water resources. Our sites are then engineered to protect our environment and promote their natural attributes. Our buildings and homes are designed to take full advantage of each site’s attributes, to incorporate energy efficient mechanical systems, and to create healthy and resilient living spaces. Construction of site infrastructure, buildings, and homes is managed to make appropriate use of properly-sourced materials and to utilize construction techniques that minimize impact on our natural environment and promote long-term sustainability. As a U.S. Green Building Council (USGBC) member, we work along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible properties for a more sustainable life. For more than fifteen years, we have partnered with leaders in sustainable development, engineering, and design, including, among others, USGBC and The Center for Maximum Potential Building Systems. We have built a range of projects recognized as being on the leading edge of sustainable practices, including Block 21, the first mixed-use high rise tower in Austin to receive the USGBC LEED (Leadership in Energy & Environmental Design) Silver certification (highlighted in our Block 21 Sustainability Case Study on our website), and many of our residential communities, including The Saint Mary which was approved for the Austin Green Building Program, and retail developments. We believe that our markets recognize our environmental stewardship and will continue to reward thoughtful sustainable development.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of U.S. federal securities laws. Forward-looking statements are all statements other than statements of historical facts. For additional information, see “Cautionary Statement” in Items 7. And 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

We undertake no obligation to update any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements are described below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risks discussed below are not the only risks we face. Other risks or uncertainties not presently known to us, or that we currently believe are immaterial, may materially affect our business if they occur. Moreover, new risks emerge from time to time. Further, our business may also be affected by additional factors that generally apply to all companies operating in the U.S. and globally, which have not been included.

Risks Relating to the COVID-19 Pandemic

The COVID-19 pandemic has had a significant adverse impact on our business, which is likely to continue with unknown severity and for an unknown period of time.

The COVID-19 pandemic has had a significant adverse impact on our business, financial condition, results of operations, liquidity and stock price. The COVID-19 pandemic is complex and continuously evolving, with federal, state and local governments, and other organizations imposing or recommending, and businesses and individuals implementing, a variety of restrictions on activities in order to combat its spread. These restrictions have included stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses, closures of work facilities, schools, public buildings and businesses, cancellation of events, quarantines and social distancing measures. State and local governments have implemented phased reopening processes, often with reduced capacity and social distancing restrictions. During 2020, there were declines followed by resurgences of COVID-19 cases throughout the U.S., and cases generally rose during the fourth quarter. Authorities have reacted to these resurgences by deferring the phasing out of restrictions and, in some instances, re-imposing restrictions. In December 2020, the first COVID-19 vaccines were approved for use in the U.S., and the early stages of distribution of the vaccine are in process as of the date of this report. Recently, variants of the virus that causes COVID-19 have been identified in the U.S. and elsewhere, and information about them is rapidly emerging, including how easily they might spread, whether they could cause more severe illness, and whether currently authorized vaccines will protect against them. Even if there is ultimately widespread distribution and acceptance of these vaccines, their long-term efficacy is unknown.

The pandemic has caused a sharp global slowdown of economic activity resulting in a recession in the U.S., a steep increase in unemployment in the U.S. and significant volatility and disruption of financial markets. The pandemic had a significant adverse impact on our company during 2020, particularly in our hotel and entertainment businesses, and is expected to continue to adversely impact our company in 2021. Because the pandemic is unprecedented in recent history, we cannot predict its future impact on our company with any certainty. In addition to the pandemic-related risks discussed below, we face the risk of potential cases of infection and transmission at our operations despite our safety measures efforts, which may lead to exposure to assertions of liability.

• Risks Related to our Liquidity. Although we project that we will be able to meet our debt service and other cash obligations for at least the next 12 months, our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially, and (3) that we close on projected asset sales in our real estate operations segment. No assurances can be given that the results anticipated by our projections will occur. If we later determine that we will likely not be able to meet our debt service and other cash obligations, or will likely not be able to meet covenants under our debt agreements, we may seek further amendments to, waivers of provisions of, or restructuring of our debt agreements, seek to sell assets, seek to reduce operating expenses, and/or seek to raise additional capital, any or all of which actions may not be successful. If we cannot meet our debt service obligations, or otherwise default under a debt agreement, our lenders may declare all amounts outstanding under the loans due and payable, seek to foreclose on the collateral securing the loans and/or seek to force us into involuntary bankruptcy proceedings.

• Risks Related to our Hotel Operations. The pandemic has had a significant adverse impact on the hospitality industry, as it has resulted in dramatically curtailed business and leisure travel and caused cancellations of events or rescheduling of events. Accordingly, the pandemic has resulted in a significant decrease in revenue from our hotel rooms, conference facilities and hotel amenities. The pandemic is expected to continue to negatively affect our hotel business, and the extent to which such adverse impacts continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel demand may remain weak for a significant length of time and attractions and events that previously brought visitors to the city of Austin may not proceed or may proceed with limited capacity. We cannot predict if or when our hotel will return to pre-pandemic demand or pricing.

• Risks Related to our Entertainment Operations. The pandemic has had a significant adverse impact on the entertainment industry and our entertainment operations. The extent to which such adverse impacts continue depends on numerous evolving factors that we cannot predict, including if or when our entertainment operations will return to pre-pandemic demand or pricing.

• Risks Related to our Leasing Operations. The COVID-19 pandemic is negatively affecting our retail and, to a lesser extent, our multi-family leasing operations. As a result of the pandemic and the related economic downturn, our retail tenants have requested, and may continue to request, additional rent deferrals, rent abatement, lease renegotiations or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy, which could further reduce our cash flows. Our multi-family tenants may request future rent deferrals. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. Further, our ability to renew leases or re-lease vacant spaces on favorable terms, or at all, is constrained in the current environment, which may worsen.

• Risks Related to our Real Estate and Development Operations. The pandemic may negatively affect our real estate and development operations. We may be unable to sell or refinance assets in the current economic environment at a price that we find acceptable or at all. Also, the economic downturn caused by the pandemic could diminish the demand for and value of our properties for an indeterminate period. The pandemic has also constrained the availability of capital to companies in the real estate industry, and we can provide no assurances that we will be able to access capital at a reasonable cost.

Risks Relating to our Business, Industries and Indebtedness

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction. Our business strategy requires us to rely on cash flow from operations and our debt agreements as our primary sources of funding. We have also, from time to time, relied on project-level equity financing of our subsidiaries. As of December 31, 2020, our outstanding debt totaled $351.1 million and our cash and cash equivalents totaled $12.4 million. Our level of indebtedness could have significant adverse consequences. For example, it could:

•Increase our vulnerability to adverse changes in economic and industry conditions;

•Require us to dedicate a substantial portion of our cash flow from operations and proceeds from asset sales to pay or provide for our indebtedness, thus reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

•Limit our flexibility to plan for, or react to, changes in our business and the markets in which we operate;

•Force us to dispose of one or more of our properties, possibly on unfavorable terms or restrict us from making strategic acquisitions;

•Place us at a competitive disadvantage to our competitors that have less debt;

•Limit our ability to obtain future financing to fund our working capital, our development activities, capital expenditures, debt service requirements and other financing needs; and/or

•Limit our ability to refinance our indebtedness at maturity or cause the refinancing terms to be less favorable than the terms of our original indebtedness.

Our ability to make scheduled debt service payments or to refinance our indebtedness depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control, including risks related to the COVID-19 pandemic. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could allow our lenders to declare all amounts outstanding under the loans due and payable, seek to foreclose on the collateral securing the loans and/or seek to force us into involuntary bankruptcy proceedings. In addition, any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs. There can be no assurance that we will generate cash flow from operations in an amount sufficient to enable us to service our debt, make necessary capital expenditures, or to fund our other liquidity needs.

Our current financing arrangements contain, and our future financing arrangements likely will contain, financial and restrictive covenants and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt.

The terms of the agreements governing our indebtedness include restrictive covenants, including covenants that require that certain financial ratios be maintained. Stratus' and its subsidiaries' debt arrangements contain significant limitations that may restrict Stratus' and its subsidiaries' ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of our assets; and engage in mergers, consolidations or other business combinations. See Note 6 for additional discussion of restrictive covenants in our debt agreements.

Failure to comply with any of the restrictive covenants in our loan documents could result in a default that may, if not cured or waived, accelerate the payment under our debt obligations which would likely have a material adverse effect on our liquidity, financial condition and results of operations. We may not be able to obtain waivers or modifications of covenants from our lenders and lenders may require fees or higher interest rates to grant any such requests. Certain of our debt arrangements have cross-default or cross-acceleration provisions, which could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. We cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. Our ability to comply with our covenants will depend upon our future economic performance. These covenants may adversely affect our ability to finance our future operations, satisfy our capital needs or engage in other business activities that may be desirable or advantageous to us.

In order to maintain compliance with the covenants in our debt agreements and carry out our business plan, we may need to raise additional debt or equity capital, including project-level equity financing of our subsidiaries. Such additional funding may not be available on acceptable terms, if at all, when needed. If new debt is added to our current debt levels, the risks described above could intensify.

The success of our business is significantly related to general economic conditions and, accordingly, our business could be harmed by any slowdown or deterioration in the economy.

Periods of economic uncertainty, weakness or recession; significantly rising interest rates; declining employment levels; declining demand for real estate; declining real estate values; epidemic or pandemic illnesses or fear of the potential spread of illnesses such as COVID-19; or the public perception that any of these events or conditions may occur or be present, may negatively affect our business. These economic conditions can result in a general decline in real estate acquisition, disposition and leasing activity, a general decline in the value of real estate and in rents and increases in tenant defaults on rental payments, which in turn reduce revenue derived from property sales and leases. Other factors that could influence demand in our industries include labor costs, access to credit on reasonable terms, geopolitical issues and other macroeconomic factors. Periods of economic weakness or uncertainty also typically have an adverse impact on our hotel and entertainment operations, revenues and profits. During an economic downturn, investment capital is usually constrained, and it may take longer for us to dispose of or lease our real estate. As a result, the value of our real estate may be reduced, increasing the risk for asset impairments, and we could realize losses or diminished profitability.

Increases in interest rates would increase our interest costs and the potential replacement of LIBOR may adversely affect our interest costs.

Our consolidated debt at December 31, 2020, was $351.1 million, the majority of which was variable-rate debt. An increase in interest rates would increase our interest costs and increase the costs of refinancing existing debt and incurring new debt, which would adversely affect our profits and cash flow.

The London Inter-bank Offering Rate, or LIBOR, is widely used as a reference for setting the interest rate on variable-rate loans globally. We have used LIBOR as a reference rate in our debt agreements such that the interest due to our creditors pursuant to these loans is calculated using LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021, for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. If LIBOR rates cease to be available, our debt with interest rates that are indexed to LIBOR will be determined using various alternative methods to the extent provided for in our agreements, which could result in increases in interest rates on such debt. Further, before LIBOR ceases to exist, we may need to renegotiate our debt agreements and the loans that utilize LIBOR to replace LIBOR with another standard. While the full consequences of these developments cannot be predicted, they could result in higher interest costs.

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area.

Our real estate operations are primarily located in the Austin, Texas area. While our real estate operations have expanded to include select markets in Texas outside of the Austin area, the geographic concentration of the majority of our operations and of the properties we may have under development at any given time means that our business is more vulnerable to local economic, regulatory, adverse weather and other conditions than the businesses of larger, more diversified companies. The performance of the Austin area's economy and our other select markets in Texas greatly affects our revenue and the values of our properties. We cannot assure you that these markets will continue to grow or that underlying real estate fundamentals will continue to be favorable in these markets. See “Overview - Real Estate Market Conditions” in Part II, Items 7. and 7A. for more information.

Adverse weather conditions or natural disasters, public health crises, public safety issues, political instability, and other potentially catastrophic events in our Texas markets could adversely affect our business.

Adverse weather conditions, including natural disasters, public health crises, public safety issues, political instability, and other potentially catastrophic events in our Texas markets may adversely affect our business, financial condition and results of operations. These events may delay development activities, interrupt our leasing, hotel and entertainment operations, or damage property resulting in substantial repair or replacement costs to the extent not covered by insurance. Any of these factors could cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations.

During February 2021, a severe winter storm caused extensive and sustained power outages, disruptions in the water supply, burst water pipes and other property damage throughout Texas. Record-breaking freezing temperatures in Austin left much of the city without power, which for some, lasted nearly a week. Further, the city of Austin experienced widespread water outages. Although the storm did not cause material damage to our properties, we cannot predict the extent to which the incident will impact our business prospects or the value of our properties over the longer term.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our properties, including business interruption, property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. We use our discretion when determining amounts, coverage limits and deductibles, for insurance, based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. In addition, we may become liable for injuries and accidents at our properties that are underinsured. A significant uninsured loss could materially and adversely affect our business, liquidity, financial condition and results of operations.

The loss of certain key senior management personnel could negatively affect our business.

We depend on the experience and knowledge of our executive officers and other key personnel who guide our strategic direction and execute our business strategy, have extensive market knowledge and relationships and exercise substantial influence over our operations. Among the reasons that these individuals are important to our success is that each has a regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, community stakeholders and industry personnel. The loss of any of our key senior management personnel could negatively affect our business. Our success may also be dependent in part on our ability to continue to employ and retain other skilled personnel.

Our business may be adversely affected by information technology disruptions and cybersecurity breaches.

Many of our business processes depend on technology systems to conduct day-to-day operations and lower costs, and therefore, we are vulnerable to the increasing threat of information technology disruptions and cybersecurity breaches. These risks include, but are not limited to, installation of malicious software, phishing, credential attacks, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, employee theft or misuse and the corruption of data. Our systems are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins, and similar events. A significant theft, loss, loss of access to, or fraudulent use of guest, employee, or company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines, and litigation.

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

We have acquired in the past, and we may acquire in the future, properties that are outside of the Austin, Texas area, which is our primary market. Our historical experience in existing markets does not ensure that we will be able to operate successfully in new markets. Entering into new markets exposes us to a variety of risks, including difficulty evaluating local market conditions and local economies, developing new business relationships in the area, competing with other companies that already have an established presence in the area, hiring and retaining personnel, evaluating quality tenants in the area, and a lack of familiarity with local governmental and permitting procedures. Furthermore, expansion into new markets may divert management's time and other resources away from our current primary market. As a result, we may not be successful in expanding into new markets, which could adversely impact our results of operations and limit our growth.

Part of our business strategy depends on maintaining strong relationships with key tenants and our inability to do so could adversely affect our business.

We have formed strategic relationships with key tenants as part of our overall strategy for particular development projects and may enter into other similar arrangements in the future. For example, our West Killeen Market, Jones Crossing, Kingwood Place, Magnolia Place and New Caney mixed-use development projects are each anchored by an HEB grocery store. Any deterioration in our relationship with HEB or our inability to form and retain strategic relationships with key tenants or enter into other similar arrangements in the future could adversely affect our business.

Risks Relating to Real Estate Operations

There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

We currently have several development projects at various levels of activity. The development of the projects in our development pipeline is subject to numerous risks, many of which are outside of our control. We can provide no assurances that we will complete any of the projects in our development pipeline on the anticipated schedule or within the budget, or that, once completed, these properties will achieve the results that we expect. If the development of these projects is not completed in accordance with our anticipated timing or cost, or the properties fail to achieve the financial results we expect, it could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to repay our debt, including project-related debt.

The real estate business is highly competitive and many of our competitors are larger and financially stronger than we are, have more resources than we do, or have lower cost structures than we do.

Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire and develop properties throughout the U.S. Competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the purchase prices for such properties. In addition, a downturn in the real estate industry could significantly increase competition among developers. An oversupply of real estate properties available for sale or lease may adversely affect our results of operations. Our business, financial condition and results of operations may be negatively affected by any of these factors.

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

Revenue from our real estate operations segment accounted for 37 percent of our total revenue for the fiscal year ended December 31, 2020. The U.S. real estate industry is highly cyclical and is affected by changes in global, national and local economic conditions and events such as general employment and income levels, availability of financing, interest rates, consumer confidence and spending, and overbuilding of or decrease in demand for residential and commercial real estate. Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions (both where our properties are located and in areas where our potential customers reside), substantial existing and potential competition, national, regional and local economic, political and social conditions, natural disasters, acts of war or terrorism, fluctuations in interest rates and mortgage availability, over-building in our markets, a decline in brick-and-mortar retail industry, changes in traffic patterns, changes in demographic conditions, changes in tenant preferences and changes in government regulations and requirements, including tax law changes. Any of the foregoing factors could result in lower than expected sales, which could have a material adverse effect on our profits and the timing and amounts of our cash flows.

Real estate investments often cannot easily be converted into cash, and it is difficult to predict the level of future sales or sales prices that will be realized for individual assets. We cannot predict whether we will be able to sell any property for the price or on the terms that would be acceptable to us. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income or increase our net loss. See "Critical Accounting Policies" in Part II, Items 7. and 7A. for more information.

Our operations are subject to an intensive regulatory approval process and opposition from environmental and special interest groups, either or both of which could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use entitlements and issues, and subdivision, site planning and environmental issues under applicable regulations. Obtaining all of the necessary permits and entitlements to develop a parcel of land is often difficult, costly and may take several years, or more, to complete. In some situations, we may be unable to obtain the necessary permits and/or entitlements to proceed with a real estate development or may be required to alter our plans for the development. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area. Any of these may limit, delay or increase the costs of acquisition of land and development of our properties. Because government agencies and special interest groups have, in the past, expressed concerns about certain of our development plans, and in the future may express similar concerns, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive. In addition, any failure to comply with these laws or regulations could result in capital or operating expenditures or significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell, and thereby, our financial condition, results of operations and cash flows.

Our operations are subject to environmental regulation, which can change at any time and could increase our costs.

Real estate development is subject to state and federal environmental regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality and protection of endangered species and their habitats. In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. Certain of our developments include habitats of endangered species. We have obtained the necessary permits from the U.S. Fish and Wildlife Service to allow the development of our properties. However, future endangered species listings or habitat designations could impact development of our properties.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating through, whether generated from our property or other property, including costs to investigate and clean up such contamination and liability for harm to natural resources. The costs of removal or remediation, and the impact on the development potential and development timeline could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos and other airborne contaminants. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations.

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

Risks Relating to Leasing Operations

Unfavorable changes in market and economic conditions could negatively affect occupancy or rental rates, which could negatively affect our results of operations and ability to service our debt.

Revenue from our leasing operations segment accounted for 38 percent of our total revenue for the fiscal year ended December 31, 2020. In 2020, our leasing operations primarily involved the lease of retail space at retail and mixed-use properties that we developed to tenants in a variety of businesses, and the lease of residences in multi-family apartment complexes that we developed.

The average occupancy rates and rents at properties we develop and lease, particularly those that are newly constructed or have not stabilized, may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions, the development by competitors of competing retail or housing alternatives, or our inability to achieve stabilization of a property on schedule, any of which may result in increased construction and financing costs and a decrease in expected rental revenues.

A decline in real estate market and economic conditions could adversely affect occupancy or rental rates, which could adversely affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our markets include the following:

•Local conditions in the market, such as an oversupply of, or decrease in demand for, retail space or residential rental properties, or increased competition from other available retail buildings or apartment complexes;

•The inability or unwillingness of tenants to pay their current rent or rent increases; and

•Declines in market rental rates.

Our rental revenues may be lower as a result of lower average occupancy rates, increased turnover, reduced rental rates, increased concessions and potential increases in uncollectible rent. In addition, we continue to incur expenses such as maintenance costs, insurance costs and property taxes, whether or not a property is occupied. Further, we may experience increases in our operating expenses, some or all of which may be out of our control. We cannot predict with certainty whether any of these conditions will occur or whether, and to what extent, they will have an adverse effect on our operations.

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our retail and mixed use projects.

We face competition in attracting tenants to choose our retail and mixed-use projects over those of other developers and owners of similar properties. Once entered into, our retail leases typically range from five to ten years or longer. Further, we may be unable to renew existing leases as they come due. Adverse market or economic conditions that negatively impact our tenants’ businesses could adversely impact their ability to meet their obligations under the leases or to renew the leases. These tenants face continual competition in attracting customers, often including from on-line competitors. Further, if we are unable to adapt to new technologies and relationships on a timely basis, our financial performance may be adversely impacted.

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our apartment properties.

We also face competition in attracting tenants to our apartment complexes, including from other apartment properties as well as from condominiums and single-family homes available for rent or purchase. Once entered into, our apartment leases are typically for a term of 12 months. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Further, we may be unable to renew existing leases as they come due. Adverse economic conditions that negatively impact our tenants' employment could adversely impact our tenants' ability to pay rent and/or cause tenants and potential tenants to prefer housing alternatives with lower rents. In addition, economic developments that favor home ownership over renting, such as low or declining interest rates, favorable or improving mortgage terms or a strong or strengthening job market, could also have an adverse impact on our apartment properties.

Risks Relating to our W Austin Hotel

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

•Decreases in the demand for hotel rooms and related lodging services in general, including a reduction in travel as a result of the spread of illnesses, pandemics or epidemics, alternatives to in-person meetings (including virtual meetings), increases in energy costs and other expenses affecting travel, decreased airline capacities and routes and the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;

•Over-building of hotels;

•Seasonal and cyclical volatility;

•Increases in fixed costs, including increases in commercial property taxes;

•Decreased corporate, governmental or convention travel-related spending;

•The quality of the services provided by the hotel and investments in the maintenance and improvement of the hotel;

•The costs and administrative burdens associated with complying with applicable laws and regulations, including employment, health, safety and environmental laws;

•Information technology disruptions and cybersecurity breaches, including theft or fraudulent use of guest, employee, or company data and disruption of reservation systems; and

•Increases in operating costs including, but not limited to, energy, water, labor (including the effect of labor shortages, unionization and minimum wage increases), food, workers’ compensation and health-care, insurance and unanticipated costs related to force majeure events and their consequences.

Any of these factors could reduce our revenues, increase our costs or otherwise adversely affect our operations.

Risks Relating to our Entertainment Businesses

Our entertainment businesses face intense competition in the live music industry, and they may not be able to maintain or increase their revenue or profits.

Our entertainment businesses compete in a highly competitive industry and may not be able to maintain or increase their revenue as a result of such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending, and our venues compete with other venues to book artists. Our entertainment businesses’ competitors compete for key personnel who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those our entertainment businesses provide or that achieve greater market acceptance and brand recognition than our entertainment businesses achieve.

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

•Occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents such as active shooter incidents, public health concerns such as contagious disease outbreaks such as COVID-19, weather conditions, natural disasters or similar events that may require us to cancel or reschedule an event; and

•Occurrence of personal injuries or accidents in connection with our live music events.

Risks Relating to Ownership of Shares of Our Common Stock

Our common stock is thinly traded; therefore, our stock price may fluctuate more than the stock market as a whole and it may be difficult to sell large numbers of our shares at prevailing trading prices.

As a result of the thin trading market for shares of our common stock, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float, shares of our common stock will be less liquid than the shares of common stock of companies with broader public ownership, and as a result, it may be difficult for investors to sell the number of shares they desire at an acceptable price. Trading of a relatively small volume of shares of our common stock may have a greater effect on the trading price than would be the case if our public float were larger.

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

•Limit who may call special stockholder meetings and prevent stockholder action by written consent; and

•Require a supermajority stockholder vote for certain transactions with a 20 percent stockholder, subject to certain exceptions, and for certain amendments to our charter.

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

In order to ensure our stockholders have the benefit of our exploration of a potential conversion to a real estate investment trust (REIT), our Board adopted a limited duration stockholder rights agreement (Rights Agreement), which may discourage a takeover attempt not approved by our Board.

On September 22, 2020, our Board adopted the Rights Agreement and declared a dividend of one right (Right) for each outstanding share of our common stock, par value $0.01 per share (common stock), to stockholders of record at the close of business on October 2, 2020. In general terms, and subject to certain exceptions, the Rights Agreement limits a person’s or group’s ability to own 9.8 percent or more of the common stock without Board approval, as this may adversely impact our potential status as a REIT. The Rights Agreement could make it more difficult for a third party to acquire us or a large block of our shares of common stock. The Rights expire on the earliest to occur of certain events, including on December 31, 2021, unless stockholder approval of the Rights Agreement has been obtained on or prior to such time.

We may not pay dividends on our common stock or repurchase shares of our common stock.

Holders of our common stock are entitled to receive dividends only when and if they are declared by our Board. Further, our Comerica Bank credit facility prohibits us from paying a dividend on our common stock without the bank’s prior written consent. Although we declared a special cash dividend on our common stock in March 2017 after receiving written consent from Comerica Bank, we may not pay special cash dividends in the future. Comerica Bank’s consent to the payment of a dividend in March 2017 is not indicative of the bank’s willingness to consent to the payment of future dividends. Additionally, our Comerica Bank loan agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. The declaration of future dividends and share repurchases, which is subject to our Board's discretion and the restrictions under our Comerica Bank loan agreements, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

Stratus’ potential conversion from a C-Corporation to a REIT is subject to various risks and uncertainties.

Our Board has approved an in-depth exploration of a conversion from a C-Corporation to a REIT. We can provide no assurance as to when, if at all, we will convert to a REIT. There are several implementation, operational, financing and tax complexities to be addressed before we decide whether to pursue a REIT conversion. Our ability to qualify as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, and Stratus may not qualify as a REIT. Further, if we determine to convert to a REIT, we cannot give any assurance that we will remain qualified as a REIT. We may not be able to complete all of the necessary steps that must be taken in order to convert to a REIT, in the anticipated timeframe, or at all. There could be significant costs related to converting to and operating a REIT. Even if, after an in-depth exploration, it is determined that there are no impediments to a REIT conversion, we cannot provide any assurance that our Board will approve a REIT conversion. Even if our Board approves a conversion from a C-Corporation to a REIT, our stockholders may not approve changes to Stratus’ organizational documents consistent with a public REIT structure. Additionally, the REIT conversion would require consent from our major lenders and amendments to our major debt agreements, among other third-party consents. We cannot provide any assurance that we will receive the necessary consents to move forward with the REIT conversion. If we convert from a C-Corporation to a REIT, we cannot provide any assurance that the anticipated benefits will be realized by us or our stockholders.

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

Information About Our Executive Officers

Certain information as of February 26, 2021, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	56	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	59	Senior Vice President and Chief Financial Officer

Mr. Armstrong has been employed by us since our inception in 1992. Mr. Armstrong has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998. Mr. Armstrong previously served as President, Chief Operating Officer and Chief Financial Officer from 1996 to 1998. Mr. Armstrong also serves as Director of Moody National REIT II, Inc., a publicly traded real estate investment trust, since September 2017. Mr. Armstrong previously served as Director of Moody National REIT I, Inc., a publicly traded real estate investment trust, from September 2008 until September 2017. Mr. Armstrong has been elected secretary-treasurer of Green Business Certification Inc., an organization that drives implementation of the LEED green building program.

Ms. Pickens has served as our Senior Vice President since May 2009 and as our Chief Financial Officer since June 2009. Ms. Pickens previously served as Executive Vice President and Chief Financial Officer of Tarragon Corporation from November 1998 until April 2009, and as Vice President and Chief Accounting Officer from September 1996 until November 1998 and Accounting Manager from June 1995 until August 1996 for Tarragon and its predecessors. Ms. Pickens is a licensed Certified Public Accountant. Ms. Pickens is an active member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of February 26, 2021, there were 282 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of our Board of Directors (the Board); however, our ability to pay dividends is restricted by the terms of our Comerica Bank credit facility, which prohibits us from paying a dividend on our common stock without Comerica Bank’s prior written consent. The declaration of future dividends, which is subject to our Board’s discretion and the restrictions under our Comerica Bank credit facility, will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Additionally, our Comerica Bank loan agreements contain a restrictive covenant limiting common stock repurchases to $1.0 million in the aggregate during the term of the agreements. Any repurchases of our common stock in excess of $1.0 million would require a waiver from Comerica Bank. See Part I, Item 1A. "Risk Factors" for further discussion.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the Board-approved open market share purchase program during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2020	—	$—	—	991,695
November 1 to 30, 2020	—	—	—	991,695
December 1 to 31, 2020	—	—	—	991,695
Total	—	$—	—	991,695
a.In November 2013, the Board approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.
As stated above, our Comerica Bank loan agreements require lender approval of any common stock repurchases in excess of $1.0 million.

Item 6. Selected Financial Data

Not applicable.

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us,” “our” and “Stratus” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and the related discussion of “Business and Properties” and “Risk Factors” included elsewhere in this Form 10-K. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part I, Item 1A. "Risk Factors" herein). In particular, the impacts of the COVID-19 pandemic continue to affect our operations. As a result, our performance during 2020, as well as future periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance. We expect continued uncertainty in our business and the global economy as a result of the duration and intensity of the COVID-19 pandemic and its related effects. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements located in Part II, Item 8. “Financial Statements and Supplementary Data.”

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. See "Operations" in Part I, Items 1. and 2. "Business and Properties," and Note 10 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Our portfolio includes approximately 1,700 acres of undeveloped acreage and acreage under development for commercial and multi-family and single-family residential projects, as well as several completed commercial and residential projects. Our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues are located in downtown Austin and are central to the city's world-renowned, vibrant music scene.

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. Our full cycle development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties, in order to benefit from the increased value of the property, from lower interest rates or for other reasons.

We believe that Austin and other select, fast-growing markets in Texas continue to be attractive locations. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain or change entitlements. Our Austin properties, which are located in desirable areas with significant regulatory constraints, are entitled and have utility capacity for full buildout. As a result, we believe that through strategic planning, development and marketing, we can maximize and fully realize their value.

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

During 2020, the COVID-19 pandemic caused substantial disruption in international and U.S. economies and markets. As discussed in detail below, the COVID-19 pandemic has had, and continues to have, a significant impact on our business, especially our hotel and entertainment segments. We acted quickly early in the COVID-19 pandemic to manage what was within our control under these extraordinary circumstances. We proactively managed our retail and multi-family tenants and associated banking relationships, continued to lease up properties, completed residential property sales, continued to advance land planning, engineering and permitting activities on several development projects, including The Saint June, actively explored refinancing and sale alternatives for certain properties and began analyzing a potential conversion to a real estate investment trust (REIT).

Despite the challenges presented by the COVID-19 pandemic, during 2020, we were able to achieve the following:
1.Executed an agreement to sell The Saint Mary for $60.0 million. The transaction closed January 11, 2021, generating approximately $34 million of net proceeds, of which we received $21.3 million.
2.Increased leasing operations revenue for 2020 by 24 percent to $24.1 million, compared with 2019.
3.Sold 19 lots and 2 completed homes at Amarra Drive in Barton Creek for an aggregate of $21.8 million and a pad site at West Killeen Market for $0.7 million, resulting in real estate operations revenues for 2020 increasing by 64 percent to $22.6 million, compared with 2019.
4.Collected $15.0 million of forfeited earnest money after the buyer terminated the agreements to purchase Block 21 for $275.0 million in May 2020.

In September 2020, our Board of Directors (Board) announced its approval of the initiation of an in-depth exploration of a conversion from a C-Corporation to a REIT. We have engaged financial, tax, accounting and legal advisors, and the Board will closely monitor and evaluate the findings to ultimately determine if conversion to a REIT is in the best interest of our stockholders. If the Board determines to move forward, we expect the conversion would occur no earlier than 2022. We believe that the REIT conversion would require consent from our major lenders and amendments to our major debt agreements, among other third-party consents. We also expect to seek stockholder approval to implement provisions in our organizational documents consistent with a public REIT structure, if the Board ultimately determines that a REIT conversion is in stockholders’ best interests.

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC
Since January 2020, the COVID-19 outbreak has caused substantial disruption in international and U.S. economies and markets, intensifying in the latter part of the first quarter of 2020 and continuing through and subsequent to 2020. The impacts of the pandemic are expected to continue during 2021. On March 11, 2020, the World Health Organization designated the COVID-19 outbreak a pandemic. The pandemic has resulted in government restrictions of various degrees effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. The pandemic and responses to it have also caused a steep increase in unemployment in the U.S. As a result, the pandemic is having, and we believe will continue to have, a significant adverse impact on our business and operations, particularly on the hotel and entertainment segments, as discussed further below.

The pandemic remains complex and rapidly-evolving. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. While we are considering ways to ramp up our hotel and entertainment operations, we plan to increase capacity gradually and safely and in compliance with all applicable regulations. The pandemic is expected to continue to adversely impact us in 2021. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on our company with any certainty.

Termination of Sale of Block 21
As previously disclosed, our transaction to sell Block 21, which contains the W Austin Hotel and the ACL Live and 3TEN ACL Live entertainment venues, to Ryman Hospitality Properties, Inc. (Ryman) for $275.0 million was terminated by Ryman in May 2020. As a result of Ryman’s termination of the transaction, Ryman forfeited to us its $15.0 million of earnest money. We used $13.8 million of the earnest money to pay down our Comerica Bank credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. We recorded the $15.0 million as operating income during 2020.

Impacts on our Business
The COVID-19 pandemic adversely impacted our hotel and entertainment segments in 2020. Revenue in our hotel segment declined to $10.0 million in 2020 from $35.5 million in 2019. While our hotel has remained open throughout the pandemic, average occupancy during 2020 was 23 percent, compared to 73 percent in 2019. Revenue from our entertainment segment declined to $5.2 million in 2020 from $25.0 million in 2019. The number of events hosted at ACL Live declined to 82 in 2020 from 264 in 2019, and the number of events hosted at 3TEN ACL Live declined to 102 in 2020 from 201 in 2019.

Despite the pandemic, we experienced increases in revenues in our real estate operations and leasing operations segments. We believe our sales of residential real estate and leasing of our multi-family properties were positively impacted by home-centric trends resulting from the pandemic and from the increased attractiveness of Austin, Texas as a desirable place to live. Our leasing operations revenues were positively impacted by the continued lease-up of recently completed projects. However, our retail and multi-family base rent collections were five percent less than scheduled base rents during the period from April through December 2020, primarily due to rent deferrals we agreed to with certain retail tenants. The impacts of the COVID-19 pandemic on each of our segments are described below in more detail in “Results of Operations.”

Losses resulting from the pandemic contributed to us recording a $10.7 million non-cash tax charge in 2020 to record a valuation allowance on our deferred tax assets. Refer to Note 7 for further discussion.

Despite the COVID-19 pandemic, we continued to advance our land planning, engineering and permitting activities. We implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting employees, tenants, guests, customers and suppliers.

At this time, we are focusing on taking action to maintain liquidity and control costs; closing on asset sales in our real estate operations segment; closely monitoring our income-producing properties and continuing to lease up certain properties; regularly communicating with our lenders and investor groups; advancing our land planning, engineering and permitting activities; and evaluating refinance opportunities for our larger, stabilized assets to take advantage of historic low interest rates.

Impacts on our Liquidity and Capital Resources
On June 12, 2020, we extended the maturity date of our $60.0 million revolving credit facility to September 27, 2022. As of December 31, 2020, we had $16.5 million available under the credit facility, with a $150 thousand letter of credit committed against the credit facility.

During 2020, we proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants. We were granted waivers of and amendments to certain financial covenants in three of our project loans. With respect to our Block 21 loan, as a result of the COVID-19 pandemic, Stratus Block 21, LLC, our wholly owned subsidiary that owns Block 21 (the Block 21 subsidiary) did not meet the debt service coverage ratio test on the June 30, 2020, September 30, 2020, and December 31, 2020, test dates, resulting in a "Trigger Period," which is not a default but restricts our ability to receive cash distributions from the project. Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $9.6 million during 2020, and based on current projections, we expect to make additional contributions of approximately $18 million through early 2022.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially, and (3) that we close on projected asset sales in our real estate operations segment. No assurances can be given that the results anticipated by our projections will occur. See Note 6, “Capital Resources and Liquidity” below, and “Risk Factors” included in Part II, Item 1A. further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

GENERAL

We develop property for sale or to lease as part of our leasing operations. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. We may sell properties under development, undeveloped properties or leased properties, if opportunities arise that we believe will maximize overall asset values as part of our business strategy.

Our acreage under development and undeveloped as of December 31, 2020, is presented under “Operations - Real Estate Operations” in Items 1. and 2. "Business and Properties" herein.

Our single-family residential holdings at December 31, 2020, are principally in southwest Austin, Texas, and include developed lots, homes under development in Amarra Drive in Barton Creek and a condominium unit at the W Austin Residences in downtown Austin (which was sold in February 2021). Our multi-family and commercial holdings at December 31, 2020, consist of The Santal, Lantana Place, Jones Crossing, West Killeen Market, Kingwood Place, New Caney, and The Saint Mary (which was subsequently sold in January 2021). See “Development Activities - Residential” and “Development Activities - Commercial” below for further discussion.

Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family apartment complexes that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services.

In addition to our real estate and leasing operations, we own Block 21 in downtown Austin, Texas, which includes the W Austin Hotel and the ACL Live and 3TEN ACL entertainment venues, in addition to office and retail space.

Our revenues totaled $61.0 million for 2020, compared with $92.2 million for 2019. The decrease in revenues in 2020, compared with 2019, primarily reflects the decrease in revenue from our hotel and entertainment segments caused by the COVID-19 pandemic, partially offset by an increase in revenue from real estate and leasing operations.

Our net loss attributable to common stockholders totaled $22.8 million, or $2.78 per share, for 2020, compared to $2.5 million, $0.30 per share, for 2019. Our higher net loss for 2020, compared to 2019, is primarily the result of (i) operating losses from our hotel and entertainment segments in 2020, primarily as a result of the COVID-19 pandemic, (ii) a non-cash tax charge of $10.7 million in 2020 to record a valuation allowance on our deferred tax assets, (iii) higher interest expense related to lower capitalized interest as projects under development are completed, and (iv) municipal utility district (MUD) reimbursements and a gain on sale of assets being recognized in 2019 (refer to "Real Estate Operations" and "Leasing Operations," respectively, below), partially offset by $15.0 million in income from earnest money received as a result of the termination of the Block 21 transaction.

At December 31, 2020, we had total debt of $351.1 million (see “Debt Maturities and Other Contractual Obligations” below for further discussion), excluding debt related to The Saint Mary, which is reported as liabilities held for sale, and consolidated cash of $12.4 million. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. For discussion of operating cash flows and debt transactions see “Capital Resources and Liquidity” below.

Real Estate Market Conditions. Because of the concentration of our assets primarily in the Austin, Texas area, and in other select, fast-growing markets in Texas, market conditions in these regions significantly affect our business, including development costs, interest rates, the availability of credit to finance real estate transactions, demand for residential and commercial real estate, and regulatory factors including our use and development entitlements. These market conditions historically have moved in periodic cycles, and can be volatile. Real estate development in southwest Austin, where most of our real estate under development and undeveloped real estate is located, has historically been constrained as a result of various restrictions imposed by the city of Austin. Additionally, several special interest groups have traditionally opposed development in southwest Austin.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The Austin-Round Rock-area population increased by 33 percent from 2009 through 2019, largely because of growing interest in Austin’s local job market. Median family income levels in the Austin-Round Rock area increased by 35 percent during the same period. The expanding economy resulted in rising demand for residential housing, commercial office space and retail services. From 2009 through 2019, sales tax receipts in the city of Austin rose by 78 percent, an indication of the increase in business activity during the period.

The following chart compares Austin-Round Rock’s five-county median family income and metro area population for 1999, 2009 and the most current information available for 2019 (actual) and 2020 (estimate), based on United States (U.S.) Census Bureau data and Austin-Round Rock’s data.

Austin - Round Rock
Median Family Income ($ thousands)
Metro Area Population (in millions)
90
80
70
60
50
40
30
20
10
0
2.4
2.2
2.0
1.8
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
1999
2009
2019 2020
Income
Population

Based on the city of Austin's fiscal year of October 1 through September 30, the chart below compares the city of Austin's sales tax revenues for 1999, 2009 and 2019 (the latest period for which data is available).

City of Austin
Sales Tax Revenues
($ millions)
300
250
200
150
100
50
0
1999
2009
2019

Source: Comprehensive Annual Financial Report for the City of Austin, Texas

Vacancy rates in the city of Austin, Texas as of December 31, 2020 and 2019, are noted below.

	Vacancy Rates
Building Type	2020		2019
Office Buildings (Class A)	16.7%	[a]	10.5%	[a]
Multi-Family Buildings	5.7%	[b]	5.5%	[b]
Retail Buildings	5.0%	[b]	4.1%	[b]
a.CB Richard Ellis: Austin MarketView
b.Marcus & Millichap Research Services, CoStar Group, Inc.
CRITICAL ACCOUNTING ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the U.S. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions and/or conditions. The areas requiring the use of management’s estimates are discussed in Note 1 under the heading “Use of Estimates.” Critical accounting estimates are those estimates made in accordance with U.S. generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our critical accounting estimates are discussed below.

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

In developing estimated future cash flows for impairment testing for our real estate assets, we have incorporated our own market assumptions including those regarding real estate prices, sales pace, sales and marketing costs, and infrastructure costs. Our assumptions are based, in part, on general economic conditions, the current state of the real estate industry, expectations about the short- and long-term outlook for the real estate market, and competition from other developers or operators in the area in which we develop or operate our properties. These assumptions can significantly affect our estimates of future cash flows. For those properties held for sale and deemed to be impaired, we determine fair value based on appraised values, adjusted for estimated costs to sell, as we believe this is the value for which the property could be sold. We recorded no impairment losses during the two years ended December 31, 2020.

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

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. During 2020, we recorded a $10.7 million non-cash charge to record a valuation allowance on our deferred tax assets. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $44 thousand at December 31, 2020. See Note 7 for further discussion.

Income Taxes. In preparing our annual consolidated financial statements, we estimate the actual amount of income taxes currently payable or receivable as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted. See Note 7 for further discussion.

Profit Recognition on Sales of Real Estate. Revenue or gains on sales of real estate are recognized when control of the asset has been transferred to the buyer if collection of substantially all of the consideration to which we will be entitled is probable and we have satisfied all other performance obligations under the contract. Consideration is allocated among multiple performance obligations or distinct nonfinancial assets to be transferred to the buyer based on relative fair value, which requires significant management judgment. Consideration is reasonably determined and deemed likely of collection when we have signed sales agreements and have determined that the buyer has demonstrated a commitment to pay.

Profit Participation Incentive Plan. In July 2018, the Compensation Committee of our Board adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Compensation Committee as approved projects under the Plan. Under the Plan, 25 percent of the profit for each approved project following a capital transaction (each as defined in the Plan) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. We estimate the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and our equity and preferred return including costs to complete for projects under development, all of which involve significant judgment and estimates. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. During 2020, we accrued $1.3 million to project development costs ($0.7 million in 2019) and $2.4 million in general and administrative expense ($1.0 million in 2019) related to the Plan. The accrued liability for the Plan totaled $6.2 million at December 31, 2020 (included in other liabilities). See Notes 1 and 8 for further discussion.

DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2020, the number of our residential developed lots/units, lots/units under development and lot/units for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase III lots	5	—	—	5
Amarra Villas	—	13	—	13
The Saint June	—	—	182	182
Other homes	—	—	20	20
Section N multi-family:
The Santal	448	—	—	448
Other Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	156	156
Circle C multi-family:
The Saint Mary[b]	240	—	—	240
Tract 102	—	—	56	56
Lakeway	—	—	100	100
Lantana	—	—	320	320
Jones Crossing	—	—	275	275
Kingwood Place	—	—	275	275
Magnolia Place	—	—	689	689
New Caney	—	—	275	275
Other	—	—	7	7
W Austin Residences[c]	1	—	—	1
Total Residential Lots/Units	694	13	3,767	4,474
a.Our development of the properties identified under the heading “Potential Development” is dependent upon the approval of our development plans and permits by governmental agencies, including the city of Austin and other cities in our Texas markets. Those governmental agencies may not approve one or more development plans and permit applications related to such properties or may require us to modify our development plans. Accordingly, our development strategy with respect to those properties may change in the future. While we may be proceeding with approved infrastructure projects or planning activities for some of these properties, they are not considered to be “under development” for disclosure in this table until construction activities have begun, infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.
b.We sold The Saint Mary in January 2021. See Notes 2 and 4 for further discussion.
c.We sold the final condominium unit at the W Austin Residences in February 2021.
Barton Creek
Amarra Drive. In 2008, we completed the development of Amarra Drive Phase II, which consists of 35 lots on 51 acres. We sold seven lots for $4.4 million in 2020, three of which were included in the contract discussed below, and two lots for $1.2 million in 2019. As of December 31, 2020, all developed Amarra Drive Phase II lots had been sold.

In 2015, we completed the development of Amarra Drive Phase III, which consists of 64 lots on 166 acres. We sold 12 lots in 2020 for $10.2 million, 4 of which were included in the contract discussed below, and 2 homes built on Phase III lots for $7.2 million. We sold 14 lots in 2019 for $8.9 million, 8 of which were included in the contract discussed below. As of December 31, 2020, five developed Phase III lots remained unsold, two of which are included in the contract discussed below.

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

Subsequent to December 31, 2020, and through March 9, 2021, we sold one Amarra Drive Phase III lot and a multi-family tract of land in Amarra Drive for a total of $3.4 million. As of March 9, 2021, the last four unsold Amarra Drive Phase III lots were under contract, two of which are subject to the new homebuilder contract discussed above.

The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development for which we completed construction of the first seven homes during 2017 and 2018. We sold the last two completed homes for $3.5 million in 2019. We began construction on the next two Amarra Villas homes in the first quarter of 2020, which are expected to be completed in mid-2021. As of March 9, 2021, one was under contract, and a contract had been signed to sell one home on which we expect to begin construction in mid-2021. As of March 9, 2021, a total of 11 units (1 of which is under construction and 10 on which construction has not started) remain available of the initial 20-unit development.

The Santal. The Santal is a garden-style luxury apartment complex located in Section N, which is part of the Barton Creek community. We completed construction of the second phase of The Santal, located directly adjacent to the first phase, during first-quarter 2019. As of December 31, 2020, The Santal multi-family project, consisting of 448 units, was fully leased.

The Saint June. In March 2021, we commenced site clearing on The Saint June, a 182-unit multi-family project within the Amarra subdivision. We expect to begin project construction in the second quarter of 2021, subject to completion of financing.

Section KLO and Section N. We are advancing the planning and permitting process for development of future phases of Barton Creek, including residential Section KLO and commercial and multi-family Section N. We redesigned Section KLO using a combination of traditional single-family lots and residential condominium lots, which is expected to increase our density from 154 to 450 home sites. The city of Austin and Travis County approved initial subdivision permit applications for Section KLO in October 2019 and the engineering for roads and utilities for the initial phase of Section KLO has been completed, and we anticipate securing final permits during the second quarter of 2021. Using a conceptual approach similar to that used for Section KLO, we are also evaluating a redesign of Section N, our approximately 570 acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity, resulting in a significant potential increase in development density, as compared to our prior plans. These potential development projects require extensive additional permitting and will be dependent on market conditions. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Section KLO and Section N will require significant capital, which we may pursue through debt and/or equity financings, joint ventures, commercial, partner or other arrangements.

Circle C
We are developing our properties located in the Circle C community based on the entitlements secured in our Circle C settlement with the city of Austin. Our Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2020, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units. See Note 9 for a summary of incentives we received in connection with the Circle C settlement.

The Saint Mary. During 2019, we completed construction of The Saint Mary, a 240-unit luxury garden-style apartment project located in the Circle C community. As of December 31, 2020, approximately 85 percent of the units were leased. In January 2021, our subsidiary sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. We received $21.3 million from the subsidiary in connection with the sale and expect to recognize a pre-tax gain on the sale, net of noncontrolling interests, of approximately $14 million in the first quarter of 2021. See Notes 2 and 4 for further discussion.

W Austin Residences
As of December 31, 2020, one condominium unit remained unsold at the W Austin Residences, which was sold in February 2021 for $2.4 million.

Commercial.  As of December 31, 2020, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development of commercial property are shown below:

	Commercial Property
	Developed	Potential Development [a]	Total
Barton Creek:
Entry corner	—	5,000	5,000
Amarra retail/office	—	83,081	83,081
Section N	—	1,560,810	1,560,810
Circle C	—	660,985	660,985
Lantana:
Lantana Place	99,379	—	99,379
Tract G07	—	160,000	160,000
Block 21:
Office	38,316	—	38,316
Retail	18,327	—	18,327
Magnolia Place	—	18,410	18,410
West Killeen Market	44,493	—	44,493
Jones Crossing	154,117	104,750	258,867
Kingwood Place	151,855	—	151,855
New Caney	—	145,000	145,000
Office building in Austin	—	7,285	7,285
Total Square Feet	506,487	2,745,321	3,251,808
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

Lantana, including Lantana Place
Lantana is a community south of Barton Creek in Austin. As of December 31, 2020, we had remaining entitlements for approximately 160,000 square feet of commercial use and 320 multi-family units on 37 acres after we rezoned a portion of the Lantana property for the potential multi-family development. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

Lantana Place is a partially developed, mixed-use real-estate development project. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. We previously entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, and construction of that hotel is expected to be completed in May 2021. As of December 31, 2020, we had signed leases for approximately 85 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, which opened in May 2018.

Block 21
Block 21 contains 38,316 square feet of Class A leasable office space of which approximately 60 percent was leased as of December 31, 2020, including 9,000 square feet occupied by our corporate office, and 18,327 square feet of retail space, substantially all of which was leased as of December 31, 2020, including 4,500 square feet of space occupied by 3TEN ACL Live.

Magnolia Place
We are planning to proceed, subject to financing, with the first phase of development of Magnolia Place, a mixed-use project in Magnolia, Texas, currently planned for 18,410 square feet of commercial space; 9 pad sites; and 194 single-family lots and 495 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot HEB grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB. The first phase of development is expected to consist of approximately 18,410 square feet of commercial space, 4 pads for lease and 3 pads to be held for sale, and we are currently evaluating the initial phase of multi-family development. We are currently in the process of securing a construction loan to finance the first phase of development. We began site clearing, which will be followed by site work and joint use road and utility infrastructure that will support the entire project. We expect substantially all of the infrastructure costs to be eligible for future reimbursement by the Magnolia East MUD. Refer to Note 1 for further discussion of this MUD and our accounting policy for MUD reimbursements. We expect to commence construction on Magnolia Place in mid-2021, subject to financing and market conditions. The HEB grocery store is currently expected to open in mid-2022. We are evaluating a sale of the land for the single family residential component of Magnolia Place.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project with 44,493 square feet of commercial space and three pad sites. The project is shadow-anchored by an adjacent 90,000 square-foot HEB grocery store. Construction was completed and the HEB grocery store opened in 2017. As of December 31, 2020, we had executed leases for approximately 70 percent of the retail space at West Killeen Market and leasing activities for the vacant retail space and two vacant pad sites are ongoing. In October 2020, we sold a pad site at West Killeen Market for $0.7 million.

Jones Crossing
Construction of the first phase of the retail component of Jones Crossing, an HEB-anchored, mixed-use development in College Station, Texas, was completed in 2018, consisting of 154,117 square feet. As of December 31, 2020, we had signed leases for approximately 95 percent of the completed retail space, including the HEB grocery store. As of December 31, 2020, we had approximately 23 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and 5 vacant pad sites. We have a 99-year ground lease with the property owner. We continue to evaluate options for the multi-family component of this project.

Kingwood Place
In 2018, we purchased a 54-acre tract of land in Kingwood, Texas (in the greater Houston area) to be developed as Kingwood Place, an HEB-anchored mixed-use development project. The Kingwood project is expected to total approximately 152,000 square feet of retail lease space, anchored by a 103,000-square-foot HEB grocery store, with 49,000 square feet of retail space, 5 pad sites and a 10-acre parcel planned for approximately 275 multi-family units. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the HEB grocery store was completed and opened in November 2019. An 8,000-square-foot retail building was completed in July 2020 on a pad site. We have signed ground leases on two of the pad sites, and two pad sites remain available for lease. As of December 31, 2020, we had signed leases for approximately 85 percent of the retail space, including the HEB grocery store. See Note 2 for further discussion.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with HEB, for approximately $9.5 million in New Caney, Texas, for the future development of an HEB-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet (inclusive of the HEB grocery store), 5 pad sites, and a 10-acre multi-family parcel planned for approximately 275 multi-family units. We finalized the lease for the HEB grocery store in March 2019, and upon execution of this lease, we acquired HEB’s interests in the partnership for approximately $5 million. We currently plan to commence construction on the New Caney project no earlier than 2022.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures or other arrangements. As a result, and because of the COVID-19 pandemic and numerous other factors affecting our business activities as described herein, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs.

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2020		2019
Operating income (loss):
Real estate operations[a]	$3,869		$3,830	[b]
Leasing operations	3,348	[c]	9,577	[d]
Hotel	(9,232)	[e]	5,158
Entertainment	(3,507)		4,666
Corporate, eliminations and other[f]	(519)	[g]	(13,068)
Operating (loss) income	$(6,041)		$10,163
Interest expense, net	$(14,827)		$(12,483)
Net loss	$(24,475)	[h]	$(2,467)
Net loss attributable to common stockholders	$(22,790)		$(2,464)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes $3.4 million of MUD reimbursements, which were recorded as a reduction in real estate cost of sales.
c.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
d.Includes a pre-tax gain on the sale of assets totaling $5.7 million, primarily related to the sales of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.
e.Includes a $1.6 million charge related to the write-off of capitalized hotel remodel costs, partially offset by a $0.8 million credit related to recovery under a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.
f.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
g.Includes $15.0 million in income from earnest money received as a result of Ryman's termination of the agreements to sell Block 21.
h.Includes a $10.7 million non-cash tax charge to record a valuation allowance on our deferred tax assets.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (see Note 10). The following is a discussion of our operating results by segment.

Real Estate Operations
COVID-19 Pandemic Impact
Despite the COVID-19 pandemic, Real Estate Operations revenue for 2020 increased by 64 percent to $22.6 million, compared with 2019. We continued to advance our land planning, engineering and permitting activities. For further discussion, see Part I, Item 1A. "Risk Factors."

Financial Results
The following table summarizes our Real Estate Operations results for the years ended December 31 (in thousands):

	2020	2019
Revenues:
Developed property sales	$21,789	$13,549
Undeveloped property sales	700	—
Commissions and other	141	285
Total revenues	22,630	13,834
Cost of sales, including depreciation	18,761	10,004	[a]
Operating income	$3,869	$3,830
a.Includes $3.4 million credit related to MUD reimbursements.

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2020			2019
	Lots/Homes	Revenues	Average Cost per Lot/Home	Lots/Units	Revenues	Average Cost per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	7	$4,388	$200	2	$1,235	$229
Phase III lots	12	10,223	378	14	8,864	286
Homes built on Phase III lots	2	7,178	3,273	—	—	—
Amarra Villas homes	—	—	—	2	3,450	1,607
Total Residential	21	$21,789		18	$13,549

Undeveloped Property Sales. In 2020, we sold a vacant pad site at West Killeen Market for $0.7 million.

Real Estate Revenue. The increase in revenue from the Real Estate Operations segment in 2020, compared with 2019, primarily reflects the sales of two homes built on Amarra Drive Phase III lots and an increase in lot sales in 2020, including two premium Amarra Drive Phase III hilltop lots. At December 31, 2020, all developed Amarra Drive Phase II lots had been sold, we had five remaining developed lots for sale at Amarra Drive Phase III and two homes under construction at Amarra Villas. We believe our sales of residential real estate were positively impacted by home-centric trends resulting from the pandemic and from the increased attractiveness of Austin, Texas as a desirable place to live. See “Development Activities” for further discussion.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $18.8 million in 2020 and $10.0 million in 2019. The increase in cost of sales in 2020, compared with 2019, primarily reflects an increase in real estate sales of higher priced homes and lots, which typically have a higher average cost per home or lot, and an increase in the number of lots sold 2020. The increase also results from $3.4 million in MUD reimbursements received in 2019 recorded as a reduction in real estate cost of sales as the reimbursed property had previously been sold.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $5.6 million in 2020 and $5.7 million in 2019.

Leasing Operations
COVID-19 Pandemic Impact
Despite the pandemic, Leasing Operations revenue for 2020 increased by 24 percent to $24.1 million, compared with 2019, as we continued to lease up The Saint Mary, including through “virtual” leasing, Kingwood Place and The Santal. However, the pandemic is negatively affecting our leasing operations, primarily at our retail properties. Tenants at our retail locations are diverse and include grocery and liquor stores, which have remained open and have paid rent owed to-date, and restaurants, healthcare services, fitness centers, a movie theater and other retail products and services, many of which had closed or were operating at significantly reduced capacity beginning late in the first quarter of 2020. Beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of these tenants. The deferred rents are expected to be collected over either a 12-month or 24-month period, per agreements with each tenant, starting in January 2021. Rent deferrals with our retail tenants resulted in a reduction of scheduled base rent collections of 10 percent during the period from April through December 2020. As of December 31, 2020, all of our retail tenants who were open prior to the pandemic had reopened, although operating with capacity restrictions.

At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, which during the period from April through December 2020 resulted in a reduction of scheduled rent collections of one percent of contractual rents, with no material decline in occupancy. We will continue to consider rent deferral accommodations on a case-by-case basis. In the aggregate, our retail and multi-family base rent collections were five percent less than scheduled base rents during the period from April through December 2020.

We cannot assure you that our tenants will recommence rental payments in accordance with our agreements when the deferral period ends nor whether tenants will request additional accommodations or be willing or able to meet future lease obligations. For further discussion, see Part I, Item 1A. "Risk Factors."

Financial Results
The following table summarizes our Leasing Operations results for the years ended December 31 (in thousands):

	2020		2019
Rental revenue	$24,148		$19,473
Rental cost of sales, excluding depreciation	12,611	[a]	9,420
Depreciation	8,189		6,159
Gain on sales of assets	—		(5,683)
Operating income	$3,348		$9,577
a.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.

Rental Revenue. Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing, The Saint Mary, Kingwood Place, the office and retail space at Block 21, and West Killeen Market. The increase in rental revenue in 2020, compared with 2019, primarily reflects commencement of new leases at The Saint Mary, Kingwood Place and The Santal.

In December 2020, we entered into an agreement to sell The Saint Mary for $60.0 million, and completed the sale in January 2021. The Saint Mary had rental revenue of $3.2 million in 2020 and $0.5 million in 2019, and operating losses of $0.4 million in both 2020 and 2019 (see Notes 2 and 4).

Rental Cost of Sales and Depreciation. Rental costs of sales and depreciation expense increased in 2020, compared with 2019, primarily as a result of the completion of construction and the start of leasing operations at The Saint Mary and Kingwood Place. During the second-quarter of 2020, our lease with Moviehouse, our anchor tenant at Lantana Place, was terminated and we charged $1.3 million to cost of sales to write off uncollectible rents receivable and unrealizable deferred costs associated with this lease. In July 2020, we entered into a new six-month lease agreement with Moviehouse in which rent is based on a percentage of Moviehouse's revenue. The new lease was amended in December 2020 to extend the term through June 30, 2021.

Gain on Sales of Assets. During 2019, we recorded a pre-tax gain of $5.7 million, primarily related to the sales of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.

Hotel
COVID-19 Pandemic Impact
As a result of the pandemic, Hotel revenue in 2020 was significantly lower than in 2019, and we incurred significant operating losses in our hotel segment in 2020. The pandemic has had, and we believe will continue to have, a significant adverse impact on the hospitality industry, as it has resulted in dramatically curtailed business and leisure travel and caused cancellations and delays of events. While our hotel has remained open throughout the pandemic, average occupancy during 2020 was 23 percent, compared to 73 percent in 2019. We are working with the hotel operator on plans to gradually ramp up hotel operations to a break-even point in the first half of 2021, health and market conditions permitting.

The pandemic is expected to continue to negatively affect our hotel business, and the extent to which such adverse impacts continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel demand may remain weak for a significant length of time and attractions and events that previously brought visitors to the city of Austin may not proceed or may proceed with limited capacity. We cannot predict if or when our hotel will return to pre-pandemic demand or pricing. For further discussion, see Part I, Item 1A. "Risk Factors."

Financial Results
The following table summarizes our Hotel results for the years ended December 31 (in thousands):

	2020		2019
Hotel revenue	$10,014		$35,531
Hotel cost of sales, excluding depreciation	15,436	[a]	26,984
Depreciation	3,810		3,389
Operating (loss) income	$(9,232)		$5,158
a.Includes a $1.6 million charge related to the write-off of capitalized hotel remodel costs, partially offset by a $0.8 million credit related to recovery under a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues were $10.0 million in 2020 and $35.5 million in 2019. The decrease in hotel revenue in 2020, compared with 2019, is primarily a result of lower room reservations and food and beverage sales as a result of the COVID-19 pandemic. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $61 in 2020, compared with $235 in 2019.

Hotel Cost of Sales. The decrease in hotel cost of sales, excluding depreciation, in 2020, compared to the 2019, is primarily a result of lower room reservations and food and beverage sales. The increase in depreciation during 2020, compared to 2019, is primarily because of a $202 thousand adjustment made in 2020 for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

Entertainment
COVID-19 Pandemic Impact
As a result of the pandemic, our Entertainment revenue in 2020 was significantly lower than in 2019, and we incurred significant operating losses in our entertainment segment in 2020. The pandemic has had, and we believe will continue to have, a significant adverse impact on the entertainment industry and our entertainment operations. Our entertainment venues, ACL Live and 3TEN ACL Live, continue to be subject to capacity restrictions and have held only a limited number of events since the start of the pandemic. It is unclear to what extent pandemic-related concerns will continue to impact the use of and/or demand for our entertainment venues, even as government restrictions are modified or lifted. We hosted a small number of events at our venues during the second half of 2020, and have several events scheduled in 2021, but they have been, and will continue to be, subject to capacity restrictions as in effect at the time. Our scheduled programs will occur only to the extent health and safety conditions, and regulations, permit. For further discussion, see Part I, Item 1A. "Risk Factors."

Financial Results
The following table summarizes our Entertainment results for the years ended December 31 (in thousands):

	2020	2019
Entertainment revenue	$5,247	$25,018
Entertainment cost of sales, excluding depreciation	7,082	18,871
Depreciation	1,672	1,481
Operating (loss) income	$(3,507)	$4,666

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment varies from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues were $5.2 million in 2020 and $25.0 million in 2019. The decrease in entertainment revenue primarily reflects a decrease in the number of events hosted at ACL Live and 3TEN ACL Live, as many scheduled events in 2020 were cancelled or rescheduled as a result of the COVID-19 pandemic.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance, for the years ended December 31.

	2020	2019
ACL Live
Events:
Events hosted	82	264
Estimated attendance	48,837	316,650
Ancillary net revenue per attendee	$69.47	$46.05
Ticketing:
Number of tickets sold	39,519	260,320
Gross value of tickets sold (in thousands)	$1,982	$14,411

3TEN ACL Live
Events:
Events hosted	102	201
Estimated attendance	12,566	36,475
Ancillary net revenue per attendee	$32.78	$52.10
Ticketing:
Number of tickets sold	5,278	23,160
Gross value of tickets sold (in thousands)	$126	$550

Entertainment Cost of Sales. The decrease in Entertainment cost of sales, excluding depreciation, in 2020, compared to 2019, reflects that many scheduled events in 2020 were rescheduled or cancelled as a result of the COVID-19 pandemic. The increase in depreciation in 2020, compared to 2019, is primarily because of an $89 thousand adjustment made in 2020 for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.

Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 10) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses totaled $15.0 million in 2020 and $12.4 million in 2019. The increase in general and administrative expenses in 2020, compared to 2019, primarily reflects increased charges associated with our Profit Participation Incentive Plan (Plan), of $2.4 million in 2020 compared to $1.0 million in 2019, reflecting a valuation event for West Killeen Market in fourth quarter-2020 and the agreement to sell The Saint Mary, which closed in January 2021. The valuation event and agreement to sell both resulted in profit pools under our Plan to be distributed to Plan participants, in amounts that were higher than our previous estimates. See Note 8 for further discussion of our Plan. Consolidated general and administrative expenses for 2020 also included $1.3 million in professional fees related to our exploration of a conversion to a REIT. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by our operating segments.

Non-Operating Results
Interest Expense, Net.  Interest costs (before capitalized interest) totaled $19.6 million in 2020 and $20.1 million in 2019. The decrease in interest costs in 2020, compared with 2019, primarily reflects a decrease in average interest rates.

Capitalized interest totaled $4.7 million in 2020 and $7.7 million in 2019, and is primarily related to development activities at Barton Creek. The 2019 period also included capitalized interest costs associated with the development activities at Kingwood Place and The Saint Mary.

Other Income, Net. Other income, net of $116 thousand in 2020 decreased, compared to $424 thousand in 2019, as a result of receiving proceeds in 2019 related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total MUD reimbursements received in 2019, we recorded $0.3 million as interest income in other income, net in the consolidated statements of comprehensive loss.

Provision for Income Taxes.  We recorded a provision for income taxes of $3.8 million in 2020 and $0.1 million in 2019. The 2020 income tax provision included a $10.7 million non-cash tax charge to record a valuation allowance on our deferred tax assets. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling less than $0.1 million at December 31, 2020, and $12.3 million at December 31, 2019. Refer to Note 7 for further discussion of income taxes.

Total Comprehensive Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses totaled $1.7 million in 2020 for projects that began operations in late 2019, primarily The Saint Mary. Of the total share of losses in 2020, $573 thousand relates to losses incurred prior to 2020.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact sales of our properties from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time. See “Business Strategy” for further discussion of our liquidity.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $4.1 million in 2020 and $2.4 million in 2019. Expenditures for purchases and development of real estate properties totaled $13.8 million in 2020, primarily related to development of our Barton Creek properties and the purchase of an office building in Austin, and $11.3 million in 2019, primarily related to development of our Barton Creek properties. The working capital increase in other assets in 2020 is primarily related to the timing of federal and state income tax receivables. In connection with the CARES Act and the ability to carry back net operating losses, we have filed for a $1.9 million U.S. federal tax refund for 2019 and plan to file for a $5.3 million refund for 2020.

During 2019, our operating cash flows included MUD reimbursements totaling $4.6 million related to infrastructure costs incurred in Barton Creek (of which $3.7 million increased net income before taxes for the period and $0.9 million reduced purchases and development of real estate properties).

Investing Activities. Cash used in investing activities totaled $7.8 million in 2020 and $63.9 million in 2019. Capital expenditures totaled $6.2 million for 2020, primarily related to the Kingwood Place and Lantana Place projects, and $62.6 million for 2019, primarily related to the development of the Kingwood Place and The Saint Mary projects. The year 2019 included $10.8 million in proceeds from the sales of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.

We also made payments totaling $1.6 million in 2020 and $1.8 million in 2019 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway. In 2019, we used $10.3 million to acquire (i) HEB’s noncontrolling interest in the New Caney project and (ii) a limited partner's 33.33 percent interest in the Kingwood Place project.

Financing Activities. Cash provided by financing activities totaled $7.5 million in 2020 and $65.9 million in 2019. Net borrowings on the Comerica Bank credit facility totaled $0.8 million in 2020, compared with net repayments of $7.7 million in 2019. Net borrowings on other project and term loans totaled $7.6 million in 2020, primarily from the Paycheck Protection Program loan and for the Kingwood Place and The Saint Mary projects, partially offset by repayment on the Amarra Villas credit facility, compared with net borrowings of $75.4 million in 2019, primarily related to The Santal refinancing and The Saint Mary, Kingwood Place, Jones Crossing and New Caney projects. See Note 6 and “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2020.

In 2013, our Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2020 or 2019. As of December 31, 2020, a total of 991,695 shares of our common stock remained available under this program. Our ability to repurchase shares of our common stock is restricted by the terms of our loan agreements with Comerica Bank, which prohibit us from repurchasing shares of our common stock in excess of $1.0 million without the bank’s prior written consent.

Credit Facility and Other Financing Arrangements
At December 31, 2020, we had total debt of $353.2 million based on the principal amounts outstanding, compared with $347.1 million at December 31, 2019, excluding debt related to The Saint Mary included in liabilities held for sale. Our Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, had $16.5 million available at December 31, 2020, net of a $150 thousand letter of credit committed against the credit facility.

On June 12, 2020, we amended our credit facility agreement with Comerica Bank to extend the maturity date from September 27, 2020, to September 27, 2022. Refer to Note 6 for further discussion of our outstanding debt. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of December 31, 2020.

Our debt agreements require compliance with specified financial covenants. The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The New Caney land loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Jones Crossing construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreement, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, the Jones Crossing construction loan, and the Lantana Place construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. The Comerica Bank credit facility includes a requirement that we maintain a loan-to-value ratio of less than or equal to 50 percent, and if the ratio is exceeded, we must make a mandatory prepayment to achieve compliance. As of December 31, 2020, we were in compliance with all of our financial covenants; however, for the last three quarters of 2020, our Block 21 subsidiary did not pass the debt service coverage ratio financial test under the Block 21 loan, which, though not a financial covenant, caused the Block 21 subsidiary to enter into a “Trigger Period” as discussed below.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank credit facility requires Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Block 21 loan and The Santal loan guarantees which are generally limited to non-recourse carve-out obligations. Refer to Note 6 for additional discussion.

We proactively engaged and will continue to proactively engage with our project lenders in connection with formulating rent deferral arrangements for tenants at our projects as a result of the pandemic. During second-quarter 2020 and first-quarter 2021, we entered into amendments to the Lantana Place and West Killeen Market construction loans in which we were granted waivers of the debt service coverage ratio covenants until September 30, 2021, and December 31, 2020, respectively. Effective November 2, 2020, the West Killeen Market construction loan was modified to replace the financial covenant that we maintain a minimum total stockholders’ equity balance of $110 million with a financial covenant that we maintain a minimum net asset value, as defined in the agreement, of $125 million.

The Block 21 loan agreement secured by the Block 21 assets contains financial tests that we must meet in order to avoid a “Trigger Period” (as described below). Specifically, we must maintain (i) a net worth in excess of $125 million and (ii) liquid assets having a market value of at least $10 million, each as defined in the Block 21 loan agreement. Additionally, our Block 21 subsidiary must maintain a trailing-12-month debt service coverage ratio, tested quarterly, as defined in the Block 21 loan agreement. If any of these financial tests are not met, a “Trigger Period”, which is not a default, results. As a result of the pandemic, our Block 21 subsidiary did not meet the debt service coverage ratio test on the June 30, 2020, September 30, 2020, and December 31, 2020, test dates, resulting in a "Trigger Period." During a "Trigger Period," any cash generated from the Block 21 project in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we currently expect the "Trigger Period" to continue through at least 2021.

Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our Block 21 subsidiary's hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $9.6 million during 2020, and based on current projections, we expect to make additional contributions of approximately $18 million through early 2022. As of December 31, 2020, we had $5.9 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially, and (3) that we close on projected asset sales in our real estate operations segment. No assurances can be given that the results anticipated by our projections will occur. See Notes 6 and 7 and “Risk Factors” included in Part I, Item 1A. for further discussion.

Our ability to meet our cash obligations over the longer term, including our significant debt maturities in 2022, will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control, including risks related to the COVID-19 pandemic.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2020 (in thousands), excluding debt related to The Saint Mary included in liabilities held for sale:

	2021	2022	2023	2024	2025	Thereafter		Total
Block 21 loan	$2,470	$2,613	$2,765	$2,904	$3,094	$125,873		$139,719
The Santal loan[a]	—	75,000	—	—	—	—		75,000
Comerica Bank credit facility[b]	—	43,304	—	—	—	—		43,304
New Caney land loan[c]	5,000	—	—	—	—	—		5,000
PPP loan[d]	—	3,987	—	—	—	—		3,987
Construction loans:
Kingwood Place[a]	—	31,585	—	—	—	—		31,585
Lantana Place	2,802	832	20,549	—	—	—		24,183
Jones Crossing	293	409	21,878	—	—	—	—	22,580
West Killeen Market	169	6,596	—	—	—	—		6,765
Amarra Villas credit facility	—	1,109	—	—	—	—		1,109
Total	$10,734	$165,435	$45,192	$2,904	$3,094	$125,873		$353,232

a.We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.
b.Refer to Note 6 for further information.
c.In March 2021, we exercised our option to extend the loan for an additional 12 months from March 8, 2021, to March 8, 2022, which required a principal payment of approximately $0.5 million.
d.We intend to apply for forgiveness of the entire balance under the federal paycheck protection program, however, no assurance of full forgiveness can be provided.

We had commitments under noncancelable construction contracts totaling $1.5 million at December 31, 2020. See Note 9 for further discussion of future cash requirements.

NEW ACCOUNTING STANDARDS

No new accounting standards in 2020 had a material impact on us.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 9 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, potential future rent deferrals or other concessions to our tenants, our ability to collect rents timely, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, our ability to open and hold events at our venues, future cash flows and liquidity, our ability to comply with or obtain waivers of financial and other covenants in debt agreements, our intention to engage in an in-depth exploration of conversion to a REIT, potential steps necessary prior to conversion to a REIT, the potential timing of any REIT conversion, our expectations about the Austin and Texas real estate markets, potential changes in governance practices and Board composition, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, estimated costs and timeframes for development and stabilization of properties, tax rates, the impact of interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, strategic relationships or other arrangements, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the COVID-19 pandemic and its economic effects, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to ramp up operations at Block 21 and collect anticipated rental payments, close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, implementation, operational, financing and tax complexities to be evaluated and addressed before we decide whether to pursue a REIT conversion, our ability to qualify as a REIT, which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, our ability to complete the steps that must be taken in order to convert to a REIT and the timing thereof, the potential costs of converting to and operating as a REIT, whether our Board will determine that conversion to a REIT is in the best interests of our stockholders, whether stockholders will approve changes to our organizational documents consistent with a public REIT structure, our ability to enter into and maintain joint ventures, partnerships, strategic relationships or other arrangements, our ability to implement our business strategy successfully, including our ability to develop, construct and sell properties at prices our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, our ability to open and hold events at our venues, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, including the extent to which the February 2021 severe winter storm and resulting power and water disruptions will impact our prospects, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Stratus Properties Inc.
Austin, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
1.Impairment assessment - Refer to Notes 1 and 3 to the consolidated financial statements
•Critical Audit Matter Description
The Company’s long-lived assets consist primarily of held for sale real estate assets of $4,204,000, real estate under development of $98,137,000, real estate held for investment, net of $286,529,000 and land available for development of $53,432,000. The real estate assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Company’s undiscounted cash flows are subjective and are based, in part, on estimates and assumptions such as real estate prices, sales pace, sales and marketing costs, infrastructure costs and capitalization rates.

In the event a property’s carrying amount is not recoverable, the Company determines fair value based on appraised values, adjusted for estimated costs to sell. Evaluation of appraisals is subjective and is based, in part, on estimates and assumptions such as real estate prices, market rental rates, capitalization rates, and discount rates that could differ materially from actual results.
We identified the impairment of long-lived assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability and fair value of the assets, specifically the estimates of real estate prices, market rental rates, capitalization rates, and discount rates for each real estate asset. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
•How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted discounted cash flow analyses and appraisals included, among other things, the following:
–We obtained an understanding and evaluated the design of internal controls over management’s evaluation of the recoverability of the carrying amount of long-lived assets based on undiscounted cash flows and the measurement of impairment based on appraisals less estimated costs to sell.
–We evaluated the reasonableness of significant assumptions in the undiscounted cash flow analyses and appraisals, including estimates of real estate prices, market rental rates, capitalization rates, and discount rates, for properties with impairment indicators. In addition, we tested the mathematical accuracy of the undiscounted cash flow analyses.
–We evaluated the reasonableness of management’s undiscounted cash flow analyses by comparing management’s projections to the Company’s historical results and external market sources.
–We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit.
2.Liquidity - Refer to Notes 6 and 9 to the consolidated financial statements
•Critical Audit Matter Description
The Company’s primary uses of cash include the payment of property operating, general and administrative, other expenses, debt service and reserves (collectively, “obligations”), and the reinvestment in and development of its properties (“development expenditures”). As a result of the COVID-19 pandemic, the Company’s revenue, operating income, and cash flows have been adversely impacted, particularly from its hotel and entertainment segments. Obligations are projected to continue to exceed operating cash flow.
The Company plans to fund its obligations and development expenditures with cash flows from operating activities, sales of properties, the revolving credit facility, and potential joint venture partners.
We identified the Company’s liquidity disclosure as a critical audit matter because of the significant judgments in management’s plans to fund its obligations and development expenditures. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s conclusion that it is not probable the Company will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued.
•How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the going concern analysis included, among other things, the following:
–We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to management’s plans and related disclosures.
–We tested management’s key assumptions, including projected hotel and entertainment revenue and rental income and property operating costs by comparing such assumptions to underlying lease agreements and historical operating costs.
–We evaluated management’s estimates relating to development costs by comparing to underlying development plans and costs spent to date.
–We evaluated the timing and likelihood of potential sales of properties by comparing expected proceeds to comparable market information and historical transactions effectuated by the Company.
–We evaluated the likelihood of the availability of additional borrowings under the revolving credit facility.

–We engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer, regarding management’s intent and ability to generate the planned sources of funds.
–We evaluated management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusion reached by management.

/s/ BKM Sowan Horan, LLP

We have served as the Company’s auditor since 2010.

Austin, Texas
March 15, 2021

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$12,434	$19,173
Restricted cash	21,749	19,418
Real estate held for sale	4,204	14,872
Real estate under development	98,137	95,026
Land available for development	53,432	45,539
Real estate held for investment, net	286,529	292,012
Lease right-of-use assets	10,871	11,378
Deferred tax assets	44	12,311
Other assets	20,100	14,318
Assets held for sale - The Saint Mary	36,516	37,321
Total assets	$544,016	$561,368

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,047	$16,053
Accrued liabilities, including taxes	12,868	11,495
Debt	351,055	343,892
Lease liabilities	13,269	12,636
Deferred gain	6,173	7,654
Other liabilities	17,233	13,490
Liabilities held for sale - The Saint Mary	25,607	22,066
Total liabilities	434,252	427,286

Commitments and contingencies (Notes 7 and 9)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,358 and 9,330 shares issued, respectively and
8,221 and 8,197 shares outstanding, respectively	94	93
Capital in excess of par value of common stock	186,777	186,082
Accumulated deficit	(66,357)	(43,567)
Common stock held in treasury, 1,137 shares and 1,133 shares
at cost, respectively	(21,600)	(21,509)
Total stockholders’ equity	98,914	121,099
Noncontrolling interests in subsidiaries	10,850	12,983
Total equity	109,764	134,082
Total liabilities and equity	$544,016	$561,368
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2020	2019
Revenues:
Real estate operations	$22,613	$13,816
Leasing operations	23,257	18,542
Hotel	9,912	35,247
Entertainment	5,233	24,573
Total revenues	61,015	92,178
Cost of sales:
Real estate operations	18,685	9,758
Leasing operations	12,591	9,402
Hotel	15,427	26,849
Entertainment	6,647	18,299
Depreciation	13,670	11,006
Total cost of sales	67,020	75,314
General and administrative expenses	15,036	12,384
Income from forfeited earnest money	(15,000)	—
Gain on sales of assets	—	(5,683)
Total	67,056	82,015
Operating (loss) income	(6,041)	10,163
Interest expense, net	(14,827)	(12,483)
Gain (loss) on interest rate derivative instruments	111	(188)
Loss on early extinguishment of debt	—	(247)
Other income, net	116	424
Loss before income taxes and equity in unconsolidated affiliates’ loss	(20,641)	(2,331)
Provision for income taxes	(3,818)	(117)
Equity in unconsolidated affiliates’ loss	(16)	(19)
Net loss and total comprehensive loss	(24,475)	(2,467)
Total comprehensive loss attributable to noncontrolling interests	1,685	3
Net loss and total comprehensive loss attributable to common stockholders	$(22,790)	$(2,464)

Basic and diluted net loss per share attributable to common stockholders	$(2.78)	$(0.30)

Basic and diluted weighted-average common shares outstanding	8,211	8,182

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(24,475)	$(2,467)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	13,670	11,006
Cost of real estate sold	12,092	7,210
Gain on sales of assets	—	(5,683)
(Gain) loss on interest rate derivative contracts	(111)	188
Loss on early extinguishment of debt	—	247
Debt issuance cost amortization and stock-based compensation	2,099	1,574
Equity in unconsolidated affiliates’ loss	16	19
Deferred income taxes	12,267	(318)
Purchases and development of real estate properties	(13,775)	(11,277)
Write-off of capitalized hotel remodel costs	1,584	—
Municipal utility districts reimbursements	—	1,143
Increase in other assets	(5,023)	(2,241)
Decrease in accounts payable, accrued liabilities and other	(2,446)	(1,836)
Increase in deposits and other, net	44	75
Net cash used in operating activities	(4,058)	(2,360)

Cash flow from investing activities:
Capital expenditures	(6,191)	(62,550)
Proceeds from sales of assets	—	10,820
Payments on master lease obligations	(1,637)	(1,798)
Purchase of noncontrolling interests in consolidated subsidiaries	—	(10,345)
Investment in unconsolidated affiliates and other, net	6	(9)
Net cash used in investing activities	(7,822)	(63,882)

Cash flow from financing activities:
Borrowings from credit facility	29,300	27,186
Payments on credit facility	(28,478)	(34,925)
Borrowings from project loans	16,322	143,318
Payments on project and term loans	(8,708)	(67,943)
Cash dividend paid on vested stock-based awards	(10)	(31)
Stock-based awards net payments	(68)	(234)
Distributions to noncontrolling interests	(448)	(90)
Financing costs	(438)	(1,366)
Net cash provided by financing activities	7,472	65,915
Net decrease in cash, cash equivalents and restricted cash	(4,408)	(327)
Cash, cash equivalents and restricted cash at beginning of year	38,591	38,918
Cash, cash equivalents and restricted cash at end of year	$34,183	$38,591
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Number of Shares	At Cost	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2018	9,288	$93	$186,256	$(41,103)	1,124	$(21,260)	$123,986	$22,665	$146,651
Exercised and vested stock-based awards	42	—	15	—	—	—	15	—	15
Stock-based compensation	—	—	397	—	—	—	397	—	397
Forfeited dividends	—	—	11	—	—	—	11	—	11
Tender of shares for stock-based awards	—	—	—	—	9	(249)	(249)	—	(249)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(90)	(90)
Purchase of noncontrolling interest in consolidated subsidiary	—	—	(597)	—	—	—	(597)	(9,589)	(10,186)
Total comprehensive loss	—	—	—	(2,464)	—	—	(2,464)	(3)	(2,467)
Balance at December 31, 2019	9,330	93	186,082	(43,567)	1,133	(21,509)	121,099	12,983	134,082
Exercised and vested stock-based awards	28	1	22	—	—	—	23	—	23
Stock-based compensation	—	—	673	—	—	—	673	—	673
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(448)	(448)
Total comprehensive loss	—	—	—	(22,790)	—	—	(22,790)	(1,685)	(24,475)
Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area and other select markets in Texas. The real estate development, leasing, hotel, entertainment and marketing operations of Stratus are conducted primarily through its subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation.

Concentration of Risks.  Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an effect on Stratus’ business, results of operations and financial condition. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. Stratus’ revenue, operating income and cash flow in its hotel and entertainment segments were adversely impacted during 2020 and are expected to continue to be adversely impacted in 2021.

Use of Estimates.  The preparation of Stratus’ financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred income taxes and related valuation allowances; income taxes; allocation of certain indirect costs; profit pools under the Profit Participation Incentive Plan; and asset lives for depreciation. Actual results could differ from those estimates.

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

Stratus recorded no impairment charges for the two years ended December 31, 2020. Should market conditions deteriorate in the future or other events occur that indicate the carrying amount of Stratus’ real estate assets may not be recoverable, Stratus will reevaluate the expected cash flows from each property to determine whether any impairment exists.

Depreciation.  Real estate held for investment is depreciated on a straight-line basis over the properties' estimated lives of 30 to 40 years. Furniture, fixtures and equipment are depreciated on a straight-line basis over a 3 to 15-year period. Tenant improvements are depreciated over the related lease terms.

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $10.0 million at December 31, 2020, and $7.1 million at December 31, 2019.

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

	Years Ended December 31,
	2020	2019
Hotel	$15,427	$26,849
Depreciation	13,670	11,006
Leasing Operations	12,591	9,402
Cost of developed property sales	12,479	7,672
Entertainment	6,647	18,299
Project expenses and allocation of overhead costs (see below)	5,604	5,705
Cost of undeveloped property sales	632	16
Municipal utility district reimbursements (see below)	—	(3,360)
Other, net	(30)	(275)
Total cost of sales	$67,020	$75,314

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

Advertising Costs.  Advertising costs are expensed as incurred and are included as a component of cost of sales. Advertising costs totaled $1.0 million in 2020 and $1.4 million in 2019.

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

Earnings Per Share.  Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares exclude approximately 86 thousand shares for the year 2020 and 88 thousand shares for the year 2019 associated with restricted stock units (RSUs) and outstanding stock options that were anti-dilutive because of net losses.

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

Reclassifications. For comparative purposes, certain prior year amounts have been reclassified to conform with current year presentation. The reclassifications relate to (i) Stratus' presentation of The Saint Mary assets and liabilities as held for sale as of December 31, 2020 and 2019, and (ii) the termination of Stratus' agreements to sell Block 21 by the purchaser. The assets, liabilities and net income of Block 21 were previously presented as discontinued operations in the consolidated balance sheet at December 31, 2019, and consolidated statement of comprehensive loss for the year ended December 31, 2019. Refer to Note 4 for a discussion of each transaction and the impacts to the consolidated financial statements.

Subsequent Events. Stratus evaluated events after December 31, 2020, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 2. RELATED PARTY TRANSACTIONS
The Saint Mary, L.P.
On June 19, 2018, The Saint Mary, L.P., a Texas limited partnership and a consolidated subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included (1) a $26.0 million construction loan with Texas Capital Bank, National Association (see Note 4 for further discussion) and (2) an $8.0 million private placement. The Saint Mary, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Saint Mary Class B limited partners), for $8.0 million (the Saint Mary Offering) resulting in the Saint Mary Class B limited partners owning an aggregate 49.1 percent equity interest in The Saint Mary, L.P.

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

As discussed further in Note 4, The Saint Mary, L.P. sold The Saint Mary property in January 2021.

Stratus Kingwood Place, L.P.
On August 3, 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a consolidated subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a new HEB-anchored mixed-use development project (Kingwood Place). The Kingwood, L.P. issued, in a private placement exempt from registration under federal and state securities laws, Class B limited partnership interests to a limited number of investors (the Kingwood Class B limited partners), for $11.0 million (the Kingwood Offering), representing approximately 70 percent of the projected partnership equity. Among the participants in the Kingwood Offering, LCHM purchased Kingwood Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. for $1.0 million.

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

On December 6, 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which supersedes and replaces the land acquisition loan agreement discussed above and provided for a loan totaling $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place (see Note 6 for further discussion), which was subsequently modified and increased to $35.4 million in January 2020. The remaining 30 percent of the project’s cost (totaling approximately $15 million) is being funded by borrower equity, contributed by Stratus and private equity investors.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the Kingwood, L.P. (in thousands). The assets and liabilities of The Saint Mary (primarily the real estate held for investment and the related debt) are presented as held for sale in Stratus' consolidated balance sheets. Refer to Note 4 for further details of The Saint Mary sale, and assets and liabilities held for sale.

	December 31,
	2020	2019
Assets:
Cash and cash equivalents	$745	$908
Real estate under development	2,380	3,703
Land available for development	8,143	9,273
Real estate held for investment, net	31,962	27,698
Other assets	2,195	1,252
Total assets	45,425	42,834
Liabilities:
Accounts payable and accrued liabilities	850	4,084
Debt	31,215	23,991
Total liabilities	32,065	28,075
Net assets	$13,360	$14,759

Other Transactions
Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's consulting services and expense reimbursements totaled $120 thousand during 2020 and $111 thousand during 2019. In addition, during 2019, Stratus granted an award to the consultant under its Profit Participation Incentive Plan in one development project (refer to Note 8).

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2020	2019
Real estate held for sale:
Developed lots and condominium unit	$4,204	$14,872

Real estate under development:
Acreage, multi-family units, commercial square footage and homes	98,137	95,026

Land available for development:
Undeveloped acreage	53,432	45,539

Real estate held for investment:
The Santal	78,460	78,436
Kingwood Place	33,579	28,366
Lantana Place	30,258	29,297
Jones Crossing	24,651	24,077
West Killeen Market	10,233	9,931
Block 21
Hotel	111,387	113,007
Entertainment venue	42,963	42,824
Office and retail	19,663	19,552
Furniture, fixtures and equipment	1,253	1,131
Total	352,447	346,621
Accumulated depreciation	(65,918)	(54,609)
Total real estate held for investment, net	286,529	292,012
Total real estate, net	$442,302	$447,449

Real estate held for sale. Developed lots and a condominium unit include individual tracts of land that have been developed and permitted for residential use and a condominium unit at the W Austin Residences in Block 21. As of December 31, 2020, Stratus owned five developed lots and one condominium unit at the W Austin Residences.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2020, included land permitted for residential and commercial development and vacant pad sites at West Killeen Market, Jones Crossing and Kingwood Place.

Real estate held for investment. Following is a discussion of real estate held for investment as of December 31, 2020.

The Santal multi-family project is a garden-style apartment complex consisting of 448 units. The Kingwood Place project includes 151,855 square-feet of commercial space anchored by a HEB grocery store and leased pad sites. The Lantana Place project includes 99,379-square-foot for the first retail phase. The Jones Crossing project includes 154,117 square-feet for the first phase of the retail component of an HEB-anchored, mixed-use development. The West Killeen Market project includes 44,493 square-feet of commercial space adjacent to a 90,000 square-foot HEB grocery store.

Block 21 contains the 251-room W Austin Hotel. Block 21 also contains 38,316 square feet of Class A leasable office space and 18,327 square feet of retail space, including entertainment space occupied by ACL Live, a 2,750-seat entertainment venue, and 3TEN ACL Live, an entertainment venue with capacity of approximately 350 people.

Capitalized interest. Stratus recorded capitalized interest of $4.7 million in 2020 and $7.7 million in 2019.

NOTE 4. ASSET SALES
The Saint Mary. In January 2021, The Saint Mary, L.P. sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. Stratus received $21.3 million from the subsidiary in connection with the sale with the remainder being distributed to the noncontrolling interests. Stratus expects to recognize a pre-tax gain on the sale, net of noncontrolling interests, of approximately $14 million in the first quarter of 2021. See Note 2 further discussion of The Saint Mary, L.P. and The Saint Mary project.

As the sale agreement was entered into prior to December 31, 2020, Stratus reported the assets and liabilities of The Saint Mary as held for sale in the consolidated balance sheets for all periods presented. The carrying amounts of the major classes of assets and liabilities related to the sale follow (in thousands):

	December 31,
	2020	2019
Assets:
Real estate held for investment, net	$36,341	$37,091
Other assets	175	230
Total assets held for sale	$36,516	$37,321
Liabilities:
Accrued liabilities	$68	$85
Debt	25,319	21,857
Other liabilities	220	124
Total liabilities held for sale	$25,607	$22,066

The Saint Mary had rental revenue of $3.2 million in 2020 and $0.5 million in 2019, and operating losses of $0.4 million in both 2020 and 2019. Interest expense, net of capitalized amounts, on The Saint Mary construction loan was $1.1 million in 2020 and $0.2 million in 2019. The Saint Mary, L.P. had a total comprehensive loss attributable to noncontrolling interests of $1.5 million in 2020, including $0.5 million related to losses incurred prior to 2020.

Barton Creek Village. In November 2019, Stratus sold Barton Creek Village for $7.7 million. Stratus used a portion of the proceeds to repay the Barton Creek Village term loan. Stratus recorded a pre-tax gain on this sale totaling $3.7 million for the year 2019.

Circle C. In January 2019, Stratus sold a retail pad subject to a ground lease located in the Circle C community for $3.2 million. Stratus used a portion of the proceeds from the sale to repay $2.5 million of its Comerica Bank credit facility borrowings and recorded a pre-tax gain on this sale totaling $2.0 million for the year 2019.

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

On December 9, 2019, Stratus announced that it had agreed to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275.0 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sale. As the proposed sale represented a strategic shift for Stratus, the assets and liabilities of Block 21 were classified as held for sale - discontinued operations in the consolidated balance sheet and the net income associated with Block 21 was classified as net income from discontinued operations in the consolidated statements of comprehensive loss included in Stratus' 2019 consolidated financial statements. On May 21, 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to sell Block 21 and authorizing the release of Ryman's $15.0 million in earnest money to Stratus. During the second quarter of 2020, Stratus recorded the $15.0 million as operating income, used $13.8 million of the $15.0 million earnest money to pay down its Comerica Bank revolving credit facility and used the remaining $1.2 million for Block 21 debt service and required monthly reserves. As a result of the termination of the agreements to sell Block 21, Stratus concluded that such assets and liabilities no longer qualified as held for sale.

The carrying amounts as of December 31, 2019, of Block 21’s major classes of assets and liabilities, which were previously classified as held for sale - discontinued operations in Stratus' consolidated balance sheet follow (in thousands):

Assets:
Cash and cash equivalents	$10,408
Restricted cash	13,574
Real estate held for investment, net	131,286
Other assets	3,480
Total assets	$158,748
Liabilities:
Accounts payable and accrued liabilities, including taxes	$7,005
Debt	141,184
Other liabilities	7,036
Total liabilities	$155,225

The revenues and expenses for the year ended December 31, 2019, which were previously classified as net income from discontinued operations in Stratus' consolidated statement of comprehensive loss follow (in thousands):

Revenues:
Hotel Revenue	$35,247
Entertainment Revenue	24,565
Leasing operations and other	2,363
Total revenue	62,175
Cost of Sales:
Hotel	26,849
Entertainment	18,185
Leasing operations and other	1,739
Depreciation	5,415
Total cost of sales	52,188
General and administrative expenses	1,040
Operating income	8,947
Interest expense, net	(8,235)
Provision for income taxes	(392)
Net income	$320

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

A summary of the carrying amount and fair value of Stratus’ other financial instruments follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate cap agreement	$—	$—	$3	$3
Liabilities:
Debt	351,055	354,380	343,892	348,443
Interest rate swap agreement	—	—	114	114

Interest Rate Cap and Swap Agreements. In September 2019, a Stratus subsidiary paid $24 thousand to enter into an interest rate cap agreement, which caps the maximum London Interbank Offered Rate (LIBOR) at 3.0 percent, on a total notional amount of $75.0 million (the principal amount of The Santal loan). The interest rate cap agreement provides that the Stratus subsidiary will collect the difference between 3.0 percent and the one-month LIBOR if one-month LIBOR is greater than 3.0 percent (refer to Note 6 for further discussion of The Santal loan). The interest rate cap agreement terminates on October 5, 2021.

The interest rate swap agreement with Comerica Bank was entered into in 2013, was effective through December 31, 2020, and had a fixed interest rate of 2.3 percent compared to the variable rate based on the one-month LIBOR. The agreement amortized to a notional amount of $14.8 million at December 31, 2020, and as of December 31, 2019, had a notional amount of $15.3 million.

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

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2020	2019
Block 21 loan,
fixed interest rate of 5.58% in 2020 and 2019	$139,013	$141,184
The Santal loan,
average interest rate of 4.80% in 2020 and 4.82% in 2019	74,343	73,972
Comerica Bank credit facility,
average interest rate of 5.25% in 2020 and 6.30% in 2019	43,304	42,482
New Caney land loan,
average interest rate of 3.69% in 2020 and 5.21% in 2019	4,949	4,908
Paycheck Protection Program loan
fixed interest rate of 1.00% in 2020	3,987	—
Construction loans:
Kingwood Place construction loan
average interest rate of 3.32% in 2020 and 4.66% in 2019	31,215	23,991
Lantana Place construction loan,
average interest rate of 3.60% in 2020 and 5.01% in 2019	24,051	23,268
Jones Crossing construction loan
average interest rate of 4.30% in 2020 and 5.45% in 2019	22,377	21,354
West Killeen Market construction loan,
average interest rate of 3.51% in 2020 and 5.09% in 2019	6,707	7,213
Amarra Villas credit facility,
average interest rate of 0.92% in 2020 and 5.21% in 2019	1,109	5,520
Total debt[a]	$351,055	$343,892
a. Includes net reductions for unamortized debt issuance costs of $2.2 million at December 31, 2020, and $3.2 million at December 31, 2019.

Block 21 loan. In 2016, Stratus completed the refinancing of Block 21. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan (the Block 21 loan) with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Stratus’ wholly owned subsidiary, Stratus Block 21, LLC (the Block 21 subsidiary), is the borrower under the Block 21 loan agreement. The Block 21 loan agreement contains financial tests that Stratus and the Block 21 subsidiary must meet in order to avoid a “Trigger Period.” Specifically, Stratus must maintain (i) a net worth in excess of $125 million and (ii) liquid assets having a market value of at least $10 million, each as defined in the guaranty under the Block 21 loan agreement.

Additionally, the Block 21 subsidiary must maintain a trailing-12-month debt service coverage ratio, tested quarterly, as defined in the Block 21 loan agreement. If any of these financial tests are not met, a “Trigger Period” results, which is not a default, but limits Stratus’ ability to receive cash from the Block 21 subsidiary. Although the Block 21 loan agreement is a non-recourse loan, Stratus may contribute cash to the Block 21 subsidiary in order to prevent the Block 21 subsidiary from defaulting under the Block 21 loan or to fund the operation of the hotel and specified reserves. Stratus contributed $9.6 million to the Block 21 subsidiary during 2020, and based on current projections, Stratus expects to make additional contributions of approximately $18 million through early 2022. The obligations of the Block 21 subsidiary are secured by all assets owned from time to time by the Block 21 subsidiary. Additionally, certain obligations of the Block 21 subsidiary under the Block 21 loan are guaranteed by Stratus, including environmental indemnification and other customary non-recourse carve-out obligations. In connection with any acceleration of the Block 21 loan, the Block 21 subsidiary must pay a yield maintenance premium in the amount of at least three percent of the amount of indebtedness prepaid. Prepayment of the Block 21 loan is not permitted except for certain prepayments resulting from casualty or condemnation and in whole within 90 days of the maturity date.

The Santal Loan. On September 30, 2019, a Stratus subsidiary entered into a $75.0 million loan with ACRC Lender LLC (The Santal loan) to refinance the Phase I and Phase II construction loans for The Santal. The Santal loan has a three-year primary term maturing on October 5, 2022, with the possibility of two 12-month extensions, subject to satisfying specified conditions. Interest on the loan is variable at LIBOR plus 2.85 percent (or, if applicable, a replacement rate), provided that at no time shall the interest rate be less than 4.80 percent per annum. The Santal loan contains financial covenants, including a requirement that Stratus maintain a net asset value of $125 million and liquid assets of at least $7.5 million, each as defined in the agreement. The Santal loan also contains a financial test for Stratus' subsidiary that own The Santal to maintain a debt service coverage ratio of at least 1.05 to 1.00. If the debt service coverage ratio test is not met, a “Cash Trap Period” results, which is not a default, but limits Stratus’ ability to receive cash from our Santal subsidiary. The loan is secured by The Santal project, and certain obligations of the borrower are guaranteed by Stratus, including customary non-recourse carve-out obligations. Approximately $57.9 million of the proceeds were used to repay, in full, The Santal Phase I and Phase II construction loans. Remaining proceeds after paying transaction costs, were approximately $16 million, inclusive of reserves presented in restricted cash. In October 2019, Stratus used $13.0 million of the net proceeds to reduce the outstanding balance on its Comerica Bank credit facility. As a result of entering into The Santal loan, Stratus recognized a loss on early extinguishment of debt of $231 thousand for 2019. As required by The Santal loan, Stratus entered into an interest rate cap agreement (see Note 5 for further discussion).

Comerica Bank credit facility.  Stratus' loan agreement with Comerica Bank provides for a revolving credit facility of $60.0 million and a $7.5 million sublimit for letters of credit issuance, subject to a borrowing base limitation as described in the loan agreement. Effective April 14, 2020, Stratus and Comerica Bank agreed to modify the Comerica Bank credit facility to (i) extend the maturity date of the credit facility from June 29, 2020, to September 27, 2020, and (ii) revise the definition of LIBOR to provide for an increase in the LIBOR floor from zero percent to one percent. On June 12, 2020, Stratus entered into a further amendment to its credit facility agreement with Comerica Bank to (i) extend the maturity date of the facility to September 27, 2022, and (ii) permit reappraisals of portions of the mortgaged property in the event of certain entitlement upgrades. Advances under the credit facility bear interest at the annual LIBOR (with a floor of 1.0 percent) plus 4.0 percent. The Comerica Bank credit facility is secured by substantially all of Stratus’ and its subsidiaries' assets, except for properties that are encumbered by separate debt financing. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and an aggregate debt-to-gross asset value of less than 50 percent. In addition, Stratus must maintain a loan-to-value ratio of less than or equal to 50 percent; if the ratio is exceeded, Stratus must make a mandatory prepayment to achieve compliance. The loan agreement requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1 million or any dividend payments. As of December 31, 2020, Stratus had $16.5 million available under its $60.0 million Comerica Bank revolving line of credit, with a $150 thousand letter of credit committed against the credit facility.

New Caney loan. On March 8, 2019, a Stratus subsidiary entered into a $5.0 million land loan with Texas Capital Bank. Proceeds from the loan were used to fund the acquisition of HEB's portion of the New Caney partnership in which Stratus and HEB purchased a tract of land for the future development of an HEB-anchored mixed-use project in New Caney, Texas. In March 2021, Stratus exercised its option to extend the loan for an additional 12 months from March 8, 2021, to March 8, 2022, which required a principal payment of approximately $0.5 million. The loan bears interest at LIBOR plus 3.0 percent. Borrowings are secured by the New Caney land and are guaranteed by Stratus. The loan agreement contains financial covenants including a requirement that Stratus maintain a net asset value of $125 million and unencumbered liquid assets of no less than $10 million.

Paycheck Protection Program loan. On April 22, 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. The PPP loan bears interest at one percent and matures April 15, 2022, except for the portion that may be forgiven. The proceeds from the loan must be used to retain workers and maintain payroll or make mortgage interest payments, lease payments and utility payments. Stratus intends to apply for forgiveness of the entire balance under the federal paycheck protection program, however, no assurance of full forgiveness can be provided.

Kingwood Place construction loan. In 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank (the Kingwood Place construction loan), which provides financing for nearly 70 percent of the costs associated with construction of Kingwood Place. The total loan of $32.9 million included the original commitment of $6.75 million used to purchase a 54-acre tract of land located in Kingwood, Texas, and an additional $26.1 million for the development of Kingwood Place. The remaining 30 percent of the project’s cost (totaling approximately $15 million) was funded by borrower equity, contributed by Stratus and private equity investors. In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase was used to fund the construction of a retail building on an existing Kingwood Place retail pad. The loan has a maturity date of December 6, 2022, with the possibility of two 12-month extensions if certain debt service coverage ratios are met. The loan bears interest at LIBOR plus 2.5 percent. Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus until certain conditions are met. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and an aggregate debt-to-gross asset value of less than 50 percent. The Kingwood Place construction loan requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1 million.

Lantana Place construction loan. In 2017, a Stratus subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place. Southside Bank has no obligation to make any advances after December 31, 2018. Interest is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only were due monthly, through October 1, 2020, and afterward the principal balance is being paid in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before March 31, 2023, and can be prepaid without penalty. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a requirement that Stratus' Lantana Place subsidiary maintain a debt service coverage ratio of at least 1.35 to 1.00. Outstanding amounts are secured by the Lantana Place project. Stratus has guaranteed outstanding amounts under the loan until completion of the initial phase of Lantana Place and the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

During second-quarter 2020 and January 2021, Stratus entered into amendments to the Lantana Place construction loan in which Stratus' Lantana Place subsidiary was granted a waiver of the debt service coverage ratio covenant until September 30, 2021, at which point the ratio is measured by reference to the three-month period then ended, and subsequently builds each quarter until measured by reference to the 12-month period ending June 30, 2022, and then on a trailing 12-month period for each quarter thereafter. As part of the January 2021 amendment, Stratus agreed to repay $2.0 million in principal, which it did in January 2021.

Jones Crossing construction loan. In 2017, a Stratus subsidiary entered into a $36.8 million construction loan with Southside Bank (the Jones Crossing construction loan) to finance construction of Phases 1 and 2, the retail component, of Stratus’ Jones Crossing project. As of December 31, 2020, $22.6 million was drawn on the Jones Crossing construction loan. Southside Bank has no obligation to make any advances after December 31, 2020. Interest is variable at one-month LIBOR plus 3.75 percent, subject to a minimum interest rate of 4.0 percent. Payments of interest only are due monthly through March 1, 2021. The principal balance of the loan outstanding after March 1, 2021, will be payable in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before September 1, 2023. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and, beginning in March 2021, a requirement that Stratus' Jones Crossing subsidiary maintain a debt service coverage ratio of at least 1.35 to 1.00. The loan is secured by the Jones Crossing project. Outstanding amounts under the loan are guaranteed by Stratus. Stratus’ guaranty will convert to a limited guarantee, as provided in the agreement, upon completion of Phases 1 and 2 of the Jones Crossing development and once Stratus' Jones Crossing subsidiary is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter after completion of Phases 1 and 2.

West Killeen Market construction loan. In 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to finance a portion of the construction of the West Killeen Market project. Southside Bank has no obligation to make any advances after December 31, 2017. Interest on the loan is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only were due monthly, through February 1, 2020, and afterward the principal balance is being paid in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be paid in full on or before July 31, 2022. The loan is secured by the West Killeen Market project and is guaranteed by Stratus until construction is completed and Stratus' West Killeen Market subsidiary is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter after completion of the project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a requirement that Stratus' West Killeen Market maintains a debt service coverage ratio of at least 1.35 to 1.00. During second-quarter 2020, Stratus entered into amendments to the West Killeen Market construction loan in which Stratus was granted a waiver of the debt service coverage ratio covenant until December 31, 2020, at which point the ratio is measured by reference to the three-month period then ended, and subsequently builds each quarter until measured by reference to the 12-month period ending September 30, 2021, and then on a trailing 12-month period for each quarter thereafter.

Amarra Villas credit facility. In 2016, a Stratus subsidiary entered into the Amarra Villas credit facility to finance construction of the Amarra Villas project. On March 19, 2019, two Stratus subsidiaries entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility, which was scheduled to mature on July 12, 2019. The new loan agreement provides for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date to March 19, 2022. Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125 million and a debt-to-gross asset value of less than 50 percent. At December 31, 2020, Stratus had $13.9 million available under its $15.0 million Amarra Villas credit facility. As a result of entering into this new loan agreement, Stratus recognized a loss on early extinguishment of debt of $16 thousand in 2019. Principal paydowns occur as homes are sold, and additional amounts are borrowed as additional homes are constructed. The loan is secured by the Amarra Villas project and guaranteed by Stratus. The Amarra Villas credit facility requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1 million.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations.

Interest Payments. Interest paid on debt totaled $8.4 million in 2020 and $7.3 million in 2019.

Maturities. Maturities of debt based on the principal amounts and terms outstanding at December 31, 2020, and excluding debt related to The Saint Mary included in liabilities held for sale, total $10.7 million in 2021, $165.4 million in 2022, $45.2 million in 2023, $2.9 million in 2024, $3.1 million in 2025 and $125.9 million thereafter.

NOTE 7. INCOME TAXES
Stratus’ provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2020	2019
Current	$(8,449)	$435
Deferred	12,267	(318)
Provision for income taxes	$3,818	$117

The components of deferred income taxes follow (in thousands):

	December 31,
	2020	2019
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$8,622	$9,333
Employee benefit accruals	834	773
Deferred income	11	498
Charitable contribution carryforward	208	161
Other assets	3,704	3,283
Net operating loss credit carryforwards	444	1,583
Other liabilities	(3,095)	(3,320)
Valuation allowance	(10,684)	—
Deferred tax assets, net	$44	$12,311

The decrease in Stratus' net deferred tax assets is primarily attributed to a valuation allowance recorded in 2020 totaling $10.7 million. In evaluating the recoverability of the deferred tax assets, management considered available positive and negative evidence, giving greater weight to the recent current losses and uncertainty regarding projected future financial results. Upon a change in facts and circumstances, management may conclude that sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance in the future, which would favorably impact Stratus' results of operations. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized. Stratus’ future results of operations may be favorably impacted by reversals of valuation allowances if Stratus is able to demonstrate sufficient positive evidence that its deferred tax assets will be realized.

Reconciliations of the U.S. federal statutory tax rate to Stratus’ effective income tax rate follow (dollars in thousands):

	Years Ended December 31,
	2020			2019
	Amount		Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$4,338		21%	$493	21%
Adjustments attributable to:
Change in valuation allowance	(10,693)		(52)	—	—
Noncontrolling interests	(354)		(2)	(1)	—
State taxes	(325)		(1)	(420)	(18)
Executive compensation limitation	(183)		(1)	(111)	(5)
Change in statutory rate	3,539	[a]	17	—	—
Other	(140)		(1)	(78)	(3)
Provision for income taxes	$3,818		(19)%	$117	(5)%

a.The CARES Act allows Stratus to carry back losses to 2017 when the U.S. corporate tax rate was 35 percent, resulting in this discrete tax benefit. The CARES Act provides retroactive tax provisions and other stimulus measures to affected companies including the ability to carry back net operating losses, raising the limitation on the deductibility of interest expense, technical corrections to accelerate tax depreciation for qualified improvement property, and delaying the payment of employer payroll taxes.

Stratus paid federal income taxes and state margin taxes totaling $0.5 million in 2020 and $0.6 million in 2019. Stratus received income tax refunds of $1.7 million in 2020 and less than $0.1 million in 2019.

In connection with the CARES Act and the ability to carry back net operating losses, Stratus has filed for a $1.9 million U.S. federal tax refund for 2019 and plans to file for a $5.3 million refund for 2020.

Uncertain Tax Positions. During the two years ended December 31, 2020, Stratus recorded unrecognized tax benefits related to state margin tax filing positions and federal examinations. A summary of the changes in unrecognized tax benefits follows (in thousands):

	Years Ended December 31,
	2020	2019
Balance at January 1	$198	$314
Additions for tax positions related to prior years	12	24
Subtractions for tax positions related to prior years	—	(140)
Balance at December 31	$210	$198

As of December 31, 2020, Stratus had $0.2 million of unrecognized tax benefits that if recognized would affect its annual effective tax rate. During 2021, approximately $0.2 million of unrecognized tax benefits could be recognized as a result of the expiration of statutes of limitations and completion of federal and state examinations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive loss. As of December 31, 2020, less than $0.1 million of such interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2015, and state margin tax examinations for the years prior to 2016. Currently, Stratus is under examination by the Internal Revenue Service for tax years 2015 to 2017.

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS
Equity
Share Purchase Program.  In November 2013, Stratus’ Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2020 or 2019. As of December 31, 2020, 991,695 shares remained available under this program.

Stratus' ability to pay dividends on its common stock and repurchase shares of its common stock is restricted by the terms of its Comerica Bank credit facility, which prohibit Stratus from paying any dividends or repurchasing shares in excess of $1.0 million without the bank's prior written consent.

Stock-based Compensation
Stock Award Plans.  Stratus currently has three stock-based compensation plans with awards available for grant. The 2017 and 2013 Stock Incentive Plans were each approved by Stratus’ stockholders, and provide for the issuance of stock-based compensation awards (including stock options and RSUs), relating to 180,000 shares of Stratus common stock. The plans permit awards to Stratus employees, non-employee directors and consultants. Stratus’ 1996 Stock Option plan for Non-Employee Directors provides for the issuance of stock options only to Stratus' non-employee directors, although Stratus’ current non-employee director compensation program does not provide for the grant of stock options. Stratus common stock issued upon option exercises or RSU vestings represents newly issued shares of common stock. Awards with respect to 115,650 shares under the 2017 Stock Incentive Plan, 15,100 shares under the 2013 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2020.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for RSUs, the only stock-based awards granted over the last several years, totaled $0.7 million for 2020 and $0.4 million for 2019. Stock-based compensation costs are capitalized when appropriate. Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

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

A summary of outstanding unvested RSUs as of December 31, 2020, and activity during the year ended December 31, 2020, is presented below:

	Number of RSUs	Aggregate Intrinsic Value ($000)
Balance at January 1	62,700
Granted	43,700
Vested	(25,050)
Forfeited	(7,150)
Balance at December 31	74,200	$1,892

The total fair value of RSUs granted was $0.8 million for 2020 and $0.6 million for 2019. The total intrinsic value of RSUs vested was $0.6 million during both 2020 and 2019. As of December 31, 2020, Stratus had $1.2 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.5 years.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2020	2019
Stratus shares tendered to pay the minimum required taxes[a]	3,839	9,517
Amounts Stratus paid for employee taxes	$91	$249
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.4 million in 2020 and $0.6 million in 2019.

Profit Participation Incentive Plan. In 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Under the Plan, 25 percent of the profit for each approved project following a capital transaction (each as defined in the Plan) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonuses under the Plan are payable in cash prior to March 15th of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the Plan are limited to no more than four times the executive officer’s base salary, and any amounts due under the Plan in excess of that amount will be converted to an equivalent number of stock-settled RSUs with a one-year vesting period.
If a capital transaction has not occurred prior to the third anniversary of the date an approved project is substantially complete (a valuation event), the Committee will obtain a third-party appraisal of the approved project as of the valuation event. Based on the appraised value, the Committee will determine if any profit would have been generated after applying the hurdles described above, and if so, the amount of any bonus that would have been attributable to each participant. Any such amount will convert into an equivalent number of stock-settled RSUs based on the 12-month trailing prices of Stratus common stock during the year of the valuation event. The RSUs will be granted in the year following the valuation event and will vest in annual installments over a three-year period, provided that the participant satisfies the applicable service conditions. The fair value of the RSUs will be determined based on the price of Stratus' common stock on the date of grant. If the grant date fair value exceeds the bonus amount, the incremental portion will be amortized ratably over the three-year vesting period. If a participant leaves Stratus and forfeits their RSUs, Stratus is able to reverse the expense associated with that award.

In 2018, the Committee designated seven existing development projects as approved projects under the Plan, and allocated participation interests in profit pools of each approved project to certain officers, employees and consultants. During 2019, the Committee designated Magnolia Place as an approved project under the Plan. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus' equity and preferred return including costs to complete for projects under development. The primary fair value assumptions used at December 31, 2020, were projected cash flows, estimated capitalization rates ranging from 3.5 percent to 7.5 percent, projected service periods for each project ranging from 2.2 years to 6.2 years, and estimated transaction costs of approximately 1.0 percent to 7.1 percent.

On October 17, 2020, West Killeen Market (an approved project under the Plan) reached a valuation event. The profit pool is $1.2 million and was paid in an equivalent number of stock-settled RSUs in March 2021. The sale of The Saint Mary (also an approved project under the Plan) in January 2021, was a capital transaction with a profit pool. The accrued liability under the Plan related to The Saint Mary project totaled $2.1 million at December 31, 2020, and is expected to be paid to eligible participants no later than March 15, 2022.

During 2020, Stratus accrued $1.3 million to project development cost and $2.4 million in general and administrative expense related to the Plan. During 2019, Stratus accrued $0.7 million to project development costs and $1.0 million in general and administrative expense related to the Plan. The accrued liability for the Plan totaled $6.2 million at December 31, 2020, and $2.5 million at December 31, 2019 (included in other liabilities). As of December 31, 2020, no amounts had been paid to participants under the Plan.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling $1.5 million at December 31, 2020.

Letters of Credit.  As of December 31, 2020, Stratus had a $150 thousand letter of credit committed against its credit facility with Comerica Bank (see Note 6).

Rental Income.  As of December 31, 2020, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases of developed retail space and ground leases, totaled $8.5 million in 2021, $8.4 million in 2022, $8.1 million in 2023, $7.7 million in 2024, $7.2 million in 2025 and $85.6 million thereafter, with the longest lease extending through 2118.

HEB Profit Participation. HEB has profit participation rights in the Jones Crossing, Kingwood Place, Lakeway and New Caney projects. HEB is entitled to 10 percent of any cash flow from operations or profit from the sale of these properties after Stratus receives a return of its equity plus a preferred return of 10 percent. Stratus may enter into similar profit participation agreements for future projects.

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

Operating lease costs were $1.4 million for both the year 2020 and the year 2019. Stratus paid $223 thousand during 2020 and $220 thousand in 2019 for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2020 and 2019, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent and the weighted-average remaining lease term was 94 years.

The future minimum payments for leases recorded on the consolidated balance sheet at December 31, 2020, follow (in thousands):

2021	$166
2022	454
2023	514
2024	671
2025	669
Thereafter	109,209
Total payments	111,683
Present value adjustment	(98,414)
Present value of net minimum lease payments	$13,269

Circle C Settlement.  In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The city of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2020, Stratus had permanently used $12.8 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and Stratus defers recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.5 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2020. Available credit bank capacity was $2.6 million at December 31, 2020.

Deferred Gain on Sale of The Oaks at Lakeway. In 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. The Oaks at Lakeway is an HEB Grocery Company, L.P. (HEB)-anchored retail project located in Lakeway, Texas. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus’ master lease payment obligations. The master leases contain annual scheduled rent increases. The 99-year hotel pad master lease has been terminated, and master lease obligations for certain retail spaces and pad sites have been released as Stratus has executed and assigned leases to the purchaser. Stratus’ master lease payment obligation, net of rent payments received, currently approximates $120 thousand per month, of which approximately $50 thousand relates to the in-line retail space master lease, which expires in February 2022 and approximately $70 thousand relates to the pad site master lease, which expires in February 2027. To the extent additional leases are executed and assigned to the purchaser in the future, the master lease obligation will decline further.

At the date of sale, Stratus allocated the purchase price for The Oaks at Lakeway between two performance obligations based on the relative fair values of each. The first performance obligation, to deliver the completed and leased portion of the property, was performed on the date of sale. The second performance obligation was to complete construction of the remaining buildings and leasing of the vacant space. The obligations under master leases were considered variable consideration, and monthly payments are recorded as reductions to the contract liability.

Stratus recognized a gain of $24.3 million related to the first performance obligation in 2017. A contract liability of $6.2 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2020, compared with $7.7 million at December 31, 2019. The reduction in the deferred gain balance primarily reflects master lease payments. The contract liability, as reduced by future master lease payments, may be recognized as additional gain in the future as Stratus fulfills the remaining performance obligation.

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

NOTE 10. BUSINESS SEGMENTS
Stratus has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a future multi-family phase; and one condominium unit at the W Austin Residences in Block 21, which was sold in February 2021); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes The Santal, West Killeen Market, The Saint Mary, office and retail space at Block 21 and completed portions of Lantana Place, Jones Crossing and Kingwood Place. The Saint Mary was sold in January 2021 (see Note 4 for further discussion).

The Hotel segment includes the W Austin Hotel located at Block 21 in downtown Austin, Texas.

The Entertainment segment includes ACL Live, a live music and entertainment venue, and 3TEN ACL Live, both located at Block 21. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, the longest running music series in American television history.

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

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Years Ended December 31,
	2020	2019
Real Estate Operations:
Developed property sales	$21,789	$13,549
Undeveloped property sales	700	—
Commissions and other	124	267
	22,613	13,816
Leasing Operations:
Rental revenue	23,257	18,542
	23,257	18,542
Hotel:
Rooms, food and beverage	8,742	33,054
Other	1,170	2,193
	9,912	35,247
Entertainment:
Event revenue	4,594	22,003
Other	639	2,570
	5,233	24,573

Total Revenues from Contracts with Customers	$61,015	$92,178

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Hotel		Entertainment		Eliminations and Other[b]		Total
Year Ended December 31, 2020:
Revenues:
Unaffiliated customers	$22,613	$23,257		$9,912		$5,233		$—		$61,015
Intersegment	17	891		102		14		(1,024)		—
Cost of sales, excluding depreciation	18,533	12,611	[c]	15,436	[d]	7,082		(312)		53,350
Depreciation	228	8,189		3,810	[e]	1,672	[e]	(229)		13,670
General and administrative expenses	—	—		—		—		15,036		15,036
Income from forfeited earnest money	—	—		—		—		(15,000)	[f]	(15,000)
Operating income (loss)	$3,869	$3,348		$(9,232)		$(3,507)		$(519)		$(6,041)
Capital expenditures and purchases and development of real estate properties	$13,775	$5,203		$837		$151		$—		$19,966
Total assets at December 31, 2020	161,581	236,549	[g]	90,831		33,827		21,228		544,016

Year Ended December 31, 2019:
Revenues:
Unaffiliated customers	$13,816		$18,542		$35,247	$24,573	$—	$92,178
Intersegment	18		931		284	445	(1,678)	—
Cost of sales, excluding depreciation	9,758	[h]	9,420		26,984	18,871	(725)	64,308
Depreciation	246		6,159		3,389	1,481	(269)	11,006
General and administrative expenses	—		—		—	—	12,384	12,384
Gain on sales of assets	—		(5,683)	[i]	—	—	—	(5,683)
Operating income (loss)	$3,830		$9,577		$5,158	$4,666	$(13,068)	$10,163
Capital expenditures and purchases and development of real estate properties	$11,277		$61,245		$1,167	$138	$—	$73,827
MUD reimbursements applied to real estate under development[h]	1,133		10		—	—	—	1,143
Total assets at December 31, 2019	161,912		235,476	[g]	96,577	42,328	25,075	561,368
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

c.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
d.Includes a $1.6 million charge related to the write-off of capitalized hotel remodel costs, partially offset by a $0.8 million credit related to recovery under a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.
e.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.
f.Represents income from earnest money received as a result of Ryman's termination of the agreements to sell Block 21.
g.Includes assets held for sale at The Saint Mary, which totaled $36.5 million at December 31, 2020, and $37.3 million at December 31, 2019. The Saint Mary was sold in January 2021.
h.Stratus received $4.8 million of proceeds related to MUD reimbursements of infrastructure costs incurred for development of Barton Creek. Of the total amount, Stratus recorded $1.1 million as a reduction of real estate under development on the consolidated balance sheets and $3.4 million as a reduction in real estate cost of sales.
i.Includes the sale of Barton Creek Village and a retail pad subject to a ground lease located in the Circle C community.

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2021 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibit and Financial Statement Schedules

(a)(1).    Financial Statements.

The consolidated statements of comprehensive loss, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).     Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated December 9, 2019 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.3	Membership Interest Purchase Agreement, dated December 9, 2019 between Stratus Block 21, Investments, L.P. and Ryman Hospitality Properties, Inc.		8-K	001-37716	12/11/2019

2.4	Termination Letter dated May 21, 2020 with respect to Block 21 purchase agreements.		8-K	001-37716	5/22/2020

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	3/15/2021

3.2	Certificate of Elimination of the Series C Participating Cumulative Preferred Stock of the Company, dated September 22, 2020.		8-K	001-37716	9/22/2020

3.3	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.	X

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate		8-A/A	000-19989	8/26/2010

4.5	Stockholder Rights Agreement, dated as of September 22, 2020, by and between Stratus Properties Inc. and Computershare Inc., as rights agent (which includes the Form of Rights Certificate as Exhibit C thereto).		8-A	001-37716	9/22/2020

4.6	Amendment to Stockholder Rights Agreement, dated as of March 12, 2021, by and between Stratus Properties Inc. and Computershare Inc., as Rights Agent.		8-K	001-37716	3/15/2021

10.1	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	001-37716	3/15/2016

10.2	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.3	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.4	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.5	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.6	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.7	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.8	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.9	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.10	Construction Loan Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.11	Promissory Note by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated September 1, 2017.		8-K	001-37716	9/7/2017

10.12	Loan Modification Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated January 30, 2019.		10-Q	001-37716	11/9/2020

10.13	Second Loan Modification Agreement by and between College Station 1892 Properties, L.L.C. and Southside Bank, dated January 23, 2020.		10-Q	001-37716	11/9/2020

10.14	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.15	Promissory Note by and between Lantana Place, L.L.C, and Southside Bank dated April 28, 2017.		8-K	001-37716	5/3/2017

10.16	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.17	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective June 19, 2020.		10-Q	001-37716	6/25/2020

10.18	Second Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 4, 2021.	X

10.19	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.20	Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank dated December 6, 2018.		8-K	001-37716	12/12/2018

10.21	Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

10.22	Amended and Restated Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

10.23	Amended and Restated Limited Partnership Agreement of The Saint Mary, L.P. entered into by and among The Saint Mary GP, L.L.C., Circle C Land, L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.24	Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.25	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/18/2019

10.26	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.	X

10.27	Loan and Security Agreement by and between Santal, L.L.C., as borrower and ACRC Lender LLC, as lender, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.28	Note by and between Santal, L.L.C. and ACRC Lender LLC, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.29*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.30*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.31*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.32*	Form of Notice of Grant of Nonqualified Stock Options under the Stratus Properties Inc. stock incentive plans (adopted January 2011).		10-K	000-19989	3/31/2011

10.33*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015

10.34*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.35*	Stratus Properties Inc. Performance Incentive Awards Program, as amended, effective December 30, 2008.		10-Q	000-19989	5/5/2009

10.36*	Stratus Properties Inc. 1996 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	000-19989	5/10/2007

10.37*	Stratus Properties Inc. Director Compensation.		10-K	001-37716	3/16/2018

10.38*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2019.		10-K	001-37716	3/18/2019

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.39*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2019.		10-K	001-37716	3/18/2019

10.40*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

10.41*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan for Non-Employee Director Grants (adopted May 2019).		10-Q	000-19989	5/10/2019

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Power of Attorney (included on signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2021.

STRATUS PROPERTIES INC.

By:      /s/ William H. Armstrong III
William H. Armstrong III
Chairman of the Board, President and Chief Executive Officer

Power of Attorney. BE IT KNOWN: that each person whose signature appears below constitutes and appoints William H. Armstrong III, Erin D. Pickens and Kenneth N. Jones, and each of them acting individually, his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any other act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William H. Armstrong III	Chairman of the Board, President	March 15, 2021
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President	March 15, 2021
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

/s/ C. Donald Whitmire, Jr.	Vice President and Controller	March 15, 2021
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

/s/ Kate B. Henriksen	Director	March 15, 2021
Kate B. Henriksen

/s/ James E. Joseph	Director	March 15, 2021
James E. Joseph

/s/ James C. Leslie	Director	March 15, 2021
James C. Leslie

/s/ Michael D. Madden	Director	March 15, 2021
Michael D. Madden

/s/ Charles W. Porter	Director	March 15, 2021
Charles W. Porter

/s/ Neville L. Rhone Jr.	Director	March 15, 2021
Neville L. Rhone Jr.

S-1