Form 10-Q
period 2021-03-31
STRATUS PROPERTIES INC
filed 2021-05-17
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 30, 2021, there were issued and outstanding 8,234,828 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$12,560	$12,434
Restricted cash	18,682	21,749
Real estate held for sale	2,000	4,204
Real estate under development	110,464	98,137
Land available for development	43,555	53,432
Real estate held for investment, net	283,899	286,529
Lease right-of-use assets	10,784	10,871
Other assets	19,927	20,144
Assets held for sale - The Saint Mary	—	36,516
Total assets	$501,871	$544,016

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,659	$8,047
Accrued liabilities, including taxes	5,477	12,868
Debt	339,213	351,055
Lease liabilities	13,467	13,269
Deferred gain	5,936	6,173
Other liabilities	15,585	17,233
Liabilities held for sale - The Saint Mary	—	25,607
Total liabilities	388,337	434,252

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	188,121	186,777
Accumulated deficit	(57,413)	(66,357)
Common stock held in treasury	(21,753)	(21,600)
Total stockholders’ equity	109,049	98,914
Noncontrolling interests in subsidiaries	4,485	10,850
Total equity	113,534	109,764
Total liabilities and equity	$501,871	$544,016

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Real estate operations	$6,621	$12,336
Leasing operations	5,167	5,732
Hotel	2,118	5,911
Entertainment	609	4,155
Total revenues	14,515	28,134
Cost of sales:
Real estate operations	4,344	10,255
Leasing operations	2,377	3,082
Hotel	2,902	5,899
Entertainment	1,307	3,098
Depreciation	3,002	3,633
Total cost of sales	13,932	25,967
General and administrative expenses	4,544	2,815
Gain on sale of assets	(22,931)	—
Total	(4,455)	28,782
Operating income (loss)	18,970	(648)
Interest expense, net	(3,035)	(3,915)
Loss on interest rate derivative instruments	—	(121)
Loss on early extinguishment of debt	(63)	—
Other income, net	3	19
Income (loss) before income taxes and equity in unconsolidated affiliates' loss	15,875	(4,665)
(Provision for) benefit from income taxes	(207)	2,518
Equity in unconsolidated affiliates' loss	(2)	—
Net income (loss) and total comprehensive income (loss)	15,666	(2,147)
Total comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(6,722)	1,077
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$8,944	$(1,070)

Net income (loss) per share attributable to common stockholders:
Basic	$1.09	$(0.13)
Diluted	$1.08	$(0.13)

Weighted-average common shares outstanding:
Basic	8,223	8,200
Diluted	8,273	8,200

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$15,666	$(2,147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,002	3,633
Cost of real estate sold	3,112	8,146
Gain on sale of assets	(22,931)	—
Loss on early extinguishment of debt	63	—
Amortization of debt issuance costs and stock-based compensation	529	538
Equity in unconsolidated affiliates' loss	2	—
Deferred income taxes	—	2,477
Loss on interest rate derivative instruments	—	121
Purchases and development of real estate properties	(2,489)	(6,222)
Decrease in deposits	(20)	(185)
Decrease (increase) in other assets	238	(3,967)
Decrease in accounts payable, accrued liabilities and other	(7,543)	(6,828)
Net cash used in operating activities	(10,371)	(4,434)

Cash flow from investing activities:
Capital expenditures	(1,009)	(2,328)
Proceeds from sale of assets	59,488	—
Payments on master lease obligations	(270)	(287)
Other, net	(5)	—
Net cash provided by (used in) investing activities	58,204	(2,615)

Cash flow from financing activities:
Borrowings from credit facility	17,000	12,500
Payments on credit facility	(26,227)	(5,681)
Borrowings from project loans	458	5,905
Payments on project and term loans	(28,708)	(6,380)
Cash dividend paid on vested stock-based awards	(4)	(8)
Stock-based awards net payments	(153)	(91)
Distributions to noncontrolling interests	(13,087)	—
Financing costs	(53)	(81)
Net cash (used in) provided by financing activities	(50,774)	6,164
Net decrease in cash, cash equivalents and restricted cash	(2,941)	(885)
Cash, cash equivalents and restricted cash at beginning of year	34,183	38,591
Cash, cash equivalents and restricted cash at end of period	$31,242	$37,706

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total Stockholders' Equity
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Exercised and vested stock-based awards	19	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	182	—	—	—	182	—	182
Grant of restricted stock units under the Profit Participation Incentive Plan	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,087)	(13,087)
Total comprehensive income	—	—	—	8,944	—	—	8,944	6,722	15,666
Balance at March 31, 2021	9,377	$94	$188,121	$(57,413)	1,143	$(21,753)	$109,049	$4,485	$113,534

Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	162	—	—	—	162	—	162
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Total comprehensive loss	—	—	—	(1,070)	—	—	(1,070)	(1,077)	(2,147)
Balance at March 31, 2020	9,347	$93	$186,244	$(44,637)	1,137	$(21,600)	$120,100	$11,906	$132,006

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2020 (Stratus 2020 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments.

Operating results for the first quarter of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In particular, Stratus recognized a $22.9 million gain on the sale of assets in the first quarter of 2021 and the COVID-19 pandemic continued to affect Stratus' operations. As a result, this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance.

The preparation of Stratus’ consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, including those related to the potential impacts arising from the COVID-19 pandemic and related government actions, that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ materially from those estimates. As the impact of the COVID-19 pandemic continues to evolve, and the extent of its impact cannot be determined with certainty, estimates and assumptions about future events and their effects require increased judgement. Stratus’ assessment of the future magnitude and duration of the COVID-19 pandemic and related economic disruption, as well as other factors could result in material changes to the estimates used in and material impacts to Stratus’ consolidated financial statements in future reporting periods.

COVID-19 Pandemic Impact. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The World Health Organization designated the COVID-19 outbreak a pandemic in mid-March 2020. The impacts of the pandemic are expected to continue during 2021 but are anticipated to lessen through the year. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines and social distancing measures. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing the capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. While Stratus is ramping up its hotel and entertainment operations, it will continue to increase capacity gradually and safely and in compliance with all applicable regulations. As a result, the pandemic has had, and is expected to continue to have, a significant adverse impact on Stratus' business and operations, particularly on the hotel and entertainment segments. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, Stratus cannot predict its future impact on the company with any certainty.

Stratus’ revenue, operating income and cash flow in its hotel and entertainment segments were adversely impacted beginning late in the first quarter of 2020 and through the first quarter of 2021, and are expected to continue to be adversely impacted during 2021, although the adverse impacts are currently anticipated to lessen through the year. For example, while the hotel has remained open throughout the pandemic, average occupancy in the first quarter of 2021 was 21 percent, compared to 50 percent in the first quarter of 2020. However, the average occupancy in the first quarter of 2021 was higher than the average occupancy in the fourth quarter of 2020, which was 13 percent. Stratus' entertainment venues, ACL Live and 3TEN ACL Live, hosted a limited number of events with restricted capacity during first-quarter 2021.

Refer to Note 1 of the Stratus 2020 Form 10-K for further discussion of the pandemic's impacts on Stratus' business.

Subsequent Events. Stratus evaluated events after March 31, 2021, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

	Three Months Ended
	March 31,
	2021		2020
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$8,944		$(1,070)

Basic weighted-average shares of common stock outstanding	8,223		8,200
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	50	[a]	—	[b]
Diluted weighted-average shares of common stock outstanding	8,273		8,200

Basic net income (loss) per share attributable to common stockholders	$1.09		$(0.13)
Diluted net income (loss) per share attributable to common stockholders	$1.08		$(0.13)

a.Excludes 16 thousand shares of common stock associated with RSUs that were anti-dilutive.
b.Excludes 78 thousand shares of common stock associated with RSUs and stock options that were anti-dilutive as a result of the net loss.

3. RELATED PARTY TRANSACTIONS
The Saint Mary, L.P. In June 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included a $26.0 million construction loan with Texas Capital Bank, National Association and an $8.0 million private placement. As one of the participants in the private placement offering, LCHM Holdings, LLC (LCHM), a related party as a result of its greater than 5 percent beneficial ownership of Stratus’ common stock, purchased limited partnership interests representing a 6.1 percent equity interest in The Saint Mary, L.P. Refer to Note 2 of the Stratus 2020 Form 10-K for further discussion.

The Saint Mary, L.P. sold The Saint Mary property in January 2021. In connection with the sale, The Saint Mary, L.P. distributed $1.8 million to LCHM. Refer to Note 4 for further discussion.

Stratus Kingwood Place, L.P. In August 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a H-E-B, L.P.-anchored, mixed-use development project (Kingwood Place). As one of the participants in the private placement offering, LCHM purchased limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P. Refer to Note 2 of the Stratus 2020 Form 10-K for further discussion.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the Kingwood, L.P. (in thousands). The assets and liabilities of The Saint Mary (primarily the real estate held for investment and the related debt) are presented as held for sale in Stratus' consolidated balance sheets as of December 31, 2020.

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$437	$745
Real estate under development	2,380	2,380
Land available for development	8,155	8,143
Real estate held for investment	31,810	31,962
Other assets	2,060	2,195
Total assets	44,842	45,425
Liabilities:
Accounts payable and accrued liabilities	669	850
Debt	31,469	31,215
Total liabilities	32,138	32,065
Net assets	$12,704	$13,360
Other Transactions. Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's consulting services and expense reimbursements totaled $37 thousand in first-quarter 2021 and $39 thousand in first-quarter 2020.

4. DISPOSITIONS
The Saint Mary. In January 2021, The Saint Mary, L.P. sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, Stratus received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. Stratus recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in the first quarter of 2021. Stratus also recognized a $63 thousand loss on extinguishment of debt related to the repayment of The Saint Mary construction loan.

Stratus reported the assets and liabilities of The Saint Mary as held for sale in its December 31, 2020, consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities for The Saint Mary as of December 31, 2020, follow (in thousands):

Assets:
Real estate held for investment, net	$36,341
Other assets	175
Total assets held for sale	$36,516
Liabilities:
Accrued liabilities	$68
Debt	25,319
Other liabilities	220
Total liabilities held for sale	$25,607

The Saint Mary had rental revenue of $0.1 million in first-quarter 2021 prior to the sale and $0.7 million in first-quarter 2020. Interest expense, net of capitalized amounts, related to The Saint Mary construction loan was less than $0.1 million in first-quarter 2021 and $0.3 million in first-quarter 2020.

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

A summary of the carrying amount and fair value of Stratus' other financial instruments follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$339,213	$342,214	$351,055	$354,380

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT
The components of Stratus' debt are as follows (in thousands):

	March 31, 2021	December 31, 2020
Block 21 loan	$138,417	$139,013
The Santal loan	74,439	74,343
Comerica Bank credit facility	34,077	43,304
New Caney land loan	4,485	4,949
Paycheck Protection Program (PPP) loan	3,987	3,987
Construction loans:
Kingwood Place	31,469	31,215
Jones Crossing	22,370	22,377
Lantana Place	21,926	24,051
West Killeen Market	6,674	6,707
Amarra Villas credit facility	1,369	1,109
Total debt[a]	$339,213	$351,055
a.Includes net reductions for unamortized debt issuance costs of $1.9 million at March 31, 2021, and $2.2 million at December 31, 2020.

As of March 31, 2021, Stratus had $25.8 million available under its $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility.

In January 2021, Stratus entered into an amendment to the Lantana Place construction loan in which Stratus' Lantana Place subsidiary was granted a waiver of the debt service coverage ratio covenant until September 30, 2021, at which point the ratio is measured by reference to the three-month period then ended, and subsequently builds each quarter until measured by reference to the 12-month period ending June 30, 2022, and then on a trailing 12-month period for each quarter thereafter. As part of the January 2021 amendment, Stratus repaid $2.0 million in principal on the Lantana Place construction loan.

In March 2021, Stratus exercised its option to extend the New Caney land loan for an additional 12 months from March 8, 2021, to March 8, 2022, which required a principal payment of $0.5 million.

In April 2021, Stratus entered into an amendment to The Santal loan to (i) extend the maturity date from October 5, 2022, to October 5, 2024 (and remove two options to extend the maturity date for an additional 12 months); (ii) revise the interest rate from LIBOR (or, if applicable, a replacement rate) plus 2.85 percent, with a 4.80 percent floor, to LIBOR (or, if applicable, a replacement rate) plus 3.25 percent, with a 3.40 percent floor; (iii) eliminate the requirement that Stratus' Santal subsidiary make minimum amortization payments beginning in November 2022; (iv) extend the period during which The Santal loan may not be prepaid from April 2020 to June 2022; and (v) revise certain events or circumstances that would qualify as an event of default or violate the prohibition on conveyances under the applicable provisions.

In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. The PPP loan accrues interest at one percent and will mature on April 15, 2022, except for the portion that may be forgiven. The proceeds from the loan were to be used to retain workers and maintain payroll or make mortgage interest payments, lease payments and utility payments. Stratus intends to apply for forgiveness of its PPP loan prior to the June 2021 deadline; however, no assurance of full forgiveness can be provided.

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2020 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.3 million in first-quarter 2021 and $5.2 million in first-quarter 2020. Stratus' capitalized interest totaled $1.3 million in both first-quarter 2021 and first-quarter 2020, primarily related to development activities at Barton Creek.

7. PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Compensation Committee of Stratus' Board of Directors (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (the Plan), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the Plan. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Note 8 of the Stratus 2020 Form 10-K for further discussion.

During first-quarter 2021, Stratus added $0.2 million to project development costs and charged $0.5 million to general and administrative expense related to the Plan. In March 2021, Stratus granted 53,411 stock-settled RSUs with a grant-date value of $1.5 million, based on Stratus' stock price on the date of issuance, under the Plan for West Killeen Market, which reached a valuation event under the Plan in October 2020. Stratus transferred the $1.2 million accrued liability balance under the Plan for West Killeen Market to capital in excess of par value and will amortize the $0.3 million balance of the grant date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs. The sale of The Saint Mary in January 2021, was a capital transaction under the Plan. The accrued liability under the Plan related to The Saint Mary project totaled $2.2 million at March 31, 2021, and is expected to be paid in cash to eligible participants no later than March 15, 2022.

During first-quarter 2020, Stratus recorded a $49 thousand reduction to the accrued liability for the Plan of which $4 thousand reduced project development costs and $45 thousand reduced general administrative expenses. The accrued liability for the Plan totaled $5.7 million at March 31, 2021, and $6.2 million at December 31, 2020 (included in other liabilities). As of March 31, 2021, no amounts had been paid in cash to participants under the Plan.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes is further described in Notes 1 and 7 in the Stratus 2020 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $44 thousand at March 31, 2021, and December 31, 2020. Stratus' deferred tax assets had valuation allowances totaling $11.9 million at March 31, 2021, and $10.7 million at December 31, 2020. In evaluating the recoverability of the deferred tax assets, management considered available positive and negative evidence, giving greater weight to the recent current cumulative losses and uncertainty regarding projected future financial results. Upon a change in facts and circumstances, management may conclude that sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance in the future, which would favorably impact Stratus' results of operations. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized.

The difference between Stratus' consolidated effective income tax rate of 1 percent for the first three months of 2021 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to a forecasted taxable loss for 2021, noncontrolling interests in subsidiaries, the presence of a full valuation allowance against U.S. Federal deferred tax assets, and the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate of 54 percent for the first three months of 2020 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the CARES Act, which allowed Stratus to carryback losses to 2017 when the U.S. corporate tax rate was 35 percent, among other impacts, resulting in a first-quarter 2020 tax benefit of $1.3 million, and the Texas state margin tax.

9. BUSINESS SEGMENTS
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

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes The Santal, West Killeen Market, office and retail space at Block 21 and completed portions of Lantana Place, Jones Crossing and Kingwood Place. The Saint Mary was included in Leasing Operations until it was sold in January 2021 (see Notes 3 and 4 for further discussion).

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended March 31,
	2021	2020
Real Estate Operations:
Developed property sales	$4,040	$12,308
Undeveloped property sales	2,500	—
Commissions and other	81	28
	6,621	12,336
Leasing Operations:
Rental revenue	5,167	5,732

Hotel:
Rooms, food and beverage	1,760	5,075
Other	358	836
	2,118	5,911
Entertainment:
Event revenue	595	3,558
Other	14	597
	609	4,155

Total revenues from contracts with customers	$14,515	$28,134

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total

Three Months Ended March 31, 2021:
Revenues:
Unaffiliated customers	$6,621	$5,167		$2,118	$609	$—	$14,515
Intersegment	4	230		32	—	(266)	—
Cost of sales, excluding depreciation	4,333	2,381		2,902	1,425	(111)	10,930
Depreciation	56	1,711		880	401	(46)	3,002
General and administrative expenses	—	—		—	—	4,544	4,544
Gain on sale of assets	—	(22,931)	[c]	—	—	—	(22,931)
Operating income (loss)	$2,236	$24,236		$(1,632)	$(1,217)	$(4,653)	$18,970
Capital expenditures and purchases and development of real estate properties	$2,489	$919		$72	$18	$—	$3,498
Total assets at March 31, 2021	161,471	195,234		91,191	32,787	21,188	501,871

Three Months Ended March 31, 2020:
Revenues:
Unaffiliated customers	$12,336	$5,732		$5,911		$4,155		$—	$28,134
Intersegment	4	227		48		15		(294)	—
Cost of sales, excluding depreciation	10,182	3,088		5,908		3,226		(70)	22,334
Depreciation	59	2,047		1,105	[d]	483	[d]	(61)	3,633
General and administrative expenses	—	—		—		—		2,815	2,815
Operating income (loss)	$2,099	$824		$(1,054)		$461		$(2,978)	$(648)
Capital expenditures and purchases and development of real estate properties	$6,222	$2,283		$27		$18		$—	$8,550
Total assets at March 31, 2020	160,691	235,734	[e]	96,484		42,639		23,390	558,938
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Represents the gain on the January 2021 sale of The Saint Mary.
d.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.
e.Includes assets held for sale at The Saint Mary, which totaled $37.1 million at March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” herein and Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K for further discussion). In particular, the impacts of the COVID-19 pandemic continue to affect our operations. As a result, our performance during this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance. We expect continued uncertainty in our business and the global economy as a result of the duration and intensity of the COVID-19 pandemic and its related effects. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, real estate leasing, and the operation of hotel and entertainment businesses located in the Austin, Texas area, and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties, rental income from our leased properties and from our hotel and entertainment operations. Refer to Note 9 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Our portfolio consists of approximately 1,700 acres of undeveloped acreage and acreage under development for commercial and multi-family and single-family residential projects, as well as several completed commercial and residential projects. Our W Austin Hotel and our ACL Live and 3TEN ACL Live entertainment venues are located in downtown Austin at our Block 21 property and are central to the city's world-renowned, vibrant music scene.

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

In January 2021, we sold The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C community, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in the first quarter of 2021.

Our Board of Directors (Board) has authorized an in-depth exploration of a conversion from a C-Corporation to a real estate investment trust (REIT). We have engaged financial, tax, accounting and legal advisors, and the Board will closely monitor and evaluate the findings to ultimately determine if conversion to a REIT is in the best interest of our stockholders. If the Board determines to move forward, we expect the conversion would occur no earlier than 2022. We believe that the REIT conversion would require consent from our major lenders and amendments to our major debt agreements, among other third-party consents. We also expect to seek stockholder approval to implement provisions in our organizational documents consistent with a public REIT structure, if the Board ultimately determines that a REIT conversion is in stockholders’ best interests.

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC

Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The World Health Organization designated the COVID-19 outbreak a pandemic in mid-March 2020. The impacts of the pandemic are expected to continue during 2021 but are anticipated to lessen through the year. The pandemic has resulted in government restrictions of various degrees and effective at various times, resulting in limitations on normal daily activities for individuals and capacity restrictions and, in some cases, closures for many businesses. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing the capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. While we are ramping up our hotel and entertainment operations, we will continue to increase capacity gradually and safely and in compliance with all applicable regulations. We are optimistic about a post-pandemic recovery. We are encouraged by indications that the vaccines have been effective and believe they will help increase consumer confidence and deliver a resurgence in travel and live entertainment.

Impacts on our Business
The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our business and operations, particularly on the hotel and entertainment segments which were adversely impacted beginning late in the first quarter of 2020 and to date in 2021, and are expected to continue to be adversely impacted during 2021, although the impacts are anticipated to lessen through the year. For example, while the hotel has remained open throughout the pandemic, average occupancy in the first quarter of 2021 was 21 percent, compared to 50 percent in the first quarter of 2020. However, the average occupancy in the first quarter of 2021 was higher than the average occupancy in the fourth quarter of 2020, which was 13 percent. Our entertainment venues, ACL Live and 3TEN ACL Live, hosted a limited number of events with restricted capacity during first-quarter 2021. Our team continues to create innovative programming at our entertainment venues, and we currently expect to see improved results as schedules are filled and capacity increases over time. The extent to which the adverse impacts of the pandemic continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel and entertainment demand may remain weak for a significant length of time, and attractions and events that previously brought visitors and artists to the city of Austin may not proceed or may proceed with limited capacity.

The Austin market, as well as the other Texas markets where we operate, continue to rebound from pandemic lows. Our residential properties have been positively impacted by home-centric trends resulting from the pandemic and from the increased attractiveness of Austin, Texas as a desirable place to live. For example, we have sold almost all of our single-family lot inventory at Barton Creek at attractive prices. However, with increased demand and construction activity in our markets, we have also experienced cost increases in certain construction materials, particularly lumber. We continue to actively manage and monitor these costs. In addition, the ongoing trend toward online shopping has accelerated during the COVID-19 pandemic. We have been adjusting to these retail trends by incorporating more multi-family residential space and more food and beverage and entertainment space into our development plans.

Despite the COVID-19 pandemic, we have continued to advance our land planning, engineering and permitting activities. In the first quarter of 2021, we completed site clearing on The Saint June, a 182-unit multi-family project in Barton Creek. In April 2021, we announced development plans for Holden Hills, a new residential development formerly known as Section KLO, in the Barton Creek community. The project consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on sustainability and energy conservation.

As a result of the COVID-19 pandemic, and beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of our retail leasing tenants, which had closed or were operating at significantly reduced capacities. Rent deferrals with our retail tenants resulted in a reduction of scheduled base rent collections of 10 percent during the period from April through December 2020. The deferred rents are scheduled to be collected over a 12-month or 24-month period that started in January 2021. During the first quarter of 2021, we began collecting these rent deferrals and as of March 31, 2021, all of our retail tenants that were open prior to the pandemic had reopened, although some were still operating at reduced capacity. Further, despite the pandemic, we have added new tenants and all of our tenants are currently paying rent per their leases, as well as monthly payments pursuant to the base rent deferral arrangements. At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, with no material decline in rent collections or occupancy.

Our previously disclosed transaction to sell Block 21 for $275 million was terminated by the purchaser in May 2020 as a result of the negative impact on capital markets and the overall economic environment caused by the COVID-19 pandemic. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on the company with any certainty.

At this time, we are focusing on taking action to maintain liquidity and control costs; closing on asset sales in our real estate operations segment; closely monitoring our income-producing properties and continuing to lease up certain properties; regularly communicating with our lenders and investor groups; advancing our land planning, engineering and permitting activities; and evaluating refinance opportunities for our larger, stabilized assets to take advantage of historic low interest rates. As previously discussed, we are also moving forward to complete the financing for The Saint June, and to secure financing for our Holden Hills and Magnolia Place developments. Further, we are considering a refinancing of our Jones Crossing construction loan.

Impacts on our Liquidity and Capital Resources
As of March 31, 2021, we had $25.8 million available under our $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility. During the pandemic we have proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. See Note 6 for further discussion.

With respect to our Block 21 loan, Stratus Block 21, LLC, our wholly owned subsidiary that owns Block 21 (the Block 21 subsidiary) continues to not meet the quarterly debt service coverage ratio test resulting in a "Trigger Period," which is not a default but restricts our ability to receive cash distributions from the project. Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million during 2020 and $5.0 million during first-quarter 2021, and based on current projections, we expect to make additional contributions of approximately $12 million through early 2022.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially and that our anchor tenant at Lantana Place will renew its lease on terms acceptable to us, (3) that we close on projected asset sales in our real estate operations segment, including certain land sales at our mixed-use properties, on anticipated terms, and (4) that we are able to secure anticipated financing for certain development projects. No assurances can be given that the results anticipated by our projections will occur. See Note 6 and “Capital Resources and Liquidity” below for further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

OVERVIEW OF FINANCIAL RESULTS FOR FIRST-QUARTER 2021

Our net income attributable to common stockholders totaled $8.9 million, or $1.08 per share, in first-quarter 2021, compared with a net loss of $1.1 million, or $0.13 per share, in first-quarter 2020. Our net income attributable to common stockholders in first-quarter 2021, compared to the net loss in first-quarter 2020, was primarily the result of the $22.9 million gain on the sale of The Saint Mary in January 2021 ($16.2 million net of noncontrolling interests), partially offset by operating losses from our hotel and entertainment segments caused by the pandemic in the first quarter of 2021.
Our revenues totaled $14.5 million in first-quarter 2021, compared with $28.1 million in first-quarter 2020. The decrease in revenues in first-quarter 2021, compared to first-quarter 2020, primarily reflects decreases in revenue from our hotel and entertainment segments caused by the pandemic and from a decrease in the number of developed residential lots and homes sold as available inventory decreased. See "Results of Operations" below for further discussion of our segments.
UPDATE ON PROJECT AND DEVELOPMENT ACTIVITIES

Current Residential Activities.
In first-quarter 2021, we sold two Amarra Drive Phase III lots, a five-acre multi-family tract of land in Amarra Drive and our last remaining condominium unit at the W Austin Residences for a total of $6.5 million. For further discussion, see "Results of Operations — Real Estate Operations." As of March 31, 2021, three developed Amarra Drive Phase III lots remained unsold, one of which was under contract and subsequently sold in April 2021 for $0.6 million.
The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven homes during 2017 and 2018. We sold the last two completed homes in 2019. We began construction of the next two Amarra Villas homes during the first quarter of 2020, which are expected to be completed in mid-2021. As of May 10, 2021, one home was under contract, and a contract had been signed to sell one home on which we began construction in second-quarter 2021. As of May 10, 2021, a total of 11 units (1 of which is under construction and 10 of which construction has not started) remain available of the initial 20-unit development.

The Santal, a garden-style luxury apartment complex consisting of 448 units in Section N in the Barton Creek community, is fully leased and stabilized.

For further discussion of our multi-family and single-family residential properties, see MD&A in our 2020 Form 10-K.

Current Commercial Activities.
We have constructed approximately 152,000 square feet of retail space at Kingwood Place, including an HEB grocery store, and we have signed ground leases on two of the retail pads. Three pad sites remain available for lease. As of March 31, 2021, we had signed leases for approximately 85 percent of the retail space, including the HEB grocery store. We continue to advance the potential multi-family project at Kingwood Place, which is currently planned for approximately 275 units.

Lantana Place is a partially developed, mixed-use development project located in southwest Austin. As of March 31, 2021, we had signed leases for approximately 85 percent of the retail space in the first phase, including the anchor tenant, Moviehouse & Eatery (Moviehouse). In July 2020, we entered into a new six-month lease agreement with Moviehouse in which rent is based on a percentage of Moviehouse's revenue. The new lease was amended in December 2020 to extend the term through June 30, 2021. We are currently in discussions with Moviehouse to extend this lease. We also have a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019 and is expected to be completed in June 2021. We rezoned a portion of the Lantana property for a potential multi-family development of up to 320 units.

As of March 31, 2021, we had signed leases for substantially all of the retail space at the first phase of Jones Crossing, an HEB-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent HEB grocery store. Block 21's Class A leasable office space was approximately 60 percent leased as of March 31, 2021, including 9,000 square feet occupied by our corporate office, and the retail space was substantially fully leased as of March 31, 2021. Currently, we are considering a refinance of the Jones Crossing construction loan to improve loan terms and take advantage of the low-interest rate market.

For further discussion of our commercial properties, see MD&A in our 2020 Form 10-K.

Projects in Planning.
We are advancing the planning and permitting process for development of future phases of Barton Creek, including Holden Hills, a new residential development formerly known as Section KLO, and commercial and multi-family Section N.

Holden Hills, our final residential development within the Barton Creek community, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on sustainability and energy conservation. The city of Austin and Travis County approved initial subdivision permit applications for Holden Hills in October 2019 and the engineering for roads and utilities for the initial phase has been completed. We anticipate securing final permits in the second or third quarter of 2021. We currently expect to complete site work for phase one, including the construction of road, utility, drainage and other required infrastructure, approximately 17 months from the issuance of the final permits. Accordingly, our projections anticipate that we would begin sales in Holden Hills in late 2022 or early 2023. Phases one and two of the Holden Hills development plan encompass the development of the home sites. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.

Using a conceptual approach similar to that used for Holden Hills, we are also evaluating a redesign of Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity, resulting in a significant potential increase in development density, as compared to our prior plans.

These potential development projects require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Holden Hills and Section N will require significant capital, which we currently intend to pursue through bank debt and third-party equity capital arrangements.

We are planning to proceed, subject to financing, with the first phase of development of Magnolia Place, a mixed-use project in Magnolia, Texas, currently planned for 18,410 square feet of commercial space, 9 pad sites, 194 single-family lots and 495 multi-family units. Magnolia Place will be shadow-anchored by a 95,000-square-foot HEB grocery store to be constructed by HEB on an adjoining 18-acre site owned by HEB, with a targeted opening date in May 2022. We have targeted the commencement of construction on Magnolia Place for June 2021, and are in the process of negotiating financing and terms with lenders and HEB. We are also evaluating a sale of the land for the single-family residential component of Magnolia Place.

In March 2021, we completed site clearing on The Saint June, a 182-unit multi-family project within the Amarra subdivision. We expect to begin project construction in the second quarter of 2021, subject to completion of financing.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible joint ventures or other arrangements. As a result, and because of the COVID-19 pandemic and numerous other factors affecting our business activities as described herein and in our 2020 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs.

The following table summarizes our operating results for the first quarters of 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
Operating income (loss):
Real Estate Operations[a]	$2,236		$2,099
Leasing Operations	24,236	[b]	824
Hotel	(1,632)		(1,054)
Entertainment	(1,217)		461
Corporate, eliminations and other[c]	(4,653)		(2,978)
Operating income (loss)	$18,970		$(648)
Interest expense, net	$(3,035)		$(3,915)
Net (income) loss attributable to noncontrolling interests in subsidiaries	$(6,722)		$1,077
Net income (loss) attributable to common stockholders	$8,944		$(1,070)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes a $22.9 million gain on the sale of The Saint Mary.
c.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results for the first quarters of 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Developed property sales	$4,040	$12,308
Undeveloped property sales	2,500	—
Commissions and other	85	32
Total revenues	6,625	12,340
Cost of sales, including depreciation	4,389	10,241
Operating income	$2,236	$2,099

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Homes	Revenues	Average Cost Per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	—	$—	$—	2	$1,190	$208
Phase III lots	2	1,640	332	6	3,940	314
Homes built on Phase III lots	—	—	—	2	7,178	3,273

W Austin Residences at Block 21:
Condominium Unit	1	2,400	1,721	—	—	—
Total Residential	3	$4,040		10	$12,308

The decrease in revenues in first-quarter 2021, compared to first-quarter 2020, primarily reflects a decrease in the number of lots and homes sold during first-quarter 2021, compared to first-quarter 2020, as available inventory decreased.
Undeveloped Property Sales. During the first quarter of 2021, we sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales decreased to $4.4 million in first-quarter 2021 from $10.2 million in first-quarter 2020, primarily reflecting a decrease in the number of lots and homes sold during first-quarter 2021. First-quarter 2020 included the sale of two homes built on Amarra Drive Phase III lots that had higher average costs.

Leasing Operations
The following table summarizes our Leasing Operations results for the first quarters of 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental revenue	$5,397	$5,959
Rental cost of sales, excluding depreciation	2,381	3,088
Depreciation	1,711	2,047
Gain on sale of assets	(22,931)	—
Operating income	$24,236	$824

Rental Revenue. Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing, Kingwood Place, the office and retail space at Block 21, West Killeen Market, and The Saint Mary until our sale of it in January 2021. The decrease in rental revenue in first-quarter 2021, compared with first-quarter 2020 primarily reflects the sale of The Saint Mary. The Saint Mary had rental revenue of $0.1 million in first-quarter 2021 prior to the sale compared to $0.7 million in first-quarter 2020.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in first-quarter 2021, compared with first-quarter 2020, primarily as a result of the sale of The Saint Mary.

Gain on Sale of Assets. In January 2021, our subsidiary sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in the first quarter of 2021.

Hotel
The following table summarizes our Hotel results for the first quarters of 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Hotel revenue	$2,150	$5,959
Hotel cost of sales, excluding depreciation	2,902	5,908
Depreciation	880	1,105
Operating loss	$(1,632)	$(1,054)

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The decrease in Hotel revenues in first-quarter 2021, compared to first-quarter 2020, is primarily a result of lower room reservations and food and beverage sales as a result of the COVID-19 pandemic, which had a less significant impact in the first quarter of 2020 prior to the pandemic being declared in mid-March 2020. The hotel's average occupancy in the first quarter of 2021 was 21 percent, compared to 50 percent in the first quarter of 2020. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $51 in first-quarter 2021, compared with $150 in first-quarter 2020.

Our hotel operations are beginning to show improvement compared to during the peak of the pandemic in 2020. The average occupancy in the first quarter of 2021 of 21 percent was higher than the average occupancy in the fourth quarter of 2020, which was 13 percent. In addition, RevPAR of $51 for first-quarter 2021 was up from $31 in fourth-quarter 2020.

Hotel Cost of Sales. The decrease in Hotel cost of sales, excluding depreciation, in first-quarter 2021, compared to first-quarter 2020, is primarily a result of lower room reservations and food and beverage sales. The decrease in depreciation in first-quarter 2021, compared to first-quarter 2020, is primarily because of a $202 thousand adjustment made in first-quarter 2020 for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

Entertainment
The following table summarizes our Entertainment results for the first quarters of 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Entertainment revenue	$609	$4,170
Entertainment cost of sales, excluding depreciation	1,425	3,226
Depreciation	401	483
Operating (loss) income	$(1,217)	$461

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues decreased in first-quarter 2021, compared to first-quarter 2020, which primarily reflects the COVID-19 pandemic preventing a full show schedule, with reduced capacity at events that could be held. Our team continues to create innovative programming at our entertainment venues, and we currently expect to see improved results as schedules are filled and capacity increases over time.
Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended March 31,
	2021	2020
ACL Live
Events:
Events hosted	28	38
Estimated attendance	3,416	45,446
Ticketing:
Number of tickets sold	3,710	37,703
Gross value of tickets sold (in thousands)	$373	$1,881

3TEN ACL Live
Events:
Events hosted	22	36
Estimated attendance	1,828	7,455
Ticketing:
Number of tickets sold	114	5,278
Gross value of tickets sold (in thousands)	$3	$126
Entertainment Cost of Sales. The decrease in Entertainment cost of sales, excluding depreciation, in first-quarter 2021, compared to first-quarter 2020, reflects the limited number of events that were held in the first quarter of 2021 as a result of the COVID-19 pandemic. The decrease in depreciation in first-quarter 2021, compared to first-quarter 2020, is primarily because of an $89 thousand adjustment made in first-quarter 2020 for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses increased to $4.5 million in first-quarter 2021 from $2.8 million in first-quarter 2020, primarily reflecting a $1.1 million increase in consulting, legal, and public relation costs mostly for the REIT exploration process and proxy contest. The remaining increase is primarily the result of higher employee incentive compensation costs in first-quarter 2021 as the first quarter of 2020 included significant reductions to estimated incentive compensation accruals. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.3 million in first-quarter 2021, compared with $5.2 million in first-quarter 2020. Interest costs in first-quarter 2021 were lower, compared to the 2020 periods, primarily reflecting decreases in average interest rates and average debt balances.
Capitalized interest totaled $1.3 million in both first-quarter 2021 and first-quarter 2020, and is primarily related to development activities at Barton Creek.
Loss on Early Extinguishment of Debt. We recorded a loss on early extinguishment of debt of $0.1 million in first-quarter 2021 associated with the repayment of The Saint Mary construction loan upon the sale of the property.
(Provision for) Benefit from Income Taxes. We recorded a provision for income taxes of $0.2 million in first-quarter 2021, compared to a benefit of $2.5 million in first-quarter 2020. Refer to Note 8 for further discussion of income taxes.
Total Comprehensive (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of income totaled $6.7 million in first-quarter 2021 compared to their share of losses of $1.1 million in first-quarter 2020. In first-quarter 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary. In first-quarter 2020, $0.6 million related to losses incurred prior to 2020.
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

Comparison of Cash Flows for the Three Months Ended March 31, 2021 and 2020
Operating Activities. Cash used in operating activities totaled $10.4 million in first-quarter 2021, compared with $4.4 million in first-quarter 2020. Expenditures for purchases and development of real estate properties totaled $2.5 million in first-quarter 2021 and $6.2 million in first-quarter 2020, primarily related to development of our Barton Creek properties, including Amarra Villas. The cash outflows resulting from the decrease in accounts payable, accrued liabilities and other in both first-quarter 2021 and first-quarter 2020 are primarily related to the timing of property tax payments.
Investing Activities. Cash provided by (used in) investing activities totaled $58.2 million in first-quarter 2021 and $(2.6) million in first-quarter 2020. Capital expenditures totaled $1.0 million in first-quarter 2021, primarily related to the Magnolia Place and Lantana Place projects, and $2.3 million in first-quarter 2020, primarily related to the Lantana Place, Kingwood Place and Jones Crossing projects.
In first-quarter 2021, we received proceeds, net of closing costs, from the sale of The Saint Mary of $59.5 million.
We also made payments totaling $0.3 million in both first-quarter 2021 and first-quarter 2020 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.
Financing Activities. Cash (used in) provided by financing activities totaled $(50.8) million in first-quarter 2021 and $6.2 million in first-quarter 2020. During first-quarter 2021, net repayments on the Comerica Bank credit facility totaled $9.2 million, primarily using proceeds from the sale of The Saint Mary, compared with net borrowings of $6.8 million in first-quarter 2020, primarily to fund working capital changes. In first-quarter 2021, net repayments on other project and term loans totaled $28.3 million, primarily reflecting the repayment of The Saint Mary construction loan, compared to net repayments of $0.5 million in first-quarter 2020, primarily related to repayment of the Amarra Villas credit facility partially offset by borrowings for The Saint Mary and Kingwood Place projects. See “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at March 31, 2021.

In first-quarter 2021, we paid distributions to noncontrolling interest owners of $13.1 million, primarily related to the sale of The Saint Mary.

Credit Facility, Other Financing Arrangements and Liquidity Outlook
At March 31, 2021, the total principal amount of our outstanding debt was $341.2 million, compared with $353.2 million at December 31, 2020. We had borrowings of $34.1 million under our $60.0 million Comerica Bank revolving credit facility, $25.8 million of which was available at March 31, 2021, net of a $150 thousand letter of credit committed against the credit facility.
During the pandemic we have proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. Refer to Note 6 in this report and in our 2020 Form 10-K for further discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2021.

Our debt agreements require compliance with specified financial covenants. The Santal loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $7.5 million. The New Caney land loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Jones Crossing construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, the New Caney land loan and The Santal loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreement, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, the Jones Crossing construction loan, and the Lantana Place construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of March 31, 2021, we were in compliance with all of our financial covenants; however, for the last three quarters of 2020 and the first quarter of 2021, our Block 21 subsidiary did not pass the debt service coverage ratio financial test under the Block 21 loan, which, though not a financial covenant, caused the Block 21 subsidiary to enter into a “Trigger Period” as discussed below.

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

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Block 21 loan and The Santal loan guarantees that are generally limited to non-recourse carve-out obligations. Refer to Note 6 in our 2020 Form 10-K for additional discussion.

The Block 21 loan agreement secured by the Block 21 assets contains financial tests that we must meet in order to avoid a “Trigger Period” (as described below). Specifically, we must maintain (i) a net worth in excess of $125 million and (ii) liquid assets having a market value of at least $10 million, each as defined in the Block 21 loan agreement. Additionally, our Block 21 subsidiary must maintain a trailing-12-month debt service coverage ratio, tested quarterly, as defined in the Block 21 loan agreement. If any of these financial tests are not met, a “Trigger Period”, which is not a default, results. As a result of the pandemic, our Block 21 subsidiary did not meet the debt service coverage ratio test on the June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021, test dates, resulting in a "Trigger Period." During a "Trigger Period," any cash generated from the Block 21 project in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we currently expect the "Trigger Period" to continue through at least 2022.

Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million during 2020 and $5.0 million during first-quarter 2021, and based on current projections, we expect to make additional contributions of approximately $12 million through early 2022. As of March 31, 2021, we had $6.0 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that operating income for our Block 21 businesses will gradually ramp up to a break-even point in the first half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially and that our anchor tenant at Lantana Place will renew its lease on terms acceptable to us, (3) that we close on projected asset sales in our real estate operations segment, including certain land sales at our mixed-use properties, on anticipated terms, and (4) that we are able to secure anticipated financing for certain development projects. No assurances can be given that the results anticipated by our projections will occur. See Note 6 in our 2020 Form 10-K and “Risk Factors” included in Part I, Item 1A. of our 2020 Form 10-K, for further discussion.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2021 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Block 21 loan	$1,839	$2,613	$2,765	$2,905	$3,094	$125,872	$139,088
The Santal loan[a]	—	75,000	—	—	—	—	75,000
Comerica Bank credit facility	—	34,077	—	—	—	—	34,077
New Caney land loan	—	4,500	—	—	—	—	4,500
PPP loan	—	3,987	—	—	—	—	3,987
Construction loans:
Kingwood Place[b]	—	31,791	—	—	—	—	31,791
Jones Crossing	293	409	21,878	—	—	—	22,580
Lantana Place	604	830	20,610	—	—	—	22,044
West Killeen Market	126	6,597	—	—	—	—	6,723
Amarra Villas credit facility	—	1,369	—	—	—	—	1,369
Total	$2,862	$161,173	$45,253	$2,905	$3,094	$125,872	$341,159
a.In April 2021, we entered into an amendment to The Santal loan to, among other provisions, extend the maturity date from October 5, 2022 to October 5, 2024.
b.We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.

Other than debt transactions (as discussed in Note 6), there have been no material changes in our contractual obligations since December 31, 2020. Refer to Part II, Items 7. and 7A. "Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K for further information regarding our contractual obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2020 Form 10-K.

NEW ACCOUNTING STANDARDS

No new accounting standards in 2021 have had a material impact on us.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2020. Refer to Note 9 in our 2020 Form 10-K for further information.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, our ability to open and hold events at our venues, our ability to collect rents timely, future cash flows and liquidity, our ability to comply with or obtain waivers of financial and other covenants in debt agreements, our ongoing in-depth exploration of conversion to a REIT, potential steps necessary prior to conversion to a REIT, the potential timing of any REIT conversion, our expectations about the Austin and Texas real estate markets, potential changes in governance practices and Board composition, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, the impact of interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, and future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are not historical facts and are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the COVID-19 pandemic and its economic effects, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to ramp up operations at Block 21, collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, the implementation, operational, financing and tax complexities to be evaluated and addressed before our Board decides whether to recommend a REIT conversion to shareholders, our ability to qualify as a REIT, which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, our ability to complete the steps that must be taken in order to convert to a REIT and the timing thereof, the potential costs of converting to and operating as a REIT, whether our Board will determine that conversion to a REIT is in the best interests of our shareholders, whether shareholders will approve changes to our organizational documents consistent with a public REIT structure, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, our ability to hold events and increase attendance at our venues, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials, including lumber, and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2020 Form 10-K, filed with the SEC.

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

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made. Further, we may make changes to our business plans that could affect our results. We caution investors that we undertake no obligation to update our forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, business plans, actual experience, or other changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2021. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended March 31, 2021.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	3/15/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

4.3	Stockholder Rights Agreement, dated as of September 22, 2020, by and between the Company and Computershare Inc., as rights agent (which includes the Form of Rights Certificate as Exhibit C thereto).		8-A	001-37716	9/22/2020

4.4	Amendment to Stockholder Rights Agreement, dated as of March 12, 2021, by and between Stratus Properties Inc. and Computershare Inc., as Rights Agent.		8-K	001-37716	3/15/2021

10.1	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.2	Promissory Note by and between Lantana Place, L.L.C, and Southside Bank dated April 28, 2017.		8-K	001-37716	5/3/2017

10.3	First Amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.4	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective June 19, 2020.		10-Q	001-37716	6/25/2020

10.5	Second Loan Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 4, 2021.		10-K	001-37716	3/15/2021

10.6	Loan and Security Agreement by and between Santal, L.L.C., as borrower and ACRC Lender LLC, as lender, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.7	Note by and between Santal, L.L.C. and ACRC Lender LLC, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.8	Modification of Loan Agreement, Note, Mortgage and Other Loan Documents by and among Santal, L.L.C., as borrower, Stratus Properties Inc., as guarantor, and ACRE Commercial Mortgage 2017-FL3 Ltd., as lender, dated as of April 1, 2021.		8-K	001-37716	4/6/2021

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: May 17, 2021
S-1