Form 10-Q
period 2021-06-30
STRATUS PROPERTIES INC
filed 2021-08-16
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On July 30, 2021, there were issued and outstanding 8,237,328 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$15,272	$12,434
Restricted cash	21,612	21,749
Real estate held for sale	1,773	4,204
Real estate under development	113,694	98,137
Land available for development	43,670	53,432
Real estate held for investment, net	281,573	286,529
Lease right-of-use assets	10,740	10,871
Other assets	22,007	20,144
Assets held for sale - The Saint Mary	—	36,516
Total assets	$510,341	$544,016

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$9,920	$8,047
Accrued liabilities, including taxes	7,491	12,868
Debt	352,096	351,055
Lease liabilities	13,709	13,269
Deferred gain	5,596	6,173
Other liabilities	17,997	17,233
Liabilities held for sale - The Saint Mary	—	25,607
Total liabilities	406,809	434,252

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	188,323	186,777
Accumulated deficit	(67,576)	(66,357)
Common stock held in treasury	(21,753)	(21,600)
Total stockholders’ equity	99,088	98,914
Noncontrolling interests in subsidiaries	4,444	10,850
Total equity	103,532	109,764
Total liabilities and equity	$510,341	$544,016

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Real estate operations	$775	$1,893	$7,396	$14,229
Leasing operations	5,208	5,718	10,375	11,450
Hotel	3,935	1,030	6,053	6,941
Entertainment	1,658	290	2,267	4,445
Total revenues	11,576	8,931	26,091	37,065
Cost of sales:
Real estate operations	1,635	1,921	5,979	12,176
Leasing operations	2,399	4,070	4,776	7,152
Hotel	3,862	1,766	6,764	7,665
Entertainment	1,558	1,208	2,865	4,306
Depreciation	2,924	3,377	5,926	7,010
Total cost of sales	12,378	12,342	26,310	38,309
General and administrative expenses	6,399	3,103	10,943	5,918
Income from forfeited earnest money	—	(15,000)	—	(15,000)
Gain on sale of assets	—	—	(22,931)	—
Total	18,777	445	14,322	29,227
Operating (loss) income	(7,201)	8,486	11,769	7,838
Interest expense, net	(2,772)	(3,666)	(5,807)	(7,581)
Loss on early extinguishment of debt	(163)	—	(226)	—
Other income, net	1	131	4	29
(Loss) income before income taxes and equity in unconsolidated affiliates' loss	(10,135)	4,951	5,740	286
(Provision for) benefit from income taxes	(62)	(1,148)	(269)	1,370
Equity in unconsolidated affiliates' loss	(7)	—	(9)	—
Net (loss) income and total comprehensive (loss) income	(10,204)	3,803	5,462	1,656
Total comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	41	331	(6,681)	1,408
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(10,163)	$4,134	$(1,219)	$3,064

Basic and diluted net (loss) income per share attributable to common stockholders	$(1.23)	$0.50	$(0.15)	$0.37

Weighted-average common shares outstanding:
Basic	8,235	8,210	8,229	8,205
Diluted	8,235	8,228	8,229	8,230

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities:
Net income	$5,462	$1,656
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,926	7,010
Cost of real estate sold	3,341	8,732
Gain on sale of assets	(22,931)	—
Loss on early extinguishment of debt	226	—
Amortization of debt issuance costs and stock-based compensation	969	1,095
Equity in unconsolidated affiliates' loss	9	—
Deferred income taxes	—	2,731
Purchases and development of real estate properties	(4,879)	(8,655)
Increase in deposits	358	46
(Increase) decrease in other assets	(1,309)	1,215
Decrease in accounts payable, accrued liabilities and other	(2,162)	(8,385)
Net cash (used in) provided by operating activities	(14,990)	5,445

Cash flow from investing activities:
Capital expenditures	(2,378)	(4,397)
Proceeds from sale of assets	59,488	—
Payments on master lease obligations	(643)	(691)
Other, net	37	—
Net cash provided by (used in) investing activities	56,504	(5,088)

Cash flow from financing activities:
Borrowings from credit facility	29,000	12,800
Payments on credit facility	(26,778)	(21,304)
Borrowings from project loans	25,355	11,926
Payments on project and term loans	(52,040)	(6,976)
Cash dividend paid on vested stock-based awards	(4)	(8)
Stock-based awards net payments	(153)	(91)
Distributions to noncontrolling interests	(13,087)	—
Financing costs	(1,106)	(423)
Net cash used in financing activities	(38,813)	(4,076)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,701	(3,719)
Cash, cash equivalents and restricted cash at beginning of year	34,183	38,591
Cash, cash equivalents and restricted cash at end of period	$36,884	$34,872

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at March 31, 2021	9,377	$94	$188,121	$(57,413)	1,143	$(21,753)	$109,049	$4,485	$113,534
Stock-based compensation	—	—	202	—	—	—	202	—	202
Total comprehensive loss	—	—	—	(10,163)	—	—	(10,163)	(41)	(10,204)
Balance at June 30, 2021	9,377	$94	$188,323	$(67,576)	1,143	$(21,753)	$99,088	$4,444	$103,532

Balance at March 31, 2020	9,347	$93	$186,244	$(44,637)	1,137	$(21,600)	$120,100	$11,906	$132,006
Stock-based compensation	—	—	178	—	—	—	178	—	178
Total comprehensive income (loss)	—	—	—	4,134	—	—	4,134	(331)	3,803
Balance at June 30, 2020	9,347	$93	$186,422	$(40,503)	1,137	$(21,600)	$124,412	$11,575	$135,987

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Exercised and vested stock-based awards	19	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	384	—	—	—	384	—	384
Grant of restricted stock units under the Profit Participation Incentive Plan	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,087)	(13,087)
Total comprehensive (loss) income	—	—	—	(1,219)	—	—	(1,219)	6,681	5,462
Balance at June 30, 2021	9,377	$94	$188,323	$(67,576)	1,143	$(21,753)	$99,088	$4,444	$103,532

Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	17	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	340	—	—	—	340	—	340
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Total comprehensive income (loss)	—	—	—	3,064	—	—	3,064	(1,408)	1,656
Balance at June 30, 2020	9,347	$93	$186,422	$(40,503)	1,137	$(21,600)	$124,412	$11,575	$135,987

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

Operating results for the second quarter of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In particular, the COVID-19 pandemic continued to affect Stratus' operations. As a result, this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance.

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

COVID-19 Pandemic Impact. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The impacts of the pandemic are continuing during 2021 but began to lessen as vaccines became widely available in the U.S. during the first quarter of 2021, although there has been a recent rise in the number of cases in the U.S. as a result of vaccine hesitancy and the spread of COVID-19 variants. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines, mask mandates and social distancing measures. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing the capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. As a result of the spread of the COVID-19 variants and resurgence in infections, on July 27, 2021, the U.S. Centers for Disease Control and Prevention (CDC) changed its mask guidance to, among other things, recommend that fully vaccinated individuals wear masks indoors in areas of “substantial” or “high transmission,” which according to the CDC include Austin and much of Texas. Stratus cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments nor what impact these developments may have on its business.

As a result, the pandemic has had, and is expected to continue to have, a significant adverse impact on Stratus' business and operations, particularly on the hotel and entertainment segments. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, Stratus cannot predict its future impact on Stratus' business and operations with any certainty.

Stratus’ revenue, operating income and cash flow in its hotel and entertainment segments were adversely impacted beginning late in the first quarter of 2020 and through the second quarter of 2021, and are expected to continue to be adversely impacted during the second half of 2021, although the adverse impacts began to lessen during the first quarter of 2021. The hotel has remained open throughout the pandemic and the 33 percent average occupancy rate in the second quarter of 2021 was higher than the 12 percent average occupancy rate in the second quarter of 2020 and the 21 percent average occupancy rate in the first quarter of 2021. While Stratus' entertainment venues, ACL Live and 3TEN ACL Live, were able to host events during second-quarter 2021 and the first six months of 2021, capacity remained limited.

Refer to Note 1 of the Stratus 2020 Form 10-K for further discussion of the pandemic's impacts on Stratus' business.

The Saint June L.P. On June 2, 2021, The Saint June, L.P., a Texas limited partnership and a subsidiary of Stratus, entered into a construction loan to develop The Saint June, a 182-unit, multi-family luxury garden-style apartment project within the Amarra subdivision of the Barton Creek community in Austin, Texas. Refer to Note 6 for further discussion of this loan. On July 1, 2021, an unrelated equity investor contributed $16.3 million to The Saint June, L.P. partnership for a 65.87 percent interest. Stratus has a 34.13 percent interest in The Saint June, L.P. following its contribution of land, development to date and $1.1 million of cash.

The Saint June, L.P. is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner will manage The Saint June, L.P. in exchange for an asset management fee of $210 thousand per year beginning two years after construction of The Saint June, which began in July 2021, and will earn a development management fee of 4 percent of certain construction costs for The Saint June. The partnership agreement also contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests.

Terminated Block 21 Sale. In December 2019, Stratus entered into definitive agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sales. In May 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to purchase Block 21 and authorizing the release of Ryman's $15.0 million in earnest money to Stratus. During the second quarter of 2020, Stratus recorded the $15.0 million as operating income.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(10,163)		$4,134		$(1,219)		$3,064

Basic weighted-average shares of common stock outstanding	8,235		8,210		8,229		8,205
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	—	[a]	18	[b]	—	[a]	25	[b]
Diluted weighted-average shares of common stock outstanding	8,235		8,228		8,229		8,230

Basic and diluted net (loss) income per share attributable to common stockholders	$(1.23)		$0.50		$(0.15)		$0.37

a.Excludes 147 thousand shares for second-quarter 2021 and 128 thousand shares for the first six months of 2021 of common stock associated with RSUs and stock options that were anti-dilutive as a result of the net loss.
b.Excludes 59 thousand shares for second-quarter 2020 and 37 thousand shares for the first six months of 2020 of common stock associated with RSUs that were anti-dilutive.

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

Stratus Kingwood Place, L.P. In August 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.75 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a H-E-B, LP (H-E-B)-anchored, mixed-use development project (Kingwood Place). As one of the participants in the private placement offering, LCHM purchased limited partnership interests initially representing an 8.8 percent equity interest in Kingwood, L.P. Refer to Note 2 of the Stratus 2020 Form 10-K for further discussion.

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

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$698	$745
Real estate under development	2,380	2,380
Land available for development	8,167	8,143
Real estate held for investment	31,609	31,962
Other assets	2,101	2,195
Total assets	44,955	45,425
Liabilities:
Accounts payable and accrued liabilities	617	850
Debt	31,715	31,215
Total liabilities	32,332	32,065
Net assets	$12,623	$13,360
Other Transactions. Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's consulting services and expense reimbursements totaled $29 thousand in second-quarter 2021, $26 thousand in second-quarter 2020, $66 thousand for the first six months of 2021 and $65 thousand for the first six months of 2020.

4. DISPOSITIONS
The Saint Mary. In January 2021, The Saint Mary, L.P. sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, Stratus received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. Stratus recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) for the first six months of 2021. Stratus also recognized a $63 thousand loss on extinguishment of debt for the first six months of 2021 related to the repayment of The Saint Mary construction loan.

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
The Saint Mary had rental revenue prior to the sale of $0.1 million in first-quarter 2021, $0.7 million in second-quarter 2020, and $1.4 million for the first six months of 2020. Interest expense, net of capitalized amounts, related to The Saint Mary construction loan was less than $0.1 million in first-quarter 2021, $0.3 million in second-quarter 2020 and $0.6 million for the first six months of 2020.

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

A summary of the carrying amount and fair value of Stratus' debt follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$352,096	$355,008	$351,055	$354,380

Debt. Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT
The components of Stratus' debt follow (in thousands):

	June 30, 2021	December 31, 2020
Block 21 loan	$137,855	$139,013
The Santal loan	74,480	74,343
Comerica Bank credit facility	45,526	43,304
Jones Crossing loan	23,995	—
New Caney land loan	4,489	4,949
Paycheck Protection Program loan	3,987	3,987
Construction loans:
Kingwood Place	31,715	31,215
Lantana Place	21,827	24,051
West Killeen Market	6,642	6,707
Amarra Villas credit facility	1,580	1,109
Jones Crossing	—	22,377
Total debt[a]	$352,096	$351,055
a.Includes net reductions for unamortized debt issuance costs of $2.1 million at June 30, 2021, and $2.2 million at December 31, 2020.

As of June 30, 2021, Stratus had $14.3 million available under its $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility.

The Santal Loan. In April 2021, a Stratus subsidiary entered into an amendment to The Santal loan to (i) extend the maturity date from October 5, 2022, to October 5, 2024 (and remove two options to extend the maturity date for an additional 12 months); (ii) revise the interest rate from London Interbank Offered Rate (LIBOR) (or, if applicable, a replacement rate) plus 2.85 percent, with a 4.80 percent floor, to LIBOR (or, if applicable, a replacement rate) plus 3.25 percent, with a 3.40 percent floor; (iii) eliminate the requirement that Stratus' Santal subsidiary make minimum amortization payments beginning in November 2022; (iv) extend the period during which The Santal loan may not be prepaid from April 2020 to June 2022; and (v) revise certain events or circumstances that would qualify as an event of default or violate the prohibition on conveyances under the applicable provisions.

Jones Crossing Loan. In June 2021, a Stratus subsidiary entered into a $24.5 million loan with Regions Bank (the Jones Crossing loan). Of the proceeds from the Jones Crossing loan, $22.2 million was used to repay in full the original Jones Crossing construction loan. The repayment of the Jones Crossing construction loan resulted in Stratus recognizing a $163 thousand loss on the early extinguishment of debt representing the write-off of unamortized debt issuance costs related to the construction loan.

The Jones Crossing loan has a maturity date of June 17, 2026, and bears interest at LIBOR plus 2.25 percent, provided LIBOR shall not be less than 0.15 percent. Payments of interest only on the Jones Crossing loan are due monthly through the term of the loan with the outstanding principal due at maturity.

If the debt service coverage ratio falls below 1.15 to 1.00 for any fiscal quarter beginning with the quarter ending September 30, 2022, a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary. The Jones Crossing loan is secured by the Jones Crossing project, and Stratus has provided a guaranty limited to non-recourse carve-out obligations and environmental indemnification. In addition, any default under the ground leases, which grant Stratus the right to occupy the Jones Crossing property, would trigger the carve-out guaranty. The Jones Crossing loan contains certain financial covenants, including a requirement that Stratus maintain liquid assets of at least $2.0 million.

New Caney Land Loan. In March 2021, Stratus exercised its option to extend the New Caney land loan for an additional 12 months from March 8, 2021, to March 8, 2022, which required a principal payment of $0.5 million.

PPP Loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. The PPP loan accrues interest at 1 percent and will mature on April 15, 2022, except for the portion that may be forgiven. The proceeds from the loan were to be used to retain workers and maintain payroll and make mortgage interest payments. Stratus' PPP loan forgiveness application is currently under review by the Small Business Administration; however, no assurance of full forgiveness can be provided.

Lantana Place Construction Loan. In January 2021, a Stratus subsidiary entered into an amendment to the Lantana Place construction loan in which Stratus' Lantana Place subsidiary was granted a waiver of the debt service coverage ratio covenant until September 30, 2021, at which point the ratio is measured by reference to the three-month period then ended, and subsequently builds each quarter until measured by reference to the 12-month period ending June 30, 2022, and then on a trailing 12-month period for each quarter thereafter. As part of the January 2021 amendment, Stratus repaid $2.0 million in principal on the Lantana Place construction loan.

The Saint June Construction Loan. In June 2021, The Saint June, L.P. entered into a construction loan with Texas Capital Bank to finance approximately 55 percent of the estimated $55 million cost of the development and construction of The Saint June. Available borrowings under the loan total the least of (i) $30.3 million, (ii) 60 percent of the total construction costs, or (iii) 55 percent of the as-stabilized appraised value of the property. As of June 30, 2021, no amounts were outstanding under this loan.

The loan matures on October 2, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee for each extension. The loan bears interest at 30-day LIBOR plus 2.75 percent, with a floor of 3.50 percent. Payments of interest only on the loan are due monthly through October 2, 2024, with the outstanding principal due at maturity.

The loan is secured by The Saint June project and is fully guaranteed by Stratus, including customary carve-out obligations and environmental indemnity. However, the guaranty will convert to a 50 percent repayment guaranty upon completion of construction of The Saint June. Further, once The Saint June, L.P. is able to maintain a debt service coverage ratio of 1.25 to 1.00, the repayment guaranty will be eliminated. Stratus is also required to maintain a net asset value, as defined by the guaranty, of $125 million and liquid assets of at least $10 million. The Saint June, L.P. is not permitted to make distributions to its partners until completion of The Saint June project and after the project achieves a debt service coverage ratio of at least 1.00 for three consecutive months.

Magnolia Place Construction Loan. In August 2021, a Stratus subsidiary entered into a $14.8 million construction loan with Veritex Community Bank secured by the Magnolia Place project. The loan matures on August 12, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee. The loan bears interest at 30-day LIBOR plus 3.25 percent (or, if applicable, a replacement rate), with a floor of 3.50 percent. Payments of interest only are due monthly through August 12, 2024, with the outstanding principal due at maturity. Stratus provided a completion guaranty and 25-percent-limited-payment guaranty. The loan agreement contains financial covenants, including that Stratus is required to maintain a net asset value, as defined in the loan agreement, of $125 million and liquid assets of at least $7.5 million. Refer to Note 10 for further discussion of the Magnolia Place project and construction loan.

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2020 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.0 million in second-quarter 2021, $4.9 million in second-quarter 2020, $8.3 million for the first six months of 2021 and $10.1 million for the first six months of 2020. Stratus' capitalized interest totaled $1.2 million in second-quarter 2021 and 2020, and $2.5 million for each of the first six months of 2021 and 2020. Capitalized interest is primarily related to development activities at Barton Creek.

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

In March 2021, Stratus granted 53,411 stock-settled RSUs with a grant-date value of $1.5 million, based on Stratus' stock price on the date of issuance, under the Plan for West Killeen Market, which reached a valuation event under the Plan in October 2020. Stratus transferred the $1.2 million accrued liability balance under the Plan for West Killeen Market to capital in excess of par value and will amortize the $0.3 million balance of the grant date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs. The sale of The Saint Mary in January 2021, was a capital transaction under the

Plan. The accrued liability under the Plan related to The Saint Mary project totaled $2.2 million at June 30, 2021, and is expected to be paid in cash to eligible participants no later than March 15, 2022.

A summary of Plan costs follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Charged to general and administrative expense	$0.3	$0.2	$0.8	$0.2
Capitalized to project development costs	0.2	0.2	0.4	0.2
Total Plan costs	$0.5	$0.4	$1.2	$0.4

The accrued liability for the Plan totaled $6.2 million at June 30, 2021, and December 31, 2020 (included in other liabilities). As of June 30, 2021, no amounts had been paid in cash to participants under the Plan.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2020 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $44 thousand at June 30, 2021, and December 31, 2020. Stratus' deferred tax assets had valuation allowances totaling $12.6 million at June 30, 2021, and $10.7 million at December 31, 2020. In evaluating the recoverability of the deferred tax assets, management considered available positive and negative evidence, giving greater weight to the recent current cumulative losses and uncertainty regarding projected future financial results. Upon a change in facts and circumstances, management may conclude that sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance in the future, which would favorably impact Stratus' results of operations. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized.

The difference between Stratus' consolidated effective income tax rate of less than 1 percent for the first six months of 2021 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to a forecasted taxable loss for 2021, noncontrolling interests in subsidiaries, the presence of a full valuation allowance against U.S. Federal deferred tax assets, and the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate for the first six months of 2020 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to the CARES Act, which allowed Stratus to carryback losses to 2017 when the U.S. corporate tax rate was 35 percent, among other impacts, resulting in a discrete tax benefit of $1.4 million, and the Texas state margin tax.

9. BUSINESS SEGMENTS
Stratus has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; and the Lantana community, including a portion of Lantana Place planned for a future multi-family phase); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Real Estate Operations:
Developed property sales	$575	$1,832	$4,615	$14,140
Undeveloped property sales	—	—	2,500	—
Commissions and other	200	61	281	89
	775	1,893	7,396	14,229
Leasing Operations:
Rental revenue	5,208	5,718	10,375	11,450

Hotel:
Rooms, food and beverage	3,470	932	5,230	6,007
Other	465	98	823	934
	3,935	1,030	6,053	6,941
Entertainment:
Event revenue	1,055	293	1,650	3,851
Other	603	(3)	617	594
	1,658	290	2,267	4,445

Total revenues from contracts with customers	$11,576	$8,931	$26,091	$37,065

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Hotel	Entertainment	Corporate, Eliminations and Other[b]		Total

Three Months Ended June 30, 2021:
Revenues:
Unaffiliated customers	$775	$5,208	$3,935	$1,658	$—		$11,576
Intersegment	5	246	28	—	(279)		—
Cost of sales, excluding depreciation	1,503	2,528	3,862	1,670	(109)		9,454
Depreciation	47	1,692	877	347	(39)		2,924
General and administrative expenses	—	—	—	—	6,399	[c]	6,399
Operating (loss) income	$(770)	$1,234	$(776)	$(359)	$(6,530)		$(7,201)
Capital expenditures and purchases and development of real estate properties	$2,390	$1,216	$143	$10	$—		$3,759
Total assets at June 30, 2021	165,607	194,696	91,878	33,884	24,276		510,341

	Real Estate Operations[a]	Leasing Operations		Hotel		Entertainment	Corporate, Eliminations and Other[b]		Total
Three Months Ended June 30, 2020:
Revenues:
Unaffiliated customers	$1,893	$5,718		$1,030		$290	$—		$8,931
Intersegment	4	216		16		(1)	(235)		—
Cost of sales, excluding depreciation	1,886	4,074	[d]	1,767	[e]	1,305	(67)		8,965
Depreciation	57	2,034		931		404	(49)		3,377
General and administrative expenses	—	—		—		—	3,103		3,103
Income from forfeited earnest money	—	—		—		—	(15,000)	[f]	(15,000)
Operating (loss) income	$(46)	$(174)		$(1,652)		$(1,420)	$11,778		$8,486
Capital expenditures and purchases and development of real estate properties	$2,433	$1,682		$283		$104	$—		$4,502
Total assets at June 30, 2020	163,900	233,268	[g]	94,359		36,784	23,394		551,705

Six Months Ended June 30, 2021:
Revenues:
Unaffiliated customers	$7,396	$10,375		$6,053	$2,267	$—		$26,091
Intersegment	9	476		60	—	(545)		—
Cost of sales, excluding depreciation	5,836	4,909		6,764	3,095	(220)		20,384
Depreciation	103	3,403		1,757	748	(85)		5,926
General and administrative expenses	—	—		—	—	10,943	[c]	10,943
Gain on sale of assets	—	(22,931)	[h]	—	—	—		(22,931)
Operating income (loss)	$1,466	$25,470		$(2,408)	$(1,576)	$(11,183)		$11,769
Capital expenditures and purchases and development of real estate properties	$4,879	$2,135		$215	$28	$—		$7,257

Six Months Ended June 30, 2020:
Revenues:
Unaffiliated customers	$14,229	$11,450		$6,941		$4,445		$—		$37,065
Intersegment	8	443		64		14		(529)		—
Cost of sales, excluding depreciation	12,068	7,162	[d]	7,675	[e]	4,531		(137)		31,299
Depreciation	116	4,081		2,036	[i]	887	[i]	(110)		7,010
General and administrative expenses	—	—		—		—		5,918		5,918
Income from forfeited earnest money	—	—		—		—		(15,000)	[f]	(15,000)
Operating income (loss)	$2,053	$650		$(2,706)		$(959)		$8,800		$7,838
Capital expenditures and purchases and development of real estate properties	$8,655	$3,965		$310		$122		$—		$13,052
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.The increases from the comparable prior year periods are primarily the result of increased consulting, legal and public relation costs for Stratus' successful proxy contest and the ongoing REIT exploration process totaling $3.3 million and $4.4 million in second-quarter 2021 and for the first six months of 2021, respectively.
d.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
e.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.
f.Represents income from earnest money received as a result of Ryman's termination of the agreements to purchase Block 21.
g.Includes assets held for sale at The Saint Mary, which totaled $36.6 million at June 30, 2020.
h.Represents the gain on the January 2021 sale of The Saint Mary.
i.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.

10. SUBSEQUENT EVENTS
In August 2021, Stratus announced its new project development plans and completed construction financing for the first phase of development of Magnolia Place, an H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas.

Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development is expected to consist of 2 retail buildings totaling approximately 19,000 square feet, all 5 pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. H-E-B recently began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B.

Stratus entered into a $14.8 million, three-year construction loan to finance the first phase of development of Magnolia Place. Refer to Note 6 for further discussion of the Magnolia Place construction loan. The remaining estimated project costs are being funded by equity contributed by Stratus.

Stratus evaluated events after June 30, 2021, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

In January 2021, we sold The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C community, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) for the first six months of 2021.

Refer to Notes 1, 6 and 10 for a discussion of financing transactions we entered into during 2021, including for the construction and development of The Saint June and Magnolia Place, and the refinancing of The Santal and Jones Crossing projects.

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

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC

Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The impacts of the pandemic are continuing during 2021 but began to lessen as vaccines became widely available in the U.S. during the first quarter of 2021, although there has been a recent rise in the number of cases in the U.S. as a result of vaccine hesitancy and the spread of COVID-19 variants. The pandemic resulted in government restrictions of various degrees and effective at various times, resulting in limitations on normal daily activities for individuals and capacity restrictions and, in some cases, closures for many businesses. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing the capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. As a result of the spread of the COVID-19 variants and resurgence in infections, on July 27, 2021, the U.S. Centers for Disease Control and Prevention (CDC) changed its mask guidance to, among other things, recommend that fully vaccinated individuals wear masks indoors in areas of “substantial” or “high transmission,” which according to the CDC include Austin and much of Texas. We cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments nor what impact these developments may have on our business.

We are optimistic about a post-pandemic recovery and are encouraged by indications that the vaccines are effective and by the rising levels of economic activity in our markets. Although the pandemic has had an adverse impact on our hotel and entertainment operations, our residential properties and opportunities have been positively impacted. Despite the pandemic, we have retained substantially all of our pre-pandemic retail tenants, added new tenants, and all of our tenants are currently paying rent per their leases, as well as monthly payments pursuant to previously disclosed base rent deferral arrangements if applicable, as further discussed below.

Impacts on our Business
The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our business and operations, particularly on the hotel and entertainment segments which were adversely impacted beginning late in the first quarter of 2020 and to date in 2021, and are expected to continue to be adversely impacted during the second half of 2021, although the impacts continued to lessen during second-quarter 2021. The hotel has remained open throughout the pandemic and the 33 percent average occupancy rate in the second quarter of 2021 was higher than the 12 percent average occupancy rate in the second quarter of 2020 and the 21 percent average occupancy rate in the first quarter of 2021. Our entertainment venues, ACL Live and 3TEN ACL Live, hosted a limited number of events with restricted capacity during second-quarter 2021. The extent to which the adverse impacts of the pandemic continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel and entertainment demand may remain weak for a significant length of time, and attractions and events that previously brought visitors and artists to the city of Austin may not proceed or may proceed with limited capacity.

The Austin market, as well as the other Texas markets where we operate, continue to rebound from pandemic lows. Our residential properties have been positively impacted by home-centric trends resulting from the pandemic and from the increased attractiveness of Austin, Texas as a desirable place to live. Demand for residential properties is strong in our markets, currently exceeding available supply. For example, we have sold almost all of our single-family lot inventory at Barton Creek at attractive prices, and we have been able to increase rents on apartments with renewing lease terms at The Santal. After the successful sale of The Saint Mary multi-family project in the first quarter of 2021, we began construction on The Saint June multi-family project in July 2021 and we have announced and are currently seeking financing for our Holden Hills residential project. We believe we have attractive opportunities to develop or sell residential components of our projects at Magnolia Place, Lantana Place, Kingwood Place, Jones Crossing and our remaining land in Lakeway. However, with increased demand and construction activity in our markets, we have also experienced cost increases in certain construction materials. We continue to actively manage and monitor these costs. In addition, the ongoing trend toward online shopping has accelerated during the COVID-19 pandemic. We have been adjusting to these retail trends by incorporating more multi-family residential space and more food and beverage and entertainment space into our development plans.

Despite the COVID-19 pandemic, we have continued to advance our land planning, engineering, permitting and development activities. In August 2021, we closed on a construction loan and began construction on the first phase of development of Magnolia Place, an H-E-B, LP (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas (see Notes 6 and 10). During the second quarter of 2021, we began site work on The Saint June, a 182-unit multi-family project in Barton Creek, and closed on a construction loan for the project (see Note 6). In July 2021, an unrelated equity investor acquired a 65.87 percent interest in The Saint June partnership for $16.3 million (see Note 1) and construction began on The Saint June. In April 2021, we announced development plans for Holden Hills, a new residential development formerly known as Section KLO, in the Barton Creek community. The project consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on sustainability and energy conservation.

As a result of the COVID-19 pandemic, and beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of our retail leasing tenants, which had closed or were operating at significantly reduced capacities. Rent deferrals with our retail tenants resulted in a reduction of scheduled base rent collections of 10 percent during the period from April through December 2020. The deferred rents are scheduled to be collected over a 12-month or 24-month period that started in January 2021. During the first quarter of 2021, we began collecting these rent deferrals. Further, we have retained substantially all of our pre-pandemic retail tenants, added new tenants, and all of our tenants are currently paying rent per their leases, as well as monthly payments pursuant to previously disclosed base rent deferral arrangements if applicable. At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, with no material decline in rent collections or occupancy.

Our previously disclosed transaction to sell Block 21 for $275 million was terminated by Ryman Hospitality Properties, Inc. (Ryman) in May 2020 as a result of the negative impact on capital markets and the overall economic environment caused by the COVID-19 pandemic. As a result of Ryman’s termination of the transaction, it forfeited to us $15.0 million of earnest money. We recorded the $15.0 million as operating income during the second quarter of 2020.

Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, we cannot predict its future impact on the company with any certainty. At this time, we continue our focus on maintaining liquidity and controlling costs. As previously discussed, we are also moving forward to secure financing for our Holden Hills development.

Impacts on our Liquidity and Capital Resources
As of June 30, 2021, we had $14.3 million available under our $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility. During the pandemic we have proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. See Note 6 for further discussion.

With respect to our Block 21 loan, Stratus Block 21, LLC, our wholly owned subsidiary that owns Block 21 (the Block 21 subsidiary) continues to not meet the quarterly debt service coverage ratio test resulting in a "Trigger Period," which is not a default but restricts our ability to receive cash distributions from the project. Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million during 2020 and $9.1 million during the first six months of 2021, including $4.1 million during the second quarter. Based on current projections, additional contributions are expected to total $4.4 million through early 2022.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that our Block 21 businesses will generate positive operating income in the second half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially, (3) that we close on projected asset sales in our real estate operations segment, including certain land sales at our mixed-use properties, on anticipated terms, (4) that we are able to secure anticipated financing for certain development projects, and (5) that we can repay, extend or refinance debt coming due in the next 12 months, including loans at Amarra Villas, West Killeen Market and New Caney. No assurances can be given that the results anticipated by our projections will occur. See Note 6 and “Capital Resources and Liquidity” below for further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

OVERVIEW OF FINANCIAL RESULTS FOR SECOND-QUARTER 2021

Our net loss attributable to common stockholders totaled $10.2 million, or $1.23 per share, in second-quarter 2021, compared with net income of $4.1 million, or $0.50 per share, in second-quarter 2020. During the first six months of 2021 our net loss attributable to common stockholders totaled $1.2 million, or $0.15 per share, compared with net income attributable to common stockholders of $3.1 million, or $0.37 per share, during the first six months of 2020. Our results for the first six months of 2021 were positively impacted by the $22.9 million gain on the sale of The Saint Mary in January 2021 ($16.2 million net of noncontrolling interests). Our net losses attributable to common stockholders in the 2021 periods include charges to general and administrative expenses for consulting, legal and public relation costs incurred in connection with our successful proxy contest and our ongoing REIT exploration process. The net income reported in the 2020 periods includes $15.0 million in income from earnest money received as a result of the termination of the Block 21 transaction in second-quarter 2020.
Our revenues totaled $11.6 million in second-quarter 2021 and $26.1 million for the first six months of 2021, compared with $8.9 million in second-quarter 2020 and $37.1 million for the first six months of 2020. The increase in revenues in second-quarter 2021, compared to second-quarter 2020, primarily reflects increases in revenue from our hotel and entertainment segments as the negative impacts from the COVID-19 pandemic continued to lessen during second-quarter 2021. The decrease in revenue for the first six months of 2021, compared to the first six months of 2020, primarily reflects a decrease in the number of developed residential lots and homes sold as available inventory decreased. See "Results of Operations" below for further discussion of our segments.
UPDATE ON PROJECT AND DEVELOPMENT ACTIVITIES

Current Residential Activities
In second-quarter 2021, we sold one Amarra Drive Phase III lot for $0.6 million. During the first six months of 2021, we sold three Amarra Drive Phase III lots, a five-acre multi-family tract of land in Amarra Drive and our last remaining condominium unit at the W Austin Residences for a total of $7.1 million. For further discussion, see "Results of Operations — Real Estate Operations." As of June 30, 2021, two developed Amarra Drive Phase III lots remained unsold.
The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven homes during 2017 and 2018. We sold the last two completed homes in 2019. We began construction of the next two Amarra Villas homes during the first quarter of 2020, which are expected to be completed later in 2021. As of August 13, 2021, one of these homes was under contract. In addition, a contract had been signed to sell a second home on which we began construction in second-quarter 2021. As of August 13, 2021, a total of 11 units (1 of which is under construction and 10 of which construction has not started) remain available of the initial 20-unit development.

The Santal, a garden-style luxury apartment complex consisting of 448 units in Section N in the Barton Creek community, is fully leased and stabilized.

In second-quarter 2021, we began site work on The Saint June, after the completion of financing. The Saint June is a 182-unit multi-family project within the Amarra subdivision. See Note 1 for a discussion of project financing. The first units of The Saint June are currently expected to be completed in third-quarter 2022 with final completion of the project expected in first-quarter 2023.

For further discussion of our multi-family and single-family residential properties, see MD&A in our 2020 Form 10-K.

Current Commercial Activities
In August 2021, we announced new development plans for Magnolia Place, an H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas that is fully owned by Stratus. We began construction on the first phase of development of Magnolia Place in August 2021. Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development is expected to consist of 2 retail buildings totaling approximately 19,000 square feet, all 5 pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. H-E-B recently began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B. We are evaluating a sale of the land for the single-family residential component.

We have constructed approximately 152,000 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and we have signed ground leases on two of the retail pads. Three pad sites remain available for lease. As of June 30, 2021, we had signed leases for approximately 85 percent of the retail space, including the H-E-B grocery store. We continue to advance the potential multi-family project at Kingwood Place, which is currently planned for approximately 275 units.

Lantana Place is a partially developed, mixed-use development project located in southwest Austin. As of June 30, 2021, we had signed leases for approximately 85 percent of the retail space in the first phase, including the anchor tenant, Moviehouse & Eatery (Moviehouse). In July 2020, we entered into a new six-month lease agreement, which was further extended through July 31, 2021, with Moviehouse in which rent was based on a percentage of Moviehouse's revenue. The lease agreement provided Moviehouse the right to extend the lease to the original 20-year term through October 31, 2039, at the original rent schedule, which Moviehouse exercised effective August 1, 2021. The lease is secured by a $1.4 million letter of credit. We also have a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019 and is expected to be completed in September 2021. We rezoned a portion of the Lantana property for a potential multi-family development of up to 320 units.

As of June 30, 2021, we had signed leases for substantially all of the retail space at the first phase of Jones Crossing, an H-E-B-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent H-E-B grocery store. Block 21's Class A leasable office space was approximately 60 percent leased as of June 30, 2021, including 9,000 square feet occupied by our corporate office, and the retail space was substantially fully leased as of June 30, 2021. During second-quarter 2021, we refinanced the Jones Crossing project to improve loan terms and take advantage of the low-interest-rate market.

For further discussion of our commercial properties, see MD&A in our 2020 Form 10-K.

Projects in Planning
We are advancing the planning and permitting process for development of future phases of Barton Creek, including Holden Hills, a new residential development formerly known as Section KLO, and commercial and multi-family Section N.

Holden Hills, our final large residential development within the Barton Creek community, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on sustainability and energy conservation. The city of Austin and Travis County approved initial subdivision permit applications for Holden Hills in October 2019 and the engineering for roads and utilities for the initial phase has been completed. We anticipate securing final permits to start construction in the first quarter of 2022. We currently expect to complete site work for phase one, including the construction of road, utility, drainage and other required infrastructure, approximately 17 months from the issuance of the final permits. Accordingly, our projections anticipate that we would begin sales in Holden Hills in late 2022 or early 2023. Phases one and two of the Holden Hills development plan encompass the development of the home sites. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.

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

These potential development projects require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for Holden Hills and Section N will require significant additional capital, which we currently intend to pursue through bank debt and third-party equity capital arrangements.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of the COVID-19 pandemic and numerous other factors affecting our business activities as described herein and in our 2020 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein. The following table summarizes our operating results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021		2020
Operating (loss) income:
Real Estate Operations[a]	$(770)	$(46)		$1,466		$2,053
Leasing Operations	1,234	(174)	[b]	25,470	[c]	650	[b]
Hotel	(776)	(1,652)		(2,408)		(2,706)
Entertainment	(359)	(1,420)		(1,576)		(959)
Corporate, eliminations and other[d]	(6,530)	11,778	[e]	(11,183)		8,800	[e]
Operating (loss) income	$(7,201)	$8,486		$11,769		$7,838
Interest expense, net	$(2,772)	$(3,666)		$(5,807)		$(7,581)
Net loss (income) attributable to noncontrolling interests in subsidiaries	$41	$331		$(6,681)		$1,408
Net (loss) income attributable to common stockholders	$(10,163)	$4,134		$(1,219)		$3,064
a.Includes sales commissions and other revenues together with related expenses.
b.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
c.Includes a $22.9 million gain on the sale of The Saint Mary.
d.Includes consolidated general and administrative expenses and eliminations of intersegment amounts. The increases in general and administrative expenses from the comparable prior year periods are primarily the result of increased consulting, legal and public relation costs for Stratus’ successful proxy contest and the ongoing REIT exploration process totaling $3.3 million in second-quarter 2021 and $4.4 million for the first six months of 2021.
e.Includes $15.0 million in income from earnest money received as a result of Ryman's termination of the agreements to purchase Block 21.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Developed property sales	$575	$1,833	$4,615	$14,140
Undeveloped property sales	—	—	2,500	—
Commissions and other	205	64	290	97
Total revenues	780	1,897	7,405	14,237
Cost of sales, including depreciation	1,550	1,943	5,939	12,184
Operating (loss) income	$(770)	$(46)	$1,466	$2,053

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase II lots	—	$—	$—	2	$1,183	$179
Phase III lots	1	575	233	1	650	257
Total Residential	1	$575		3	$1,833

	Six Months Ended June 30,
	2021			2020
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Homes	Revenues	Average Cost Per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	—	—	—	4	$2,372	$193
Phase III lots	3	2,215	299	7	4,590	306
Homes built on Phase III lots	—	—	—	2	7,178	3,273

W Austin Residences at Block 21:
Condominium Unit	1	2,400	1,721	—	—	—
Total Residential	4	$4,615		13	$14,140

The decrease in revenues in second-quarter 2021 and for the first six months of 2021, compared to the 2020 periods, reflects a decrease in the number of lots and homes sold in 2021 as available inventory decreased.

Undeveloped Property Sales. During the first six months of 2021, we sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales decreased to $1.6 million in second-quarter 2021 from $1.9 million in second-quarter 2020, primarily reflecting a decrease in the number of lots sold during second-quarter 2021. Cost of sales decreased to $5.9 million for first six months of 2021 from $12.2 million for first six months of 2020, primarily reflecting a decrease in the number of lots and homes sold during the first six months of 2021. The first six months of 2020 included the sale of two homes built on Amarra Drive Phase III lots that had higher average costs.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Rental revenue	$5,454	$5,934		$10,851	$11,893
Rental cost of sales, excluding depreciation	2,528	4,074	[a]	4,909	7,162	[a]
Depreciation	1,692	2,034		3,403	4,081
Gain on sale of assets	—	—		(22,931)	—
Operating income (loss)	$1,234	$(174)		$25,470	$650
a.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.

Rental Revenue. Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing, Kingwood Place, the office and retail space at Block 21, West Killeen Market, and The Saint Mary until its sale in January 2021. The decrease in rental revenue in the 2021 periods, compared with the 2020 periods, primarily reflects the sale of The Saint Mary. The Saint Mary had rental revenue of $0.1 million in first-quarter 2021 prior to the sale compared to $0.7 million in second-quarter 2020 and $1.4 million during the first six months of 2020.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in second-quarter 2021 and for the first six months of 2021, compared with the 2020 periods, primarily as a result of the $1.4 million charge in second-quarter 2020 for estimated uncollectible rents receivable and unrealizable deferred costs, as well as the sale of The Saint Mary. During the second quarter of 2020, our lease with Moviehouse, our anchor tenant at Lantana Place, was terminated and we charged $1.3 million to cost of sales to write off uncollectible rents receivable and unrealizable deferred costs associated with this lease. Subsequently, in July 2020, we entered into a new lease agreement with Moviehouse, which was further extended through July 31, 2021. The new lease agreement provided Moviehouse the right to extend the lease to the original 20-year term through October 31, 2039, at the original rent schedule, which Moviehouse exercised effective August 1, 2021. The lease is secured by a $1.4 million letter of credit.

Gain on Sale of Assets. In January 2021, our subsidiary sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) for the first six months of 2021.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Hotel revenue	$3,963	$1,046		$6,113	$7,005
Hotel cost of sales, excluding depreciation	3,862	1,767	[a]	6,764	7,675	[a]
Depreciation	877	931		1,757	2,036
Operating loss	$(776)	$(1,652)		$(2,408)	$(2,706)
a.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The increase in Hotel revenues in second-quarter 2021, compared to second-quarter 2020, is primarily a result of higher room reservations and food and beverage sales as the impacts of the COVID-19 pandemic continued to lessen during second-quarter 2021. The decrease in revenue during the first six months of 2021, compared to the first six months of 2020, is a result of the COVID-19 pandemic having a less significant impact in the first three months of 2020.

The hotel's average occupancy rate in the second quarter of 2021 was 33 percent, compared to the 12 percent average occupancy rate in the second quarter of 2020. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $95 in second-quarter 2021 and $73 for the first six months of 2021, compared with $29 in second-quarter 2020 and $89 for the first six months of 2020.

Hotel Cost of Sales. The increase in Hotel cost of sales, excluding depreciation, in second-quarter 2021, compared to second-quarter 2020, is primarily a result of higher room reservations and food and beverage sales as the impacts of the COVID-19 pandemic continued to lessen during second-quarter 2021. The decrease in Hotel cost of sales, excluding depreciation, in the first six months of 2021, compared to the first six months of 2020, is primarily a result of the COVID-19 pandemic having a less significant impact in the first three months of 2020. The decrease in depreciation during the first six months of 2021, compared to the first six months of 2020, is primarily because of a $202 thousand adjustment made in first-quarter 2020 for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Entertainment revenue	$1,658	$289	$2,267	$4,459
Entertainment cost of sales, excluding depreciation	1,670	1,305	3,095	4,531
Depreciation	347	404	748	887
Operating loss	$(359)	$(1,420)	$(1,576)	$(959)

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues increased in second-quarter 2021, compared to second-quarter 2020, primarily reflecting an increase in the number of events hosted at ACL Live and 3TEN ACL Live as the impacts of the COVID-19 pandemic continued to lessen during second-quarter 2021. In addition, we resumed recognizing revenue from sponsorships and sales of personal seat licenses and suites in second-quarter 2021, which had been suspended during the period in which the entertainment venues were closed. Revenue from sponsorships and sales of personal seat licenses and suites in second-quarter 2021 totaled $535 thousand compared to none in second-quarter 2020. Entertainment revenues decreased in the first six months of 2021, compared to the first six months of 2020, which primarily reflects the COVID-19 pandemic having a less significant impact in the first three months of 2020. The COVID-19 pandemic also prevented a full show schedule in the first six months of 2020, with government restrictions on gatherings forcing ACL Live to close.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ACL Live
Events:
Events hosted	26	—	54	38
Estimated attendance	10,814	—	14,230	45,446
Ticketing:
Number of tickets sold	6,060	—	9,770	37,703
Gross value of tickets sold (in thousands)	$302	$—	$675	$1,881

3TEN ACL Live
Events:
Events hosted	49	15	71	51
Estimated attendance	6,773	777	8,601	8,232
Ticketing:
Number of tickets sold	2,225	—	2,339	5,278
Gross value of tickets sold (in thousands)	$37	$—	$40	$126
Entertainment Cost of Sales. The increase in Entertainment cost of sales, excluding depreciation, in second-quarter 2021, compared to second-quarter 2020, reflects an increase in the number of events hosted. The decrease in Entertainment cost of sales, excluding depreciation, during the first six months of 2021, compared to the first six months of 2020, reflects a decrease in the attendance of events hosted by ACL Live as a result of reduced capacities. The decrease in depreciation for the first six months of 2021, compared to the first six months of 2020, is primarily because of an $89 thousand adjustment made for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses increased to $6.4 million in second-quarter 2021 from $3.1 million in second-quarter 2020, primarily reflecting a $3.3 million increase in consulting, legal and public relation costs for our successful proxy contest and our ongoing REIT exploration process and a $0.2 million increase in incentive compensation costs. Second-quarter 2020 costs included $0.4 million in legal fees associated with the Block 21 sales agreements and subsequent termination.
Consolidated general and administrative expenses increased to $10.9 million for the first six months of 2021 from $5.9 million for the first six months of 2020, primarily reflecting a $4.4 million increase in consulting, legal and public relation costs mostly for our successful proxy contest and our ongoing REIT exploration process. The remaining increase is primarily the result of an increase of $1.3 million in employee incentive compensation costs during the first six months of 2021 as the first six months 2020 included significant reductions to estimated incentive compensation accruals. The first six months of 2020 included $0.6 million in legal fees associated with the Block 21 sales agreements and subsequent termination. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
For the second quarter and first six months of 2020, corporate, eliminations and other includes $15.0 million in income from earnest money that was received from Ryman in May 2020 upon its termination of the agreements to purchase Block 21.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.0 million in second-quarter 2021 and $8.3 million for the first six months of 2021 compared with $4.9 million in second-quarter 2020 and $10.1 million for the first six months of 2020. Interest costs in the 2021 periods were lower, compared to the 2020 periods, primarily reflecting decreases in average interest rates.

Capitalized interest totaled $1.2 million in second-quarter 2021 and $2.5 million for the first six months of 2021 compared to $1.2 million in second-quarter 2020 and $2.5 million for the first six months of 2020. Capitalized interest is primarily related to development activities at Barton Creek.
Loss on Early Extinguishment of Debt. We recorded a $163 thousand loss on early extinguishment of debt in second-quarter 2021 and $226 thousand for the first six months of 2021 associated with the repayment of The Saint Mary construction loan upon the sale of the property in first-quarter 2021 and the refinancing of the Jones Crossing construction loan in second-quarter 2021.
(Provision for) Benefit from Income Taxes. We recorded a (provision for) benefit from income taxes of $(0.1) million in second-quarter 2021 and $(0.3) million for the first six months of 2021, compared to $(1.1) million in second-quarter 2020 and $1.4 million for the first six months of 2020. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses (income) totaled $41 thousand in second-quarter 2021 and $(6.7) million for the first six months of 2021, compared to $0.3 million in second-quarter 2020 and $1.4 million for the first six months of 2020. For the first six months of 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary. For the first six months of 2020, $0.6 million of the losses were incurred prior to 2020.
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

Comparison of Cash Flows for the Six Months Ended June 30, 2021 and 2020
Operating Activities. Cash (used in) provided by operating activities totaled $(15.0) million for the first six months of 2021, compared with $5.4 million for the first six months of 2020. Expenditures for purchases and development of real estate properties totaled $4.9 million for the first six months of 2021 and $8.7 million for the first six months of 2020, primarily related to development of our Barton Creek properties, including Amarra Villas. The cash outflows resulting from the decrease in accounts payable, accrued liabilities and other for the first six months of 2021 and 2020 are primarily related to the timing of property tax payments. The first six months of 2020 include $15.0 million from earnest money received as a result of Ryman's termination of the agreements to purchase Block 21.
Investing Activities. Cash provided by (used in) investing activities totaled $56.5 million for the first six months of 2021 and $(5.1) million for the first six months of 2020. Capital expenditures totaled $2.4 million for the first six months of 2021, primarily related to the Lantana Place and Magnolia Place projects, and $4.4 million for the first six months of 2020, primarily related to the Kingwood Place, Lantana Place and Jones Crossing projects.
During the first six months of 2021, we received proceeds, net of closing costs, from the sale of The Saint Mary of $59.5 million.
We also made payments totaling $0.6 million for the first six months of 2021 and $0.7 million for the first six months of 2020 under our master lease obligations associated with the 2017 sale of The Oaks at Lakeway.
Financing Activities. Cash used in financing activities totaled $38.8 million for the first six months of 2021 and $4.1 million for the first six months of 2020. During the first six months of 2021, net borrowings on the Comerica Bank credit facility totaled $2.2 million, compared with net repayments of $8.5 million for the first six months of 2020, reflecting the use of $13.8 million of the $15.0 million earnest money received from Ryman in 2020 to pay down the revolving credit facility. During the first six months of 2021, net repayments on other project and term loans totaled $26.7 million, primarily reflecting the repayment of The Saint Mary construction loan upon the sale of the project. During the first six months of 2020, net borrowings on other project and term loans totaled $5.0 million, primarily reflecting borrowings from the Paycheck Protection Program loan (PPP loan) (refer to Note 6 for further information) and borrowings for the Kingwood Place and The Saint Mary projects, partially offset by repayment of the Amarra Villas credit facility. See “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at June 30, 2021.

During the first six months of 2021, we paid distributions to noncontrolling interest owners of $13.1 million, primarily related to the sale of The Saint Mary.

Credit Facility, Other Financing Arrangements and Liquidity Outlook
At June 30, 2021, the total principal amount of our outstanding debt was $354.2 million, compared with $353.2 million at December 31, 2020. We had borrowings of $45.5 million under our $60.0 million Comerica Bank revolving credit facility, $14.3 million of which was available at June 30, 2021, net of a $150 thousand letter of credit committed against the credit facility.
During the pandemic we have proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. Refer to Note 6 in this report and in our 2020 Form 10-K for further discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of June 30, 2021.

Our debt agreements require compliance with specified financial covenants. The Santal loan and the Magnolia Place construction loan include a requirement that we maintain liquid assets, as defined in the agreements, of not less than $7.5 million. The Jones Crossing loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $2 million. The New Caney land loan and The Saint June construction loan include a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, the New Caney land loan, The Saint June construction loan, The Santal loan and the Magnolia Place construction loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility and the Kingwood Place construction loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, the Jones Crossing loan, the Lantana Place construction loan, and The Saint June construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of June 30, 2021, we were in compliance with all of our financial covenants; however, for the last three quarters of 2020 and the first two quarters of 2021, our Block 21 subsidiary did not pass the debt service coverage ratio financial test under the Block 21 loan, which, though not a financial covenant, caused the Block 21 subsidiary to enter into a “Trigger Period” as discussed below.

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

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Block 21 loan, The Santal loan and the Jones Crossing loan guarantees that are generally limited to non-recourse carve-out obligations. Refer to Note 6 in our 2020 Form 10-K for additional discussion.

The Block 21 loan agreement, secured by the Block 21 assets, contains financial tests that we must meet in order to avoid a “Trigger Period” (as described below). Specifically, we must maintain (i) a net worth in excess of $125 million and (ii) liquid assets having a market value of at least $10 million, each as defined in the Block 21 loan agreement. Additionally, our Block 21 subsidiary must maintain a trailing-12-month debt service coverage ratio, tested quarterly, as defined in the Block 21 loan agreement. If any of these financial tests are not met, a “Trigger Period,” which is not a default, results. As a result of the pandemic, our Block 21 subsidiary has not met the debt service coverage ratio test each quarter beginning with the June 30, 2020, test date, resulting in a "Trigger Period." During a "Trigger Period," any cash generated from the Block 21 project in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we currently expect the "Trigger Period" to continue through the end of 2022.

Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent it from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million during 2020 and $9.1 million during the first six months of 2021, including $4.1 million in the second quarter. Based on current projections, additional contributions are expected to total $4.4 million through early 2022. As of June 30, 2021, we had $7.5 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many detailed and complex underlying assumptions, including (1) that our Block 21 businesses will generate positive operating income in the second half of 2021 and that Block 21 will generate sufficient cash to cover debt service by early 2022, (2) that current conditions in our leasing operations will not deteriorate materially, (3) that we close on projected asset sales in our real estate operations segment, including certain land sales at our mixed-use properties, on anticipated terms, (4) that we are able to secure anticipated financing for certain development projects, and (5) that we can repay, extend or refinance debt coming due in the next 12 months, including loans at Amarra Villas, West Killeen Market and New Caney. No assurances can be given that the results anticipated by our projections will occur. See Note 6 in our 2020 Form 10-K and “Risk Factors” included in Part I, Item 1A. of our 2020 Form 10-K, for further discussion.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2021 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Block 21 loan	$1,242	$2,613	$2,765	$2,904	$3,094	$125,872	$138,490
The Santal loan	—	—	—	75,000	—	—	75,000
Comerica Bank credit facility	—	45,526	—	—	—	—	45,526
Jones Crossing loan	—	—	—	—	—	24,500	24,500
New Caney land loan	—	4,500	—	—	—	—	4,500
PPP loan	—	3,987	—	—	—	—	3,987
Construction loans:
Kingwood Place[a]	—	31,989	—	—	—	—	31,989
Lantana Place	404	827	20,700	—	—	—	21,931
West Killeen Market	84	6,597	—	—	—	—	6,681
Amarra Villas credit facility	—	1,580	—	—	—	—	1,580
Total	$1,730	$97,619	$23,465	$77,904	$3,094	$150,372	$354,184
a.We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.

Other than the debt transactions discussed in Note 6 and Note 10, there have been no material changes in our contractual obligations since December 31, 2020. Refer to Part II, Items 7. and 7A. "Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K for further information regarding our contractual obligations.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, our ability to open and hold events at our venues, our ability to collect rents timely, future cash flows and liquidity, our ability to comply with or obtain waivers of financial and other covenants in debt agreements, our ongoing in-depth exploration of conversion to a REIT, potential steps necessary prior to conversion to a REIT, the potential timing of any REIT conversion, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, the impact of interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, and future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, evolving risks relative to the COVID-19 pandemic (including the recent resurgences related to the spread of COVID-19 variants) and its economic effects, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to ramp up operations at Block 21, collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, the implementation, operational, financing and tax complexities to be evaluated and addressed before our Board decides whether to recommend a REIT conversion to shareholders, our ability to qualify as a REIT, which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, our ability to complete the steps that must be taken in order to convert to a REIT and the timing thereof, the potential costs of converting to and operating as a REIT, whether our Board will determine that conversion to a REIT is in the best interests of our shareholders, whether shareholders will approve changes to our organizational documents consistent with a public REIT structure, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, our ability to hold events and increase attendance at our venues, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2020 Form 10-K, filed with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended June 30, 2021. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended June 30, 2021.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

3.3	Certificate of Elimination of the Series D Participating Cumulative Preferred Stock of the Company, dated August 12, 2021.		8-K	001-37716	8/13/2021

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

4.3	Stockholder Rights Agreement, dated as of September 22, 2020, by and between the Company and Computershare Inc., as rights agent (which includes the Form of Rights Certificate as Exhibit C thereto).		8-A	001-37716	9/22/2020

4.4	Amendment to Stockholder Rights Agreement, dated as of March 12, 2021, by and between Stratus Properties Inc. and Computershare Inc., as Rights Agent.		8-K	001-37716	3/15/2021

4.5	Amendment No. 2 to Stockholder Rights Agreement, dated as of August 12, 2021, by and between Stratus Properties Inc. and Computershare Inc., as Rights Agent.		8-K	001-37716	8/13/2021

10.1	Loan and Security Agreement by and between Santal, L.L.C., as borrower and ACRC Lender LLC, as lender, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.2	Note by and between Santal, L.L.C. and ACRC Lender LLC, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.3
Modification of Loan Agreement, Note, Mortgage and Other Loan Documents by and among Santal, L.L.C., as borrower, Stratus Properties Inc., as guarantor, and ACRE Commercial Mortgage 2017-FL3 Ltd., as lender, dated as of April 1, 2021.
			8-K	001-37716	4/6/2021

10.4	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

10.5	Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated June 2, 2021.		8-K	001-37716	6/8/2021

10.6	Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, dated June 17, 2021.		8-K	001-37716	6/23/2021

10.7	Promissory Note by and between College Station 1892 Properties, L.L.C. and Regions Bank dated June 17, 2021.		8-K	001-37716	6/23/2021

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.8*	Form of Notice of Grant of Restricted Stock Units (adopted 2021).	X

10.9*	Form of Notice of Grant of Restricted Stock Units for Awards under the Profit Participation Incentive Plan (adopted 2021).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: August 16, 2021
S-1