Form 10-Q
period 2021-09-30
STRATUS PROPERTIES INC
filed 2021-11-15
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On October 29, 2021, there were issued and outstanding 8,245,203 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$23,169	$12,434
Restricted cash	36,452	21,749
Real estate held for sale	1,773	4,204
Real estate under development	144,666	98,137
Land available for development	42,564	53,432
Real estate held for investment, net	211,972	217,369
Lease right-of-use assets	10,634	10,871
Other assets	20,606	20,093
Assets held for sale	67,264	105,727
Total assets	$559,100	$544,016

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,541	$8,047
Accrued liabilities, including taxes	10,066	12,698
Debt	295,394	276,712
Lease liabilities	13,888	13,269
Deferred gain	5,253	6,173
Other liabilities	21,382	16,709
Liabilities held for sale	75,174	100,644
Total liabilities	431,698	434,252

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	188,553	186,777
Accumulated deficit	(71,340)	(66,357)
Common stock held in treasury	(21,753)	(21,600)
Total stockholders’ equity	95,554	98,914
Noncontrolling interests in subsidiaries	31,848	10,850
Total equity	127,402	109,764
Total liabilities and equity	$559,100	$544,016

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Real estate operations	$900	$5,025	$8,296	$19,254
Leasing operations	5,723	5,807	16,098	17,257
Hotel	5,198	1,596	11,251	8,537
Entertainment	3,659	373	5,926	4,818
Total revenues	15,480	12,801	41,571	49,866
Cost of sales:
Real estate operations	1,845	3,578	7,824	15,754
Leasing operations	2,667	2,789	7,443	9,941
Hotel	4,312	3,318	11,076	10,983
Entertainment	2,781	1,143	5,646	5,449
Depreciation	2,832	3,329	8,758	10,339
Total cost of sales	14,437	14,157	40,747	52,466
General and administrative expenses	5,422	2,868	16,365	8,786
Impairment of real estate	625	—	625	—
Income from forfeited earnest money	—	—	—	(15,000)
Gain on sale of assets	—	—	(22,931)	—
Total	20,484	17,025	34,806	46,252
Operating (loss) income	(5,004)	(4,224)	6,765	3,614
Interest expense, net	(2,859)	(3,587)	(8,666)	(11,168)
Net gain on extinguishment of debt	3,680	—	3,454	—
Other income, net	70	85	74	114
(Loss) income before income taxes and equity in unconsolidated affiliates' loss	(4,113)	(7,726)	1,627	(7,440)
Provision for income taxes	(82)	(7,536)	(351)	(6,166)
Equity in unconsolidated affiliates' loss	(2)	(9)	(11)	(9)
Net (loss) income and total comprehensive (loss) income	(4,197)	(15,271)	1,265	(13,615)
Total comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	433	193	(6,248)	1,601
Net loss and total comprehensive loss attributable to common stockholders	$(3,764)	$(15,078)	$(4,983)	$(12,014)

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(1.84)	$(0.61)	$(1.46)

Basic and diluted weighted-average common shares outstanding	8,239	8,214	8,232	8,208

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$1,265	$(13,615)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	8,758	10,339
Cost of real estate sold	4,028	10,692
Impairment of real estate	625	—
Gain on sale of assets	(22,931)	—
Net gain on extinguishment of debt	(3,454)	—
Amortization of debt issuance costs and stock-based compensation	1,468	1,601
Equity in unconsolidated affiliates' loss	11	9
Deferred income taxes	—	12,277
Purchases and development of real estate properties	(30,841)	(11,607)
Increase in other assets	(997)	(2,974)
Increase (decrease) in accounts payable, accrued liabilities, deposits and other	5,699	(6,263)
Net cash (used in) provided by operating activities	(36,369)	459

Cash flow from investing activities:
Capital expenditures	(6,708)	(5,328)
Proceeds from sale of assets	59,488	—
Payments on master lease obligations	(1,019)	(1,093)
Other, net	36	(9)
Net cash provided by (used in) investing activities	51,797	(6,430)

Cash flow from financing activities:
Borrowings from credit facility	37,700	18,800
Payments on credit facility	(26,778)	(25,975)
Borrowings from project loans	39,445	15,690
Payments on project and term loans	(53,330)	(7,584)
Stock-based awards net payments	(132)	(79)
Distributions to noncontrolling interests	(13,227)	—
Noncontrolling interests’ contributions	27,977	—
Financing costs	(1,645)	(423)
Net cash provided by financing activities	10,010	429
Net increase (decrease) in cash, cash equivalents and restricted cash	25,438	(5,542)
Cash, cash equivalents and restricted cash at beginning of year	34,183	38,591
Cash, cash equivalents and restricted cash at end of period	$59,621	$33,049

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at June 30, 2021	9,377	$94	$188,323	$(67,576)	1,143	$(21,753)	$99,088	$4,444	$103,532
Exercised and vested stock-based awards	11	—	25	—	—	—	25	—	25
Stock-based compensation	—	—	205	—	—	—	205	—	205
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(140)	(140)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	27,977	27,977
Total comprehensive loss	—	—	—	(3,764)	—	—	(3,764)	(433)	(4,197)
Balance at September 30, 2021	9,388	$94	$188,553	$(71,340)	1,143	$(21,753)	$95,554	$31,848	$127,402

Balance at June 30, 2020	9,347	$93	$186,422	$(40,503)	1,137	$(21,600)	$124,412	$11,575	$135,987
Exercised and vested stock-based awards	11	—	22	—	—	—	22	—	22
Stock-based compensation	—	—	176	—	—	—	176	—	176
Total comprehensive loss	—	—	—	(15,078)	—	—	(15,078)	(193)	(15,271)
Balance at September 30, 2020	9,358	$93	$186,620	$(55,581)	1,137	$(21,600)	$109,532	$11,382	$120,914

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Exercised and vested stock-based awards	30	—	25	—	—	—	25	—	25
Stock-based compensation	—	—	589	—	—	—	589	—	589
Grant of restricted stock units under the Profit Participation Incentive Plan	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,227)	(13,227)
Noncontrolling interests’ contributions	—	—	—	—	—	—	—	27,977	27,977
Total comprehensive (loss) income	—	—	—	(4,983)	—	—	(4,983)	6,248	1,265
Balance at September 30, 2021	9,388	$94	$188,553	$(71,340)	1,143	$(21,753)	$95,554	$31,848	$127,402

Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	28	—	22	—	—	—	22	—	22
Stock-based compensation	—	—	516	—	—	—	516	—	516
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Total comprehensive loss	—	—	—	(12,014)	—	—	(12,014)	(1,601)	(13,615)
Balance at September 30, 2020	9,358	$93	$186,620	$(55,581)	1,137	$(21,600)	$109,532	$11,382	$120,914

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

Operating results for the third quarter of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. In particular, the COVID-19 pandemic continued to affect Stratus' operations. As a result, this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance. Also, in September and October 2021, Stratus entered into agreements to sell The Santal and Block 21, respectively. Refer to Note 4 for further discussion.

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

COVID-19 Pandemic Impact. Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The impacts of the pandemic are continuing during 2021 but began to lessen as vaccines became widely available in the U.S. during the first quarter of 2021, although there have been periodic increases in the number of cases in the U.S. as a result of vaccine hesitancy and the spread of COVID-19 variants. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences and meetings), quarantines, mask mandates and social distancing measures. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing the capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. As a result of the spread of the COVID-19 variants and resurgence in infections, on July 27, 2021, the U.S. Centers for Disease Control and Prevention (CDC) changed its mask guidance to, among other things, recommend that fully vaccinated individuals wear masks indoors in areas of “substantial” or “high transmission,” which according to the CDC, as of November 12, 2021, includes much of Texas, although Austin and Houston are currently areas of “moderate” transmission. Stratus cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments nor what impact these developments may have on its business.

As a result, the pandemic has had, and is expected to continue to have, an impact on Stratus' business and operations, particularly on its Hotel and Entertainment segments. Because the pandemic is unprecedented in recent history, and its severity, duration and future economic consequences are difficult to predict, Stratus cannot predict its future impact on Stratus' business and operations with any certainty.

Stratus’ revenue, operating income and cash flow in its Hotel and Entertainment segments were adversely impacted beginning late in the first quarter of 2020 and through the first nine months of 2021, and are expected to continue to be adversely impacted during the remainder of 2021, although the adverse impacts began to lessen during the first quarter of 2021. The hotel has remained open throughout the pandemic and the 40 percent average occupancy in the third quarter of 2021 was higher than the 16 percent average occupancy in the third quarter of 2020 and the 33 percent average occupancy in the second quarter of 2021. While Stratus' entertainment venues, ACL Live and 3TEN ACL Live, were able to host events during third-quarter 2021 and the first nine months of 2021, capacity remained limited until opening up to full capacity in August 2021.

Refer to Note 1 of the Stratus 2020 Form 10-K for further discussion of the pandemic's impacts on Stratus' business.

Related Party Transactions. Refer to Note 3 for discussion of LCHM Holdings, LLC (LCHM), its manager, and JBM Trust, which are related parties as a result of LCHM’s greater than 5 percent beneficial ownership of Stratus’ common stock and representation on Stratus’ Board of Directors. LCHM and JBM Trust have invested in certain of Stratus' limited partnerships.

Stratus has an arrangement with Austin Retail Partners for services provided by a consultant of Austin Retail Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Austin Retail Partners for the consultant's consulting services and expense reimbursements totaled $27 thousand in third-quarter 2021, $28 thousand in third-quarter 2020 and $93 thousand for the first nine months of 2021 and the first nine months of 2020.

2. EARNINGS PER SHARE
Stratus’ net loss per share of common stock was calculated by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. The weighted-average shares of common stock exclude approximately 145 thousand shares for third-quarter 2021, 90 thousand shares for third-quarter 2020, 134 thousand shares for the first nine months of 2021 and 86 thousand shares for the first nine months of 2020 associated with restricted stock units (RSUs) and outstanding stock options that were anti-dilutive as a result of the net losses for the periods.

3. LIMITED PARTNERSHIPS
The Saint June, L.P. In June 2021, The Saint June, L.P., a Texas limited partnership and a subsidiary of Stratus, entered into a construction loan to develop The Saint June, a 182-unit, multi-family luxury garden-style apartment project within the Amarra subdivision of the Barton Creek community in Austin, Texas. Refer to Note 6 for further discussion of this loan. In July 2021, an unrelated equity investor contributed $16.3 million to The Saint June, L.P. partnership for a 65.87 percent interest. Stratus has a 34.13 percent interest in The Saint June, L.P. following its contribution of land, development to date and $1.1 million of cash.

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

Stratus Block 150, L.P. In September 2021, Stratus Block 150, L.P., a Texas limited partnership and a subsidiary of Stratus, completed financing transactions from which a portion of the proceeds were used to purchase the land for Block 150, now known as The Annie B, a proposed luxury multi-family high-rise development with ground-level retail in downtown Austin, Texas. The proceeds will also be used to fund predevelopment costs of the project. These financing transactions included (i) a $14.0 million land loan and (ii) $11.7 million from the sale of Class B limited partnership interests in a private placement offering, along with $3.9 million in cash and pursuit costs contributed by wholly owned subsidiaries of Stratus. Refer to Note 6 for further discussion of the land loan.

Upon completion of the private placement offering, Stratus holds, in the aggregate, a 25 percent indirect equity interest in Stratus Block 150, L.P. No individual Class B limited partner has an equity interest greater than 25 percent. One of the participants in the private placement offering, JBM Trust, which purchased a limited partnership interest initially representing a 6.4 percent equity interest in Stratus Block 150, L.P., has a trustee who also serves as sole manager of LCHM.

Stratus Block 150, L.P. is governed by a limited partnership agreement between Stratus and the equity investors, and a wholly owned subsidiary of Stratus serves as the general partner. Stratus plans to capitalize The Annie B in a two-phase process consisting of the initial land partnership phase and potentially followed by a development partnership phase. No asset management fee will be paid to the general partner during the land partnership phase. If the general partner determines to proceed with the development partnership phase, the general partner would continue to manage Stratus Block 150, L.P. and would begin to receive an asset management fee to be agreed on at that time. During the development partnership phase, the general partner would receive a development management fee of approximately 4 percent of certain construction costs for The Annie B.

The Saint Mary, L.P. In June 2018, The Saint Mary, L.P., a Texas limited partnership and a subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury, garden-style apartment project in the Circle C community in Austin, Texas. The financing transactions included a $26.0 million construction loan with Texas Capital Bank, National Association and an $8.0 million private placement. Two of the participants in the private placement offering, LCHM and JBM Trust, each purchased limited partnership interests initially representing a 6.1 percent equity interest in The Saint Mary, L.P. Refer to Note 2 of the Stratus 2020 Form 10-K for further discussion.

The Saint Mary, L.P. sold The Saint Mary property in January 2021. In connection with the sale, The Saint Mary, L.P. distributed $1.8 million each to LCHM and JBM Trust. Refer to Note 4 for further discussion.

Stratus Kingwood Place, L.P. In August 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.8 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, a H-E-B, LP-anchored, mixed-use development project. Two of the participants in the private placement offering, LCHM and JBM Trust, each purchased limited partnership interests initially representing an 8.8 percent equity interest in Kingwood, L.P. Refer to Note 2 of the Stratus 2020 Form 10-K for further discussion.

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint June, L.P., Stratus Block 150, L.P., The Saint Mary, L.P. and Kingwood, L.P. are variable interest entities and that Stratus is the primary beneficiary. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands), except those related to The Saint Mary. The assets and liabilities of The Saint Mary (primarily the real estate held for investment and the related debt) are presented as held for sale in Stratus' consolidated balance sheet as of December 31, 2020.

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$6,454	$745
Restricted cash	15,511	—
Real estate under development	35,413	2,380
Land available for development	7,627	8,143
Real estate held for investment	31,615	31,962
Other assets	3,181	2,195
Total assets	99,801	45,425
Liabilities:
Accounts payable and accrued liabilities	2,451	850
Debt	45,669	31,215
Total liabilities	48,120	32,065
Net assets	$51,681	$13,360

4. DISPOSITIONS
Block 21. In December 2019, Stratus entered into agreements to sell Block 21, a mixed-use development in downtown Austin, Texas, that contains the W Austin Hotel and office, retail and entertainment space, to Ryman Hospitality Properties, Inc. (Ryman) for $275 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sales. As a result of the negative impact on capital markets and the overall economic environment caused by the COVID-19 pandemic, in May 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to purchase Block 21 and authorizing the release of Ryman’s $15.0 million in earnest money to Stratus. During the second quarter of 2020, Stratus recorded the $15.0 million as operating income.

In October 2021, Stratus entered into new agreements to sell Block 21 to Ryman for $260.0 million. The purchase price includes Ryman’s assumption of approximately $138 million of existing Block 21 mortgage debt and is subject to downward adjustments up to $5.0 million. The remainder of the purchase price will be paid in cash. The transaction is targeted to close near year-end 2021, subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicer to the purchaser’s assumption of the existing mortgage loan; the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement; the absence of a material adverse effect; and other customary closing conditions. The Block 21 purchase agreement will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. Of the total purchase price, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims.

The carrying amounts of Block 21's major classes of assets and liabilities in the consolidated balance sheets follow (in thousands):

	September 30, 2021		December 31, 2020
Assets:
Cash and cash equivalents	$8,338		$3,125
Restricted cash	16,225	[a]	12,850
Real estate held for investment, net	121,010		124,669
Other assets	2,184		2,165
Total assets	$147,757		$142,809
Liabilities:
Accounts payable and accrued liabilities, including taxes	$4,943		$5,296
Debt	137,284		139,013
Other liabilities	9,887		7,183
Total liabilities	$152,114		$151,492
a.Most restricted cash would be received by Ryman upon the closing of the sale.

Block 21’s results of operations in the consolidated statements of comprehensive loss consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Hotel	$5,198	$1,596	$11,251	$8,537
Entertainment	3,658	373	5,923	4,816
Leasing operations and other	356	347	1,124	1,193
Total revenue	9,212	2,316	18,298	14,546
Cost of sales:
Hotel	4,312	3,318	11,076	10,983
Entertainment	2,749	1,112	5,559	5,369
Leasing operations and other	196	350	871	1,137
Depreciation	1,360	1,423	4,134	4,671
Total cost of sales	8,617	6,203	21,640	22,160
General and administrative expenses	170	133	568	1,181
Income from forfeited earnest money	—	—	—	(15,000)
Operating income (loss)	425	(4,020)	(3,910)	6,205
Interest expense, net	(2,005)	(2,039)	(5,976)	(6,099)
Other income, net	—	—	—	27
Provision for income taxes	(52)	(111)	(106)	(109)
Net (loss) income	$(1,632)	$(6,170)	$(9,992)	$24

The Santal. In September 2021, Stratus entered into an agreement to sell The Santal for $152.0 million, which was subsequently amended to provide the purchaser a $0.7 million repair credit and to extend the closing date to no later than December 10, 2021. The Santal is Stratus’ wholly owned 448-unit garden-style, multi-family luxury apartment complex located in Section N of Austin’s upscale Barton Creek community. In connection with entering into the agreement to sell The Santal, Stratus amended the loan agreement with the project lender to enable prepayment of the loan, subject to a prepayment fee.

The sale is expected to close in December 2021, subject to the satisfaction or waiver of customary closing conditions. The transaction will terminate if all conditions to closing are not satisfied or waived by the parties. The purchaser has deposited $3.5 million in earnest money toward the purchase price of The Santal. Stratus guaranteed the obligations of its subsidiary under the purchase agreement, up to a liability cap of $2.3 million for any claims related thereto up to a period of two years after the transaction closes.

Stratus reported the assets and liabilities of The Santal as held for sale in its consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities for The Santal follow (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Real estate held for investment, net	$67,236	$69,160
Other assets	28	51
Total assets held for sale	$67,264	$69,211
Liabilities:
Accrued liabilities	$113	$170
Debt	74,523	74,343
Other liabilities	538	524
Total liabilities held for sale	$75,174	$75,037

The Santal had rental revenue of $2.3 million in third-quarter 2021, $2.2 million in third-quarter 2020, $6.8 million for the first nine months of 2021 and $6.5 million for the first nine months of 2020. Interest expense related to The Santal loan was $0.7 million in third-quarter 2021, $1.0 million in third-quarter 2020, $2.4 million for the first nine months of 2021 and $3.0 million for the first nine months of 2020.

The Saint Mary. In January 2021, The Saint Mary, L.P. sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, Stratus received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. Stratus recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) for the first nine months of 2021. Stratus also recognized a $63 thousand loss on extinguishment of debt for the first nine months of 2021 related to the repayment of The Saint Mary construction loan.

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
The Saint Mary had rental revenue prior to the sale of $0.1 million in first-quarter 2021, $0.9 million in third-quarter 2020, and $2.3 million for the first nine months of 2020. Interest expense, net of capitalized amounts, related to The Saint Mary construction loan was less than $0.1 million in first-quarter 2021, $0.2 million in third-quarter 2020 and $0.8 million for the first nine months of 2020.

Kingwood Place Land. In September 2021, Stratus entered into a contract to sell the multi-family tract of land at Kingwood Place, which was planned for approximately 275 multi-family units, for $5.5 million. The sale, if consummated, is expected to close by mid-2022. Upon entering into the contract, Stratus recorded a $625 thousand impairment charge in the third quarter of 2021 to reduce the carrying value of the land to its fair value based on the contractual sale price less estimated selling costs.

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

A summary of the carrying amount and fair value of Stratus' debt follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$295,394	$297,997	$276,712	$279,328

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT
The components of Stratus' debt follow (in thousands):

	September 30, 2021	December 31, 2020
Block 21 loan[a]	$137,284	$139,013
Comerica Bank credit facility	54,226	43,304
Jones Crossing loan	24,016	—
The Annie B land loan	13,816	—
New Caney land loan	4,492	4,949
Paycheck Protection Program loan	272	3,987
Construction loans:
Kingwood Place	31,853	31,215
Lantana Place	21,726	24,051
West Killeen Market	6,116	6,707
Amarra Villas credit facility	1,593	1,109
Jones Crossing	—	22,377
Total debt[b]	$295,394	$276,712
a.The Block 21 loan is expected to be assumed by Ryman as part of the sale of Block 21. Refer to Note 4 for further discussion of the pending Block 21 sale.
b.Includes net reductions for unamortized debt issuance costs of $1.6 million at September 30, 2021, and $1.5 million at December 31, 2020. Total debt does not include debt associated with The Santal or The Saint Mary, which is reflected in liabilities held for sale. Refer to Note 4 for further discussion.

As of September 30, 2021, Stratus had $5.6 million available under its $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility.

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

The Jones Crossing loan has a maturity date of June 17, 2026, and bears interest at the London Interbank Offered Rate (LIBOR) plus 2.25 percent, provided LIBOR shall not be less than 0.15 percent. Payments of interest only on the Jones Crossing loan are due monthly through the term of the loan with the outstanding principal due at maturity.

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

The Annie B Land Loan. In September 2021, a Stratus subsidiary entered into an 18-month, $14.0 million land loan with Comerica Bank to acquire The Annie B (The Annie B land loan). The loan matures on March 1, 2023, and bears interest at LIBOR plus 3.0 percent, provided LIBOR shall not be less than 0.5 percent. Payments of interest only on the loan are due monthly through February 2023, with the outstanding principal due at maturity.

The Annie B land loan is guaranteed by Stratus and secured by The Annie B project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of less than 50 percent. The Annie B land loan requires Comerica Banks’ prior written consent for any Stratus common stock repurchases in excess of $1.0 million.

New Caney Land Loan. In March 2021, Stratus exercised its option to extend the New Caney land loan for an additional 12 months from March 8, 2021, to March 8, 2022, which required a principal payment of $0.5 million.

PPP Loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. The PPP loan accrues interest at 1 percent and will mature on April 15, 2022, except for the portion that was forgiven. Stratus' PPP loan forgiveness application was accepted and approved in August 2021 and the outstanding balance and accrued interest were forgiven with the exception of $0.3 million. As such, Stratus recognized a gain on extinguishment of debt of $3.7 million during third-quarter 2021.

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

The Saint June Construction Loan. In June 2021, The Saint June, L.P. entered into a construction loan with Texas Capital Bank to finance approximately 55 percent of the estimated $55 million cost of the development and construction of The Saint June. Available borrowings under the loan total the least of (i) $30.3 million, (ii) 60 percent of the total construction costs, or (iii) 55 percent of the as-stabilized appraised value of the property. As of September 30, 2021, no amounts were outstanding under this loan.

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

The loan is secured by The Saint June project and is fully guaranteed by Stratus. However, the guaranty will convert to a 50 percent repayment guaranty upon completion of construction of The Saint June. Further, once The Saint June, L.P. is able to maintain a debt service coverage ratio of 1.25 to 1.00, the repayment guaranty will be eliminated. Notwithstanding the foregoing, Stratus will remain liable for customary carve-out obligations and environmental indemnity. Stratus is also required to maintain a net asset value, as defined by the guaranty, of $125.0 million and liquid assets of at least $10.0 million. The Saint June, L.P. is not permitted to make distributions to its partners until completion of The Saint June project and after the project achieves a debt service coverage ratio of at least 1.00 for three consecutive months.

Magnolia Place Construction Loan. In August 2021, a Stratus subsidiary entered into a $14.8 million construction loan with Veritex Community Bank secured by the Magnolia Place project. The loan matures on August 12, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee. The loan bears interest at 30-day LIBOR plus 3.25 percent (or, if applicable, a replacement rate), with a floor of 3.50 percent. Payments of interest only are due monthly through August 12, 2024, with the outstanding principal due at maturity. As of September 30, 2021, no amounts were outstanding under this loan.

Stratus provided a completion guaranty and 25-percent-limited-payment guaranty. The loan agreement contains financial covenants, including that Stratus is required to maintain a net asset value, as defined in the loan agreement, of $125.0 million and liquid assets of at least $7.5 million.

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2020 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $4.2 million in third-quarter 2021, $4.7 million in third-quarter 2020, $12.5 million for the first nine months of 2021 and $14.8 million for the first nine months of 2020. Stratus' capitalized interest totaled $1.3 million in third-quarter 2021, $1.1 million in third-quarter 2020, $3.8 million for the first nine months of 2021, and $3.6 million for the first nine months of 2020. Capitalized interest is primarily related to development activities at Barton Creek.

7. PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Compensation Committee of Stratus' Board of Directors (the Committee) unanimously adopted the Stratus Profit Participation Incentive Plan (PPIP), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. Refer to Note 8 of the Stratus 2020 Form 10-K for further discussion.

In March 2021, Stratus granted 53,411 stock-settled RSUs with a grant-date value of $1.5 million, based on Stratus' stock price on the date of issuance, under the PPIP for West Killeen Market, which reached a valuation event under the PPIP in October 2020. Stratus transferred the $1.2 million accrued liability balance under the PPIP for West Killeen Market to capital in excess of par value and will amortize the $0.3 million balance of the grant date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs.

The sale of The Saint Mary in January 2021, was a capital transaction under the PPIP. The accrued liability under the PPIP related to The Saint Mary project totaled $2.1 million at September 30, 2021, and is expected to be paid in cash to eligible participants no later than March 15, 2022.

In September 2021, Lantana Place reached a valuation event under the PPIP and Stratus plans to obtain an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Lantana Place totaled $1.5 million at September 30, 2021, and, subject to adjustment based on the appraisal, is expected to be settled in RSUs awarded to eligible participants in the first half of 2022.

The expected sale of The Santal in December 2021 will be a capital transaction under the PPIP. The accrued liability under the PPIP related to The Santal totaled $2.8 million at September 30, 2021, but may increase by as much as approximately $4 million upon a sale closing. The award is expected to be paid in cash to eligible participants no later than March 15, 2022, subject to the PPIP’s limits on cash compensation paid to certain officers. Specifically, if the total cash payments made with respect to development projects under the PPIP for 2021 to an executive officer exceed four times the executive officer’s base salary, any amounts due under the PPIP in excess of that amount will be converted to an equivalent number of RSUs with a one-year vesting period. Any such RSUs would be awarded in the first half of 2022.

A summary of PPIP costs (credits) follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Charged to general and administrative expense	$2,751	$190	$3,495	$401
Capitalized to project development costs	(60)	134	367	315
Total PPIP costs	$2,691	$324	$3,862	$716

The accrued liability for the PPIP totaled $8.9 million at September 30, 2021, and $6.2 million at December 31, 2020 (included in other liabilities). As of September 30, 2021, no amounts had been paid in cash to participants under the PPIP.

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2020 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $44 thousand at September 30, 2021, and December 31, 2020. Stratus' deferred tax assets had valuation allowances totaling $12.9 million at September 30, 2021, and $10.7 million at December 31, 2020. In the third quarter of 2020, Stratus recorded a valuation allowance on its deferred tax assets of $9.6 million. In evaluating the recoverability of the deferred tax assets, management considered available positive and negative evidence, giving greater weight to the recent current cumulative losses and uncertainty regarding projected future financial results. Upon a change in facts and circumstances, management may conclude that sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance in the future, which would favorably impact Stratus' results of operations. Stratus’ future results of operations may be negatively impacted by an inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets that are not more likely than not to be realized.

Stratus' consolidated effective income tax rate of 22 percent for the first nine months of 2021 approximates the U.S. Federal statutory income tax rate of 21 percent. The difference was primarily attributable to a full valuation allowance against U.S. Federal deferred tax assets, and the Texas state margin tax. The difference between Stratus' consolidated effective income tax rate of (83) percent for the first nine months of 2020 and the U.S. Federal statutory income tax rate of 21 percent, was primarily attributable to a discrete tax charge of $9.6 million to record a valuation allowance on Stratus' deferred tax assets; the CARES Act, which allowed Stratus to carryback losses to 2017 when the U.S. corporate tax rate was 35 percent, among other impacts, resulting in a discrete tax benefit of $1.4 million; and the Texas state margin tax.

9. BUSINESS SEGMENTS
Stratus has four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; and the Lantana community, including a portion of Lantana Place planned for a future multi-family phase); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (a vacant pad site at West Killeen Market); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development and vacant pad sites) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes The Santal, West Killeen Market, office and retail space at Block 21 and completed portions of Lantana Place, Jones Crossing and Kingwood Place. In September 2021, Stratus entered into an agreement to sell The Santal for $152.0 million. The sale is expected to close in December 2021, subject to the satisfaction or waiver of customary closing conditions.

The Hotel segment includes the W Austin Hotel located at Block 21 in downtown Austin, Texas.

The Entertainment segment includes ACL Live, a live music and entertainment venue, and 3TEN ACL Live, both located at Block 21. In addition to hosting concerts and private events, ACL Live is the home of Austin City Limits, the longest running music series in American television history.

In October 2021, Stratus entered into new agreements to sell Block 21 for $260.0 million. The transaction is targeted to close near year-end 2021, subject to the timely satisfaction or waiver of various closing conditions. The sale of Block 21 will include the W Austin Hotel, ACL Live, 3TEN ACL Live and the office and retail space at Block 21.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Real Estate Operations:
Developed property sales	$—	$5,001	$4,615	$19,141
Undeveloped property sales	750	—	3,250	—
Commissions and other	150	24	431	113
	900	5,025	8,296	19,254
Leasing Operations:
Rental revenue	5,723	5,807	16,098	17,257

Hotel:
Rooms, food and beverage	4,748	1,504	9,978	7,511
Other	450	92	1,273	1,026
	5,198	1,596	11,251	8,537
Entertainment:
Event revenue	2,865	373	4,515	4,224
Other	794	—	1,411	594
	3,659	373	5,926	4,818

Total revenues from contracts with customers	$15,480	$12,801	$41,571	$49,866

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]		Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]		Total

Three Months Ended September 30, 2021:
Revenues:
Unaffiliated customers	$900		$5,723		$5,198	$3,659	$—		$15,480
Intersegment	55		247		38	1	(341)		—
Cost of sales, excluding depreciation	1,945		2,547		4,312	2,905	(104)		11,605
Depreciation	46		1,600		878	346	(38)		2,832
General and administrative expenses	—		—		—	—	5,422	[c]	5,422
Impairment of real estate	625	[d]	—		—	—	—		625
Operating (loss) income	$(1,661)		$1,823		$46	$409	$(5,621)		$(5,004)
Capital expenditures and purchases and development of real estate properties	$25,962	[e]	$4,138		$177	$15	$—		$30,292
Total assets at September 30, 2021	211,405		194,143	[f]	91,779	35,222	26,551		559,100

	Real Estate Operations[a]	Leasing Operations		Hotel	Entertainment	Corporate, Eliminations and Other[b]	Total
Three Months Ended September 30, 2020:
Revenues:
Unaffiliated customers	$5,025	$5,807		$1,596	$373	$—	$12,801
Intersegment	5	223		18	(6)	(240)	—
Cost of sales, excluding depreciation	3,585	2,793		3,317	1,242	(109)	10,828
Depreciation	57	2,051		891	392	(62)	3,329
General and administrative expenses	—	—		—	—	2,868	2,868
Operating income (loss)	$1,388	$1,186		$(2,594)	$(1,267)	$(2,937)	$(4,224)
Capital expenditures and purchases and development of real estate properties	$2,952	$716		$213	$2	$—	$3,883
Total assets at September 30, 2020	160,890	236,970	[f]	93,666	35,495	16,198	543,219

Nine Months Ended September 30, 2021:
Revenues:
Unaffiliated customers	$8,296		$16,098		$11,251	$5,926	$—		$41,571
Intersegment	64		723		98	1	(886)		—
Cost of sales, excluding depreciation	7,781		7,456		11,076	6,000	(324)		31,989
Depreciation	149		5,003		2,635	1,094	(123)		8,758
General and administrative expenses	—		—		—	—	16,365	[c]	16,365
Impairment of real estate	625	[d]	—		—	—	—		625
Gain on sale of assets	—		(22,931)	[g]	—	—	—		(22,931)
Operating (loss) income	$(195)		$27,293		$(2,362)	$(1,167)	$(16,804)		$6,765
Capital expenditures and purchases and development of real estate properties	$30,841	[e]	$6,273		$392	$43	$—		$37,549

Nine Months Ended September 30, 2020:
Revenues:
Unaffiliated customers	$19,254	$17,257		$8,537		$4,818		$—		$49,866
Intersegment	13	666		82		8		(769)		—
Cost of sales, excluding depreciation	15,653	9,955	[h]	10,992	[i]	5,773		(246)		42,127
Depreciation	173	6,132		2,927	[j]	1,279	[j]	(172)		10,339
General and administrative expenses	—	—		—		—		8,786		8,786
Income from forfeited earnest money	—	—		—		—		(15,000)	[k]	(15,000)
Operating income (loss)	$3,441	$1,836		$(5,300)		$(2,226)		$5,863		$3,614
Capital expenditures and purchases and development of real estate properties	$11,607	$4,681		$523		$124		$—		$16,935
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.The increase in third-quarter 2021, compared to third-quarter 2020, is primarily the result of a $2.6 million increase in employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal. The increase for the first nine months of 2021, compared to the first nine months of 2020, is primarily the result of a $4.0 million increase in employee incentive compensation costs, including those associated with the PPIP, and increased consulting, legal and public relation costs for Stratus' successful proxy contest and the real estate investment trust exploration process totaling $3.8 million.
d.Represents the difference by which the fair value of the multi-family tract of land at Kingwood Place, based on the contractual sale price less estimated selling costs, was less than Stratus' carrying value of the land.
e.Includes the purchase of The Annie B land for $22.5 million.
f.Includes assets held for sale at The Santal totaling $67.3 million at September 30, 2021, and The Santal and The Saint Mary, totaling $106.1 million at September 30, 2020.

g.Represents the gain on the January 2021 sale of The Saint Mary.
h.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
i.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.
j.Includes a $202 thousand adjustment in the Hotel segment and an $89 thousand adjustment in the Entertainment segment for the period in December 2019 when the hotel and entertainment venues were held for sale and, therefore, not depreciated.
k.Represents income from earnest money received as a result of Ryman's termination in May 2020 of the 2019 agreements to purchase Block 21.

10. SUBSEQUENT EVENTS
Stratus evaluated events after September 30, 2021, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” herein, Part II, Item 1A. "Risk Factors" herein and Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K for further discussion). In particular, the impacts of the COVID-19 pandemic continue to affect our operations. As a result, our performance during this interim period, as well as future interim periods while the COVID-19 pandemic is ongoing, will not be comparable to past performance or indicative of future performance. We expect continued uncertainty in our business and the global economy as a result of the duration and intensity of the COVID-19 pandemic and its related effects. All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

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

In September 2021, we entered into an agreement to sell The Santal, our wholly owned 448-unit garden-style, multi-family luxury apartment complex located in Barton Creek, for $152.0 million. In October 2021, we entered into new agreements to sell Block 21, our wholly owned mixed-use development in downtown Austin, Texas, that contains the W Austin Hotel and office, retail and entertainment space, for $260.0 million. As discussed further below, these sales, if completed, would result in significant after-tax cash proceeds to us. In addition, the sale of Block 21 would eliminate our Hotel and Entertainment segments. Refer to Note 9 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

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

In October 2021, we entered into new agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million. The purchase price includes Ryman's assumption of approximately $138 million of existing mortgage debt and is subject to downward adjustments up to $5.0 million. The transaction is targeted to close near year-end 2021, subject to the timely satisfaction or waiver of various closing conditions. After closing costs and assumption of the outstanding Block 21 loan, the sale is expected to generate net pre-tax proceeds of approximately $115 million before prorations and including $6.9 million to be escrowed for 12 months after closing. We expect to record a pre-tax gain of approximately $110 million upon the closing of the sale.

In September 2021, we entered into an agreement to sell The Santal for $152.0 million. The sale is expected to close in December 2021, subject to the satisfaction or waiver of customary closing conditions. After closing costs and payment of the outstanding Santal loan, the sale is expected to generate net pre-tax proceeds of approximately $70 million. We expect to record a pre-tax gain on the sale of approximately $80 million in the fourth quarter of 2021.

In January 2021, we sold The Saint Mary, a 240-unit luxury garden-style apartment project in the Circle C community, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) for the first nine months of 2021.

Refer to Note 4 for further discussion of our property dispositions. Refer to Note 3 and Note 6 for a discussion of financing transactions we entered into during 2021, including for the construction and development of The Saint June and Magnolia Place, and the refinancing of The Santal and Jones Crossing projects.

If completed, the sales of The Santal and Block 21 will result in us receiving substantial cash proceeds, estimated to be approximately $145 million after tax (approximately $50 million relating to The Santal and $95 million relating to Block 21, including $6.9 million to be escrowed). Our Board of Directors (Board) and management team are engaged in a strategic planning process, which includes consideration of the uses of proceeds from the sales and of our long-term business strategy. Potential uses of proceeds may include a combination of further deleveraging, returning cash to shareholders and reinvesting in our robust project pipeline. These factors may impact our evaluation of a potential conversion to a real estate investment trust (REIT).

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC

Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The impacts of the pandemic are continuing during 2021 but began to lessen as vaccines became widely available in the U.S. during the first quarter of 2021, although there have been periodic increases in the number of cases in the U.S. as a result of vaccine hesitancy and the spread of COVID-19 variants. The pandemic resulted in government restrictions of various degrees and effective at various times, resulting in limitations on normal daily activities for individuals and capacity restrictions and, in some cases, closures for many businesses. Effective March 10, 2021, the Governor of Texas issued an executive order lifting the mask mandate in Texas and increasing the capacity of all businesses and facilities in the state to 100 percent. Businesses in Texas may still limit capacity or implement additional safety protocols at their own discretion. As a result of the spread of the COVID-19 variants and resurgence in infections, on July 27, 2021, the U.S. Centers for Disease Control and Prevention (CDC) changed its mask guidance to, among other things, recommend that fully vaccinated individuals wear masks indoors in areas of “substantial” or “high transmission,” which according to the CDC, as of November 12, 2021, includes much of Texas, although Austin and Houston are currently areas of “moderate” transmission. We cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments nor what impact these developments may have on our business.

We are optimistic about a post-pandemic recovery and are encouraged by indications that the vaccines are effective and by the rising levels of economic activity in our markets. Although the pandemic has had an adverse impact on our hotel and entertainment operations, which have seen improvements over the last two quarters, our residential properties and opportunities have been positively impacted, as discussed in more detail throughout this report.

Impacts on our Business
The COVID-19 pandemic has had, and is expected to continue to have, an impact on our business and operations, particularly on our Hotel and Entertainment segments which were adversely impacted beginning late in the first quarter of 2020 and to date in 2021, and are expected to continue to be adversely impacted during the remainder of 2021, although the impacts continued to lessen during third-quarter 2021. The hotel has remained open throughout the pandemic and the 40 percent average occupancy in the third quarter of 2021 was higher than the 16 percent average occupancy in the third quarter of 2020 and the 33 percent average occupancy in the second quarter of 2021. While our entertainment venues, ACL Live and 3TEN ACL Live, were able to host events during third-quarter 2021 and the first nine months of 2021, capacity remained limited at our entertainment venues until opening up to full capacity in August 2021. The extent to which the adverse impacts of the pandemic continue depends on numerous evolving factors that we cannot predict. Moreover, even as travel advisories and restrictions are lifted, travel and entertainment demand may remain weak for a significant length of time.

The Austin market, as well as the other Texas markets where we operate, continue to rebound from pandemic lows. Our residential properties have been positively impacted by home-centric trends resulting from the pandemic and from the increased attractiveness of Austin, Texas as a desirable place to live. Demand for residential properties is strong in our markets, currently exceeding available supply. For example, we have sold almost all of our single-family lot inventory at Barton Creek at attractive prices, and we have been able to increase rents on apartments at The Santal. After the successful sale of The Saint Mary multi-family project in the first quarter of 2021, we began construction on The Saint June, a 182-unit multi-family project in Barton Creek, and closed on a construction loan for the project (refer to Note 6). In April 2021, we announced development plans for Holden Hills, a new residential development formerly known as Section KLO, in the Barton Creek community. The project consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on sustainability and energy conservation. We also purchased the land for Block 150, now known as The Annie B, a proposed luxury multi-family high-rise development with ground-level retail in downtown Austin, Texas. We believe we have attractive opportunities to develop or sell residential components of our projects at Magnolia Place, Lantana Place, Jones Crossing and our remaining land in Lakeway. Our multi-family tract of land at Kingwood Place is currently under contract to sell for $5.5 million. However, with increased demand and construction activity in our markets, and industry-wide material and labor supply constraints, we have also experienced certain cost increases. We continue to actively manage and monitor these costs. In addition, the ongoing trend toward online shopping has accelerated during the COVID-19 pandemic. We have been adjusting to these retail trends by incorporating more multi-family residential space and more food and beverage and entertainment space into our development plans.

Despite the COVID-19 pandemic, we have continued to advance our land planning, engineering, permitting and development activities. In addition to the projects discussed above, in August 2021, we closed on a construction loan and began construction on the first phase of development of Magnolia Place, an H-E-B, LP (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas (refer to Note 6). In July 2021, an unrelated equity investor acquired a 65.87 percent interest in The Saint June partnership for $16.3 million (refer to Note 3).

As a result of the COVID-19 pandemic, and beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of our retail leasing tenants, which had closed or were operating at significantly reduced capacities. Rent deferrals with our retail tenants resulted in a reduction of scheduled base rent collections of 10 percent during the period from April through December 2020. The deferred rents are scheduled to be collected over a 12-month or 24-month period that started in January 2021. During the first quarter of 2021, we began collecting these rent deferrals. Further, we have retained substantially all of our pre-pandemic retail tenants, added new tenants, and all of our tenants are currently paying rent per their leases, as well as monthly payments pursuant to previously disclosed base rent deferral arrangements as applicable. At our multi-family properties, we have granted rent deferral accommodations on a case-by-case basis, with no material decline in rent collections or occupancy.

Our 2019 agreements to sell Block 21 for $275 million were terminated by Ryman in May 2020 as a result of the negative impact on capital markets and the overall economic environment caused by the COVID-19 pandemic. As a result of Ryman’s termination of the transaction, it forfeited to us $15.0 million of earnest money. We recorded the $15.0 million as operating income during the second quarter of 2020. As discussed above, in October 2021, we entered into new agreements to sell Block 21 to Ryman for $260.0 million.

Impacts on our Liquidity and Capital Resources
As of September 30, 2021, we had $5.6 million available under our $60.0 million Comerica Bank credit facility, with a $150 thousand letter of credit committed against the credit facility. During the pandemic we have proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. Refer to Note 6 for further discussion.

With respect to our Block 21 loan, Stratus Block 21, LLC, our wholly owned subsidiary that owns Block 21 (the Block 21 subsidiary) continues to not meet the quarterly debt service coverage ratio test resulting in a "Trigger Period," which is not a default but restricts our ability to receive cash distributions from the project. Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent it from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million during 2020 and $13.0 million during the first nine months of 2021, including $3.9 million during the third quarter. Depending on the timing of the sale of Block 21, we expect additional contributions to total as much as $1.1 million through early 2022.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 and “Capital Resources and Liquidity” below for further discussion.

We are continuing to closely monitor health and market conditions and are prepared to make further adjustments to our business strategy if and when appropriate.

OVERVIEW OF FINANCIAL RESULTS FOR THIRD-QUARTER 2021

Our net loss attributable to common stockholders totaled $3.8 million, or $0.46 per share, in third-quarter 2021, compared to $15.1 million, or $1.84 per share, in third-quarter 2020. During the first nine months of 2021 our net loss attributable to common stockholders totaled $5.0 million, or $0.61 per share, compared to $12.0 million, or $1.46 per share, during the first nine months of 2020. Our results for the first nine months of 2021 were positively impacted by the $22.9 million gain on the sale of The Saint Mary in January 2021 ($16.2 million net of noncontrolling interests). Our net losses attributable to common stockholders in the 2021 periods include (i) increases in charges to general and administrative expenses for incentive compensation costs associated with our Profit Participation Incentive Plan (PPIP) resulting primarily from an increased valuation for The Santal (third-quarter and nine-month period), and for consulting, legal and public relation costs incurred in connection with our successful proxy contest and our REIT exploration process (nine month period), partly offset by (ii) a $3.7 million gain related to forgiveness of substantially all of our Paycheck Protection Program (PPP) loan (third-quarter and nine-month period). The net losses in the 2020 periods include a non-cash tax charge of $9.6 million in third-quarter 2020 to record a valuation allowance on our deferred tax assets. The net loss for the first nine months of 2020 is net of $15.0 million in income from forfeited earnest money received as a result of the termination of the 2019 Block 21 transaction in second-quarter 2020.

Our revenues totaled $15.5 million in third-quarter 2021 and $41.6 million for the first nine months of 2021, compared with $12.8 million in third-quarter 2020 and $49.9 million for the first nine months of 2020. The increase in revenues in third-quarter 2021, compared to third-quarter 2020, primarily reflects increases in revenue from our Hotel and Entertainment segments as the negative impacts from the COVID-19 pandemic continued to lessen during third-quarter 2021. The decrease in revenue for the first nine months of 2021, compared to the first nine months of 2020, primarily reflects a decrease in the number of developed residential lots and homes sold as available inventory decreased. Refer to "Results of Operations" below for further discussion of our segments.

UPDATE ON PROJECT AND DEVELOPMENT ACTIVITIES

Current Residential Activities
During the first nine months of 2021, we sold three Amarra Drive Phase III lots, a five-acre multi-family tract of land in Amarra Drive and our last remaining condominium unit at the W Austin Residences for a total of $7.1 million. For further discussion, refer to "Results of Operations — Real Estate Operations." As of September 30, 2021, two developed Amarra Drive Phase III lots remained unsold.

The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven homes during 2017 and 2018. We sold the last two completed homes in 2019. We began construction of the next two Amarra Villas homes during the first quarter of 2020, which are expected to be completed in early 2022. As of November 12, 2021, one of these homes was under contract. In addition, a contract had been signed to sell a second home on which we began construction in second-quarter 2021. As of November 12, 2021, a total of 11 units (1 of which is under construction and 10 of which construction has not started) remain available of the initial 20-unit development.

The Santal, a garden-style luxury apartment complex consisting of 448 units in Section N in the Barton Creek community, is fully leased and stabilized. In September 2021, we entered into an agreement to sell The Santal for $152.0 million. The sale is expected to close in December 2021, subject to the satisfaction or waiver of customary closing conditions.

In third-quarter 2021, after completion of financing, we began construction on The Saint June. The Saint June is a 182-unit multi-family project within the Amarra subdivision in the Barton Creek community. Refer to Notes 3 and 6 for a discussion of project financing. The first units of The Saint June are currently expected to be completed in third-quarter 2022 with completion of the project expected in first-quarter 2023. We also expect this property to achieve an Austin Energy Green Building rating.

For further discussion of our multi-family and single-family residential properties, refer to MD&A in our 2020 Form 10-K.

Current Commercial Activities
In August 2021, we announced new development plans for Magnolia Place, an H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas that is wholly owned by Stratus. We began construction on the first phase of development of Magnolia Place in August 2021. Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development is expected to consist of 2 retail buildings totaling approximately 19,000 square feet, all 5 pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. H-E-B recently began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B. We are evaluating a sale of the land for the single-family residential component.

We have constructed approximately 152,000 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and we have signed ground leases on two of the retail pads. Three pad sites remain available for lease. As of September 30, 2021, we had signed leases for approximately 85 percent of the retail space, including the H-E-B grocery store. In September 2021, we entered into a contract to sell a multi-family tract of land at Kingwood Place, which is currently planned for approximately 275 multi-family units, for $5.5 million. We recorded a $625 thousand impairment charge in third-quarter 2021 to reduce the land's carrying value to its fair value based on the contractual sale price less estimated selling costs. If consummated, the sale is expected to close in mid-2022.

Lantana Place is a partially developed, mixed-use development project located in southwest Austin. As of September 30, 2021, we had signed leases for approximately 85 percent of the retail space in the first phase, including the anchor tenant, Moviehouse & Eatery (Moviehouse). In July 2020, we entered into a new six-month lease agreement, which was further extended through July 31, 2021, with Moviehouse in which rent was based on a percentage of Moviehouse's revenue. The lease agreement provided Moviehouse the right to extend the lease to the original 20-year term through October 31, 2039, at the original rent schedule, which Moviehouse exercised effective August 1, 2021. The lease is secured by a $1.4 million letter of credit. We also have a ground lease for an AC Hotel by Marriott. Construction of the hotel began in May 2019, and it is expected to open in fourth-quarter 2021. We rezoned a portion of the Lantana property for a potential multi-family development of up to 320 units and expect to begin construction in second-quarter 2022.

As of September 30, 2021, we had signed leases for substantially all of the retail space at the first phase of Jones Crossing, an H-E-B-anchored, mixed-use development located in College Station, Texas, and approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent H-E-B grocery store. During third-quarter 2021, we sold a pad site at West Killeen Market for $750 thousand and only one unsold pad site remains at West Killeen Market. During second-quarter 2021, we refinanced the Jones Crossing project to improve loan terms and take advantage of the low-interest-rate market. Block 21's Class A leasable office space was approximately 60 percent leased as of September 30, 2021, including 9,000 square feet occupied by our corporate office, and the retail space was substantially fully leased as of September 30, 2021.

For further discussion of our commercial properties, refer to MD&A in our 2020 Form 10-K.

Projects in Planning
In September 2021, we announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Based on preliminary plans, The Annie B would be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 300 luxury multi-family units for lease and ground level retail. The project includes the historic AO Watson house, which will be renovated and expanded to offer amenities that may include a restaurant, pool and garden, while preserving the property’s historic and architectural features. We closed the land purchase on September 1, 2021, and we expect to finalize development plans over the next 12 to 18 months. The Annie B is expected to achieve an Austin Energy Green Building rating.

We are advancing the planning and permitting process for development of future phases of Barton Creek, including Holden Hills, a new residential development formerly known as Section KLO, and commercial and multi-family Section N.

Holden Hills, our final large residential development within the Barton Creek community, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation. The city of Austin and Travis County approved initial subdivision permit applications for Holden Hills in October 2019 and the engineering for roads and utilities for the initial phase has been completed. We anticipate securing final permits to start construction in the first quarter of 2022. We currently expect to complete site work for phase one, including the construction of road, utility, drainage and other required infrastructure, approximately 17 months from the issuance of our final permits. Accordingly, our projections anticipate that we would begin sales in Holden Hills in late 2022 or early 2023. Phases one and two of the Holden Hills development plan encompass the development of the home sites. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Operating (loss) income:
Real Estate Operations[a]	$(1,661)	[b]	$1,388		$(195)	[b]	$3,441
Leasing Operations	1,823		1,186		27,293	[c]	1,836	[d]
Hotel	46		(2,594)		(2,362)		(5,300)
Entertainment	409		(1,267)		(1,167)		(2,226)
Corporate, eliminations and other[e]	(5,621)		(2,937)		(16,804)		5,863	[f]
Operating (loss) income	$(5,004)		$(4,224)		$6,765		$3,614
Interest expense, net	$(2,859)		$(3,587)		$(8,666)		$(11,168)
Net loss (income) attributable to noncontrolling interests in subsidiaries	$433		$193		$(6,248)		$1,601
Net loss attributable to common stockholders	$(3,764)	[g]	$(15,078)	[h]	$(4,983)	[g]	$(12,014)	[h]
a.Includes sales commissions and other revenues together with related expenses.
b.Includes a $625 thousand impairment charge for the multi-family tract of land at Kingwood Place that is under contract to sell for $5.5 million.
c.Includes a $22.9 million gain on the January 2021 sale of The Saint Mary.
d.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
e.The increase in third-quarter 2021, compared to third-quarter 2020, is primarily the result of a $2.6 million increase in employee incentive compensation costs associated with our PPIP resulting primarily from an increased valuation for The Santal. The increase for the first nine months of 2021, compared to the first nine months of 2020, is primarily the result of a $4.0 million increase in employee incentive compensation costs, including those associated with our PPIP, and increased consulting, legal and public relation costs for Stratus' successful proxy contest and the REIT exploration process totaling $3.8 million.
f.Includes $15.0 million in income from earnest money received as a result of Ryman's termination in May 2020 of the 2019 agreements to purchase Block 21.
g.Includes a $3.7 million gain related to forgiveness of our PPP loan.
h.Includes a $9.6 million tax charge to record a valuation allowance on our deferred tax assets.
We have four operating segments: Real Estate Operations, Leasing Operations, Hotel and Entertainment (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Developed property sales	$—	$5,001	$4,615	$19,141
Undeveloped property sales	750	—	3,250	—
Commissions and other	205	29	495	126
Total revenues	955	5,030	8,360	19,267
Cost of sales, including depreciation	1,991	3,642	7,930	15,826
Impairment of real estate	625	—	625	—
Operating (loss) income	$(1,661)	$1,388	$(195)	$3,441

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Lots	Revenues	Average Cost Per Lot	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Phase III lots	—	—	—	4	$5,001	$535
Total Residential	—	—		4	$5,001

	Nine Months Ended September 30,
	2021			2020
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Homes	Revenues	Average Cost Per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	—	$—	$—	4	$2,372	$193
Phase III lots	3	2,215	299	11	9,591	389
Homes built on Phase III lots	—	—	—	2	7,178	3,273

W Austin Residences at Block 21:
Condominium unit	1	2,400	1,721	—	—	—
Total Residential	4	$4,615		17	$19,141

The decrease in revenues in third-quarter 2021 and for the first nine months of 2021, compared to the 2020 periods, reflects a decrease in the number of lots and homes sold in 2021 as available inventory decreased.

Undeveloped Property Sales. In third-quarter 2021 we sold a pad site at West Killeen Market for $750 thousand. During the first nine months of 2021, we also sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales decreased to $2.0 million in third-quarter 2021 and $7.9 million for the first nine months of 2021 from $3.6 million in third-quarter 2020 and $15.8 million for the first nine months of 2020, primarily reflecting a decrease in the number of lots and homes sold during the 2021 periods, partly offset by the sale of our last condominium unit at Block 21 during the first nine months of 2021.

Impairment of Real Estate. In September 2021, we entered into a contract to sell the multi-family land at Kingwood Place planned for multi-family units for $5.5 million. At the time of entering into the contract, the fair value of the land based on the contractual sale price less estimated selling costs was less than its carrying value, and we recorded a $625 thousand impairment charge in the third quarter of 2021.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental revenue	$5,970	$6,030	$16,821	$17,923
Rental cost of sales, excluding depreciation	2,547	2,793	7,456	9,955	[a]
Depreciation	1,600	2,051	5,003	6,132
Gain on sale of assets	—	—	(22,931)	—
Operating income	$1,823	$1,186	$27,293	$1,836
a.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.

Rental Revenue.  Rental revenue primarily includes revenue from The Santal, Lantana Place, Jones Crossing, Kingwood Place, the office and retail space at Block 21, West Killeen Market, and The Saint Mary until its sale in January 2021. The decrease in rental revenue in the 2021 periods, compared with the 2020 periods, primarily reflects the sale of The Saint Mary, partly offset by increased revenue at Lantana Place. The Saint Mary had rental revenue of $0.1 million in first-quarter 2021 prior to the sale compared to $0.9 million in third-quarter 2020 and $2.3 million during the first nine months of 2020.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in third-quarter 2021 and for the first nine months of 2021, compared with the 2020 periods, primarily as a result of the sale of The Saint Mary. The decrease during the first nine months of 2021, compared to the first nine months of 2020, was further impacted by a $1.4 million charge in second-quarter 2020 for estimated uncollectible rents receivable and unrealizable deferred costs. During the second quarter of 2020, our lease with Moviehouse, our anchor tenant at Lantana Place, was terminated and we charged $1.3 million to cost of sales to write off uncollectible rents receivable and unrealizable deferred costs associated with this lease. Subsequently, in July 2020, we entered into a new lease agreement with Moviehouse, which was further extended through July 31, 2021. The new lease agreement provided Moviehouse the right to extend the lease to the original 20-year term through October 31, 2039, at the original rent schedule, which Moviehouse exercised effective August 1, 2021. The lease is secured by a $1.4 million letter of credit.

Gain on Sale of Assets. In January 2021, our subsidiary sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) for the first nine months of 2021.

The pending sale of Block 21 will include the sale of the office and retail space at Block 21. The pending sale of The Santal will also impact this segment. Refer to Note 4 for further discussion.

Hotel
The following table summarizes our Hotel results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Hotel revenue	$5,236	$1,614	$11,349	$8,619
Hotel cost of sales, excluding depreciation	4,312	3,317	11,076	10,992	[a]
Depreciation	878	891	2,635	2,927
Operating income (loss)	$46	$(2,594)	$(2,362)	$(5,300)
a.Includes a $0.8 million credit related to a business interruption insurance claim filed as a result of water and smoke damage in the W Austin Hotel in January 2018.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. The increase in Hotel revenues in the 2021 periods, compared to the 2020 periods, is primarily a result of higher room reservations and food and beverage sales as the impacts of the COVID-19 pandemic continued to lessen during third-quarter 2021.

The hotel's average occupancy in the third quarter of 2021 was 40 percent, compared to the 16 percent average occupancy in the third quarter of 2020 and 33 percent average occupancy in the second quarter of 2021. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $121 in third-quarter 2021 and $89 for the first nine months of 2021, compared with $36 in third-quarter 2020 and $71 for the first nine months of 2020.

Hotel Cost of Sales. The increase in Hotel cost of sales, excluding depreciation, in third-quarter 2021, compared to third-quarter 2020, is primarily a result of higher room reservations and food and beverage sales as the impacts of the COVID-19 pandemic continued to lessen during third-quarter 2021. The decrease in depreciation during the first nine months of 2021, compared to the first nine months of 2020, is primarily because of a $202 thousand adjustment made in first-quarter 2020 for the period in December 2019 when the hotel was held for sale and, therefore, not depreciated.

The pending sale of Block 21 will include the sale of the W Austin Hotel.

Entertainment
The following table summarizes our Entertainment results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Entertainment revenue	$3,660	$367	$5,927	$4,826
Entertainment cost of sales, excluding depreciation	2,905	1,242	6,000	5,773
Depreciation	346	392	1,094	1,279
Operating income (loss)	$409	$(1,267)	$(1,167)	$(2,226)

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues increased in third-quarter 2021 and during the first nine months of 2021, compared to the 2020 periods, primarily reflecting an increase in the number of events hosted at ACL Live and 3TEN ACL Live as the impacts of the COVID-19 pandemic continued to lessen during third-quarter 2021. As of August 2021, ACL Live and 3TEN ACL Live are operating at full capacity. In addition, we resumed recognizing revenue from sponsorships and sales of personal seat licenses and suites in second-quarter 2021, which had been suspended during the period in which the entertainment venues were closed. Revenue from sponsorships and sales of personal seat licenses and suites totaled $606 thousand in third-quarter 2021 and $1.1 million during the first nine months of 2021 compared to none in third-quarter 2020 and $521 thousand during the first nine months of 2020. The COVID-19 pandemic prevented a full show schedule in the first nine months of 2020, with government restrictions on gatherings forcing ACL Live to close.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ACL Live
Events:
Events hosted	52	17	106	55
Estimated attendance	37,815	656	52,045	46,102
Ticketing:
Number of tickets sold	26,047	—	35,817	37,703
Gross value of tickets sold (in thousands)	$1,653	$—	$2,328	$1,881

3TEN ACL Live
Events:
Events hosted	39	19	110	70
Estimated attendance	4,936	1,607	13,537	9,839
Ticketing:
Number of tickets sold	3,780	—	6,119	5,278
Gross value of tickets sold (in thousands)	$93	$—	$133	$126
Entertainment Cost of Sales. The increase in Entertainment cost of sales, excluding depreciation, in third-quarter 2021 and for the first nine months of 2021, compared to the 2020 periods, reflects an increase in the number of events hosted. The decrease in depreciation for the first nine months of 2021, compared to the first nine months of 2020, is primarily because of an $89 thousand adjustment made for the period in December 2019 when the entertainment venues were held for sale and, therefore, not depreciated.

The pending sale of Block 21 will include the sale of ACL Live and 3TEN ACL Live.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses increased to $5.4 million in third-quarter 2021 from $2.9 million in third-quarter 2020, primarily reflecting a $2.6 million increase in employee incentive compensation costs associated with our PPIP resulting primarily from an increased valuation for The Santal. Additional expense of up to $4.0 million may be recognized upon the closing of the sale of the property.

Consolidated general and administrative expenses increased to $16.4 million for the first nine months of 2021 from $8.8 million for the first nine months of 2020, primarily reflecting a $4.0 million increase in employee incentive compensation costs, including those associated with our PPIP, and increased consulting, legal and public relation costs for our successful proxy contest and the REIT exploration process totaling $3.8 million. The first nine months of 2020 included $0.6 million in legal fees associated with the 2019 Block 21 sales agreements and subsequent termination.
For the first nine months of 2020, corporate, eliminations and other also included $15.0 million in income from earnest money that was received from Ryman in May 2020 upon its termination of the 2019 agreements to purchase Block 21. Corporate, eliminations and other also includes eliminations of intersegment transactions among the four operating segments.
Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $4.2 million in third-quarter 2021 and $12.5 million for the first nine months of 2021 compared with $4.7 million in third-quarter 2020 and $14.8 million for the first nine months of 2020. Interest costs in the 2021 periods were lower, compared to the 2020 periods, primarily reflecting decreases in average interest rates and the repayment of The Saint Mary construction loan upon the sale of the property.
Capitalized interest totaled $1.3 million in third-quarter 2021 and $3.8 million for the first nine months of 2021 compared to $1.1 million in third-quarter 2020 and $3.6 million for the first nine months of 2020. Capitalized interest is primarily related to development activities at Barton Creek.
Net Gain on Extinguishment of Debt. We recorded a $3.7 million gain on extinguishment of debt in third-quarter 2021 and $3.5 million for the first nine months of 2021 primarily associated with the forgiveness of substantially all of our PPP loan in third quarter 2021. This gain was partly offset by losses on the extinguishment of debt associated with the repayment of The Saint Mary construction loan upon the sale of the property in first-quarter 2021 and the refinancing of the Jones Crossing construction loan in second-quarter 2021, which resulted in the write-off of unamortized deferred financing costs.
Provision for Income Taxes. We recorded a provision for income taxes of $0.1 million in third-quarter 2021 and $0.4 million for the first nine months of 2021, compared to $7.5 million in third-quarter 2020 and $6.2 million for the first nine months of 2020. The third quarter and first nine months of 2020 included a $9.6 million non-cash tax charge to record a valuation allowance on our deferred tax assets. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses (income) totaled $0.4 million in third-quarter 2021 and $(6.2) million for the first nine months of 2021, compared to $0.2 million in third-quarter 2020 and $1.6 million for the first nine months of 2020. For the first nine months of 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary. For the first nine months of 2020, $0.6 million of the losses were incurred prior to 2020.
CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Nine Months Ended September 30, 2021 and 2020
Operating Activities. Cash (used in) provided by operating activities totaled $(36.4) million for the first nine months of 2021, compared with $0.5 million for the first nine months of 2020. Expenditures for purchases and development of real estate properties totaled $30.8 million for the first nine months of 2021, primarily related to the purchase of the land for The Annie B and the development of our Barton Creek properties, including Amarra Villas, and $11.6 million for the first nine months of 2020, primarily related to the development of our Barton Creek properties, including Amarra Villas, and the purchase of an office building in Austin.
The first nine months of 2020 also includes $15.0 million from earnest money received as a result of Ryman's termination in May 2020 of the 2019 agreements to purchase Block 21. The cash inflow from the increase in accounts payable, accrued liabilities, deposits and other during the first nine months of 2021, compared to the cash outflow from the decrease in accounts payable, accrued liabilities, deposits and other during the first nine months of 2020, is primarily a result of the timing of payments, including contractor retention payments associated with the completion of The Saint Mary and Kingwood Place in 2020.
Investing Activities. Cash provided by (used in) investing activities totaled $51.8 million for the first nine months of 2021 and $(6.4) million for the first nine months of 2020. Capital expenditures totaled $6.7 million for the first nine months of 2021, primarily related to The Saint June, Lantana Place and Magnolia Place projects, and $5.3 million for the first nine months of 2020, primarily related to the Kingwood Place and Lantana Place projects.
During the first nine months of 2021, we received proceeds, net of closing costs, from the sale of The Saint Mary of $59.5 million.
Financing Activities. Cash provided by financing activities totaled $10.0 million for the first nine months of 2021 and $0.4 million for the first nine months of 2020. During the first nine months of 2021, net borrowings on the Comerica Bank credit facility totaled $10.9 million, compared with net repayments of $7.2 million for the first nine months of 2020, reflecting the use of $13.8 million of the $15.0 million earnest money received from Ryman in 2020 to pay down the revolving credit facility. During the first nine months of 2021, net repayments on other project and term loans totaled $13.9 million, primarily reflecting the repayment of The Saint Mary construction loan upon the sale of the project. During the first nine months of 2020, net borrowings on other project and term loans totaled $8.1 million, primarily reflecting borrowings from the PPP loan (refer to Note 6 for further information) and borrowings for the Kingwood Place and The Saint Mary projects, partly offset by repayment of the Amarra Villas credit facility. Refer to “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at September 30, 2021.
During the first nine months of 2021, we paid distributions to noncontrolling interest owners of $13.2 million, primarily related to the sale of The Saint Mary, and received contributions from noncontrolling interest owners of $28.0 million, related to The Saint June and Block 150 limited partnerships.

Credit Facility, Other Financing Arrangements and Liquidity Outlook
At September 30, 2021, the total principal amount of our outstanding debt was $297.0 million, compared with $278.2 million at December 31, 2020. Consolidated debt at both dates excluded The Santal loan of approximately $75 million, and at December 31, 2020, also excluded The Saint Mary construction loan of approximately $25 million, as a result of these properties being classified as held for sale at those dates. We had borrowings of $54.2 million under our $60.0 million Comerica Bank revolving credit facility, $5.6 million of which was available at September 30, 2021, net of a $150 thousand letter of credit committed against the credit facility.
During the pandemic we have proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. Refer to Note 6 in this report and in our 2020 Form 10-K for further discussion. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of September 30, 2021.

Our debt agreements require compliance with specified financial covenants. The Santal loan and the Magnolia Place construction loan include a requirement that we maintain liquid assets, as defined in the agreements, of not less than $7.5 million. The Jones Crossing loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $2 million. The New Caney land loan and The Saint June construction loan include a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Amarra Villas credit facility, the Kingwood

Place construction loan, the West Killeen Market construction loan, the New Caney land loan, The Saint June construction loan, The Santal loan, the Magnolia Place construction loan, and The Annie B land loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility, the Kingwood Place construction loan, and The Annie B land loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of less than 50 percent. The Santal loan, the West Killeen Market construction loan, the Jones Crossing loan, the Lantana Place construction loan, and The Saint June construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of September 30, 2021, we were in compliance with all of our financial covenants; however, for the last three quarters of 2020 and the first three quarters of 2021, our Block 21 subsidiary did not pass the debt service coverage ratio financial test under the Block 21 loan, which, though not a financial covenant, caused the Block 21 subsidiary to enter into a “Trigger Period” as discussed below.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank credit facility and The Annie B land loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

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

The Block 21 loan agreement, secured by the Block 21 assets, contains financial tests that we must meet in order to avoid a “Trigger Period.” Specifically, we must maintain (i) a net worth in excess of $125 million and (ii) liquid assets having a market value of at least $10 million, each as defined in the Block 21 loan agreement. Additionally, our Block 21 subsidiary must maintain a trailing-12-month debt service coverage ratio, tested quarterly, as defined in the Block 21 loan agreement. If any of these financial tests are not met, a “Trigger Period,” which is not a default, results. As a result of the pandemic, our Block 21 subsidiary has not met the debt service coverage ratio test each quarter beginning with the June 30, 2020, test date, resulting in a "Trigger Period." During a "Trigger Period," any cash generated from the Block 21 project in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters. As the ratio is calculated on a trailing-12-month basis, we currently expect the "Trigger Period" to continue through the end of 2022, or until the earlier closing of the sale of Block 21.

Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent it from defaulting under the Block 21 loan agreement. Additionally, under our subsidiary’s hotel operating agreement, the hotel operator has and may continue to request funds from us if it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million during 2020 and $13.0 million during the first nine months of 2021, including $3.9 million in the third quarter. Depending on the timing of the sale of Block 21, we expect additional contributions to total as much as $1.1 million through early 2022.

As of September 30, 2021, we had $7.8 million of liabilities for deferred income and deposits that primarily related to ticket and sponsorship presales at our venues. We have refunded amounts related to events that have been cancelled, and we may refund additional amounts if more events are cancelled in the future.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our projections are based on many assumptions, including that we complete the sales of Block 21 and The Santal or, regardless of completion of such dispositions, that we are able to extend or refinance the Comerica Bank credit facility and loans at West Killeen and New Caney, which we believe we will be able to do. No assurances can be given that the results anticipated by our projections will occur. Refer to Note 6 in our 2020 Form 10-K, “Risk Factors”

included in Part II, Item 1A. herein and “Risk Factors” included in Part I, Item 1A. of our 2020 Form 10-K, for further discussion.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2021 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Block 21 loan[a]	$636	$2,613	$2,765	$2,904	$3,094	$125,872	$137,884
Comerica Bank credit facility	—	54,226	—	—	—	—	54,226
The Annie B land loan	—	—	14,000	—	—	—	14,000
New Caney land loan	—	4,500	—	—	—	—	4,500
PPP loan	116	156	—	—	—	—	272
Construction loans:
Kingwood Place[b]	—	32,078	—	—	—	—	32,078
Jones Crossing	—	—	—	—	—	24,500	24,500
Lantana Place	203	825	20,788	—	—	—	21,816
West Killeen Market	47	6,099	—	—	—	—	6,146
Amarra Villas credit facility	—	1,593	—	—	—	—	1,593
Total	$1,002	$102,090	$37,553	$2,904	$3,094	$150,372	$297,015	[c]
a.The Block 21 loan is expected to be assumed by Ryman as part of the sale of Block 21. Refer to Note 4 for further discussion of the pending Block 21 sale.
b.We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions.
c.Total does not include $75.0 million of debt at September 30, 2021, associated with The Santal, which is reflected as held for sale.

Other than the debt transactions discussed in Note 4 and Note 6, there have been no material changes in our contractual obligations since December 31, 2020. Refer to Part II, Items 7. and 7A. "Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K for further information regarding our contractual obligations.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to whether and when the sale of Block 21 and The Santal will be completed, our estimated gains and net cash proceeds from the sales of Block 21 and The Santal and potential uses of such proceeds, the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, our ability to ramp-up operations at Block 21 according to our currently anticipated timeline, our ability to continue to hold events at our venues, our ability to collect rents timely, future cash flows and liquidity, our ability to comply with or obtain waivers of financial and other covenants in debt agreements, the results of our Board’s strategic planning process, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, the impact of interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, our projections with respect to our obligations under the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway, other plans and objectives of management for future operations and development projects, and future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank credit facility, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent. The declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank credit facility, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the occurrence of any event, change or other circumstance that could delay the closing of the sale of Block 21 or The Santal, or result in the termination of the agreements to sell Block 21 or The Santal, risks relative to the COVID-19 pandemic (including any resurgences related to the spread of COVID-19 variants) and its economic effects, the results of our Board’s strategic planning process, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to ramp up operations at Block 21, collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, the implementation, operational, financing and tax complexities to be evaluated and addressed before our Board decides whether to recommend a REIT conversion to shareholders, our ability to qualify as a REIT, which involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, our ability to complete the steps that must be taken in order to convert to a REIT and the timing thereof, the potential costs of converting to and operating as a REIT, whether our Board will determine that conversion to a REIT is in the best interests of our shareholders, whether shareholders will approve changes to our organizational documents consistent with a public REIT structure, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, hotel operators and/or entertainment venue operators and promoters, our ability to increase and/or maintain attendance at our venues, challenges associated with booking events and selling tickets and event cancellations at our entertainment venues, which may result in refunds to customers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, our ability to secure qualifying tenants for the space subject to the master lease agreements entered into in connection with the 2017 sale of The Oaks at Lakeway and to assign such leases to the purchaser and remove the corresponding property from the master leases, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, increases in interest rates and the phase out of the London Interbank Offered Rate, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, changes in external perception of the W Austin Hotel, unanticipated issues experienced by the third-party operator of the W Austin Hotel, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather-related risks, loss of key personnel, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2020 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our 2020 Form 10-K with the additional risk factors set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2020 Form 10-K.

Risks Relating to the Pending Sales of Block 21 and The Santal

The closings of the pending sales of Block 21 and The Santal are subject to various risks and uncertainties, may not be completed in accordance with expected plans, on the currently contemplated timelines, or at all, and the pending sales may be disruptive to the operations and profitability of our leasing, hotel and entertainment businesses.

As previously announced and discussed elsewhere in this report, on October 26, 2021, we entered into new agreements to sell Block 21 to Ryman for $260.0 million, subject to downward adjustments up to $5.0 million. In addition, we previously announced on September 20, 2021, that we entered into an agreement to sell The Santal for $152.0 million in cash, which was subsequently amended to provide the purchaser a $0.7 million repair credit. The properties and operations of Block 21 constitute all of the properties and operations of our hotel and entertainment businesses. During 2020 and the nine months ended September 30, 2021, approximately 45 percent and 50 percent, respectively, of the revenue from our leasing operations were from The Santal and Block 21’s office and retail space.

The Block 21 transaction is currently targeted to close in the fourth quarter of 2021, subject to the timely satisfaction or waiver of various closing conditions, including, the consent of the loan servicer to Ryman’s assumption of the existing mortgage loan; the consent of the hotel operator, an affiliate of Marriott, to Ryman’s assumption of the hotel operating agreement; the absence of a material adverse effect; and other customary closing conditions. The Santal transaction is expected to close no later than December 10, 2021, subject to the satisfaction or waiver of customary closing conditions. Ryman has deposited $5.0 million and The Santal purchaser has deposited $3.5 million in earnest money to secure their performance under the agreements governing the sales. If the conditions to the closing of the sales of Block 21 or The Santal are neither timely satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sales of Block 21 or The Santal or such completions may be delayed beyond our expected timeline for each sale.

Whether or not the proposed sales of Block 21 and The Santal are completed, the prior announcements and current pendency of the sales may be disruptive to Block 21 and The Santal’s businesses and may adversely affect current or prospective relationships with guests, customers, employees, suppliers and tenants. Uncertainties related to the pending sales could divert the attention of management and other employees from the day-to-day operations of Block 21 and The Santal in preparation for and during the completion of the sales. If we are unable to effectively manage these risks, Block 21 and The Santal’s businesses, results of operations, financial condition and prospects could be adversely affected.

If the proposed sales of Block 21 or The Santal are delayed or not completed for any reason, we will have expended significant management resources in an effort to complete the sales and will have incurred significant transaction costs. Accordingly, if the proposed sales of Block 21 or The Santal are not completed on the terms set forth in the definitive agreements governing the sales, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

We cannot provide assurances that the sales of Block 21 or The Santal will result in additional value being realized by our shareholders.

If completed, the sales of Block 21 and The Santal are anticipated to provide us with substantial net cash proceeds. Our remaining businesses would consist of our traditional real estate operations segment and the remainder of our Leasing Operations segment. We are evaluating options for the use of the net proceeds of the sales and for our future real estate and leasing operations.

We cannot assure you that we will be able to redeploy the capital we obtain from the sales of Block 21 and The Santal in a way that would result in additional value to our shareholders, or that we will engage in any transaction or transactions that will result in our shareholders realizing additional value from the sales.

Further, in order to secure our subsidiaries’ responsibilities for the accuracy of certain representations and warranties in the agreements governing the sale of Block 21, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims. We cannot assure you that we will eventually receive all or any of the amounts held in escrow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended September 30, 2021.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.	X

2.3	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.	X

2.4	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.	X

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

3.3	Certificate of Elimination of the Series D Participating Cumulative Preferred Stock of the Company, dated August 12, 2021.		8-K	001-37716	8/13/2021

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

4.3	Stockholder Rights Agreement, dated as of September 22, 2020, by and between Stratus Properties Inc. and Computershare Inc., as rights agent (which includes the Form of Rights Certificate as Exhibit C thereto).		8-A	001-37716	9/22/2020

4.4	Amendment to Stockholder Rights Agreement, dated as of March 12, 2021, by and between Stratus Properties Inc. and Computershare Inc., as rights agent.		8-K	001-37716	3/15/2021

4.5	Amendment No. 2 to Stockholder Rights Agreement, dated as of August 12, 2021, by and between Stratus Properties Inc. and Computershare Inc., as rights agent.		8-K	001-37716	8/13/2021

10.1	Loan and Security Agreement by and between Santal, L.L.C., as borrower and ACRC Lender LLC, as lender, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.2	Note by and between Santal, L.L.C. and ACRC Lender LLC, dated September 30, 2019.		8-K	001-37716	10/4/2019

10.3
Modification of Loan Agreement, Note, Mortgage and Other Loan Documents by and among Santal, L.L.C., as borrower, Stratus Properties Inc., as guarantor, and ACRE Commercial Mortgage 2017-FL3 Ltd., as lender, dated as of April 1, 2021.
			8-K	001-37716	4/6/2021

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.4
Modification of Loan Agreement, Note, Mortgage and Other Loan Documents by and among Santal, L.L.C., as borrower, Stratus Properties Inc., as guarantor, and ACRE Commercial Mortgage 2017-FL3 Ltd., as lender, dated as of September 20, 2021.
X

10.5†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
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

† Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant customarily and actually treats as private or confidential.

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

Date: November 15, 2021
S-1