Form 10-K
period 2021-12-31
STRATUS PROPERTIES INC
filed 2022-03-31
CIK 885508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $128.7 million on June 30, 2021.
Common stock issued and outstanding was 8,273,268 shares on March 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

Items 1. and 2.  Business and Properties

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, "stratusproperties.com," including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our website is for information only and the contents of our website are not incorporated in, or otherwise to be regarded as part of, this Form 10-K.

Except as otherwise described herein or where the context otherwise requires, all references to "Stratus," “we,” “us” and “our” refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8.), and references to “MD&A” refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk included herein (refer to Items 7. and 7A.).

Overview

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, and real estate leasing in the Austin, Texas area and other select, fast-growing markets in Texas.

We generate revenues and cash flows primarily from the sale of our developed properties and the lease of our retail, mixed-use and multi-family properties. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence already built on the lot. We may sell properties under development, undeveloped properties or leased properties if opportunities arise that we believe will maximize overall asset value as part of our business strategy. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed, and the lease of residences in multi-family projects that we developed. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use. See “Business Strategy” in MD&A for further discussion.

Discontinued Operations
Block 21 is our wholly owned mixed-use real estate development and entertainment business located on a two-acre city block in downtown Austin that contains the W Austin Hotel, consisting of a 251-room luxury hotel, and office, retail and entertainment space. The hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. The entertainment space is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and 3TEN ACL Live. ACL Live is a 2,750-seat live music and entertainment venue and production studio that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. 3TEN ACL Live, which opened in March 2016, has a capacity of approximately 350 people and is designed to be more intimate than ACL Live.

In October 2021, we entered into new agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million. The purchase price includes the purchaser’s assumption of approximately $138 million of existing Block 21 mortgage debt and is subject to downward adjustments up to $5.0 million. The remainder of the purchase price will be paid in cash. The sale of Block 21 would eliminate our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for all periods presented in the financial statements included in this Form 10-K. We previously announced agreements to sell Block 21 to Ryman for $275.0 million in December 2019, which were terminated in May 2020 by Ryman due to the intervening COVID-19 pandemic. As a result of the termination, Ryman forfeited $15.0 million of earnest money to us.

The transaction is expected to close sometime prior to June 1, 2022, subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicers to the purchaser’s assumption of the existing mortgage loan, the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement, the absence of a material adverse effect, and other customary closing conditions. The Block 21 purchase agreement will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. Of the total purchase price, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims. We expect to record a pre-tax gain of approximately $120 million upon the closing of the sale (approximately $95 million after-tax). We expect the net sale proceeds before taxes to be approximately $115 million and the after-tax proceeds to be approximately $90 million before prorations and including post-closing escrow amounts. Refer to "Discontinued Operations" in MD&A and Note 4 for further discussion.

Sales of The Santal and The Saint Mary

In December 2021, one of our wholly owned subsidiaries sold The Santal, a 448-unit luxury garden-style multi-family project located in Barton Creek in Austin, Texas, for $152.0 million. After closing costs and payment of the outstanding project loan, the sale generated net proceeds of approximately $74 million. We recorded a pre-tax gain on sale of $83.0 million in 2021.

In January 2021, one of our subsidiaries sold The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community in Austin, Texas, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $21.9 million from the subsidiary in connection with the sale and $12.2 million of the net proceeds were distributed to the noncontrolling interest owners. We recorded a pre-tax gain on sale of $22.9 million ($16.2 million net of noncontrolling interests) in 2021.

Overview of the Impacts of the COVID-19 Pandemic

For an overview of the impacts of the pandemic on our business, see “Overview of the Impacts of the COVID-19 Pandemic” in MD&A.

Continuing Operations
Real Estate Operations. Our real estate operations segment is comprised of our operations with respect to our properties under various stages of development: developed for sale, under development and available for development. As part of our real estate operations, we acquire, entitle, develop and sell properties, focused on the Austin, Texas area and other select, fast-growing markets in Texas. We also develop properties that we hold for lease, which become part of our leasing operations. See Note 10 for a description of the properties included in our real estate operations and leasing operations segments. These properties are described in more detail below and in MD&A.

We develop properties on our own and also through joint ventures in which we partner with third-party equity investors, serve as general partner, receive fees for development and asset management and may receive a preferred return after negotiated returns are reached. We may develop projects on land we have owned for many years, such as in Barton Creek in Austin, Texas, or on land that we purchase to develop in the near future, such as The Saint George and The Annie B projects described herein. We may enter into land purchase contracts in which we obtain the right, but not the obligation, to buy land at an agreed-upon price within a specified period of time. These contracts generally limit our financial exposure to our earnest money deposited into escrow and pre-acquisition diligence and planning costs we incur.

We engage and manage third-party general contractors to construct our projects on a fixed-price basis. Our employees oversee extensive work done by individuals and companies we engage as consultants for services including site selection, obtaining entitlements, architecture, engineering, landscaping and land preservation, design, sustainability, and developing and implementing marketing and sales plans.

The acreage under development and undeveloped as of December 31, 2021, that comprise our real estate operations other than real estate held for sale is presented in the following table.
•Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained.
•Undeveloped acreage is presented according to anticipated uses for multi-family units, single-family lots and commercial space based upon our understanding of the properties’ existing entitlements. However, because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is no assurance that the undeveloped acreage will ever be developed. Undeveloped acreage (i.e., development work is not currently in progress on such property) includes real estate that can be sold “as is."

	Acreage Under Development				Undeveloped Acreage
	Single Family	Multi- family	Commercial	Total	Single Family	Multi- family		Commercial	Total	Total Acreage
Austin:
Barton Creek[a]	13	36	—	49	512	225		394	1,131	1,180
Circle C	—	—	—	—	—	21		216	237	237
Lantana	—	—	—	—	—	7		26	33	33
The Annie B	—	—	—	—	—	1		—	1	1
The Saint George	—	—	—	—	—	4		—	4	4
Other	—	—	—	—	7	—		—	7	7
Lakeway	—	—	—	—	35	—		—	35	35
Magnolia Place	—	—	36	36	59	25		4	88	124
Jones Crossing	—	—	—	—	—	21		23	44	44
Kingwood Place	—	—	—	—	—	10	[b]	11	21	21
West Killeen Market	—	—	—	—	—	—		2	2	2
New Caney	—	—	—	—	—	10		28	38	38
Other	—	—	—	—	—	—		2	2	2
Total	13	36	36	85	613	324		706	1,643	1,728
a.See "Properties – Barton Creek" below for a discussion of our properties within Barton Creek.
b.In September 2021, Stratus entered into a contract to sell the multi-family tract of land at Kingwood Place for $5.5 million, expected to close by mid-2022.

Revenue from our real estate operations segment accounted for 30 percent of our total revenue for 2021 and 51 percent for 2020.

The following table summarizes the estimated development potential of our acreage under development and undeveloped acreage as of December 31, 2021:

	Single Family	Multi-family		Commercial
	(lots)	(units)		(gross square feet)
Barton Creek[a]	504	1,594		1,648,891
Circle C	—	56		660,985
Lantana	—	306		160,000
The Annie B	—	304		8,325
The Saint George	—	317		—
Lakeway	100	—		—
Magnolia Place	194	500		34,987
Jones Crossing	—	275		104,750
Kingwood Place	—	275	[b]	—
New Caney	—	275		145,000
Other	1	6		7,285
Total	799	3,908		2,770,223
a.See “Properties – Barton Creek – Holden Hills" and “Properties – Barton Creek – Section N” below for further discussion of ongoing development planning that may result in increased densities for single-family, multi-family and commercial properties.

b.In September 2021, Stratus entered into a contract to sell the multi-family tract of land at Kingwood Place for $5.5 million, expected to close by mid-2022.

Leasing Operations. Our leasing operations primarily involve the lease of space at retail and mixed-use properties that we developed and the lease of residences in multi-family projects that we developed. We engage third-party leasing and property management companies to manage our leased operations. Tenants in our retail and mixed-use projects are diverse and include grocery stores, restaurants, healthcare services, fitness centers, a movie theater, and other retail products and services.

Our principal leasing operations at December 31, 2021, consisted of (1) a 154,117-square-foot retail property representing the first phase of Jones Crossing, (2) a 151,855-square-foot mixed-use project at Kingwood Place, (3) a 99,379-square-foot mixed-use development representing the first phase of Lantana Place, and (4) a 44,493-square-foot retail complex at West Killeen Market. As discussed above, in December 2021 we sold The Santal and in January 2021 we sold The Saint Mary, which were both multi-family projects included in our leasing operations.

Revenue from our leasing operations segment accounted for 70 percent of our total revenue for 2021 and 49 percent for 2020. See the charts below for our leasing revenue by property during 2021 and our developed square feet of retail space by geographic location as of December 31, 2021.
Our retail leasing properties had average rentals of $20.86 per square foot as of December 31, 2021, compared to $18.02 per square foot as of December 31, 2020. Our scheduled expirations of leased retail square footage as of December 31, 2021, as a percentage of total space leased is 2 percent in 2023, 5 percent in 2024, 1 percent in 2025, and 92 percent thereafter.

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

Barton Creek
We have several properties that are located in the Barton Creek community, which is a 4,000-acre upscale community located southwest of downtown Austin.

Amarra Drive.  Amarra Drive is a subdivision featuring lots ranging from one to over five acres. In 2008, we completed the development of the Amarra Drive Phase II subdivision, which consists of 35 lots on 51 acres. We sold the last seven lots in 2020.

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. In 2021, we sold 3 lots and in 2020 we sold 12 lots and 2 homes built on Phase III lots. As of December 31, 2021, two developed Phase III lots remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra development of Barton Creek. The Amarra Villas and The Saint June, both described below, are being developed on two of these multi-family lots. During 2021, we sold a 5-acre multi-family tract of land. As of December 31, 2021, we have two remaining undeveloped multi-family lots and one undeveloped commercial lot in inventory.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) is a 20-unit project within the Amarra development for which we completed site work in 2015. The homes average approximately 4,400 square feet and are being marketed as “lock and leave” properties, with golf course access and cart garages. Construction of the first seven homes was completed during 2017 and 2018. We sold the last two completed homes in 2019. We began construction on the next two Amarra Villas homes during the first quarter of 2020, which are expected to be completed in mid-2022. In 2021, we began construction of one additional home and in March 2022, we began construction on another two homes. As of March 28, 2022, two homes were under contract to sell (one which we began construction on in 2020 and one which we began construction on in 2021). As of March 28, 2022, a total of 11 units (3 of which are under construction and 8 on which construction has not started) remain available for sale of the initial 20-unit project.

The Saint June. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is being built on approximately 36 acres and is expected to be comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units of The Saint June are currently expected to be completed in third-quarter 2022 with completion of the project expected in first-quarter 2023. We expect this property to achieve an Austin Energy Green Building rating. We own this project through a limited partnership with a third-party equity investor. See Note 2 for further discussion.

Holden Hills. Our final large residential development within the Barton Creek community, Holden Hills, consists of 495 acres and the community is designed to feature 475 unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation. Phases I and II of the Holden Hills development plan encompass the development of the home sites. We anticipate securing final permits to start construction in September 2022. Subject to obtaining financing, we currently expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, approximately 17 months from the issuance of our final permits. Accordingly, our projections anticipate that we could begin closing sales of home sites in Holden Hills in mid-2024. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.

Section N. Using a conceptual approach similar to that used for Holden Hills, we are also evaluating a redesign of Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity, resulting in a significant potential increase in development density, as compared to our prior plans.

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

We are developing the Circle C community based on the entitlements secured in the Circle C settlement. The Circle C settlement, as amended in 2004, permits development of 1.16 million square feet of commercial space, 504 multi-family units and 830 single-family residential lots. As of December 31, 2021, our Circle C community had remaining entitlements for 660,985 square feet of commercial space and 56 multi-family units.

Lantana
Lantana is a community south of Barton Creek in Austin. As of December 31, 2021, we had remaining entitlements for 160,000 square feet of commercial use and 306 multi-family units on 33 acres. Regional utility and road infrastructure is in place with capacity to serve Lantana at full build-out as permitted under our existing entitlements.

Lantana Place. Lantana Place is a partially developed, mixed-use development project within the Lantana community. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. We previously entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott, which opened in November 2021. As of December 31, 2021, we had signed leases for approximately 85 percent of the retail space, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Subject to financing, we expect to begin construction of the Lantana Place multi-family development in third-quarter 2022 with expected completion in mid-2024.

The Annie B
In September 2021, we announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Based on preliminary plans, The Annie B would be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 304 luxury multi-family units for lease and ground level retail. The project includes the historic AO Watson house, which will be renovated and expanded to offer amenities that may include a restaurant, pool and garden, while preserving the property’s historic and architectural features. We closed the land purchase in September 2021, and we expect to finalize development plans and development financing over the next 12 months. The Annie B is expected to achieve an Austin Energy Green Building rating. We own this project through a limited partnership with third-party equity investors. See Note 2 for further discussion.

The Saint George
In December 2021, we purchased the land for The Saint George in north-central Austin. The Saint George is a proposed luxury wrap-style multi-family project to be constructed on approximately 4 acres with approximately 317 units comprised of studio, one and two bedroom units and an attached parking garage. We completed equity financing for the project in December 2021, and are in the process of negotiating a construction loan. While we continue the planning for the project and obtaining the entitlement and permit approvals, we currently expect to begin construction by mid-2022 and to achieve substantial completion by mid-2024. We own this project through a limited partnership with a third-party equity investor. See Note 2 for further discussion.

Lakeway
We own approximately 35 acres of undeveloped property in Lakeway, Texas located in the greater Austin area, which is zoned for single-family use. We are working with the city of Lakeway to adjust the density of our entitlements. See Note 9 for discussion of our sale of The Oaks at Lakeway in 2017.

Our other Texas properties include:

Magnolia Place
In August 2021, we announced new development plans for Magnolia Place, an H-E-B, L.P. (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas. We began construction on the first phase of development of Magnolia Place in August 2021. Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development consists of 2 retail buildings totaling 18,987 square feet, all 5 pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. The first two retail buildings are expected to be available for occupancy in third-quarter 2022. In mid-2021, H-E-B began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B, which is expected to open in second-quarter 2022. We are evaluating a sale of a portion of the land for the single-family and multi-family residential components.

Jones Crossing
In 2017, we acquired a 72-acre tract of land in College Station, Texas, for Jones Crossing, an H-E-B-anchored, mixed-use project. We have a 99-year ground lease with the property owner. Construction of the first phase of the retail component of the Jones Crossing project was completed in 2018, consisting of 154,117 square feet. The H-E-B grocery store opened in September 2018, and, as of December 31, 2021, we had signed leases for 95 percent of the completed retail space, including the H-E-B grocery store. As of December 31, 2021, we had approximately 23 undeveloped commercial acres with estimated development potential of approximately 104,750 square feet of commercial space and 5 vacant pad sites. We continue to evaluate options for the 21-acre multi-family component of this project.

Kingwood Place
In 2018, we purchased a 54-acre tract of land in Kingwood, Texas (in the greater Houston area) to be developed as Kingwood Place, an H-E-B-anchored, mixed-use development project. The Kingwood Place project includes approximately 152,000 square feet of retail lease space, anchored by a 103,000-square-foot H-E-B grocery store, and 5 pad sites. Construction of two retail buildings, totaling approximately 41,000 square feet, was completed in August 2019, and the H-E-B grocery store opened in November 2019. An 8,000-square-foot retail building was completed in June 2020 on one pad site. We have signed ground leases on four pad sites, and one pad site remains available for lease. As of December 31, 2021, we had signed leases for approximately 85 percent of the completed retail space, including the H-E-B grocery store. We own this project through a limited partnership with third-party equity investors. See Note 2 for further discussion.

Kingwood Place also includes a 10-acre parcel currently planned for approximately 275 multi-family units. In September 2021, we entered into a contract to sell the multi-family tract of land at Kingwood Place for $5.5 million. If consummated, the sale is expected to close in mid-2022.

West Killeen Market
In 2015, we acquired approximately 21 acres in Killeen, Texas, to develop the West Killeen Market project, an H-E-B shadow-anchored retail project and sold 11 acres to H-E-B. The project encompasses 44,493 square feet of commercial space and 3 pad sites adjacent to a 90,000 square-foot H-E-B grocery store. Construction at West Killeen Market was completed and the H-E-B grocery store opened in 2017. As of December 31, 2021, we had signed leases for approximately 70 percent of the retail space at West Killeen Market and only one unsold pad site remains.

New Caney
In 2018, we purchased a 38-acre tract of land, in partnership with H-E-B, in New Caney, Texas, for the future development of an H-E-B-anchored, mixed-use project. Subject to completion of development plans, we currently expect the New Caney project will include restaurants and retail services, totaling approximately 145,000 square feet (inclusive of the H-E-B grocery store), 5 pad sites and a 10-acre multi-family parcel planned for approximately 275 multi-family units. We finalized the lease for the H-E-B grocery store in March 2019, and upon execution of this lease, we acquired H-E-B’s interests in the partnership for approximately $5 million. We currently plan to commence construction of the New Caney project no earlier than 2024.

Our potential development projects require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans. In addition, our development plans for The Annie B, Holden Hills, Section N and the Lantana Place multi-family project will require significant additional capital, which we currently intend to pursue through bank debt and third-party equity capital arrangements, and we are in the process of negotiating a construction loan for The Saint George project.

Competition

We operate in highly competitive industries, namely the real estate development and leasing industries. Competition is also intense with respect to our discontinued operations, which include our hotel and entertainment businesses. See Part I, Item 1A. “Risk Factors” for further discussion of competitive factors relating to our businesses.

Credit Facility and Other Financing Arrangements

Obtaining and maintaining adequate financing is a critical component of our business. For information about our credit facility and other financing arrangements, see “Capital Resources and Liquidity - Credit Facility and Other Financing Arrangements” in MD&A and Note 6.

Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality, and protection of endangered species and their habitats. Such regulation has delayed and may continue to delay development of our properties and may result in higher development and administrative costs. See Part I, Item 1A. “Risk Factors” for further discussion.

We have made, and will continue to make, expenditures for the protection of the environment with respect to our real estate development activities. Emphasis on environmental matters will result in additional costs in the future. Further, regulatory and societal responses intended to reduce potential climate change impacts may increase our costs to develop, operate and maintain our properties. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

Human Capital

At December 31, 2021, we had a total of 67 employees, 48 of which were full-time employees, located at our Austin, Texas headquarters. Of the 67 employees, 37 employees, including 18 full-time employees, were employed by our Block 21 subsidiary and are expected to become employees of the purchaser upon completion of the Block 21 sale transaction. We believe we have a good relationship with our employees, none of whom are represented by a union. We contract with a third party to provide the majority of the part-time staffing at our entertainment venues.

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

Sustainability

We are committed to protecting the environment and developing sustainable properties. We emphasize sustainable design, construction and operations as essential goals in developing and operating our properties. Our projects begin with a careful site assessment, taking into account unique and environmentally sensitive site features, including vegetation, slopes, soil profiles and water resources. Our sites are then engineered to protect our environment and promote their natural attributes. Our buildings and homes are designed to take full advantage of each site’s attributes, to incorporate energy efficient mechanical systems, and to create healthy and resilient living spaces. Construction of site infrastructure, buildings and homes is managed to make appropriate use of properly sourced materials and to utilize construction techniques that minimize impact on our natural environment and promote long-term sustainability. As a U.S. Green Building Council (USGBC) member, we work along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible properties for a more sustainable life. For more than 15 years, we have partnered with leaders in sustainable development, engineering and design, including, among others, USGBC and The Center for Maximum Potential Building Systems. We have built a range of projects recognized as being on the leading edge of sustainable practices, including Block 21, the first mixed-use high rise tower in Austin to receive the USGBC LEED (Leadership in Energy & Environmental Design) Silver certification, and many of our residential communities and retail developments. For example, our former property The Saint Mary was approved for the Austin Green Building Program and we expect The Saint June and The Annie B to achieve Austin Energy Green Building ratings as well. Our Holden Hills residential development is being designed to focus on health and wellness, sustainability and energy conservation. We believe that our markets recognize our environmental stewardship and will continue to reward thoughtful and sustainable development.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of the United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations. For additional information, see “Cautionary Statement” in Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

We undertake no obligation to update our forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, business plans, actual experience, or other changes. We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements are discussed below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risk factors described herein are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially and adversely affect our business if they occur, and the trading price of our securities could decline, and you may lose part or all of your investment. Moreover, new risks emerge from time to time. Further, our business may also be affected by general risks that apply to all companies operating in the U.S., which have not been included.

Risks Relating to the Pending Sale of Block 21

The closing of the pending sale of Block 21 is subject to various risks and uncertainties, may not be completed in accordance with expected plans, on the currently contemplated timeline, or at all, and the pending sale may be disruptive to the operations and profitability of our hotel and entertainment businesses.

As previously announced and discussed elsewhere in this report, on October 26, 2021, we entered into new agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to downward adjustments up to $5.0 million. The properties and operations of Block 21 constitute all of the properties and operations of our hotel and entertainment businesses.

The Block 21 transaction is currently targeted to close sometime prior to June 1, 2022, subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicer to the purchaser’s assumption of the existing mortgage loan; the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement; the absence of a material adverse effect; and other customary closing conditions. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. If the conditions to the closing of the sale of Block 21 are neither timely satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the sale of Block 21 or such completion may be delayed beyond our expected timeline for the sale.

Whether or not the proposed sale of Block 21 is completed, the prior announcement and current pendency of the sale may be disruptive to Block 21’s businesses and may adversely affect current or prospective relationships with guests, customers, employees, suppliers and tenants. Uncertainties related to the pending sale could divert the attention of management and other employees from the day-to-day operations of Block 21 in preparation for and during the completion of the sale. If we are unable to effectively manage these risks, Block 21’s businesses, results of operations, financial condition and prospects could be adversely affected.

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

We cannot provide assurances that the sale of Block 21 will result in additional value being realized by our shareholders.

If completed, the sale of Block 21 is anticipated to provide us with substantial net cash proceeds. Our remaining businesses would consist of our traditional real estate operations segment and the remainder of our leasing operations segment. We are evaluating options for the use of the net proceeds of the sale and for our future real estate and leasing operations.

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

Risks Relating to our Indebtedness

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our liquidity, financial condition and results of operations could be negatively affected.

Our industry is capital-intensive and requires significant up-front expenditures to secure land and pursue development and construction. We have relied on cash flow from operations and our debt agreements as our primary sources of funding. We have also relied on third-party project-level equity financing of our subsidiaries, which increased during 2021. As of December 31, 2021, our outstanding debt totaled $106.6 million and our cash and cash equivalents totaled $24.2 million, excluding $136.7 million of debt and $9.2 million of cash and cash equivalents associated with Block 21 included in discontinued operations. Our level of indebtedness could have significant adverse consequences. For example, it could:
•Increase our vulnerability to adverse changes in economic and industry conditions;
•Require us to dedicate a substantial portion of our cash flow from operations and proceeds from asset sales to pay or provide for our indebtedness, thus reducing the availability of cash flows to fund working capital, development projects, capital expenditures, land acquisitions and other general corporate purposes;
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

Our ability to make scheduled debt service payments or to refinance our indebtedness depends on our future operating and financial performance, which is subject to economic, financial, competitive and other factors beyond our control, including risks related to the COVID-19 pandemic and the war in Ukraine. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. Our inability to extend, repay or refinance our debt when it becomes due, including upon a default or acceleration event, could allow our lenders to declare all amounts outstanding under the loans due and payable, seek to foreclose on the collateral securing the loans and/or seek to force us into involuntary bankruptcy proceedings. In addition, any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays, which could increase our costs, or could cause us to abandon projects already underway. There can be no assurance that we will generate cash flow from operations in an amount sufficient to enable us to service our debt, make necessary capital expenditures, or to fund our other liquidity needs.

Our current financing arrangements contain, and our future financing arrangements likely will contain, financial and restrictive covenants, and the failure to comply with such covenants could result in a default that accelerates the required payment of such debt.

The terms of the agreements governing our indebtedness include restrictive covenants, including covenants that require that certain financial ratios be maintained. The debt arrangements that we and our subsidiaries have contain significant limitations that may restrict the ability of us and our subsidiaries to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of our assets; and engage in mergers, consolidations or other business combinations. See "Capital Resources and Liquidity" in Part II, Items 7. and 7A. and Note 6 for additional discussion of restrictive covenants in our debt agreements.

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

Risks Relating to our Business and Industries

The ongoing COVID-19 pandemic has had an adverse impact on us, particularly our hotel and entertainment businesses, which may continue.

In March 2020, COVID-19 was declared a pandemic by the World Health Organization. The pandemic and the public health response to minimize its impact have had significant disruptive effects on global economic and market conditions. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, closures of schools and public buildings, stay-at-home orders, mask mandates and crowd restrictions, and individuals and businesses adopted self-imposed restrictions in an effort to protect their health and the health of their employees. During 2020 and 2021, the U.S. experienced multiple periods of declines followed by resurgences of new cases, leading to cycles of tightening and subsequent lessening of governmental and voluntary restrictions. During 2021, the impacts of the pandemic began to lessen as vaccines became widely available in the U.S. during the first quarter of 2021, although there have been periodic increases in the number of cases in the U.S. as a result of vaccine hesitancy and the spread of COVID-19 variants. In March 2021, the Governor of Texas lifted the mask mandate in Texas and increased the capacity of all businesses and facilities in the state to 100 percent. While the U.S. economy generally improved in 2021 compared to 2020, many industries, including ours, have been experiencing supply chain disruptions and labor shortages. Inflation, including energy costs, has also increased significantly.

The pandemic had an adverse impact on our business and operations, particularly our hotel and entertainment businesses’ revenues, profitability and cash flows. Our hotel experienced low average occupancy in 2020 and 2021, rising to 52 percent in the fourth quarter of 2021. Our entertainment venues, ACL Live and 3TEN ACL Live, had only a limited number of events in 2020 and the first eight months of 2021, until opening up to full capacity in August 2021. The pandemic resulted in a “Trigger Period” under our project loan for Block 21, which restricts our ability to receive cash distributions from Block 21, and we have contributed cash to Block 21 to meet its obligations. Our former agreements entered into in 2019 to sell Block 21 to Ryman were terminated by Ryman in May 2020 as a result of the negative impact on capital markets and the overall economic environment caused by the COVID-19 pandemic at the time. In our leasing operations, we proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants during 2020, and obtaining concessions under our loan agreements. Other impacts of the pandemic are described throughout this report. As the pandemic continues to evolve, we cannot predict the extent to which individuals and businesses may voluntarily restrict their activities, the extent to which governments may reinstitute restrictions, nor the extent to which evolving pandemic developments may have an adverse impact on the economy or our business. Some or all of the effects of the pandemic described above may continue, recur or worsen and there may be other effects that we do not anticipate. Further, any future major public health crisis could have a material adverse impact on our business, results of operations and financial condition.

A decline in general economic conditions, particularly in Austin, Texas, could harm our business.

Periods of economic uncertainty, weakness or recession; declining employment levels; declining consumer confidence and spending; declining access to capital; global instability; or the public perception that any of these events or conditions may occur, be present or worsen, may negatively affect our business. These economic conditions can result in a general decline in real estate acquisition, disposition, development and leasing activity, a general decline in the value of real estate and in rents, and increases in tenant defaults. Our business is especially sensitive to economic conditions in Austin, Texas, where the majority of our properties are located. As a result of a decline in economic conditions, the value of our real estate may be reduced, increasing the risk for asset impairments, our development projects may be delayed or we may experience a decline in demand for our real estate, and we could realize losses or diminished profitability. Russia began a full-scale invasion of Ukraine on February 24, 2022, causing global economic disruptions including increases in energy prices, and the ultimate impact of the war on global economic conditions and on our business cannot yet be determined.

Increases in inflation and interest rates raises our costs.

Inflation reached a near 40-year high in late 2021, and continued to be high in early 2022, driven in large part by the COVID-19 pandemic. As the economy in the U.S. generally improved and demand increased during 2021 compared to 2020, supply and labor shortages contributed to rising prices. As 2021 progressed, we experienced increases in costs of land, construction materials and labor, and those costs may increase further if inflation accelerates. Inflationary pressures have been exacerbated in 2022 by the war in Ukraine. In addition, significant inflation is often accompanied by higher interest rates. Interest rates in the U.S. generally began rising over the last few months, and may increase further. Our consolidated debt at December 31, 2021, was $106.6 million, the majority of which was variable-rate debt, excluding debt associated with Block 21, which is fixed-rate and included in discontinued operations. An increase in interest rates increases our interest costs and increases the costs of refinancing existing debt and incurring new debt, which adversely affects our profits and cash flow.

We are vulnerable to concentration risks because our operations are primarily located in the Austin, Texas area.

Our real estate operations are primarily located in the Austin, Texas area. While our real estate operations have expanded to include select markets in Texas outside of the Austin area, the geographic concentration of the majority of our operations and of the properties we may have under development at any given time means that our business is more vulnerable to local economic, regulatory, adverse weather and other conditions than the businesses of larger, more diversified companies. The performance of the Austin area's economy and our other select markets in Texas greatly affects our revenue and the values of our properties. We cannot assure you that these markets will continue to grow or that underlying real estate fundamentals will continue to be favorable in these markets. See “Overview of Financial Results for 2021 - Real Estate Market Conditions” in Part II, Items 7. and 7A. for more information.

We could be impacted by our investments through joint ventures, which involve risks not present in investments in which we are the sole owner.

During 2021, we increased our use of third-party equity financing of our subsidiaries’ development projects. We may continue to fund development projects through the use of such joint ventures. Joint ventures involve risks including but not limited to the possibility the other joint venture partners may possess the ability to take or force action contrary to our interests or withhold consent contrary to our requests, have business goals which are or become inconsistent with ours, or default on their financial obligations to the joint venture, which may require us to fulfill the joint venture’s financial obligations as a legal or practical matter. We and our joint venture partners may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire a joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal in favor of our partners which would restrict our ability to dispose of our interest in the joint venture. Each joint venture agreement is individually negotiated, and our ability to operate, finance, or dispose of a joint venture project in our sole discretion is limited to varying degrees depending on the terms of the applicable joint venture agreement. See Note 2 for further discussion of our investments in joint ventures.

Adverse weather conditions, public safety issues, political instability, and other potentially catastrophic events in our Texas markets could adversely affect our business.

Adverse weather conditions, including natural disasters, public safety issues, political instability, and other potentially catastrophic events in our Texas markets may adversely affect our business, financial condition and results of operations. Adverse weather conditions may be amplified by the effects of climate change. These events may delay development activities, interrupt our leasing, hotel and entertainment operations, or damage property resulting in substantial repair or replacement costs to the extent not covered by insurance. Any of these factors could cause shortages and price increases in labor or raw materials, reduce property values, or cause a loss of revenue, each of which could have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur and our insurance costs may increase.

We maintain insurance on our properties, including business interruption, property, liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as floods or acts of war or terrorism that may be uninsurable or not economical to insure. Further, insurance companies often increase premiums, require higher deductibles, reduce limits, restrict coverage, and refuse to insure certain types of risks, which may result in increased costs or adversely affect our business. We use our discretion when determining amounts, coverage limits and deductibles, for insurance, based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. In addition, we may become liable for injuries and accidents at our properties that are underinsured. A significant uninsured loss or increase in insurance costs could materially and adversely affect our business, liquidity, financial condition and results of operations.

Loss of key personnel could negatively affect our business.

We depend on the experience and knowledge of our executive officers and other key personnel who guide our strategic direction and execute our business strategy, have extensive market knowledge and relationships and exercise substantial influence over our operations. Among the reasons that these individuals are important to our success is that each has a regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants, community stakeholders and industry personnel. The loss of any of our executive officers or other key personnel could negatively affect our business.

Our business may be adversely affected by information technology disruptions and cybersecurity breaches.

Many of our business processes depend on technology systems to conduct day-to-day operations and lower costs, and therefore, we are vulnerable to the increasing threat of information technology disruptions and cybersecurity breaches. These risks include, but are not limited to, installation of malicious software, phishing, ransomware, credential attacks, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, employee theft or misuse and the corruption of data. Our systems are also vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, computer viruses, break-ins, and similar events. A significant theft, loss, loss of access to, or fraudulent use of guest, employee, or company data could adversely impact our reputation and could result in a loss of business, as well as remedial and other expenses, fines, and litigation. There can be no assurance that our security efforts and measures will be effective.

We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us or interrupt our day-to-day operations as of March 28, 2022, there can be no assurance that we will not experience any such losses in the future. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

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

We have formed strategic relationships with key tenants as part of our overall strategy for particular development projects and may enter into other similar arrangements in the future. For example, our West Killeen Market, Jones Crossing, Kingwood Place, Magnolia Place and New Caney mixed-use development projects are each anchored by an H-E-B L.P. grocery store. Any deterioration in our relationship with H-E-B or our inability to form and retain strategic relationships with key tenants or enter into other similar arrangements in the future could adversely affect our business.

Risks Relating to Real Estate Operations

There can be no assurance that the properties in our development pipeline will be completed in accordance with the anticipated timing or cost.

We currently have several projects at various stages of development. The development of the projects in our pipeline is subject to numerous risks, many of which are outside of our control, including:
•inability to obtain entitlements;
•inability to obtain financing on acceptable terms;
•default by any of the contractors we engage to construct our projects;
•site accidents; and
•failure to secure tenants or residents in the anticipated time frame, on acceptable terms, or at all.

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

Risks associated with our ownership of substantial amounts of undeveloped land or land under development could adversely affect our business and financial results.

We own a substantial amount of undeveloped land and land under development. If demand for real estate, residential or multi-family properties deteriorates, we may not be able to develop or complete development of our land profitably, may not be able to fully recover the costs of some of the land we own, may choose to forfeit deposits on land controlled through options or purchase contracts, and may choose to sell land for prices lower than our costs, which may cause impairment charges or losses.

It may be difficult for us to sell our real estate at times and prices advantageous to us.

Real estate is a relatively illiquid asset. It may be difficult for us to sell our real estate quickly if the need or desire arises, at prices or on terms we find acceptable. This may limit our ability to make rapid adjustments in the size and content of our property assets in response to changes in economic or other conditions, may constrain our ability to pay our debts, and may lead to impairment charges or losses. See "Critical Accounting Policies" in Part II, Items 7. and 7A. for more information.

Significant competition could have an adverse effect on our business.

Our competitors include local developers who are committed primarily to particular markets and also regional and national developers who acquire and develop properties throughout the U.S. Many of our competitors are larger and financially stronger than we are, have more resources than we do, and have greater economies of scale and lower cost structures. If we fail to compete effectively, our business and profitability will be adversely affected.

Our business, results of operations, cash flows and financial condition are greatly affected by the performance of the real estate industry.

The U.S. real estate industry is highly cyclical and is affected by global, national and local economic conditions, general employment and income levels, availability of financing, interest rates, and consumer confidence and spending. Other factors impacting real estate businesses include over-building, a decline in brick-and-mortar retail industry, changes in traffic patterns, changes in demographic conditions, changes in tenant and buyer preferences and changes in government requirements, including tax law changes. These factors are outside of our control and may have a material adverse effect on our business, profits and the timing and amounts of our cash flows.

Our operations are subject to an intensive regulatory approval process and opposition from environmental and special interest groups, either or both of which could cause delays and increase the costs of our development efforts or preclude such developments entirely.

Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning and other land use entitlements and issues, and subdivision, site planning and environmental issues under applicable regulations. Obtaining all of the necessary permits and entitlements to develop a parcel of land is often difficult and costly, and may take several years or more to complete. In some situations, we may be unable to obtain the necessary permits and/or entitlements to proceed with a real estate development or may be required to alter our plans for the development. In addition, the zoning that ultimately is approved could include density provisions that would limit the number of homes and other structures that could be built within the boundaries of a particular area. Any of these may limit, delay or increase the costs of acquisition of land and development of our properties. Because government agencies and special interest groups have, in the past, expressed concerns about certain of our development plans, and in the future may express similar concerns, our ability to develop these properties and realize future income from our properties could be delayed, reduced, prevented or made more expensive. In addition, any failure to comply with these laws or regulations could result in capital or operating expenditures or significant financial penalties or restrictions on our operations that could adversely affect present and future operations or our ability to sell, and thereby, our financial condition, results of operations and cash flows.

Our operations are subject to environmental regulation, which can change at any time and could increase our costs. Further, increasing climate change concerns may increase our costs.

Real estate development is subject to state and federal environmental regulations and to possible interruption or termination because of environmental considerations, including, without limitation, air and water quality, and protection of endangered species and their habitats. In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. Certain of our developments include habitats of endangered species. We have obtained the necessary permits from the U.S. Fish and Wildlife Service to allow the development of our properties. However, future endangered species listings or habitat designations could impact development of our properties.

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating through such properties, whether generated from our property or other property, including costs to investigate and clean up such contamination and liability for harm to natural resources. The costs of removal or remediation, and the impact on the development potential and development timeline could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos and other airborne contaminants. In addition, third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations.

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

Further, regulatory and societal responses intended to reduce potential climate change impacts may increase our costs to develop, operate and maintain our properties, including but not limited to costs of building materials, energy and utility costs and insurance costs. If we are unable to adequately address such matters, it could negatively impact our reputation and our business.

Risks Relating to Leasing Operations

Unfavorable changes in market and economic conditions could negatively affect occupancy or rental rates, which could negatively affect our results of operations and ability to service our debt.

In 2021 and 2020, our leasing operations primarily involved the lease of retail space to tenants in a variety of businesses at retail and mixed-use properties that we developed, and the lease of residences in multi-family projects that we developed.

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

A decline in real estate market and economic conditions could adversely affect occupancy or rental rates, which could adversely affect our profitability and our ability to satisfy our financial obligations. The risks that could affect conditions in our markets include the following:
•Local conditions in the market, such as an oversupply of, or decrease in demand for, retail space or residential rental properties, or increased competition from other available retail buildings or multi-family complexes;
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

We face competition in attracting tenants to choose our retail and mixed-use projects over those of other developers and owners of similar properties. Once entered into, our retail leases typically range from five to ten years or longer. We may be unable to renew existing leases as they come due. Adverse market or economic conditions that negatively impact our tenants’ businesses, particularly our anchor tenants, could adversely impact their ability to meet their obligations under the leases or to renew the leases. Additionally, the loss or failure to renew an anchor tenant may make it more difficult to lease or renew leases on the remainder of the affected properties. Our retail tenants face continual competition in attracting customers, often including from on-line competitors. If we are unable to lease our retail properties, collect rent payments from tenants or re-lease space on comparable or more favorable terms, such failure could have a material adverse effect on our financial condition and ability to service our debt obligations.

We may be unable to achieve and sustain satisfactory occupancy and rental rates at our multi-family properties.

We also face competition in attracting tenants to our multi-family projects, including from other multi-family properties as well as from condominiums and single-family homes available for rent or purchase. Once entered into, our multi-family leases are typically for a term of 12 months. As these leases typically permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Further, we may be unable to renew existing leases as they come due. Adverse economic conditions that negatively impact our tenants' employment could adversely impact our tenants' ability to pay rent and/or cause tenants and potential tenants to prefer housing alternatives with lower rents. In addition, economic developments that favor home ownership over renting, such as low or declining interest rates, favorable or improving mortgage terms or a strong or strengthening job market, could also have an adverse impact on the profitability of our multi-family properties.

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

Business, financial and operating risks common to the hotel industry include:
•Changes in desirability of the hotel’s location in Austin as a travel destination;
•Decreases in the demand for hotel rooms and related lodging services in general, including a reduction in travel as a result of the spread of illnesses, pandemics or epidemics, such as COVID-19, alternatives to in-person meetings (including virtual meetings), increases in energy costs and other expenses affecting travel, decreased airline capacities and routes and the financial condition of the airline, automotive, and other transportation-related industries and its impact on travel;
•Over-building of hotels;
•Seasonal and cyclical volatility;
•Increases in fixed costs, including increases in commercial property taxes and insurance;
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
•General economic conditions, including inflation, which could cause our consumers to reduce discretionary spending;
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

Our charter documents and Delaware law contain anti-takeover provisions and our by-laws contain an exclusive forum provision.

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by our Board of Directors (Board). Refer to Exhibit 4.1 for further discussion of anti-takeover provisions and an exclusive forum provision in our charter documents and Delaware law.

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

Our Board and management are engaged in a strategic planning process, and our business strategy may change as a result.

If completed, the pending sale of Block 21 would result in us receiving substantial cash proceeds and would eliminate our hotel and entertainment segments. In addition, in December 2021, we received substantial cash proceeds from the sale of The Santal, which were used to pay down the balance on our Comerica Bank revolving credit facility. Our Board and management are engaged in a strategic planning process, which includes consideration of the uses of proceeds from the sales and of our long-term business strategy. Potential uses of proceeds may include a combination of further deleveraging, returning cash to shareholders and reinvesting in our project pipeline. These factors may impact our business strategy, and we cannot provide any assurance that any changes to our strategy or anticipated uses of proceeds will result in benefits realized by us or our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

We are from time to time involved in legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with such coverage limits as management deems prudent. See Part I, Item 1A. "Risk Factors" for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Certain information as of March 28, 2022, regarding our executive officers is set forth in the following table and accompanying text. Each of our executive officers serves at the discretion of our Board of Directors.

Name	Age	Position or Office
William H. Armstrong III	57	Chairman of the Board, President and Chief Executive Officer
Erin D. Pickens	60	Senior Vice President and Chief Financial Officer
Mr. Armstrong has been employed by us since our inception in 1992. Mr. Armstrong has served as President since August 1996, Chief Executive Officer since May 1998 and Chairman of the Board since August 1998. Mr. Armstrong previously served as President, Chief Operating Officer and Chief Financial Officer from 1996 to 1998. Mr. Armstrong also serves as Director of Moody National REIT II, Inc., a publicly traded real estate investment trust, from September 2017 to present. Mr. Armstrong previously served as Director of Moody National REIT I, Inc., a publicly traded real estate investment trust, from September 2008 until September 2017. In March 2021, Mr. Armstrong was elected secretary-treasurer of Green Business Certification Inc., an organization that drives implementation of the LEED green building program.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock trades on The Nasdaq Stock Market (NASDAQ) under the symbol “STRS.” As of March 28, 2022, there were 322 holders of record of our common stock including participants in security position listings.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock that we repurchased under the Board-approved open market share purchase program during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1 to 31, 2021	—	$—	—	991,695
November 1 to 30, 2021	—	—	—	991,695
December 1 to 31, 2021	—	—	—	991,695
Total	—	$—	—	991,695
a.In November 2013, the Board approved an increase in our open-market share purchase program, initially authorized in 2001, for up to 1.7 million shares of our common stock. The program does not have an expiration date.
As stated above, our Comerica Bank loan agreements require lender approval of any common stock repurchases in excess of $1.0 million.

Item 6. Reserved

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

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, and real estate leasing in the Austin, Texas area and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties and the lease of our retail, mixed-use and multi-family properties. See "Continuing Operations" in Part I, Items 1. and 2. "Business and Properties," and Note 10 for further discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

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

We believe that Austin and other select, fast-growing markets in Texas continue to be attractive locations. Many of our developments are in locations where development approvals have historically been subject to regulatory constraints, which has made it difficult to obtain or change entitlements. Most of our Austin properties, which are located in desirable areas with significant regulatory constraints, are entitled and have utility capacity for full buildout. As a result, we believe that through strategic planning, development and marketing, we can maximize and fully realize their value.

Our development plans require significant additional capital, which we may pursue through joint ventures or other arrangements. Our business strategy requires us to rely on cash flow from operations and debt financing as our primary sources of funding for our liquidity needs. However, we have increasingly relied on project-level equity financing of our subsidiaries. We have formed and expect to continue to pursue strategic relationships as part of our overall strategy for particular development projects and may enter into similar equity financing arrangements in the future. See Note 2 for further discussion.

Our results for 2021 reflect our strong performance in executing on our full cycle development program:
•In December 2021, one of our wholly owned subsidiaries sold The Santal, a 448-unit luxury garden-style multi-family project located in Barton Creek, for $152.0 million. After closing costs and payment of the outstanding project loan, the sale generated net proceeds of approximately $74 million. We recorded a pre-tax gain on sale of $83.0 million in 2021.
•In October 2021, we entered into new agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million. The purchase price includes the purchaser's assumption of approximately $138 million of existing mortgage debt and is subject to downward adjustments up to $5.0 million. The remainder of the purchase price will be paid in cash. The transaction is expected to close sometime prior to June 1, 2022, subject to the timely satisfaction or waiver of various closing conditions. After closing costs and assumption of the outstanding Block 21 loan by the purchaser, the sale of Block 21 is expected to generate net pre-tax proceeds of approximately $115 million and after-tax proceeds of approximately $90 million before prorations and including $6.9 million to be escrowed for 12 months after closing. We expect to record a pre-tax gain of approximately $120 million upon the closing of the sale (approximately $95 million after-tax).
•In January 2021, one of our subsidiaries sold The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community, for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $21.9 million from the subsidiary in connection with the sale and $12.2 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a pre-tax gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in 2021.

The sale of The Santal generated net cash proceeds of approximately $74 million and allowed us to pay down the balance of our Comerica Bank credit facility. If completed, the sale of Block 21 will result in substantial additional cash proceeds of approximately $115 million pre-tax and $90 million after-tax (before prorations and including post-closing escrow amounts).

Our Board of Directors (Board) and management team are engaged in a strategic planning process, which includes consideration of the uses of proceeds from the sales and of our long-term business strategy. Potential uses of proceeds may include a combination of further deleveraging, returning cash to shareholders and reinvesting in our project pipeline. We expect to provide additional information after the Block 21 transaction is concluded and our Board and management have had the opportunity to assess market conditions and the capital desired for use in our development pipeline. In the meantime, after careful consideration, our Board has concluded that converting to a real estate investment trust is not the best path forward for our shareholders and us. Among the factors our Board considered in reaching its conclusion are our continued success in generating attractive returns by developing and selling our properties, our large undeveloped land holdings which provide ongoing and future opportunities for development and sale, and the promising nature of other projects in our development pipeline.

OVERVIEW OF THE IMPACTS OF THE COVID-19 PANDEMIC
Since January 2020, the COVID-19 outbreak has caused disruption in international and U.S. economies and markets. The impacts of the pandemic continued during 2021 but began to lessen as vaccines became widely available in the U.S. during the first quarter of 2021. However, there have been periodic increases in the number of cases in the U.S., including during the early part of 2022, as a result of vaccine hesitancy and the spread of COVID-19 variants. The pandemic resulted in government restrictions of various degrees and effective at various times, resulting in limitations on normal daily activities for individuals and capacity restrictions and, in some cases, closures for many businesses. In March 2021, the Governor of Texas lifted the mask mandate in Texas and increased the capacity of all businesses and facilities in the state to 100 percent.

We are optimistic about the post-pandemic recovery and by the rising levels of economic activity in our markets. Although the pandemic has had an adverse impact on our discontinued operations, which have seen improvements over the last three quarters, our residential properties and opportunities have been positively impacted, as discussed in more detail throughout this report.

Impacts on our Business
The Austin market, as well as the other Texas markets where we operate, continue to rebound from pandemic lows.

•Real Estate operations. Our residential properties have been positively impacted by home-centric trends resulting from the pandemic and from the increased attractiveness of Austin, Texas as a desirable place to live. Demand for residential properties is strong in our markets, currently exceeding available supply. For example, we have sold almost all of our single-family lot inventory at Barton Creek at attractive prices and during 2021, our Leasing Operations segment was able to sell The Santal and The Saint Mary at attractive prices. We are advancing several multi-family projects, including The Saint June, The Saint George, The Annie B, as well as our Holden Hills single-family residential project. We believe we have attractive opportunities to develop or sell residential components of our projects at Magnolia Place, Lantana Place,

Jones Crossing and our remaining land in Lakeway. Our multi-family tract of land at Kingwood Place is currently under contract to sell for $5.5 million. However, with increased demand and construction activity in our markets, and industry-wide material and labor supply constraints, we have also experienced certain cost increases. We continue to actively manage and monitor these costs. In addition, the ongoing trend toward online shopping has accelerated during the COVID-19 pandemic. We have been adjusting to these retail trends by incorporating more multi-family residential space and more food and beverage and entertainment space into our development plans. Despite the COVID-19 pandemic, we have continued to advance our land planning, engineering, permitting and development activities. We raised $46.3 million of equity capital from limited partners for three new projects: (i) in July 2021, an unrelated equity investor acquired a 65.87 percent interest in The Saint June partnership for $16.3 million, (ii) in September 2021, equity investors acquired an aggregate 75.0 percent interest in The Annie B partnership for $11.7 million and (iii) in December 2021, an unrelated equity investor acquired a 90.0 percent interest in The Saint George partnership for $18.3 million.

•Leasing operations. As a result of the COVID-19 pandemic, and beginning in April 2020, we agreed, generally, to 90-day base rent deferrals with a majority of our retail leasing tenants, which had closed or were operating at significantly reduced capacities. Rent deferrals with our retail tenants resulted in a reduction of scheduled base rent collections of 10 percent during the period from April through December 2020. The deferred rents are scheduled to be collected over a 12-month or 24-month period that started in January 2021. During the first quarter of 2021, we began collecting these rent deferrals. Further, we have retained substantially all of our pre-pandemic retail tenants, added new tenants, and all of our tenants are currently paying rent per their leases, as well as monthly payments pursuant to previously disclosed base rent deferral arrangements as applicable.

•Discontinued Operations. Our 2019 agreements to sell Block 21 for $275.0 million were terminated by Ryman in May 2020 as a result of the negative impact on capital markets and the overall economic environment caused by the COVID-19 pandemic. As a result of Ryman’s termination of the transaction, it forfeited to us $15.0 million of earnest money. We recorded the $15.0 million as operating income during 2020. As discussed above, in October 2021, we entered into new agreements to sell Block 21 to Ryman for $260.0 million. The pandemic adversely impacted our revenues, profits and cash flows in our hotel and entertainment businesses, although results improved during 2021.

Impacts on our Liquidity and Capital Resources
On June 12, 2020, we extended the maturity date of our $60.0 million Comerica Bank revolving credit facility to September 27, 2022. After using a portion of the proceeds from the sale of The Santal to pay down the balance under the credit facility, as of December 31, 2021, we had $59.7 million available under the credit facility, with letters of credit totaling $347 thousand committed against the credit facility. As a result of the pandemic, during 2020 we proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. Refer to Note 6 for further discussion.

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

OVERVIEW OF FINANCIAL RESULTS FOR 2021

As a result of the pending sale of Block 21, we have two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed our hotel and entertainment segments, along with some leasing operations, is reflected as discontinued operations. We operate primarily in Austin, Texas and in other select, fast-growing markets in Texas.

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and retail and mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Real estate that we develop and then lease becomes part of our Leasing Operations. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use, or a developed lot with a residence already built on it. In addition to our developed and leased properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties that we developed, and the lease of residences in the multi-family projects that we developed. We may also generate income from the sale of our leased properties, depending on market conditions.

See Note 10 and Items 1. and 2. “Business and Properties” for discussion of the assets in our Real Estate Operations and Leasing Operations.

Our revenues totaled $28.2 million for 2021, compared with $44.3 million for 2020. The decrease in revenues in 2021, compared with 2020, primarily reflects the decrease in revenue from real estate as available inventory of developed lots decreased.

Our net income attributable to common stockholders totaled $57.4 million, or $6.90 per diluted share, for 2021, compared to a net loss attributable to common stockholders of $22.8 million, $2.78 per diluted share, for 2020. Higher net income for 2021, compared to our net loss in 2020, is primarily the result of gains on sales of assets totaling $106.0 million (of which $6.7 million was attributed to noncontrolling interests) related to the sales of The Santal and The Saint Mary in 2021.

At December 31, 2021, we had total debt of $106.6 million and consolidated cash and cash equivalents of $24.2 million, excluding $136.7 million of debt and $9.2 million of cash and cash equivalents related to Block 21, which is reported as held for sale. We have significant recurring costs, including property taxes, maintenance and marketing, and we believe we will have sufficient sources of debt financing and cash from operations to meet our cash requirements. For discussion of operating cash flows and debt transactions see “Capital Resources and Liquidity” below.

Real Estate Market Conditions. Because of the concentration of our assets primarily in the Austin, Texas area, and in other select, fast-growing markets in Texas, market conditions in these regions significantly affect our business. These market conditions historically have moved in periodic cycles, and can be volatile. Real estate development in Austin, where most of our real estate under development and undeveloped real estate is located, has historically been constrained as a result of various restrictions imposed by the city of Austin. Additionally, several special interest groups have traditionally opposed development in Austin.

In addition to the traditional influence of state and federal government employment levels on the local economy, the Austin-Round Rock, Texas area (Austin-Round Rock) has been influenced by growth in the technology sector. Large, high-profile technology companies have expanded their profile in Austin-Round Rock recently as the technology sector has clustered in this market. The COVID-19 pandemic and the increase in remote work has also resulted in population increases in Texas and within the Austin area. Based on a December 2021 U.S. Census report, the state of Texas had the largest population gain of any U.S. state between July 2020 and July 2021.

According to the 2020 U.S. Census (the most recent complete census), the population of the Austin-Round Rock area increased by approximately 33 percent and added over half a million residents to become the fastest-growing large metro area in the U.S. from 2010 through 2020. The Austin-Round Rock area now has a population of approximately 2.3 million people. In addition, 93 percent of the housing units were occupied in the Austin-Round Rock area, which was higher than average occupancy rates for the U.S. and Texas.

According to data provided by the U.S. Census Bureau, the median family income levels in the Austin-Round Rock area increased by 14 percent over a three-year period from 2016 to 2019 (the most recently available information). The median home price increased 65 percent in the Austin Round-Rock area from December 2016 to December 2021 according to the Texas A&M University Real Estate Research Center. The expanding economy resulted in rising demand for residential housing and retail services. Property tax and sales tax receipts rose by 44 percent and 16 percent, respectively, in the city of Austin during fiscal year 2016 through fiscal year 2020.

Vacancy rates in the city of Austin, Texas as of December 31, 2021 and 2020, are noted below.

	Vacancy Rates
Building Type	2021		2020
Office Buildings (Class A)	20.7%	[a]	16.7%	[a]
Multi-Family Buildings	5.3%	[b]	5.7%	[b]
Retail Buildings	4.5%	[b]	5.0%	[b]
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

During 2021, we recorded impairment losses on real estate totaling $1.8 million. We recorded no impairment losses during 2020.

Deferred Tax Assets. The carrying amounts of deferred tax assets are required to be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we assess the need to establish valuation allowances for deferred tax assets periodically based on the more-likely-than-not realization threshold criterion. In the assessment of the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, the potential to recognize gains on sales of properties, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. This process involves significant management judgment about assumptions that are subject to change based on variances between projected and actual operating performance and changes in our business environment or operating or financing plans.

We regularly evaluate the recoverability of our deferred tax assets, considering available positive and negative evidence, including earnings history and the forecast of future taxable income. During 2021, we recorded a $4.2 million non-cash credit to reduce the valuation allowance on our deferred tax assets related to Block 21 because of the pending sale. During 2020, we recorded a $10.3 million non-cash charge to record a valuation allowance on our deferred tax assets. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $6.0 million at December 31, 2021. See Note 7 for further discussion.

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

Profit Participation Incentive Plan. In 2018, the Compensation Committee of our Board (the Committee) adopted the Stratus Profit Participation Incentive Plan (PPIP), which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. Under the PPIP, 25 percent of the profit for each approved project following a capital transaction (each as defined in the PPIP) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. We estimate the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and our equity and preferred return including costs to complete for projects under development, all of which involve significant judgment and estimates. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. During 2021, we recorded $0.4 million to project development costs ($1.3 million in 2020) and charged $9.8 million to general and administrative expenses ($2.4 million in 2020) related to the PPIP. The accrued liability for the PPIP totaled $15.2 million at December 31, 2021 (included in other liabilities). See Notes 1 and 8 for further discussion.

RECENT DEVELOPMENT ACTIVITIES

Residential.  As of December 31, 2021, the number of our residential lots/units that are developed, under development and available for potential development by area are shown below:

	Residential Lots/Units
	Developed	Under Development	Potential Development[a]	Total
Barton Creek:
Amarra Drive:
Phase III lots	2	—	—	2
Amarra Villas	—	13	—	13
The Saint June	—	182	—	182
Other homes	—	—	14	14
Holden Hills	—	—	475	475
Section N	—	—	1,412	1,412
Other Barton Creek sections	—	—	2	2
Circle C multi-family	—	—	56	56
The Annie B	—	—	304	304
The Saint George	—	—	317	317
Lakeway	—	—	100	100
Lantana[b]	—	—	306	306
Jones Crossing[b]	—	—	275	275
Kingwood Place[b]	—	—	275	275
Magnolia Place[b]	—	—	694	694
New Caney[b]	—	—	275	275
Other	—	—	7	7
Total Residential Lots/Units	2	195	4,512	4,709
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
b.For a discussion of this project, see Items 1. and 2. “Business and Properties.”

The discussion below focuses on our recent significant residential development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Barton Creek
Amarra Drive. Amarra Drive is a subdivision featuring lots ranging from one to over five acres. In 2008, we completed the development of the Amarra Drive Phase II subdivision, which consists of 35 lots on 51 acres. We sold the last seven lots in 2020.

In 2015, we completed the development of the Amarra Drive Phase III subdivision, which consists of 64 lots on 166 acres. In 2021, we sold 3 lots and in 2020 we sold 12 lots and 2 homes built on Phase III lots. As of December 31, 2021, two developed Phase III lots remained unsold.

Amarra Multi-family and Commercial. We also have multi-family and commercial lots in the Amarra section of Barton Creek. The Amarra Villas and The Saint June, both described below, are being developed on two of these multi-family lots. During 2021, we sold a 5-acre multi-family tract of land. As of December 31, 2021, we have two remaining undeveloped multi-family lots and one undeveloped commercial lot in inventory.

Amarra Villas. The Villas at Amarra Drive (Amarra Villas) is a 20-unit project within the Amarra development for which we completed construction of the first seven homes during 2017 and 2018. We sold the last two completed homes in 2019. We began construction on the next two Amarra Villas homes during the first quarter of 2020, which are expected to be completed in mid-2022. In 2021, we began construction of one additional home and in March

2022, we began construction on another two homes. As of March 28, 2022, two homes were under contract to sell (one which we began construction on in 2020 and one which we began construction on in 2021). As of March 28, 2022, a total of 11 units (3 of which are under construction and 8 on which construction has not started) remain available for sale of the initial 20-unit project.

The Saint June. In June 2021, The Saint June, L.P. raised $16.3 million of equity from third-party investors and entered into an approximately $30 million construction loan. Refer to Notes 2 and 6 for additional discussion. In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is being built on approximately 36 acres and is expected to be comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units of The Saint June are currently expected to be completed in third-quarter 2022 with completion of the project expected in first-quarter 2023. We expect this property to achieve an Austin Energy Green Building rating.

Holden Hills. During 2020 and 2021, we continued to progress the development plans for Holden Hills in Barton Creek. We expect to secure final permits to start construction in September 2022. Subject to obtaining financing, we currently expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, approximately 17 months from the issuance of our final permits. Accordingly, our projections anticipate that we could begin closing sales of home sites in Holden Hills in mid-2024. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.
Section N. During 2020 and 2021, we continued to progress the development plans for Section N in Barton Creek.

The Annie B
In September 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin. Stratus Block 150, L.P. raised $11.7 million in third-party equity capital and entered into a $14.0 million loan to finance part of the costs of land acquisition and budgeted pre-development costs for The Annie B. We expect to finalize development plans over the next 12 months. Refer to Notes 2 and 6 for additional discussion.

The Saint George
In December 2021, we purchased the land for The Saint George, a proposed 317-unit luxury wrap-style multi-family project to be constructed on approximately 4 acres in north-central Austin. While we continue the planning for the project and obtaining the entitlement and permit approvals, we currently expect to begin construction by mid-2022 and to achieve substantial completion by mid-2024. The Saint George Apartments, L.P. raised $18.3 million in third-party equity capital to finance part of the costs of land acquisition and budgeted pre-development costs for The Saint George. We are in the process of negotiating a construction loan for the project. Refer to Note 2 for a discussion of the financing of the land purchase.

Lantana Multi-Family
We have advanced development plans for the multi-family component of Lantana Place and, subject to financing, expect to begin construction in third-quarter 2022 with expected completion in mid-2024.

Kingwood Place
In September 2021, we entered into a contract to sell a multi-family tract of land at Kingwood Place, which is currently planned for approximately 275 multi-family units, for $5.5 million. We recorded a $625 thousand impairment charge in 2021 to reduce the land's carrying value to its fair value based on the contractual sale price less estimated selling costs. If consummated, the sale is expected to close in mid-2022.

Other Residential
We are evaluating a sale of a portion of the land for the single-family and multi-family residential components of Magnolia Place, and continue to evaluate options for the multi-family component of Jones Crossing.

Commercial.  As of December 31, 2021, the number of square feet of our commercial property developed, under development and our remaining entitlements for potential development (excluding our discontinued operations associated with Block 21, which include the W Austin Hotel, the ACL Live entertainment venue and the related office and retail space) are shown below:

	Commercial Property
	Developed	Under Development	Potential Development [a]	Total
Barton Creek:
Entry corner	—	—	5,000	5,000
Amarra retail/office	—	—	83,081	83,081
Section N	—	—	1,560,810	1,560,810
Circle C	—	—	660,985	660,985
Lantana:
Lantana Place	99,379	—	—	99,379
Tract G07	—	—	160,000	160,000
Magnolia Place	—	18,987	16,000	34,987
West Killeen Market	44,493	—	—	44,493
Jones Crossing	154,117	—	104,750	258,867
Kingwood Place	151,855	—	—	151,855
New Caney	—	—	145,000	145,000
The Annie Bb	—	—	8,325	8,325
Office building in Austin	—	7,285	—	7,285
Total Square Feet	449,844	26,272	2,743,951	3,220,067
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
b.For a discussion of this project, see Items 1. and 2. “Business and Properties.”

The discussion below focuses on our recent significant commercial development activity. For a description of our properties containing additional information, refer to Items 1. and 2. “Business and Properties.”

Lantana, including Lantana Place
Lantana Place is a partially developed, mixed-use development project within the Lantana community. We completed construction of the 99,379-square-foot first phase of Lantana Place in 2018. We previously entered into a ground lease with a hotel operator in connection with its development of an AC Hotel by Marriott. The hotel was completed and opened in November 2021. As of December 31, 2021, we had signed leases for approximately 85 percent of the retail space, including the anchor tenant, Moviehouse & Eatery (Moviehouse), and a ground lease for an AC Hotel by Marriott.

Magnolia Place
In August 2021, we announced new development plans for Magnolia Place, an H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas that is wholly owned by Stratus. Also in August 2021, we entered into a $14.8 million loan for the development of Magnolia Place. Refer to Note 6 for additional discussion. We began construction on the first phase of development of Magnolia Place in August 2021. Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development consists of 2 retail buildings totaling 18,987 square feet, all 5 pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. The first two retail buildings are expected to be available for occupancy in third-quarter 2022. In mid-2021, H-E-B began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B, which is expected to open in second-quarter 2022.

West Killeen Market
As of December 31, 2021, we had executed leases for approximately 70 percent of the retail space at West Killeen. During 2021, we sold a pad site at West Killeen Market for $0.8 million and only one unsold pad site remains.

Jones Crossing
In June 2021, the Jones Crossing loan was refinanced with a new $24.5 million loan. Refer to Note 6 for additional discussion. As of December 31, 2021, we had signed leases for approximately 95 percent of the completed retail space, including the H-E-B grocery store. As of December 31, 2021, we had approximately 23 undeveloped acres with estimated development potential of approximately 104,750 square feet of commercial space and 5 vacant pad sites.

Kingwood Place
At Kingwood Place, an 8,000-square-foot retail building was completed in July 2020 on one pad site. We have signed ground leases on four of the pad sites, and one pad site remains available for lease. As of December 31, 2021, we had signed leases for approximately 85 percent of the completed retail space, including the H-E-B grocery store.

Office building in Austin
In 2020, we purchased an office building in Austin that we are renovating and may occupy as our headquarters upon the closing of the sale of Block 21.

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

The following table summarizes our operating results for the years ended December 31 (in thousands):

	2021		2020
Operating income (loss):
Real estate operations[a]	$(3,272)	[b]	$3,738
Leasing operations	111,369	[c]	3,074	[d]
Corporate, eliminations and other[e]	(24,437)		(13,467)
Operating income (loss)	$83,660		$(6,655)
Interest expense, net	$(3,193)		$(6,697)
Net income (loss) from continuing operations	$69,457		$(18,008)
Net loss from discontinued operations[f]	$(6,208)		$(6,467)
Net income (loss) attributable to common stockholders	$57,394	[g]	$(22,790)	[h]
a.Includes sales commissions and other revenues together with related expenses.
b.Includes $1.8 million of impairment charges for real estate properties.
c.Includes the pre-tax gains on the December 2021 sale of The Santal of $83.0 million and the January 2021 sale of The Saint Mary of $22.9 million.
d.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
e.Includes consolidated general and administrative expenses and eliminations of intersegment amounts. The increase in 2021, compared to 2020, is primarily the result of a $7.4 million increase in employee incentive compensation costs associated with the PPIP primarily for The Santal and Lantana Place projects, and a $2.7 million increase in consulting, legal and public relation costs for our successful proxy contest.
f.See Note 4 and the discussion below under the heading “Discontinued Operations” for further information.
g.Includes a $3.7 million gain related to forgiveness of our Paycheck Protection Program (PPP) loan and a $4.2 million non-cash credit to our provision for income taxes to reduce the valuation allowance on our deferred tax assets related to Block 21 because of the pending sale.
h.Includes a $10.3 million non-cash charge to our provision for income taxes to record a valuation allowance on our deferred tax assets.

As a result of the pending sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (see Notes 4 and 10). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results for the years ended December 31 (in thousands):

	2021	2020
Revenues:
Developed property sales	$4,615	$21,789
Undeveloped property sales	3,250	700
Commissions and other	601	106
Total revenues	8,466	22,595
Cost of sales, including depreciation	9,913	18,857
Impairment of real estate	1,825	—
Operating (loss) income	$(3,272)	$3,738

Developed Property Sales.  The following table summarizes our developed property sales for the years ended December 31 (in thousands):

	2021			2020
	Lots/Units	Revenues	Average Cost per Lot/Unit	Lots/Homes	Revenues	Average Cost per Lot/Home
Barton Creek
Amarra Drive:
Phase II lots	—	$—	$—	7	$4,388	$200
Phase III lots	3	2,215	299	12	10,223	378
Homes built on Phase III lots	—	—	—	2	7,178	3,273

W Austin Residences at Block 21:
Condominium unit	1	2,400	1,721	—	—	—
Total Residential	4	$4,615		21	$21,789

The decrease in revenue in 2021, compared to 2020, reflects a decrease in the number of lots and homes sold in 2021 as available inventory decreased. As of December 31, 2021, we have two Amarra Drive Phase III lots in inventory.

Undeveloped Property Sales. In 2021, we sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million and a pad site at West Killeen Market for $0.8 million. In 2020, we sold a vacant pad site at West Killeen Market for $0.7 million.

In 2022, we expect total revenue from our real estate operations to increase, compared to 2021, assuming we are able to close on the sales of two Amarra Villas homes and the multi-family tract of land at Kingwood Place, all of which were under contract as of December 31, 2021.

Cost of Sales. Cost of sales includes cost of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain MUD reimbursements. Cost of sales totaled $9.9 million in 2021 and $18.9 million in 2020. The decrease in cost of sales in 2021, compared with 2020, primarily reflects a decrease in the number of lots and homes sold during 2021, partly offset by the sale of our last condominium unit at Block 21 during 2021.

Cost of sales for our real estate operations also includes significant recurring costs (including property taxes, maintenance and marketing), which totaled $5.8 million in 2021 and $5.4 million in 2020.

Impairment of Real Estate. During 2021, we recorded the following impairments totaling $1.8 million:
•We recorded a $700 thousand impairment charge for the Amarra Villas homes because the estimated total project costs and costs of sale for two of the homes under construction exceed their contract sale prices, as we were required to retain a new general contractor during the course of construction and after entering into the sales contracts for the two homes. As discussed in "Overview of the Impacts of the COVID-19 Pandemic," construction costs have risen since the beginning of the pandemic. However, demand for residential real estate in Austin, Texas, is strong, and we project increased sale prices and profitable margins for future sales of Amarra Villas homes.
•In September 2021, we entered into a contract to sell the land at Kingwood Place planned for multi-family units for $5.5 million. At the time of entering into the contract, the fair value of the land based on the contractual sale price less estimated selling costs was less than its carrying value, and we recorded a $625 thousand impairment charge.
•We are renovating an office building in Austin, Texas that we may occupy as our headquarters after the closing of the sale of Block 21. In connection with our evaluation of properties for indication of impairment, the estimated net undiscounted future cash flows from this property were less than its carrying value, and we recorded a $500 thousand impairment charge to reduce its carrying value to its estimated fair value.

Leasing Operations
The following table summarizes our Leasing Operations results for the years ended December 31 (in thousands):

	2021	2020
Rental revenue	$19,787	$21,755
Rental cost of sales, excluding depreciation	9,030	11,203	[a]
Depreciation	5,358	7,478
Gain on sales of assets	(105,970)	—
Operating income	$111,369	$3,074
a.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.

Rental Revenue.  Rental revenue primarily includes revenue from our retail and mixed-use projects Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market, and until their sales in December 2021 and January 2021, respectively, our multi-family projects The Santal and The Saint Mary. The decrease in rental revenue in 2021, compared to 2020, primarily reflects the sale of The Saint Mary, partly offset by increased revenue at Lantana Place. The Saint Mary had rental revenue of $0.1 million in first-quarter 2021 prior to the sale compared to $3.2 million in the full year 2020.

In 2022, we expect revenue from our leasing operations to decrease, compared to 2021, as a result of the sale of The Santal, which had revenue of $8.7 million in 2021 and 2020. This decrease is expected to be partially offset by the commencement of leasing revenue at The Saint June and Magnolia Place in late 2022.

Rental Cost of Sales and Depreciation. Rental costs of sales and depreciation expense decreased in 2021, compared to 2020, primarily as a result of the sale of The Saint Mary. The decrease in 2021, compared to 2020, was further impacted by a $1.4 million charge in 2020 for estimated uncollectible rents receivable and unrealizable deferred costs. During the 2020, our lease with Moviehouse, our anchor tenant at Lantana Place, was terminated and we charged $1.3 million to cost of sales to write off uncollectible rents receivable and unrealizable deferred costs associated with this lease. Subsequently, in July 2020, we entered into a new lease agreement with Moviehouse, which was further extended through July 31, 2021. The new lease agreement provided Moviehouse the right to extend the lease to the original 20-year term through October 31, 2039, at the original rent schedule, which Moviehouse exercised effective August 1, 2021. The lease is secured by a $1.4 million letter of credit.

Gain on Sales of Assets. In December 2021, our subsidiary sold The Santal for $152.0 million. After closing costs and payment of the outstanding project loan, the sale generated net proceeds of approximately $74 million. We recorded a pre-tax gain on sale of $83.0 million in 2021.

In January 2021, our subsidiary sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, we received $21.9 million from the subsidiary in connection with the sale and $12.2 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a pre-tax gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in 2021.

Corporate, Eliminations and Other
Corporate, eliminations and other (see Note 10) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses totaled $24.5 million in 2021 and $13.6 million in 2020. The increase in general and administrative expenses in 2021, compared to 2020, primarily reflects a $7.4 million increase in employee incentive compensation costs associated with the PPIP primarily for The Santal and Lantana Place projects, and a $2.7 million increase in consulting, legal and public relation costs for our successful proxy contest. Corporate, eliminations and other also includes eliminations of intersegment amounts incurred by our operating segments.

Non-Operating Results
Interest Expense, Net.  Interest costs (before capitalized interest) totaled $8.7 million in 2021 and $11.4 million in 2020. The decrease in interest costs in 2021, compared with 2020, primarily reflects a decrease in average interest rates and the repayment of The Saint Mary construction loan upon the sale of the property in January 2021.

Capitalized interest totaled $5.5 million in 2021 and $4.7 million in 2020, and is primarily related to development activities at Barton Creek.

Net Gain on Extinguishment of Debt. We recorded a net gain of $1.5 million on extinguishment of debt in 2021 primarily associated with the $3.7 million of forgiveness of substantially all of our PPP loan. This gain was partly offset by losses of $1.5 million for prepayment fees on the early repayment of The Santal loan and a total of $0.7 million in write-offs of unamortized deferred financings costs associated with the repayment of The Saint Mary construction loan and The Santal loan and the refinancing of the Jones Crossing construction loan.

Provision for Income Taxes.  We recorded a provision for income taxes of $12.6 million in 2021 and $4.8 million in 2020. The 2021 income tax provision included a $4.2 million non-cash credit to reduce the valuation allowance on our deferred tax assets related to Block 21 because of the pending sale. The 2020 income tax provision included a $10.3 million non-cash charge to record a valuation allowance on our deferred tax assets. We had deferred tax assets (net of deferred tax liabilities and valuation allowances) totaling $6.0 million at December 31, 2021, and less than $0.1 million at December 31, 2020. Refer to Note 7 for further discussion of income taxes.

Total Comprehensive (Income) Loss Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of income in 2021 totaled $5.9 million in 2021 and our partner's share of losses totaled $1.7 million in 2020. In 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary. Of the total share of losses in 2020, $573 thousand relates to losses incurred prior to 2020.

Discontinued Operations
Block 21 is our wholly owned mixed-use real estate development and entertainment business located on a two-acre city block in downtown Austin that contains the W Austin Hotel, consisting of a 251-room luxury hotel, and office, retail and entertainment space. The hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. The entertainment space is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and 3TEN ACL Live. ACL Live is a 2,750-seat live music and entertainment venue and production studio that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. 3TEN ACL Live, which opened in March 2016, has a capacity of approximately 350 people and is designed to be more intimate than ACL Live.

As a result of our October 2021 entry into new agreements to sell Block 21 to Ryman for $260.0 million, our hotel and entertainment operations, as well as the leasing operations associated with the Block 21 property, are reported as discontinued operations for all periods presented in the accompanying financial statements. Refer to Note 4 for further discussion.

The transaction is expected to close sometime prior to June 1, 2022, subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicers to the purchaser’s assumption of the existing mortgage loan, the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement, the absence of a material adverse effect, and other customary closing conditions. The Block 21 purchase agreement will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. Of the total purchase price, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims. We expect to record a pre-tax gain of approximately $120 million upon closing of the sale (approximately $95 million after-tax). The purchase price is payable by the assumption of the Block 21 loan with the balance to be paid in cash. We expect the net sale proceeds before taxes to be approximately $115 million and the after-tax proceeds to be approximately $90 million before prorations and including post-closing escrow amounts.

Losses from discontinued operations totaled $6.2 million in 2021 and $6.5 million in 2020. We reported higher hotel and entertainment revenue in 2021 as the impacts of the COVID-19 pandemic began to lessen throughout 2021. The loss from discontinued operations in 2020, excluding the recognition of a $15.0 million gain related to earnest money received from Ryman as a result of its termination of the 2019 agreements to purchase Block 21, totaled $21.5 million.

The following is a discussion of our key operating results within discontinued operations.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues were $18.3 million in 2021 and $9.9 million in 2020. The increase in hotel revenue in 2021, compared with 2020, is primarily a result of higher room reservations and food and beverage sales as the impacts of the COVID-19 pandemic continued to lessen throughout 2021. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available during the year, was $115 in 2021, compared with $61 in 2020.

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at venues other than ACL Live, including 3TEN ACL Live. Revenues from the Entertainment segment varies from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues were $12.9 million in 2021 and $5.2 million in 2020. The increase in entertainment revenue primarily reflects an increase in the number of events hosted at ACL Live and 3TEN ACL Live as the impacts of the COVID-19 pandemic continued to lessen throughout 2021. As of August 2021, ACL Live and 3TEN ACL Live are operating at full capacity.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance for the years ended December 31.

	2021	2020
ACL Live
Events:
Events hosted	172	82
Estimated attendance	130,924	48,837
Ancillary net revenue per attendee	$53.67	$69.47
Ticketing:
Number of tickets sold	108,877	39,519
Gross value of tickets sold (in thousands)	$6,647	$1,982

3TEN ACL Live
Events:
Events hosted	178	102
Estimated attendance	22,754	12,566
Ancillary net revenue per attendee	$41.83	$32.78
Ticketing:
Number of tickets sold	13,525	5,278
Gross value of tickets sold (in thousands)	$337	$126

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Year-to-Year Cash Flows
Operating Activities. Cash used in operating activities totaled $53.6 million in 2021 and $4.1 million in 2020. Expenditures for purchases and development of real estate properties totaled $52.8 million in 2021, primarily related to the purchase of the land for The Annie B, the purchase of the property for The Saint George and development of our Barton Creek properties, including Amarra Villas, and $13.8 million in 2020, primarily related to development of our Barton Creek properties and the purchase of an office building in Austin that we are renovating and may use as our headquarters after the closing of the sale of Block 21. The $33.4 million increase in accounts payable, accrued liabilities and other in 2021 is primarily related to income tax liabilities associated with the sale of The Santal and The Saint Mary as well as the increase in the accrued liability for the PPIP. The $5.1 million increase in other assets in 2020 is primarily related to the carry back of net operating losses to 2017 as allowed by the Coronavirus Aid, Relief, and Economic Security Act (see Note 7 for further discussion).

Investing Activities. Cash provided by (used in) investing activities totaled $188.9 million in 2021 and $(7.8) million in 2020. Capital expenditures totaled $19.6 million for 2021, primarily related to The Saint June, Magnolia Place and Lantana Place projects, and $6.2 million for 2020, primarily related to the Kingwood Place and The Saint Mary projects. In 2021, we received proceeds, net of closing costs, totaling $209.9 million from the sales of The Santal and The Saint Mary.

Financing Activities. Cash (used in) provided by financing activities totaled $(99.4) million in 2021 and $7.5 million in 2020. Net repayments on the Comerica Bank credit facility totaled $43.3 million in 2021, primarily as a result of using proceeds from the sale of The Santal to repay the outstanding balance, compared with net borrowings of $0.8 million in 2020. Net repayments on other project and term loans totaled $88.1 million in 2021, primarily reflecting the repayment of The Santal loan and The Saint Mary construction loan upon the sale of those projects, partially offset by borrowings on The Annie B land loan, compared with net borrowings of $7.6 million in 2020, primarily from the PPP loan and for the Kingwood Place and The Saint Mary projects. See Note 6 and “Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at December 31, 2021.

During 2021, we paid distributions to noncontrolling interest owners of $12.5 million, primarily related to the sale of The Saint Mary, and received contributions from noncontrolling interest owners of $46.3 million, related to The Saint June, The Annie B and The Saint George limited partnerships.

In 2013, our Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of our common stock. There were no purchases under this program during 2021 or 2020. As of December 31, 2021, a total of 991,695 shares of our common stock remained available under this program. Our ability to repurchase shares of our common stock is restricted by the terms of our loan agreements with Comerica Bank, which prohibit us from repurchasing shares of our common stock in excess of $1.0 million without the bank’s prior written consent.

Credit Facility and Other Financing Arrangements
At December 31, 2021, we had total debt of $107.9 million based on the principal amounts outstanding, compared with $138.5 million at December 31, 2020. Consolidated debt at both dates excluded the Block 21 loan of approximately $138 million, and at December 31, 2020, also excluded The Santal loan of approximately $75 million and The Saint Mary construction loan of approximately $25 million, as a result of these properties being classified as held for sale at those dates. Our Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, had $59.7 million available at December 31, 2021, net of letters of credit totaling $347 thousand committed against the credit facility after we used a portion of the proceeds from the sale of The Santal to pay down the balance under the credit facility.

As a result of the COVID-19 pandemic, during 2020 we proactively engaged with our project lenders in connection with formulating rent deferral arrangements for our tenants, receiving waivers of and amendments to certain financial covenants for specific project loans and extending maturity dates on project loans with near-term maturities. Refer to Note 6 for further discussion of our outstanding debt. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of December 31, 2021.

In June 2021, The Saint June, L.P. raised $16.3 million in third-party equity capital and entered into an approximately $30 million construction loan. Also in June 2021, the Jones Crossing loan was refinanced with a new $24.5 million loan. In August 2021, we entered into a $14.8 million loan for the development of Magnolia Place. In September 2021, Stratus Block 150, L.P. raised $11.7 million in third-party equity capital and entered into a $14.0 million loan to finance part of the costs of land acquisition and budgeted pre-development costs for The Annie B. In December 2021, The Saint George Apartments, L.P. raised $18.6 million in third-party equity capital to finance part of the costs of land acquisition and budgeted pre-development costs for The Saint George. We are in the process of negotiating a construction loan for The Saint George project. Refer to Notes 2 and 6 for additional discussion.

Our debt agreements require compliance with specified financial covenants. The Magnolia Place construction loan includes a requirement that we maintain liquid assets, as defined in the agreements, of not less than $7.5 million. The Jones Crossing loan includes a requirement that we maintain liquid assets, as defined in the agreement, of not less than $2 million. The New Caney land loan and The Saint June construction loan include a requirement that we maintain liquid assets, as defined in the agreements, of not less than $10 million. The Comerica Bank credit facility, the Lantana Place construction loan, the Amarra Villas credit facility, the Kingwood Place construction loan, the West Killeen Market construction loan, the New Caney land loan, The Saint June construction loan, the Magnolia Place construction loan, and The Annie B land loan include a requirement that we maintain a net asset value, as defined in each agreement, of $125 million. The Comerica Bank credit facility, the Amarra Villas credit facility, the Kingwood Place construction loan, and The Annie B land loan also include a requirement that we maintain a debt-to-gross asset value, as defined in the agreements, of less than 50 percent. The West Killeen Market construction loan, the Jones Crossing loan, the Lantana Place construction loan, and The Saint June construction loan each include a financial covenant requiring the applicable Stratus subsidiary to maintain a debt service coverage ratio as defined in each agreement. As of December 31, 2021, we were in compliance with all of our financial covenants; however, for the last three quarters of 2020 and each quarter of 2021, our Block 21 subsidiary did not pass the debt service coverage ratio financial test under the Block 21 loan, which, though not a financial covenant, caused the Block 21 subsidiary to enter into a “Trigger Period” as discussed below.

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

Our project loans are generally secured by all or substantially all of the assets of the project, and our Comerica Bank credit facility is secured by substantially all of our assets other than those encumbered by separate project financing. In addition, we are typically required to guarantee the payment of our project loans, in some cases until certain development milestones and/or financial conditions are met, except for the Block 21 loan and Jones Crossing loan guarantees, which are generally limited to non-recourse carve-out obligations. Refer to Note 6 for additional discussion.

The Block 21 loan agreement, which is excluded from consolidated debt and presented within liabilities held for sale, is secured by the Block 21 assets and contains financial tests that we must meet in order to avoid a “Trigger Period." Specifically, we must maintain (i) a net worth in excess of $125 million and (ii) liquid assets having a market value of at least $10 million, each as defined in the Block 21 loan agreement. Additionally, our Block 21 subsidiary must maintain a trailing-12-month debt service coverage ratio, tested quarterly, as defined in the Block 21 loan agreement. If any of these financial tests are not met, a “Trigger Period”, which is not a default, results. As a result of the pandemic, our Block 21 subsidiary has not met the debt service coverage ratio test each quarter beginning with the June 30, 2020, test date, resulting in a "Trigger Period." During a "Trigger Period," any cash generated from the Block 21 project in excess of amounts necessary to fund loan obligations, budgeted operating expenses and specified reserves would not be available to be distributed to us until after we meet a higher debt service coverage ratio requirement for two consecutive quarters.

Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our Block 21 subsidiary's hotel operating agreement, the hotel operator may, and has, requested funds from us when it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $6.3 million in 2020 and $13.7 million in 2021. We contributed $2.5 million in first-quarter 2022 and depending on the timing of the sale of Block 21, we expect additional contributions to total as much as $1.2 million in second-quarter 2022.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. Our $60 million revolving credit facility with Comerica Bank matures on September 27, 2022. We are in discussions with the lender to remove Holden Hills from the collateral pool for the facility, finance the Holden Hills project under a separate loan agreement and enter into a revised revolving credit facility with a lower borrowing limit secured by the remaining collateral under the facility. If these discussions are not concluded timely, we expect to be able to extend or refinance the facility prior to the maturity date. No assurances can be given that the results anticipated by our projections will occur. See Note 6 and “Risk Factors” included in Part I, Item 1A. for further discussion.

Our ability to meet our cash obligations over the longer term, including our significant debt maturities in 2023, will depend on our future operating and financial performance and cash flows, including our ability to sell or lease properties profitably and extend or refinance debt as it becomes due, which is subject to economic, financial, competitive and other factors beyond our control, including risks related to the COVID-19 pandemic.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our total debt maturities based on the principal amounts outstanding as of December 31, 2021 (in thousands), excluding debt related to Block 21 included in liabilities held for sale:

	2022	2023	2024	2025	2026	Total
Comerica Bank credit facility[a]	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	—	—	24,500	24,500
The Annie B land loan	—	14,000	—	—	—	14,000
New Caney land loan[b]	4,500	—	—	—	—	4,500
PPP loan	156	—	—	—	—	156
Construction loans:
Kingwood Place[c]	32,426	—	—	—	—	32,426
Lantana Place	807	21,367	—	—	—	22,174
West Killeen Market	6,099	—	—	—	—	6,099
Magnolia Place	—	—	2,392	—	—	2,392
Amarra Villas credit facility	1,605	—	—	—	—	1,605
Total	$45,593	$35,367	$2,392	$—	$24,500	$107,852

a.Refer to Note 6 for further information.
b.In March 2022, we extended this loan from March 8, 2022, to March 8, 2023.
c.We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions, which we expect to meet for the first extension period.

We had commitments under noncancelable construction contracts totaling approximately $36 million at December 31, 2021. See Note 9 for further discussion of future cash requirements.

NEW ACCOUNTING STANDARDS

No new accounting standards in 2021 had a material impact on us.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 9 for discussion of our off-balance sheet arrangements.

CAUTIONARY STATEMENT

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to whether and when the sale of Block 21 will be completed, our estimated gain and net cash proceeds from the sale of Block 21 and potential uses of such proceeds, potential results of our Board and management’s strategic planning process, the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, future cash flows and liquidity, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, the impact of inflation and interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, and future dividend payments and share repurchases. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the occurrence of any event, change or other circumstance that could delay the closing of the sale of Block 21, or result in the termination of the agreements to sell Block 21, the results of our Board and management’s strategic planning process, the ongoing COVID-19 pandemic and any future major public health crisis, increases in inflation and interest rates, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, including as a result of the war in Ukraine, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, loss of key personnel, environmental and litigation risks, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of this Form 10-K.

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

The Company’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the COSO criteria.

/s/ William H. Armstrong III	/s/ Erin D. Pickens
William H. Armstrong III	Erin D. Pickens
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Stratus Properties Inc.
Austin, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Stratus Properties Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Impairment assessment - Refer to Notes 1 and 3 to the consolidated financial statements
The Company’s long-lived assets consist primarily of held for sale real estate assets of $1,773,000, real estate under development of $181,224,000, real estate held for investment, net of $90,284,000 and land available for development of $40,659,000. The real estate assets are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For real estate held for sale, if estimated fair value less costs to sell is less than the related carrying amount, a reduction of the asset’s carrying value to fair value less costs to sell is required. For real estate under development, land available for development and real estate held for investment, an impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its fair value. The Company’s undiscounted cash flows are subjective and are based, in part, on estimates and assumptions such as real estate prices, sales pace, sales and marketing costs, infrastructure costs and capitalization rates. In the event a property’s carrying amount is not recoverable, the Company determines fair value based on appraised values, adjusted for estimated costs to sell. Evaluation of appraisals is subjective and is based, in part, on estimates and assumptions such as real estate prices, market rental rates, capitalization rates, and discount rates that could differ materially from actual results.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted discounted cash flow analyses and appraisals included, among other things, the following:
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

Austin, Texas
March 31, 2022

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$24,229	$9,309
Restricted cash	18,294	8,899
Real estate held for sale	1,773	4,204
Real estate under development	181,224	98,137
Land available for development	40,659	53,432
Real estate held for investment, net	90,284	92,699
Lease right-of-use assets	10,487	10,796
Deferred tax assets	6,009	44
Other assets	17,214	17,960
Assets held for sale, including discontinued operations	151,053	248,536
Total assets	$541,226	$544,016

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,118	$7,455
Accrued liabilities, including taxes	22,069	7,994
Debt	106,648	137,699
Lease liabilities	13,986	13,195
Deferred gain	4,801	6,173
Other liabilities	17,894	9,600
Liabilities held for sale, including discontinued operations	153,097	252,136
Total liabilities	332,613	434,252

Commitments and contingencies (Notes 7 and 9)

Equity:
Stockholders’ equity:
Common stock, par value of $0.01 per share, 150,000 shares authorized,
9,388 and 9,358 shares issued, respectively and
8,245 and 8,221 shares outstanding, respectively	94	94
Capital in excess of par value of common stock	188,759	186,777
Accumulated deficit	(8,963)	(66,357)
Common stock held in treasury, 1,143 shares and 1,137 shares
at cost, respectively	(21,753)	(21,600)
Total stockholders’ equity	158,137	98,914
Noncontrolling interests in subsidiaries	50,476	10,850
Total equity	208,613	109,764
Total liabilities and equity	$541,226	$544,016
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2021	2020
Revenues:
Real estate operations	$8,449	$22,578
Leasing operations	19,787	21,755
Total revenues	28,236	44,333
Cost of sales:
Real estate operations	9,733	18,628
Leasing operations	9,030	11,201
Depreciation	5,449	7,581
Total cost of sales	24,212	37,410
General and administrative expenses	24,509	13,578
Impairment of real estate	1,825	—
Gain on sales of assets	(105,970)	—
Total	(55,424)	50,988
Operating income (loss)	83,660	(6,655)
Interest expense, net	(3,193)	(6,697)
Net gain on extinguishment of debt	1,529	—
Other income, net	65	200
Income (loss) before income taxes and equity in unconsolidated affiliates’ loss	82,061	(13,152)
Provision for income taxes	(12,577)	(4,840)
Equity in unconsolidated affiliates’ loss	(27)	(16)
Income (loss) from continuing operations	69,457	(18,008)
Net loss from discontinued operations	(6,208)	(6,467)
Net income (loss) and total comprehensive income (loss)	63,249	(24,475)
Total comprehensive (income) loss attributable to noncontrolling interests	(5,855)	1,685
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$57,394	$(22,790)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$7.72	$(1.99)
Discontinued operations	(0.75)	(0.79)
	$6.97	$(2.78)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$7.65	$(1.99)
Discontinued operations	(0.75)	(0.79)
	$6.90	$(2.78)

Weighted-average shares of common stock outstanding:
Basic	8,236	8,211
Diluted	8,313	8,211

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$63,249	$(24,475)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,964	13,670
Cost of real estate sold	4,056	12,092
Impairment of real estate	1,825	—
Gain on sales of assets	(105,970)	—
Net gain on extinguishment of debt	(1,529)	—
Debt issuance cost amortization and stock-based compensation	2,007	2,099
Equity in unconsolidated affiliates’ loss	27	16
Deferred income taxes	(5,965)	12,267
Purchases and development of real estate properties	(52,772)	(13,775)
Write-off of capitalized hotel remodel costs	287	1,584
Increase in other assets	(2,212)	(5,134)
Increase (decrease) in accounts payable, accrued liabilities and other	33,423	(2,402)
Net cash used in operating activities	(53,610)	(4,058)

Cash flow from investing activities:
Capital expenditures	(19,562)	(6,191)
Proceeds from sales of assets	209,947	—
Payments on master lease obligations	(1,501)	(1,637)
Other, net	56	6
Net cash provided by (used in) investing activities	188,940	(7,822)

Cash flow from financing activities:
Borrowings from credit facility	39,700	29,300
Payments on credit facility	(83,004)	(28,478)
Borrowings from project loans	42,661	16,322
Payments on project and term loans	(130,723)	(8,708)
Stock-based awards net payments	(132)	(78)
Distributions to noncontrolling interests	(12,529)	(448)
Noncontrolling interests' contributions	46,300	—
Financing costs	(1,647)	(438)
Net cash (used in) provided by financing activities	(99,374)	7,472
Net increase (decrease) in cash, cash equivalents and restricted cash	35,956	(4,408)
Cash, cash equivalents and restricted cash at beginning of year	34,183	38,591
Cash, cash equivalents and restricted cash at end of year	$70,139	$34,183
The accompanying Notes to Consolidated Financial Statements, which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	Stratus Stockholders’ Equity
	Common Stock				Common Stock Held in Treasury
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accum- ulated Deficit	Number of Shares	At Cost	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2019	9,330	$93	$186,082	$(43,567)	1,133	$(21,509)	$121,099	$12,983	$134,082
Exercised and vested stock-based awards	28	1	22	—	—	—	23	—	23
Stock-based compensation	—	—	673	—	—	—	673	—	673
Tender of shares for stock-based awards	—	—	—	—	4	(91)	(91)	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(448)	(448)
Total comprehensive loss	—	—	—	(22,790)	—	—	(22,790)	(1,685)	(24,475)
Balance at December 31, 2020	9,358	94	186,777	(66,357)	1,137	(21,600)	98,914	10,850	109,764
Exercised and vested stock-based awards	30	—	25	—	—	—	25	—	25
Stock-based compensation	—	—	795	—	—	—	795	—	795
Grant of restricted stock units under the Profit Participation Incentive Plan	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12,529)	(12,529)
Noncontrolling interests' contributions	—	—	—	—	—	—	—	46,300	46,300
Total comprehensive income	—	—	—	57,394	—	—	57,394	5,855	63,249
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Principles of Consolidation.  Stratus Properties Inc. (Stratus), a Delaware corporation, is engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, and real estate leasing in the Austin, Texas area and other select markets in Texas. The real estate development, leasing and marketing operations of Stratus are conducted primarily through its subsidiaries. Stratus consolidates its wholly owned subsidiaries, subsidiaries in which Stratus has a controlling interest and variable interest entities (VIEs) in which Stratus is deemed the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Concentration of Risks.  Stratus conducts its operations in the Austin, Texas area and other select markets in Texas. Consequently, any significant economic downturn in the Texas market, and the Austin market specifically, could potentially have an effect on Stratus’ business, results of operations and financial condition. Since January 2020, the COVID-19 pandemic has caused disruption in international and U.S. economies and markets and has impacted Stratus’ revenue, operating income and cash flow during 2020 and 2021.

Use of Estimates.  The preparation of Stratus’ financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include the estimates of future cash flow from development and sale of real estate properties used in the assessment of impairments; profit recognition related to the sales of real estate; deferred income taxes and related valuation allowances; income taxes; allocation of certain indirect costs; profit pools under the Profit Participation Incentive Plan (PPIP); and asset lives for depreciation. Actual results could differ from those estimates.

Cash and cash equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

Restricted cash. Stratus' restricted cash is comprised of bank deposits and at December 31, 2021, primarily consists of $11.8 million related to The Saint June as a condition of the project’s construction loan.

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

Accrued Property Taxes.  Stratus estimates its property taxes based on prior year property tax payments and other current events that may impact the amount. Upon receipt of the property tax bill, Stratus adjusts its accrued property tax balance at year-end to the actual amount of taxes due for such year. Accrued property taxes included in accrued liabilities totaled $3.6 million at December 31, 2021, and $6.5 million at December 31, 2020.

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

	Years Ended December 31,
	2021	2020
Depreciation	$5,449	$7,581
Leasing Operations	9,030	11,201
Cost of developed property sales	2,617	12,479
Cost of undeveloped property sales	1,671	632
Project expenses and allocation of overhead costs (see below)	5,758	5,433
Other, net	(313)	84
Total cost of sales	$24,212	$37,410

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

In November 2017, the city of Magnolia and the state of Texas approved the creation of a MUD which will provide an opportunity for Stratus to recoup approximately $26 million over the life of the project for future road and utility infrastructure costs incurred in connection with its development of Magnolia Place, a mixed-use project that will be shadow-anchored by an H-E-B, L.P. (H-E-B) grocery store.

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

Advertising Costs.  Advertising costs are charged to expense as incurred and are included as a component of cost of sales. Advertising costs totaled $0.4 million in 2021 and $0.8 million in 2020.

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

	Years Ended December 31,
	2021		2020
Income (loss) from continuing operations	$69,457		$(18,008)
Net loss from discontinued operations	(6,208)		(6,467)
Net income (loss)	$63,249		$(24,475)
Net (income) loss attributable to noncontrolling interests in subsidiaries	(5,855)		1,685
Net income (loss) attributable to Stratus common stockholders	$57,394		$(22,790)

Basic weighted-average shares of common stock outstanding	8,236		8,211

Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	77	[a]	—	[b]

Diluted weighted-average shares of common stock outstanding	8,313		8,211

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$7.72		$(1.99)
Discontinued operations	(0.75)		(0.79)
Basic net income (loss) per share attributable to common stockholders	$6.97		$(2.78)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$7.65		$(1.99)
Discontinued operations	(0.75)		(0.79)
Diluted net income (loss) per share attributable to common stockholders	$6.90		$(2.78)
a.Excludes approximately 5 thousand shares associated with RSUs that were anti-dilutive.
b.Excludes approximately 86 thousand shares associated with RSUs and outstanding stock options that were anti-dilutive because of net losses.

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

Stratus may grant RSUs that settle in cash to employees and nonemployees under a profit participation incentive plan (the PPIP). As required for liability-based awards under Accounting Standards Codification 718, Stock-Based Compensation, at the date of grant, Stratus estimates the fair value of each award and adjusts the fair value in each subsequent reporting period. The awards are amortized on a straight-line basis over the estimated service period. See Note 8 for further discussion.

Related Party Transactions. Refer to Note 3 for discussion of LCHM Holdings, LLC (LCHM), its manager, and JBM Trust, which are related parties as a result of LCHM’s representation on Stratus’ Board of Directors (Board). LCHM and JBM Trust have invested in certain of Stratus' limited partnerships.

Stratus has an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Whitefish Partners for the consultant's consulting services and expense reimbursements totaled $122 thousand during 2021 and $120 thousand during 2020.

Reclassifications. For comparative purposes, certain prior year amounts have been reclassified to conform with current year presentation. The reclassifications relate to (i) Stratus' presentation of The Santal's assets and liabilities as held for sale as of December 31, 2020, and (ii) Stratus' presentation of Block 21's assets and liabilities as held for sale as of December 31, 2020, and Block 21's revenues and expenses for the year ended December 31, 2020, classified as discontinued operations. Refer to Note 4 for a discussion of each transaction and the impacts to the consolidated financial statements.

Subsequent Events. Stratus evaluated events after December 31, 2021, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 2. LIMITED PARTNERSHIPS
The Saint George Apartments, L.P. In November 2021, The Saint George Apartments, L.P. (The Saint George partnership), a Texas limited partnership and subsidiary of Stratus, was formed to purchase land and develop, construct and lease The Saint George, a 317-unit luxury wrap-style multi-family project in Austin. In December 2021, an unrelated equity investor contributed $18.3 million to The Saint George partnership for a 90.0 percent interest. Stratus has a 10.0 percent interest in The Saint George partnership following its contribution of pursuit costs and $0.5 million of cash. In December 2021, The Saint George partnership purchased the land for the project for $18.5 million. Discussions with a lender are ongoing to provide a construction loan for development.

The Saint George partnership is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner will manage The Saint George partnership in exchange for an asset management fee of $300 thousand per year beginning two years after construction of The Saint George, and will earn a development management fee of 4.0 percent of certain construction costs for The Saint George. The partnership agreement also contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests.

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

Upon completion of the private placement offering, Stratus holds, in the aggregate, a 25.0 percent indirect equity interest in Stratus Block 150, L.P. No individual Class B limited partner has an equity interest greater than 25.0 percent. One of the participants in the private placement offering, JBM Trust, which purchased a limited partnership interest initially representing a 6.4 percent equity interest in Stratus Block 150, L.P., has a trustee who also serves as sole manager of LCHM.

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

The Saint June, L.P. In June 2021, The Saint June, L.P., a Texas limited partnership and a subsidiary of Stratus, entered into a construction loan to develop The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development of the Barton Creek community in Austin, Texas. Refer to Note 6 for further discussion of this loan. In July 2021, an unrelated equity investor contributed $16.3 million to The Saint June, L.P. partnership for a 65.87 percent interest. Stratus has a 34.13 percent interest in The Saint June, L.P. following its contribution of land, development costs and $1.1 million of cash.

The Saint June, L.P. is governed by a limited partnership agreement between Stratus and the equity investor, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner will manage The Saint June, L.P. in exchange for an asset management fee of $210 thousand per year beginning two years after construction of The Saint June, which began in July 2021, and will earn a development management fee of 4.0 percent of certain construction costs for The Saint June. The partnership agreement also contains a buy-sell option pursuant to which at any time either party will have the right to initiate a buy-sell of the other party’s interests.

Stratus Kingwood Place, L.P. In August 2018, Stratus Kingwood Place, L.P., a Texas limited partnership and a subsidiary of Stratus (the Kingwood, L.P.), completed a $10.7 million private placement, approximately $7 million of which, combined with a $6.8 million loan from Comerica Bank, was used to purchase a 54-acre tract of land located in Kingwood, Texas for $13.5 million, for the development of Kingwood Place, an H-E-B-anchored mixed-use development project (Kingwood Place). Two of the participants in the Kingwood Offering, LCHM and JBM Trust, each purchased Kingwood Class B limited partnership interests initially representing an 8.8 percent equity interest in the Kingwood, L.P.

Kingwood, L.P. is governed by a limited partnership agreement between Stratus and the equity investors, and a wholly owned subsidiary of Stratus serves as the general partner. The general partner manages the Kingwood, L.P., in exchange for an asset management fee of $283 thousand per year and earns a development management fee of 4.0 percent of certain construction costs for Kingwood Place.

In December 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank, which supersedes and replaces the land acquisition loan agreement discussed above and provided for a loan totaling $32.9 million to finance nearly 70 percent of the costs associated with construction of Kingwood Place (see Note 6 for further discussion), which was subsequently modified and increased to $35.4 million in January 2020. The remaining 30 percent of the project’s cost (totaling approximately $15 million) was funded by borrower equity, contributed by Stratus and private equity investors.

In October 2019, Stratus acquired an unrelated equity investor's 33.33 percent interest in Kingwood, L.P. for $5.8 million. Following the acquisition, Stratus has a 60.0 percent interest in the Kingwood, L.P.

The Saint Mary, L.P. In June 2018, The Saint Mary, L.P., a Texas limited partnership and a consolidated subsidiary of Stratus, completed a series of financing transactions to develop The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community in Austin, Texas. The financing transactions included a $26.0 million construction loan with Texas Capital Bank, National Association and an $8.0 million private placement. Stratus holds, in aggregate, a 57 percent indirect equity interest in The Saint Mary, L.P. Two of the limited partners, LCHM and JBM Trust, each purchased Saint Mary Class B limited partnership interests initially representing a 6.1 percent equity interest in The Saint Mary, L.P.

As discussed further in Note 4, The Saint Mary, L.P. sold The Saint Mary property in January 2021. In connection with the sale, The Saint Mary, L.P. distributed $1.7 million each to LCHM and JBM Trust.

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George partnership, Stratus Block 150, L.P., The Saint June, L.P., Kingwood, L.P. and The Saint Mary, L.P. are variable interest entities and that Stratus is the primary beneficiary. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

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

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$6,177	$745
Restricted cash	11,809	—
Real estate under development	62,692	2,380
Land available for development	7,641	8,143
Real estate held for investment, net	31,399	31,962
Other assets	3,132	2,195
Total assets	122,850	45,425
Liabilities:
Accounts payable and accrued liabilities	5,499	850
Debt	46,096	31,215
Total liabilities	51,595	32,065
Net assets	$71,255	$13,360

NOTE 3. REAL ESTATE, NET
Stratus’ consolidated balance sheets include the following net real estate assets (in thousands):

	December 31,
	2021	2020
Real estate held for sale:
Developed lots and, at December 31, 2020, one condominium unit	$1,773	$4,204

Real estate under development:
Acreage, multi-family units, commercial square footage and homes	181,224	98,137

Land available for development:
Undeveloped acreage	40,659	53,432

Real estate held for investment:
Kingwood Place	33,979	33,579
Lantana Place	30,283	30,258
Jones Crossing	25,239	24,651
West Killeen Market	10,237	10,233
Furniture, fixtures and equipment	730	1,253
Total	100,468	99,974
Accumulated depreciation	(10,184)	(7,275)
Total real estate held for investment, net	90,284	92,699
Total real estate, net	$313,940	$248,472

Real estate held for sale. Developed lots and a condominium unit include individual tracts of land that have been developed and permitted for residential use and a condominium unit at the W Austin Residences in Block 21, which was sold in 2021. As of December 31, 2021, Stratus owned two developed lots.

Real estate under development. Acreage under development includes real estate for which infrastructure work over the entire property has been completed, is currently being completed or is able to be completed and for which necessary permits have been obtained. Real estate under development also includes commercial and residential properties under construction. Stratus' real estate under development as of December 31, 2021, increased from December 31, 2020, primarily as a result of the acquisitions of land for The Saint George and The Annie B projects and the construction of The Saint June.

Included in real estate under development is an office building in Austin, Texas that Stratus is renovating. During 2021 and in connection with Stratus' evaluation of properties for indication of impairment, the estimated net undiscounted future cash flows from this property were less than its carrying value, and Stratus recorded a $500 thousand impairment charge to reduce its carrying value to its estimated fair value. Real estate under development also includes The Villas at Amarra Drive (Amarra Villas), a 20-unit project within the Amarra development. During 2021, Stratus recorded a $700 thousand impairment charge for the Amarra Villas homes because the estimated total project costs and costs of sale for two of the homes under construction exceed their contract sale prices, as Stratus was required to retain a new general contractor during the course of construction and after entering into the sales contracts for the two homes.

Land available for development. Undeveloped acreage includes real estate that can be sold “as is” (i.e., planning, infrastructure or development work is not currently in progress on such property). Stratus’ undeveloped acreage as of December 31, 2021, included land permitted for residential and commercial development and vacant pad sites at West Killeen Market, Jones Crossing and Kingwood Place.

Stratus recorded a $625 thousand impairment charge in 2021 related to entering into a contract to sell the multi-family tract of land at Kingwood Place. If consummated, the sale is expected to close mid-2022. See Note 4 for further discussion.

Real estate held for investment. The Kingwood Place project includes 151,855 square-feet of commercial space anchored by an H-E-B grocery store and leased pad sites. The Lantana Place project includes 99,379 square feet for the first retail phase. The Jones Crossing project includes 154,117 square-feet for the first phase of the retail component of an H-E-B-anchored, mixed-use development. The West Killeen Market project includes 44,493 square-feet of commercial space adjacent to a 90,000 square-foot H-E-B grocery store.

Capitalized interest. Stratus recorded capitalized interest of $5.5 million in 2021 and $4.7 million in 2020.

NOTE 4. ASSET SALES
Block 21 Pending Sale - Discontinued Operations. Block 21 is Stratus’ wholly owned mixed-use real estate development and entertainment business in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

In December 2019, Stratus announced that it had agreed to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275.0 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sale. In May 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to sell Block 21 and authorizing the release of Ryman's $15.0 million in earnest money to Stratus, which Stratus recorded as operating income in 2020.

In October 2021, Stratus entered into new agreements to sell Block 21 to Ryman for $260.0 million. The purchase price includes the purchaser’s assumption of approximately $138 million of existing Block 21 mortgage debt and is subject to downward adjustments up to $5.0 million. The remainder of the purchase price will be paid in cash. The transaction is expected to close sometime prior to June 1, 2022, subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicer to the purchaser’s assumption of the existing mortgage loan, the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement, the absence of a material adverse effect, and other customary closing conditions. The Block 21 purchase agreements will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. Of the total purchase price, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statements of comprehensive income (loss) because the disposal represents a strategic shift that had a major effect on operations, and presented the assets and liabilities of Block 21 as held for sale - discontinued operations in the consolidated balance sheets for all periods presented. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

The carrying amounts of Block 21’s major classes of assets and liabilities, which were classified as held for sale, in Stratus' consolidated balance sheets follow (in thousands):

	December 31,
	2021		2020
Assets:
Cash and cash equivalents	$9,172		$3,125
Restricted cash	18,444	[a]	12,850
Real estate held for investment, net	120,452		124,669
Other assets	2,985		2,165
Total assets held for sale	$151,053		$142,809
Liabilities:
Accounts payable and accrued liabilities, including taxes	$6,200		$5,296
Debt[b]	136,684		139,013
Other liabilities	10,213		7,183
Total liabilities held for sale	$153,097		$151,492
a.Most restricted cash would be received by Ryman upon the closing of the sale.
b.In 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization.

Block 21's results of operations, presented as net loss from discontinued operations in Stratus' consolidated statements of comprehensive income (loss) follow (in thousands):

	Years Ended December 31,
	2021		2020
Revenues:[a]
Hotel	$18,310		$9,912
Entertainment	12,929		5,232
Leasing operations and other	1,479		1,539
Total revenue	32,718		16,683
Cost of Sales:
Hotel	15,784		15,427
Entertainment	10,482		6,534
Leasing operations and other	872		1,561
Depreciation	4,515	[b]	6,089
Total cost of sales	31,653		29,611
General and administrative expenses	735		1,457
Income from forfeited earnest money	—		(15,000)
Operating income	330		615
Interest expense, net	(7,972)		(8,103)
Benefit from income taxes	1,434		1,021
Net loss from discontinued operations	$(6,208)		$(6,467)
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $1.2 million in 2021 and $1.0 million in 2020.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in December 2021.

Capital expenditures associated with discontinued operations totaled $0.5 million in 2021 and $1.0 million in 2020.

The Santal. In December 2021, Stratus completed the sale of The Santal for $152.0 million, less a $0.7 million repair credit. The Santal was Stratus’ wholly owned 448-unit luxury garden-style multi-family project located in Section N of Austin’s Barton Creek community. After closing costs and repayment of The Santal loan, the sale generated net proceeds of approximately $74 million and Stratus recorded a pre-tax gain on the sale of $83.0 million in 2021. Stratus also recognized a $1.9 million loss on extinguishment of debt in 2021, primarily for prepayment fees on The Santal loan.

Stratus reported the assets and liabilities of The Santal as held for sale in its December 31, 2020, consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities for The Santal as of December 31, 2020, follow (in thousands):

Assets:
Real estate held for investment, net	$69,160
Other assets	51
Total assets held for sale	$69,211
Liabilities:
Accrued liabilities	$170
Debt	74,343
Other liabilities	524
Total liabilities held for sale	$75,037

The Santal had rental revenue of $8.7 million in both 2021 and 2020. Interest expense related to The Santal loan was $3.0 million in 2021 and $4.0 million in 2020.

The Saint Mary. In January 2021, The Saint Mary, L.P. sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. After establishing a reserve for remaining costs of the partnership, Stratus received $21.9 million from the subsidiary in connection with the sale and $12.2 million of the net proceeds were distributed to the noncontrolling interest owners. Stratus recognized a pre-tax gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in 2021. Stratus also recognized a $63 thousand loss on extinguishment of debt in 2021 related to the repayment of The Saint Mary construction loan. See Note 2 for further discussion of The Saint Mary, L.P. and The Saint Mary project.

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

The Saint Mary had rental revenue of $0.1 million in 2021 prior to the sale and $3.2 million in 2020. Interest expense on The Saint Mary construction loan was less than $0.1 million in 2021 and $1.1 million in 2020.

Kingwood Place Pending Land Sale. In September 2021, Stratus entered into a contract to sell the multi-family tract of land at Kingwood Place, which was planned for approximately 275 multi-family units, for $5.5 million. The sale, if consummated, is expected to close by mid-2022. Upon entering into the contract, Stratus recorded a $625 thousand impairment charge to reduce the carrying value of the land to its fair value based on the contractual sale price less estimated selling costs.

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

A summary of the carrying amount and fair value of Stratus’ other financial instruments follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$106,648	$108,091	$137,699	$138,784

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

NOTE 6. DEBT
Stratus’ debt follows (in thousands):

	December 31,
	2021	2020
Comerica Bank credit facility,
average interest rate of 5.00% in 2021 and 5.25% in 2020	$—	$43,304
Jones Crossing loan,
average interest rate of 2.40% in 2021	24,042	—
The Annie B land loan,
average interest rate of 3.50% in 2021	13,847	—
New Caney land loan,
average interest rate of 3.11% in 2021 and 3.69% in 2020	4,496	4,949
Paycheck Protection Program loan,
fixed interest rate of 1.00% in 2021 and 2020	156	3,987
Construction loans:
Kingwood Place construction loan,
average interest rate of 2.61% in 2021 and 3.32% in 2020	32,249	31,215
Lantana Place construction loan,
average interest rate of 3.00% in 2021 and 3.60% in 2020	22,098	24,051
West Killeen Market construction loan,
average interest rate of 3.00% in 2021 and 3.51% in 2020	6,078	6,707
Magnolia Place construction loan,
average interest rate of 3.50% in 2021	2,077	—
Amarra Villas credit facility,
average interest rate of 3.10% in 2021 and 0.92% in 2020	1,605	1,109
Jones Crossing construction loan,
average interest rate of 4.00% in 2021 and 4.30% in 2020	—	22,377
Total debt[a]	$106,648	$137,699
a. Includes net reductions for unamortized debt issuance costs of $1.2 million at December 31, 2021, and $0.8 million at December 31, 2020.

Comerica Bank credit facility.  Stratus' loan agreement with Comerica Bank provides for a revolving credit facility of $60.0 million and a $7.5 million sublimit for letters of credit issuance, subject to a borrowing base limitation as described in the loan agreement. In June 2020, Stratus entered into an amendment to its credit facility agreement with Comerica Bank to (i) extend the maturity date of the facility to September 27, 2022, and (ii) permit reappraisals of portions of the mortgaged property in the event of certain entitlement upgrades. Advances under the credit facility bear interest at the annual London Interbank Offered Rate (LIBOR) (with a floor of 1.0 percent) plus 4.0 percent. The Comerica Bank credit facility is secured by substantially all of Stratus’ and its subsidiaries' assets, except for properties that are encumbered by separate debt financing. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of less than 50 percent. In addition, Stratus must maintain a loan-to-value ratio of less than or equal to 50 percent; if the ratio is exceeded, Stratus must make a mandatory prepayment to achieve compliance. The loan agreement requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments. After using a portion of the proceeds from the sale of The Santal to pay down the balance, as of December 31, 2021, Stratus had $59.7 million available under its $60.0 million Comerica Bank revolving credit facility, with letters of credit totaling $347 thousand committed against the credit facility.

Jones Crossing loan and Jones Crossing construction loan. In June 2021, a Stratus subsidiary entered into a $24.5 million loan with Regions Bank (the Jones Crossing loan). Of the proceeds from the Jones Crossing loan, $22.2 million was used to repay in full the original Jones Crossing construction loan. The repayment of the Jones Crossing construction loan resulted in Stratus recognizing a $163 thousand loss on the early extinguishment of debt representing the write-off of unamortized debt issuance costs related to the construction loan.

The Jones Crossing loan has a maturity date of June 17, 2026, and bears interest at LIBOR plus 2.25 percent (or, if applicable, a replacement rate), provided LIBOR shall not be less than 0.15 percent. Payments of interest only on the Jones Crossing loan are due monthly through the term of the loan with the outstanding principal due at maturity. If the debt service coverage ratio falls below 1.15 to 1.00 for any fiscal quarter beginning with the quarter ending September 30, 2022, a “Cash Sweep Period” (as defined in the Jones Crossing loan) results, which limits Stratus’ ability to receive cash from its Jones Crossing subsidiary. The Jones Crossing loan is secured by the Jones Crossing project, and Stratus has provided a guaranty limited to non-recourse carve-out obligations and environmental indemnification. In addition, any default under the ground leases, which grant Stratus the right to occupy the Jones Crossing property, would trigger the carve-out guaranty. The Jones Crossing loan contains certain financial covenants, including a requirement that Stratus maintain liquid assets of at least $2.0 million.

The Annie B land loan. In September 2021, a Stratus subsidiary entered into an 18-month, $14.0 million land loan with Comerica Bank to acquire the land for The Annie B project (The Annie B land loan). The loan matures on March 1, 2023, and bears interest at LIBOR plus 3.0 percent, provided LIBOR shall not be less than 0.5 percent. Payments of interest only on the loan are due monthly through February 2023, with the outstanding principal due at maturity. The Annie B land loan is guaranteed by Stratus and secured by The Annie B project. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of less than 50 percent. The Annie B land loan requires Comerica Banks’ prior written consent for any Stratus common stock repurchases in excess of $1.0 million.

New Caney loan. In March 2019, a Stratus subsidiary entered into a $5.0 million land loan with Texas Capital Bank. Proceeds from the loan were used to fund the acquisition of H-E-B's portion of the New Caney partnership in which Stratus and H-E-B purchased a tract of land for the future development of an H-E-B-anchored mixed-use project in New Caney, Texas. In March 2021, Stratus exercised its option to extend the loan for an additional 12 months to March 8, 2022, which required a principal payment of $0.5 million. In March 2022, Stratus extended the loan for an additional 12 months to March 8, 2023, which required a principal payment of $0.2 million and will require a second principal payment of $0.2 million in September 2022. Stratus also entered into an amendment to the New Caney land loan to convert the benchmark rate from LIBOR to the Secured Overnight Financing Rate (SOFR). The loan now bears interest at SOFR plus 3.0 percent, subject to the applicable margin adjustment. Borrowings are secured by the New Caney land and are guaranteed by Stratus. The loan agreement contains financial covenants including a requirement that Stratus maintain a net asset value of $125.0 million and unencumbered liquid assets of no less than $10.0 million.

Paycheck Protection Program loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was signed into law on March 27, 2020. The PPP loan bears interest at 1.0 percent and matures April 15, 2022, except for the portion that was forgiven. Stratus' PPP loan forgiveness application was accepted and approved in August 2021 and the outstanding balance and accrued interest were forgiven with the exception of $0.3 million. As such, Stratus recognized a gain on extinguishment of debt of $3.7 million during 2021.

Kingwood Place construction loan. In 2018, the Kingwood, L.P., entered into a construction loan agreement with Comerica Bank (the Kingwood Place construction loan), which provides financing for nearly 70 percent of the costs associated with construction of Kingwood Place. The total loan of $32.9 million included the original commitment of $6.75 million used to purchase a 54-acre tract of land located in Kingwood, Texas, and an additional $26.1 million for the development of Kingwood Place. The remaining 30 percent of the project’s cost (totaling approximately $15 million) was funded by borrower equity, contributed by Stratus and private equity investors. In January 2020, the Kingwood Place construction loan was modified to increase the loan amount by $2.5 million to a total of $35.4 million. The increase was used to fund the construction of a retail building on an existing Kingwood Place retail pad. The loan has a maturity date of December 6, 2022, with the possibility of two 12-month extensions if certain debt service coverage ratios are met. The loan bears interest at LIBOR plus 2.5 percent. Borrowings on the Kingwood Place construction loan are secured by the Kingwood Place project, and are guaranteed by Stratus until certain conditions are met. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of less than 50 percent. The Kingwood Place construction loan requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million.

Lantana Place construction loan. In 2017, a Stratus subsidiary entered into a $26.3 million construction loan with Southside Bank (the Lantana Place construction loan) to finance the initial phase of Lantana Place. Interest is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only were due monthly, through October 1, 2020, and afterward the principal balance is being paid in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be repaid in full on or before April 28, 2023, and can be prepaid without penalty. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and a requirement that Stratus' Lantana Place subsidiary maintain a debt service coverage ratio of at least 1.35 to 1.00. Outstanding amounts are secured by the Lantana Place project. Stratus has guaranteed outstanding amounts under the loan until completion of the initial phase of Lantana Place and the development is able to maintain a debt service ratio of 1.50 to 1.00 for a period of six consecutive months.

In January 2021, Stratus entered into amendments to the Lantana Place construction loan in which Stratus' Lantana Place subsidiary was granted a waiver of the debt service coverage ratio covenant until September 30, 2021, at which point the ratio is measured by reference to the three-month period then ended, and subsequently builds each quarter until measured by reference to the 12-month period ending June 30, 2022, and then on a trailing 12-month period for each quarter thereafter. As part of the January 2021 amendment, Stratus repaid $2.0 million in principal on the Lantana Place construction loan.

In January 2022, Stratus entered into an amendment to the Lantana Place construction loan to extend the date through which Stratus can draw on the loan through December 31, 2022.

West Killeen Market construction loan. In 2016, a Stratus subsidiary entered into a $9.9 million construction loan agreement with Southside Bank (the West Killeen Market loan) to finance a portion of the construction of the West Killeen Market project. Interest on the loan is variable at one-month LIBOR plus 2.75 percent, subject to a minimum interest rate of 3.0 percent. Payments of interest only were due monthly, through February 1, 2020, and afterward the principal balance is being paid in equal monthly installments of principal and interest based on a 30-year amortization. Outstanding amounts must be paid in full on or before July 31, 2022. The loan is secured by the West Killeen Market project and is guaranteed by Stratus until Stratus' West Killeen Market subsidiary is able to maintain a debt service ratio of 1.50 to 1.00 as of the end of each fiscal quarter after completion of construction on the project, measured by reference to the trailing six-month period ending on the last day of such quarter. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and a requirement that Stratus' West Killeen Market maintains a debt service coverage ratio of at least 1.35 to 1.00 measured by reference on a trailing 12-month period for each quarter.

Magnolia Place construction loan. In August 2021, a Stratus subsidiary entered into a $14.8 million construction loan with Veritex Community Bank secured by the Magnolia Place project. The loan matures on August 12, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee. The loan bears interest at 30-day LIBOR plus 3.25 percent (or, if applicable, a replacement rate), with a floor of 3.50 percent. Payments of interest only are due monthly with the outstanding principal due at maturity. Stratus provided a completion guaranty and 25-percent-limited-payment guaranty. The loan agreement contains financial covenants, including that Stratus is required to maintain a net asset value, as defined in the loan agreement, of $125.0 million and liquid assets of at least $7.5 million.

Amarra Villas credit facility. In 2016, a Stratus subsidiary entered into the Amarra Villas credit facility to finance construction of the Amarra Villas project. In March 2019, two Stratus subsidiaries entered into a loan agreement with Comerica Bank to modify, increase and extend Stratus' Amarra Villas credit facility, which was scheduled to mature in July 2019. The new loan agreement provides for an increase in the revolving credit facility commitment from $8.0 million to $15.0 million and an extension of the maturity date to March 19, 2022. In March 2022, the Stratus subsidiaries and Comerica Bank agreed to an extension of the maturity date to June 19, 2022, while they negotiate a modification of this facility.

Interest on the loan is variable at LIBOR plus 3.0 percent. The Amarra Villas credit facility contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and a debt-to-gross asset value of less than 50 percent. At December 31, 2021, Stratus had $13.4 million available under its $15.0 million Amarra Villas credit facility. Principal paydowns occur as homes are sold, and additional amounts are borrowed as additional homes are constructed. The loan is secured by the Amarra Villas project and guaranteed by Stratus. The Amarra Villas credit facility requires Comerica Banks’ prior written consent for any common stock repurchases in excess of $1.0 million.

The Saint June construction loan. In June 2021, The Saint June, L.P. entered into a construction loan with Texas Capital Bank to finance approximately 55 percent of the estimated $55 million cost of the development and construction of The Saint June. Available borrowings under the loan total the least of (i) $30.3 million, (ii) 60 percent of the total construction costs, or (iii) 55 percent of the as-stabilized appraised value of the property. As of December 31, 2021, no amounts were outstanding under this loan.

The loan matures on October 2, 2024, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions and the payment of an extension fee for each extension. The loan bears interest at 30-day LIBOR plus 2.75 percent (or, if applicable, a replacement rate), with a floor of 3.50 percent. Payments of interest only on the loan are due monthly through October 2, 2024, with the outstanding principal due at maturity.

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

Financial Covenants and Compliance. Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. As of December 31, 2021, Stratus and its subsidiaries were in compliance with the financial covenants contained in the financing agreements discussed above.

LIBOR Phase Out. Certain of Stratus' debt agreements, including its Comerica Bank credit facility, reference LIBOR which is being phased out and replaced with alternative reference rates. Stratus does not expect the transition from LIBOR and other interbank offered rates to have a material impact on its consolidated financial results.

Interest Payments. Interest paid on debt, excluding debt related to Block 21, The Santal and The Saint Mary included in liabilities held for sale, totaled $4.8 million in 2021 and $4.7 million in 2020.

Maturities. Maturities of debt based on the principal amounts and terms outstanding at December 31, 2021, and excluding debt related to Block 21 included in liabilities held for sale, total $45.6 million in 2022, $35.4 million in 2023, $2.4 million in 2024 and $24.5 million in 2026.

NOTE 7. INCOME TAXES
Stratus’ provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current	$18,608	$(6,208)
Deferred	(6,031)	11,048
Provision for income taxes	$12,577	$4,840

The components of deferred income taxes follow (in thousands):

	December 31,
	2021	2020
Deferred tax assets and liabilities:
Real estate, commercial leasing assets and facilities	$9,743	$8,622
Employee benefit accruals	2,411	834
Deferred income	10	11
Charitable contribution carryforward	—	208
Other assets	3,465	3,704
Net operating loss credit carryforwards	—	444
Other liabilities	(3,180)	(3,095)
Valuation allowance	(6,440)	(10,684)
Deferred tax assets, net	$6,009	$44

The $6.0 million increase in Stratus' net deferred tax assets is primarily attributable to the release of a valuation allowance on deferred tax assets expected to be realized in 2022 from the pending sale of Block 21. Management concluded that the pending sale of Block 21 was sufficient positive evidence to support the reversal of the valuation allowance on certain deferred tax assets expected to be realized from the sale. Stratus continues to maintain a valuation allowance on its remaining deferred tax assets. In evaluating the recoverability of the remaining deferred tax assets, management considered available positive and negative evidence, giving greater weight to the uncertainty regarding projected future financial results.

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

Reconciliations of the U.S. federal statutory tax rate to Stratus’ effective income tax rate follow (dollars in thousands):

	Years Ended December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Income tax benefit computed at the
federal statutory income tax rate	$17,228	21%	$(2,765)	21%
Adjustments attributable to:
Change in valuation allowance	(4,247)	(5)	10,252	(78)
Noncontrolling interests	(1,230)	(2)	354	(3)
State taxes	571	1	218	(2)
Executive compensation limitation	840	1	183	(1)
Change in statutory rate	—	—	(3,539)	27	[a]
PPP loan forgiveness and other	(585)	(1)	137	(1)
Provision for income taxes	$12,577	15%	$4,840	(37)%

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

Stratus paid federal income taxes and state margin taxes totaling $0.4 million in 2021 and $0.5 million in 2020. In connection with the CARES Act and the ability to carry back net operating losses, Stratus received a $1.9 million U.S. federal income tax refund in 2021 related to 2019 and 2020. Stratus has filed for an additional refund of $5.1 million related to the carry back of net operating losses, which is still outstanding. Stratus also received a $1.7 million U.S. federal income tax refund in 2020.

Uncertain Tax Positions. During the two years ended December 31, 2021, Stratus recorded unrecognized tax benefits related to state margin tax filing positions and federal examinations. A summary of the changes in unrecognized tax benefits follows (in thousands):

	Years Ended December 31,
	2021	2020
Balance at January 1	$210	$198
Additions for tax positions related to prior years	11	12
Balance at December 31	$221	$210

As of December 31, 2021, Stratus had $0.2 million of unrecognized tax benefits that if recognized would affect its annual effective tax rate. During 2022, approximately $0.2 million of unrecognized tax benefits could be recognized as a result of the expiration of statutes of limitations and completion of federal and state examinations.

Stratus records liabilities offsetting the tax provision benefits of uncertain tax positions to the extent it estimates that a tax position is more likely than not to not be sustained upon examination by the taxing authorities. Stratus has elected to classify any interest and penalties related to income taxes within income tax expense in its consolidated statements of comprehensive income (loss). As of December 31, 2021, less than $0.1 million of such interest costs have been accrued.

Stratus files both U.S. federal income tax and state margin tax returns. With limited exceptions, Stratus is no longer subject to U.S. federal income tax examinations by tax authorities for the years prior to 2015, and state margin tax examinations for the years prior to 2017. Currently, Stratus is under examination by the Internal Revenue Service for tax years 2015 to 2017.

NOTE 8. EQUITY TRANSACTIONS, STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS
Equity
Share Purchase Program.  In November 2013, Stratus’ Board approved an increase in the open market share purchase program from 0.7 million shares to 1.7 million shares of Stratus common stock. The purchases may occur over time depending on many factors, including the market price of Stratus common stock; Stratus’ operating results, cash flow and financial position; and general economic and market conditions. There were no purchases under this program during 2021 or 2020. As of December 31, 2021, 991,695 shares remained available under this program.

Stratus' ability to pay dividends on its common stock and repurchase shares of its common stock is restricted by the terms of its Comerica Bank credit facility, which prohibit Stratus from paying any dividends or repurchasing shares in excess of $1.0 million without the bank's prior written consent.

Stock-based Compensation
Stock Award Plans.  Stratus currently has three stock-based compensation plans with awards available for grant. The 2017 and 2013 Stock Incentive Plans were each approved by Stratus’ stockholders, and provide for the issuance of stock-based compensation awards (including stock options and RSUs), each relating to 180,000 shares of Stratus common stock. The plans permit awards to Stratus employees, non-employee directors and consultants. Stratus’ 1996 Stock Option plan for Non-Employee Directors provides for the issuance of stock options only to Stratus' non-employee directors, although Stratus’ current non-employee director compensation program does not provide for the grant of stock options. Stratus common stock issued upon option exercises or RSU vestings represents newly issued shares of common stock. Awards with respect to 27,089 shares under the 2017 Stock Incentive Plan, 15,100 shares under the 2013 Stock Incentive Plan and 2,500 shares under the 1996 Stock Option Plan for Non-Employee Directors were available for new grants as of December 31, 2021.

Stock-Based Compensation Costs.  Compensation costs charged against earnings for RSUs, the only stock-based awards granted over the last several years, totaled $0.8 million for 2021 and $0.7 million for 2020. Stock-based compensation costs are capitalized when appropriate. Stratus does not currently apply a forfeiture rate when estimating stock-based compensation costs for RSUs.

RSUs.  RSUs granted under the plans provide for the issuance of common stock to non-employee directors and employees and consultants at no cost to the recipients. The RSUs are converted into shares of Stratus common stock ratably and generally vest in increments over a one to four year period following the grant date. For employees and consultants, the awards generally fully vest upon retirement, death and disability, and upon a qualifying termination of employment in connection with a change of control. For directors, the awards will fully vest upon a change of control and there will be a partial acceleration of vesting because of retirement, death and disability.

In March 2021, Stratus granted 53,411 stock-settled RSUs with a grant-date value of $1.5 million, based on Stratus' stock price on the date of issuance, pursuant to the terms of the PPIP (see further discussion below) in connection with West Killeen Market, which reached a valuation event under the PPIP in October 2020. Stratus transferred the $1.2 million accrued liability balance under the PPIP for West Killeen Market to capital in excess of par value and will amortize the $0.3 million balance of the grant-date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs.

A summary of outstanding unvested RSUs as of December 31, 2021, and activity during the year ended December 31, 2021, is presented below:

	Number of RSUs	Aggregate Intrinsic Value ($000)
Balance at January 1	74,200
Granted	88,561
Vested	(27,150)
Balance at December 31	135,611	$4,959

The total fair value of RSUs granted was $2.4 million for 2021 and $0.8 million for 2020. The total intrinsic value of RSUs vested was $0.8 million during 2021 and $0.6 million during 2020. As of December 31, 2021, Stratus had $1.7 million of total unrecognized compensation cost related to unvested RSUs expected to be recognized over a weighted-average period of 1.8 years.

The following table includes amounts related to vesting of RSUs (in thousands, except shares of Stratus common stock tendered):

	Years Ended December 31,
	2021	2020
Stratus shares tendered to pay the minimum required taxes[a]	5,461	3,839
Amounts Stratus paid for employee taxes	$153	$91
a.Under terms of the related plans and agreements, upon vesting of RSUs, employees may tender shares of Stratus common stock to Stratus to pay the minimum required taxes.

Employee Benefits
Stratus maintains a 401(k) defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The 401(k) plan provides for an employer matching contribution equal to 100 percent of the participant’s contribution, subject to a limit of 5 percent of the participant’s annual salary. Stratus’ policy is to make an additional safe harbor contribution equal to 3 percent of each participant’s total compensation. The 401(k) plan also provides for discretionary contributions. Stratus’ contributions to the 401(k) plan totaled $0.5 million in 2021 and $0.4 million in 2020.

Profit Participation Incentive Plan. In 2018, the Stratus Compensation Committee of the Board (the Committee) unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Committee as approved projects under the PPIP. Under the PPIP, 25 percent of the profit (as described below) for each approved project following a capital transaction (each as defined in the PPIP) will be set aside in a pool. The Committee will allocate participation interests in each pool to certain officers, employees and consultants determined to be instrumental in the success of the project. The profit is equal to the net proceeds to Stratus from a capital transaction after Stratus has received a return of its costs and expenses, any capital contributions and a preferred return of 10.0 percent per year on the approved project. Provided the applicable service conditions are met, each participant is eligible to earn a bonus equal to his or her allocated participation interest in the applicable profit pool. Bonuses under the PPIP are payable in cash prior to March 15th of the year following the capital transaction, unless the participant is an executive officer, in which case annual cash payouts under the PPIP are limited to no more than four times the executive officer’s base salary, and any amounts due under the PPIP in excess of that amount will be converted to an equivalent number of stock-settled RSUs based on the 12-month trailing average price of Stratus common stock during the year of the capital transaction, with a one-year vesting period.

If a capital transaction has not occurred prior to the third anniversary of the date an approved project is substantially complete (a valuation event), the Committee will obtain a third-party appraisal of the approved project as of the valuation event. Based on the appraised value, the Committee will determine if any profit would have been generated after applying the hurdles described above, and if so, the amount of any bonus that would have been attributable to each participant. Any such amount will convert into an equivalent number of stock-settled RSUs based on the 12-month average trailing price of Stratus common stock during the year of the valuation event. The RSUs will be granted in the year following the valuation event and will vest in annual installments over a three-year period, provided that the participant satisfies the applicable service conditions. The fair value of the RSUs will be determined based on the price of Stratus' common stock on the date of grant. If the grant date fair value exceeds the calculated bonus amount, the incremental portion will be amortized ratably over the three-year vesting period. If a participant leaves Stratus and forfeits their RSUs, Stratus is able to reverse the expense associated with that award.

In 2018, the Committee designated seven development projects as approved projects under the PPIP, and allocated participation interests in profit pools of each approved project to certain officers, employees and consultants. During 2019, the Committee designated Magnolia Place as an approved project under the PPIP. Estimates related to the awards may change over time due to differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events.

Stratus estimated the profit pool of each approved project by projecting the cash flow from operations, the net sales price, the timing of a capital transaction or valuation event and Stratus' equity and preferred return including costs to complete for projects under development. The primary fair value assumptions used at December 31, 2021, were projected cash flows, estimated capitalization rates ranging from 6.0 percent to 7.5 percent, projected service periods for each project ranging from 1.5 years to 3.4 years, and estimated transaction costs of approximately 2.0 percent to 6.8 percent.

As noted above, on October 17, 2020, West Killeen Market reached a valuation event under the PPIP. Stratus transferred the $1.2 million accrued liability balance under the PPIP for West Killeen Market to capital in excess of par value and is amortizing the $0.3 million balance of the grant-date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year vesting period of the RSUs.

The sale of The Saint Mary in January 2021 was a capital transaction under the PPIP. The accrued liability under the PPIP related to The Saint Mary project totaled $2.1 million at December 31, 2021, and was paid to eligible participants in February 2022.

In September 2021, Lantana Place reached a valuation event under the PPIP and Stratus obtained an appraisal of the property to determine the payout under the PPIP. The accrued liability under the PPIP related to Lantana Place totaled $3.9 million at December 31, 2021, and is expected to be settled in RSUs awarded to eligible participants in the first half of 2022, subject to shareholder approval of a new stock incentive plan authorizing additional shares for issuance.

The sale of The Santal in December 2021 was a capital transaction under the PPIP. The accrued liability under the PPIP related to The Santal totaled $6.7 million at December 31, 2021, and was paid in cash to eligible participants in February 2022, subject to the PPIP’s limits on cash compensation paid to certain officers as described above. Amounts due under the PPIP above the limits are converted to an equivalent number of RSUs with a one-year vesting period and will be granted in the first half of 2022, subject to shareholder approval of a new stock incentive plan authorizing additional shares for issuance.

A summary of PPIP costs follows (in thousands):

	Years Ended December 31,
	2021	2020
Charged to general and administrative expense	$9,780	$2,436
Capitalized to project development costs	441	1,288
Total PPIP costs	$10,221	$3,724

The accrued liability for the PPIP totaled $15.2 million at December 31, 2021, and $6.2 million at December 31, 2020 (included in other liabilities).

NOTE 9. COMMITMENTS AND CONTINGENCIES
Construction Contracts.  Stratus had commitments under noncancelable construction contracts totaling approximately $36 million at December 31, 2021.

Letters of Credit.  As of December 31, 2021, Stratus had letters of credit totaling $347 thousand committed against its credit facility with Comerica Bank (see Note 6).

Rental Income.  As of December 31, 2021, Stratus’ minimum rental income, including scheduled rent increases under noncancelable long-term leases of developed retail space and ground leases, totaled $9.0 million in 2022, $8.8 million in 2023, $8.7 million in 2024, $8.5 million in 2025, $8.5 million in 2026 and $93.7 million thereafter, with the longest lease extending through 2118.

H-E-B Profit Participation. H-E-B has profit participation rights in the Jones Crossing, Kingwood Place, Lakeway and New Caney projects. H-E-B is entitled to 10 percent of any cash flow from operations or profit from the sale of these properties after Stratus receives a return of its equity plus a preferred return of 10 percent. Stratus may enter into similar profit participation agreements for future projects.

Operating Leases. Stratus' most significant lease is a 99-year ground lease for approximately 72 acres of land in College Station, Texas on which it is developing the Jones Crossing project. Stratus also leases various types of assets, including office space, vehicles and office equipment under non-cancelable leases. All of Stratus' leases are considered operating leases.

Operating lease costs were $1.3 million in both 2021 and 2020. Stratus paid $183 thousand during 2021 and $197 thousand in 2020 for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2021 and 2020, the weighted-average discount rate used to determine the lease liabilities was 6.0 percent. As of December 31, 2021, the weighted-average remaining lease term was 94 years (95 years as of December 31, 2020).

The future minimum payments for leases recorded on the consolidated balance sheet at December 31, 2021, follow (in thousands):

2022	$500
2023	549
2024	709
2025	679
2026	669
Thereafter	108,540
Total payments	111,646
Present value adjustment	(97,660)
Present value of net minimum lease payments	$13,986

Circle C Settlement.  In 2002, the city of Austin granted final approval of a development agreement (the Circle C settlement) and permanent zoning for Stratus’ real estate located within the Circle C community in southwest Austin. The Circle C settlement firmly established all essential municipal development regulations applicable to Stratus’ Circle C properties until 2032. The city of Austin also provided Stratus $15.0 million of development fee credits, which are in the form of credit bank capacity, in connection with its future development of its Circle C and other Austin-area properties for waivers of fees and reimbursement for certain infrastructure costs. In addition, Stratus can elect to sell up to $1.5 million of the incentives per year to other developers for their use in paying City fees related to their projects as long as the projects are within the desired development zone, as defined within the Circle C settlement. To the extent Stratus sells the incentives to other developers, Stratus recognizes the income from the sale when title is transferred and compensation is received. As of December 31, 2021, Stratus had permanently used $12.5 million of its City-based development fee credits, including cumulative amounts sold to third parties totaling $5.1 million. Fee credits used for the development of Stratus’ properties effectively reduce the basis of the related properties and Stratus defers recognition of any gain associated with the use of the fees until the affected properties are sold. Stratus also had $0.8 million in credit bank capacity in use as temporary fiscal deposits as of December 31, 2021. Available credit bank capacity was $1.9 million at December 31, 2021.

Deferred Gain on Sale of The Oaks at Lakeway. In 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. The Oaks at Lakeway is an H-E-B-anchored retail project located in Lakeway, Texas. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term, (2) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term, and (3) one covering the hotel pad with a 99-year term. As specified conditions are met, primarily consisting of the tenant executing a lease, commencing payment of rent and taking occupancy, leases will be assigned to the purchaser and the corresponding property will be removed from the master lease, reducing Stratus’ master lease payment obligations. The master leases contain annual scheduled rent increases. The 99-year hotel pad master lease has been terminated, and master lease obligations for certain retail spaces and pad sites have been released as Stratus has executed and assigned leases to the purchaser. Stratus’ master lease payment obligation, net of rent payments received, approximated $110 thousand per month as of December 31, 2021, of which approximately $40 thousand relates to the in-line retail space master lease, which expired in February 2022, and approximately $70 thousand relates to the pad site master lease, which expires in February 2027. To the extent additional leases are executed and assigned to the purchaser in the future, the master lease obligation will decline further.

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

Stratus recognized a gain of $24.3 million related to the first performance obligation in 2017. A contract liability of $4.8 million is presented as a deferred gain in the consolidated balance sheets at December 31, 2021, compared with $6.2 million at December 31, 2020. The reduction in the deferred gain balance primarily reflects master lease payments. The contract liability, as reduced by future master lease payments, may be recognized as additional gain in the future as Stratus fulfills the remaining performance obligation.

Environmental Regulations.  Stratus has made, and will continue to make, expenditures for protection of the environment. Increasing emphasis on environmental matters can be expected to result in additional costs, which could be charged against Stratus’ operations in future periods. Present and future environmental laws and regulations applicable to Stratus’ operations may require substantial capital expenditures that could adversely affect the development of its real estate interests or may affect its operations in other ways that cannot be accurately predicted at this time.

Litigation.  Stratus may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of its business. Stratus believes that potential liability from any of these pending or threatened proceedings will not have a material adverse effect on Stratus’ financial condition or results of operations.

NOTE 10. BUSINESS SEGMENTS
As a result of the pending sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ hotel and entertainment segments, along with some leasing operations, is reflected as discontinued operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; and the Lantana community, including a portion of Lantana Place planned for a future multi-family phase); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (vacant pad sites at West Killeen Market); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development, for which a sale is pending, and a vacant pad site) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes West Killeen Market and completed portions of Lantana Place, Jones Crossing and Kingwood Place. The segment also included The Saint Mary until its sale in January 2021 and The Santal until its sale in December 2021 (see Note 4 for further discussion).

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

Revenues From Contracts with Customers. Stratus’ revenues from contracts with customers follow (in thousands):

	Years Ended December 31,
	2021	2020
Real Estate Operations:
Developed property sales	$4,615	$21,789
Undeveloped property sales	3,250	700
Commissions and other	584	89
	8,449	22,578
Leasing Operations:
Rental revenue	19,787	21,755
	19,787	21,755

Total revenues from contracts with customers	$28,236	$44,333

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands):

	Real Estate Operations[a]		Leasing Operations		Corporate, Eliminations and Other[b]		Total
Year Ended December 31, 2021:
Revenues:
Unaffiliated customers	$8,449		$19,787		$—		$28,236
Intersegment	17		—		(17)		—
Cost of sales, excluding depreciation	9,758		9,030		(25)		18,763
Depreciation	155		5,358		(64)		5,449
General and administrative expenses	—		—		24,509	[c]	24,509
Impairment of real estate	1,825	[d]	—		—		1,825
Gain on sales of assets	—		(105,970)	[e]	—		(105,970)
Operating (loss) income	$(3,272)		$111,369		$(24,437)		$83,660
Capital expenditures and purchases and development of real estate properties	$52,772	[f]	$19,024		$538		$72,334
Total assets at December 31, 2021	241,225		107,990		192,011	[g]	541,226

	Real Estate Operations[a]	Leasing Operations		Corporate, Eliminations and Other[b]		Total
Year Ended December 31, 2020:
Revenues:
Unaffiliated customers	$22,578	$21,755		$—		$44,333
Intersegment	17	—		(17)		—
Cost of sales, excluding depreciation	18,628	11,203	[h]	(2)		29,829
Depreciation	229	7,478		(126)		7,581
General and administrative expenses	—	—		13,578		13,578
Operating income (loss)	$3,738	$3,074		$(13,467)		$(6,655)
Capital expenditures and purchases and development of real estate properties	$13,775	$5,203		$988		$19,966
Total assets at December 31, 2020	161,608	221,890	[i]	160,518	[g]	544,016
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.The increase in 2021, compared to 2020, is primarily the result of a $7.4 million increase in employee incentive compensation costs associated with the PPIP primarily for The Santal and Lantana Place projects, and a $2.7 million increase in consulting, legal and public relation costs for Stratus' successful proxy contest.
d.Includes $700 thousand for two Amarra Villas homes under construction and under contract, $625 thousand for the multi-family tract of land at Kingwood Place and $500 thousand for an office building in Austin.
e.Represents the pre-tax gains on the December 2021 sale of The Santal of $83.0 million, and the January 2021 sale of The Saint Mary of $22.9 million.
f.Includes the purchases of The Annie B land for $22.5 million and The Saint George land for $18.5 million.
g.Includes assets held for sale associated with discontinued operations at Block 21, which totaled $151.1 million at December 31, 2021, and $142.8 million at December 31, 2020.
h.Includes a $1.4 million charge for estimated uncollectible rents receivable and unrealizable deferred costs.
i.Includes assets held for sale at The Saint Mary and The Santal totaling $105.7 million, both of which were sold during 2021.

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

(b)           Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting is included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11.  Executive Compensation

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information required by this item (including fees billed to us by BKM Sowan Horan, LLP - PCAOB ID No. 5127) will be contained in our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A relating to our 2022 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1).    Financial Statements.

The consolidated statements of comprehensive loss, cash flows and equity, and the consolidated balance sheets are included as part of Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(3).     Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.	X

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.	X

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Description of Common Stock of Stratus Properties Inc.	X

4.2	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.3	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	000-19989	3/5/2014

4.4	Specimen Common Stock Certificate.		8-A/A	000-19989	8/26/2010

10.1	Loan Agreement, dated January 5, 2016, between Stratus Block 21, LLC, as borrower, and Goldman Sachs Mortgage Company, as lender, as amended through January 27, 2016.		10-K	001-37716	3/15/2016

10.2	Promissory Note A-1, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.3	Promissory Note A-2, dated February 1, 2016, between Stratus Block 21, LLC and Goldman Sachs Mortgage Company.		10-K	001-37716	3/15/2016

10.4	Guaranty Agreement by Stratus Properties Inc. for the benefit of Goldman Sachs Mortgage Company dated January 5, 2016.	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.5	Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-Q	000-19989	11/14/2002

10.6	First Amendment dated June 21, 2004, Second Amendment dated November 9, 2004, and Third Amendment dated March 2, 2005, to Development Agreement effective as of August 15, 2002, between Circle C Land Corp. and City of Austin.		10-K	000-19989	3/16/2015

10.7	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.8	Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.9	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.10	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.11	Loan Agreement by and between College Station 1892 Properties, L.L.C., as borrower, and Regions Bank, as lender, dated June 17, 2021.		8-K	001-37716	6/23/2021

10.12	Promissory Note by and between College Station 1892 Properties, L.L.C. and Regions Bank dated June 17, 2021.		8-K	001-37716	6/23/2021

10.13	Guaranty of Recourse Obligations by Stratus Properties Inc. for the benefit of Regions Bank dated June 17, 2021.	X

10.14	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.15+	Promissory Note by and between Lantana Place, L.L.C, and Southside Bank dated April 28, 2017.	X

10.16	First amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.17	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective as of June 19, 2020.		10-Q	001-37716	6/25/2020

10.18	Second Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 4, 2021.		10-K	001-37716	3/15/2021

10.19	Loan Modification Agreement by and between Lantana Place, L.L.C and Southside Bank, effective as of January 13, 2022.	X

10.20	Guaranty Agreement by Stratus Properties Inc. in favor of Southside Bank dated April 28, 2017.	X

10.21	Construction Loan Agreement by and between Stratus Kingwood Place, L.P., as borrower, and Comerica Bank, as lender, dated December 6, 2018.		8-K	001-37716	12/12/2018

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.22	Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank dated December 6, 2018.		8-K	001-37716	12/12/2018

10.23	Modification Agreement by and among Stratus Kingwood Place, L.P., as borrower, Stratus Properties Inc. as guarantor, and Comerica Bank, as lender, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

10.24	Amended and Restated Installment Note by and between Stratus Kingwood Place, L.P. and Comerica Bank, effective as of January 17, 2020.		10-Q	001-37716	6/25/2020

10.25	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated December 6, 2018.	X

10.26	Loan Agreement by and among The Saint June, L.P., as borrower, Texas Capital Bank, National Association, as administrative agent, and each of the lenders party thereto, dated June 2, 2021.		8-K	001-37716	6/8/2021

10.27	Note by and between The Saint June, L.P. and Texas Capital Bank, National Association dated June 2, 2021.		8-K	001-37716	6/8/2021

10.28	Guaranty Agreement by Stratus Properties Inc. for the benefit of Texas Capital Bank, National Association dated June 2, 2021.	X

10.29	Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P. entered into by and among Stratus Northpark, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.		10-Q	001-37716	8/9/2018

10.30	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/18/2019

10.31	Second Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Kingwood Place, L.P.		10-K	001-37716	3/15/2021

10.32†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.33*	Stratus Properties Inc. 2017 Stock Incentive Plan.		8-K	001-37716	5/18/2017

10.34*	Stratus Properties Inc. 2013 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.35*	Stratus Properties Inc. 2010 Stock Incentive Plan, as amended and restated.		10-K	000-19989	3/16/2015

10.36*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted August 2015).		10-Q	000-19989	11/9/2015

10.37*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2013 Stock Incentive Plan (adopted March 2016).		10-Q	001-37716	11/9/2016

10.38*	Stratus Properties Inc. Director Compensation.		10-K	001-37716	3/16/2018

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Form	File No.	Date Filed
10.39*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2022.	X

10.40*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2022.	X

10.41*	Stratus Properties Inc. Profit Participation Incentive Plan and Form of Award Notice.		10-K	001-37716	3/18/2019

10.42*	Form of Notice of Grant of Restricted Stock Units under the Stratus Properties Inc. 2017 Stock Incentive Plan for Non-Employee Director Grants (adopted May 2019).		10-Q	000-19989	5/10/2019

10.43*	Form of Notice of Grant of Restricted Stock Units (adopted 2021).		10-Q	001-37716	8/16/2021

10.44*	Form of Notice of Grant of Restricted Stock Units for Awards under the Profit Participation Incentive Plan (adopted 2021).		10-Q	001-37716	8/16/2021

21.1	List of subsidiaries.	X

23.1	Consent of BKM Sowan Horan, LLP.	X

24.1	Power of Attorney (included on signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
_______________________

* Indicates management contract or compensatory plan or arrangement.
† Certain identified information has been excluded from this exhibit because it is both not material and is the type that the registrant customarily and actually treats as private or confidential.
+ Corrected version of exhibit previously filed as Exhibit 10.2 to Stratus’ Current Report on Form 8-K filed with the SEC on May 3, 2017.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

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

Name	Capacity	Date

/s/ William H. Armstrong III	Chairman of the Board, President	March 31, 2022
William H. Armstrong III	and Chief Executive Officer (Principal Executive Officer)

/s/ Erin D. Pickens	Senior Vice President	March 31, 2022
Erin D. Pickens	and Chief Financial Officer (Principal Financial Officer)

/s/ C. Donald Whitmire, Jr.	Vice President and Controller	March 31, 2022
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

/s/ Laurie L. Dotter	Director	March 31, 2022
Laurie L. Dotter

/s/ Kate B. Henriksen	Director	March 31, 2022
Kate B. Henriksen

/s/ James E. Joseph	Director	March 31, 2022
James E. Joseph

/s/ James C. Leslie	Director	March 31, 2022
James C. Leslie

/s/ Michael D. Madden	Director	March 31, 2022
Michael D. Madden

/s/ Charles W. Porter	Director	March 31, 2022
Charles W. Porter

/s/ Neville L. Rhone Jr.	Director	March 31, 2022
Neville L. Rhone Jr.
S-1