Form 10-Q
period 2022-03-31
STRATUS PROPERTIES INC
filed 2022-05-16
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On April 29, 2022, there were issued and outstanding 8,273,268 shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$12,273	$24,229
Restricted cash	10,859	18,294
Real estate held for sale	1,773	1,773
Real estate under development	206,191	181,224
Land available for development	34,816	40,659
Real estate held for investment, net	89,760	90,284
Lease right-of-use assets	10,460	10,487
Deferred tax assets	4,843	6,009
Other assets	22,621	17,214
Assets held for sale - discontinued operations	151,172	151,053
Total assets	$544,768	$541,226

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$14,573	$14,118
Accrued liabilities, including taxes	19,682	22,069
Debt	121,446	106,648
Lease liabilities	14,135	13,986
Deferred gain	4,274	4,801
Other liabilities	10,381	17,894
Liabilities held for sale - discontinued operations	149,717	153,097
Total liabilities	334,208	332,613

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	188,971	188,759
Accumulated deficit	(6,691)	(8,963)
Common stock held in treasury	(22,205)	(21,753)
Total stockholders’ equity	160,169	158,137
Noncontrolling interests in subsidiaries	50,391	50,476
Total equity	210,560	208,613
Total liabilities and equity	$544,768	$541,226

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Real estate operations	$19	$6,556
Leasing operations	3,080	4,818
Total revenues	3,099	11,374
Cost of sales:
Real estate operations	1,366	4,360
Leasing operations	984	2,052
Depreciation	873	1,586
Total cost of sales	3,223	7,998
General and administrative expenses	3,167	4,324
Gain on sale of assets	(4,812)	(22,931)
Total	1,578	(10,609)
Operating income	1,521	21,983
Interest expense, net	(15)	(1,056)
Loss on extinguishment of debt	—	(63)
Other income, net	6	3
Income before income taxes and equity in unconsolidated affiliates' loss	1,512	20,867
Benefit from (provision for) income taxes	302	(2,691)
Equity in unconsolidated affiliates' loss	(2)	(2)
Net income from continuing operations	1,812	18,174
Net income (loss) from discontinued operations	375	(2,508)
Net income and total comprehensive income	2,187	15,666
Total comprehensive loss (income) attributable to noncontrolling interests	85	(6,722)
Net income and total comprehensive income attributable to common stockholders	$2,272	$8,944

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.23	$1.39
Discontinued operations	0.05	(0.30)
	$0.28	$1.09

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.23	$1.38
Discontinued operations	0.04	(0.30)
	$0.27	$1.08

Weighted-average shares of common stock outstanding:
Basic	8,251	8,223
Diluted	8,355	8,273

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities:
Net income	$2,187	$15,666
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	873	3,002
Cost of real estate sold	—	3,112
Gain on sale of assets	(4,812)	(22,931)
Loss on extinguishment of debt	—	63
Debt issuance cost amortization and stock-based compensation	515	529
Equity in unconsolidated affiliates' loss	2	2
Deferred income taxes	1,167	—
Purchases and development of real estate properties	(4,864)	(2,489)
(Increase) decrease in other assets	(5,559)	238
Decrease in accounts payable, accrued liabilities and other	(7,629)	(7,563)
Net cash used in operating activities	(18,120)	(10,371)

Cash flow from investing activities:
Capital expenditures	(14,724)	(1,009)
Proceeds from sale of assets	—	59,488
Payments on master lease obligations	(182)	(270)
Other, net	—	(5)
Net cash (used in) provided by investing activities	(14,906)	58,204

Cash flow from financing activities:
Borrowings from credit facility	10,000	17,000
Payments on credit facility	—	(26,227)
Borrowings from project loans	5,111	458
Payments on project and term loans	(1,172)	(28,708)
Stock-based awards net payments	(452)	(157)
Distributions to noncontrolling interests	—	(13,087)
Financing costs	(17)	(53)
Net cash provided by (used in) financing activities	13,470	(50,774)
Net decrease in cash, cash equivalents and restricted cash	(19,556)	(2,941)
Cash, cash equivalents and restricted cash at beginning of year	70,139	34,183
Cash, cash equivalents and restricted cash at end of period	$50,583	$31,242

The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Accum-ulated Deficit				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
Exercised and vested stock-based awards	39	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212	—	212
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Total comprehensive income (loss)	—	—	—	2,272	—	—	2,272	(85)	2,187
Balance at March 31, 2022	9,427	$94	$188,971	$(6,691)	1,154	$(22,205)	$160,169	$50,391	$210,560

Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Exercised and vested stock-based awards	19	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	182	—	—	—	182	—	182
Grant of restricted stock units under the Profit Participation Incentive Plan	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,087)	(13,087)
Total comprehensive income	—	—	—	8,944	—	—	8,944	6,722	15,666
Balance at March 31, 2021	9,377	$94	$188,121	$(57,413)	1,143	$(21,753)	$109,049	$4,485	$113,534

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (GAAP) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2021 (Stratus 2021 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. Operating results for the first quarter of 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Related Party Transactions. During the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. Payments to Whitefish Partners for the consultant's consulting services and expense reimbursements totaled $173 thousand in first-quarter 2022 and $37 thousand in first-quarter 2021. The first quarter of 2022 included a cash payment under Stratus’ Profit Participation Incentive Plan (PPIP). As of March 31, 2022, the consultant has one outstanding award under the PPIP. In addition, during first-quarter 2022, the Compensation Committee of Stratus' Board of Directors (the Compensation Committee) approved an award to be granted to the consultant under the PPIP related to another development project. Refer to Note 7 for discussion of the PPIP. In April 2022, Stratus hired the consultant as an employee at the same annual salary as his compensation under the contract with Whitefish Partners. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees.

2. EARNINGS PER SHARE
Stratus’ basic net income per share of common stock was calculated by dividing the net income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. A reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts) follows:

	Three Months Ended
	March 31,
	2022	2021
Income from continuing operations	$1,812	$18,174
Net income (loss) from discontinued operations	375	(2,508)
Net income	2,187	15,666
Net loss (income) attributable to noncontrolling interests in subsidiaries	85	(6,722)
Net income attributable to Stratus common stockholders	$2,272	$8,944

Basic weighted-average shares of common stock outstanding	8,251	8,223
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	104	50
Diluted weighted-average shares of common stock outstanding	8,355	8,273

Basic net income (loss) per share attributable to common stockholders
Continuing operations	$0.23	$1.39
Discontinued operations	0.05	(0.30)
	$0.28	$1.09

Diluted net income (loss) per share attributable to common stockholders
Continuing operations	$0.23	$1.38
Discontinued operations	0.04	(0.30)
	$0.27	$1.08

a.Excludes 4 thousand shares of common stock for the three months ended March 31, 2022, and 16 thousand shares of common stock for the three months ended March 31, 2021, associated with RSUs that were anti-dilutive.

3. LIMITED PARTNERSHIPS
Stratus, through its subsidiaries, is a partner in the following limited partnerships: The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood Place, L.P. and The Saint Mary, L.P. For additional information regarding Stratus' partnerships, refer to Note 2 in the Stratus 2021 Form 10-K.

Stratus Block 150, L.P. In the first quarter of 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of March 31, 2022, Stratus holds, in the aggregate, a 31.0 percent indirect controlling equity interest in Stratus Block 150, L.P. As of March 31, 2022, JBM Trust, a related party to Stratus, holds a 5.9 percent equity interest in Stratus Block 150, L.P. For additional information regarding Stratus' related parties, including JBM Trust, refer to Notes 1 and 2 in the Stratus 2021 Form 10-K.

Accounting for Limited Partnerships. Stratus has performed evaluations and concluded that The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood, L.P. and The Saint Mary, L.P. are variable interest entities and that Stratus is the primary beneficiary. Accordingly, the partnerships’ results are consolidated in Stratus’ financial statements. Stratus will continue to evaluate which entity is the primary beneficiary of these partnerships in accordance with applicable accounting guidance.

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$8,504	$7,432
Restricted cash	5,170	11,809
Real estate under development	72,776	62,692
Land available for development	7,702	7,641
Real estate held for investment	31,417	31,399
Other assets	3,159	3,160
Total assets	128,728	124,133
Liabilities:
Accounts payable and accrued liabilities	9,894	6,661
Debt	46,334	46,096
Total liabilities	56,228	52,757
Net assets	$72,500	$71,376

4. ASSET SALES
Block 21 Pending Sale - Discontinued Operations. Block 21 is Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

In December 2019, Stratus announced that it had agreed to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $275.0 million. Ryman deposited $15.0 million in earnest money to secure its performance under the agreements governing the sales. In May 2020, Ryman delivered a termination letter, which was agreed to and accepted by Stratus, terminating the agreements to sell Block 21 and authorizing the release of Ryman’s $15.0 million in earnest money to Stratus, which Stratus recorded as operating income in 2020.

In October 2021, Stratus entered into new agreements to sell Block 21 to Ryman for $260.0 million. The purchase price includes Ryman’s assumption of approximately $137 million of existing Block 21 mortgage debt and is subject to an expected downward adjustment of $5.0 million. The remainder of the purchase price will be paid in cash. The transaction is expected to close prior to June 1, 2022, but remains subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicer to the purchaser’s assumption of the existing mortgage loan; the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement; the absence of a material adverse effect; and other customary closing conditions. The Block 21 purchase agreement will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. Of the total purchase price, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statements of comprehensive income because the disposal represents a strategic shift that had a major effect on operations, and presented the assets and liabilities of Block 21 as held for sale - discontinued operations in the consolidated balance sheets for all periods presented. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

The carrying amounts of Block 21's major classes of assets and liabilities in the consolidated balance sheets follow (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$9,509	$9,172
Restricted cash[a]	17,942	18,444
Real estate held for investment, net	120,634	120,452
Other assets	3,087	2,985
Total assets	$151,172	$151,053
Liabilities:
Accounts payable and accrued liabilities, including taxes	$4,268	$6,200
Debt[b]	136,054	136,684
Other liabilities	9,395	10,213
Total liabilities	$149,717	$153,097
a.Most restricted cash would be received by Ryman upon the closing of the sale.
b.In 2016, Stratus completed the refinancing of the W Austin Hotel & Residences. Goldman Sachs Mortgage Company provided a $150.0 million, ten-year, non-recourse term loan with a fixed interest rate of 5.58 percent per annum and payable monthly based on a 30-year amortization. Balances include net reductions for unamortized debt issuance costs of $0.5 million at March 31, 2022, and $0.6 million at December 31, 2021.

Block 21’s results of operations in the consolidated statements of comprehensive income consists of the following (in thousands):

	Three Months Ended March 31,
	2022		2021
Revenues:[a]
Hotel	$5,871		$2,118
Entertainment	5,340		608
Leasing operations and other	726		414
Total revenue	11,937		3,140
Cost of sales:
Hotel	4,743		2,901
Entertainment	4,139		1,279
Leasing operations and other	471		337
Depreciation	—	[b]	1,416
Total cost of sales	9,353		5,933
General and administrative expenses	100		220
Operating income (loss)	2,484		(3,013)
Interest expense, net	(1,945)		(1,979)
(Provision for) benefit from income taxes	(164)		2,484
Net income (loss)	$375		$(2,508)
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $321 thousand in first-quarter 2022 and $262 thousand in first-quarter 2021.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in the fourth quarter of 2021.

Capital expenditures associated with discontinued operations totaled $182 thousand in first-quarter 2022 and $107 thousand in first-quarter 2021.

The Oaks at Lakeway. In 2017, Stratus sold The Oaks at Lakeway to FHF I Oaks at Lakeway, LLC for $114.0 million in cash. The Oaks at Lakeway is an H-E-B, L.P.-anchored retail project located in Lakeway, Texas. The parties entered into three master lease agreements at closing: (1) one covering unleased in-line retail space, with a 5-year term (the In-line Master Lease), (2) one covering the hotel pad with a 99-year term (the Hotel Master Lease) and (3) one covering four unleased pad sites, three of which have 10-year terms, and one of which has a 15-year term (the Pad Site Master Lease). For additional information, refer to Note 9 in the Stratus 2021 Form 10-K under the heading “Deferred Gain on Sale of The Oaks at Lakeway.”

The In-Line Master Lease expired in February 2022 and the Hotel Master Lease was terminated in November 2020. As such, Stratus has no further obligations under these two master leases. With respect to the Pad Site Master Lease, Stratus has leased the one pad site with a 15-year term, reducing the monthly rent payment net of rent collections for this pad site to approximately $2,500. Stratus may assign this lease to the purchaser and terminate the obligation under the Pad Site Master Lease for this pad site with a payment of $560,000 to the purchaser. The lease term for the remaining three unleased pad sites under the Pad Site Master Lease expires in February 2027. To the extent leases are executed for the remaining three unleased pad sites, tenants open for business, and the leases are then assigned to the purchaser, the master lease obligation could be reduced further.

In the first quarter of 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $77 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of gain in first-quarter 2022. A contract liability of $4.3 million is presented as a deferred gain in the consolidated balance sheets at March 31, 2022, compared with $4.8 million at December 31, 2021. The reduction in the deferred gain balance primarily reflects master lease payments. The remaining deferred gain balance is expected to be reduced primarily by future master lease payments.

The Saint Mary. In January 2021, The Saint Mary, L.P. sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. In first-quarter 2021, after establishing a reserve for remaining costs of the partnership, Stratus received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. Stratus recognized a pre-tax gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in first-quarter 2021. Stratus also recognized a $63 thousand loss on extinguishment of debt in first-quarter 2021 related to the repayment of The Saint Mary construction loan.
The Saint Mary had rental revenue of $0.1 million in first-quarter 2021 prior to the sale. Interest expense, net of capitalized amounts, related to The Saint Mary construction loan was less than $0.1 million in first-quarter 2021.

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

A summary of the carrying amount and fair value of Stratus' debt follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$121,446	$122,747	$106,648	$108,091

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT
The components of Stratus' debt follow (in thousands):

	March 31, 2022	December 31, 2021
Comerica Bank credit facility	$10,000	$—
Jones Crossing loan	24,067	24,042
The Annie B land loan	13,877	13,847
New Caney land loan	4,262	4,496
Paycheck Protection Program loan	38	156
Construction loans:
Kingwood Place	32,457	32,249
Lantana Place	21,997	22,098
Magnolia Place	6,542	2,077
West Killeen Market	6,040	6,078
Amarra Villas credit facility	2,166	1,605
Total debt[a]	$121,446	$106,648
a.Includes net reductions for unamortized debt issuance costs of $1.1 million at March 31, 2022, and $1.2 million at December 31, 2021. Total debt does not include debt associated with Block 21, which is reflected in liabilities held for sale. Refer to Note 4 for further discussion.

Comerica Bank credit facility. As of March 31, 2022, Stratus had $49.7 million available under its $60.0 million Comerica Bank credit facility, with letters of credit totaling $347 thousand committed against the credit facility. In April 2022, Stratus borrowed $20.0 million on the credit facility, of which the majority of the funds were used to make a U.S. Federal tax payment for Stratus’ 2021 tax liability. In May 2022, Stratus and Comerica Bank entered into an amendment to extend the maturity date of the Comerica Bank credit facility from September 27, 2022, to December 26, 2022, increase the letter of credit sublimit from $7.5 million to $11.5 million and change the benchmark rate from the London Interbank Offered Rate (LIBOR) to the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. Advances under the credit facility now bear interest at the one-month BSBY Rate (with a floor of 0.0 percent) plus 4.0 percent.

New Caney land loan. In March 2022, Stratus extended the maturity of the loan for an additional 12 months to March 8, 2023, which required a principal payment of $0.2 million and will require a second principal payment of $0.2 million in September 2022. Stratus also entered into an amendment to the New Caney land loan to convert the benchmark rate from LIBOR to the Secured Overnight Financing Rate (SOFR). The loan now bears interest at SOFR plus 3.0 percent, subject to the applicable margin adjustment.

PPP loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020. The PPP loan matured and the remaining balance was repaid by Stratus on April 15, 2022. Of the original loan amount, $3.7 million was forgiven in August 2021.

Lantana Place construction loan. In January 2022, Stratus entered into an amendment to the Lantana Place construction loan to extend the date through which Stratus can request advances under the loan through December 31, 2022.

Amarra Villas credit facility. In March 2022, Stratus subsidiaries and Comerica Bank agreed to an extension of the maturity date to June 19, 2022, while they negotiate a modification of this facility.

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2021 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $1.1 million in first-quarter 2022 and $2.3 million in first-quarter 2021. Stratus' capitalized interest totaled $1.1 million in first-quarter 2022 and $1.3 million in first-quarter 2021. Capitalized interest is primarily related to development activities at Barton Creek, The Annie B, The Saint George and Magnolia Place.

7. PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Compensation Committee unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Compensation Committee as approved projects under the PPIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. During the first quarter of 2022, the Compensation Committee designated The Saint June as an approved project under the PPIP although no awards for this project were granted as of March 31, 2022. Refer to Note 8 of the Stratus 2021 Form 10-K for further discussion.

The sale of The Saint Mary in January 2021 was a capital transaction under the PPIP. During February 2022, $2.1 million was paid in cash to eligible participants.

In September 2021, Lantana Place reached a valuation event under the PPIP. The profit pool was $3.9 million, of which $0.2 million was paid in cash during February 2022. The remaining accrued liability under the PPIP related to Lantana Place totaled $3.7 million at March 31, 2022, and is expected to be settled in RSUs awarded to eligible participants in the first half of 2022.

The sale of The Santal in December 2021 was a capital transaction under the PPIP. During February 2022, $5.0 million was paid in cash to eligible participants, subject to the PPIP’s limits on cash compensation paid to certain officers. Amounts due under the PPIP above the limits are converted to an equivalent number of RSUs with a one-year vesting period. The remaining accrued liability under the PPIP related to The Santal totaled $1.7 million at March 31, 2022, and is expected to be settled in RSUs awarded to eligible participants in the first half of 2022.

A summary of PPIP costs follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Charged to general and administrative expense	$15	$495
Capitalized to project development costs	51	224
Total PPIP costs	$66	$719

The accrued liability for the PPIP totaled $7.9 million at March 31, 2022, and $15.2 million at December 31, 2021 (included in other liabilities).

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2021 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $11.3 million at March 31, 2022 and $12.4 million at December 31, 2021. Stratus' deferred tax assets had valuation allowances totaling $6.5 million at March 31, 2022, and $6.4 million at December 31, 2021. Management has concluded that the pending sale of Block 21 is sufficient positive evidence to support the ability to realize certain deferred tax assets expected to be realized from the sale, which resulted in Stratus recording a $4.2 million non-cash tax credit in the fourth quarter of 2021 to reduce the related valuation allowance. Stratus continues to maintain a valuation allowance on its remaining deferred tax assets.

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

The difference between Stratus' consolidated effective income tax rate of (20) percent in first-quarter 2022 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to the release of a reserve on uncertain tax positions related to the 2015 through 2017 U.S. Federal tax audit, which was closed in the first quarter of 2022. The difference between Stratus' consolidated effective income tax rate of 13 percent in first-quarter 2021 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to noncontrolling interests in subsidiaries, the presence of a full valuation allowance against certain U.S. Federal deferred tax assets as of March 31, 2021, and the Texas state margin tax.

9. BUSINESS SEGMENTS
As a result of the pending sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ hotel and entertainment segments, along with some leasing operations, is reflected as discontinued operations.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a multi-family phase now known as The Saint Julia, and the land for The Saint George and The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (one vacant pad site at West Killeen Market); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development, for which a sale is pending, and a vacant pad site) and New Caney, Texas (New Caney), located in the greater Houston area.

The Leasing Operations segment is comprised of Stratus’ real estate assets, both residential and commercial, that are leased or available for lease and includes West Killeen Market, Lantana Place, Kingwood Place and the completed portion of Jones Crossing. The segment also included The Saint Mary until its sale in January 2021 and The Santal until its sale in December 2021.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended March 31,
	2022	2021
Real Estate Operations:
Developed property sales	$—	$4,040
Undeveloped property sales	—	2,500
Commissions and other	19	16
	19	6,556
Leasing Operations:
Rental revenue	3,080	4,818
	3,080	4,818

Total revenues from contracts with customers	$3,099	$11,374

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations		Corporate, Eliminations and Other[b]		Total
Three Months Ended March 31, 2022:
Revenues:
Unaffiliated customers	$19	$3,080		$—		$3,099
Intersegment	4	—		(4)		—
Cost of sales, excluding depreciation	1,366	984		—		2,350
Depreciation	25	852		(4)		873
General and administrative expenses	—	—		3,167	[c]	3,167
Gain on sale of assets	—	(4,812)	[d]	—		(4,812)
Operating (loss) income	$(1,368)	$6,056		$(3,167)		$1,521
Capital expenditures and purchases and development of real estate properties	$4,864	$14,542		$182		$19,588
Total assets at March 31, 2022	254,212	106,652		183,904	[e]	544,768

Three Months Ended March 31, 2021:
Revenues:
Unaffiliated customers	$6,556	$4,818		$—		$11,374
Intersegment	4	—		(4)		—
Cost of sales, excluding depreciation	4,360	2,052		—		6,412
Depreciation	64	1,544		(22)		1,586
General and administrative expenses	—	—		4,324		4,324
Gain on sale of assets	—	(22,931)	[f]	—		(22,931)
Operating income (loss)	$2,136	$24,153		$(4,306)		$21,983
Capital expenditures and purchases and development of real estate properties	$2,489	$902		$107		$3,498
Total assets at March 31, 2021	161,488	180,758	[g]	159,625	[e]	501,871
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.The decrease in first-quarter 2022, compared to first-quarter 2021, is primarily the result of $0.8 million incurred in first-quarter 2021 for consulting, legal and public relation costs for Stratus' successful proxy contest and the real estate investment trust exploration process as well as a $0.5 million decrease in employee incentive compensation costs associated with the PPIP.
d.Represents a gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017.
e.Includes assets held for sale associated with discontinued operations at Block 21, which totaled $151.2 million at March 31, 2022, and $140.5 million at March 31, 2021.
f.Represents the gain on the January 2021 sale of The Saint Mary.
g.Includes $68.5 million of assets held for sale related to The Santal, which was sold in the fourth quarter of 2021.

10. SUBSEQUENT EVENTS
Stratus evaluated events after March 31, 2022, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Stratus" refer to Stratus Properties Inc. and all entities owned or controlled by Stratus Properties Inc. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business and properties included in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Cautionary Statement” and Part II, Item 1A. “Risk Factors” herein and Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K for further discussion). All subsequent references to “Notes” refer to Notes to Consolidated Financial Statements (Unaudited) located in Part I, Item 1. “Financial Statements” herein, unless otherwise stated.

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management and sale of commercial, and multi-family and single-family residential real estate properties, and real estate leasing in the Austin, Texas area, and other select, fast-growing markets in Texas. We generate revenues and cash flows from the sale of our developed properties and the lease of our retail, mixed-use and multi-family properties. Refer to Note 9 for discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

Block 21 is our wholly owned mixed-use real estate property located on a two-acre city block in downtown Austin that contains the W Austin Hotel, consisting of a 251-room luxury hotel, and office, retail and entertainment space. In October 2021, we entered into new agreements to sell Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to an expected downward adjustment of $5.0 million. The transaction is expected to close prior to June 1, 2022, but remains subject to the timely satisfaction or waiver of various closing conditions. The sale of Block 21 would eliminate our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for all periods presented in the financial statements included in this Form 10-Q. Refer to "Results of Operations - Discontinued Operations" and Note 4 for further discussion.

BUSINESS STRATEGY

Our portfolio consists of approximately 1,700 acres of undeveloped acreage and acreage under development for commercial and multi-family and single-family residential projects, as well as several completed commercial and residential projects.

Our primary business objective is to create value for stockholders by methodically developing and enhancing the value of our properties and then selling them or holding them for lease. Our full cycle development program of acquiring properties, securing and maintaining development entitlements, developing and stabilizing properties, and selling them or holding them as part of our leasing operations is a key element of our strategy. We may also seek to refinance properties, in order to benefit from the increased value of the property, from lower interest rates or in connection with holding them for lease once the properties have been completed and stabilized.

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

Our development plans require significant additional capital, which we may pursue through joint ventures or other arrangements. Our business strategy requires us to rely on cash flow from operations and debt financing as our primary sources of funding for our liquidity needs. However, we have increasingly relied on project-level equity financing of our subsidiaries. We have formed and expect to continue to pursue strategic relationships as part of our overall strategy for particular development projects and may enter into similar equity financing arrangements in the future. See Note 3 for further discussion.

As described in this report and in our 2021 Form 10-K, in December 2021, one of our wholly owned subsidiaries sold The Santal multi-family property for $152.0 million, which after closing costs and payment of the outstanding project loan, generated net proceeds of approximately $74 million. In January 2021, one of our subsidiaries sold The Saint Mary multi-family property for $60.0 million of which we received approximately $21.9 million after closing costs, payment of the construction loan, reserves for remaining costs of the partnership and distributions to noncontrolling interest owners. Net proceeds of the sales were used to pay down the balance of our $60.0 million Comerica Bank credit facility and for other corporate purposes.

As previously mentioned, the sale of Block 21 is expected to close prior to June 1, 2022, but remains subject to the timely satisfaction or waiver of various closing conditions. If completed, the sale of Block 21 will result in substantial additional cash proceeds of approximately $115 million pre-tax and $90 million after-tax (before prorations, but including post-closing escrow amounts).

Our Board of Directors (Board) and management team are engaged in a strategic planning process, which includes consideration of the uses of proceeds from sales in 2021 and the pending sale of Block 21, and of our long-term business strategy. Potential uses of proceeds may include a combination of further deleveraging, returning cash to shareholders and reinvesting in our project pipeline. We expect to provide additional information after the Block 21 transaction is concluded and our Board and management have had the opportunity to assess market conditions and the capital requirements for our development pipeline.

OVERVIEW OF FINANCIAL RESULTS FOR FIRST-QUARTER 2022

As a result of the pending sale of Block 21, we have two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed our hotel and entertainment segments, along with some leasing operations, is reflected as discontinued operations. We operate primarily in Austin, Texas and in other select, fast-growing markets in Texas.

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development, and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and retail and mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Real estate that we develop and then lease becomes part of our Leasing Operations. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. We also generate income from the sale of our leased properties, depending on market conditions.

Our revenues totaled $3.1 million in first-quarter 2022, compared with $11.4 million in first-quarter 2021. The decrease in revenues in first-quarter 2022, compared to first-quarter 2021, is primarily a result of no real estate sales occurring in first-quarter 2022 because of a decrease in available inventory of developed properties in our Real Estate Operations segment and a decrease in leasing revenue as a result of the sales of The Saint Mary and The Santal multi-family projects in 2021. Refer to "Results of Operations" below for further discussion of our segments.

Our net income attributable to common stockholders totaled $2.3 million, or $0.27 per diluted share in first-quarter 2022, compared to $8.9 million, or $1.08 per diluted share, in first-quarter 2021. Our results for first-quarter 2022 included a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion. Net income attributable to common stockholders in first-quarter 2021 included a $22.9 million pre-tax gain ($16.2 million net of noncontrolling interests) on the January 2021 sale of The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community, partially offset by a $2.5 million net loss from discontinued operations as our hotel and entertainment operations were impacted by the COVID-19 pandemic.

RECENT DEVELOPMENT ACTIVITIES

Current Residential Activities

Barton Creek
In first-quarter 2022, we sold no residential units or lots. As of March 31, 2022, two developed Amarra Drive Phase III lots remained unsold.

The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in the Barton Creek community for which we completed construction of the first seven homes during 2017 and 2018. We sold the last two completed homes in 2019. We began construction on the next two Amarra Villas homes during the first quarter of 2020, which are expected to be completed in mid-2022. In 2021, we began construction of one additional home and in March 2022, we began construction on another two homes. As of May 13, 2022, two homes were under contract to sell (one which we began construction on in 2020 and one which we began construction on in 2021). As of May 13, 2022, a total of 11 units (3 of which are under construction and 8 of which construction has not started) remain available for sale of the initial 20-unit project.

In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is expected to be comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units of The Saint June are currently expected to be completed in fourth-quarter 2022 with completion of the project expected in first-quarter 2023. This project is being built consistent with our sustainability, wellness and conservation goals.

We continue to progress the development plans for Holden Hills, our final large residential development within the Barton Creek community consisting of 495 acres and designed to feature 475 unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation. We currently expect to secure final permits to start construction in September 2022. Subject to obtaining financing and other market conditions, we currently expect to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, approximately 17 months from the issuance of our final permits. Accordingly, our current projections anticipate that we could begin closing sales of certain home sites in Holden Hills in late 2024. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.
Using a conceptual approach similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community. If successful, this new project would be designed as a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity, resulting in a significant potential increase in development density, as compared to our prior plans.

The Annie B
In September 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with approximately 300 luxury multi-family units for lease and ground level retail. We currently expect to finalize development plans, secure development financing and begin construction by late 2022 or early 2023. This project will be built consistent with our sustainability, wellness and conservation goals.

The Saint George
In December 2021, we purchased the land for The Saint George, a proposed 316-unit luxury wrap-style multi-family project to be constructed in north-central Austin. While we continue the planning for the project and obtaining the entitlement and permit approvals, we currently expect to begin construction in the second quarter of 2022 and to achieve substantial completion by mid-2024. We are negotiating a construction loan for the project.

Lantana Multi-Family, Kingwood Place and Other Residential
We have advanced development plans for the multi-family component of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin, and, subject to securing an acceptable capital structure and other market conditions, currently expect to begin construction in third-quarter 2022 with expected completion in mid-2024. The multi-family component is now known as The Saint Julia and is expected to consist of 306 units.

We are evaluating a sale of a portion of the land for the single-family and multi-family residential components of Magnolia Place, an H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas. We also continue to evaluate options for the multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas.

In September 2021, we entered into a contract to sell a multi-family tract of land currently planned for approximately 275 multi-family units for $5.5 million at Kingwood Place, an H-E-B grocery anchored, mixed-use project in Kingwood, Texas. If consummated, the sale is expected to close in third-quarter 2022.

For further discussion of our multi-family and single-family residential properties, refer to MD&A and the related sections in Items 1. and 2. “Business and Properties” in our 2021 Form 10-K.

Current Commercial Activities

Magnolia Place
In August 2021, we began construction on the first phase of development of Magnolia Place, our H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas. Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development consists of 2 retail buildings totaling 18,987 square feet, all 5 pad sites, and the road, utility and drainage infrastructure necessary to support the entire development. The first two retail buildings are expected to be available for occupancy in third-quarter 2022. In mid-2021, H-E-B began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B, which is expected to open in fourth-quarter 2022.

Lantana Place
As of March 31, 2022, we had signed leases for approximately 85 percent of the retail space at Lantana Place, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Lantana Place is our partially developed, mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas.

Kingwood Place
Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed approximately 152,000 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and we have signed ground leases on four of the retail pads. One pad site remains available for lease. As of March 31, 2022, we had signed leases for approximately 85 percent of the retail space, including the H-E-B grocery store. We are exploring a potential sale or refinancing of Kingwood Place.

Jones Crossing
As of March 31, 2022, we had signed leases for substantially all of the retail space at the first phase of Jones Crossing. Jones Crossing is our H-E-B-anchored, mixed-use project in College Station, Texas. We are exploring a potential sale or refinancing of Jones Crossing.

West Killeen Market
As of March 31, 2022, we had signed leases for approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent H-E-B grocery store. Only one unsold pad site remains at West Killeen Market. We are exploring a potential sale or refinancing of West Killeen Market.

For further discussion of our commercial properties, refer to MD&A and the related sections in Items 1. and 2. “Business and Properties” in our 2021 Form 10-K.

Potential Development Projects and Pipeline

Our development plans for the Annie B, Holden Hills, Section N and The Saint Julia will require significant additional capital, which we currently intend to pursue through bank debt and third-party equity capital arrangements, and we are negotiating a loan for The Saint George project. We are also pursuing other development projects. These potential development projects and projects in our pipeline require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

Supply Chain Disruptions

Supply chain disruptions impacting our industry have begun to delay some of our projects under construction, and may impact the timing of projects on which we plan to start construction in the future. Our contractors have experienced delays on our projects primarily related to delivery of certain residential electrical components and laminated structural wood materials. We understand that suppliers are taking actions to try to mitigate the delays; however, their efforts may not be successful. While these constraints have not had a material impact on the expected timing or cost of our projects under construction, that may change in the future. Because we engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to cost increases on projects under construction is limited; however, supply constraints may increase our costs of or delay future projects. Refer to “Risk Factors” included in Part II, Item 1A. herein.

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein and in our 2021 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of each operating segment. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein.

The following table summarizes our operating results for the first quarters of 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022		2021
Operating (loss) income:
Real Estate Operations[a]	$(1,368)		$2,136
Leasing Operations	6,056	[b]	24,153	[c]
Corporate, eliminations and other[d]	(3,167)		(4,306)
Operating income	$1,521		$21,983
Interest expense, net	$(15)		$(1,056)
Net income from continuing operations	$1,812		$18,174
Net income (loss) from discontinued operations	$375		$(2,508)
Net income attributable to common stockholders	$2,272		$8,944
a.Includes sales commissions and other revenues together with related expenses.
b.Includes a $4.8 million gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion.
c.Includes a $22.9 million gain on the January 2021 sale of The Saint Mary.
d.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.

As a result of the pending sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Developed property sales	$—	$4,040
Undeveloped property sales	—	2,500
Commissions and other	23	20
Total revenues	23	6,560
Cost of sales, including depreciation	1,391	4,424
Operating (loss) income	$(1,368)	$2,136

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Lots/Units	Revenues	Average Cost Per Lot/Unit	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Phase III lots	—	$—	$—	2	$1,640	$332

W Austin Residences at Block 21:
Condominium unit	—	—	—	1	2,400	1,721
Total Residential	—	$—		3	$4,040

The decrease in revenues in first-quarter 2022, compared to first-quarter 2021, reflects no sales in first-quarter 2022, as available inventory of developed properties in our Real Estate Operations segment is limited.

Undeveloped Property Sales. In first-quarter 2021, we sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales decreased to $1.4 million in first-quarter 2022 from $4.4 million in first-quarter 2021, primarily reflecting the absence of sales in first-quarter 2022.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental revenue	$3,080	$4,818
Rental cost of sales, excluding depreciation	984	2,052
Depreciation	852	1,544
Gain on sale of assets	(4,812)	(22,931)
Operating income	$6,056	$24,153

Rental Revenue.  Rental revenue primarily includes revenue from Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market, and until their sales in December 2021 and January 2021, respectively, our multi-family projects The Santal and The Saint Mary. The decrease in rental revenue in first-quarter 2022, compared with first-quarter 2021, primarily reflects the sale of The Santal in December 2021, partly offset by increased revenue at Lantana Place. The Santal had rental revenue of $2.2 million in first-quarter 2021.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in first-quarter 2022, compared with the first-quarter 2021, primarily as a result of the sale of The Santal.

Gain on Sale of Assets. In the first quarter of 2022, we recognized a gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

In January 2021, one of our subsidiaries sold The Saint Mary for $60.0 million. After closing costs and payment of the outstanding construction loan, the sale generated net proceeds of approximately $34 million. In first-quarter 2021, after establishing a reserve for remaining costs of the partnership, we received $20.9 million from the subsidiary in connection with the sale and $12.9 million of the net proceeds were distributed to the noncontrolling interest owners. We recognized a pre-tax gain on the sale of $22.9 million ($16.2 million net of noncontrolling interests) in first-quarter 2021.

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses decreased to $3.2 million in first-quarter 2022 from $4.3 million in first-quarter 2021, primarily reflecting $0.8 million incurred in first-quarter 2021 for consulting, legal and public relation costs for Stratus' successful proxy contest and the real estate investment trust exploration process as well as a $0.5 million decrease in employee incentive compensation costs associated with the Profit Participation Incentive Plan.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $1.1 million in first-quarter 2022 compared with $2.3 million in first-quarter 2021. Interest costs in first-quarter 2022 were lower, compared to first-quarter 2021, primarily reflecting reductions in debt balances, including the lower outstanding balance on the Comerica Bank credit facility and the repayment of The Santal loan.
Capitalized interest totaled $1.1 million in first-quarter 2022 compared to $1.3 million in first-quarter 2021. Capitalized interest is primarily related to development activities at Barton Creek, The Annie B, The Saint George and Magnolia Place.
Loss on Extinguishment of Debt. We recorded a $63 thousand loss on extinguishment of debt in first-quarter 2021 associated with the repayment of The Saint Mary construction loan upon the sale of the property.
Benefit from (Provision for) Income Taxes. We recorded a benefit from income taxes of $0.3 million in first-quarter 2022, compared to a provision for income taxes of $2.7 million in first-quarter 2021. Refer to Note 8 for further discussion of income taxes.

Total Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses (income) totaled $0.1 million in first-quarter 2022, compared to $(6.7) million in first-quarter 2021. In first-quarter 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary.
Discontinued Operations
Block 21 is our wholly owned mixed-use real estate property located on a two-acre city block in downtown Austin that contains the W Austin Hotel, consisting of a 251-room luxury hotel, and office, retail and entertainment space. The hotel is managed by W Hotel Management, Inc. a subsidiary of Starwood Hotels & Resorts Worldwide, Inc., which is a subsidiary of Marriott International, Inc. The entertainment space is occupied by Austin City Limits Live at the Moody Theater (ACL Live) and 3TEN ACL Live. ACL Live is a 2,750-seat live music and entertainment venue and production studio that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. 3TEN ACL Live, which opened in March 2016, has a capacity of approximately 350 people and is designed to be more intimate than ACL Live.

As a result of our October 2021 entry into new agreements to sell Block 21 to Ryman for $260.0 million, our hotel and entertainment operations, as well as the leasing operations associated with the Block 21 property, are reported as discontinued operations for all periods presented in the accompanying financial statements. Refer to Note 4 for further discussion.

The transaction is expected to close prior to June 1, 2022, but remains subject to the timely satisfaction or waiver of various closing conditions, including the consent of the loan servicers to the purchaser’s assumption of the existing mortgage loan, the consent of the hotel operator, an affiliate of Marriott, to the purchaser’s assumption of the hotel operating agreement, the absence of a material adverse effect, and other customary closing conditions. The Block

21 purchase agreement will terminate if all conditions to closing are not satisfied or waived by the parties. Ryman has deposited $5.0 million in earnest money to secure its performance under the agreements governing the sale. Of the total purchase price, $6.9 million will be held in escrow for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims. We expect to record a pre-tax gain of approximately $120 million upon closing of the sale (approximately $95 million after-tax). The purchase price is payable by the assumption of the Block 21 loan with the balance to be paid in cash. We expect the net sale proceeds before taxes to be approximately $115 million and the after-tax proceeds to be approximately $90 million before prorations, but including post-closing escrow amounts.

Net income (loss) from discontinued operations totaled $0.4 million in first-quarter 2022 and $(2.5) million in first-quarter 2021. We reported higher hotel and entertainment revenue in first-quarter 2022 as the impacts of the COVID-19 pandemic had a significant impact on first-quarter 2021 results.

The following is a discussion of our key operating results within discontinued operations.

Hotel Revenue. Hotel revenue primarily includes revenue from W Austin Hotel room reservations and food and beverage sales. Hotel revenues were $5.9 million in first-quarter 2022 and $2.1 million in first-quarter 2021. The increase in Hotel revenues in first-quarter 2022, compared to first-quarter 2021, is primarily a result of higher room reservations and food and beverage sales as the impacts of the COVID-19 pandemic had a significant impact on first-quarter 2021 results. First-quarter 2022 Hotel revenue was approximately 70 percent of pre-pandemic Hotel revenue in first-quarter 2019. Revenue per available room (RevPAR), which is calculated by dividing total room revenue by the average total rooms available, was $165 in first-quarter 2022, compared with $51 in first-quarter 2021.

Entertainment Revenue. Entertainment revenue primarily reflects the results of operations for ACL Live, including ticket sales, revenue from private events, sponsorships, personal seat license sales and suite sales, and sales of concessions and merchandise. Entertainment revenue also reflects revenues associated with events hosted at 3TEN ACL Live. Revenues from the Entertainment segment vary from period to period as a result of factors such as the price of tickets and number of tickets sold, as well as the number and type of events hosted at ACL Live and 3TEN ACL Live. Entertainment revenues totaled $5.3 million in first-quarter 2022 and $0.6 million in first-quarter 2021. The increase in entertainment revenue primarily reflects an increase in the number of events hosted at ACL Live and 3TEN ACL Live as the impacts of the COVID-19 pandemic had a significant impact on first-quarter 2021 results. First-quarter 2022 Entertainment revenue was approximately 10 percent greater than pre-pandemic Entertainment revenue in first-quarter 2019. As of August 2021, ACL Live and 3TEN ACL Live are operating at full capacity.

Certain key operating statistics specific to the concert and event hosting industry are included below to provide additional information regarding our ACL Live and 3TEN ACL Live operating performance.

	Three Months Ended March 31,
	2022	2021
ACL Live
Events:
Events hosted	48	28
Estimated attendance	53,882	3,416
Ticketing:
Number of tickets sold	54,947	3,710
Gross value of tickets sold (in thousands)	$2,964	$373

3TEN ACL Live
Events:
Events hosted	44	22
Estimated attendance	7,100	1,828
Ticketing:
Number of tickets sold	3,413	114
Gross value of tickets sold (in thousands)	$99	$3

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Three Months Ended March 31, 2022 and 2021
Operating Activities. Cash used in operating activities totaled $18.1 million in first-quarter 2022, compared with $10.4 million in first-quarter 2021. Expenditures for purchases and development of real estate properties totaled $4.9 million in first-quarter 2022 and $2.5 million in first-quarter 2021, primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills. The cash outflows resulting from the decrease in accounts payable, accrued liabilities and other in first-quarter 2022 and first-quarter 2021 are primarily related to the timing of property tax payments. The cash outflow resulting from the increase in other assets in first-quarter 2022 is primarily related to a $4.0 million deposit that we delivered to the city of Austin to secure our obligation to construct certain subdivision improvements related to the Holden Hills project.

Investing Activities. Cash (used in) provided by investing activities totaled $(14.9) million in first-quarter 2022 and $58.2 million in first-quarter 2021. Capital expenditures totaled $14.7 million in first-quarter 2022, primarily for The Saint June and Magnolia Place projects, and $1.0 million in first-quarter 2021, primarily for the Magnolia Place and Lantana Place projects.
In first-quarter 2021, we received proceeds, net of closing costs, from the sale of The Saint Mary of $59.5 million.
Financing Activities. Cash provided by (used in) financing activities totaled $13.5 million in first-quarter 2022 and $(50.8) million in first-quarter 2021. In first-quarter 2022, net borrowings on the Comerica Bank credit facility totaled $10.0 million, compared with net repayments of $9.2 million in first-quarter 2021, primarily using proceeds from the sale of The Saint Mary. In first-quarter 2022, net borrowings on other project and term loans totaled $3.9 million, primarily reflecting borrowings on the Magnolia Place construction loan. In first-quarter 2021, net repayments on other project and term loans totaled $28.3 million, primarily reflecting the repayment of The Saint Mary construction loan. Refer to “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at March 31, 2022.
In first-quarter 2021, we paid distributions to noncontrolling interest owners of $13.1 million, primarily related to the sale of The Saint Mary.

Credit Facility, Other Financing Arrangements and Liquidity Outlook
At March 31, 2022, we had total debt of $122.5 million based on the principal amounts outstanding, compared with $107.9 million at December 31, 2021. Consolidated debt at both dates excluded the Block 21 loan of approximately $137 million. Our Comerica Bank credit facility, which is comprised of a $60.0 million revolving line of credit, had $49.7 million available at March 31, 2022, net of letters of credit totaling $347 thousand committed against the credit facility. In April 2022, we borrowed $20.0 million on the credit facility, of which the majority of the funds were used to make a U.S. Federal tax payment for our 2021 tax liability. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of March 31, 2022.
Our debt agreements require compliance with specified financial covenants. Refer to MD&A in our 2021 Form 10-K for a discussion of the financial covenants in our debt agreements. As of March 31, 2022, we were in compliance with all of our financial covenants; however, for each quarter since second-quarter 2020 our Block 21 subsidiary did not pass the debt service coverage ratio financial test under the Block 21 loan, which, though not a financial covenant, caused the Block 21 subsidiary to enter into a “Trigger Period” as discussed below.

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

Although the Block 21 loan agreement is a non-recourse loan, we may contribute cash to our Block 21 subsidiary in order to prevent our Block 21 subsidiary from defaulting under the Block 21 loan agreement. Additionally, under our Block 21 subsidiary's hotel operating agreement, the hotel operator may, and has, requested funds from us when it reasonably determines that such funds are required in order to fund the operation of the hotel and specified reserves. Pursuant to such provisions, we contributed $13.7 million in 2021, $2.5 million in first-quarter 2022 and, depending on the timing of the sale of Block 21, we expect additional contributions to total as much as $0.6 million in second-quarter 2022.

We project that we will be able to meet our debt service and other cash obligations for at least the next 12 months. In May 2022, we entered into an amendment with Comerica Bank to extend the maturity date of the Comerica Bank credit facility from September 27, 2022, to December 26, 2022. We are in discussions with the lender to remove Holden Hills from the collateral pool for the facility, finance the Holden Hills project under a separate loan agreement and enter into a revised revolving credit facility with a lower borrowing limit secured by the remaining collateral under the facility. We expect to be able to extend or refinance all of our loans prior to their maturity dates. No assurances can be given that the results anticipated by our projections will occur. Refer to “Risk Factors” included in Part I, Item 1A. and Note 6 in our 2021 Form 10-K.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of March 31, 2022 (in thousands), excluding debt related to Block 21 included in liabilities held for sale:

	2022	2023	2024	2025	2026	Total
Comerica Bank credit facility[a]	$10,000	$—	$—	$—	$—	$10,000
Jones Crossing loan	—	—	—	—	24,500	24,500
The Annie B land loan	—	14,000	—	—	—	14,000
New Caney land loan	—	4,275	—	—	—	4,275
PPP loan	38	—	—	—	—	38
Construction loans:
Kingwood Place[b]	32,586	—	—	—	—	32,586
Lantana Place	604	21,454	—	—	—	22,058
West Killeen Market	6,052	—	—	—	—	6,052
Magnolia Place	—	—	6,827	—	—	6,827
Amarra Villas credit facility	2,166	—	—	—	—	2,166
Total	$51,446	$39,729	$6,827	$—	$24,500	$122,502
a.In May 2022, we entered into an amendment to extend the maturity date of the $60.0 million Comerica Bank credit facility from September 27, 2022, to December 26, 2022, pending completion of our discussions with the lender to amend the facility in connection with the financing of Holden Hills as discussed elsewhere in this report.

b.Matures December 6, 2022. We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions, which we expect to meet for the first extension period after an approximate $5.1 million paydown upon the closing of the pending sale of the multi-family tract.

Other than the debt transactions discussed in Note 6, there have been no material changes in our contractual obligations since December 31, 2021. Refer to MD&A in our 2021 Form 10-K for further information regarding our contractual obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes in our critical accounting estimates from those discussed in our 2021 Form 10-K.

NEW ACCOUNTING STANDARDS

No new accounting standards in 2022 have had a material impact on us.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off-balance sheet arrangements since December 31, 2021. Refer to Note 9 in our 2021 Form 10-K for further information.

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

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the occurrence of any event, change or other circumstance that could delay the closing of the sale of Block 21, or result in the termination of the agreements to sell Block 21, the results of our Board and management’s strategic planning process, the ongoing COVID-19 pandemic and any future major public health crisis, increases in inflation and interest rates, supply chain disruptions, declines in the market value of our assets, increases in operating costs, including real estate taxes and the cost of building materials and labor, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, including as a result of the war in Ukraine, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, loss of key personnel, environmental and litigation risks, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are supplementing the risk factors described under Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K with the risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2021 Form 10-K.

Supply chain constraints may further delay completion of our projects under construction, may impact the timing of projects we plan to start in the future, and may increase our costs.

Supply chain disruptions impacting our industry have begun to delay some of our projects under construction, and may impact the timing of projects on which we plan to start construction in the future. Our industry has also continued to experience increases in costs of land, construction materials and labor. Because we engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to cost increases on projects under construction is limited; however, supply constraints may increase our costs of, or delay, future projects. In addition, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Accordingly, time delays or increases in construction costs resulting from supply chain disruptions may impact our ability to realize anticipated returns on projects and have a material adverse impact on our cash flow and profits. Refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended March 31, 2022.

Item 5. Other Information.

As previously reported, on March 9, 2022, C. Donald Whitmire, Jr., Stratus’ principal accounting officer, informed Stratus of his intention to retire effective June 30, 2022. On May 12, 2022, Stratus’ Board appointed Erin D. Pickens as Stratus’ principal accounting officer, effective upon Mr. Whitmire’s retirement on June 30, 2022. Ms. Pickens will continue to serve as Stratus’ Senior Vice President and Chief Financial Officer. Ms. Pickens’ employment information and compensatory arrangements are incorporated herein by reference as set forth in Stratus’ 2021 Form 10-K under the heading "Information About Our Executive Officers" and Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2022, under the heading "Executive Officer Compensation."

On May 13, 2022, Stratus and certain of its wholly-owned subsidiaries, Stratus Properties Operating Co., L.P., a Delaware limited partnership, Circle C Land, L.P., a Texas limited partnership, Austin 290 Properties, Inc., a Texas corporation, The Villas at Amarra Drive, L.L.C., a Texas limited liability company, and Stratus Lakeway Center, L.L.C., a Texas limited liability company (collectively with Stratus, the Borrowers), as borrowers, and Comerica Bank (Comerica), as lender, entered into the Third Modification Agreement (the Third Modification) and Amended and Restated Revolving Promissory Note (the Amended Note and collectively with the Third Modification, the Modification Documents), which amend that certain Loan Agreement and Revolving Promissory Note, respectively, each dated June 29, 2018, by and between Borrowers, another two of Stratus’ wholly-owned subsidiaries, 210 Lavaca Holdings, L.L.C., a Texas limited liability company, and Magnolia East 149, L.L.C., a Texas limited liability company (the Released Borrowers), and Comerica (the Original Loan Documents). The Original Loan Documents were previously amended by that certain Modification Agreement, effective April 14, 2020, and that certain Second Modification Agreement, effective June 12, 2020, each by and between Borrowers, the Released Borrowers and Comerica (as amended, the Loan Documents). The Loan Documents provide for a $60.0 million secured revolving credit facility.

The Modification Documents amend the Loan Documents to (i) extend the maturity date of the credit facility from September 27, 2022, to December 26, 2022, (ii) increase the letter of credit sublimit from $7.5 million to $11.5 million, (iii) effect the removal of the Released Borrowers’ property from the collateral pool for the facility and (iv) change the benchmark rate from the London Interbank Offered Rate to the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. Advances under the credit facility now bear interest at the one-month BSBY Rate (with a floor of 0.0 percent) plus 4.0 percent.

Stratus is in discussions with Comerica to remove Holden Hills from the collateral pool for the facility, finance the Holden Hills project under a separate loan agreement and enter into a revised revolving credit facility with a lower borrowing limit secured by the remaining collateral under the facility. However, there can be no assurance that Stratus will obtain any additional amendments to the Loan Documents.

The foregoing description of the Modification Documents does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Note and the Third Modification, respectively, copies of which are attached hereto as Exhibits 10.2 and 10.5, and are incorporated herein by reference.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.2	Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of May 13, 2022.	X

10.3	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.4	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.5	Third Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 13, 2022.	X

10.6	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.7	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		10-K	001-37716	3/31/2022

10.8	First Amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.9	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective as of June 19, 2020.		10-Q	001-37716	6/25/2020

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.10	Second Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of January 4, 2021.		10-K	001-37716	3/15/2020

10.11	Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of January 13, 2022.		10-K	001-37716	3/31/2022

10.12	Guaranty Agreement by Stratus Properties Inc. in favor of Southside Bank dated April 28, 2017.		10-K	001-37716	3/31/2022

10.13†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.14†	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.	X

10.15*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.16*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.17*	Stratus Properties Inc. 2022 Stock Incentive Plan.		8-K	001-37716	5/13/2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: May 16, 2022
S-1