Form 10-Q
period 2022-06-30
STRATUS PROPERTIES INC
filed 2022-08-15
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On July 29, 2022, there were 8,273,268 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$102,372	$24,229
Restricted cash	8,162	18,294
Real estate held for sale	1,773	1,773
Real estate under development	212,421	181,224
Land available for development	45,174	40,659
Real estate held for investment, net	88,935	90,284
Lease right-of-use assets	10,350	10,487
Deferred tax assets	177	6,009
Other assets	15,296	17,214
Assets held for sale - discontinued operations	—	151,053
Total assets	$484,660	$541,226

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$15,680	$14,118
Accrued liabilities, including taxes	18,261	22,069
Debt	114,591	106,648
Lease liabilities	14,206	13,986
Deferred gain	4,055	4,801
Other liabilities	5,211	17,894
Liabilities held for sale - discontinued operations	—	153,097
Total liabilities	172,004	332,613

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	194,610	188,759
Retained earnings (accumulated deficit)	89,930	(8,963)
Common stock held in treasury	(22,205)	(21,753)
Total stockholders’ equity	262,429	158,137
Noncontrolling interests in subsidiaries	50,227	50,476
Total equity	312,656	208,613
Total liabilities and equity	$484,660	$541,226

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Real estate operations	$7,925	$768	$7,944	$7,324
Leasing operations	3,200	4,863	6,280	9,681
Total revenues	11,125	5,631	14,224	17,005
Cost of sales:
Real estate operations	5,432	1,532	6,798	5,892
Leasing operations	870	2,192	1,854	4,244
Depreciation	884	1,566	1,757	3,152
Total cost of sales	7,186	5,290	10,409	13,288
General and administrative expenses	3,444	6,221	6,611	10,545
Gain on sale of assets	—	—	(4,812)	(22,931)
Total	10,630	11,511	12,208	902
Operating income (loss)	495	(5,880)	2,016	16,103
Interest expense, net	—	(779)	(15)	(1,835)
Loss on extinguishment of debt	—	(163)	—	(226)
Other income, net	80	1	86	4
Income (loss) before income taxes and equity in unconsolidated affiliates' loss	575	(6,821)	2,087	14,046
(Provision for) benefit from income taxes	(41)	2,522	261	(169)
Equity in unconsolidated affiliates' loss	(2)	(7)	(4)	(9)
Net income (loss) from continuing operations	532	(4,306)	2,344	13,868
Net income (loss) from discontinued operations	95,925	(5,898)	96,300	(8,406)
Net income (loss) and total comprehensive income (loss)	96,457	(10,204)	98,644	5,462
Total comprehensive loss (income) attributable to noncontrolling interests	164	41	249	(6,681)
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$96,621	$(10,163)	$98,893	$(1,219)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.09	$(0.52)	$0.31	$0.87
Discontinued operations	11.59	(0.71)	11.66	(1.02)
	$11.68	$(1.23)	$11.97	$(0.15)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.09	$(0.52)	$0.31	$0.87
Discontinued operations	11.44	(0.71)	11.51	(1.02)
	$11.53	$(1.23)	$11.82	$(0.15)

Weighted-average shares of common stock outstanding:
Basic	8,273	8,235	8,262	8,229
Diluted	8,383	8,235	8,369	8,229

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities:
Net income	$98,644	$5,462
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,757	5,926
Cost of real estate sold	3,599	3,341
Gain on sale of discontinued operations	(119,695)	—
Gain on sale of assets	(4,812)	(22,931)
Loss on extinguishment of debt	—	226
Debt issuance cost amortization and stock-based compensation	1,107	969
Equity in unconsolidated affiliates' loss	4	9
Deferred income taxes	5,832	—
Purchases and development of real estate properties	(12,091)	(4,879)
Decrease (increase) in other assets	3,112	(1,309)
Decrease in accounts payable, accrued liabilities and other	(21,098)	(1,804)
Net cash used in operating activities	(43,641)	(14,990)

Cash flow from investing activities:
Proceeds from sale of discontinued operations	105,813	—
Proceeds from sale of assets	—	59,488
Capital expenditures	(27,575)	(2,378)
Payments on master lease obligations	(418)	(643)
Other, net	—	37
Net cash provided by investing activities	77,820	56,504

Cash flow from financing activities:
Borrowings from credit facility	30,000	29,000
Payments on credit facility	(30,000)	(26,778)
Borrowings from project loans	12,455	25,355
Payments on project and term loans	(5,582)	(52,040)
Stock-based awards net payments	(452)	(157)
Distributions to noncontrolling interests	—	(13,087)
Financing costs	(205)	(1,106)
Net cash provided by (used in) financing activities	6,216	(38,813)
Net increase in cash, cash equivalents and restricted cash	40,395	2,701
Cash, cash equivalents and restricted cash at beginning of year	70,139	34,183
Cash, cash equivalents and restricted cash at end of period	$110,534	$36,884
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at March 31, 2022	9,427	$94	$188,971	$(6,691)	1,154	$(22,205)	$160,169	$50,391	$210,560
Stock-based compensation	—	—	347	—	—	—	347	—	347
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	5,292	—	—	—	5,292	—	5,292
Total comprehensive income (loss)	—	—	—	96,621	—	—	96,621	(164)	96,457
Balance at June 30, 2022	9,427	$94	$194,610	$89,930	1,154	$(22,205)	$262,429	$50,227	$312,656

Balance at March 31, 2021	9,377	$94	$188,121	$(57,413)	1,143	$(21,753)	$109,049	$4,485	$113,534
Stock-based compensation	—	—	202	—	—	—	202	—	202
Total comprehensive loss	—	—	—	(10,163)	—	—	(10,163)	(41)	(10,204)
Balance at June 30, 2021	9,377	$94	$188,323	$(67,576)	1,143	$(21,753)	$99,088	$4,444	$103,532

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
					Common Stock Held in Treasury		Total
	Common Stock		Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)				Noncontrolling Interests in Subsidiaries
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
Exercised and vested stock-based awards	39	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	559	—	—	—	559	—	559
Grant of RSUs under the PPIP	—	—	5,292	—	—	—	5,292	—	5,292
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Total comprehensive income (loss)	—	—	—	98,893	—	—	98,893	(249)	98,644
Balance at June 30, 2022	9,427	$94	$194,610	$89,930	1,154	$(22,205)	$262,429	$50,227	$312,656

Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Exercised and vested stock-based awards	19	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	384	—	—	—	384	—	384
Grant of RSUs under the PPIP	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,087)	(13,087)
Total comprehensive (loss) income	—	—	—	(1,219)	—	—	(1,219)	6,681	5,462
Balance at June 30, 2021	9,377	$94	$188,323	$(67,576)	1,143	$(21,753)	$99,088	$4,444	$103,532

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.GENERAL
The unaudited consolidated financial statements and the accompanying notes are prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in Stratus Properties Inc.’s (Stratus) Annual Report on Form 10-K for the year ended December 31, 2021 (Stratus 2021 Form 10-K) filed with the U.S. Securities and Exchange Commission on March 31, 2022. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported and consist of normal recurring adjustments. The results of operations for any interim period are not necessarily indicative of the results of operations for any other future interim period or for a full fiscal year. Refer to Note 4 for a discussion of Stratus' discontinued operations.

Related Party Transactions. Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under Stratus’ Profit Participation Incentive Plan (PPIP). In the first half of 2022, he received $20 thousand as an annual incentive award for 2021 and a $135 thousand cash payment under the PPIP. As of June 30, 2022, the employee has one outstanding award under the PPIP. In addition, during first-quarter 2022, the Compensation Committee (Compensation Committee) of Stratus' Board of Directors (Board) approved an award to be granted to the employee under the PPIP related to another development project, which was granted in August 2022. Refer to Note 7 for discussion of the PPIP.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021		2022		2021
Net income (loss) from continuing operations	$532	$(4,306)		$2,344		$13,868
Net income (loss) from discontinued operations	95,925	(5,898)		96,300		(8,406)
Net income (loss) and total comprehensive income (loss)	96,457	(10,204)		98,644		5,462
Total comprehensive loss (income) attributable to noncontrolling interests	164	41		249		(6,681)
Net income (loss) and total comprehensive income (loss) attributable to common stockholders	$96,621	$(10,163)		$98,893		$(1,219)

Basic weighted-average shares of common stock outstanding	8,273	8,235		8,262		8,229
Add shares issuable upon vesting of dilutive restricted stock units (RSUs)	110	—	[a]	107	[b]	—	[a]
Diluted weighted-average shares of common stock outstanding	8,383	8,235		8,369		8,229

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.09	$(0.52)		$0.31		$0.87
Discontinued operations	11.59	(0.71)		11.66		(1.02)
	$11.68	$(1.23)		$11.97		$(0.15)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.09	$(0.52)		$0.31		$0.87
Discontinued operations	11.44	(0.71)		11.51		(1.02)
	$11.53	$(1.23)		$11.82		$(0.15)

a.Excludes 147 thousand shares for second-quarter 2021 and 128 thousand shares for the first six months of 2021 of common stock associated with RSUs that were anti-dilutive as a result of the net loss.
b.Excludes 2 thousand shares for the first six months of 2022 of common stock associated with RSUs that were anti-dilutive.

3. LIMITED PARTNERSHIPS
Stratus has entered into strategic partnerships for certain development projects. Stratus, through its subsidiaries, is a partner in the following limited partnerships: The Saint George Apartments, L.P., Stratus Block 150, L.P., The Saint June, L.P., Stratus Kingwood Place, L.P. and The Saint Mary, L.P. For additional information regarding Stratus' partnerships, refer to Note 2 in the Stratus 2021 Form 10-K.

The Saint George Apartments, L.P. In July 2022, The Saint George Apartments, L.P. entered into a construction loan agreement to finance construction of The Saint George, a 316-unit luxury wrap-style, multi-family project located in north-central Austin, Texas. Refer to Note 6 for further discussion of the loan agreement. In connection with closing the construction financing, Stratus made an additional capital contribution of $1.7 million and the unaffiliated Class B limited partner made an additional capital contribution of $15.0 million, bringing Stratus’ total capital contributions to $3.7 million and the Class B limited partner’s total capital contributions to $33.4 million. As of June 30, 2022, Stratus holds a 10.0 percent interest in The Saint George Apartments, L.P.

Stratus Block 150, L.P. In first-quarter 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of June 30, 2022, Stratus holds, in the aggregate, a 31.0 percent indirect controlling equity interest in Stratus Block 150, L.P. As of June 30, 2022, JBM Trust, a related party to Stratus, holds a 5.9 percent equity interest in Stratus Block 150, L.P. For additional information regarding Stratus' related parties, including JBM Trust, refer to Notes 1 and 2 in the Stratus 2021 Form 10-K.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$6,172	$7,432
Restricted cash	—	11,809
Real estate under development	82,824	62,692
Land available for development	7,703	7,641
Real estate held for investment	31,179	31,399
Other assets	2,797	3,160
Total assets	130,675	124,133
Liabilities:
Accounts payable and accrued liabilities	9,933	6,661
Debt	48,366	46,096
Total liabilities	58,299	52,757
Net assets	$72,376	$71,376

4. ASSET SALES
Block 21 - Discontinued Operations. On May 31, 2022, Stratus completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Stratus’ net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). Stratus recorded a pre-tax gain on the sale of $119.7 million ($94.1 million net of taxes) in second-quarter 2022 included in net income (loss) from discontinued operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

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

The carrying amounts of Block 21's major classes of assets and liabilities in the consolidated balance sheet at December 31, 2021, follow (in thousands):

Assets:
Cash and cash equivalents	$9,172
Restricted cash[a]	18,444
Real estate held for investment, net	120,452
Other assets	2,985
Total assets	$151,053
Liabilities:
Accounts payable and accrued liabilities, including taxes	$6,200
Debt	136,684
Other liabilities	10,213
Total liabilities	$153,097
a.Most restricted cash was received by Ryman upon the closing of the sale.

Block 21’s results of operations in the consolidated statements of comprehensive income (loss) consists of the following (in thousands):

	Two Months Ended		Three Months Ended	Five Months Ended		Six Months Ended
	May 31, 2022		June 30, 2021	May 31, 2022		June 30, 2021
Revenues:[a]
Hotel	$6,782		$3,934	$12,653		$6,052
Entertainment	4,650		1,658	9,990		2,266
Leasing operations and other	206		354	932		768
Total revenue	11,638		5,946	23,575		9,086
Cost of sales:
Hotel	4,487		3,863	9,230		6,764
Entertainment	3,624		1,531	7,763		2,810
Leasing operations and other	331		338	802		675
Depreciation	—	[b]	1,358	—	[b]	2,774
Total cost of sales	8,442		7,090	17,795		13,023
General and administrative expenses	136		178	236		398
Gain on sale of assets	(119,695)		—	(119,695)		—
Operating income (loss)	122,755		(1,322)	125,239		(4,335)
Interest expense, net	(1,291)		(1,992)	(3,236)		(3,971)
(Provision for) benefit from income taxes	(25,539)		(2,584)	(25,703)		(100)
Net income (loss) from discontinued operations	$95,925		$(5,898)	$96,300		$(8,406)
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $189 thousand for the two months ended May 31, 2022, $274 thousand in second-quarter 2021, $510 thousand for the five months ended May 31, 2022, and $536 thousand for the first six months of 2021.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in the fourth quarter of 2021.

Capital expenditures associated with discontinued operations totaled $31 thousand in second-quarter 2022, $158 thousand in second-quarter 2021, $213 thousand for the first six months of 2022 and $265 thousand the first six months of 2021.

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

The In-Line Master Lease expired in February 2022 and the Hotel Master Lease was terminated in November 2020. As such, Stratus has no further obligations under these two master leases. With respect to the Pad Site Master Lease, Stratus has leased the one pad site with a 15-year term, reducing the monthly rent payment net of rent collections for this pad site to approximately $2,500. Stratus may assign this lease to the purchaser and terminate the obligation under the Pad Site Master Lease for this pad site with a payment of $560 thousand to the purchaser. The lease term for the remaining three unleased pad sites under the Pad Site Master Lease expires in February 2027. To the extent leases are executed for the remaining three unleased pad sites, tenants open for business, and the leases are then assigned to the purchaser, the master lease obligation could be reduced further.

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $77 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of gain during the first six months of 2022. A contract liability of $4.1 million is presented as a deferred gain in the consolidated balance sheets at June 30, 2022, compared with $4.8 million at December 31, 2021. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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

A summary of the carrying amount and fair value of Stratus' debt follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$114,591	$116,268	$106,648	$108,091

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT AND EQUITY
The components of Stratus' debt follow (in thousands):

	June 30, 2022	December 31, 2021
Comerica Bank credit facility	$—	$—
Jones Crossing loan	24,092	24,042
The Annie B land loan	13,908	13,847
New Caney land loan	4,265	4,496
Paycheck Protection Program loan	—	156
Construction loans:
Kingwood Place	32,593	32,249
Lantana Place	21,848	22,098
Magnolia Place	7,548	2,077
West Killeen Market	6,003	6,078
Amarra Villas credit facility	2,469	1,605
The Saint June	1,865	—
Total debt[a]	$114,591	$106,648
a.Includes net reductions for unamortized debt issuance costs of $1.4 million at June 30, 2022, and $1.2 million at December 31, 2021. Total debt at December 31, 2021, does not include debt associated with Block 21, which is reflected in liabilities held for sale - discontinued operations. Refer to Note 4 for further discussion.

Comerica Bank credit facility. Using proceeds from the sale of Block 21, Stratus repaid the outstanding amount under its $60.0 million Comerica Bank credit facility prior to June 30, 2022. As of June 30, 2022, Stratus had $49.0 million available under the credit facility. Letters of credit, totaling $11.0 million, have been issued under the credit facility, and secure the company’s obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In May 2022, Stratus and Comerica Bank entered into an amendment to extend the maturity date of the credit facility from September 27, 2022, to December 26, 2022, increase the letter of credit sublimit from $7.5 million to $11.5 million and change the benchmark rate to the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. Advances under the credit facility now bear interest at the one-month BSBY Rate (with a floor of 0.0 percent) plus 4.0 percent.

New Caney land loan. In March 2022, Stratus extended the maturity of the New Caney land loan for an additional 12 months to March 8, 2023, which required a principal payment of $0.2 million and will require a second principal payment of $0.2 million in September 2022. Stratus also entered into an amendment to the New Caney land loan to convert the benchmark rate to the Term Secured Overnight Financing Rate (Term SOFR). The loan now bears interest at Term SOFR plus 3.0 percent, subject to the applicable margin adjustment.

PPP loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020. The PPP loan matured and the remaining balance was repaid by Stratus in April 2022. Of the original loan amount, $3.7 million was forgiven in August 2021.

Lantana Place construction loan. In January 2022, Stratus entered into an amendment to the Lantana Place construction loan to extend the date through which Stratus can request advances under the loan through December 31, 2022.

West Killeen Market construction loan. In June 2022, Stratus and Southside Bank amended the West Killeen Market construction loan. Pursuant to the agreement, the principal amount of the loan is fully advanced and funded at an amount of $6.0 million, the interest rate for the loan was changed to Term SOFR plus 2.75 percent, subject to a 3.0 percent floor, and the maturity date of the loan was extended three years to July 31, 2025. Principal and interest payments of approximately $30 thousand are due monthly and the remaining balance is payable at maturity.

Amarra Villas credit facility. In June 2022, Stratus subsidiaries and Comerica Bank entered into a modification agreement pursuant to which the commitment amount of the Amarra Villas credit facility was increased from $15.0 million to $18.0 million, the interest rate was changed to the one-month BSBY Rate (with a floor of 0.0 percent) plus 3.0 percent, and the maturity date was extended to June 19, 2024.

The Saint George construction loan. In July 2022, The Saint George Apartments, L.P., a Stratus subsidiary entered into a $56.8 million loan with Comerica Bank to provide financing for the construction of The Saint George multi-family project. The construction loan has a maturity date of July 19, 2026, with two options to extend the maturity for an additional 12 months, subject to satisfying specified conditions, including the applicable debt service coverage ratios, and the payment of an extension fee for each extension. Advances under the construction loan bear interest at the one-month BSBY Rate (with a floor of 0.0 percent) plus 2.35 percent.

Payments of interest only on the construction loan are due monthly through July 19, 2026, with the outstanding principal due at maturity. During any extension periods, the principal balance of the construction loan will be payable in monthly installments of principal and interest based on a 30-year amortization calculated at 6.50 percent with the outstanding principal due at maturity. The construction loan may be prepaid without premium or penalty.

Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus. Stratus provided a full completion guaranty and 25 percent repayment guaranty, which will be eliminated once the project meets specified conditions including a debt service coverage ratio of at least 1.20 to 1.00 and confirmation that the loan-to-value ratio does not exceed 65 percent. Notwithstanding the foregoing, Stratus remains liable for customary carve-out obligations and environmental indemnity. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of less than 50 percent. The Saint George Apartments, L.P. is not permitted to make distributions to its partners until The Saint George project is completed and achieves a debt service coverage ratio of at least 1.20 to 1.00.

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2021 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $1.5 million in second-quarter 2022, $2.1 million in second-quarter 2021, $2.6 million for the first six months of 2022 and $4.4 million for the first six months of 2021. Stratus' capitalized interest totaled $1.5 million in second-quarter 2022, $1.2 million in second-quarter 2021, $2.6 million for the first six months of 2022 and $2.5 million for the first six months of 2021. Capitalized interest is primarily related to development activities at Barton Creek (primarily Section N), The Annie B, The Saint George and Magnolia Place.

Equity. The Comerica Bank credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and Kingwood Place construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments. As a result of the Board’s strategic planning process, in August 2022, Stratus announced that the Board has approved returning $50.0 million cash to stockholders, subject to obtaining required consents from Comerica Bank. This return of capital could be in the form of share repurchases, dividends or a combination.

7. PROFIT PARTICIPATION INCENTIVE PLAN
In July 2018, the Compensation Committee unanimously adopted the PPIP, which provides participants with economic incentives tied to the success of the development projects designated by the Compensation Committee as approved projects under the PPIP. Estimates related to the awards may change over time as a result of differences between projected and actual development progress and costs, market conditions and the timing of capital transactions or valuation events. During the first quarter of 2022, the Compensation Committee designated The Saint June as an approved project under the PPIP, and the awards were granted in August 2022. Refer to Note 8 of the Stratus 2021 Form 10-K for further discussion.

The sale of The Saint Mary in January 2021 was a capital transaction under the PPIP. During February 2022, $2.1 million was paid in cash to eligible participants.

In September 2021, Lantana Place reached a valuation event under the PPIP. The profit pool was $3.9 million, of which $0.2 million was paid in cash during February 2022 and the remaining accrued liability of $3.7 million was settled in RSUs with a three-year vesting period awarded to eligible participants during second-quarter 2022 following stockholder approval of Stratus’ new stock incentive plan.

The sale of The Santal in December 2021 was a capital transaction under the PPIP. The profit pool was $6.7 million, of which $5.0 million was paid in cash to eligible participants during February 2022. The PPIP contains limits on cash compensation paid to certain officers and amounts due above the limits are converted to an equivalent number of RSUs with a one-year vesting period. The remaining accrued liability related to The Santal totaled $1.6 million and was settled in RSUs awarded to one participant during second-quarter 2022 following stockholder approval of Stratus’ new stock incentive plan.

Under the terms of the PPIP, the number of RSUs granted in connection with settlement of approved projects is determined by reference to the 12-month trailing average stock price for the year the project reaches a payment event, whereas the grant date fair value of the RSUs for accounting purposes is based on the grant date closing price. For the RSUs awarded in connection with Lantana Place and The Santal, the aggregate grant date value was $2.1 million greater than the accrued liability for the two projects as a result of this different valuation methodology. During second-quarter 2022, Stratus transferred the $5.3 million accrued liability balance under the PPIP for Lantana Place and The Santal that was settled in RSUs to capital in excess of par value and is amortizing the $2.1 million balance of the grant-date value with a charge to general and administrative expenses and a credit to capital in excess of par value over the three-year or one-year vesting periods of the related RSUs.

A summary of PPIP costs follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Charged to general and administrative expense	$119	$250	$134	$745
Capitalized to project development costs	51	203	102	427
Total PPIP costs	$170	$453	$236	$1,172

The accrued liability for the PPIP totaled $2.7 million at June 30, 2022, and $15.2 million at December 31, 2021 (included in other liabilities).

8. INCOME TAXES
Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2021 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $6.0 million at June 30, 2022, and $12.4 million at December 31, 2021. Stratus' deferred tax assets had valuation allowances totaling $5.8 million at June 30, 2022, and $6.4 million at December 31, 2021. Prior to the sale of Block 21, management concluded that the pending sale of Block 21 was sufficient positive evidence to support the ability to realize certain deferred tax assets expected to be realized from the sale, which resulted in Stratus recording a $4.2 million non-cash tax credit in fourth-quarter 2021 to reduce the related valuation allowance. Stratus continues to maintain a valuation allowance on its remaining deferred tax assets.

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

The difference between Stratus' consolidated effective income tax rate of (13) percent for the first six months of 2022 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to the release of a reserve on uncertain tax positions related to the 2015 through 2017 U.S. Federal tax audit, which was closed in first-quarter 2022. The difference between Stratus' consolidated effective income tax rate of 1 percent for the first six months of 2021 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to noncontrolling interests in subsidiaries, the presence of a full valuation allowance against certain U.S. Federal deferred tax assets as of June 30, 2021, and the Texas state margin tax.

9. BUSINESS SEGMENTS
As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ hotel and entertainment segments, along with some leasing operations, is reflected as discontinued operations through its sale in May 2022.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including Section N, Holden Hills, Amarra multi-family and commercial land, Amara Villas, The Saint June and other vacant land in the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a multi-family phase now known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); in Killeen, Texas (one vacant pad site at West Killeen Market, for which a sale is pending); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development, for which a sale is pending, and a vacant pad site) and New Caney, Texas (New Caney), located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022		2021	2022		2021
Real Estate Operations:
Developed property sales	$2,382		$575	$2,382		$4,615
Undeveloped property sales	5,444	[a]	—	5,444	[a]	2,500
Commissions and other	99		193	118		209
	7,925		768	7,944		7,324
Leasing Operations:
Rental revenue[b]	3,200		4,863	6,280		9,681
	3,200		4,863	6,280		9,681

Total revenues from contracts with customers	$11,125		$5,631	$14,224		$17,005
a.Includes the sale of (i) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (ii) a completed pad site at Magnolia Place for $2.3 million and (iii) a tract of land in Austin for $0.6 million.
b.Decreases in the 2022 periods, compared to the 2021 periods, primarily reflects the sale of The Santal in December 2021, partly offset by increased revenue at Lantana Place. The Santal had rental revenue of $2.3 million in second-quarter 2021 and $4.5 million during the first six months of 2021.

Financial Information by Business Segment. The following segment information was prepared on the same basis as Stratus’ consolidated financial statements (in thousands).

	Real Estate Operations[a]	Leasing Operations	Corporate, Eliminations and Other[b]		Total
Three Months Ended June 30, 2022:
Revenues:
Unaffiliated customers	$7,925	$3,200	$—		$11,125
Intersegment	2	—	(2)		—
Cost of sales, excluding depreciation	5,432	870	—		6,302
Depreciation	24	865	(5)		884
General and administrative expenses	—	—	3,444	[c]	3,444
Operating income (loss)	$2,471	$1,465	$(3,441)		$495
Capital expenditures and purchases and development of real estate properties	$7,227	$12,820	$31		$20,078
Total assets at June 30, 2022	265,929	106,020	112,711	[d]	484,660

Three Months Ended June 30, 2021:
Revenues:
Unaffiliated customers	$768	$4,863		$—		$5,631
Intersegment	5	—		(5)		—
Cost of sales, excluding depreciation	1,532	2,192		—		3,724
Depreciation	48	1,532		(14)		1,566
General and administrative expenses	—	—		6,221		6,221
Operating (loss) income	$(807)	$1,139		$(6,212)		$(5,880)
Capital expenditures and purchases and development of real estate properties	$2,390	$1,211		$158		$3,759
Total assets at June 30, 2021	165,624	180,428	[e]	164,289	[f]	510,341

Six Months Ended June 30, 2022:
Revenues:
Unaffiliated customers	$7,944	$6,280		$—		$14,224
Intersegment	6	—		(6)		—
Cost of sales, excluding depreciation	6,798	1,854		—		8,652
Depreciation	49	1,717		(9)		1,757
General and administrative expenses	—	—		6,611	[c]	6,611
Gain on sale of assets	—	(4,812)	[g]	—		(4,812)
Operating income (loss)	$1,103	$7,521		$(6,608)		$2,016
Capital expenditures and purchases and development of real estate properties	$12,091	$27,362		$213		$39,666

Six Months Ended June 30, 2021:
Revenues:
Unaffiliated customers	$7,324	$9,681		$—	$17,005
Intersegment	9	—		(9)	—
Cost of sales, excluding depreciation	5,892	4,244		—	10,136
Depreciation	112	3,076		(36)	3,152
General and administrative expenses	—	—		10,545	10,545
Gain on sale of assets	—	(22,931)	[h]	—	(22,931)
Operating income (loss)	$1,329	$25,292		$(10,518)	$16,103
Capital expenditures and purchases and development of real estate properties	$4,879	$2,113		$265	$7,257
a.Includes sales commissions and other revenues together with related expenses.

b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.The decreases in 2022 from the comparable prior-year periods are primarily the result of $3.3 million incurred in second-quarter 2021 and $4.4 million incurred for the first six months of 2021 for consulting, legal and public relation costs for Stratus' successful proxy contest and the real estate investment trust exploration process.
d.Includes $102.3 million of cash and cash equivalents, primarily received from the May 2022 sale of Block 21.
e.Includes $67.9 million of assets held for sale related to the December 2021 sale of The Santal.
f.Includes $144.2 million of assets held for sale associated with discontinued operations at Block 21.
g.Represents a pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017.
h.Represents the pre-tax gain on the January 2021 sale of The Saint Mary.

10. SUBSEQUENT EVENTS
Stratus evaluated events after June 30, 2022, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

OVERVIEW

We are a diversified real estate company with headquarters in Austin, Texas. We are engaged primarily in the acquisition, entitlement, development, management, leasing and sale of multi-family and single-family residential real estate properties and commercial properties in the Austin, Texas area and other select markets in Texas. We generate revenues and cash flows from the sale of our developed and undeveloped properties and the lease of our retail, mixed-use and multi-family properties. Our portfolio consists of approximately 1,700 acres of undeveloped acreage and acreage under development for commercial and multi-family and single-family residential projects, as well as several completed commercial and residential projects. Refer to Note 9 for discussion of our operating segments and “Business Strategy” below for a discussion of our business strategy.

BUSINESS STRATEGY

Results of Our Strategic Planning Process

Over the last six quarters, we have generated pre-tax earnings of $218.9 million and after-tax cash flow of approximately $166 million from the sales of Block 21 (including $6.9 million of proceeds held in escrow for a year after the sale), The Santal and The Saint Mary. Our Board of Directors (Board) and management team engaged in a strategic planning process, which included consideration of the uses of proceeds from the sale of Block 21 and other recent sales in 2021, and of our long-term business strategy. As a result of our Board’s strategic planning process, in August 2022, we announced that our Board has approved returning $50.0 million cash to stockholders, subject to obtaining required consents from Comerica Bank. This return of capital could be in the form of share repurchases, dividends or a combination.

After streamlining our business through the sale of Block 21, our Board has decided to continue our successful development program, with our proven team focusing on pure residential and residential-focused mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. We believe by methodically developing and enhancing the value of our properties and then selling them or holding them for lease, we can create long-term value for our stockholders.

Our development plans require significant additional capital. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. We expect to reduce our reliance on our revolving credit facility and retain sufficient cash to operate our business, taking into account risks associated with changing market conditions.

As previously disclosed, we are exploring a potential sale or refinancing of Kingwood Place, Jones Crossing and West Killeen Market, and we are also pursuing other projects, which may produce additional cash to return to stockholders, subject to market conditions and obtaining any required consents. We have undeveloped properties currently undergoing active planning, including our two large projects Holden Hills and Section N. Refer to “Recent Development Activities” below for a discussion of these projects. We will re-evaluate our strategy as development progresses on these and other projects in our pipeline, and as market conditions stabilize.

OVERVIEW OF FINANCIAL RESULTS

On May 31, 2022, we completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). We recorded a pre-tax gain on the sale of $119.7 million ($94.1 million net of taxes) in second-quarter 2022. Block 21 was our wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business. The sale of Block 21 eliminated our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for all periods presented in the financial statements included in this Form 10-Q. Refer to Note 4 for further discussion.

As described in this report and in our 2021 Form 10-K, in December 2021, one of our wholly owned subsidiaries sold The Santal multi-family property for $152.0 million, which after closing costs and payment of the outstanding project loan, generated net proceeds of approximately $74 million. In January 2021, one of our subsidiaries sold The Saint Mary multi-family property for $60.0 million of which we received $21.9 million after closing costs, payment of the construction loan, reserves for remaining costs of the partnership and distributions to noncontrolling interest owners. Net proceeds from the sales were used to pay down the balance of our $60.0 million Comerica Bank credit facility and for other corporate purposes.

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-focused mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Real estate that we develop and then lease becomes part of our Leasing Operations. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. We also generate income from the sale of our leased properties, depending on market conditions.

Our total stockholders’ equity increased to $262.4 million at June 20, 2022, from $158.1 million at December 31, 2021, and $98.9 million at December 31, 2020, primarily as a result of gains realized on the sale of Block 21 in May 2022 and our sales of The Santal and The Saint Mary in December 2021 and January 2021, respectively.

Our revenues totaled $11.1 million in second-quarter 2022 and $14.2 million for the first six months of 2022, compared with $5.6 million in second-quarter 2021 and $17.0 million for the first six months of 2021. The increase in revenues in second-quarter 2022, compared to second-quarter 2021, is primarily a result of the sales of undeveloped real estate properties as well as a completed Amarra Villas home in our Real Estate Operations segment in second-quarter 2022, partially offset by a decrease in leasing revenue as a result of the sale of The Santal multi-family project in late 2021. The decrease in revenues for the first six months of 2022, compared to the first six months of 2021, is primarily a result of a decrease in leasing revenue following the sales of The Saint Mary and The Santal multi-family projects in 2021. Refer to "Results of Operations" below for further discussion of our segments.

Our net income attributable to common stockholders totaled $96.6 million, or $11.53 per diluted share in second-quarter 2022, compared to a net loss of $10.2 million, or $1.23 per diluted share, in second-quarter 2021. During the first six months of 2022 our net income attributable to common stockholders totaled $98.9 million, or $11.82 per diluted share, compared to a net loss attributable to common stockholders of $1.2 million, or $0.15 per diluted share, during the first six months of 2021. Our results for the 2022 periods include a $119.7 million pre-tax gain

($94.1 million net of taxes) on the sale of Block 21. Refer to Note 4 under the heading “Block 21 - Discontinued Operations” for additional discussion. The results during the first six months of 2022 also include a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion. Our net losses attributable to common stockholders in the 2021 periods include net losses from discontinued operations of $5.9 million and $8.4 million for second-quarter 2021 and the first six months of 2021, respectively, as our former hotel and entertainment operations included in Block 21 were impacted by the COVID-19 pandemic. Our net losses attributable to common stockholders in the 2021 periods also include charges to general and administrative expenses for consulting, legal and public relation costs incurred in connection with our successful proxy contest and our real estate investment trust (REIT) exploration process. Our results for the first six months of 2021 were positively impacted by the $22.9 million pre-tax gain ($16.2 million net of noncontrolling interests) on the January 2021 sale of The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community.

Market Conditions

Our industry has continued to experience increases in costs of land, construction materials (such as rebar, concrete and lumber) and labor, along with supply chain constraints. In addition, interest rates have been rising and bank credit has been tightening in our industry. These factors are having an adverse impact on the projected profitability of our new projects and have delayed projects under construction and the commencement of construction on new projects. In addition, on completed projects, we are experiencing increased borrowing costs on our variable rate debt and increased operating costs due to inflation. To manage these risks, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. To date, these rising costs have not had a material impact on our financial results, as we have been able to realize higher rents and sales prices; however, this may not continue to be the case in the future. Refer to “Risk Factors” included in Part II, Item 1A. herein.

RECENT DEVELOPMENT ACTIVITIES

Current Residential Activities

Barton Creek
In second-quarter 2022, we sold a six-acre undeveloped multi-family tract of land for $2.5 million. As of June 30, 2022, two developed Amarra Drive Phase III lots remained unsold.

The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in the Barton Creek community for which we completed construction and sale of the first seven homes between 2017 and 2019. We began construction on the next two Amarra Villas homes during first-quarter 2020, one of which was completed and sold for $2.4 million in second-quarter 2022. In 2021, we began construction of one additional home and in March 2022, we began construction on another two homes. We began construction on the remaining eight homes in second-quarter 2022. Construction on the last 12 units continue to progress, and as of August 12, 2022, 3 homes were under contract to sell and 9 Amarra Villas homes remain available for sale of the 20-unit project.

In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The first units of The Saint June are currently expected to be completed in fourth-quarter 2022 with completion of the project expected in first-quarter 2023.

We continue to progress the development plans for Holden Hills, our final large residential development within the Barton Creek community consisting of 495 acres and designed to feature 475 unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation. We have obtained construction permits for Phase I, and subject to obtaining financing and other market conditions, we currently expect to start infrastructure construction in late 2022 and to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, approximately 20 to 22 months from the start of construction. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in late

2024. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.

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

The Annie B
In September 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 440,000 square feet with 316 luxury multi-family units for lease. We currently expect to begin construction in 2023, subject to obtaining financing and other market conditions.

The Saint George
In December 2021, we purchased the land for The Saint George, a 316-unit luxury wrap-style, multi-family project to be constructed in north-central Austin. We entered into a construction loan for this project in July 2022 and began construction in third-quarter 2022. We currently expect to achieve substantial completion by mid-2024.

Lantana Multi-Family, Magnolia Place, Jones Crossing, Kingwood Place and Other Residential
We have advanced development plans for the multi-family component of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin, and, subject to securing an acceptable capital structure and other market conditions, currently expect to begin construction in 2023. The multi-family component is now known as The Saint Julia and is expected to consist of 306 units.

During second-quarter 2022, we sold an undeveloped tract of land in Austin for $0.6 million. In August 2022, we sold 28 acres of undeveloped residential land for $3.2 million at Magnolia Place, an H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas. We also continue to evaluate options for the multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas.

In September 2021, we entered into a contract to sell a multi-family tract of land currently planned for approximately 275 multi-family units for $5.5 million at Kingwood Place, an H-E-B grocery anchored, mixed-use project in Kingwood, Texas. If consummated, the sale is expected to close in the second half of 2022.

For further discussion of our multi-family and single-family residential properties, refer to MD&A and the related sections in Items 1. and 2. “Business and Properties” in our 2021 Form 10-K.

Current Commercial Activities

Magnolia Place
In August 2021, we began construction on the first phase of development of Magnolia Place, our H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas. Magnolia Place is currently planned to consist of four retail buildings totaling approximately 35,000 square feet, five retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development consists of two retail buildings totaling 18,987 square feet, all five pad sites and the road, utility and drainage infrastructure necessary to support the entire development. Infrastructure construction was completed in second-quarter 2022. The two retail buildings were completed in July 2022 and turned over to our retail tenants to begin their finish-out process. In mid-2021, H-E-B began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B, which is expected to open in fourth-quarter 2022. During second-quarter 2022, we sold one completed pad site for $2.3 million.

Lantana Place
As of June 30, 2022, we had signed leases for approximately 90 percent of the retail space at Lantana Place, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Lantana Place is our partially developed, mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas.

Kingwood Place
Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed approximately 152,000 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and we have signed ground leases on four of the retail pads. One pad site remains available for lease. As of June 30, 2022, we had signed leases for approximately 90 percent of the retail space, including the H-E-B grocery store. We are exploring a potential sale or refinancing of Kingwood Place.

Jones Crossing
As of June 30, 2022, we had signed leases for substantially all of the retail space at the first phase of Jones Crossing. Jones Crossing is our H-E-B-anchored, mixed-use project in College Station, Texas. We are exploring a potential sale or refinancing of Jones Crossing.

West Killeen Market
As of June 30, 2022, we had signed leases for approximately 70 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent H-E-B grocery store. We have entered into a contract to sell the last remaining pad site for $1.0 million and the sale is expected to close in third-quarter 2022. We are exploring a potential sale or refinancing of West Killeen Market.

For further discussion of our commercial properties, refer to MD&A and the related sections in Items 1. and 2. “Business and Properties” in our 2021 Form 10-K.

Potential Development Projects and Pipeline

Our development plans for The Annie B, Holden Hills, Section N and The Saint Julia will require significant additional capital, which we currently intend to pursue through project-level debt and third-party equity capital arrangements through joint ventures in which we receive development management fees and asset management fees, and with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. We are also pursuing other development projects. These potential development projects and projects in our pipeline require extensive additional permitting and will be dependent on market conditions and financing. Because of the nature and cost of the approval and development process and uncertainty regarding market demand for a particular use, there is uncertainty regarding the nature of the final development plans and whether we will be able to successfully execute the plans.

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

The following table summarizes our operating results (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022		2021	2022		2021
Operating income (loss):
Real Estate Operations[a]	$2,471		$(807)	$1,103		$1,329
Leasing Operations	1,465		1,139	7,521	[b]	25,292	[c]
Corporate, eliminations and other[d]	(3,441)		(6,212)	(6,608)		(10,518)
Operating income (loss)	$495		$(5,880)	$2,016		$16,103
Interest expense, net	$—		$(779)	$(15)		$(1,835)
Net income (loss) from continuing operations	$532		$(4,306)	$2,344		$13,868
Net income (loss) from discontinued operations	$95,925	[e]	$(5,898)	$96,300	[e]	$(8,406)
Net loss (income) attributable to noncontrolling interests in subsidiaries	$164		$41	$249		$(6,681)
Net income (loss) attributable to common stockholders	$96,621		$(10,163)	$98,893		$(1,219)
a.Includes sales commissions and other revenues together with related expenses.
b.Includes a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion.
c.Includes a $22.9 million pre-tax gain on the January 2021 sale of The Saint Mary.
d.Includes consolidated general and administrative expenses and eliminations of intersegment amounts. The decreases in 2022 from the comparable prior year periods are primarily the result of $3.3 million incurred in second-quarter 2021 and $4.4 million incurred for the first six months of 2021 for consulting, legal and public relation costs for our successful proxy contest and the REIT exploration process.
e.Includes a $119.7 million pre-tax gain ($94.1 million net of taxes) on the May 2022 sale of Block 21.

As a result of the May 2022 sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Developed property sales	$2,382	$575	$2,382	$4,615
Undeveloped property sales	5,444	—	5,444	2,500
Commissions and other	101	198	124	218
Total revenues	7,927	773	7,950	7,333
Cost of sales, including depreciation	5,456	1,580	6,847	6,004
Operating income (loss)	$2,471	$(807)	$1,103	$1,329

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Three Months Ended June 30,
	2022			2021
	Homes	Revenues	Average Cost Per Home	Lots	Revenues	Average Cost Per Lot
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$2,382	$2,382	—	$—	$—
Phase III lots	—	—	—	1	575	233
Total Residential	1	$2,382		1	$575

	Six Months Ended June 30,
	2022			2021
	Homes	Revenues	Average Cost Per Home	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$2,382	$2,382	—	$—	$—
Phase III lots	—	—	—	3	2,215	299
W Austin Hotel & Residences Project
Condominium Unit	—	—	—	1	2,400	1,721
Total Residential	1	$2,382		4	$4,615

The increase in revenues from developed property sales in second-quarter 2022 compared to second-quarter 2021, reflects the sale of an Amarra Villas home for $2.4 million in 2022. The decrease in revenues from developed property sales for the first six months of 2022, compared to the first six months of 2021, reflects no lot sales in the 2022 period, as inventory of developed properties in our Real Estate Operations segment is limited. In addition, the first six months of 2021 included revenue from the sale of our last condominium unit at the W Austin Hotel & Residences.

Undeveloped Property Sales. During second-quarter 2022 and the first six months of 2022, we closed $5.4 million of undeveloped property sales consisting of (i) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (ii) a completed pad site at Magnolia Place for $2.3 million and (iii) a tract of land in Austin for $0.6 million. During the first six months of 2021, we sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million.

Cost of Sales. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales increased to $5.5 million in second-quarter 2022 and $6.8 million for the first six months of 2022, compared to $1.6 million in second-quarter 2021 and $6.0 million for the first six months of 2021, primarily reflecting higher real estate revenues in the 2022 periods.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Rental revenue	$3,200	$4,863	$6,280	$9,681
Rental cost of sales, excluding depreciation	870	2,192	1,854	4,244
Depreciation	865	1,532	1,717	3,076
Gain on sale of assets	—	—	(4,812)	(22,931)
Operating income	$1,465	$1,139	$7,521	$25,292

Rental Revenue.  Rental revenue primarily includes revenue from Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market, and until their sales in December 2021 and January 2021, respectively, our multi-family projects The Santal and The Saint Mary. The decrease in rental revenue in the 2022 periods, compared with the 2021 periods, primarily reflects the sale of The Santal in December 2021, partly offset by increased revenue at Lantana Place. The Santal had rental revenue of $2.3 million in second-quarter 2021 and $4.5 million during the first six months of 2021.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in second-quarter 2022 and the first six months of 2022, compared with the 2021 periods, primarily as a result of the sale of The Santal.

Gain on Sale of Assets. For the first six months of 2022, we recognized a gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

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

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses decreased to $3.4 million in second-quarter 2022 and $6.6 million for the first six months of 2022, compared to $6.2 million in second-quarter 2021 and $10.5 million for the first six months of 2021, primarily reflecting $3.3 million incurred in second-quarter 2021 and $4.4 million incurred for the first six months of 2021 for consulting, legal and public relation costs for our successful proxy contest and the REIT exploration process.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $1.5 million in second-quarter 2022 and $2.6 million for the first six months of 2022, compared with $2.1 million in second-quarter 2021 and $4.4 million for the first six months of 2021. Interest costs in the 2022 periods were lower, compared to the 2021 periods, primarily reflecting reductions in average debt balances, including the lower outstanding balance on the Comerica Bank credit facility and the repayment of The Santal loan. As of June 30, 2022, all of our debt was variable-rate debt, and for most of such debt, the interest rates have increased for the first six months of 2022 and may continue to rise in the future if prevailing market interest rates continue to climb.
Capitalized interest totaled $1.5 million in second-quarter 2022 and $2.6 million for the first six months of 2022, compared to $1.2 million in second-quarter 2021 and $2.5 million for the first six months of 2021. Capitalized interest is primarily related to development activities at Barton Creek (primarily Section N), The Annie B, The Saint George and Magnolia Place.

Loss on Extinguishment of Debt. We recorded losses on extinguishment of debt totaling $163 thousand in second-quarter 2021 and $226 thousand for the first six months of 2021 associated with the repayment of The Saint Mary construction loan upon the sale of the property in first-quarter 2021 and the refinancing of the Jones Crossing construction loan in second-quarter 2021.
(Provision for) Benefit from Income Taxes. We recorded a (provision for) benefit from income taxes of less than $(0.1) million in second-quarter 2022 and $0.3 million for the first six months of 2022, compared to $2.5 million in second-quarter 2021 and $(0.2) million for the first six months of 2021. Refer to Note 8 for further discussion of income taxes.

Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations totaled $95.9 million in second-quarter 2022 and $96.3 million for the first six months of 2022, compared to $(5.9) million in second-quarter 2021 and $(8.4) million for the first six months of 2021. The net income in the 2022 periods primarily reflects a $119.7 million pre-tax gain ($94.1 million net of taxes) on the sale of Block 21. The net losses in the 2021 periods reflect the negative impacts that the COVID-19 pandemic had on the hotel and entertainment operations within our discontinued operations.

Total Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses (income) totaled $0.2 million in both second-quarter 2022 and for the first six months of 2022, compared to less than $0.1 million in second-quarter 2021 and $(6.7) million for the first six months of 2021. For the first six months of 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Six Months Ended June 30, 2022 and 2021
Operating Activities. Cash used in operating activities totaled $43.6 million for the first six months of 2022, compared with $15.0 million for the first six months of 2021. Expenditures for purchases and development of real estate properties totaled $12.1 million for the first six months of 2022 and $4.9 million for the first six months of 2021, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other during the first six months of 2022 is primarily related to the payment of awards under our Profit Participation Incentive Plan and the timing of tax payments, including property taxes.

Investing Activities. Cash provided by investing activities totaled $77.8 million for the first six months of 2022 and $56.5 million for the first six months of 2021. During the first six months of 2022, we received net proceeds from the sale of Block 21 of $105.8 million (excluding the release of reserves previously presented as restricted cash but including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserves for pending claims). During the first six months of 2021, we received proceeds, net of closing costs, from the sale of The Saint Mary of $59.5 million.

Capital expenditures totaled $27.6 million for the first six months of 2022, primarily for The Saint June and Magnolia Place projects, and $2.4 million for the first six months of 2021, primarily for the Magnolia Place and Lantana Place projects.
Financing Activities. Cash provided by (used in) financing activities totaled $6.2 million for the first six months of 2022 and $(38.8) million for the first six months of 2021. During the first six months of 2022, we had no net borrowings on the Comerica Bank credit facility, compared with net borrowings of $2.2 million for the first six months of 2021. During the first six months of 2022, net borrowings on other project and term loans totaled $6.9 million, primarily reflecting borrowings on the Magnolia Place and The Saint June construction loans. During the first six months of 2021, net repayments on other project and term loans totaled $26.7 million, primarily reflecting the repayment of The Saint Mary construction loan. Refer to “Credit Facility, Other Financing Arrangements and Liquidity Outlook” below for a discussion of our outstanding debt at June 30, 2022.

During the first six months of 2021, we paid distributions to noncontrolling interest owners of $13.1 million, primarily related to the sale of The Saint Mary. No distributions to noncontrolling interest owners were paid during the first six months of 2022.

Liquidity Outlook, Credit Facility and Other Financing Arrangements
We had $102.4 million in cash and cash equivalents at June 30, 2022. As a result of our Board’s strategic planning process, in August 2022, we announced that our Board has approved returning $50.0 million cash to stockholders, subject to obtaining required consents from Comerica Bank. This return of capital could be in the form of share repurchases, dividends or a combination. We believe that our current cash and cash equivalents, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, debt service requirements, expected capital expenditures, project funding commitments, and the approved return of $50.0 million cash to stockholders for at least the next 12 months. We expect to be able to extend or refinance all of our loans prior to their maturity dates. No assurances can be given that the results anticipated by our projections will occur. Refer to “Risk Factors” included in Part I, Item 1A. and Note 6 in our 2021 Form 10-K.

At June 30, 2022, we had total debt of $116.0 million based on the principal amounts outstanding, compared with $107.9 million at December 31, 2021. Consolidated debt at December 31, 2021, excluded the Block 21 loan of approximately $137 million, which was presented in liabilities held for sale - discontinued operations. Using proceeds from the sale of Block 21, we repaid the outstanding amount under our $60.0 million Comerica Bank credit facility prior to June 30, 2022. At June 30, 2022, we had $49.0 million available under the credit facility. Letters of credit, totaling $11.0 million, have been issued under the credit facility, and secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of June 30, 2022.

Our debt agreements require compliance with specified financial covenants. Refer to MD&A in our 2021 Form 10-K and Note 6 for a discussion of the financial covenants in our debt agreements. As of June 30, 2022, we were in compliance with all of our financial covenants.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and Kingwood Place construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments.

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

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of June 30, 2022, and the interest rate of each facility, all of which have variable rates, as of June 30, 2022, and December 31, 2021 (in thousands):

							Interest Rate at
	2022	2023	2024	2025	2026	Total	June 30, 2022	December 31, 2021
Comerica Bank credit facility[a]	$—	$—	$—	$—	$—	$—	4.88%	5.00%
Jones Crossing loan	—	—	—	—	24,500	24,500	3.37	2.40
The Annie B land loan	—	14,000	—	—	—	14,000	4.06	3.50
New Caney land loan	—	4,275	—	—	—	4,275	3.78	3.10
Construction loans:
Kingwood Place[b]	32,673	—	—	—	—	32,673	3.56	2.60
Lantana Place	263	21,682	—	—	—	21,945	3.87	3.00
West Killeen Market	60	124	129	5,702	—	6,015	3.87	3.00
Magnolia Place	—	—	7,804	—	—	7,804	4.37	3.50
Amarra Villas credit facility	—	—	2,469	—	—	2,469	4.12	3.10
The Saint June	—	—	2,274	—	—	2,274	3.87	—
Total	$32,996	$40,081	$12,676	$5,702	$24,500	$115,955
a.In May 2022, we entered into an amendment to extend the maturity date of the $60.0 million Comerica Bank credit facility from September 27, 2022, to December 26, 2022, pending completion of our discussions with the lender to amend the facility in connection with the financing of Holden Hills as discussed elsewhere in this report.
b.Matures December 6, 2022. We have the option to extend the maturity date for two additional 12-month periods, subject to certain debt service coverage conditions. The pending sale of the multi-family tract, if consummated, would result in a principal paydown of approximately $5.1 million. We have the option to make an additional principal paydown, if necessary, in order to meet the debt service conditions.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, our ability to meet our future debt service and other cash obligations, future cash flows and liquidity, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, the impact of inflation and interest rate changes, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, and future cash returns to stockholders, including any share repurchases and/or dividend payments. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent. The declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the ongoing COVID-19 pandemic and any future major public health crisis, increases in inflation and interest rates, supply chain constraints, declines in the market value of our assets, increases in operating and construction costs, including real estate taxes and the cost of building materials and labor, our ability to pay or refinance our debt or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market and business conditions, including as a result of the war in Ukraine, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, changes in consumer preferences, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, loss of key personnel, environmental and litigation risks, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b)           Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are supplementing the risk factors described under Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K with the risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2021 Form 10-K.

Increases in land, labor and construction costs, supply chain constraints, higher borrowing costs and tightening of bank credit are having an adverse impact on us and may continue to do so.

As discussed in more detail in Part I, Item 2. under the heading “Overview of Financial Results - Market Conditions,” our industry has been experiencing land, labor and construction cost increases, supply chain constraints, higher borrowing costs and tightening bank credit, which have increased our costs and delayed projects; these trends may continue or worsen. In addition, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors on ongoing construction projects. If we are unable to offset rising costs by value engineering or raising rents and sales prices, our profitability and cash flows would be adversely impacted. Further, these factors may cause a decline in demand for our real estate, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and no repurchases of common stock during the three months ended June 30, 2022.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Loan Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of June 29, 2018.		8-K	001-37716	7/5/2018

10.2	Amended and Restated Revolving Promissory Note by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, dated as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.3	Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of April 14, 2020.		8-K	001-37716	4/17/2020

10.4	Second Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of June 12, 2020.		8-K	001-37716	6/15/2020

10.5	Third Modification Agreement by and between Stratus Properties Inc., certain of its subsidiaries and Comerica Bank, effective as of May 13, 2022.		10-Q	001-37716	5/16/2022

10.6	Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.7	Amended and Restated Installment Note by and between The Saint George Apartments, L.P. and Comerica Bank dated July 19, 2022.		8-K	001-37716	7/21/2022

10.8	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated July 19, 2022 related to The Saint George Construction Loan Agreement.		8-K	001-37716	7/21/2022

10.9†
Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P. entered into by and among The Stratus Block 150 GP, L.L.C., Stratus Properties Operating Co., L.P., and several Class B Limited Partners.
			10-Q	001-37716	11/15/2021

10.10†	First Amendment to the Amended and Restated Limited Partnership Agreement of Stratus Block 150, L.P.		10-Q	001-37716	5/16/2022

10.11*	Severance and Change of Control Agreement between Stratus Properties Inc. and William H. Armstrong III, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.12*	Severance and Change of Control Agreement between Stratus Properties Inc. and Erin D. Pickens, effective April 1, 2022.		10-K	001-37716	3/31/2022

10.13*	Stratus Properties Inc. 2022 Stock Incentive Plan.		8-K	001-37716	5/13/2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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
Principal Financial Officer and
Principal Accounting Officer)

Date: August 15, 2022
S-1