Form 10-Q
period 2022-09-30
STRATUS PROPERTIES INC
filed 2022-11-14
CIK 885508

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
On November 4, 2022, there were 8,180,292 issued and outstanding shares of the registrant’s common stock, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATUS PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$63,537	$24,229
Restricted cash	13,776	18,294
Real estate held for sale	1,773	1,773
Real estate under development	224,813	181,224
Land available for development	40,331	40,659
Real estate held for investment, net	93,446	90,284
Lease right-of-use assets	10,910	10,487
Deferred tax assets	47	6,009
Other assets	14,204	17,214
Assets held for sale - discontinued operations	—	151,053
Total assets	$462,837	$541,226

LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$13,187	$14,118
Accrued liabilities, including taxes	15,951	22,069
Debt	124,170	106,648
Lease liabilities	14,945	13,986
Deferred gain	3,748	4,801
Other liabilities	6,019	17,894
Liabilities held for sale - discontinued operations	—	153,097
Total liabilities	178,020	332,613

Commitments and contingencies

Equity:
Stockholders’ equity:
Common stock	94	94
Capital in excess of par value of common stock	195,123	188,759
Retained earnings (accumulated deficit)	47,559	(8,963)
Common stock held in treasury	(23,004)	(21,753)
Total stockholders’ equity	219,772	158,137
Noncontrolling interests in subsidiaries	65,045	50,476
Total equity	284,817	208,613
Total liabilities and equity	$462,837	$541,226

The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Real estate operations	$6,887	$892	$14,831	$8,216
Leasing operations	3,090	5,376	9,370	15,057
Total revenues	9,977	6,268	24,201	23,273
Cost of sales:
Real estate operations	6,228	2,110	13,026	8,002
Leasing operations	1,350	2,237	3,204	6,481
Depreciation	907	1,472	2,664	4,624
Total cost of sales	8,485	5,819	18,894	19,107
General and administrative expenses	3,602	5,252	10,213	15,797
Impairment of real estate	720	625	720	625
Gain on sale of assets	—	—	(4,812)	(22,931)
Total	12,807	11,696	25,015	12,598
Operating (loss) income	(2,830)	(5,428)	(814)	10,675
Interest expense, net	—	(855)	(15)	(2,690)
Net gain on extinguishment of debt	—	3,680	—	3,454
Other income, net	680	70	766	74
(Loss) income before income taxes and equity in unconsolidated affiliate's loss	(2,150)	(2,533)	(63)	11,513
Provision for income taxes	(420)	(121)	(159)	(290)
Equity in unconsolidated affiliate's loss	(4)	(2)	(8)	(11)
Net (loss) income from continuing operations	(2,574)	(2,656)	(230)	11,212
Net (loss) income from discontinued operations	—	(1,541)	96,300	(9,947)
Net (loss) income and total comprehensive (loss) income	(2,574)	(4,197)	96,070	1,265
Total comprehensive loss (income) attributable to noncontrolling interests	214	433	463	(6,248)
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,360)	$(3,764)	$96,533	$(4,983)

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.27)	$0.03	$0.60
Discontinued operations	—	(0.19)	11.65	(1.21)
	$(0.29)	$(0.46)	$11.68	$(0.61)
Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.27)	$0.03	$0.60
Discontinued operations	—	(0.19)	11.47	(1.21)
	$(0.29)	$(0.46)	$11.50	$(0.61)

Weighted-average shares of common stock outstanding:
Basic	8,275	8,239	8,266	8,232
Diluted	8,275	8,239	8,397	8,232

Dividends declared per share of common stock	$4.67	$—	$4.67	$—
The accompanying Notes to Consolidated Financial Statements (Unaudited) are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities:
Net income	$96,070	$1,265
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,664	8,758
Cost of real estate sold	7,510	4,028
Impairment of real estate	720	625
Gain on sale of discontinued operations	(119,695)	—
Gain on sale of assets	(4,812)	(22,931)
Net gain on extinguishment of debt	—	(3,454)
Debt issuance cost amortization and stock-based compensation	1,898	1,468
Equity in unconsolidated affiliate’s loss	8	11
Deferred income taxes	5,962	—
Purchases and development of real estate properties	(18,294)	(30,841)
Decrease (increase) in other assets	4,858	(997)
(Decrease) increase in accounts payable, accrued liabilities and other	(26,213)	5,699
Net cash used in operating activities	(49,324)	(36,369)

Cash flow from investing activities:
Proceeds from sale of discontinued operations	105,813	—
Proceeds from sale of assets	—	59,488
Capital expenditures	(38,889)	(6,708)
Payments on master lease obligations	(742)	(1,019)
Other, net	(8)	36
Net cash provided by investing activities	66,174	51,797

Cash flow from financing activities:
Borrowings from credit facility	30,000	37,700
Payments on credit facility	(30,000)	(26,778)
Borrowings from project loans	25,798	39,445
Payments on project and term loans	(9,761)	(53,330)
Payment of dividends	(38,675)	—
Stock-based awards net payments	(452)	(132)
Distributions to noncontrolling interests	—	(13,227)
Noncontrolling interests’ contributions	15,032	27,977
Purchases of treasury stock	(262)	—
Financing costs	(1,356)	(1,645)
Net cash (used in) provided by financing activities	(9,676)	10,010
Net increase in cash, cash equivalents and restricted cash	7,174	25,438
Cash, cash equivalents and restricted cash at beginning of year	70,139	34,183
Cash, cash equivalents and restricted cash at end of period	$77,313	$59,621
The accompanying Notes to Consolidated Financial Statements (Unaudited), which include information regarding noncash transactions, are an integral part of these consolidated financial statements.

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2021	9,388	$94	$188,759	$(8,963)	1,143	$(21,753)	$158,137	$50,476	$208,613
Exercised and vested stock-based awards	39	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	212	—	—	—	212	—	212
Tender of shares for stock-based awards	—	—	—	—	11	(452)	(452)	—	(452)
Total comprehensive income (loss)	—	—	—	2,272	—	—	2,272	(85)	2,187
Balance at March 31, 2022	9,427	94	188,971	(6,691)	1,154	(22,205)	160,169	50,391	210,560
Stock-based compensation	—	—	347	—	—	—	347	—	347
Grant of restricted stock units (RSUs) under the Profit Participation Incentive Plan (PPIP)	—	—	5,292	—	—	—	5,292	—	5,292
Total comprehensive income (loss)	—	—	—	96,621	—	—	96,621	(164)	96,457
Balance at June 30, 2022	9,427	94	194,610	89,930	1,154	(22,205)	262,429	50,227	312,656
Exercised and vested stock-based awards	8	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	513	—	—	—	513	—	513
Common stock repurchases		—	—	—	34	(799)	(799)	—	(799)
Cash dividend	—	—		(40,011)	—	—	(40,011)	—	(40,011)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15,032	15,032
Total comprehensive loss	—	—	—	(2,360)	—	—	(2,360)	(214)	(2,574)
Balance at September 30, 2022	9,435	$94	$195,123	$47,559	1,188	$(23,004)	$219,772	$65,045	$284,817

STRATUS PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (Continued)
(In Thousands)

	Stockholders’ Equity
				Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury		Total	Noncontrolling Interests in Subsidiaries
	Common Stock		Capital in Excess of Par Value
	Number of Shares	At Par Value			Number of Shares	At Cost			Total Equity
Balance at December 31, 2020	9,358	$94	$186,777	$(66,357)	1,137	$(21,600)	$98,914	$10,850	$109,764
Exercised and vested stock-based awards	19	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	182	—	—	—	182	—	182
Grant of RSUs under the PPIP	—	—	1,162	—	—	—	1,162	—	1,162
Tender of shares for stock-based awards	—	—	—	—	6	(153)	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,087)	(13,087)
Total comprehensive income	—	—	—	8,944	—	—	8,944	6,722	15,666
Balance at March 31, 2021	9,377	94	188,121	(57,413)	1,143	(21,753)	109,049	4,485	113,534
Stock-based compensation	—	—	202	—	—	—	202	—	202
Total comprehensive loss	—	—	—	(10,163)	—	—	(10,163)	(41)	(10,204)
Balance at June 30, 2021	9,377	94	188,323	(67,576)	1,143	(21,753)	99,088	4,444	103,532
Exercised and vested stock-based awards	11	—	25	—	—	—	25	—	25
Stock-based compensation	—	—	205	—	—	—	205	—	205
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(140)	(140)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	27,977	27,977
Total comprehensive loss	—	—	—	(3,764)	—	—	(3,764)	(433)	(4,197)
Balance at September 30, 2021	9,388	$94	$188,553	$(71,340)	1,143	$(21,753)	$95,554	$31,848	$127,402

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

Related Party Transactions. Through the first quarter of 2022, Stratus had an arrangement with Whitefish Partners, LLC (Whitefish Partners), formerly known as Austin Retail Partners, LLC, for services provided by a consultant of Whitefish Partners who is the son of Stratus' President and Chief Executive Officer. In April 2022, Stratus hired the consultant as an employee at an annual salary of $100 thousand. As an employee, he is eligible for the same health and retirement benefits provided to all Stratus employees and is also eligible for annual incentive awards and for awards under Stratus’ Profit Participation Incentive Plan (PPIP). In the first nine months of 2022, he received $20 thousand as an annual incentive award for 2021 and a $135 thousand cash payment under the PPIP. As of September 30, 2022, the employee has two outstanding awards under the PPIP. Refer to Note 7 for discussion of the PPIP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income from continuing operations	$(2,574)	$(2,656)	$(230)	$11,212
Net (loss) income from discontinued operations	—	(1,541)	96,300	(9,947)
Net (loss) income and total comprehensive (loss) income	(2,574)	(4,197)	96,070	1,265
Total comprehensive loss (income) attributable to noncontrolling interests	214	433	463	(6,248)
Net (loss) income and total comprehensive (loss) income attributable to common stockholders	$(2,360)	$(3,764)	$96,533	$(4,983)

Basic weighted-average shares of common stock outstanding	8,275	8,239	8,266	8,232
Add shares issuable upon vesting of dilutive restricted stock units (RSUs) [a]	—	—	131	—
Diluted weighted-average shares of common stock outstanding	8,275	8,239	8,397	8,232

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.27)	$0.03	$0.60
Discontinued operations	—	(0.19)	11.65	(1.21)
	$(0.29)	$(0.46)	$11.68	$(0.61)

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.29)	$(0.27)	$0.03	$0.60
Discontinued operations	—	(0.19)	11.47	(1.21)
	$(0.29)	$(0.46)	$11.50	$(0.61)
a.Excludes 6 thousand shares for the first nine months of 2022 of common stock associated with RSUs that were anti-dilutive. Excludes 296 thousand shares for third-quarter 2022, 145 thousand shares for third-quarter 2021 and 134 thousand shares for the first nine months of 2021 of common stock associated with RSUs that were anti-dilutive as a result of net losses.

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

The Saint George Apartments, L.P. In July 2022, The Saint George Apartments, L.P. entered into a construction loan agreement to finance construction of The Saint George, a 316-unit luxury wrap-style, multi-family project located in north-central Austin, Texas. Refer to Note 6 for further discussion of the loan agreement. In connection with closing the construction financing, Stratus made an additional capital contribution of $1.7 million and the unaffiliated Class B limited partner made an additional capital contribution of $15.0 million, bringing Stratus’ total capital contributions to $3.7 million and the Class B limited partner’s total capital contributions to $33.4 million. As of September 30, 2022, Stratus holds a 10.0 percent indirect controlling equity interest in The Saint George Apartments, L.P.

Stratus Block 150, L.P. In first-quarter 2022, pursuant to the limited partnership agreement, wholly owned subsidiaries of Stratus contributed an additional $1.4 million in cash to Stratus Block 150, L.P. No additional capital contributions are required to be made by the partners. As of September 30, 2022, Stratus holds, in the aggregate, a

31.0 percent indirect controlling equity interest in Stratus Block 150, L.P. As of September 30, 2022, JBM Trust, a related party to Stratus, holds a 5.9 percent equity interest in Stratus Block 150, L.P. For additional information regarding Stratus' related parties, including JBM Trust, refer to Notes 1 and 2 in the Stratus 2021 Form 10-K.

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

Stratus’ consolidated balance sheets include the following assets and liabilities of the partnerships (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$17,621	$7,432
Restricted cash	—	11,809
Real estate under development	93,586	62,692
Land available for development	8,286	7,641
Real estate held for investment	30,955	31,399
Other assets	4,723	3,160
Total assets	155,171	124,133
Liabilities:
Accounts payable and accrued liabilities	10,151	6,661
Debt	56,366	46,096
Total liabilities	66,517	52,757
Net assets	$88,654	$71,376

4. ASSET SALES

Block 21 - Discontinued Operations. On May 31, 2022, Stratus completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Stratus’ net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). Stratus recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022 included in net (loss) income from discontinued operations. Block 21 was Stratus’ wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business.

In accordance with accounting guidance, Stratus reported the results of operations of Block 21 as discontinued operations in the consolidated statements of comprehensive (loss) income because the disposal represents a strategic shift that had a major effect on operations, and presented the assets and liabilities of Block 21 as held for sale - discontinued operations in the consolidated balance sheets for all periods presented. Block 21 did not have any other comprehensive income and Stratus' consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

The carrying amounts of Block 21's major classes of assets and liabilities in the consolidated balance sheet at December 31, 2021, follow (in thousands):

Assets:
Cash and cash equivalents	$9,172
Restricted cash [a]	18,444
Real estate held for investment, net	120,452
Other assets	2,985
Total assets	$151,053
Liabilities:
Accounts payable and accrued liabilities, including taxes	$6,200
Debt	136,684
Other liabilities	10,213
Total liabilities	$153,097
a.Most restricted cash was received by Ryman upon the closing of the sale.

Block 21’s results of operations in the consolidated statements of comprehensive (loss) income consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues: [a]
Hotel	$—	$5,199	$12,653	$11,251
Entertainment	—	3,657	9,990	5,923
Leasing operations and other	—	356	932	1,124
Total revenue	—	9,212	23,575	18,298
Cost of sales:
Hotel	—	4,312	9,230	11,076
Entertainment	—	2,749	7,763	5,559
Leasing operations and other	—	196	802	871
Depreciation [b]	—	1,360	—	4,134
Total cost of sales	—	8,617	17,795	21,640
General and administrative expenses	—	170	236	568
Gain on sale of assets	—	—	(119,695)	—
Operating income (loss)	—	425	125,239	(3,910)
Interest expense, net	—	(2,005)	(3,236)	(5,976)
Benefit from (provision for) income taxes	—	39	(25,703)	(61)
Net (loss) income from discontinued operations	$—	$(1,541)	$96,300	$(9,947)
a.In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $286 thousand in third-quarter 2021, $510 thousand for the first nine months of 2022, and $822 thousand for the first nine months of 2021.
b.In accordance with accounting guidance, depreciation is not recognized subsequent to classification as assets held for sale, which occurred in the fourth quarter of 2021.

Capital expenditures associated with discontinued operations totaled $210 thousand in third-quarter 2021, $213 thousand for the first nine months of 2022 and $475 thousand the first nine months of 2021.

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

The In-Line Master Lease expired in February 2022 and the Hotel Master Lease was terminated in November 2020. As such, Stratus has no further obligations under these two master leases. With respect to the Pad Site Master Lease, Stratus has leased the one pad site with a 15-year term, reducing the monthly rent payment net of rent collections for this pad site to approximately $2,500. Stratus may assign this lease to the purchaser and terminate the obligation under the Pad Site Master Lease for this pad site with a payment of $560 thousand to the purchaser. The lease for the remaining three unleased pad sites under the Pad Site Master Lease expires in February 2027. To the extent leases are executed for the remaining three unleased pad sites, tenants open for business, and the leases are then assigned to the purchaser, the master lease obligation could be reduced further.

In first-quarter 2022, Stratus reassessed its plans with respect to construction of the remaining buildings on the three remaining unleased pad sites and determined that, rather than execute leases and build the buildings, it is less costly to continue to pay the monthly rent (approximately $71 thousand per month) pursuant to the Pad Site Master Lease until the lease expires in February 2027. In connection with this determination, Stratus reversed an accrual of costs to lease and construct these buildings, resulting in recognition of an additional $4.8 million of gain during the first nine months of 2022. A contract liability of $3.7 million is presented as a deferred gain in the consolidated balance sheets at September 30, 2022, compared with $4.8 million at December 31, 2021. The reduction in the deferred gain balance primarily reflects Pad Site Master Lease payments. The remaining deferred gain balance is expected to be reduced primarily by future Pad Site Master Lease payments.

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
Kingwood Place Land. In September 2021, Stratus entered into a contract to sell the multi-family tract of land at Kingwood Place, which was planned for approximately 275 multi-family units, for $5.5 million. The sale closed in October 2022. Upon entering into the contract, Stratus recorded a $625 thousand impairment charge in third-quarter 2021 to reduce the carrying value of the land to its fair value based on the contractual sale price less estimated selling costs. In third-quarter 2022, Stratus recorded a $70 thousand impairment charge due to selling costs in excess of the previous estimate.
Amarra Villas. In February 2021, Stratus entered into a contract to sell one of the Amarra Villas homes for $2.4 million. The sale, if consummated, is set to close in first-quarter 2023. Stratus recorded a $650 thousand impairment charge in third-quarter 2022 because the estimated total project costs and costs of sale for the home under construction exceed its contractual sale price.

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

A summary of the carrying amount and fair value of Stratus' debt follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Debt	$124,170	$125,855	$106,648	$108,091

Stratus' debt is recorded at cost and is not actively traded. Fair value is estimated based on discounted future expected cash flows at estimated current market interest rates. Accordingly, Stratus' debt is classified within Level 2 of the fair value hierarchy. The fair value of debt does not represent the amounts that will ultimately be paid upon the maturities of the loans.

6. DEBT AND EQUITY

The components of Stratus' debt follow (in thousands):

	September 30, 2022	December 31, 2021
Comerica Bank credit facility	$—	$—
Jones Crossing loan	24,118	24,042
The Annie B land loan	13,939	13,847
New Caney land loan	4,043	4,496
Paycheck Protection Program loan	—	156
Construction loans:
Kingwood Place	32,657	32,249
Lantana Place	21,776	22,098
The Saint June	9,770	—
Magnolia Place	6,314	2,077
West Killeen Market	5,979	6,078
Amarra Villas credit facility	5,574	1,605
Total debt [a]	$124,170	$106,648
a.Includes net reductions for unamortized debt issuance costs of $1.2 million at September 30, 2022, and $1.2 million at December 31, 2021. Total debt at December 31, 2021, does not include debt associated with Block 21, which is reflected in liabilities held for sale - discontinued operations. Refer to Note 4 for further discussion.

Comerica Bank credit facility. Using proceeds from the sale of Block 21, Stratus repaid the outstanding amount under its $60.0 million Comerica Bank credit facility in June 2022. As of September 30, 2022, Stratus had $49.0 million available under the credit facility. Letters of credit, totaling $11.0 million, have been issued under the credit facility, and secure the company’s obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. In May 2022, Stratus and Comerica Bank entered into an amendment to extend the maturity date of the credit facility from September 27, 2022, to December 26, 2022, increase the letter of credit sublimit from $7.5 million to $11.5 million and change the benchmark rate to the Bloomberg Short-Term Bank Yield Index (BSBY) Rate. Advances under the credit facility now bear interest at the one-month BSBY Rate (with a floor of 0.0 percent) plus 4.0 percent. In November 2022, Stratus entered into an amendment to extend the maturity date of the credit facility from December 26, 2022, to March 27, 2023.

New Caney land loan. In March 2022, Stratus extended the maturity of the New Caney land loan for an additional 12 months to March 8, 2023, which required a principal payment of $0.2 million in March 2022 and a second principal payment of $0.2 million in September 2022. Stratus also entered into an amendment to the New Caney land loan to convert the benchmark rate to the Term Secured Overnight Financing Rate (Term SOFR). The loan now bears interest at Term SOFR plus 3.0 percent.

PPP loan. In April 2020, Stratus received a $4.0 million loan under the Paycheck Protection Program (PPP loan) of the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020. The PPP loan matured and the remaining balance was repaid by Stratus in April 2022. Of the original loan amount, $3.7 million was forgiven in August 2021.

Lantana Place construction loan. In August 2022, Stratus and Southside Bank amended the Lantana Place construction loan. Pursuant to the agreement, the date through which Stratus can request advances under the loan was extended through December 31, 2023, the interest rate for the loan was changed to Term SOFR plus 2.40 percent, subject to a 3.0 percent floor, and the maturity date of the loan was extended to July 1, 2027. In addition, the land planned for The Saint Julia, a proposed multi-family project at Lantana Place, was released from the collateral for the loan.

Payments of interest only on the construction loan are due monthly through July 1, 2023. Beginning August 1, 2023, monthly payments of principal and interest based on a 30-year amortization are due, with the outstanding principal due at maturity.

The debt service coverage ratio was also changed to 1.25 to 1.00, and Stratus was released as guarantor under the related guaranty.

West Killeen Market construction loan. In June 2022, Stratus and Southside Bank amended the West Killeen Market construction loan. Pursuant to the agreement, the principal amount of the loan is fully advanced and funded at an amount of $6.0 million, the interest rate for the loan was changed to Term SOFR plus 2.75 percent, subject to a 3.0 percent floor, and the maturity date of the loan was extended three years to July 31, 2025. Principal and interest payments based on a 30-year amortization are due monthly and the remaining balance is payable at maturity.

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

Borrowings on the construction loan are secured by The Saint George project and are guaranteed by Stratus. Stratus provided a full completion guaranty and 25 percent repayment guaranty, which will be eliminated once the project meets specified conditions including a debt service coverage ratio of at least 1.20 to 1.00 and confirmation that the loan-to-value ratio does not exceed 65 percent. Notwithstanding the foregoing, Stratus remains liable for customary carve-out obligations and environmental indemnity. The loan agreement contains financial covenants, including a requirement that Stratus maintain a net asset value, as defined in the agreement, of $125.0 million and an aggregate debt-to-gross asset value of less than 50 percent. The Saint George Apartments, L.P. is not permitted to make distributions to its partners until The Saint George project is completed and achieves a debt service coverage ratio of at least 1.20 to 1.00. No amounts were outstanding on this loan as of September 30, 2022.

For additional information regarding Stratus' debt, refer to Note 6 in the Stratus 2021 Form 10-K.

Interest Expense and Capitalization. Interest costs (before capitalized interest) totaled $1.8 million in third-quarter 2022, $2.2 million in third-quarter 2021, $4.4 million for the first nine months of 2022 and $6.6 million for the first nine months of 2021. Stratus' capitalized interest totaled $1.8 million in third-quarter 2022, $1.3 million in third-quarter 2021, $4.3 million for the first nine months of 2022 and $3.9 million for the first nine months of 2021. Capitalized interest is primarily related to development activities at Barton Creek (primarily Section N), The Annie B, The Saint George and Magnolia Place.

Equity. The Comerica Bank credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and Kingwood Place construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments. On September 1, 2022, after receiving written consent from Comerica Bank, Stratus’ Board of Directors (Board) declared a special cash dividend of $4.67 per share (totaling $40.0 million) on Stratus’ common stock, which was paid on September 29, 2022, to shareholders of record as of September 19, 2022. Accrued liabilities as of September 30, 2022, included $1.3 million representing dividends accrued for unvested RSUs in accordance with the terms of the awards. The accrued dividends will be paid to the holders of the RSUs, if and when they vest. Stratus’ Board also approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of Stratus’ common stock. The repurchase program authorizes Stratus, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. In third-quarter 2022, Stratus acquired 33,958 shares of its common stock under the share repurchase program for a total cost of $0.8 million at an average price of $23.49 per share. Through November 4, 2022, Stratus has acquired 105,415 shares of its common stock for a total cost of $2.6 million at an average price of $25.02 per share, and $7.4 million remains available for repurchases under the program.

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

During first-quarter 2022, the Compensation Committee designated The Saint June as an approved project under the PPIP, and the awards were granted in August 2022.

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

A summary of PPIP costs follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Charged to general and administrative expense	$135	$2,751	$269	$3,495
Capitalized to project development costs	107	(60)	209	367
Total PPIP costs	$242	$2,691	$478	$3,862

The accrued liability for the PPIP totaled $2.9 million at September 30, 2022, and $15.2 million at December 31, 2021 (included in other liabilities).

8. INCOME TAXES

Stratus’ accounting policy for and other information regarding its income taxes are further described in Notes 1 and 7 in the Stratus 2021 Form 10-K.

Stratus had deferred tax assets (net of deferred tax liabilities) totaling $6.3 million at September 30, 2022, and $12.4 million at December 31, 2021. Stratus' deferred tax assets had valuation allowances totaling $6.3 million at September 30, 2022, and $6.4 million at December 31, 2021. Prior to the sale of Block 21, management concluded that the pending sale of Block 21 was sufficient positive evidence to support the ability to realize certain deferred tax assets expected to be realized from the sale, which resulted in Stratus recording a $4.2 million non-cash tax credit in fourth-quarter 2021 to reduce the related valuation allowance. Stratus continues to maintain a valuation allowance on its remaining deferred tax assets. Stratus plans to make a federal income tax payment of approximately $10 million in December 2022 to satisfy estimated taxes due associated with current year taxable income, including the gain on the sale of Block 21.

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

The difference between Stratus' consolidated effective income tax rate for the first nine months of 2022 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to state income taxes, noncontrolling interests in subsidiaries, the presence of a valuation allowance against certain U.S. Federal deferred tax assets as of September 30, 2022, and the release of a reserve on uncertain tax positions related to the 2015 through 2017 U.S. Federal tax audit, which was closed in first-quarter 2022. The difference between Stratus' consolidated effective income tax rate of 3 percent for the first nine months of 2021 and the U.S. Federal statutory income tax rate of 21 percent was primarily attributable to noncontrolling interests in subsidiaries, the presence of a full valuation allowance against certain U.S. Federal deferred tax assets as of September 30, 2021, and the Texas state margin tax.

On August 16, 2022, the Inflation Reduction Act of 2022 (the IR Act) was enacted in the United States. Among other provisions, the IR Act imposes a new 1 percent excise tax on the fair market value of net corporate stock repurchases made by covered corporations, effective for tax years beginning after December 31, 2022. Stratus is assessing the potential impacts of the IR Act, but does not expect the IR Act to have a material impact on its consolidated financial statements.

9. BUSINESS SEGMENTS

As a result of the sale of Block 21, Stratus has two operating segments: Real Estate Operations and Leasing Operations. Block 21, which encompassed Stratus’ hotel and entertainment segments, along with some leasing operations, is reflected as discontinued operations through its sale in May 2022.

The Real Estate Operations segment is comprised of Stratus’ real estate assets (developed for sale, under development and available for development), which consists of its properties in Austin, Texas (including Section N, Holden Hills, Amarra multi-family and commercial land, Amara Villas, The Saint June and other vacant land in the Barton Creek community; the Circle C community; the Lantana community, including a portion of Lantana Place planned for a multi-family phase now known as The Saint Julia; The Saint George; and the land for The Annie B); in Lakeway, Texas, located in the greater Austin area (Lakeway); in College Station, Texas (a portion of Jones Crossing and vacant pad sites); and in Magnolia, Texas (Magnolia Place), Kingwood, Texas (land for future multi-family development, for which a sale closed in October 2022, and a vacant pad site) and New Caney, Texas (New Caney), located in the greater Houston area.

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

Revenues from Contracts with Customers. Stratus' revenues from contracts with customers follow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Real Estate Operations:
Developed property sales	$—	$—	$2,382	$4,615
Undeveloped property sales	6,887	750	12,331	3,250
Commissions and other	—	142	118	351
	6,887	892	14,831	8,216
Leasing Operations:
Rental revenue	3,090	5,376	9,370	15,057
	3,090	5,376	9,370	15,057

Total revenues from contracts with customers	$9,977	$6,268	$24,201	$23,273

Financial Information by Business Segment. Summarized financial information by segment for the three months ended September 30, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$6,887	$3,090	$—	$9,977
Cost of sales, excluding depreciation	6,232	1,350	(4)	7,578
Depreciation	24	887	(4)	907
General and administrative expenses	—	—	3,602	3,602
Impairment of real estate [c]	720	—	—	720
Operating (loss) income	$(89)	$853	$(3,594)	$(2,830)
Capital expenditures and purchases and development of real estate properties	$6,203	$11,314	$—	$17,517
Total assets at September 30, 2022	274,397	111,938	76,502	462,837
a.Includes sales commissions and other revenues together with related expenses.

b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes a $650 thousand impairment charge for one of the Amarra Villas homes that is under contract to sell for $2.4 million and a $70 thousand impairment charge for the multi-family tract of land at Kingwood Place that sold for $5.5 million in October 2022.

Summarized financial information by segment for the three months ended September 30, 2021, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$892	$5,376	$—	$6,268
Cost of sales, excluding depreciation	2,134	2,238	(25)	4,347
Depreciation	37	1,449	(14)	1,472
General and administrative expenses [c]	—	—	5,252	5,252
Impairment of real estate [d]	625	—	—	625
Operating (loss) income	$(1,904)	$1,689	$(5,213)	$(5,428)
Capital expenditures and purchases and development of real estate properties	$25,962	$4,120	$210	$30,292
Total assets at September 30, 2021 [e]	211,423	180,057	167,620	559,100
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes $2.8 million in employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal.
d.Includes a $625 thousand impairment charge for the multi-family tract of land at Kingwood Place.
e.Leasing operations includes $67.3 million of assets held for sale related to the December 2021 sale of The Santal. Corporate, eliminations and other includes $147.8 million of assets held for sale associated with discontinued operations at Block 21.

Summarized financial information by segment for the nine months ended September 30, 2022, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$14,831	$9,370	$—	$24,201
Intersegment	6	—	(6)	—
Cost of sales, excluding depreciation	13,030	3,204	(4)	16,230
Depreciation	73	2,604	(13)	2,664
General and administrative expenses	—	—	10,213	10,213
Gain on sale of assets [c]	—	(4,812)	—	(4,812)
Impairment of real estate [d]	720	—	—	720
Operating income (loss)	$1,014	$8,374	$(10,202)	$(814)
Capital expenditures and purchases and development of real estate properties	$18,294	$38,676	$213	$57,183
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Represents a pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017.
d.Includes a $650 thousand impairment charge for one of the Amarra Villas homes that is under contract to sell for $2.4 million and a $70 thousand impairment charge for the multi-family tract of land at Kingwood Place that sold for $5.5 million in October 2022.

Summarized financial information by segment for the nine months ended September 30, 2021, based on Stratus’ internal financial reporting system utilized by its chief operating decision maker, follows (in thousands):

	Real Estate Operations [a]	Leasing Operations	Corporate, Eliminations and Other [b]	Total
Revenues:
Unaffiliated customers	$8,216	$15,057	$—	$23,273
Intersegment	9	—	(9)	—
Cost of sales, excluding depreciation	8,026	6,482	(25)	14,483
Depreciation	149	4,525	(50)	4,624
General and administrative expenses [c]	—	—	15,797	15,797
Gain on sale of assets [d]	—	(22,931)	—	(22,931)
Impairment of real estate [e]	625	—	—	625
Operating (loss) income	$(575)	$26,981	$(15,731)	$10,675
Capital expenditures and purchases and development of real estate properties	$30,841	$6,233	$475	$37,549
a.Includes sales commissions and other revenues together with related expenses.
b.Includes consolidated general and administrative expenses and eliminations of intersegment amounts.
c.Includes $3.8 million incurred for consulting, legal and public relation costs for Stratus' successful proxy contest and the real estate investment trust exploration process as well as $3.5 million in employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal.
d.Represents the pre-tax gain on the January 2021 sale of The Saint Mary.
e.Includes a $625 thousand impairment charge for the multi-family tract of land at Kingwood Place.

10. SUBSEQUENT EVENTS

On October 20, 2022, Stratus closed on the sale of a multi-family tract of land at Kingwood Place, an H-E-B grocery anchored, mixed-use project in Kingwood, Texas for $5.5 million. In connection with the sale, Stratus made a $5.0 million principal payment on the Kingwood Place construction loan.

Stratus evaluated events after September 30, 2022, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

BUSINESS STRATEGY

Results of Our Strategic Planning Process; Updates

Over the last seven quarters, we have generated pre-tax earnings of $218.9 million and after-tax cash flow of approximately $166 million from the sales of Block 21 (including $6.9 million of proceeds held in escrow for a year after the sale), The Santal, a 448-unit luxury garden-style multi-family project located in Barton Creek in Austin, Texas and The Saint Mary, a 240-unit luxury garden-style multi-family project in the Circle C community. Our Board of Directors (Board) and management team engaged in a strategic planning process, which included consideration of the uses of proceeds from the sale of Block 21 and other recent sales in 2021, and of our long-term business strategy. On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock, which was paid on September 29, 2022, to shareholders of record as of September 19, 2022. Our Board also approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors.

After streamlining our business through the sale of Block 21 in May 2022, our Board has decided to continue our successful development program, with our proven team focusing on pure residential and residential-centric mixed-use projects in Austin and other select markets in Texas, which we believe continue to be attractive locations. We believe by methodically developing and enhancing the value of our properties and then selling them or holding them for lease, we can create long-term value for our stockholders. As part of re-focusing our business, during third-quarter 2022, we completed the sale of substantially all of our non-core assets.

We do not currently have any material commitments to contribute additional cash to our joint venture projects or wholly owned development projects. However, our development plans for future projects require significant additional capital. We plan to continue to develop properties using project-level debt and third-party equity capital through joint ventures in which we receive development management fees and asset management fees, with our potential returns increasing above our relative equity interest in each project as negotiated return hurdles are achieved. Our investment strategy focuses on projects that we believe will provide attractive long-term returns, while limiting our financial risk.

As previously disclosed, we recently explored a potential sale or refinancing of Kingwood Place, Jones Crossing and West Killeen Market. Subsequently, we have decided to retain these cash-flowing properties given current market conditions.

We expect to reduce our reliance on our revolving credit facility and retain sufficient cash to operate our business, taking into account risks associated with changing market conditions and the variability in cash flows from our business. Our main source of revenue and cash flow is expected to come from sales of our properties to third parties or to joint ventures in which we participate, the timing of and proceeds from which are difficult to predict and depend on market conditions and other factors. We also generate cash flow from rent in our leasing operations and from development and asset management fees received from our properties. Due to the nature of our development-focused business, we do not expect to generate sufficient recurring cash flow to cover our general and administrative expenses each period. However, we believe that the unique nature and location of our assets, and our team’s ability to execute successfully on development projects, will provide us with positive cash flows and net income over time, as evidenced by our recent sales of The Saint Mary, The Santal and Block 21 described above. Further, we believe our investment strategy, current liquidity and pipeline of projects provide us with many years of opportunities to increase long-term value for our stockholders.

Given challenging market conditions discussed in more detail below, we are currently focused on successfully completing our projects under construction, managing our capital expenditures, advancing other projects through the planning, designing and entitlement process, maximizing cash flow from stabilized assets, controlling costs as much as possible in this inflationary environment, and continuing to source third-party equity capital. We have undeveloped properties currently undergoing active planning, including our two large projects Holden Hills and Section N. Refer to “Recent Development Activities” below for a discussion of these projects. While uncertainty in the market, primarily due to the increasing costs of construction materials and labor, and also rising interest rates, is currently causing a pause in some sales processes and the start of new development projects, we believe there continues to exist strong demand for residential and residential-centric mixed use projects in Austin and the other markets in Texas where we operate, combined with limited supply. We will re-evaluate our strategy as development progresses on the projects in our pipeline, and as market conditions stabilize.

OVERVIEW OF FINANCIAL RESULTS

On May 31, 2022, we completed the previously announced sale of Block 21 to Ryman Hospitality Properties, Inc. (Ryman) for $260.0 million, subject to certain purchase price adjustments, and including Ryman’s assumption of $136.2 million of existing mortgage debt, with the remainder paid in cash. Our net proceeds of cash and restricted cash totaled $112.3 million (including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserve for pending claims). We recorded a pre-tax gain on the sale of $119.7 million in second-quarter 2022. Block 21 was our wholly owned mixed-use real estate property in downtown Austin, Texas. Block 21 contains the 251-room W Austin Hotel and is home to Austin City Limits Live at the Moody Theater, a 2,750-seat entertainment venue that serves as the location for the filming of Austin City Limits, the longest running music series in American television history. Block 21 also includes Class A office space, retail space and the 3TEN ACL Live entertainment venue and business. The sale of Block 21 eliminated our Hotel and Entertainment segments. As a result, our hotel and entertainment operations, as well as the leasing operations associated with Block 21, are reported as discontinued operations for all periods presented in the financial statements included in this Form 10-Q. Refer to Note 4 for further discussion.

As described in this report and in our 2021 Form 10-K, in December 2021, one of our wholly owned subsidiaries sold The Santal multi-family property for $152.0 million, which after closing costs and payment of the outstanding project loan, generated net proceeds of approximately $74 million. In January 2021, one of our subsidiaries sold The Saint Mary multi-family property for $60.0 million of which we received $20.9 million after closing costs, payment of the construction loan, reserves for remaining costs of the partnership and distributions to noncontrolling interest owners. Net proceeds from the sales were used to pay down the balance of our $60.0 million Comerica Bank credit facility and for other corporate purposes.

Our Real Estate Operations encompass our activities associated with our acquisition, entitlement, development and sale of real estate. The current focus of our real estate operations is multi-family and single-family residential properties and residential-centric mixed-use properties. We may sell or lease the real estate we develop, depending on market conditions. Real estate that we develop and then lease becomes part of our Leasing Operations. Revenue in our Real Estate Operations may be generated from the sale of properties that are developed, undeveloped or under development, depending on market conditions. Developed property sales can include an individual tract of land that has been developed and permitted for residential use or a developed lot with a residence already built on it. In addition to our developed properties, we have a development portfolio that consists of approximately 1,700 acres of commercial and multi-family and single-family residential projects under development or undeveloped land held for future use.

Revenue in our Leasing Operations is generated from the lease of space at retail and mixed-use properties that we developed and the lease of residences in the multi-family projects that we developed. We also generate income from the sale of our leased properties, depending on market conditions.

Our total stockholders’ equity increased to $219.8 million at September 30, 2022, from $158.1 million at December 31, 2021, and $98.9 million at December 31, 2020, primarily as a result of gains realized on the sale of Block 21 in May 2022 and our sales of The Santal and The Saint Mary in December 2021 and January 2021, respectively.

Our revenues totaled $10.0 million in third-quarter 2022 and $24.2 million for the first nine months of 2022, compared with $6.3 million in third-quarter 2021 and $23.3 million for the first nine months of 2021. The increase in revenues in third-quarter 2022, compared to third-quarter 2021, is primarily a result of the sales of undeveloped real estate properties in our Real Estate Operations segment in third-quarter 2022, partially offset by a decrease in leasing revenue as a result of the sale of The Santal multi-family project in late 2021. The increase in revenues for the first nine months of 2022, compared to the first nine months of 2021, is primarily a result of the sales of undeveloped real estate properties as well as a completed Amarra Villas home in our Real Estate Operations segment partially offset by a decrease in leasing revenue following the sales of The Saint Mary and The Santal multi-family projects in 2021. Refer to "Results of Operations" below for further discussion of our segments.

Our net loss attributable to common stockholders totaled $2.4 million, or $0.29 per diluted share in third-quarter 2022, compared to a net loss of $3.8 million, or $0.46 per diluted share, in third-quarter 2021. During the first nine months of 2022 our net income attributable to common stockholders totaled $96.5 million, or $11.50 per diluted share, compared to a net loss attributable to common stockholders of $5.0 million, or $0.61 per diluted share, during the first nine months of 2021. Our results for the first nine months of 2022 include a $119.7 million pre-tax gain on the sale of Block 21. Refer to Note 4 under the heading “Block 21 - Discontinued Operations” for additional discussion. The results during the first nine months of 2022 also include a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion. Our net losses attributable to common stockholders in the 2021 periods include net losses from discontinued operations of $1.5 million and $9.9 million for third-quarter 2021 and the first nine months of 2021, respectively, as our former hotel and entertainment operations included in Block 21 were impacted by the COVID-19 pandemic. Our results for the first nine months of 2021 were positively impacted by the $22.9 million pre-tax gain ($16.2 million net of noncontrolling interests) on the January 2021 sale of The Saint Mary. Our net losses attributable to common stockholders in the 2021 periods also include (i) increases in charges to general and administrative expenses for incentive compensation costs associated with our Profit Participation Incentive Plan (PPIP) resulting primarily from an increased valuation for the Santal (third-quarter and nine-month periods), and for consulting, legal and public relation costs incurred in connection with our successful proxy contest and our real estate investment trust (REIT) exploration process (nine-month period), partially offset by (ii) a $3.7 million gain related to forgiveness of substantially all of our Paycheck Protection Program (PPP) loan (third-quarter and nine-month periods).

Market Conditions

Our industry has continued to experience cost increases primarily in construction materials and labor, along with supply chain constraints. In addition, interest rates have been rising and bank credit has been tightening in our industry. These factors are having an adverse impact on the projected profitability of our new projects, have delayed projects under construction and the commencement of construction on new projects, have adversely impacted our ability to raise equity capital on attractive terms in our desired time frame, and have adversely impacted our ability to sell some properties at attractive prices in our desired time frame. In addition, on completed projects, we are experiencing increased borrowing costs on our variable rate debt and increased operating costs due to inflation. To manage these risks, we go through extensive pricing exercises culminating with competitive bids from reputable contractors based on final plans and specifications. Because we typically engage third-party general contractors to construct our projects on a fixed-price or guaranteed maximum price basis, our exposure to cost increases on projects under construction is limited; however, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors. Refer to “Risk Factors” included in Part II, Item 1A. herein.

RECENT DEVELOPMENT ACTIVITIES

Current Residential Activities

Barton Creek
In second-quarter 2022, we sold a six-acre undeveloped multi-family tract of land in Barton Creek for $2.5 million. As of September 30, 2022, two developed Amarra Drive Phase III lots remained unsold.

The Villas at Amarra Drive (Amarra Villas) project is a 20-unit development in the Barton Creek community for which we completed construction and sale of the first seven homes between 2017 and 2019. We began construction on the next two Amarra Villas homes during first-quarter 2020, one of which was completed and sold for $2.4 million in second-quarter 2022. In 2021, we began construction of one additional home and in March 2022, we began construction on another two homes. We began construction on the remaining eight homes in second-quarter 2022. Construction on the last 12 units continue to progress, and as of November 4, 2022, 3 homes were under contract to sell and 9 Amarra Villas homes remain available for sale of the 20-unit project.

In third-quarter 2021, we began construction on The Saint June, a 182-unit luxury garden-style multi-family project within the Amarra development. The Saint June is comprised of multiple buildings featuring one, two and three bedroom units for lease with amenities that include a resort-style clubhouse, fitness center, pool and extensive green space. The project is expected to be completed in first-quarter 2023.

We continue to progress the development plans for Holden Hills, our final large residential development within the Barton Creek community consisting of 495 acres and designed to feature approximately 475 unique residences to be developed in multiple phases with a focus on health and wellness, sustainability and energy conservation. We have obtained construction permits for Phase I, and subject to obtaining financing and other market conditions, we currently expect to start infrastructure construction in late 2022 and to complete site work for Phase I, including the construction of road, utility, drainage and other required infrastructure, approximately 20 to 22 months from the start of construction. Accordingly, our current projections anticipate that we could start building homes and/or selling home sites in late 2024 or 2025. We may sell the developed home sites, or may elect to build and sell, or build and lease, homes on some or all of the home sites, depending on financing and market conditions.

Using a conceptual approach similar to that used for Holden Hills, we continue to progress the development plans for Section N, our approximately 570-acre tract located along Southwest Parkway in the southern portion of the Barton Creek community adjacent to Holden Hills. We are designing a dense, mid-rise, mixed-use project surrounded by an extensive greenspace amenity, resulting in a significant potential increase in development density, as compared to our prior plans.

The Annie B
In September 2021, we purchased the land and announced plans for The Annie B, a proposed luxury high-rise rental project in downtown Austin to be developed as a 400-foot tower, consisting of approximately 420,000 square feet with 316 luxury multi-family units for lease. We continue to work to finalize our development plans with a goal of beginning construction in late 2023 or 2024, subject to obtaining financing and other market conditions.

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

Lantana Multi-Family, Magnolia Place, Jones Crossing, Kingwood Place and Other Residential
We have advanced development plans for the multi-family component of Lantana Place, a partially developed, mixed-use development project located south of Barton Creek in Austin. The multi-family component is now known as The Saint Julia and is expected to consist of 306 units. We currently do not expect to begin construction prior to 2024, and the project remains subject to financing and market conditions.

In second-quarter 2022, we sold an undeveloped tract of land in Austin for $0.6 million. In third-quarter 2022, we sold a 0.3 acre undeveloped tract of land in Austin for $1.6 million and 28 acres of undeveloped residential land for $3.2 million at Magnolia Place, an H-E-B, L.P (H-E-B) grocery shadow-anchored, mixed-use project in Magnolia, Texas. We also continue to evaluate options for the multi-family component of Jones Crossing, an H-E-B grocery anchored, mixed-use development located in College Station, Texas.

In September 2021, we entered into a contract to sell a multi-family tract of land currently planned for approximately 275 multi-family units for $5.5 million at Kingwood Place, an H-E-B grocery anchored, mixed-use project in Kingwood, Texas. We closed on the sale on October 20, 2022. In connection with the sale, we made a $5.0 million principal payment on the Kingwood Place construction loan.

For further discussion of our multi-family and single-family residential properties, refer to MD&A and the related sections in Items 1. and 2. “Business and Properties” in our 2021 Form 10-K.

Current Commercial Activities

Magnolia Place
In August 2021, we began construction on the first phase of development of Magnolia Place, our H-E-B grocery shadow-anchored, mixed-use project in Magnolia, Texas. Magnolia Place is currently planned to consist of 4 retail buildings totaling approximately 35,000 square feet, 5 retail pad sites to be sold or ground leased, 194 single-family lots and approximately 500 multi-family units. The first phase of development consists of 2 retail buildings totaling 18,987 square feet, all 5 pad sites and the road, utility and drainage infrastructure necessary to support the entire development. Infrastructure construction was completed in second-quarter 2022. In third-quarter 2022, we substantially completed construction on the first phase of development and the two retail buildings were turned over to our retail tenants to begin their finish-out process. In mid-2021, H-E-B began construction on its 95,000-square-foot grocery store on an adjoining 18-acre site owned by H-E-B, which opened on November 2, 2022. During second-quarter 2022, we sold one completed pad site for $2.3 million and sold another completed pad site in third-quarter 2022 for $1.1 million.

Lantana Place
As of September 30, 2022, we had signed leases for approximately 90 percent of the retail space at Lantana Place, including the anchor tenant, Moviehouse & Eatery, and a ground lease for an AC Hotel by Marriott. Lantana Place is our partially developed, mixed-use development project within the Lantana community south of Barton Creek in Austin, Texas.

Kingwood Place
Kingwood Place is our H-E-B-anchored, mixed-use development project in Kingwood, Texas (in the greater Houston area). We have constructed approximately 152,000 square feet of retail space at Kingwood Place, including an H-E-B grocery store, and we have signed ground leases on four of the retail pads. One pad site remains available for lease. As of September 30, 2022, we had signed leases for approximately 95 percent of the retail space, including the H-E-B grocery store. We recently explored a potential sale or refinancing of Kingwood Place, but have decided to retain this cash-flowing property given current market conditions.

Jones Crossing
As of September 30, 2022, we had signed leases for substantially all of the retail space at the first phase of Jones Crossing. Jones Crossing is our H-E-B-anchored, mixed-use project in College Station, Texas. We recently explored a potential sale or refinancing of Jones Crossing, but have decided to retain this cash-flowing property given current market conditions.

West Killeen Market
As of September 30, 2022, we had signed leases for approximately 75 percent of the retail space at West Killeen Market, our retail project located in Killeen, Texas, shadow-anchored by an adjacent H-E-B grocery store. During third-quarter 2022, we sold the last remaining pad site for $1.0 million. We recently explored a potential sale or refinancing of West Killeen Market, but have decided to retain this cash-flowing property given current market conditions.

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

RESULTS OF OPERATIONS

We are continually evaluating the development and sale potential of our properties and will continue to consider opportunities to enter into transactions involving our properties, including possible sales, joint ventures or other arrangements. As a result, and because of numerous factors affecting our business activities as described herein and in our 2021 Form 10-K, our past operating results are not necessarily indicative of our future results. We use operating income or loss to measure the performance of our operating segments. Corporate, eliminations and other includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs described herein.

The following table summarizes our operating results (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022		2021	2022	2021
Operating (loss) income:
Real Estate Operations [a]	$(89)		$(1,904)	$1,014	$(575)
Leasing Operations [b]	853		1,689	8,374	26,981
Corporate, eliminations and other [c]	(3,594)		(5,213)	(10,202)	(15,731)
Operating (loss) income	$(2,830)		$(5,428)	$(814)	$10,675
Interest expense, net	$—		$(855)	$(15)	$(2,690)
Net (loss) income from continuing operations	$(2,574)		$(2,656)	$(230)	$11,212
Net (loss) income from discontinued operations [d]	$—	[e]	$(1,541)	$96,300	$(9,947)
Total comprehensive loss (income) attributable to noncontrolling interests	$214		$433	$463	$(6,248)
Net (loss) income attributable to common stockholders	$(2,360)		$(3,764)	$96,533	$(4,983)
a.Includes sales commissions and other revenues together with related expenses. For both periods of 2022, includes a $650 thousand impairment charge for one of the Amarra Villas homes that is under contract to sell for $2.4 million and a $70 thousand impairment charge for the multi-family tract of land at Kingwood Place that sold for $5.5 million in October 2022. For both periods of 2021, includes a $625 thousand impairment charge for the multi-family tract of land at Kingwood Place.
b.The first nine months of 2022 includes a $4.8 million pre-tax gain recognized on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that Stratus entered into in connection with its sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for additional discussion. The first nine months of 2021 includes a $22.9 million pre-tax gain on the January 2021 sale of The Saint Mary.
c.Includes consolidated general and administrative expenses and eliminations of intersegment amounts. The decreases in 2022 from the comparable prior year periods are primarily the result of $3.8 million incurred for the first nine months of 2021 for consulting, legal and public relation costs for our successful proxy contest and the REIT exploration process in addition to $2.8 million incurred in third-quarter 2021 and $3.5 million incurred during the first nine months of 2021 for employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal.
d.The first nine months of 2022 includes a $119.7 million pre-tax gain on the May 2022 sale of Block 21.

As a result of the May 2022 sale of Block 21, we currently have two operating segments: Real Estate Operations and Leasing Operations (refer to Note 9). The following is a discussion of our operating results by segment.

Real Estate Operations
The following table summarizes our Real Estate Operations results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Developed property sales	$—	$—	$2,382	$4,615
Undeveloped property sales	6,887	750	12,331	3,250
Commissions and other	—	142	124	360
Total revenues	6,887	892	14,837	8,225
Cost of sales, including depreciation	6,256	2,171	13,103	8,175
Impairment of real estate	720	625	720	625
Operating (loss) income	$(89)	$(1,904)	$1,014	$(575)

Developed Property Sales. The following table summarizes our developed property sales (dollars in thousands):

	Nine Months Ended September 30,
	2022			2021
	Homes	Revenues	Average Cost Per Home	Lots/Units	Revenues	Average Cost Per Lot/Unit
Barton Creek
Amarra Drive:
Amarra Villas homes	1	$2,382	$2,382	—	$—	$—
Phase III lots	—	—	—	3	2,215	299

W Austin Hotel & Residences Project
Condominium Unit	—	—	—	1	2,400	1,721
Total Residential	1	$2,382		4	$4,615
There were no developed property sales in third-quarter 2022 or 2021. The decrease in revenues from developed property sales for the first nine months of 2022, compared to the first nine months of 2021, reflects no lot sales in the 2022 period, as inventory of developed properties in our Real Estate Operations segment is limited. In addition, the first nine months of 2021 included revenue from the sale of our last condominium unit at the W Austin Hotel & Residences.

Undeveloped Property Sales. In third-quarter 2022, we closed $6.9 million of undeveloped property sales consisting of (i) 28 acres of residential land for $3.2 million at Magnolia Place, (ii) a 0.3 acre tract of land in Austin for $1.6 million, (iii) a pad site at Magnolia Place for $1.1 million, and (iv) a pad site at West Killeen Market for $1.0 million. During the first nine months of 2022, we also closed $5.4 million of undeveloped property sales consisting of (i) a six-acre multi-family tract of land in Amarra Drive for $2.5 million, (ii) a completed pad site at Magnolia Place for $2.3 million and (iii) a tract of land in Austin for $0.6 million. In third-quarter 2021, we sold a pad site at West Killeen Market for $750 thousand. During the first nine months of 2021, we also sold a five-acre multi-family tract of land in Amarra Drive for $2.5 million.

Real Estate Cost of Sales and Depreciation. Cost of sales includes costs of property sold, project operating and marketing expenses and allocated overhead costs, partly offset by reductions for certain municipal utility district (MUD) reimbursements. Cost of sales increased to $6.3 million in third-quarter 2022 and $13.1 million for the first nine months of 2022, compared to $2.2 million in third-quarter 2021 and $8.2 million for the first nine months of 2021, primarily reflecting higher real estate revenues in the 2022 periods.

Impairment of Real Estate. In September 2021, we entered into a contract to sell the multi-family tract of land at Kingwood Place, which was planned for approximately 275 multi-family units, for $5.5 million. The sale closed in October 2022. Upon entering into the contract, we recorded a $625 thousand impairment charge in third-quarter

2021 to reduce the carrying value of the land to its fair value based on the contractual sale price less estimated selling costs. In third-quarter 2022, we recorded an additional $70 thousand impairment charge as a result of the selling costs exceeding the previous estimate.

In February 2021, we entered into a contract to sell one of the Amarra Villas homes for $2.4 million. The sale, if consummated, is set to close in first-quarter 2023. We recorded a $650 thousand impairment charge in third-quarter 2022 because the currently estimated total project costs and costs of sale for the home under construction exceed its contractual sale price.

Leasing Operations
The following table summarizes our Leasing Operations results (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Rental revenue	$3,090	$5,376	$9,370	$15,057
Rental cost of sales, excluding depreciation	1,350	2,238	3,204	6,482
Depreciation	887	1,449	2,604	4,525
Gain on sale of assets	—	—	(4,812)	(22,931)
Operating income	$853	$1,689	$8,374	$26,981

Rental Revenue.  Rental revenue primarily includes revenue from Lantana Place, Jones Crossing, Kingwood Place and West Killeen Market, and until their sales in December 2021 and January 2021, respectively, our multi-family projects The Santal and The Saint Mary. The decrease in rental revenue in the 2022 periods, compared with the 2021 periods, primarily reflects the sale of The Santal in December 2021, partly offset by increased revenue at Lantana Place and Kingwood Place. The Santal had rental revenue of $2.3 million in third-quarter 2021 and $6.8 million during the first nine months of 2021.

Rental Cost of Sales and Depreciation. Rental cost of sales and depreciation expense decreased in third-quarter 2022 and the first nine months of 2022, compared with the 2021 periods, primarily as a result of the sale of The Santal.

Gain on Sale of Assets. For the first nine months of 2022, we recognized a gain on the reversal of accruals for costs to lease and construct buildings under a master lease arrangement that we entered into in connection with our sale of The Oaks at Lakeway in 2017. Refer to Note 4 under the heading “The Oaks at Lakeway” for further discussion.

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

Corporate, Eliminations and Other
Corporate, eliminations and other (refer to Note 9) includes consolidated general and administrative expenses, which primarily consist of employee compensation and other costs. Consolidated general and administrative expenses decreased to $3.6 million in third-quarter 2022 and $10.2 million for the first nine months of 2022, compared to $5.3 million in third-quarter 2021 and $15.8 million for the first nine months of 2021 primarily as a result of $2.8 million incurred in third-quarter 2021 and $3.5 million incurred during the first nine months of 2021 for employee incentive compensation costs associated with the PPIP resulting primarily from an increased valuation for The Santal and $3.8 million incurred for the first nine months of 2021 for consulting, legal and public relation costs for our successful proxy contest and the REIT exploration process.

Non-Operating Results
Interest Expense, Net. Interest costs (before capitalized interest) totaled $1.8 million in third-quarter 2022 and $4.4 million for the first nine months of 2022, compared with $2.2 million in third-quarter 2021 and $6.6 million for the first nine months of 2021. Interest costs in the 2022 periods were lower, compared to the 2021 periods, primarily reflecting reductions in average debt balances, including the repayment of the outstanding balance on the Comerica Bank credit facility and the repayment of The Santal loan partially offset by rising interest rates. As of September 30, 2022, all of our debt was variable-rate debt, and for all of such debt, the interest rates have increased for the first nine months of 2022 and may continue to rise in the future if prevailing market interest rates continue to climb.
Capitalized interest totaled $1.8 million in third-quarter 2022 and $4.3 million for the first nine months of 2022, compared to $1.3 million in third-quarter 2021 and $3.9 million for the first nine months of 2021. Capitalized interest is primarily related to development activities at Barton Creek (primarily Section N), The Annie B, The Saint George and Magnolia Place.
Net Gain on Extinguishment of Debt. We recorded a net gain on extinguishment of debt totaling $3.7 million in third-quarter 2021 and $3.5 million for the first nine months of 2021 primarily associated with the forgiveness of substantially all of our PPP loan in third quarter 2021. This gain was partly offset by losses on the extinguishment of debt associated with the repayment of The Saint Mary construction loan upon the sale of the property in first-quarter 2021 and the refinancing of the Jones Crossing construction loan in second-quarter 2021, which resulted in the write-off of unamortized deferred financing costs.
Provision for Income Taxes. We recorded a provision for income taxes of $0.4 million in third-quarter 2022 and $0.2 million for the first nine months of 2022, compared to $0.1 million in third-quarter 2021 and $0.3 million for the first nine months of 2021. Refer to Note 8 for further discussion of income taxes.

Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations totaled $96.3 million for the first nine months of 2022, compared to $(9.9) million for the first nine months of 2021. As a result of the sale of Block 21 in May 2022, we did not have any net income from discontinued operations in third-quarter 2022 compared to $(1.5) million in third-quarter 2021. The net income for the first nine months of 2022 primarily reflects a $119.7 million pre-tax gain on the sale of Block 21. The net losses in the 2021 periods reflect the negative impacts that the COVID-19 pandemic had on the hotel and entertainment operations within our discontinued operations.

Total Comprehensive Loss (Income) Attributable to Noncontrolling Interests in Subsidiaries. Our partners' share of losses (income) totaled $0.2 million in third-quarter 2022 and $0.5 million for the first nine months of 2022, compared to $0.4 million in third-quarter 2021 and $(6.2) million for the first nine months of 2021. For the first nine months of 2021, our partners were allocated $6.7 million of the gain from the sale of The Saint Mary.

CAPITAL RESOURCES AND LIQUIDITY

Volatility in the real estate market, including the markets in which we operate, can impact the timing of and proceeds received from sales of our properties, which may cause uneven cash flows from period to period. However, we believe that the unique nature and location of our assets will provide us positive cash flows over time.

Comparison of Cash Flows for the Nine Months Ended September 30, 2022 and 2021
Operating Activities. Cash used in operating activities totaled $49.3 million for the first nine months of 2022, compared with $36.4 million for the first nine months of 2021. Expenditures for purchases and development of real estate properties totaled $18.3 million for the first nine months of 2022 and $30.8 million for the first nine months of 2021, both primarily related to development of our Barton Creek properties, particularly Amarra Villas and, to a lesser extent, Holden Hills. The cash outflow resulting from the decrease in accounts payable, accrued liabilities and other during the first nine months of 2022 is primarily related to the payment of awards under the PPIP and the timing of tax payments, including property taxes.

Investing Activities. Cash provided by investing activities totaled $66.2 million for the first nine months of 2022 and $51.8 million for the first nine months of 2021. During the first nine months of 2022, we received net proceeds from the sale of Block 21 of $105.8 million (excluding the release of reserves previously presented as restricted cash but including $6.9 million of post-closing escrow amounts to be held for 12 months after the closing, subject to a longer retention period with respect to any required reserves for pending claims). During the first nine months of 2021, we received proceeds, net of closing costs, from the sale of The Saint Mary of $59.5 million.

Capital expenditures totaled $38.9 million for the first nine months of 2022, primarily for The Saint June, The Saint George and Magnolia Place projects, and $6.7 million for the first nine months of 2021, primarily for The Saint June, Lantana Place and Magnolia Place projects.

Financing Activities. Cash used in financing activities totaled $9.7 million for the first nine months of 2022 and cash provided by financing activities totaled $10.0 million for the first nine months of 2021. During the first nine months of 2022, we had no net borrowings on the Comerica Bank credit facility, compared with net borrowings of $10.9 million for the first nine months of 2021. During the first nine months of 2022, net borrowings on other project and term loans totaled $16.0 million, primarily reflecting borrowings on the Magnolia Place and The Saint June construction loans. During the first nine months of 2021, net repayments on other project and term loans totaled $13.9 million, primarily reflecting the repayment of The Saint Mary construction loan upon the sale of the project. Refer to “Liquidity Outlook, Credit Facility and Other Financing Arrangements” below for a discussion of our outstanding debt at September 30, 2022.
During the first nine months of 2022, we received contributions from noncontrolling interest owners of $15.0 million, related to The Saint George partnership. No distributions to noncontrolling interest owners were paid during the first nine months of 2022. During the first nine months of 2021, we paid distributions to noncontrolling interest owners of $13.2 million, primarily related to the sale of The Saint Mary, and received contributions from noncontrolling interest owners of $28.0 million, related to The Saint June and Block 150 limited partnerships.

On September 1, 2022, after receiving written consent from Comerica Bank, our Board declared a special cash dividend of $4.67 per share (totaling $40.0 million) on our common stock which was paid on September 29, 2022, to shareholders of record as of September 19, 2022. Our Board also approved a new share repurchase program, which authorizes repurchases of up to $10.0 million of our common stock, which replaced our prior share repurchase program. The repurchase program authorizes us, in management’s discretion, to repurchase shares from time to time, subject to market conditions and other factors. As of September 30, 2022, we repurchased 33,958 shares of our common stock for a total of $0.8 million at an average price of $23.49. Through November 4, 2022, we have acquired 105,415 shares of our common stock for a total cost of $2.6 million at an average price of $25.02 per share, and $7.4 million remains available for repurchases under the program.

The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice.

Liquidity Outlook, Credit Facility and Other Financing Arrangements
We had $63.5 million in cash and cash equivalents at September 30, 2022. We believe that our current cash and cash equivalents, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, debt service requirements, expected capital expenditures, project funding commitments, income taxes and the share repurchase program for at least the next 12 months. We expect to be able to extend or refinance all of our loans prior to their maturity dates. No assurances can be given that the results anticipated by our projections will occur. Refer to “Risk Factors” included in Part I, Item 1A. and Note 6 in our 2021 Form 10-K.

At September 30, 2022, we had total debt of $125.4 million based on the principal amounts outstanding, compared with $107.9 million at December 31, 2021. Consolidated debt at December 31, 2021, excluded the Block 21 loan of approximately $137 million, which was presented in liabilities held for sale - discontinued operations. Using proceeds from the sale of Block 21, we repaid the outstanding amount under our $60.0 million Comerica Bank credit facility prior to June 30, 2022. At September 30, 2022, we had $49.0 million available under the credit facility. Letters of credit, totaling $11.0 million, have been issued under the credit facility, and secure our obligation to build certain roads and utilities facilities benefiting Holden Hills and Section N. Refer to “Debt Maturities and Other Contractual Obligations” below for a table illustrating the timing of principal payments due on our outstanding debt as of September 30, 2022. We plan to make a federal income tax payment of approximately $10 million in December 2022 to satisfy estimated taxes due associated with current year taxable income, including the gain on the sale of Block 21.

Our debt agreements require compliance with specified financial covenants. Refer to MD&A in our 2021 Form 10-K and Note 6 for a discussion of the financial covenants in our debt agreements. As of September 30, 2022, we were in compliance with all of our financial covenants.

Stratus’ and its subsidiaries’ debt arrangements contain significant limitations that may restrict Stratus’ and its subsidiaries’ ability to, among other things: borrow additional money or issue guarantees; pay dividends, repurchase equity or make other distributions to equityholders; make loans, advances or other investments; create liens on assets; sell assets; enter into sale-leaseback transactions; enter into transactions with affiliates; permit a change of control; sell all or substantially all of its assets; and engage in mergers, consolidations or other business combinations. Our Comerica Bank credit facility, Amarra Villas credit facility, The Annie B land loan, The Saint George construction loan and Kingwood Place construction loan require Comerica Bank’s prior written consent for any common stock repurchases in excess of $1.0 million or any dividend payments, which was obtained in connection with the special cash dividend and share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

In May 2022, we entered into an amendment with Comerica Bank to extend the maturity date of the Comerica Bank credit facility from September 27, 2022, to December 26, 2022, and in November 2022, Comerica Bank extended the maturity date from December 26, 2022, to March 27, 2023. We are in discussions with the lender to remove Holden Hills from the collateral pool for the facility, finance the Holden Hills project under a separate loan agreement and enter into a revised revolving credit facility with a lower borrowing limit secured by the remaining collateral under the facility.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes our debt maturities based on the principal amounts outstanding as of September 30, 2022 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Comerica Bank credit facility [a]	$—	$—	$—	$—	$—	$—	$—
Jones Crossing loan	—	—	—	—	24,500	—	24,500
The Annie B land loan	—	14,000	—	—	—	—	14,000
New Caney land loan	—	4,050	—	—	—	—	4,050
Construction loans:
Kingwood Place [b]	32,689	—	—	—	—	—	32,689
Lantana Place	—	103	259	276	290	20,951	21,879
The Saint June	—	—	10,135	—	—	—	10,135
West Killeen Market	8	32	33	5,917	—	—	5,990
Magnolia Place	—	—	6,540	—	—	—	6,540
Amarra Villas credit facility	—	—	5,574	—	—	—	5,574
Total	$32,697	$18,185	$22,541	$6,193	$24,790	$20,951	$125,357
a.In May 2022, we entered into an amendment to extend the maturity date of the $60.0 million Comerica Bank credit facility from September 27, 2022, to December 26, 2022, and have entered into another extension of the maturity date from December 26, 2022, to March 27, 2023, pending completion of our discussions with the lender to amend the facility in connection with the financing of Holden Hills as discussed elsewhere in this report.
b.Matures December 6, 2022. We expect to extend the maturity date for an additional 12-month period. Following the extension, we have the option to extend the maturity date for a second additional 12-month period, subject to certain conditions. The sale of the multi-family tract closed in October 2022 and resulted in a principal paydown of $5.0 million.

The following table summarizes the interest rate of each loan, all of which have variable rates, as of September 30, 2022, and December 31, 2021:

	Interest Rate at
	September 30, 2022	December 31, 2021
Comerica Bank credit facility	6.40%	5.00%
Jones Crossing loan	4.91	2.40
The Annie B land loan	5.56	3.50
New Caney land loan	5.28	3.10
Construction loans:
Kingwood Place	5.06	2.60
Lantana Place	5.00	3.00
The Saint June	5.31	—
West Killeen Market	5.35	3.00
Magnolia Place	5.88	3.50
Amarra Villas credit facility	5.40	3.10

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical fact, such as plans, projections or expectations related to the impacts of the COVID-19 pandemic, the impact of inflation and interest rate changes, supply chain constraints and tightening bank credit, our ability to meet our future debt service and other cash obligations, future cash flows and liquidity, our expectations about the Austin and Texas real estate markets, the planning, financing, development, construction, completion and stabilization of our development projects, plans to sell, recapitalize, or refinance properties, future operational and financial performance, MUD reimbursements for infrastructure costs, regulatory matters, leasing activities, tax rates, future capital expenditures and financing plans, possible joint ventures, partnerships, or other strategic relationships, other plans and objectives of management for future operations and development projects, and future cash returns to stockholders, including the timing and amount of repurchases under our share repurchase program. The words “anticipate,” “may,” “can,” “plan,” “believe,” “potential,” “estimate,” “expect,” “project,” "target," “intend,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements are intended to identify those assertions as forward-looking statements.

Under our Comerica Bank debt agreements, we are not permitted to repurchase our common stock in excess of $1.0 million or pay dividends on our common stock without Comerica Bank's prior written consent, which was obtained in connection with the special cash dividend and share repurchase program. Any future declaration of dividends or decision to repurchase our common stock is at the discretion of our Board, subject to restrictions under our Comerica Bank debt agreements, and will depend on our financial results, cash requirements, projected compliance with covenants in our debt agreements, outlook and other factors deemed relevant by our Board. Our future debt agreements, future refinancings of or amendments to existing debt agreements or other future agreements may restrict our ability to declare dividends or repurchase shares.

We caution readers that forward-looking statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the ongoing COVID-19 pandemic and any future major public health crisis, increases in inflation and interest rates, supply chain constraints, declines in the market value of our assets, increases in operating and construction costs, including real estate taxes and the cost of building materials and labor, defaults by contractors and subcontractors, our ability to pay or refinance our debt, extend maturity dates of our loans or comply with or obtain waivers of financial and other covenants in debt agreements and to meet other cash obligations, our ability to collect anticipated rental payments and close projected asset sales, the availability and terms of financing for development projects and other corporate purposes, our ability to enter into and maintain joint ventures, partnerships, or other strategic relationships, including risks associated with such joint ventures, our ability to implement our business strategy successfully, including our ability to develop, construct and sell or lease properties on terms our Board considers acceptable, market conditions or corporate developments that could preclude, impair or delay any opportunities with respect to plans to sell, recapitalize or refinance properties, our ability to obtain various entitlements and permits, a decrease in the demand for real estate in select markets in Texas where we operate, changes in economic, market, tax and business conditions, including as a result of the war in Ukraine, reductions in discretionary spending by consumers and businesses, competition from other real estate developers, the termination of sales contracts or letters of intent because of, among other factors, the failure of one or more closing conditions or market changes, the failure to attract customers or tenants for our developments or such customers’ or tenants’ failure to satisfy their purchase commitments or leasing obligations, changes in consumer preferences, potential additional impairment charges, industry risks, changes in laws, regulations or the regulatory environment affecting the development of real estate, opposition from special interest groups or local governments with respect to development projects, weather- and climate-related risks, loss of key personnel, environmental and litigation risks, cybersecurity incidents and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K, filed with the SEC, and “Risk Factors” included in Part II, Item 1A. herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b)          Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are supplementing the risk factors described under Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K with the risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our 2021 Form 10-K.

Increases in construction and labor costs, supply chain constraints, higher borrowing costs and tightening of bank credit are having an adverse impact on us and may continue to do so.

As discussed in more detail in Part I, Item 2. under the heading “Overview of Financial Results - Market Conditions,” our industry has been experiencing construction and labor cost increases, supply chain constraints, higher borrowing costs and tightening bank credit, which have increased our costs, delayed projects, adversely impacted our ability to raise equity capital on attractive terms and in our desired time frame and our ability to sell some properties at attractive prices in our desired time frame; these trends may continue or worsen. In addition, rising costs and delays in delivery of materials may increase the risk of default by contractors and subcontractors on ongoing construction projects. If we are unable to offset rising costs by value engineering or raising rents and sales prices, our profitability and cash flows would be adversely impacted, and we may be required to recognize additional impairment charges in the future. Further, these factors have caused and may continue to cause a decline in demand for our real estate, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of our equity securities during the three months ended September 30, 2022.

The following table provides a summary of repurchases of shares of our common stock by our company and any “affiliated purchaser” as defined by the SEC during the three months ended September 30, 2022, and the approximate dollar value of shares (in thousands) that may yet be purchased pursuant to our share repurchase program as of September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [a]
July 1, 2022 through July 31, 2022	—	$—	—	$—
August 1, 2022 through August 31, 2022	—	$—	—	$—
September 1, 2022 through September 30, 2022	33,958	$23.49	33,958	$9,201
Total	33,958	$23.49	33,958
a.On September 2, 2022, we announced that our Board approved a new share repurchase program authorizing repurchases of up to $10.0 million of our common stock. The timing, price and number of shares that may be repurchased under the program will be based on market conditions, applicable securities laws and other factors considered by management. Share repurchases under the program may be made from time to time through solicited or unsolicited transactions in the open market, in privately negotiated transactions or by other means in accordance with securities laws. The share repurchase program does not obligate us to repurchase any specific amount of shares, does not have an expiration date, and may be suspended, modified or discontinued at any time without prior notice. The new program replaces our prior share repurchase program. Through November 4, 2022, we have acquired 105,415 shares of our common stock for a total cost of $2.6 million at an average price of $25.02 per share, and $7.4 million remains available for repurchases under the program.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

2.1	Agreement of Sale and Purchase, dated February 15, 2017, between Stratus Lakeway Center, LLC and FHF I Oaks at Lakeway, LLC.		8-K	001-37716	2/21/2017

2.2	Agreement of Sale and Purchase, dated October 26, 2021 between Stratus Block 21, L.L.C. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.3	Membership Interest Purchase Agreement, dated October 26, 2021 between Stratus Block 21 Investments, L.P. and Ryman Hospitality Properties, Inc.		10-K	001-37716	3/31/2022

2.4	Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, dated as of September 20, 2021.		10-Q	001-37716	11/15/2021

2.5	First Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and BG-QR GP, LLC, as purchaser, effective as of October 13, 2021.		10-Q	001-37716	11/15/2021

2.6	Second Amendment to Agreement of Sale and Purchase, by and between Santal, L.L.C., as seller, and Berkshire Multifamily Income Realty-OP, L.P., as purchaser, dated as of November 3, 2021.		10-Q	001-37716	11/15/2021

3.1	Composite Certificate of Incorporation of Stratus Properties Inc.		8-A/A	001-37716	8/13/2021

3.2	Second Amended and Restated By-Laws of Stratus Properties Inc., as amended effective August 3, 2017.		10-Q	001-37716	8/9/2017

4.1	Investor Rights Agreement by and between Stratus Properties Inc. and Moffett Holdings, LLC dated as of March 15, 2012.		8-K	000-19989	3/20/2012

4.2	Assignment and Assumption Agreement by and among Moffett Holdings, LLC, LCHM Holdings, LLC and Stratus Properties Inc., dated as of March 3, 2014.		13D	005-42652	3/5/2014

10.1	Construction Loan Agreement by and between The Saint George Apartments, L.P., as borrower, and Comerica Bank, as lender, dated July 19, 2022.		8-K	001-37716	7/21/2022

10.2	Amended and Restated Installment Note by and between The Saint George Apartments, L.P. and Comerica Bank dated July 19, 2022.		8-K	001-37716	7/21/2022

10.3	Guaranty Agreement by Stratus Properties Inc. for the benefit of Comerica Bank dated July 19, 2022 related to The Saint George Construction Loan Agreement.		8-K	001-37716	7/21/2022

10.4	Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated April 28, 2017.		8-K	001-37716	5/3/2017

10.5	Promissory Note by and between Lantana Place, L.L.C. and Southside Bank dated April 28, 2017.		10-K	001-37716	3/31/2022

10.6	First Amendment to Construction Loan Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, dated December 13, 2017.		10-K	001-37716	3/16/2018

10.7	Loan Modification Agreement by and between Lantana Place, L.L.C., as borrower, and Southside Bank, as lender, effective as of June 19, 2020.		10-Q	001-37716	6/25/2020

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Form	File No.	Date Filed

10.8	Second Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of January 4, 2021.		10-K	001-37716	3/15/2021

10.9	Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of January 13, 2022.		10-K	001-37716	3/31/2022

10.10	Loan Modification Agreement by and between Lantana Place, L.L.C. and Southside Bank, effective as of August 26, 2022.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	X

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

Date: November 14, 2022
S-1